Form 10-Q
period 1995-09-30
WATSON PHARMACEUTICALS INC
filed 1995-11-13
CIK 884629

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                            ----------------------



                                   FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-20045




                          WATSON PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                 NEVADA                                 95-3872914
    (State or other jurisdiction of                  (I.R.S. Employer)
     incorporation or organization)                 Identification No.)


          311 BONNIE CIRCLE
              CORONA, CA                                  91720
(Address of principal executive offices)               (Zip Code)



                                 909-270-1400
             (Registrant's telephone number, including area code)


                                NOT APPLICABLE
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                           YES   X          NO
                               -----           -----

The number of shares outstanding of the Registrant's only class of common stock as of September 30, 1995 was 36,060,344 shares.

                          WATSON PHARMACEUTICALS, INC.

                                     INDEX

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995


                                                                   PAGE NUMBER
                                                                   -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets
           As of September 30, 1995 and
           December 31, 1994                                         3 and 4

         Consolidated Statements of
           Income for the Three Months and
           Nine Months Ended September 30, 1995 and 1994                5

         Consolidated Statements of Cash
           Flows for the Nine Months Ended
           September 30, 1995 and 1994                               6 and 7

         Notes to Unaudited Consolidated
           Financial Statements for the
           Nine Months Ended September 30, 1995                         8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                9 to 12

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               13

         Signatures                                                     14

Part I - Financial Information


Item 1 - Unaudited Consolidated Financial Statements



                          WATSON PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                                                   September 30,     December 31,
                                                                                        1995             1994
                                                                                   ------------      -----------
                                    ASSETS


Current Assets:

 Cash and cash equivalents                                                           $ 95,069         $ 71,165
 Marketable securities                                                                 24,585           35,531
 Accounts receivable, net of allowances for
   doubtful accounts of $1,110 and $903, respectively                                  21,727           16,128
 Royalty receivable                                                                     1,976
 Inventories                                                                           20,060           16,361
 Prepaid expenses and other current assets                                              4,080            2,732
 Current deferred tax assets                                                           25,056           30,995
                                                                                     --------         --------
        Total current assets                                                          192,553          172,912

Property and equipment, net                                                            65,063           54,115
Investments in joint ventures                                                          33,320           31,824
Other assets                                                                            4,430            3,465
                                                                                     --------         --------
        Total assets                                                                 $295,366         $262,316
                                                                                     ========         ========





The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for 1994 and unaudited pro forma financial information on a combined basis as filed in Form S-4, are an integral part of the Unaudited Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                               September 30,       December 31,
                                                                   1995               1994
                                                               ------------        -----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Accounts payable and accrued expenses                           $ 25,172            $ 17,533
 Income taxes payable                                                 775
 Current portion of long-term debt                                    662                 718
                                                                 --------            --------
      Total current liabilities                                    26,609              18,251

Deferred partnership liability                                                         14,033
Other liabilities                                                   3,088               1,604
Long-term debt                                                      4,582               5,058
                                                                 --------            --------
      Total liabilities                                            34,279              38,946
                                                                 --------            --------


Stockholders' Equity:

 Preferred stock; no par; 2,500,000 shares
   authorized; none outstanding
 Common stock; par value of $.0033; 100,000,000
   shares authorized; 36,060,344 and 35,782,704
   shares issued and outstanding, respectively                        119                 118
 Additional paid-in capital                                       136,884             132,115
 Retained earnings                                                125,832              94,821
 Unrealized holding loss on marketable securities                    (147)               (870)
 Unearned compensation-stock awards                                (1,601)             (2,814)
                                                                 --------            --------
      Total stockholders' equity                                  261,087             223,370
                                                                 --------            --------
      Total liabilities and stockholders' equity                 $295,366            $262,316
                                                                 ========            ========


The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for 1994 and unaudited pro forma financial information on a combined basis as filed in Form S-4, are an integral part of the Unaudited Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                             For the nine months ended           For the three months ended
                                                   September 30,                       September 30,
                                             -------------------------           ---------------------------
                                                 1995          1994                   1995          1994
                                             ----------     ----------           ------------    -----------
Revenues:

  Product sales                                $ 93,626      $65,640                $33,001        $23,460
  Royalty income                                 16,013          717                  5,520            356
                                               --------      -------                -------        -------
                                                109,639       66,357                 38,521         23,816
Operating expenses:

 Cost of revenues                                47,005       34,982                 16,831         12,469
 Research and development                        13,922       13,408                  4,232          5,089
 Selling, general and administrative             12,528        9,090                  4,017          3,353
                                               --------      -------                -------        -------

Total operating expenses                         73,455       57,480                 25,080         20,911
                                               --------      -------                -------        -------

Operating income                                 36,184        8,877                 13,441          2,905

Merger expenses                                  13,939                              13,939
Gain on sale of Marsam stock                      6,126        2,749                  6,126          1,586
Equity in earnings of joint ventures             15,857       17,264                  5,653          6,223
Investment and other income, net                  4,067        2,397                  1,507            794
                                               --------      -------                -------        -------

Income before provision
 for income taxes                                48,295       31,287                 12,788         11,508
Provision for income taxes                       17,284        7,145                  7,481          2,630
                                               --------      -------                -------        -------

    Net income                                 $ 31,011      $24,142                $ 5,307        $ 8,878
                                               ========      =======                =======        =======

Per share data:

Earnings per common and
 common equivalent share                       $    .84      $   .66                $   .14        $   .24
                                               ========      =======                =======        =======
Weighted average number of
 common and common equivalent
 shares outstanding                              36,987       36,466                 37,301         36,565
                                               ========      =======                =======        =======


The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for 1994 and unaudited pro forma financial information on a combined basis as filed in Form S-4, are an integral part of the Unaudited Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                 (In Thousands)
                                  (Unaudited)

                                                                           For the nine months ended
                                                                                 September 30,
                                                                         -----------------------------
                                                                            1995               1994
                                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net Income                                                              $  31,011           $ 24,142

 Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation and amortization                                             3,892              3,209
   Provision for doubtful accounts                                             152                366
   Amortization of unearned compensation-stock awards                        1,214                869
   Amortization of deferred income                                            (687)

 Changes in assets and liabilities:

   (Increase) in accounts receivable                                        (5,752)            (1,413)
   (Increase) in royalty receivable                                         (1,976)
   (Increase) in inventories                                                (3,699)            (4,065)
   (Increase) decrease in prepaid expenses
     and other current assets                                                  286               (991)
   (Increase) decrease in deferred tax assets                                5,939             (1,400)
   (Increase) in other assets                                               (2,510)              (295)
   Increase (decrease) in accounts payable and
     accrued expenses                                                        7,639             (2,214)
   Legal settlements paid                                                                      (4,557)
   Equity in earnings of joint ventures                                    (14,112)           (16,519)
   Dividends received from Somerset                                         13,500             13,500
   Decrease in deferred partnership liability                              (14,033)              (717)
   Gain on sale of Marsam stock                                             (6,126)            (2,749)
   Increase in deferred tax liabilities                                      2,173
   Increase in income taxes payable                                            805
   Tax benefit relating to stock option plan                                 1,981                498
                                                                         ---------           --------
      Total adjustments                                                    (11,314)           (16,478)
                                                                         ---------           --------
         Net cash provided by operating activities                          19,697              7,664
                                                                         ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                                    (14,913)           (11,620)
   Purchase of marketable securities                                      (254,595)           (11,281)
   Proceeds from sale of marketable securities                             265,455             28,523
   Investment in Andrx                                                      (1,000)            (6,000)
   Proceeds from sale of Marsam stock                                        7,005              3,335
                                                                         ---------           --------
         Net cash provided by investing activities                           1,952              2,957
                                                                         ---------           --------

                          WATSON PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                 (In Thousands)
                                  (Unaudited)


                                                                   For the nine months ended
                                                                         September 30,
                                                                 ----------------------------
                                                                    1995              1994
                                                                 ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                       $   2,788           $    418
   Proceeds from issuance of long-term debt                                             5,000
   Principal payments on long-term debt                               (533)            (1,738)
   Net collections from notes receivable
    from stockholders                                                                      20
                                                                 ---------           --------
Net cash provided by financing activities                            2,255              3,700
                                                                 ---------           --------

Net increase in cash and cash equivalents                           23,904             14,321

Cash and cash equivalents at beginning of period                    71,165             45,087
                                                                 ---------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  95,069           $ 59,408
                                                                 =========           ========





The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for 1994 and unaudited pro forma financial information on a combined basis as filed in Form S-4, are an integral part of the Unaudited Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                   UNAUDITED


NOTE A - WATSON PHARMACEUTICALS, INC. AND CIRCA PHARMACEUTICALS, INC. MERGER

On July 17, 1995, the stockholders of Watson Pharmaceuticals, Inc. (the "Company") and Circa Pharmaceuticals, Inc. ("Circa") approved the merger between these companies and the transaction was consummated through the issuance of approximately 18.7 million shares of the Company's common stock. The merger was accounted for on a pooling of interest basis. Accordingly, the historical financial statements of the Company have been restated to include Circa.

NOTE B - GENERAL

In the opinion of the management of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of operations for the three and nine months ended September 30, 1995. The results of operations and of cash flows for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1995.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these unaudited consolidated financial statements be read in conjunction with the following information: The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1994, Circa's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Circa's Quarterly Report on Form 10-Q for the three months ended September 30, 1994, and the Company's Form S-4 filed on June 14, 1995 (Registration No. 33-60211).

The accounting policies followed during the nine months ended September 30, 1995 are the same as those disclosed in Note 1 of the Notes to the Consolidated Financial Statements contained in the Company's Form 10-K for 1994.

NOTE C - SUBSEQUENT EVENT

On October 30, 1995, the Company signed an agreement to purchase approximately 13% of the common stock of Andrx Corporation ("Andrx") for $15.5 million. This investment together with the Company's prior investment in Andrx, brings the Company's total ownership to 19.5% of Andrx's common stock. The Company has agreed to amend the terms of its joint venture agreement with Andrx whereby the parties will become equal partners in the ANCIRC joint venture they formed in July 1994 and have committed to add two new products to the ANCIRC portfolio. (See discussion in the Liquidity, Capital Resources and Financial Condition Section).

Part I - Financial Information


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTORY NOTE: THE FOLLOWING DISCUSSION GIVES EFFECT TO THE MERGER BETWEEN THE COMPANY AND CIRCA UNDER POOLING OF INTEREST ACCOUNTING AS MORE FULLY DESCRIBED IN NOTE A TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

Results of Operations
---------------------

Revenues for the nine months ended September 30, 1995 were $109.6 million compared to $66.4 million for the nine months ended September 30, 1994, an increase of 65.1%. The increase in revenues is comprised of a $28.0 million increase in product sales and a $15.3 million increase in royalty income. Product sales increased primarily due to increased sales of the Company's existing core products. In addition, the Company introduced four new products during 1995, which accounted for approximately 6% of product sales for the nine months ended September 30, 1995. The increase in royalty income is attributable to the royalty percentage, as contractually specified, on sales of Dilacor XR(R) by Rhone Poulenc Rorer Inc. ("RPR") increasing from 1% in 1994 to 20% in 1995. RPR and Circa jointly developed of Dilacor XR(R), a drug used in the treatment of hypertension and angina. The level of product sales and royalty income recognized during this period may not be indicative of the level of revenue to be attained during the balance of fiscal 1995.

Cost of revenues were $47.0 million or 50.2% of product sales for the nine months ended September 30, 1995 compared to $35.0 million or 53.3% of product sales for the nine months ended in 1994. The decrease in cost of revenues as a percentage of product sales is mainly due to favorable changes in the sales mix.

Research and development expenses were $13.9 million and $13.4 million for the nine months ended September 30, 1995 and September 30, 1994, respectively, and declined as a percentage of revenues to 12.7% from 20.2% in the comparable 1994 period. This slight increase in dollars was primarily due to increased bioequivalence studies and purchases of raw material and laboratory supplies for products under development. The percentage decrease in such expenses was largely attributable to the overall growth in the Company's revenues exceeding the rate of growth in research and development expenses.

Selling, general and administrative expenses were $12.5 million (11.4% of revenues) for the nine months ended September 30, 1995 compared to $9.1 million (13.7% of revenues) for the nine months ended September 30, 1994. The increase in such expenses is largely attributable to increased marketing and selling expenses associated with new product introductions and an increase in administrative support attributable to the overall growth of the Company's operations.

Equity in earnings of joint ventures decreased 8.1% to $15.9 million for the nine months of 1995 from $17.2 million for the same 1994 period. The Company recognized income from Somerset Pharmaceuticals, Inc. ("Somerset") of $17.0 and $16.8 million for the nine month period ended September 30, 1995 and 1994, respectively. The income from Somerset for the nine months ended September 30, 1995 was offset primarily by the Company's share of the losses from ANCIRC, a joint venture with Andrx, of approximately $865,000 and $61,000 in 1995 and 1994, respectively. In accordance with the joint venture agreement with Andrx, the Company shared 40% of the research and development expenses of certain products. This agreement was amended on October 30, 1995, whereby the Company will become equal partners in the joint venture. (See Note C to the Unaudited Consolidated Financial Statements included herein.) Equity in earnings of joint ventures in 1994 included income from American Triamvirate Insurance Company ("ATIC") of approximately $542,000. The Company's ownership interest in ATIC was sold in December 1994.

In connection with the Company's merger with Circa, the Company recorded a one-time $13.9 million charge for costs incurred resulting from the merger. (See Note A to the Unaudited Consolidated Financial Statements included herein). In addition, the Company realized a $6.1 million gain from the sale of Marsam Pharmaceuticals, Inc. ("Marsam") common stock as compared to $2.7 million gain recognized in the comparable period of 1994. As of September 30, 1995, the Company has disposed of its entire investment in Marsam common stock.

Investment and other income increased significantly over the prior year comparable period due to higher yields realized from increased cash provided by operations during the first nine months of 1995.

The effective tax rates for the nine months ended September 30, 1995 and September 30, 1994 were 35.9% and 22.8%, respectively. This increase is primarily due to increased taxable income and non-deductibility of a significant portion of merger expenses recognized in 1995.

Earnings per share increased from $.66 to $.84 over the prior year comparable period primarily as a result of the increase in revenues and the gain from the sale of Marsam stock. Earnings increased despite the $13.9 million charge ($.38 per share) for the one-time merger expense. This increase in per share earnings occurred on an increased weighted average number of common and common equivalent shares outstanding.

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994.

Results of Operations
---------------------

Revenues for the three months ended September 30, 1995 were $38.5 million, an increase of 61.7% over the revenues of $23.8 million for the three months ended September 30, 1994. The increase in revenues is comprised of a $9.5 million increase in product sales and $5.2 million increase in royalty income. Product sales increased primarily due to increased sales of the Company's existing core products. New product introductions accounted for 7.3% of product sales for the three months ended September 30, 1995. The increase in royalty income is attributable to the royalty percentage, as contractually specified, on sales of Dilacor XR(R) by RPR increasing from 1% in 1994 to 20% in 1995.

Cost of revenues were $16.8 million or 51.0% of product sales for the three months ended September 30, 1995 compared to $12.5 million or 53.2% of product sales for the three months ended September 30, 1994. The decrease in cost of revenues as a percentage of product sales was mainly attributable to favorable changes in the sales mix.

Research and development costs were $4.2 million (11.0% of revenues) for the three months ended September 30, 1995 as compared to $5.1 million (21.4% of revenues) for the three months ended September 30, 1994. This decrease was largely attributable to a decrease in expenses caused by the integration of research and development activities of the combined companies.

Selling, general and administrative costs increased to $4.0 million for the three months ended September 30, 1995 from $3.4 million for the prior year comparable period, an increase of 19.8%, but declined as a percentage of net revenues to 10.4% from 14.1%, respectively. The increase was largely attributable to increased selling and marketing expenses associated with new product introductions and increased administrative support attributable to growth in the Company's operations.

Equity in earnings of joint ventures decreased 9.2% to $5.7 million for the three months ended September 30, 1995 from $6.2 million for the comparable 1994 period. The Company recognized income from Somerset of $6.0 and $6.1 million for the three month period ended September 30, 1995 and 1994, respectively.
The income from Somerset was offset by the Company's share of the losses from ANCIRC, of approximately $323,000 and $61,000 in 1995 and 1994, respectively. Equity in earnings of joint ventures in 1994 included income from ATIC of approximately $161,000. The Company's ownership interest in ATIC was sold in December 1994.

The merger of Circa with the Company resulted in a one-time $13.9 million merger expense which was charged against income for the quarter ended September 30, 1995. In addition, the Company realized a $6.1 million gain from sale of Marsam common stock as compared to a $1.6 million gain recognized in the comparable period of 1994. As of September 30, 1995, the Company has disposed of its entire investment in Marsam common stock.

Investment and other income increased significantly over the prior year comparable period due primarily to higher yields realized from increased cash provided by operations.

The effective tax rates for the three months ended September 30, 1995 and 1994 were 58.5% and 22.9%, respectively. The significant variance is due to a significant portion of the merger expenses not being deductible for tax purposes.

Earnings per share decreased from $.24 to $.14 over the prior year comparable period primarily as a result of the effect of the one time merger expenses of $13.9 million or $.37 per share.


Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

Working capital increased from $154.7 million at December 31, 1994 to $165.9 million at September 30, 1995 primarily attributable to increased cash flow from operations.

Net cash provided by operating activities was $19.7 million for the nine months ended September 30, 1995 compared to $7.7 million for the same period last year. The change was caused primarily by increased net income for the nine months ended September 30, 1995 as compared to the same nine month period of the prior year.

In 1995, the Company has planned for total capital expenditures of approximately $20 million, including equipment and plant expansion projects in Corona, California. Additions to property and equipment amounted to $14.9 million for the nine months ended September 30, 1995, and $11.6 million for the same period a year ago.

The Company believes current cash resources, including marketable securities, of approximately $120 million at September 30, 1995, anticipated operating cash flows and funds available under the revolving credit and loan arrangement with a bank will be sufficient to fund its current and anticipated working capital needs. On October 30, 1995, the Company signed an agreement to purchase approximately 13% of the common stock of Andrx for $15.5 million. This investment, together with the Company's prior investment in Andrx, brings the Company's total ownership to 19.5% of Andrx's common stock. (See Note C to the Unaudited Consolidated Financial Statements included herein.)

The Company continues to evaluate potential acquisitions of product rights, technologies and companies in the pharmaceutical field. The Company could use sources other than cash from operations and existing cash resources, such as issuance of debt or equity securities to finance any such acquisition. If such an acquisition was completed, the Company's operating results and financial condition could change materially in future periods.

Part II  - Other Information


Item 6  -  Exhibits and Reports on Form 8-K

           (a) Exhibits:

           10.1 Second Amendment to Lease Agreement between Hsi-Hsiung and Hsu Hwa Chao Trust I and Watson Pharmaceuticals, Inc. dated
                August 8, 1995.

           11.1 Statement of Computation of Per Share Earnings

           27.1 Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter for which this report is filed that have not been previously reported by the Registrant.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WATSON PHARMACEUTICALS, INC.
(Registrant)

By:



       Signature                   Title(s)                         Date
       ---------                   --------                         ----

/s/ Allen Chao, Ph.D.         Chief Executive                  November 10, 1995
---------------------------   Officer and Director
    Allen Chao, Ph.D          (Principal Executive
                              and Financial Officer)



/s/ Chato Abad                Vice President - Corporate       November 10, 1995
---------------------------   Controller (Principal
    Chato Abad                Accounting Officer)
