Form 10-K
period 1995-12-31
WATSON PHARMACEUTICALS INC
filed 1996-03-29
CIK 884629

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-20045
                            ------------------------

                          WATSON PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                    NEVADA                                      95-3872914
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
              311 BONNIE CIRCLE
                  CORONA, CA                                       91720
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (909) 270-1400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.0033 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     AGGREGATE MARKET VALUE, AS OF MARCH 15, 1996, OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $1,333,452,334 BASED ON THE LAST REPORTED SALE PRICE ON THE NASDAQ NATIONAL MARKET SYSTEM.

   NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON MARCH 15, 1996: 36,607,903

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant filed a definitive Proxy Statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1995. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Watson Pharmaceuticals, Inc. (the "Company"), incorporated in 1985, is engaged in the manufacture and sale of off-patent medications and the development of advanced drug delivery systems primarily designed to enhance the therapeutic benefits of pharmaceutical compounds. The Company's objective is to become a fully integrated pharmaceutical company which (i) develops and markets off-patent pharmaceuticals and (ii) develops proprietary and off-patent products and markets such products worldwide through pharmaceutical companies, joint ventures and its own marketing efforts. To achieve this objective, the Company is pursuing a balanced strategy of generating revenue through its established off-patent pharmaceutical business and capitalizing on its proven research and development, manufacturing and regulatory capabilities to support the development of advanced proprietary products. The Company also regularly reviews potential opportunities to acquire or invest in technologies, products or product rights and businesses compatible with its existing business.

     Since inception, the Company has derived substantially all of its revenues from the sale of off-patent pharmaceutical products. The Company currently manufactures and markets 80 dosage strengths representing 30 pharmaceutical products under 86 approved Abbreviated New Drug Applications ("ANDAs"). During 1995, the Company received five ANDA approvals representing three pharmaceutical products which it markets. In the period from January 1, 1996 through March 15, 1996, the Company received one ANDA approval representing one pharmaceutical product, marketed in three dosage strengths. As of March 15, 1996, the Company had six ANDAs representing six drugs pending before the FDA and has several drugs under development. The Company intends to continue to develop off-patent pharmaceutical products based upon market potential, competition, target indications and other considerations. The number of products under development may vary from time to time depending on these factors. The Company also seeks to develop difficult-to-duplicate formulations of both off-patent drugs and products which employ its drug delivery systems.

     In July 1995, a wholly-owned subsidiary of the Company merged with Circa Pharmaceuticals, Inc. ("Circa") in a transaction accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been retroactively restated to include the results of Circa for all periods presented. In addition, disclosures throughout this Form 10-K regarding the Company refer to the combined operations of both Watson Pharmaceuticals, Inc. and Circa. Circa, founded in 1960, develops and manufactures off-patent and proprietary drugs, develops alternative drug-delivery systems and distributes pharmaceutical products. The merger strengthened and diversified the Company's revenue base, enhanced its manufacturing capabilities and increased its product development program, particularly in the area of proprietary products. Following the merger, Dr. Melvin Sharoky, the president of Circa, became president of the Company. Dr. Allen Chao, who had been president, became chief executive officer of the Company.

     Circa had historically been engaged in the development, manufacture and marketing of solid dosage generic pharmaceuticals, including prescription and over-the-counter ("OTC") products. In February 1990, as a result of an investigation by the United States Food & Drug Administration ("FDA"), Circa ceased manufacturing and marketing all pharmaceutical products and was restricted by the FDA from obtaining scientific review of its applications. In April 1993, following the completion of a comprehensive three year rehabilitation program, the FDA notified Circa that all regulatory restrictions were lifted and that it was in compliance with "current Good Manufacturing Practices" ("cGMP"). As a result, Circa was once again able to operate under the standard framework of the FDA. In November 1994, Circa received its first product approval from the FDA since 1989.

PARTNERSHIP AND JOINT VENTURE ACTIVITIES

     In 1989, the Company and Rhone-Poulenc Rorer, Inc. ("RPR") formed a partnership (the "Partnership") to develop and market Dilacor XR(R), a pharmaceutical product used in the treatment of hypertension. Dilacor XR(R) was launched by the Partnership in 1992. At December 31, 1993, a liability was due to the Partnership of $15.2 million for the Company's share of development and operating costs. The Partnership agreement was amended in April 1993, such that after September 1, 1993 the Company earns a royalty from sales of the branded product, Dilacor XR(R). The amended agreement also provided that all royalties earned will be used first to offset the Partnership liability. The royalty rate established for this agreement was 1% in 1994, 20% in 1995 and 1996, 22% from 1997 to 2000 and 3% thereafter. The Partnership liability was repaid during 1995. Royalties earned in excess of the Partnership liability will be remitted to the Company on a quarterly basis. In a subsequent amendment, effective January 1, 1995, it was agreed that royalty income would be determined by prescriptions written, as defined, for Dilacor XR(R).

     In the year ended December 31, 1993, the Company recognized a loss of $7.6 million from the Partnership. For the years ended December 31, 1995 and 1994, the Company earned royalties of $22.2 million and $1.2 million, respectively and recorded a royalty receivable of $8.2 million at December 31, 1995. Dilacor XR(R) lost exclusivity in May 1995. The Partnership may develop a generic version of Dilacor XR(R), to be launched as considered appropriate. Any costs and profits from the sale of the generic product are to be shared equally by the partners.

     The Company has made substantial investments in pharmaceutical joint ventures and plans to continue this method of investment in the future. The Company owns a 50% interest in the outstanding common stock of Somerset Pharmaceuticals, Inc. ("Somerset"). Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's Disease. The Company recognized equity in the earnings of Somerset of $24.8 million, $25.1 million and $23.8 million for the years ended December 31, 1995, 1994 and 1993, respectively. Management expects 1996 earnings from Somerset to be somewhat lower due to increased research and development spending in support of Phase III clinical trials on a transdermal Eldepryl(R) patch.

     In October 1995, the Company increased its investment in Andrx Corporation ("Andrx"), a privately-held corporation involved in the development of controlled-release drug delivery systems. This $15.6 million investment increased the Company's total ownership to 19.5% of the Andrx common stock outstanding. In connection with the increased investment, the Company and Andrx amended their joint venture agreement and made the parties equal partners in the ANCIRC joint venture. ANCIRC, formed in July 1994, is conducting research and development activities in the area of controlled-release technology. In the future, the Company expects certain controlled-release products to emerge from ANCIRC that, subject to FDA approval, will contribute to the Company's long-term growth.

     In March 1996, Watson's wholly-owned subsidiary, Watson Pharmaceuticals
(Asia) Ltd. ("Watson (Asia)") entered into an agreement to form two joint ventures with China-based Changzhou No. 4 Pharmaceutical Factory ("Changzhou"). The first joint venture, Changzhou Watson Pharmaceuticals Co. Ltd. ("Joint Venture A") will establish a manufacturing facility in China for the production, marketing and sales of pharmaceuticals and related products. A second joint venture will be known as Changzhou Siyao Pharmaceuticals Co. Ltd. ("Joint Venture B"). Joint Venture B will provide the raw materials to Joint Venture A. Total investment by Watson (Asia) in Joint Ventures A and B will be approximately $9 million. Joint Venture A will be 87.5% owned by Watson (Asia) and 12.5% owned by Changzhou, and Joint Venture B will be owned 25% by Watson
(Asia) and 75% by Changzhou. A manufacturing facility for Joint Venture A is expected to be built and operational by mid-to-late 1997. Management anticipates revenues from Joint Venture A will begin during 1997, as the Company plans to export certain products to be sold in China through Joint Venture A.

     A portion of the Company's net income is derived from joint ventures and a royalty arrangement. In addition, efforts in developing controlled-release technology is also primarily conducted through joint ventures. These arrangements involve various partners, and the Company does not have control of the joint ventures or the commercial exploitation of the licensed products. Further, there can be no assurances that such joint ventures will be profitable. In certain of these arrangements, products developed by the Company may be competitive with products developed by such joint ventures. Management does not believe that a competitive situation such as this would have a material adverse effect on the Company.

RESEARCH RELATED ACTIVITIES

     In 1991, the Company expanded its work on the development of advanced drug delivery systems with the acquisition of Zetachron, Inc., ("Zetachron"), a research and development organization. Research in the advanced drug delivery area continues, although these activities have not generated significant revenues for the Company to date. The drug delivery systems under development employ various routes of administration, including oral and vaginal. These systems potentially could control and improve the absorption of selected drugs in the bloodstream, improve dose reliability, reduce side effects and increase patient convenience and compliance. Management believes that a significant market exists for drug delivery systems that will enhance and simplify the therapeutic benefits to the patient. The Company is developing certain proprietary drug products that utilize its drug delivery systems, each of which, if and when developed, will require FDA approval of a New Drug Application ("NDA") prior to marketing. Based on data gathered during clinical studies, during 1995 the Company focused its efforts on two products that utilize its proprietary drug delivery systems. These two products were selected from an original group of seven products under consideration for development. The Company continues to devote significant resources to the research and development of off-patent and proprietary products. The Company anticipates that 1996 research and development expenditures will be at approximately the same level as in 1995.

     The Company has progressed in its efforts to develop a gum-delivery technology and has been working on a number of pharmaceutical products in this area, including OTC and prescription products. In 1994, an application was filed with the FDA for a generic version of Nicorette(R), a nicotine gum product developed and marketed by Smith Kline Beecham ("SKB"). In February 1996, SKB's Nicorette(R) was approved by the FDA as an OTC product. Exclusivity of Nicorette(R) has yet to be determined by the FDA. The Company will be pursuing registration of the generic version of this product in other countries over the next several years. In addition, three OTC products using gum-delivery technology are under evaluation. The Company is also considering strategic partners to help promote this product line. In December 1994, the Company filed an application to obtain a patent for a process that describes a dissolvable chewable dosage form, Quick Dissolve Chewables (QDC(TM)). The Company intends to employ this technology for the delivery of both prescription and OTC products.

     In 1993, the Company acquired the rights to manufacture and market a product under a NDA for a widely-used cardiovascular agent. In November 1994, the Company filed a NDA seeking approval for this product, which it believes will fill a need for clinicians working in the cardiovascular field. If approved, this product is expected to receive three years of exclusivity.

PRODUCT DEVELOPMENT STRATEGY

     The Company intends to pursue a balanced strategy of developing off-patent and proprietary products and off-patent products using various drug delivery technologies. Over the next few years, patents on a relatively large number of branded drugs will expire, thereby providing additional off-patent product opportunities. The Company is developing a wide variety of off-patent products, including those with small but specialized or growing markets as well as products whose brand name equivalents have U.S. sales of over $100 million.

     The Company is developing proprietary products through a combination of internal and collaborative programs, including joint ventures. The Company may internally develop certain proprietary products through all stages of development, including final manufacturing and commercialization. In addition, the Company may choose to acquire developed products for marketing and distribution purposes. The Company may also choose to enter into collaborative or licensing agreements with various parties at various stages of product development. If the Company determines to market or distribute proprietary products on its own, it will have to significantly expand its sales and marketing capabilities.

     OFF-PATENT PHARMACEUTICALS. The Company has invested significantly in off-patent product development and is developing a wide variety of products, including therapeutic equivalents of solid, liquid and sustained release products as well as off-patent products employing its proprietary delivery systems. Each product is chosen based on the patent expiration date, market size and potential, anticipated competition, availability of active ingredients and other considerations. The Company seeks to be among the first companies to offer such products. The Company has also focused its development efforts on technically difficult-to-duplicate products or products that require advanced manufacturing technology, and the Company believes that such products will experience limited competition. Of the 80 dosage strengths currently marketed by the Company, it received the first ANDA approval for 34 products. As of March 15, 1996, the Company believed it held the only ANDA approval for 16 of these products.

     DRUG DELIVERY SYSTEMS. The Company has established a comprehensive program for the evaluation of its drug delivery systems with specific application to i) controlled-release products and ii) injection molding technology in the area of progesterone vaginal insert and estradiol vaginal insert products.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company cautions readers that the following important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions, the availability and cost of raw materials, the impact of competitive products and pricing, the timely development, FDA approval and market acceptance of the Company's products and other risks detailed herein and from time to time in the Company's Securities and Exchange Commission filings.

OFF-PATENT PHARMACEUTICAL PRODUCTS

  MARKETS

     The Company markets a broad range of off-patent prescription drugs. Sales of off-patent drugs have increased significantly in recent years. The Company believes that this growth is attributable to a number of factors, including (i) modification of certain state laws to permit or mandate substitution of off-patent drugs by pharmacists, (ii) the enactment of abbreviated procedures for obtaining FDA approval to manufacture off-patent prescription drugs, (iii) changes in government and third-party payor healthcare reimbursement policies to encourage cost containment by health care providers and consumers, (iv) increased acceptance of off-patent drugs by physicians, pharmacists and consumers, and (v) the increasing number of formerly patented drugs which have become available to off-patent competition.

  PRODUCTS

     The following table lists the off-patent products for which the Company holds approved ANDAs:

                                   NUMBER OF
                                    DOSAGE
           PRODUCT NAME(1)         STRENGTHS     THERAPEUTIC CATEGORY          BRAND NAME
    -----------------------------  ---------     --------------------    ----------------------
    CENTRAL NERVOUS SYSTEM
      Amoxapine..................      4           Anti-depressant             Asendin(R)
      Clorazepate Dipotassium....      3             Anti-anxiety             Tranxene(R)
      Lorazepam..................      3             Anti-anxiety              Ativan(R)
      Loxapine Succinate.........      4            Anti-psychotic            Loxitane(R)
      Maprotiline
         Hydrochloride...........      3           Anti-depressant            Ludiomil(R)
      Carbidopa-Levodopa.........      3           Anti-Parkinsons             Sinemet(R)
    CARDIOVASCULAR
      Acebutolol Hydrochloride...      2          Anti-hypertensive            Sectral(R)
      Furosemide.................      3          Anti-hypertensive             Lasix(R)
      Gemfibrozil................      1           Anti-cholesterol             Lopid(R)
      Guanabenz Acetate..........      2          Anti-hypertensive           Wytensin(R)
      Guanfacine Hydrochloride...      2          Anti-hypertensive             Tenex(R)

                                   NUMBER OF
                                    DOSAGE
           PRODUCT NAME(1)         STRENGTHS     THERAPEUTIC CATEGORY          BRAND NAME
    -----------------------------  ---------     --------------------    ----------------------
      Methyldopa &
         Hydrochlorothiazide.....      4          Anti-hypertensive            Aldoril(R)
      Metoprolol Tartrate........      2          Anti-hypertensive           Lopressor(R)
      Propranolol
         Hydrochloride...........      6          Anti-hypertensive            Inderal(R)
      Triamterene &
         Hydrochlorothiazide.....      2          Anti-hypertensive            Maxzide(R)
                                                                             Maxzide 25(R)
      Verapamil Hydrochloride....      3          Anti-hypertensive             Calan(R)
                                                                               Isoptin(R)
    ORAL CONTRACEPTIVE
      Ethynodiol Diacetate &
         Ethinyl Estradiol.......      2          Oral contraceptive           Demulen(R)
      Norethindrone & Ethinyl
         Estradiol...............      3          Oral contraceptive           Modicon(R)
                                                                              Brevicon(R)
                                                                             Ortho-Novum(R)
                                                                               Norinyl(R)
      Norethindrone &
         Mestranol...............      1          Oral contraceptive         Ortho-Novum(R)
                                                                               Norinyl(R)
    ANALGESIA
      Butalbital, Aspirin,
         Caffeine and Codeine
         Phosphate...............      1              Analgesic             Fiorinal(R) with
                                                                                Codeine
      Fenoprofen Calcium.........      3          Anti-inflammatory            Nalfon(R)
      Hydrocodone Bitartrate &
         Acetaminophen...........      6              Analgesic                Vicodin(R)
                                                                               Lortab(R)
      Indomethacin...............      2          Anti-inflammatory            Indocin(R)
    HORMONE/HORMONE REGULATOR
      Estradiol..................      3         Hormone replacement           Estrace(R)
      Estropipate................      4         Hormone replacement            Ogen(R)
    OTHER
      Albuterol Sulfate..........      3                Asthma                Proventil(R)
                                                                              Ventolin(R)
      Cyclobenzaprine
         Hydrochloride...........      1         Muscle spasm relief          Flexeril(R)
      Glipizide..................      2            Anti-diabetic             Glucotrol(R)
      Metoclopramide
         Hydrochloride...........      1             Pro-motility              Reglan(R)
      Loperamide Hydrochloride...      1            Anti-diarrheal           Imodium(R) A-D

---------------
(1) The Company has not launched four of the products for which it holds approved ANDAs. The Company intends to market and ship certain of these products when it receives clearance under FDA pre-shipment validation procedures.

  MARKETING AND DISTRIBUTION

     The Company markets its off-patent products to drug distributors, pharmaceutical wholesalers, chain drug stores, hospitals, health maintenance organizations and other drug companies. A majority of the Company's products are sold under private labels. The Company also sells its products under the "Watson Laboratories" brand name and intends to increase the percentage of products sold under such brand name in the future. During 1995, five products in the hydrocodone bitartrate/acetaminophen product group sold by the

Company accounted for approximately 44% of the Company's total revenues. In 1994, three products in this product group accounted for approximately 52% of the Company's total revenues. For the same period, the loxapine succinate product group accounted for approximately 11% of total revenues. In 1993, loxapine succinate and the three products in the hydrocodone bitartrate/acetaminophen product groups accounted for approximately 15% and 51%, respectively, of the Company's total revenues. Due to FDA approval of products that will compete with the Company's hydrocodone products group, management anticipates increased price competition with respect to the hydrocodone group and consequently the Company may experience a reduction in future sales of such products.

     Royalty income from the Partnership with RPR represents a material percentage of the Company's revenues. Royalties are based on the prescriptions written, as defined, for the product Dilacor XR(R), which lost exclusivity in May 1995. The Company's equity in the earnings of Somerset were generated from the sale of one product, Eldepryl(R). Exclusivity on Eldepryl(R) expires in June 1996. Somerset is developing an Eldepryl(R) transdermal patch and is currently in Phase III clinical trials on this product. In addition, Somerset is also committed to the development of other pharmaceutical products. The loss of exclusivity with respect to these products and/or the introduction by other companies of additional competitive products, could have a material adverse effect on the financial condition of the Company.

     The Company ships products pursuant to purchase orders and does not have any supply agreements with its customers. The Company's business does not experience any significant seasonal variation. No single customer accounted for more than 10% of the Company's total 1995 product sales revenues.

DRUG DELIVERY SYSTEMS AND DEVELOPMENTAL PRODUCTS

     The Company has developed a variety of proprietary polymer-based drug delivery systems for oral and vaginal routes of administration. The Company believes that its delivery systems offer distinct advantages over conventional methods of delivery for selected drugs by improving release kinetics, dose reliability, side effect profile or patient convenience and compliance. Moreover, the development of a new product combining an approved drug and a proprietary drug delivery system generally involves less cost, time, and risk than discovering and commercializing a new chemical entity. Finally, developing a new delivery system for a drug product can (i) expand the existing market for an existing indication for the drug, (ii) differentiate the product from off-patent and branded competition, and (iii) create a new market through a new indication.

     The Company's drug delivery systems use its proprietary injection molding process which produces consistent product quality across a wide range of dosage forms. This injection molding technique relies upon the use of patented FDA-approved thermoplastic polymers and FDA-approved hydrophobic amphiphiles which, when mixed with appropriate drugs, permit defined adjustment of release rates.

     The Company is developing certain products utilizing its proprietary drug delivery systems. The following table summarizes the status of the Company's product development programs. These product development activities have not generated significant revenues for the Company, and there can be no assurance that any proprietary product, if and when fully developed, would contribute materially to the Company's revenues in the future.

                              POTENTIAL
  DRUG/DOSAGE FORM         THERAPEUTIC USE         STATUS(1)
---------------------    --------------------    -------------
Progesterone/Vaginal     Hormone Replacement     Phase II/III
Estradiol/Vaginal        Hormone Replacement     Phase II/III

---------------
(1) The notations, Phase II and III, are used to describe the progress of clinical studies. See "Business -- Regulation."

OTHER ACTIVITIES

     In 1995, the Company entered into a strategic alliance with Creighton Products Corporation ("Creighton"), a division of Sandoz Pharmaceuticals, Inc. This co-marketing agreement is expected to expand the Company's distribution channels by providing Creighton with certain of the Company's off-patent pharmaceutical products for distribution into Creighton's managed care channels. Creighton will also provide the Company with products for distribution into the Company's wholesaler and distributor channels.

SUBSIDIARIES

     The Company's wholly-owned subsidiaries include Watson Laboratories, Inc. ("Watson Labs"), Watson (Asia), Corona Pharmaceuticals, Inc. (currently inactive) and Circa. In 1995, the Company developed a plan to merge its wholly-owned subsidiary, Zetachron, into Watson Labs. As of December 31, 1995, all Zetachron assets were either merged into Watson Labs or disposed of for an immaterial loss.

PATENTS AND PROPRIETARY RIGHTS

     The Company believes that protection of its patents, proprietary products, technologies, processes and know-how is important to its business. The Company maintains an active patent program to protect its technologies. To date, 15 United States patents have been issued: five covering compositions of matter for the oral delivery systems (which patents expire in 2003), five covering aspects of the Company's buccal systems (which expire between 2005 and 2010), two covering aspects of mucosal tissue drug delivery (which expire in 2007 and 2008), one covering the Company's microencapsulation composition used in its sustained release oral potassium chloride product (expiring in 2006), one covering a chlorhexidine compound (expiring in 2007) and one covering cutaneous therapeutic devices (expiring in 2009). The Company maintains an aggressive patent program, has three additional United States patents pending and has several patent applications at different stages of development. Recent changes to the patent law resulting from passage of the Uruguay Round Agreements Act ("URAA") will lengthen the term of some granted patents. Generally, patents have terms that are the longer of 17 years from patent grant or 20 years from patent application. The Company also seeks patent protection in major foreign pharmaceutical markets, and has numerous foreign patents and patents pending. There can be no assurance that the Company's patents or those of its competitors would be held valid by a court of competent jurisdiction. Any litigation or proceedings with respect to patents or proprietary rights could result in substantial cost to the Company.

     The Company does not know whether any of its developing applications will result in the issuance of any patents or whether any issued patents will provide proprietary protection or be circumvented or invalidated. The Company may be required or may desire to obtain licenses from others to develop, manufacture and market commercially viable products. There can be no assurance that such licenses will be obtainable on commercially reasonable terms or that any licensed patents or proprietary rights will be valid and enforceable.

     The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to unpatented trade secrets. It is Company policy to require its key employees, consultants and other advisors to execute confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

REGULATION

     The research and development, manufacture and marketing of the Company's products and systems are subject to regulation by the FDA in the United States and by comparable authorities in other countries. These national authorities and other federal, state and local entities regulate, among other things, research and development activities and the testing, manufacture, labeling, storage, record keeping, advertising and promotion of the Company's products.

     The Federal Food, Drug and Cosmetic Act, the Public Health Service Act, the Controlled Substance Act and other federal statutes and regulations govern or influence all aspects of the Company's business. Noncompliance with applicable requirements can result in fines and other judicially imposed sanctions, including product seizures, injunction actions and criminal prosecutions. In addition, administrative remedies can involve the forced voluntary recall of products as well as the refusal of the government to approve pending applications or supplements to approved applications. The FDA also has the authority to withdraw approval of drugs in accordance with statutory due process procedures, and has significant additional authority under the Generic Drug Enforcement Act of 1992, which is discussed below.

     FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. All applications for FDA approval must contain information relating to product formulation, stability, manufacturing processes, packaging, labeling and quality control. To obtain FDA approval for a new drug not previously approved by the FDA, a prospective manufacturer must also provide substantial evidence of safety and efficacy of the drug product. Finally, the manufacturer must establish that the methods, facilities, and controls used in connection with the production, processing, packaging, and storage of the drug meet FDA requirements embodied in FDA regulations and guidelines generally referred to as the current good manufacturing practice ("cGMP") requirements. Compliance with cGMP is required at all times during the manufacture and processing of drugs. Such compliance requires considerable Company time and resources in the areas of production and quality control.

     There are generally two types of applications for FDA approval that would be applicable to the Company's products:

     NEW DRUG APPLICATION ("NDA"). Generally, with respect to drugs with active ingredients and/or with a dosage form, dosage strength or delivery system of an active ingredient not previously approved by the FDA, a prospective manufacturer must submit to the FDA complete reports of preclinical, clinical and laboratory studies performed to establish that the drug will be safe and effective for its intended uses. Substantially all of the Company's products employing its proprietary delivery systems are expected to require approval under the NDA procedures.

     The FDA approval process for a previously approved drug having a novel dosage form or drug delivery system may involve the completion of preclinical studies. Preclinical studies involve laboratory evaluation of product characteristics and animal studies to assess the safety and potential efficacy of the product, and proof that the product delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic result. The results of these studies are submitted to the FDA as part of an Investigational New Drug Application ("IND"). The IND requests authorization to initiate studies of the new drug in humans based on the demonstrated safety and potential efficacy of the compound in the preclinical studies. Once the IND becomes effective, human clinical trials may commence.

     ABBREVIATED NEW DRUG APPLICATION ("ANDA"). The Drug Price Competition and Patent Term Restoration Act of 1984 (the "1984 Amendments") established a statutory procedure for submission of ANDAs to the FDA. Under the ANDA procedure, the FDA waives the requirement of submitting complete reports of preclinical and clinical studies of safety and efficacy and instead requires bioavailability data illustrating that the off-patent drug formulation is bioequivalent to a previously approved drug. Bioavailability measures the rate and extent of absorption of a drug's active ingredient and its availability at the site of drug action, typically measured through blood levels. An off-patent drug is bioequivalent to the previously approved drug if the rate and extent of absorption of the off-patent drug are not significantly different from that of the previously approved drug. All of the Company's off-patent drug products, except for certain products employing its proprietary drug delivery systems, are subject to the ANDA approval procedures.

     The 1984 Amendments protect certain drugs approved under NDA procedures from immediate competition from ANDA-approved drugs. First, the effective date of approval of an ANDA-approved drug will ordinarily be delayed until the expiration of patents, if any, covering the NDA-approved drug, or, in the event of a challenge to the validity or infringement of an existing patent, until a court has determined the patent to be invalid or not infringed by the ANDA-approved drug. Second, under the 1984 Amendments, existing product or use patents on NDA-approved drugs may be extended for up to five years to compensate the patent holder for the reduction of the effective patented marketing life of the drug due to the federal regulatory review period. Finally, with respect to NDA-approved drugs not covered by existing patents, the FDA awards periods of three or five years exclusivity, depending on the nature of the NDA-approved drug and the type of data submitted in the NDA. During a three-year exclusivity period, the FDA will accept for evaluation an ANDA that refers to the NDA-approved drug as a basis for approval, but the FDA will not make effective any approval of such an ANDA before expiration of the three-year period of exclusivity granted to the NDA-approved drug. During a five-year exclusivity period, the FDA will not accept for evaluation an ANDA that refers to such an NDA-approved drug as a basis for approval before expiration of the five-year period of market exclusivity. Because FDA review preceding ANDA approval ordinarily requires from one year to two years, the five-year exclusivity period effectively grants the NDA-approved drug marketing exclusivity for a period of six or more years.

     Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product in a small number of patients, primarily for safety, at one or more dosages. In Phase II, in addition to safety, the efficacy of the product is evaluated in a patient population somewhat larger than Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy and an expanded population at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the institution participating in the trials, must be submitted to the FDA prior to the commencement of each clinical trial. All patients involved in the clinical trials must provide informed consent prior to their participation. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time. The results of the clinical trials are submitted to the FDA as part of the NDA to establish the safety and effectiveness of the drug for its intended indications.

     The FDA may not approve an NDA or ANDA if applicable regulatory criteria, including compliance with cGMP, are not satisfied. The FDA may require additional clinical testing or other types of testing, or manufacturing or quality control changes. Even if such data are submitted or such changes are made, the FDA may ultimately decide that the NDA or ANDA does not satisfy the criteria for approval. Following approval of an NDA or ANDA, the FDA expects the applicant to conduct extensive in-process and finished product testing on consecutive batches made in the initial manufacturing campaign to validate the reliability of all critical processes during full-scale commercial production. This is commonly referred to in the industry as the pre-shipment validation process. Only after all processes have been shown through test data to produce consistent results within quality specifications will the FDA authorize commercial distribution. Accordingly, following the approval of an ANDA, several weeks or months ordinarily are required to complete testing and the FDA pre-shipment validation process. Product approvals may be withdrawn by the FDA if compliance with regulatory standards is not maintained or if new evidence demonstrating that the drug is unsafe or lacks efficacy for its intended uses becomes known after the product reaches the market. The FDA may require testing and surveillance programs to monitor the effect of proprietary drug delivery systems which have been commercialized, and has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs.

     In recent years, the FDA's approval process of ANDA off-patent products has become more rigorous, time consuming and costly, and the Company cannot predict the extent to which it may be affected by legislative and regulatory developments concerning its products, operations or the healthcare field generally. The URAA, which became effective June 8, 1994, lengthens the term of existing and future patents by changing the patent term from 17 years, based on the date of patent grant, to 20 years, based on the date of patent application. These URAA changes could postpone approval eligibility of some ANDAs. Regulatory compliance issues or regulatory changes affecting the Company's operations or the approval or shipment of products could have a material adverse effect upon the Company's business.

     Each domestic drug product manufacturing establishment must be registered with, and achieve a satisfactory inspection from, the FDA. Drug product manufacturing establishments located in California and New York also must be licensed by each of these states. Establishments handling controlled substances must be licensed by the United States Drug Enforcement Administration ("DEA"). Domestic manufacturing establishments are routinely subject to inspection by the FDA prior to the approval of an NDA or ANDA and to biennial inspections by the FDA for cGMP compliance after an NDA or ANDA has been approved. The Prescription Drug User Fee Act of 1992, enacted to expedite drug approval by providing the FDA with resources to hire additional medical reviewers, imposes three kinds of user fees on manufacturers of NDA-approved prescription drugs. Applicants submitting only ANDAs and most other off-patent drug manufacturers, including the Company, are not currently subject to any of the three user fees. If the Company submits NDAs for products employing its proprietary drug delivery systems, the Company will be subject to user fees.

     The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily debar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market off-patent drugs. The FDA must debar companies or individuals convicted of a federal felony for conduct relating to the development or approval of an ANDA, and may debar persons convicted of other misconduct. In addition to debarment, the FDA may refuse to approve an ANDA (for up to 18 months) if the applicant is under active federal criminal investigation for (i) bribery or (ii) making material false statements in connection with any ANDA, and if a significant question has been raised regarding the integrity of the approval process or the reliability of the data in the ANDA. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct. The FDA also has authority to withdraw approval of an ANDA under certain circumstances and seek civil penalties. The FDA can also significantly delay the approval of any pending NDA or ANDA under the "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy."

     The methods of reimbursement and fixing of reimbursement levels under Medicare, Medicaid and other reimbursement programs are under active review by federal, state and local government entities as well as by private third-party reimbursers. In addition, Medicaid legislation requires that all pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. The required rebate for off-patent drug manufacturers is currently 11%. In addition, political pressure to contain health care costs at the federal and state levels is increasing.

     Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. The Clinton Administration previously proposed comprehensive programs to reform the health care system and has expressed its commitment to increase access to health care for the presently uninsured, control the continued escalation of health care expenditures and use health care reimbursement policy to help control the federal deficit. All potential approaches are under consideration, including mandated basic health care benefits, controls on health care spending through limitation on the growth of private health insurance premiums and Medicare and Medicaid spending, price discounts from drug manufacturers and the creation of large insurance purchasing groups. In addition, some of the states in which the Company operates are considering various health care reform proposals. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methodologies and public debate of these issues will continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company.

     Sales of pharmaceutical products outside the United States are subject to regulatory requirements governing human clinical trials, post-approval inspection and marketing approval for drugs and drug delivery systems. These requirements vary widely from country to country. The Company is also subject to regulation under federal, state and local regulations regarding work place safety, environmental protection and hazardous substance controls, among others. The Company believes that it is in substantial compliance with all such laws.

     With respect to any product currently being developed by the Company or its subsidiaries internally or with joint venture partners, or any product for which an NDA, ANDA, IND or patent application has been filed, there can be no assurance that such applications will be approved, or if approved, that any such product will contribute materially to the Company's future operating results.

SUPPLIERS AND MATERIALS

     The principal components used in the Company's business are active and inactive pharmaceutical ingredients and certain packaging materials. Some of these components are available only from sole source suppliers. In addition, sources for materials for the Company's products must be approved by the FDA, and in many instances only one source has been approved for certain materials in the Company's products. Development and approval of the Company's pharmaceuticals are dependent upon the Company's ability to procure active ingredients and certain packaging materials from FDA-approved sources. The FDA approval of a new supplier would be required if, for example, active ingredients or such packaging materials were no longer available from the initially approved supplier. The qualification of a new supplier would delay the manufacture of the drug involved. Arrangements with foreign suppliers are subject to certain additional risks, including the availability of governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds.

     Although to date no significant difficulty has been encountered in obtaining materials required for products and sources of supply are considered adequate, there can be no assurance that the Company will continue to be able to obtain materials as required.

COMPETITION

     The Company competes with off-patent drug manufacturers, brand-name pharmaceutical companies that manufacture or market off-patent drugs, the original manufacturers of brand-name drugs that continue to produce such drugs after patent expirations or introduce generic versions of their branded products, and manufacturers of new drugs that may compete with the Company's off-patent drugs. The Company's proprietary drug delivery systems will compete with products developed by numerous pharmaceutical and biotechnology companies. Many competitors have been in business for a longer period of time than the Company, have a greater number of products on the market and have greater financial and other resources.

     The principal competitive factors in the off-patent pharmaceutical market are the ability to be among the first to introduce products after a patent expires, price, quality, methods of distribution, reputation, customer service (including maintenance of inventories for timely delivery) and breadth of product line. Approvals for new products may have a synergistic effect on a company's entire product line since orders for new products are frequently accompanied by, or bring about, orders for other products available from such company. The Company believes that price is a significant competitive factor, particularly as the number of off-patent manufacturers which produce a particular product increases. As competition from other manufacturers intensifies, selling prices typically decline. The Company pursues the development of products which occupy market niches and should therefore be less subject to competitive price erosion.

     Products utilizing the Company's proprietary drug delivery systems are expected to compete with other products for specified indications, including drugs marketed in conventional and alternative dosage forms. New drugs or further developments in alternative drug delivery methods may provide greater therapeutic benefits for a specific drug or indication, or may offer comparable performance at lower cost than those offered by the Company's drug delivery systems. The Company expects proprietary products approved for sale to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, availability, price and patent position. There can be no assurance that product introductions or developments by others will not render the Company's products or technologies noncompetitive or obsolete.

PERSONNEL

     As of December 31, 1995, the Company had 554 full-time employees, including 14 employees who hold Ph.D.s or M.D.s. Of the Company's employees, 83 are engaged in research and development (including 10 with Ph.D.s), 268 in manufacturing, 143 in quality assurance and quality control (including 2 with Ph.D.s) and 60 in administration, marketing, finance and human resources (including 1 Ph.D. and 1 M.D.). No employee is represented by a union, and the Company has never experienced a work stoppage.

ITEM 2.  PROPERTIES

     The Company's manufacturing facilities and quality control laboratories (excluding oral contraceptives) are located in an approximately 165,000 square foot building located at 132 Business Center Drive in Corona, California. The production and packaging of oral contraceptives and certain other products are located in a 30,000 square foot building at 100 Business Center Drive in Corona, California, which is leased by the

Company pursuant to long-term leases from an entity controlled by affiliates of the Company. The Company leases from an independent lessor approximately 26,000 square feet for a warehouse facility in a third building at 341 Bonnie Circle, Corona, California. The Company also owns an approximately 100,000 square foot building at 311 Bonnie Circle, Corona, California which is used as the Company's research and development facility, a warehouse/distribution facility and as its principal executive offices. The Company's manufacturing facilities comply with cGMP standards. The Company has received licenses from the California Department of Health and Human Services and the DEA for the manufacture of drug products.

     The Company leases, from an affiliate, a research and development facility in an 11,000 square foot building in State College, Pennsylvania. In November, 1995, the Company sold an adjacent 8,650 square foot research and development facility.

     The Company also owns manufacturing, warehouse and office facilities occupying approximately 162,000 square feet in Copiague, New York. The Company has a 60% interest in a company that owns a 26,000 square foot microencapsulation facility which is located outside of Dayton, Ohio.

     The Company maintains current permits and licenses with various regulatory bodies for the operation of these facilities.

ITEM 3.  LEGAL PROCEEDINGS

  SETTLED LITIGATION

     In March 1995, six purported class actions, Robbins v. Circa Pharmaceuticals, Inc. et al., Zimmerman v. Circa Pharmaceuticals, Inc. et al., Ballas v. Melvin Sharoky, et al., Schrank v. Circa Pharmaceuticals, Inc. et al., Artel Foam Corp. Pension Trust v. Circa Pharmaceuticals, Inc., et al., and Pivan
v. Circa Pharmaceuticals, Inc., et al. were commenced in the Supreme Court of the State of New York, in the Counties of Suffolk, Suffolk, King, Suffolk, Suffolk and Suffolk, respectively. Each of the complaints alleged, among other things, that actions of the individual defendants in connection with the Merger Agreement between Watson and Circa constituted a breach of their fiduciary duties, and the Robbins, Zimmerman and Schrank complaints alleged that Watson aided and abetted the individual defendants in those alleged breaches. In December 1995 and January 1996, all plaintiffs voluntarily dismissed all actions against all defendants without prejudice. All of such actions were dismissed with no payment of any kind made by the Company to the plaintiffs.

  PENDING LITIGATION

     In January 1995, Circa received a Complaint naming it as a defendant in an action captioned Lela Reeves V. Circa Pharmaceuticals, Inc., No. 94-436678 (Circuit Court, Wayne County, Michigan). This action is brought as a putative class action pursuant to Michigan State law. Plaintiff alleges that she was a consumer of a generic version of Hydergine manufactured by Circa under the generic name Ergoloid Mesylates, and that between 1987 and 1991 she was induced to purchase Ergoloid Mesylates tablets that were not validly approved by the FDA and/or not manufactured in accordance with FDA approvals, and which were neither safe nor effective. Predicated on these allegations, plaintiff seeks recovery for herself and on behalf of a purported class consisting of all persons who purchased Ergoloid Mesylates, by asserting causes of action for common-law fraud, breach of contract, illegality of contract, constructive trust, and exemplary damages. Plaintiff seeks damages in the form of (i) reimbursement for prescription expenses incurred in purchasing Ergoloid Mesylates, (ii) an accounting of all profits, (iii) other, unspecified economic damages, and (iv) exemplary damages. Plaintiff's original complaint was served in January 1995. In March 1995 Circa filed a motion to dismiss all counts of the original complaint. Circa's motion was granted in part and denied in part pursuant to a decision and order dated August 14, 1995. In September 1995 plaintiff served and filed an amended complaint. Circa answered the amended complaint on October 13, 1995. On September 12, 1995 plaintiff filed a motion to certify the purported class in this case. After extensive briefing, plaintiff's motion for class certification was argued before the court on January 3, 1996. The court has not yet rendered a decision with respect to this motion. Discovery is in the preliminary stages.

     In October 1995, a putative class action complaint captioned Jimmy Jackson
v. Circa Pharmaceuticals, Inc., et al., was filed against Circa, Lawrence Raisfeld and Robert Shulman, former presidents of Circa, and Roger Jordan, president of Vitarine Pharmaceuticals ("Vitarine") in the Circuit Court of Tallapoosa County, Alabama. The action was filed individually and on behalf of a class comprised of all residents of the State of Alabama who (a) purchased Dyazide that was manufactured by Circa or Vitarine during the period 1988 to 1989; (b) purchased Dyazide from a vendor other than Circa or Vitarine; and (c) purchased the Dyazide for resale purposes only. The action alleges that the defendants conspired and combined to fix the price of Dyazide during 1988 and 1989. Circa intends to vigorously defend this action, and has filed a motion objecting to class certification. A hearing on all pending motions is scheduled for April 10, 1996.

  SETTLEMENT OF UNITED STATES DEPARTMENT OF JUSTICE INQUIRY

     In July 1995, Circa initiated discussions with the United States Department of Justice as to possible resolution of a longstanding open inquiry with regard to possible violations of the False Claims Act in respect of drugs sold prior to cessation of these product sales in 1990. Through these discussions, the parties entered into a settlement agreement in March 1996. Under the terms of this agreement, in March 1996 the Company paid $2.7 million in settlement of all outstanding claims. The Company had established a reserve at December 31, 1995 for the full amount of the settlement.

     Based on the information currently available and through consultation with outside counsel, the Company does not believe that the resolution of the pending litigation will have a material adverse effect on the Company's future operations or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                     PRINCIPAL OCCUPATION AND POSITION
               NAME                  AGE                 AND OFFICE WITH REGISTRANT
-----------------------------------  ---     --------------------------------------------------
Alec D. Keith, Ph.D. ..............  63      Chairman of the Board of Directors since October
                                             1991, is a co-founder of Zetachron and held senior
                                               executive positions at Zetachron from 1983
                                               through 1995.
Allen Chao, Ph.D. .................  50      Chief Executive Officer of the Company since 1983,
                                             is a co-founder of the Company.
Melvin Sharoky, M.D. ..............  45      President of the Company since July, 1995 and
                                             Chief Executive Officer and President of Circa
                                               since 1993.
David C. Hsia, Ph.D. ..............  51      A co-founder of the Company, is Senior Vice
                                             President of Scientific Affairs and has served as
                                               a Vice President of the Company since 1984.

     The executive officers of the registrant are elected annually by the Board of Directors, hold office until their successors are chosen and qualify, and may be removed at any time by the affirmative vote of a majority of the Board. The Company has employment agreements with each of the executive officers. David C. Hsia is the brother-in-law of Allen Chao. There are no other family relationships between any director or executive officer of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "WATS." The following table sets forth the range of quarterly high and low price information for the periods indicated for the years ended December 31, 1995 and 1994:

                                FISCAL 1995                               HIGH       LOW
    -------------------------------------------------------------------  ------     ------
    First..............................................................  $33.25     $20.00
    Second.............................................................   40.25      28.50
    Third..............................................................   44.50      32.38
    Fourth.............................................................   50.50      39.50

                                FISCAL 1994                               HIGH       LOW
    -------------------------------------------------------------------  ------     ------
    First..............................................................  $28.00     $15.25
    Second.............................................................   19.25      13.00
    Third..............................................................   25.38      16.25
    Fourth.............................................................   28.75      23.50

     As of March 15, 1996, there were 1,720 stockholders of record.

     A wholly-owned subsidiary of the Company paid a cash dividend in 1990. The Company has not paid cash dividends on its common stock since that date and does not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends and the amount paid, if any, will be subject to the discretion of the Company's Board of Directors and will necessarily be dependent on the earnings and financial condition of the Company and any other factors the Board of Directors may consider relevant.

ITEM 6.  SELECTED FINANCIAL DATA

                    SELECTED CONSOLIDATED FINANCIAL DATA(1)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1995       1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Product sales.............................  $130,688   $ 93,649   $ 70,838   $ 34,773   $ 30,802
  Royalty income............................    22,247      1,209
                                              --------   --------   --------   --------   --------
     Total revenues.........................   152,935     94,858     70,838     34,773     30,802
                                              --------   --------   --------   --------   --------
  Cost of revenues..........................    64,996     48,972     39,207     23,291     21,506
  Research and development..................    18,573     18,980     15,085      8,217      9,556
  Selling, general and administrative.......    17,030     13,342     15,682     14,944     17,206
                                              --------   --------   --------   --------   --------
     Total operating expenses...............   100,599     81,294     69,974     46,452     48,268
                                              --------   --------   --------   --------   --------
     Operating income (loss)................    52,336     13,564        864    (11,679)   (17,466)
  Equity in earnings of joint ventures......    22,766     24,968     24,688     20,712     18,392
  Investment and other income(2)............    11,594      6,542     16,879      2,871      9,657
  Merger expenses(3)........................   (13,939)
  Gain from (provision for) legal
     settlements(4).........................                2,299     (6,297)              (73,383)
  Partnership loss(5).......................                          (7,644)   (15,598)
                                              --------   --------   --------   --------   --------
                                                20,421     33,809     27,626      7,985    (45,334)
                                              --------   --------   --------   --------   --------
     Income (loss) before provision
       (benefit) for income taxes...........    72,757     47,373     28,490     (3,694)   (62,800)
  Provision (benefit) for income taxes......    24,867     10,828    (21,927)     2,396     (7,596)
                                              --------   --------   --------   --------   --------
     Net income (loss)......................  $ 47,890   $ 36,545   $ 50,417   $ (6,090)  $(55,204)
                                              ========   ========   ========   ========   ========
PER SHARE DATA:
  Earnings per common and common equivalent
     share(6)...............................  $   1.29   $   1.00   $   1.42   $  (0.18)  $  (1.72)
                                              ========   ========   ========   ========   ========
Weighted average number of common and common
  equivalent shares outstanding(6)..........    37,143     36,515     35,504     32,938     32,036
                                              ========   ========   ========   ========   ========

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1995       1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Current assets..............................  $197,634   $172,912   $155,025   $ 57,118   $ 40,987
Working capital.............................   168,812    154,661    131,943     31,534     23,618
Total assets................................   322,121    262,316    235,672    130,516    122,238
Long-term debt and capitalized lease
  obligations...............................     3,577      5,058      2,143      3,991      2,736
Deferred partnership liability..............               14,033     15,242      7,598
Total stockholders' equity..................   289,035    223,370    185,081     77,872     81,426

---------------
(1) The Company merged with Zetachron in October 1991 and Circa in July 1995. The transactions were accounted for as poolings-of-interests, and accordingly, the consolidated financial data presented includes the accounts of Zetachron and Circa for all periods presented.

(2) Included in investment and other income for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 were gains from the sales of the common stock of Marsam Pharmaceuticals of $6.2 million, $3.2 million, $14.5 million, $1.1 million and $1.9 million, respectively. The Company disposed of its investment in Marsam during 1995.

(3) The costs associated with merger of the Company and Circa resulted in a one-time charge of $13.9 million during 1995.

(4) The gain from and (provision for) legal settlements resulted from the settlements of and reserve for various lawsuits that the Company was a defendant in. The majority of these lawsuits were initiated during 1990 and 1991. Management believes that the ultimate resolution of such litigation will not have a material adverse effect on the Company's future operations or consolidated financial position.

(5) See Note 6 of the Notes to Consolidated Financial Statements in Item 14(a) of this Form 10-K.

(6) The merger between Watson and Circa resulted in the exchange of 0.86 of a share of Watson common stock for each share of Circa common stock. The computation of earnings (loss) per share is based on the weighted average number of common shares outstanding, including the dilutive effect of the assumed exercise of all outstanding stock options and warrants. The weighted average number of common Circa shares outstanding were adjusted to reflect the merger exchange ratio. Fully diluted earnings per share is not materially different from primary earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has historically derived a substantial portion of its revenues from the manufacture and sale of off-patent pharmaceutical products. While this continues to be the primary revenue source, certain developments have occurred which have augmented the Company's revenue mix in 1995.

     In 1995, sales of off-patent products accounted for approximately 85.5% of total revenues; royalty income accounted for 14.5% of total revenues. In 1994, off-patent product sales accounted for approximately 99% of total revenues; royalty income accounted for the remaining 1%. In 1993, product sales of off-patent medications accounted for approximately 100% of total revenues.

     In 1991, the Company expanded its work on the development of advanced drug delivery systems with the acquisition of Zetachron, Inc., a research and development organization. In 1995, the Company merged Zetachron into its wholly-owned subsidiary, Watson Laboratories. Research in the advanced drug delivery area continues, although these activities have not generated significant revenues for the Company to date. The drug delivery systems under development employ various routes of administration, including oral and vaginal. These systems potentially could control and improve the absorption of selected drugs in the blood stream, improve dose reliability, reduce side effects and increase patient convenience and compliance. Management believes that a significant market exists for drug delivery systems that will enhance and simplify the therapeutic benefits to the patient.

     In July 1995, the Company strengthened and diversified its revenue base through a merger with Circa Pharmaceuticals, Inc. ("Circa"). The merger, accounted for as a pooling-of-interests, enhanced the Company's manufacturing capabilities and increased its product development program, particularly in the area of proprietary products. The Company owns a 50% equity interest in Somerset Pharmaceuticals, Inc. ("Somerset"), which primarily markets Eldepryl(R) for the treatment of Parkinson's disease. The Company recorded equity in earnings of this joint venture of $24.8 million in 1995. Exclusivity expires for Eldepryl(R) in June 1996. The Company expects earnings from Somerset in 1996 will decrease somewhat as research and development expenditures will be increased in support of the Phase III clinical trials on a transdermal Eldepryl(R) patch.

     Circa and Rhone-Poulenc Rorer, Inc. ("RPR") were partners in the development of Dilacor XR(R). Dilacor XR(R) is used for the treatment of hypertension and angina. Through an amended partnership agreement with RPR, the Company earns royalties on sales of Dilacor XR(R) by RPR. Royalty income is determined based upon the market demand for the product, as evidenced by prescriptions written, as defined. Revenues under this royalty agreement were $22.2 million in 1995 and $1.2 million in 1994. Dilacor XR(R) lost exclusivity in May 1995. The Company and RPR intend to launch a generic Dilacor XR(R) product, following FDA approval, as considered appropriate. The costs and profits from the generic product are to be shared equally by the Company and RPR.

     The Company continues to expand its research and development efforts in the area of proprietary product development through joint ventures, product acquisitions and strategic alliances. The Company also continues to seek opportunities to broaden its technology platform and to invest in new products, technologies or businesses that are consistent with its strategy to focus on niche or technically difficult to duplicate products. This strategy was evidenced by the Company's increased investment in Andrx Corporation ("Andrx"), a company engaged in the development of advanced controlled-release delivery systems for certain orally-administered drugs. In October 1995, the Company purchased additional Andrx common stock for approximately $15.6 million, increasing its ownership to 19.5% of the total outstanding common stock of Andrx.

     The Company's future results of operations will depend to a significant extent upon its ability to introduce new off-patent and proprietary pharmaceutical products. Future operating results may vary significantly on an annual or quarterly basis depending on the timing of, and the Company's ability to obtain, FDA approvals of ANDAs and NDAs for such products and FDA approvals for shipment of such products. Newly introduced off-patent products with limited or no off-patent competition are typically sold at higher prices, often resulting in increased gross profit margins. As competition from other manufacturers intensifies, selling prices typically decline. The Company's future operating results may also be affected by a variety of additional factors, including customer purchasing practices and changes in the degree of competition affecting the Company's products. The loss of exclusivity with respect to Eldepryl(R) and Dilacor XR(R) and/or the introduction by other companies of additional competitive products, could have a material adverse effect on the financial condition of the Company.

QUARTERLY FLUCTUATIONS

     The Company's results of operations on a quarterly basis have fluctuated in the past, and may continue to fluctuate. The Company believes such fluctuations are primarily due to new product introductions and to a variety of additional factors including, without limitation, purchasing practices of the Company's customers and changes in the degree of competition regarding the Company's products.

     To the extent that any of the Company's comments stated herein could be deemed to be forward-looking statements, please see PART I, ITEM I of this Form 10-K for the year ended December 31, 1995, which contains certain statements to the effect that the Company is subject to certain risks and uncertainties, including changing market conditions, the availability and cost of raw materials, the impact of competitive products and pricing, and the timely development, FDA approval and market acceptance of the Company's products.

RESULTS OF OPERATIONS

     The following table represents selected components of the Company's results of operations, in thousands of dollars and as percentages of revenues. The table reflects the Company's merger with Circa for all periods presented.

                                                        YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                            1995                  1994                   1993
                                     ------------------     -----------------     ------------------
                                        $           %          $          %          $           %
                                     --------     -----     -------     -----     --------     -----
Revenues:
  Product sales....................  $130,688      85.5%    $93,649      98.7%    $ 70,838     100.0%
  Royalty income...................    22,247      14.5       1,209       1.3
                                     --------     -----     -------     -----      -------     -----
                                      152,935     100.0      94,858     100.0       70,838     100.0
                                     --------     -----     -------     -----      -------     -----
Operating expenses:
  Cost of revenues.................    64,996      42.6      48,972      51.6       39,207      55.4
  Research & development...........    18,573      12.1      18,980      20.0       15,085      21.3
  Selling, general &
     administrative................    17,030      11.1      13,342      14.1       15,682      22.1
                                     --------     -----     -------     -----      -------     -----
                                      100,599      65.8      81,294      85.7       69,974      98.8
                                     --------     -----     -------     -----      -------     -----
     Operating income..............    52,336      34.2      13,564      14.3          864       1.2
Other income (expense):
  Equity in earnings from joint
     ventures......................    22,766      14.9      24,968      26.3       24,688      34.9
  Merger expenses..................   (13,939)     (9.1)
  Investment and other income,
     net...........................    11,594       7.6       8,841       9.3        2,938       4.1
                                     --------     -----     -------     -----      -------     -----
                                       20,421      13.4      33,809      35.6       27,626      39.0
                                     --------     -----     -------     -----      -------     -----
  Income before provision (benefit)
     for income taxes..............    72,757      47.6      47,373      49.9       28,490      40.2
Provision (benefit) for income
  taxes............................    24,867      16.3      10,828      11.4      (21,927)    (31.0)
                                     --------     -----     -------     -----      -------     -----
          Net income...............  $ 47,890      31.3%    $36,545      38.5%    $ 50,417      71.2%
                                     ========     =====     =======     =====      =======     =====

YEARS ENDED DECEMBER 31, 1995 AND 1994

     Revenues for the year ended December 31, 1995 were $152.9 million compared to $94.9 million for the year ended December 31, 1994, an increase of $58.0 million or 61.2%. The increase in revenues was composed of a $37.0 million increase in product sales and a $21.0 million increase in royalty income. The increase in product sales was due primarily to increased sales of the Company's core products, defined as products available in the marketplace for one year or longer. In addition, the Company introduced eight products during 1995 which accounted for $12.9 million in sales, or 9.9% of total 1995 product sales.

     The increase in royalty income was attributable to an increase in market demand for Dilacor XR(R) and to the increase in the royalty percentage on prescriptions written for Dilacor XR(R) from 1% in 1994 to 20% in 1995. The royalty percentage on Dilacor XR(R) will increase to 22% for prescriptions written in the years ending December 31, 1997 through 2000 and then decline to 3% thereafter.

     Cost of revenues increased $16.0 million to $65.0 million for the year ended December 31, 1995 (an increase of 32.7%). Cost of revenues were 49.7% of product sales in 1995 compared to 52.3% in 1994. This favorable decrease was due to higher than average gross margins earned on certain core products and new products introduced during 1995.

     Research and development expenses were consistent with the prior year, decreasing slightly from $19 million in 1994 to $18.6 million in 1995, despite increasing research and development efforts in the area of proprietary pharmaceuticals. Following the merger with Circa, the Company integrated the two research and development departments into one, eliminating duplication and focusing efforts. The Company expects that 1996 research and development expenses will be consistent with 1995 research and development expenses.

     Selling, general and administrative expenses increased 27.6% to $17.0 million for 1995 from $13.3 million in 1994. The increase in such expenses is largely attributable to increased marketing and selling expenses associated with new product introductions and an increase in administrative support due to the overall growth of the Company. As a percentage of revenues, these costs decreased from 14.1% to 11.1% from 1994 to 1995, which reflected management's efforts to control costs. In addition, the Company's growth in revenues out paced the growth in selling, general and administrative expenses.

     Equity in earnings from joint ventures decreased 8.8% (or $2.2 million) to $22.8 million in 1995 compared to $25.0 million in 1994. The two most significant ventures included in this earnings amount are Somerset and ANCIRC, a joint venture with Andrx. Equity in earnings from Somerset decreased slightly from $25.1 million in 1994 to $24.8 million in 1995. The Company's portion of ANCIRC's losses increased from $220,000 in 1994 to $1.7 million in 1995. In October 1995, the Company amended its joint venture agreement with Andrx and became equal partners in ANCIRC. Previously, the Company recognized 40% of the costs and profits from ANCIRC.

     In connection with the merger with Circa, the Company recorded a one-time $13.9 million charge for costs incurred related to the merger. These costs included investment banking fees and other costs related to the consolidation of operations between the two companies. Included in investment and other income in 1995 was a $6.2 million gain from the sale of Marsam Pharmaceuticals, Inc. ("Marsam") common stock, a stock held for investment purposes, as compared to a $3.2 million gain in 1994. During 1995, the Company disposed of its remaining investment in Marsam common stock. In addition, during 1994, the Company recognized a one-time gain from legal settlements of $2.3 million. The balance of the increase in investment and other income in 1995 as compared to 1994, was due to higher short-term interest rates on a larger base of invested cash.

     The provision for income taxes increased to $24.9 million in 1995, compared to $10.8 million in 1994. The effective income tax rates for the years ended December 31, 1995 and 1994 were 34% and 23%, respectively. This increase was primarily attributable to increased taxable income and the non-deductibility of a significant portion of merger expenses recognized in 1995.

     Net income increased to $47.9 million in 1995 from $36.5 million in 1994. As a percentage of revenues, net income decreased to 31.3% in 1995 from 38.5% principally due to the one-time merger expenses related to the merger with Circa and the higher effective income tax rate in 1995. Exclusive of non-recurring merger expenses of $13.9 million, a third quarter gain of $6.2 million from the gain on sale of Marsam common stock and the income tax effect of such items, net income for 1995 would have been $57.0 million or $1.54 per share.

YEARS ENDED DECEMBER 31, 1994 AND 1993

     Revenues for the year ended December 31, 1994 were $94.9 million compared to $70.8 million for the year ended December 31, 1993, an increase of $24.1 million or 34.0%. The increase in revenues was composed of a $22.8 million increase in product sales and a $1.2 million increase in royalty income. The increase in product sales was due primarily to the introduction of five new products in 1994. The remaining portion of the increase stemmed from the sales of core products. The increase in royalty income resulted from royalties on sales of Dilacor XR(R) by RPR during 1994. The 1% royalty rate in 1994 generated $1.2 million of royalty income.

     Cost of revenues increased $9.8 million to $49.0 million for the year ended December 31, 1994 (an increase of 25.0%). Cost of revenues were 52.3% of product sales in 1994 compared to 55.4% in 1993. This favorable decrease was due to higher than average gross margins earned on new products introduced in 1994 and certain core products.

     Research and development expenses increased 25.8% to $19.0 million for 1994 from $15.1 million for 1993. The increase was primarily due to the addition of research personnel and increased usage of test chemicals for validation batches as required by the FDA.

     Selling, general and administrative expenses decreased 14.9% to $13.3 million in 1994 from $15.7 million in 1993. The $2.4 million decrease in such expenses was largely attributable to a reduction in the Company's 1994 legal expenses due to the resolution of certain litigation matters.

     Equity in earnings from joint ventures in 1994 increased slightly to $25.0 million from $24.7 million due primarily to earnings from Somerset. In 1993, the Company recognized a loss from its partnership with RPR of $7.6 million. In September 1993, the partnership agreement was amended to provide that the Company would no longer share in profits and losses of the partnership and, instead, earns royalties from the sales of Dilacor XR(R). The royalties earned were used to offset the partnership liability, which was $14.0 million and $15.2 million at December 31, 1994 and 1993, respectively. Royalties earned in excess of this liability will be remitted to the Company.

     Investment and other income in 1994 was $6.5 million, a decrease of $10.3 million from the 1993 amount. This decrease was primarily attributable to the fewer number of Marsam common shares sold in 1994, offset by increased interest income on the invested proceeds from the Company's public offerings in 1993. The 1994 gain on sales of Marsam common stock was $3.2 million compared to $14.5 million in 1993. In addition, the Company recognized a one-time gain from legal settlements of $2.3 million in 1994 as compared to a provision for legal settlements of $6.3 million in 1993.

     Income tax expense was $10.8 million, compared to an income tax benefit of $21.9 million in 1993. The effective income tax rate in 1994 was 23%, compared with an income tax benefit rate of 77% in 1993. As a result of the merger, the 1993 statement of income reflected the reduction in the valuation allowance relating to Circa's net deferred tax asset balance at December 31, 1993. In determining that the deferred tax asset was fully realizable by the combined company, management considered the prior operating results of each company and the future plans and expectations for the combined company.

     Net income as a percentage of revenues decreased to 38.5% for 1994 from 71.2%, principally from the income tax benefit recorded in 1993, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     As the Company has grown during the last three years, its overall liquidity requirements have increased. The significant increase in accounts receivable, inventories, and investment in property and equipment have been financed primarily by cash flows from operating activities and from the Company's public offerings in 1993. The net proceeds from these offerings were used primarily for working capital and purchases of property and equipment. The balance was invested in short-term investments during 1993, 1994 and 1995.

     The Company's working capital increased from $154.7 million at December 31, 1994 to $168.8 million at December 31, 1995. This $14.1 million increase was primarily due to increased cash flow from operations. Net cash provided by all sources in 1995 was $21.0 million compared to $26.1 million in 1994. The decrease was primarily attributable to the Company's $15.6 million additional investment in Andrx, the reduction of the $14.0 million deferred partnership liability and net changes in certain assets and liabilities. During 1994, activities were financed primarily with $13.4 million provided by operations, $8.0 million from the sale of the Company's interest in a joint venture and $5.0 million from bank borrowings.

     During 1995, the Company spent $22.6 million on property and equipment additions and has budgeted approximately $14.0 million for such capital expenditures in 1996. The Company anticipates that its cash resources and operating cash flows will be sufficient to fund its current working capital needs.

     At December 31, 1995, the Company had a note payable outstanding of approximately $4.2 million. This is composed of a single, unsecured term loan with interest at a fixed rate of 8.1% and payments due monthly through September 2001. In addition, a credit facility of $26.0 million is currently available to the Company, composed of (i) a $10 million revolving, unsecured working capital line of credit, (ii) a $6 million revolving, unsecured equipment loan and (iii) a $10 million non-revolving, unsecured building improvement loan. The Company has made no borrowings against this credit facility.

     Primarily as a result of funds from the 1993 public offerings and continued cash flows from operations, the Company has cash and marketable securities of $118.3 million at December 31, 1995. The Company regularly reviews potential opportunities to acquire or invest in technologies, products or product rights. The Company also regularly reviews potential acquisitions, investments or combinations involving businesses compatible with its existing business. The Company could use sources other than cash, such as issuance of debt or equity securities, to finance any such acquisition or investment. If such an acquisition or investment was completed, the Company's operating results and financial condition could change materially in future periods.

     Management believes inflation does not have, and has not had, a significant impact on the Company's revenues or operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended December 31, 1995 and 1994.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The information concerning directors of the Company required under this
Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS

     The information concerning executive officers of the Company required under this Item is provided under Item 4 A.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1995.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. CONSOLIDATED FINANCIAL STATEMENTS

     The following are included herein under Item 8:
       Report of Independent Accountants
       Consolidated Balance Sheets as of December 31, 1995 and 1994
       Consolidated Statements of Income for the three years ended December 31, 1995.
       Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1995.
       Consolidated Statements of Cash Flows for the three years ended December 31, 1995.
       Notes to Consolidated Financial Statements

     (A) 2. FINANCIAL STATEMENT SCHEDULES:

       II. Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBIT NO.                                         DESCRIPTION
-----------       --------------------------------------------------------------------------------
     2.1      --  Agreement and Plan of Merger among the Registrant, Gum Acquisition Corp. and
                  Circa Pharmaceuticals, Inc., filed as Exhibit 2.1 to the Company's Registration
                  Statement on Form S-4 Reg. No. 33-60211 ("33- 60211") and hereby incorporated by reference.
     3.1      --  Articles of Incorporation of the Company and all amendments thereto, filed as
                  Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1995 and hereby incorporated by reference.
     3.2      --  Bylaws of the Company, as amended as of July 18, 1995, filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.
     4.1      --  Amendment to loan agreement between the Company, its subsidiaries and Bank of
                  America NT & SA dated February 26, 1996.
     4.2      --  Loan Agreement between the Company, its subsidiaries and Bank of America NT & SA dated August 19, 1994 filed as Exhibit 4.1 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1994 and hereby incorporated by reference.
    10.1      --  Lease between Westgate Associates and the Company dated October 1991 and addendums thereto, filed as Exhibit 10.5 to the Company's Registration Statement
                  on Form S-1 Reg. No. 33-46229 ("33-46229") and hereby incorporated by reference.
    10.2      --  Industrial Real Estate Lease, as amended, dated August 8, 1995, between
                  Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company, filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1995 and hereby incorporated by reference.
    10.3      --  Amended Lease Agreement between Zetachron, Incorporated and Research Property
                  Associates dated February 1, 1983, filed as Exhibit 10.7 to 33-46229 and hereby incorporated by reference.
    10.4      --  Grant of Option to Purchase Real Estate by and between Dr. Alec Keith, Mr.
                  Wallace C. Snipes and Zetachron, Incorporated dated July 1, 1987, filed as
                  Exhibit 10.8 to 33-46229 and hereby incorporated by reference.
   *10.5      --  The Company's 1985 Stock Incentive Plan, filed as Exhibit 10.11 to 33-46229 and hereby incorporated by reference.

EXHIBIT NO.                                         DESCRIPTION
-----------       --------------------------------------------------------------------------------
   *10.6      --  1991 Stock Option Plan of the Company as revised, filed as Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.
   *10.7      --  1995 Non-Employee Directors' Stock Option Plan, as amended, filed as Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1995 and hereby incorporated by reference.
    10.8      --  Form of the Company's Employee Invention, Confidential Information Agreement,
                  filed as Exhibit 10.22 to 33-46229 and hereby incorporated by reference.
    10.9      --  Purchase Agreement relating to the Company's purchase of 132 Business Center
                  Drive property, filed as Exhibit 10.15 to the Company's 1993 Annual Report on
                  Form 10-K and hereby incorporated by reference.
    10.10     --  Purchase and Sale Agreement between the Company, its subsidiaries and AETNA Real
                  Estate Associates dated October 18, 1994 regarding the acquisition of 311 Bonnie
                  Circle, Corona, California, filed as Exhibit 10.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1994 and hereby incorporated by reference.
    10.11     --  Senior Executive Employment Agreement dated as of May 29, 1995 between the
                  Company and Allen Chao, filed as Exhibit 10.1 to 33-60211 and hereby incorporated by reference.
    10.12     --  Form of Senior Executive Employment Agreement dated as of May 29, 1995 between the Company and David C. Hsia, filed as Exhibit 10.2 to 33-60211 and hereby incorporated by reference.
    10.13     --  Form of Senior Executive Employment Agreement, dated as of May 29, 1995 between the Company and Alec D. Keith, filed as Exhibit 10.3 to 33-60211 and hereby incorporated by reference.
    10.14     --  Employment Agreement with Dr. Melvin Sharoky dated April 26, 1991 as amended
                  January 19, 1993 and July 17, 1995, filed as Exhibit 10.3 to the Company's
                  Quarter Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.
    11.1      --  Statement of computation of per share earnings.
    21.1      --  Subsidiaries of the Company.
    23.1      --  Consent of Price Waterhouse LLP.
    23.2      --  Consent of Deloitte & Touche LLP.
    27.1      --  Financial Data Schedule (EDGAR version only).
    99.1      --  Consolidated Financial Statements of Somerset Pharmaceuticals, Inc. and
                  Subsidiaries for the years ended December 31, 1995, 1994 and 1993.

---------------
* Compensation Plan or Agreement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WATSON PHARMACEUTICALS, INC.
                                          (Registrant)

                                          By: /s/      ALLEN CHAO, PH.D.

                                            ------------------------------------
                                                     Allen Chao, Ph.D.
                                            Chief Executive Officer and Director
                                             (Principal Executive and Financial
                                                           Officer)

                                          By: /s/         CHATO ABAD

                                            ------------------------------------
                                                         Chato Abad
                                                Vice President -- Corporate
                                                          Controller
                                               (Principal Accounting Officer)

Date: March 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                        DATE
-------------------------------------    ----------------------------------    ---------------
                 /s/                     Chairman of the Board and Director    March 28, 1996
        ALEC D. KEITH, PH.D.
-------------------------------------
        Alec D. Keith, Ph.D.
                 /s/                     Chief Executive Officer and           March 28, 1996
          ALLEN CHAO, PH.D.              Director
-------------------------------------
          Allen Chao, Ph.D.
                 /s/                     President and Director                March 28, 1996
        MELVIN SHAROKY, M.D.
-------------------------------------
        Melvin Sharoky, M.D.
                 /s/                     Secretary and Director                March 28, 1996
          MICHEL J. FELDMAN
-------------------------------------
          Michel J. Feldman
                                         Director                              March 28, 1996
-------------------------------------
           Michael Fedida
                 /s/                     Director                              March 28, 1996
          ALBERT F. HUMMEL
-------------------------------------
          Albert F. Hummel
                 /s/                     Director                              March 28, 1996
          RONALD R. TAYLOR
-------------------------------------
          Ronald R. Taylor

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................  F-2
Consolidated Balance Sheets as of December 31, 1995 and 1994..........................  F-3
Consolidated Statements of Income for each of the three years in the period ended
  December 31, 1995...................................................................  F-4
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995......................................................  F-5
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 31, 1995...................................................................  F-6
Notes to Consolidated Financial Statements............................................  F-8
Financial Statement Schedule:
  II  Valuation and Qualifying Accounts...............................................  F-20

     All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Watson Pharmaceuticals, Inc.

     In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Somerset Pharmaceuticals, Inc. (Somerset), an entity which is 50% owned by the Company. The Company's investment in Somerset aggregated $25,741,000 and $22,554,000 at December 31, 1995 and 1994, respectively, and its equity in the earnings of Somerset totaled $24,800,000, $25,100,000 and $23,800,000 for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, we did not audit the financial statements of Circa Pharmaceuticals, Inc. (Circa), a wholly owned subsidiary, as of December 31, 1994 and for the each of the two years in the period ended December 31, 1994, which statements reflect total assets of $103,857,000 (includes $22,554,000 of investment in Somerset) and net income of $17,259,000 and $8,395,000 (includes equity in the earnings of Somerset of $25,100,000 and $23,800,000, respectively) for the years ended December 31, 1994 and 1993, respectively. Those financial statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Somerset and Circa, is based solely on the reports of each of the respective other auditors. We conducted our audits of the consolidated financial statements of Watson Pharmaceuticals, Inc. in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the respective reports of other auditors provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

February 5, 1996, except as to Note 11,
  which is as of March 4, 1996

                          WATSON PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1995             1994
                                                               ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents (Note 1).........................    $ 92,214         $ 71,165
  Marketable securities (Note 1).............................      26,038           35,531
  Accounts receivable, net of allowances for doubtful
     accounts of $1,320 and $903 (Note 1)....................      25,081           16,128
  Royalty receivable (Note 6)................................       8,205
  Inventories (Note 3).......................................      22,637           16,361
  Prepaid expenses and other current assets..................       2,344            2,732
  Current deferred tax assets (Note 7).......................      21,115           30,995
                                                               ------------     ------------
          Total current assets...............................     197,634          172,912
Property and equipment, net (Note 3).........................      69,999           54,115
Investments in joint ventures and other long-term investments
  (Note 4)...................................................      49,355           31,824
Other assets.................................................       5,133            3,465
                                                               ------------     ------------
          Total assets.......................................    $322,121         $262,316
                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses (Note 3).............    $ 25,215         $ 17,610
  Income taxes payable (Note 7)..............................       2,985
  Current portion of long-term debt (Note 5).................         622              641
                                                               ------------     ------------
          Total current liabilities..........................      28,822           18,251
Long-term debt (Note 5)......................................       3,577            5,058
Deferred partnership liability (Note 6)......................                       14,033
Other liabilities............................................         687            1,604
                                                               ------------     ------------
          Total liabilities..................................      33,086           38,946
                                                               ------------     ------------
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock; no par; 2,500,000 shares authorized; none outstanding (Note 8)....................................
  Common stock; par value of $.0033; 100,000,000 shares
     authorized; 36,368,725 and 35,782,704 shares issued and
     outstanding, respectively (Note 8)......................         120              118
  Additional paid-in capital.................................     146,439          132,115
  Retained earnings..........................................     142,711           94,821
  Unrealized holding gain (loss) on marketable securities....         621             (870)
  Unearned compensation-stock awards (Note 1)................        (856)          (2,814)
                                                               ------------     ------------
          Total stockholders' equity.........................     289,035          223,370
                                                               ------------     ------------
          Total liabilities and stockholders' equity.........    $322,121         $262,316
                                                               =============    =============

          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995        1994         1993
                                                              --------     -------     --------
Revenues:
  Product sales.............................................  $130,688     $93,649     $ 70,838
  Royalty income (Note 6)...................................    22,247       1,209
                                                               -------     -------     --------
          Total revenues....................................   152,935      94,858       70,838
                                                               -------     -------     --------
Operating expenses:
  Cost of revenues (Note 9).................................    64,996      48,972       39,207
  Research and development (Note 9).........................    18,573      18,980       15,085
  Selling, general and administrative (Note 9)..............    17,030      13,342       15,682
                                                               -------     -------     --------
          Total operating expenses..........................   100,599      81,294       69,974
                                                               -------     -------     --------
Operating income............................................    52,336      13,564          864
Other income (expense):
  Equity in earnings of joint ventures (Note 4).............    22,766      24,968       24,688
  Investment and other income...............................    11,594       6,542       16,879
  Merger expenses (Note 2)..................................   (13,939)
  Gain from (provision for) legal settlements...............                 2,299       (6,297)
  Partnership loss..........................................                             (7,644)
                                                               -------     -------     --------
          Total other income, net...........................    20,421      33,809       27,626
                                                               -------     -------     --------
Income before provision (benefit) for income taxes..........    72,757      47,373       28,490
Provision (benefit) for income taxes (Note 7)...............    24,867      10,828      (21,927)
                                                               -------     -------     --------
Net income..................................................  $ 47,890     $36,545     $ 50,417
                                                               =======     =======     ========
Per share data:
Earnings per share (Note 1).................................  $   1.29     $  1.00     $   1.42
                                                               =======     =======     ========
Weighted average number of common and common equivalent
  shares outstanding (Note 1)...............................    37,143      36,515       35,504
                                                               =======     =======     ========

          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    NOTES       UNREALIZED HOLDING
                       COMMON STOCK     ADDITIONAL                RECEIVABLE       GAIN (LOSS)         UNEARNED         TOTAL
                      ---------------    PAID-IN     RETAINED        FROM         ON MARKETABLE      COMPENSATION   STOCKHOLDERS'
                      SHARES   AMOUNT    CAPITAL     EARNINGS    STOCKHOLDERS       SECURITIES       STOCK AWARDS      EQUITY
                      ------   ------   ----------   ---------   ------------   ------------------   ------------   -------------
BALANCE AT DECEMBER
  31, 1992..........  31,699    $105     $ 71,629    $  7,859        $(42)                             $ (4,850)      $  74,701
  Net proceeds from
    initial public
    offering........  2,443        8       25,975                                                                        25,983
  Net proceeds from
    second public
    offering........  1,065        3       28,921                                                                        28,924
  Exercise of
 options/warrants...    410        1        2,093                                                                         2,094
  Net collections of
    notes receivable
    from
    stockholders....                                                    2                                                     2
  Tax benefit
    related to stock
    option plan.....                        2,285                                                                         2,285
  Common stock
    issued to
    employees.......    344        1        2,862                                                        (2,863)              0
  Cancellation of
    common stock
    issued to
    employees.......   (411 )     (1)      (2,960)                                                        2,163            (798)
  Amortization of
    unearned
    compensation....                                                                                      1,471           1,471
  Net income........                                   50,417                                                            50,417
                      ------    ----     --------    --------        ----              -----            -------        --------
BALANCE AT DECEMBER
  31, 1993..........  35,550     117      130,805      58,276         (40)                               (4,079)        185,079
  Exercise of
 options/warrants...    213        1          425                                                                           426
  Collections of
    notes receivable
    from
    stockholders....                                                   40                                                    40
  Tax benefit
    related to stock
    option plan.....                          659                                                                           659
  Common stock
    issued to
    employees.......     26                   326                                                                           326
  Cancellation of
    common stock
    issued to
    employees.......     (6 )                (100)                                                           80             (20)
  Amortization of
    unearned
    compensation....                                                                                      1,185           1,185
  Adjustment for
    unrealized
    holding loss on
    investment......                                                                  $ (870)                              (870)
  Net income........                                   36,545                                                            36,545
                      ------    ----     --------    --------        ----              -----            -------        --------
BALANCE AT DECEMBER
  31, 1994..........  35,783     118      132,115      94,821                           (870)            (2,814)        223,370
  Exercise of
    options.........    586        2        7,516                                                                         7,518
  Tax benefit
    related to stock
    option plan.....                        6,808                                                                         6,808
  Amortization of
    unearned
    compensation....                                                                                      1,958           1,958
  Adjustment for
    unrealized
    holding gain on
    investment......                                                                   1,491                              1,491
  Net income........                                   47,890                                                            47,890
                      ------    ----     --------    --------        ----              -----            -------        --------
BALANCE AT DECEMBER
  31, 1995..........  36,369    $120     $146,439    $142,711        $                $  621           $   (856)      $ 289,035
                      ======    ====     ========    ========        ====              =====            =======        ========

          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995          1994         1993
                                                            ---------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $  47,890     $ 36,545     $ 50,417
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................      5,243        4,447        3,666
     Amortization of unearned compensation-stock awards...      1,958        1,491        1,471
     Amortization of deferred income and bond premium.....       (917)        (146)        (917)
     Decrease in deferred partnership liability...........    (14,033)      (1,209)
     Dividends received from Somerset.....................     18,000       18,000       17,688
     Equity in earnings of joint ventures.................    (19,067)     (20,945)     (13,152)
     Gain on sale of Marsam stock.........................     (6,243)      (3,180)     (14,491)
     Gain on settlements with former officers.............                  (2,299)      (3,416)
     Provision for doubtful accounts......................        417          119          257
     Tax benefit related to stock option plan.............      6,808          659        2,285
  Changes in assets and liabilities:
     Increase in accounts receivable......................     (9,371)      (7,262)      (2,089)
     Increase in royalty receivable.......................     (8,205)
     Increase in inventories..............................     (6,276)      (3,715)      (4,829)
     Decrease in prepaid expenses and other current
       assets.............................................         24          420          845
     (Increase) decrease in deferred tax assets...........      8,215         (597)     (29,632)
     (Increase) decrease in other assets..................         82           49         (157)
     Increase in accounts payable and accrued expenses....      7,605        1,931        7,798
     Increase (decrease) in income taxes payable..........      3,263                      (360)
     Decrease in accrual for legal settlements............                 (10,881)      (5,256)
                                                            ---------     --------     --------
          Total adjustments...............................    (12,497)     (23,118)     (40,289)
                                                            ---------     --------     --------
          Net cash provided by operating activities.......     35,393       13,427       10,128
                                                            ---------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.....................    (22,588)     (21,484)     (13,380)
  Disposals of property and equipment.....................      1,463          104            4
  Purchases of marketable securities......................   (386,502)     (19,164)     (18,173)
  Proceeds from sale of marketable securities.............    396,725       45,324
  Proceeds from sale of Marsam stock......................      7,005        3,869       16,428
  Proceeds from sale of a joint venture...................                   7,992
  Investment in Andrx.....................................    (15,645)      (6,000)
  Investment (increase) decrease in other joint
     ventures.............................................       (818)      (1,518)         676
  Payment to partnership..................................                               (8,000)
                                                            ---------     --------     --------
          Net cash provided by (used in) investing
            activities....................................  $ (20,360)    $  9,123     $(22,445)
                                                            ---------     --------     --------

          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995          1994         1993
                                                            ---------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from initial public offering...............                             $ 25,983
  Net proceeds from second public offering................                               28,924
  Proceeds from issuance of long-term debt................                $  5,000
  Principal payments on long-term debt....................  $  (1,502)      (1,938)      (2,665)
  Purchase and retirement of stock........................                                 (825)
  Proceeds from exercise of stock options.................      7,518          426        2,094
  Net collections of notes receivable from stockholders...                      40            2
                                                            ---------     --------     --------
          Net cash provided by financing activities.......      6,016        3,528       53,513
                                                            ---------     --------     --------
Net increase in cash and cash equivalents.................     21,049       26,078       41,196
Cash and cash equivalents at beginning of year............     71,165       45,087        3,891
                                                            ---------     --------     --------
Cash and cash equivalents at end of year..................  $  92,214     $ 71,165     $ 45,087
                                                            =========     ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest.............................................  $     446     $    901     $    778
     Income taxes.........................................  $   6,765     $ 10,082     $  6,387
ADDITIONAL DISCLOSURES OF NON-CASH ITEMS:
  Stock issued in exchange for note receivable............                             $     20

          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Description of business and principles of consolidation

     Watson Pharmaceuticals, Inc. (the "Company") is engaged in the production, marketing and distribution of off-patent pharmaceutical products and the research and development of proprietary pharmaceutical products and drug delivery systems. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Circa Pharmaceuticals, Inc. ("Circa") that merged with the Company on July 17, 1995 (Note 2). All intercompany accounts and transactions have been eliminated.

     The Company's wholly-owned subsidiaries include Watson Laboratories, Inc. ("Watson Labs"), Watson Pharmaceuticals (Asia) Ltd. (Note 11), Corona Pharmaceuticals, Inc. (currently inactive) and Circa. In 1995, the Company developed a plan to merge its wholly-owned subsidiary, Zetachron, Inc. ("Zetachron") into Watson Labs. At December 31, 1995, all Zetachron assets were either merged into Watson Labs or disposed of for an immaterial loss.

  Cash and cash equivalents

     Cash and cash equivalents include time deposits and readily marketable securities with original maturities of three months or less.

  Fair Value of Financial Instruments

     The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments" ("SFAS 107"). The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables, inventories, accounts payable, accrued expenses and debt approximate fair value. For certain long-term investments for which there are no market prices, a reasonable estimate of fair value could not be made without incurring excessive costs. It was not practicable to estimate the fair value of an investment representing 19.5% of the issued common stock of Andrx Corporation, a privately-held company. Accordingly, the investment in Andrx was carried at its original cost of $21.6 million at December 31, 1995.

  Marketable securities

     The Company's investment portfolio consists of fixed income securities, equity securities and money market funds, all of which are included in the Company's cash and cash equivalents or marketable securities. In 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115, all of the Company's investments are classified as "available-for-sale" securities and are reported at fair market value. Any unrealized holding gains or losses are reported as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method and are reported in income. Maturity dates on fixed income securities ranged from 1996 to 2023.

                          WATSON PHARMACEUTICALS, INC.

     The amortized cost and fair market values of all marketable securities are summarized as follows (in thousands):

                                                               DECEMBER 31, 1995
                                              ----------------------------------------------------
                                                              GROSS          GROSS          FAIR
                                              AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                COST          GAINS          LOSSES        VALUES
                                              ---------     ----------     ----------     --------
    Fixed income securities:
      U.S. Treasury securities..............   $ 36,741        $463           $ (54)      $ 37,150
      State-issued securities...............      4,400                                      4,400
      Corporate bonds.......................      9,444         232                          9,676
      Commercial paper......................     46,197                         (48)        46,149
    Equity securities.......................      6,624          28                          6,652
    Money market funds......................     14,225                                     14,225
                                               --------        ----           -----       --------
                                               $117,631        $723           $(102)      $118,252
                                               ========        ====           =====       ========

                                                               DECEMBER 31, 1994
                                              ----------------------------------------------------
                                                              GROSS          GROSS          FAIR
                                              AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                COST          GAINS          LOSSES        VALUES
                                              ---------     ----------     ----------     --------
    Fixed income securities:
      U.S. Treasury securities..............   $ 51,526       $              $(2,610)     $ 48,916
      State-issued securities...............      8,961                          (62)        8,899
      Commercial paper......................     16,699                                     16,699
    Equity securities.......................      4,648                         (771)        3,877
    Marsam common stock.....................        763        2,573                         3,336
    Money market funds......................     24,969                                     24,969
                                               --------       ------         -------      --------
                                               $107,566       $2,573         $(3,443)     $106,696
                                               ========       ======         =======      ========

     Realized gains from the sales of Marsam common stock were $6.2 million, $3.2 million and $14.5 million for the years ended December 31, 1995, 1994 and 1993, respectively. Realized gains and losses from the sales of other marketable securities were not material for the three years in the period ended December 31, 1995.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Property and equipment

     Property and equipment are stated at cost. Major renewals and improvements are capitalized, while normal maintenance and repairs are expensed as incurred. At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts and gains or losses are reflected in income.

     Depreciation expense is computed principally on a straight-line basis over the estimated useful lives of two to ten years for furniture, fixtures and equipment and thirty years for buildings and building improvements. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the terms of the respective leases.

                          WATSON PHARMACEUTICALS, INC.

  Unearned compensation

     Prior to its merger with the Company (Note 2), Circa maintained stock award plans (the "stock awards") for key employees and officers. The stock awards contained certain vesting provisions which required unearned compensation to be recorded for the fair market value of the shares issued. Concurrent with the merger, the stock awards were converted to equivalent common shares in the Company pursuant to the merger exchange ratio in the merger agreement. Compensation expense was charged on a straight-line basis to selling, general and administrative expense over the related vesting periods. At December 31, 1995, unearned compensation related to the stock awards totalled $856,000 and will be amortized through January 1997.

  Revenue recognition

     Revenues from product sales are recognized upon shipment and are net of returns. Royalty income is recognized as earned pursuant to the terms of the Company's amended agreement with Rhone-Poulenc Rorer, Inc. (Note 6).

  Product sales to major customers

     In 1993, two customers accounted for 28% of product sales, 15% and 13% individually. In 1994, two customers accounted for 25% of product sales, 13% and 12% individually. In 1995, no individual customers accounted for more than 10% of the Company's product sales.

  Research and development activities

     The costs associated with the development, testing and approval of pharmaceutical products and drug delivery systems are expensed as incurred.

  Income taxes

     The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes". Under the liability method specified by SFAS 109, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and income tax bases of assets and liabilities at the applicable enacted income tax rates. The deferred tax provision is the result of changes in the deferred tax assets and liabilities.

  Earnings per share

     The computation of earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of shares includes the dilutive effect of the assumed exercise of all outstanding stock options and warrants described in Note 8.

  Use of Estimates by Management

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions are reflected in the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at December 31, 1995 and 1994. Management's estimates and assumptions are also reflected in the revenues and expenses for the three years ended December 31, 1995.

  Concentration of credit risk

     The Company is potentially subject to a concentration of credit risk with respect to its trade receivable balance, all of which is due from service providers, distributors, wholesalers and chain drug stores in the health

                          WATSON PHARMACEUTICALS, INC.

care and pharmaceutical industries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts. Actual losses from uncollectible accounts have been within management's expectations.

  Reclassifications

     Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform with the 1995 presentation. These reclassifications had no effect on net income or retained earnings.

2. MERGER WITH CIRCA

     On July 17, 1995, the stockholders of the Company and Circa approved the merger which resulted in Circa becoming a wholly-owned subsidiary of the Company. Circa, founded in 1960, develops and manufactures off-patent and proprietary drugs, develops alternative drug delivery systems and distributes pharmaceutical products. Under the terms of the merger agreement, Circa stockholders received 0.86 of a share of the Company's common stock for each Circa share. Accordingly, the Company issued approximately 18.7 million shares of its common stock for all of the outstanding common shares of Circa.

     The merger qualifies as a tax-free reorganization and was accounted for as a pooling-of-interests. The Company's financial statements have been retroactively restated to include the results of Circa for all periods presented.

     Combined and separate results of Watson and Circa during the periods preceding the merger are summarized as follows (in thousands):

                                                      WATSON     CIRCA    ADJUSTMENT   COMBINED
                                                      -------   -------   ----------   --------
    Six months ended June 30, 1995 (Unaudited)
      Total revenues................................  $53,142   $ 7,483                $60,625
      Equity in earnings of joint ventures..........            $10,204                $10,204
      Net income....................................  $12,257   $13,447                $25,704
    Year ended December 31, 1994
      Total revenues................................  $87,057   $ 7,801                $94,858
      Equity in earnings of joint ventures..........            $24,968                $24,968
      Net income....................................  $18,686   $17,259    $    600    $36,545
    Year ended December 31, 1993
      Total revenues................................  $67,547   $ 3,291                $70,838
      Equity in earnings of joint ventures..........            $24,688                $24,688
      Net income....................................  $12,222   $ 8,395    $ 29,800    $50,417

     The combined financial results of the Company and Circa presented above include adjustments and reclassifications made to conform accounting policies and financial statement presentation of the two companies. The adjustments that affected net income resulted from the reduction in the valuation allowance related to certain net deferred tax assets. Previously, these net deferred tax assets were fully reserved by Circa. In determining that the deferred tax assets were fully realizable by the combined company, management considered the prior operating results of each company and the future plans and expectations for the combined company. Intercompany transactions between the two companies for the periods presented were not material.

     In connection with the merger, the Company recorded a one-time charge of $13.9 million for merger-related expenses during the quarter ended September 30, 1995. These expenses included investment banking fees and other costs related to the consolidation of operations between the two companies.

                          WATSON PHARMACEUTICALS, INC.

3. BALANCE SHEET COMPONENTS

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    INVENTORIES:
      Raw materials................................................  $ 11,483     $  7,969
      Work-in-process..............................................     5,112        3,264
      Finished goods...............................................     6,042        5,128
                                                                     --------     --------
                                                                     $ 22,637     $ 16,361
                                                                     ========     ========
    PROPERTY AND EQUIPMENT:
      Buildings and improvements...................................  $ 22,457     $ 23,392
      Leasehold improvements.......................................     7,396        7,339
      Land and land improvements...................................     4,937        5,058
      Machinery and equipment......................................    41,403       31,421
      Research and laboratory equipment............................     9,020        7,753
      Furniture and fixtures.......................................     2,667        2,372
                                                                     --------     --------
                                                                       87,880       77,335
      Less accumulated depreciation and amortization...............   (32,647)     (28,307)
                                                                     --------     --------
                                                                       55,233       49,028
      Construction in progress.....................................    14,766        5,087
                                                                     --------     --------
                                                                     $ 69,999     $ 54,115
                                                                     ========     ========
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
      Trade accounts payable.......................................  $ 16,824     $ 10,140
      Reserve for litigation settlement............................     2,839        3,119
      Accrued payroll and benefits.................................     2,716        1,890
      Reserve for sales coupons....................................     1,783
      Other accrued expenses.......................................     1,053        2,461
                                                                     --------     --------
                                                                     $ 25,215     $ 17,610
                                                                     ========     ========

4. INVESTMENTS IN JOINT VENTURES AND OTHER LONG-TERM INVESTMENTS

  Joint Ventures

     Somerset Pharmaceuticals, Inc. ("Somerset")

     The Company maintains a 50% interest in the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. Income recognized from Somerset was approximately $24.8 million, $25.1 million and $23.8 million for the years ended December 31, 1995, 1994 and 1993, respectively. Income includes 50% of Somerset's earnings, ongoing management fees and amortization of deferred income, offset by amortization of goodwill. The excess cost of this investment over the Company's proportionate share of Somerset's net assets was $8.4 million and $9.4 million at December 31, 1995 and 1994 respectively, and is being amortized on a straight-line basis over 15 years.

                          WATSON PHARMACEUTICALS, INC.

     Condensed income statements and balance sheets of Somerset are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Net revenues.......................................  $107,365     $124,566     $118,998
    Costs and expenses.................................    42,812       59,557       55,825
    Income taxes.......................................    20,200       20,900       21,408
                                                         --------     --------     --------
              Net income...............................  $ 44,353     $ 44,109     $ 41,765
                                                         ========     ========     ========

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Current assets...................................................  $43,993     $48,770
    Other assets.....................................................    7,127       6,380
                                                                       -------     -------
              Total assets...........................................  $51,120     $55,150
                                                                       =======     =======
    Current liabilities..............................................  $17,057     $29,211
    Other liabilities................................................       63         292
    Stockholders' equity.............................................   34,000      25,647
                                                                       -------     -------
              Total liabilities and stockholders' equity.............  $51,120     $55,150
                                                                       =======     =======

     ANCIRC

     In July 1994, the Company and Andrx Corporation ("Andrx") formed a joint venture, ANCIRC, to develop off-patent pharmaceutical products utilizing Andrx's controlled-release technology. During 1995, the terms of the ANCIRC joint venture agreement were amended whereby the Company and Andrx became equal partners in the sharing of costs and profits in the ANCIRC joint venture. Previously, the Company was responsible for 40% of the costs and profits of ANCIRC. The Company utilizes the equity method to account for this joint venture and recognized losses from ANCIRC of approximately $1.7 million and $220,000 for the years ended December 31, 1995 and 1994, respectively.

  Combined Results for Unconsolidated Investments in Joint Ventures

     The following aggregate financial information is provided for unconsolidated investments in joint ventures accounted for using the equity method:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Net revenues.......................................  $107,365     $126,726     $121,202
                                                         ========     ========     ========
    Gross profit.......................................  $ 93,748     $109,979     $107,158
                                                         ========     ========     ========
    Net income.........................................  $ 41,099     $ 44,409     $ 43,567
                                                         ========     ========     ========

                          WATSON PHARMACEUTICALS, INC.

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Current assets...................................................  $44,078     $49,473
    Other assets.....................................................    7,127       6,516
                                                                       -------     -------
              Total assets...........................................  $51,205     $55,989
                                                                       =======     =======
    Current liabilities..............................................  $18,422     $30,201
    Other liabilities................................................       63         292
    Stockholders' equity.............................................   32,720      25,496
                                                                       -------     -------
              Total liabilities and stockholders' equity.............  $51,205     $55,989
                                                                       =======     =======

  Other Long-Term Investments

     Andrx Corporation

     Andrx develops advanced controlled-release drug delivery systems and distributes certain off-patent pharmaceutical products manufactured by others. On October 30, 1995, the Company invested an additional $15.6 million in Andrx, bringing its ownership to 19.5% of Andrx's total outstanding common shares. The Company utilizes the cost method to account for its investment in Andrx.

5. DEBT

     In 1994, the Company entered into an agreement with a bank (the "financing agreement") that provided for several financing facilities. Under the terms of a facility in this agreement, $5.0 million was borrowed in 1994. A seven-year note payable was established, with monthly payments due through September 2001.

     At December 31, 1995, the facilities available to the Company under the financing agreement are composed of (i) a $10 million revolving, unsecured working capital line of credit, (ii) a $6 million revolving, unsecured equipment loan and (iii) a $10 million non-revolving, unsecured building improvement loan. The financing agreement provides for a variable interest rate, which would initially range from the bank's prime rate (8.50% at December 31, 1995) minus one-eighth of a percent to the bank's prime rate. The Company may elect a fixed interest rate, which would be based on the bank's short-term base rate plus a maximum of one and one-eighth percent. The Company must maintain specified financial ratios and must comply with certain restrictive covenants. At December 31, 1995, the Company was in compliance with all of the ratios and covenants. The financing agreement expires on June 1, 1996. Except for the note payable outstanding at December 31, 1995, no borrowings have been made under this financing agreement.

     Long-term debt is summarized as follows:

                                                                           DECEMBER 31,
                                                                         -----------------
                                                                          1995       1994
                                                                         ------     ------
                                                                          (IN THOUSANDS)
    Note payable to bank, unsecured, at a fixed rate of 8.105%, payable in monthly installments of $78, including interest, due September
      2001.............................................................  $4,199     $4,770
    Mortgage due to bank, repaid on November 30, 1995..................                562
    Mortgage due to Pennsylvania Industrial Development Authority,
      repaid
      on November 30, 1995.............................................                367
                                                                         ------     ------
                                                                          4,199      5,699
      Less current portion.............................................    (622)      (641)
                                                                         ------     ------
              Long-term debt...........................................  $3,577     $5,058
                                                                         ======     ======

                          WATSON PHARMACEUTICALS, INC.

     At December 31, 1995, annual maturities of long-term debt consist of the following:

                      YEARS ENDING DECEMBER 31, (IN THOUSANDS)
        --------------------------------------------------------------------
        1996................................................................  $  622
        1997................................................................     673
        1998................................................................     730
        1999................................................................     791
        2000................................................................     858
        Thereafter..........................................................     525
                                                                              ------
                                                                              $4,199
                                                                              ======

6. PARTNERSHIP WITH RHONE-POULENC RORER, INC. ("RPR")

     In 1989, the Company and RPR formed a partnership (the "Partnership") to develop and market Dilacor XR(R), a pharmaceutical product used in the treatment of hypertension. Dilacor XR(R) was launched by the Partnership in 1992. At December 31, 1993, a liability was due to the Partnership of $15.2 million for the Company's share of development and operating costs. The Partnership agreement was amended in April 1993, such that after September 1, 1993 the Company earns a royalty from sales of the branded product, Dilacor XR(R). The amended agreement also provided that all royalties earned will be used first to offset the Partnership liability. The royalty rate established for this agreement was 1% in 1994, 20% in 1995 and 1996, 22% from 1997 to 2000 and 3%
thereafter. Royalties earned in excess of the Partnership liability will be remitted to the Company on a quarterly basis. In a subsequent amendment, effective January 1, 1995, it was agreed that royalty income would be determined by prescriptions written, as defined, for Dilacor XR(R).

     For the year ended December 31, 1993, the Company recognized a loss of $7.6 million from the Partnership. For the years ended December 31, 1995 and 1994, the Company earned royalties of $22.2 million and $1.2 million, respectively and recorded a royalty receivable of $8.2 million at December 31, 1995.

7. INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                            1995        1994         1993
                                                           -------     -------     --------
                                                                    (IN THOUSANDS)
    Taxes currently payable:
      Federal............................................  $ 6,623     $ 8,400     $  4,635
      State..............................................    3,336       2,372        1,010
                                                           -------     -------     --------
                                                             9,959      10,772        5,645
    Deferred provision (benefit):
      Federal............................................    7,622        (592)     (25,421)
      State..............................................      478         (11)      (4,436)
                                                           -------     -------     --------
                                                             8,100        (603)     (29,857)
    Exercise of stock options not treated as a reduction
      of income tax expense..............................    6,808         659        2,285
                                                           -------     -------     --------
                                                           $24,867     $10,828     $(21,927)
                                                           =======     =======     ========

                          WATSON PHARMACEUTICALS, INC.

     The exercise of stock options represents a tax benefit reflected as a reduction of taxes currently payable, however, it is not treated as a reduction of income tax expense for financial reporting purposes. Income taxes have been provided for the possible distribution of approximately $17.0 million of undistributed earnings related to the Company's investments in joint ventures.

     The income tax provision differs from the amount computed by applying the federal income tax rate to income as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                  --------------------------
                                                                  1995       1994       1993
                                                                  ----       ----       ----
    Expected tax at federal statutory rate......................   35%        35%        35%
    State income tax, net of federal benefit....................    5          6          6
    Research tax credits........................................   (1)        (2)        (3)
    Dividends received deduction................................   (7)       (11)       (17)
    Non-deductible merger expenses..............................    3
    Other.......................................................   (1)        (4)
    Reduction of valuation allowance related to deferred tax
      assets....................................................   --         (1)       (98)
                                                                   --        ---        ---
                                                                   34%        23%       (77)%
                                                                   ==        ===        ===

     Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Deferred tax assets and liabilities are the results of the following temporary differences:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                      1995          1994
                                                                     -------       -------
                                                                        (IN THOUSANDS)
    Benefits from net operating loss carryforwards.................  $18,122       $26,562
    Difference in accounting for inventory and receivables.........    4,019         2,045
    Benefits from tax credits and carryforward credits.............    2,965         3,023
    Difference in depreciation for book and tax purposes...........   (4,998)       (3,394)
    Difference in investment basis for book and tax................     (116)          502
    Other items....................................................    2,788         2,257
                                                                     -------       -------
              Net deferred tax assets..............................  $22,780       $30,995
                                                                     =======       =======

     The Company had net operating loss ("NOL") carryforwards at December 31, 1995 of approximately $51.0 million for federal and New York state income tax purposes. During 1995, the Company utilized NOL carryforwards of approximately $26.3 million and $9.0 million to offset federal and New York state income, respectively. The utilization of the New York NOL carryforward is generally limited to the federal NOL carryforward amount. Due to certain income tax regulations related to the Company's ownership change, the amount of the federal NOL carryforward available to offset future taxable income is subject to an annual limitation of approximately $40.0 million. The annual NOL limitation may be further limited if additional changes in ownership occur. The Company's NOL carryforwards will begin to expire in 2006. The Company has approximately $1.9 million in federal qualified research credits which expire beginning in 2001 and approximately $1.7 million in federal alternative minimum tax credits which have no expiration date. These credits are available to directly offset future federal income taxes.

                          WATSON PHARMACEUTICALS, INC.

8. STOCKHOLDERS' EQUITY

  Preferred stock

     In 1992, the Company authorized 2,500,000 shares of no par preferred stock. The Board of Directors has the authority to fix the rights, preferences, privileges and restrictions, including dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. At December 31, 1995, no preferred stock was issued.

  Warrants

     In 1987, the Company issued warrants to purchase shares of the Company's common stock at $8.48 per share. All of the warrants were exercised prior to their expiration in September 1994, which resulted in the issuance of 101,203 shares of the Company's common stock.

  Stock option plans

     The Company has adopted several stock option plans that authorize the granting of options to employees, directors and/or consultants to purchase the Company's common stock subject to certain conditions. The options are generally granted at the fair market value of the shares underlying the options at the date of the grant, become exercisable over a five year period and expire in ten years. In conjunction with the merger with Circa, certain stock option plans were assumed (the "assumed options") by the Company. The assumed options were adjusted by the exchange ratio as specified in the merger agreement. No additional options will be granted under any of the assumed options plans.

     Activity under the stock option plans during the years ended December 31, 1995, 1994 and 1993 is summarized as follows:

                                                                NUMBER        OPTION PRICE
                                                               OF SHARES        PER SHARE
                                                               ---------     ---------------
    Outstanding at December 31, 1992.........................  1,673,059     $ 0.30 - $30.52
      Granted................................................    204,547     $ 6.69 - $25.00
      Exercised..............................................   (357,976)    $ 0.30 - $11.05
      Canceled...............................................    (84,029)    $ 5.38 - $30.52
                                                               ---------     ---------------
    Outstanding at December 31, 1993.........................  1,435,601     $ 2.00 - $30.52
      Granted................................................    741,470     $12.65 - $33.00
      Exercised..............................................    (30,512)    $ 3.67 - $16.50
      Canceled...............................................   (170,441)    $ 6.69 - $30.52
                                                               ---------     ---------------
    Outstanding at December 31, 1994.........................  1,976,118     $ 2.00 - $33.00
      Granted................................................  1,572,698     $18.75 - $47.00
      Exercised..............................................   (567,107)    $ 2.00 - $49.05
      Canceled...............................................    (70,524)    $14.39 - $37.25
                                                               ---------     ---------------
    Outstanding at December 31, 1995.........................  2,911,185     $ 3.67 - $47.00
                                                               =========     ===============
    Exercisable at December 31, 1995.........................  1,115,664     $ 3.67 - $36.63
                                                               =========     ===============

     In 1991, the Company issued 330,125 non-statutory options at an exercise price of $3.67 per share. Through December 31, 1995, 103,299 of these options were exercised. The remaining 226,826 options are exercisable in 1996.

                          WATSON PHARMACEUTICALS, INC.

9. RELATED PARTIES

     The Company leases a portion of its facilities from related parties. The rent expense is charged to cost of revenues, research and development and selling, general and administrative expenses. These leases are summarized below:

     In 1985, the Company entered into leases for a manufacturing facility and leasehold improvements with a family trust in which the Chief Executive Officer and certain family members are beneficiaries for an original term of ten years, commencing January 1, 1986. The agreement for the leasehold improvements has expired and the obligation was paid in full at December 31, 1995. The lease for the manufacturing facility was extended through December 31, 2000, requires monthly payments of approximately $25,000 and includes a 5% per year escalation factor.

     In 1989, the Company assigned its purchase rights under a lease for office and manufacturing facilities to a partnership in which the Chief Executive Officer and certain family members are the general partners. The partnership purchased the facilities and assumed the lease with the Company. In April 1994, the Company acquired the manufacturing and office facilities from the family partnership for a purchase price of $3.6 million which approximated the fair market value at the time of sale.

     The Company's research and development facility in Pennsylvania is leased from a partnership in which the Chairman of the Board is a partner. The 15 year lease was entered into on March 1, 1984. Lease payments of approximately $130,000 were made to the partnership in each of the three years ended December 31, 1995. The Company has the option, at any time during the lease period, to purchase the building from the partnership for the partnership's cost ($1.2 million) plus the cost of any partnership improvements to the building. The Company guarantees the partnership's mortgage on the building.

     Rent paid to related parties is summarized as follows:

                                                            YEARS ENDED DECEMBER
                                                                    31,
                                                           ----------------------
                                                           1995     1994     1993
                                                           ----     ----     ----
                                                               (IN THOUSANDS)
    Cost of revenues.....................................  $247     $323     $548
    Research and development expenses....................   154      133      225
    Selling, general and administrative expenses.........    31       94      122
                                                           ----     ----     ----
                                                           $432     $550     $895
                                                           ====     ====     ====

10. COMMITMENTS AND CONTINGENCIES

  Facility and equipment leases

     The Company has entered into operating leases for certain of its facilities and equipment. The terms of the operating leases for the Company's facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases were approximately $631,000, $1.1 million and $1.3 million for the years ended December 31, 1995, 1994 and 1993, respectively.

                          WATSON PHARMACEUTICALS, INC.

     At December 31, 1995, future minimum lease payments under all noncancelable operating leases consist of the following:

                      YEARS ENDING DECEMBER 31, (IN THOUSANDS)
        --------------------------------------------------------------------
        1996................................................................  $  642
        1997................................................................     629
        1998................................................................     507
        1999................................................................     320
        2000................................................................     297
                                                                              ------
        Total minimum lease payments........................................  $2,395
                                                                              ======

  Employee retirement plan

     The Company maintains a 401(k) retirement plan covering substantially all employees. Monthly contributions are made by the Company based upon the employee contributions to the plan. The Company contributed approximately $190,000, $161,000 and $67,000 to the retirement plan for the years ended December 31, 1995, 1994 and 1993, respectively.

  Legal matters

     The Company is involved in various disputes and litigation matters which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely effect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's financial position or results of operations.

11. SUBSEQUENT EVENT

     In March 1996, the Company's wholly-owned subsidiary, Watson Pharmaceuticals (Asia) Ltd. ("Watson (Asia)") entered into an agreement to form two joint ventures with China-based Changzhou No. 4 Pharmaceutical Factory ("Changzhou"). The first joint venture, Changzhou Watson Pharmaceuticals Co. Ltd. ("Joint Venture A") will establish a manufacturing facility in China for the production, marketing and sales of pharmaceuticals and related products. A second joint venture will be known as Changzhou Siyao Pharmaceuticals Co. Ltd. ("Joint Venture B"). Joint Venture B will provide the raw materials to Joint Venture A. The total investment by Watson (Asia) in Joint Ventures A and B is anticipated to be approximately $9.0 million. Joint Venture A will be 87.5% owned by Watson (Asia) and 12.5% owned by Changzhou. Joint Venture B will be owned 25% by Watson (Asia) and 75% by Changzhou.

                          WATSON PHARMACEUTICALS, INC.

                 SCHEDULE II -- VALUATION & QUALIFYING ACCOUNTS

                                                 BALANCE AT      CHARGE TO                     BALANCE AT
                                                 BEGINNING       COSTS AND     DEDUCTIONS/       END OF
                                                 OF PERIOD       EXPENSES         OTHER          PERIOD
                                                ------------     ---------     -----------     ----------
YEAR END 1995:
  Allowance for doubtful accounts.............     $  903          $ 417         $               $1,320
YEAR END 1994:
  Allowance for doubtful accounts.............     $  574          $ 579         $  (250)        $  903
YEAR END 1993:
  Allowance for doubtful accounts.............     $  121          $ 453         $               $  574

                               INDEX TO EXHIBITS

                                                                                         SEQUENTIALLY
                                                                                           NUMBERED
EXHIBIT NO.                                    DESCRIPTION                                   PAGE
-----------       ---------------------------------------------------------------------- ------------
     2.1      --  Agreement and Plan of Merger among the Registrant, Gum Acquisition
                  Corp. and Circa Pharmaceuticals, Inc., filed as Exhibit 2.1 to the
                  Company's Registration Statement on Form S-4 Reg. No. 33-60211 ("33-
                  60211") and hereby incorporated by reference.
     3.1      --  Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1995 and hereby incorporated by reference.
     3.2      --  Bylaws of the Company, as amended as of July 18, 1995, filed as
                  Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1995 and hereby incorporated by reference.
     4.1      --  Amendment to loan agreement between the Company, its subsidiaries and
                  Bank of America NT & SA dated February 26, 1996.
     4.2      --  Loan Agreement between the Company, its subsidiaries and Bank of
                  America NT & SA dated August 19, 1994 filed as Exhibit 4.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1994 and hereby incorporated by reference.
    10.1      --  Lease between Westgate Associates and the Company dated October 1991 and addendums thereto, filed as Exhibit 10.5 to the Company's
                  Registration Statement on Form S-1 Reg. No. 33-46229 ("33-46229") and
                  hereby incorporated by reference.
    10.2      --  Industrial Real Estate Lease, as amended, dated August 8, 1995, between Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company,
                  filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 1995 and hereby incorporated by reference.
    10.3      --  Amended Lease Agreement between Zetachron, Incorporated and Research
                  Property Associates dated February 1, 1983, filed as Exhibit 10.7 to
                  33-46229 and hereby incorporated by reference.
    10.4      --  Grant of Option to Purchase Real Estate by and between Dr. Alec Keith,
                  Mr. Wallace C. Snipes and Zetachron, Incorporated dated July 1, 1987, filed as Exhibit 10.8 to 33-46229 and hereby incorporated by reference.
   *10.5      --  The Company's 1985 Stock Incentive Plan, filed as Exhibit 10.11 to
                  33-46229 and hereby incorporated by reference.
   *10.6      --  1991 Stock Option Plan of the Company as revised, filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.
   *10.7      --  1995 Non-Employee Directors' Stock Option Plan, as amended, filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1995 and hereby incorporated by reference.
    10.8      --  Form of the Company's Employee Invention, Confidential Information
                  Agreement, filed as Exhibit 10.22 to 33-46229 and hereby incorporated by reference.
    10.9      --  Purchase Agreement relating to the Company's purchase of 132 Business
                  Center Drive property, filed as Exhibit 10.15 to the Company's 1993
                  Annual Report on Form 10-K and hereby incorporated by reference.

                                                                                         SEQUENTIALLY
                                                                                           NUMBERED
EXHIBIT NO.                                    DESCRIPTION                                   PAGE
-----------       ---------------------------------------------------------------------- ------------
    10.10     --  Purchase and Sale Agreement between the Company, its subsidiaries and
                  AETNA Real Estate Associates dated October 18, 1994 regarding the acquisition of 311 Bonnie Circle, Corona, California, filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and hereby incorporated by reference.
   *10.11     --  Senior Executive Employment Agreement dated as of May 29, 1995 between the Company and Allen Chao, filed as Exhibit 10.1 to 33-60211 and hereby incorporated by reference.
   *10.12     --  Form of Senior Executive Employment Agreement dated as of May 29, 1995 between the Company and David C. Hsia, filed as Exhibit 10.2 to
                  33-60211 and hereby incorporated by reference.
   *10.13     --  Form of Senior Executive Employment Agreement, dated as of May 29,
                  1995 between the Company and Alec D. Keith, filed as Exhibit 10.3 to
                  33-60211 and hereby incorporated by reference.
   *10.14     --  Employment Agreement with Dr. Melvin Sharoky dated April 26, 1991 as amended January 19, 1993 and July 17, 1995, filed as Exhibit 10.3 to the Company's Quarter Report on Form 10-Q for the quarter ended June
                  30, 1995 and hereby incorporated by reference.
    11.1      --  Statement of computation of per share earnings.
    21.1      --  Subsidiaries of the Company.
    23.1      --  Consent of Price Waterhouse LLP.
    23.2      --  Consent of Deloitte & Touche LLP.
    27.1      --  Financial Data Schedule (EDGAR version only)
    99.1      --  Consolidated Financial Statements of Somerset Pharmaceuticals, Inc.
                  and Subsidiaries for the years ended December 31, 1995, 1994 and 1993.

---------------
* Compensation Plan or Agreement