Form 10-Q
period 1996-03-31
WATSON PHARMACEUTICALS INC
filed 1996-05-09
CIK 884629

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       ----------------------------------


                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



                         COMMISSION FILE NUMBER 0-20045



                          WATSON PHARMACEUTICALS, INC.
- - -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEVADA                                     95-3872914
- - -----------------------------------------               -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     311 BONNIE CIRCLE, CORONA, CA                            91720
- - ----------------------------------------                -------------------
(Address of principal executive offices)                    (Zip Code)



                                  909-270-1400
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the Registrant's only class of common stock as of March 31, 1996 was 36,607,989 shares.

                          WATSON PHARMACEUTICALS, INC.

                             INDEX TO THE FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                                  PAGE
                                                                 NUMBER
                                                                 ------
PART I   FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheets As of
              March 31, 1996 and December 31, 1995                  3

            Consolidated Statements of Income for the
              Three Months Ended March 31, 1996 and 1995            5

            Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1996 and 1995            6

            Notes to Consolidated Financial Statements              8

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                            9


PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings                                      12

   Item 6.  Exhibits and Reports on Form 8-K                       12

SIGNATURES                                                         13

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                          WATSON PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                        March 31,    December 31,
                                                          1996          1995
                                                       ---------     -----------
                                                      (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                              $105,623      $ 92,214
 Marketable securities                                    29,235        26,038
 Accounts receivable, net of allowances for
   doubtful accounts of $1,300 and $1,320                 24,508        25,081
 Royalty receivable                                        5,986         8,205
 Inventories                                              28,274        22,637
 Prepaid expenses and other current assets                 2,389         2,344
 Current deferred tax assets                              17,414        21,115
                                                        --------      --------

         Total current assets                            213,429       197,634

Property and equipment, net                               71,806        69,999
Investments in joint ventures                             49,220        49,355
Other assets                                               4,550         5,133
                                                        --------      --------

         Total assets                                   $339,005      $322,121
                                                        ========      ========





          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                            March 31,    December 31,
                                                              1996          1995
                                                            ---------    -----------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                       $ 20,569      $ 25,215
 Income taxes payable                                           3,363         2,985
 Current portion of long-term debt                                621           622
                                                             --------      --------
         Total current liabilities                             24,553        28,822

Long-term debt                                                  3,426         3,577
Other liabilities                                                 458           687
                                                             --------      --------

         Total liabilities                                     28,437        33,086
                                                             --------      --------

Commitments and contingencies

Stockholders' equity:
 Preferred stock; no par; 2,500,000 shares
   authorized; none outstanding
 Common stock; par value of $.0033; 100,000,000
   shares authorized; 36,607,989 and 36,368,725
   shares issued and outstanding                                  121           120
 Additional paid-in capital                                   151,507       146,439
 Retained earnings                                            159,696       142,711
 Unrealized holding gain (loss) on marketable securities         (151)          621
 Unearned compensation-stock awards                              (605)         (856)
                                                             --------      --------
         Total stockholders' equity                           310,568       289,035
                                                             --------      --------

         Total liabilities and stockholders' equity          $339,005      $322,121
                                                             ========      ========



          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In Thousands, Except Per Share Data)
                                  (UNAUDITED)

                                                            For the three months
                                                               ended March 31,
                                                       -----------------------------
                                                          1996              1995
                                                       ----------        -----------
Revenues:

  Product sales                                          $39,556             $28,924
  Royalty income                                           5,986               5,200
                                                         -------             -------
         Total revenues                                   45,542              34,124
                                                         -------             -------

Operating expenses:

  Cost of revenues                                        18,716              14,727
  Research and development                                 4,456               4,770
  Selling, general and administrative                      4,262               4,198
                                                         -------             -------
         Total operating expenses                         27,434              23,695
                                                         -------             -------

Operating income                                          18,108              10,429

Other income:

  Equity in earnings of joint ventures                     4,644               5,211
  Investment and other income                              1,863               1,088
                                                         -------             -------
         Total other income                                6,507               6,299
                                                         -------             -------

Income before provision for income taxes                  24,615              16,728
Provision for income taxes                                 7,630               4,338
                                                         -------             -------

Net income                                               $16,985             $12,390
                                                         =======             =======

Per share data:

Earnings per share                                       $  0.45             $  0.34
                                                         =======             =======
Weighted average number of common and
  common equivalent shares outstanding                    37,626              36,735
                                                         =======             =======





          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                  (UNAUDITED)

                                                                                 For the three months
                                                                                   ended March 31,
                                                                             --------------------------
                                                                               1996             1995
                                                                             ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                  $  16,985         $ 12,390
                                                                             ---------         --------
 Adjustments to reconcile net income to net cash provided
   by operating activities:

   Depreciation and amortization                                                 1,429            1,268
   Provision for doubtful accounts                                                 (20)              20
   Amortization of unearned compensation-stock awards                              251              397
   Amortization of deferred income                                                (229)            (229)
   Equity in earnings of joint ventures                                         (3,770)          (4,243)
   Dividends received from Somerset                                              4,500            4,500
   Decrease in deferred partnership liability                                                    (5,200)
   Tax benefit related to stock option plan                                      2,350            1,469

Changes in assets and liabilities:

   Decrease in accounts receivable                                                 593              451
   Decrease in royalty receivable                                                2,219
  (Increase) in inventories                                                     (5,637)          (1,964)
  (Increase) decrease in other current assets                                      (46)             259
   Decrease in deferred tax assets                                               3,700              666
  (Increase) decrease in other assets                                              583             (302)
   Increase (decrease) in accounts payable and
     accrued expenses                                                           (4,645)           2,287
   Increase in income taxes payable                                                377            1,828
                                                                             ---------         --------
         Total adjustments                                                       1,655            1,207
                                                                             ---------         --------
               Net cash provided by operating activities                        18,640           13,597
                                                                             ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                          (3,276)          (3,618)
   Disposal of property and equipment                                               40
   Purchases of marketable securities                                         (174,586)         (62,261)
   Proceeds from sales of marketable securities                                170,617           62,708
   Investment in other joint ventures                                             (595)
                                                                             ---------         --------
               Net cash used in investing activities                            (7,800)          (3,171)
                                                                             ---------         --------


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)


                                                                    For the three months
                                                                       ended March 31,
                                                               -----------------------------
                                                                  1996               1995
                                                               ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                      $  2,721           $ 1,826
   Principal payments on long-term debt                             (152)             (173)
                                                                --------           -------
        Net cash provided by financing activities                  2,569             1,653
                                                                --------           -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         13,409            12,079

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  92,214            71,165
                                                                --------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $105,623           $83,244
                                                                ========           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the periods for:

        Interest                                                $     84           $    96
        Income taxes                                            $    986           $    40





          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED MARCH  31, 1996 AND 1995

                                  (UNAUDITED)


NOTE A - MERGER WITH CIRCA PHARMACEUTICALS, INC. ("CIRCA")

On July 17, 1995, the stockholders of Watson Pharmaceuticals, Inc. (the "Company") and Circa approved the merger in which Circa became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, Circa stockholders received 0.86 of a share of the Company's common stock for each Circa share. Accordingly, the Company issued approximately 18.7 million shares of its common stock for all of the outstanding common shares of Circa. The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. The Company's financial statements have been retroactively restated to include the results of Circa for all periods presented.


NOTE B - GENERAL

The unaudited, consolidated financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995, as well as related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments), necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations and cash flows for the three months ended March 31, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996. The accounting policies followed during the three months ended March 31, 1996 were the same as those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                          WATSON PHARMACEUTICALS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory note: The following discussion gives effect to the merger between the Company and Circa as more fully described in Note A to the Notes to Consolidated Financial Statements.

The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the impact of competitive products and pricing; the timely development, FDA approval and market acceptance of the Company's products, the products producing royalties for the Company and the products being developed and marketed by the Company's joint ventures; and other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings.


RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 1996 were $45.5 million compared to $34.1 million for the three months ended March 31, 1995, an increase of $11.4 million or 33.5%. The product sales component of revenues increased $10.6 million or 36.8% in the first quarter of 1996 as compared to the first quarter of 1995. The royalty income component of revenues increased $0.8 million or 15.1% when compared to the three months ended March 31, 1995. The increase in product sales was due to a combination of increased sales of the Company's core products (defined as those products available in the marketplace for greater than one year) and the successful introduction of five new products (defined as those products introduced into the marketplace within the last twelve months), subsequent to March 31, 1995. Net sales of new products for the three months ended March 31, 1996 amounted to $9.7 million or 24.5% of total product sales. The increase in royalty income was due to increased prescriptions written for Dilacor XR(R) during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The level of product sales and royalty income during the first quarter may not be indicative of future sales and royalties during the remainder of 1996.

Cost of revenues increased $4.0 million to $18.7 million for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. This increase was attributable to the increased product sales in the first quarter of 1996. Gross profit margins increased to 52.7% in the three months ended March 31, 1996 from 49.1% in the three months ended March 31, 1995. This increase was due primarily to the higher than average gross profit margins earned on certain new products sold during the first quarter of 1996.

                          WATSON PHARMACEUTICALS, INC.

Research and development expenses decreased by $0.3 million or 6.6% to $4.5 million for the first quarter of 1996. The Company continues to integrate the product research and development activities of Circa and Watson following the July 1995 merger. The level of research and development expenses incurred during the first quarter may not be indicative of future research and development expenses during the remainder of 1996.

Selling, general and administrative expenses increased by 1.5% to $4.3 million when compared to the first quarter of 1995, but decreased as a percentage of revenues from 12.3% to 9.4%. Although selling, general and administrative spending has increased in support of the Company's growth, the growth of revenues has outpaced the growth of these expenses.

The Company's equity in earnings from joint ventures was generated primarily from its 50% ownership of Somerset Pharmaceuticals, Inc. Total earnings from joint ventures decreased by $0.6 million or 10.9% to $4.6 million, as compared to the first quarter of 1995. This decrease was due in part to Somerset's increased research and development expenses. In addition, the Company's increased ownership percentage of ANCIRC (as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995), and ANCIRC's increased research and development activities have contributed to lower joint venture earnings in the first quarter of 1996. ANCIRC, which conducts research in the area of controlled-release technology, is a joint venture 50% owned by the Company and 50% owned by Andrx Corporation. Prior to the October 1995 amendment of its joint venture agreement with Andrx, the Company owned 40% of ANCIRC. Management anticipates the earnings from joint ventures for the balance of 1996 will be consistent, on a quarterly basis, with the earnings from joint ventures in the first quarter of 1996 and slightly lower than joint venture earnings achieved during 1995.

Investment and other income increased by $0.8 million during the first quarter of 1996. This increase was primarily due to rising interest rates and a larger base of invested cash during the three months ended March 31, 1996.

The provision for income taxes increased by $3.3 million in 1996, as compared to 1995. The Company's effective income tax rate increased from 25.9% in 1995 to 31.0% in 1996, due primarily to reduced federal and state income tax credits available in 1996.

Net income increased by $4.6 million or 37.1% in the first quarter of 1996 as compared to 1995. This increase was due primarily to the increased revenues and gross profit margins the Company experienced in the three months ended March 31, 1996. Earnings per share increased from $0.34 to $0.45 in the first quarter of 1996 as compared to 1995, on an increase of approximately 0.9 million weighted average common and common equivalent shares outstanding.

                          WATSON PHARMACEUTICALS, INC.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, the Company's cash and marketable securities increased by $16.6 million to $134.9 million. Cash flows from operations provided the majority of this increase, supplemented by proceeds from the exercise of stock options, offset by purchases of property and equipment and net purchases of marketable securities.

Working capital increased from $168.8 million at December 31, 1995 to $188.9 million at March 31, 1996. The largest components of this increase were the increase in inventories ($5.6 million), the decrease in accounts payable and accrued expenses ($4.6 million), the decrease in deferred tax assets ($3.7 million) and the increase in cash and cash equivalents ($13.4 million). The Company believes that current cash resources, future operating cash flows and funds available under a bank credit agreement will be sufficient to fund its current and anticipated working capital needs.

The Company regularly reviews potential opportunities to acquire or invest in technologies, products or product rights. The Company also regularly reviews potential acquisitions, investments or combinations involving businesses compatible with its existing business. The Company could use sources other than cash, such as the issuance of debt or equity securities, to finance any such acquisition or investment. If such an acquisition or investment was completed, the Company's operating results and financial condition could change materially in future periods.

                          WATSON PHARMACEUTICALS, INC.

                                    PART II

                               OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in various disputes and litigation matters which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely effect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's financial position or results of operations. There have been no material developments in any legal matter since the filing of the Company's 1995 Annual Report on Form 10-K, except as noted below.

         In October 1995, a putative class action complaint captioned Jimmy Jackson v. Circa Pharmaceuticals, Inc., et al., was filed against Circa, Lawrence Raisfeld and Robert Shulman, former presidents of Circa, and Roger Jordan, president of Vitarine Pharmaceuticals, in the Circuit Court of Tallapoosa County, Alabama. See the discussion under Legal Proceedings - Pending Litigation in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. On April 26, 1996, the Circuit Court issued an order dismissing the action as to Messrs. Raisfeld, Shulman and Jordan, but certifying the action as a class action with regard to Circa. Circa intends to appeal the Circuit Court's decision to the Supreme Court of Alabama, and to otherwise vigorously defend this action.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

                27.1   Financial Data Schedule (EDGAR version only)

          (b) Reports on Form 8-K:

                None.

                          WATSON PHARMACEUTICALS, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WATSON PHARMACEUTICALS, INC.
                                       (Registrant)



                                By:         /s/ ALLEN CHAO, PH.D.
                                   -----------------------------------------
                                              Allen Chao, Ph.D.
                                    Chief Executive Officer and Director
                                  (Principal Executive and Financial Officer)



                                By:           /s/ CHATO ABAD
                                   -----------------------------------------
                                                  Chato Abad
                                     Vice President - Corporate Controller
                                        (Principal Accounting Officer)





Dated:  May 9, 1996