Form 10-Q
period 1996-06-30
WATSON PHARMACEUTICALS INC
filed 1996-08-13
CIK 884629

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        _______________________________

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                         COMMISSION FILE NUMBER 0-20045

                          WATSON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

              NEVADA                                    95-3872914
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)


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

                           YES    X       NO  _______

The number of shares outstanding of the Registrant's only class of common stock as of August 1, 1996 was 36,771,139 shares.

                          WATSON PHARMACEUTICALS, INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


 PART I     FINANCIAL INFORMATION                                               PAGE NUMBER
Item 1.      Consolidated Financial Statements

             Consolidated Balance Sheets
               as of June 30, 1996 and
               December 31, 1995                                                     3

             Consolidated Statements of
               Income for Three and Six
               Months Ended June 30, 1996
               and 1995                                                              5

             Consolidated Statements of Cash
               Flows for the Six Months Ended
               June 30, 1996 and 1995                                                6

             Notes to Consolidated Financial Statements                              8


Item 2.      Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                             9

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                       13

Item 4.      Submission of Matters to a Vote
             of Security Holders                                                     13

Item 5.      Other Information                                                       14

Item 6.      Exhibits and Reports on Form 8-K                                        14

 SIGNATURES                                                                          15

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                          WATSON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                       June 30,             December 31,
                                                         1996                  1995
                                                   -----------------        ------------
                                                      (unaudited)
ASSETS

Current  assets:
  Cash and cash equivalents                                $119,346             $92,214
  Marketable securities                                      33,952              26,038
  Accounts receivable, net of allowances for
     doubtful accounts of $1,375 and $1,320                  24,168              25,081
  Royalty receivable                                          6,125               8,205
  Inventories:
     Raw materials                                           12,579              11,483
     Work-in-process                                          4,368               5,112
     Finished goods                                          10,014               6,042
  Prepaid expenses and other current assets                   3,565               2,344
  Current deferred tax assets                                13,364              21,115
                                                           --------            --------

             Total current assets                           227,481             197,634

Property and equipment, net                                  73,147              69,999
Investments in joint ventures and
  other long-term investments                                62,756              49,355
Other assets                                                  4,970               5,133
                                                           --------            --------

             Total assets                                  $368,354            $322,121
                                                           ========            ========





          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                               June 30,            December 31,
                                                                 1996                  1995
                                                             --------------        ------------
                                                              (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $ 19,683            $ 25,215
  Income taxes payable                                               3,560               2,985
  Current portion of long-term debt                                    621                 622
                                                                  --------            --------

          Total current liabilities                                 23,864              28,822

Long-term debt                                                       3,273               3,577
Other liabilities                                                      228                 687
                                                                  --------            --------

          Total liabilities                                         27,365              33,086
                                                                  --------            --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; no par; 2,500,000 shares
    authorized; none outstanding
  Common stock; par value of $.0033; 500,000,000
    shares authorized; 36,699,609 and 36,368,725
    shares issued and outstanding                                      121                 120
  Additional paid-in capital                                       153,916             146,439
  Retained earnings                                                177,662             142,711
  Unrealized holding gain on marketable securities                   9,645                 621
  Unearned compensation-stock awards                                  (355)               (856)
                                                                  --------            --------
          Total stockholders' equity                               340,989             289,035
                                                                  --------            --------

          Total liabilities and stockholders' equity              $368,354            $322,121
                                                                  ========            ========




          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (UNAUDITED)




                                       For the six months ended      For the three months ende
                                               June 30,                      June 30,
                                           1996         1995             1996          1995
                                       -----------  -----------      -----------   -----------
Revenues:
 Product sales                            $80,546      $60,625          $40,990       $31,700
 Royalty income                            12,602       10,493            6,616         5,293
                                          --------     --------         --------      --------
     Total revenues                        93,148       71,118           47,606        36,993
                                          --------     --------         --------      --------

Operating expenses:
 Cost of revenues                          37,649       30,174           18,933        15,447
 Research and development                   8,458        9,690            4,002         4,920
 Selling, general and
   administrative                           8,891        8,511            4,629         4,313
                                          --------     --------         --------      --------
     Total operating expenses              54,998       48,375           27,564        24,680
                                          --------     --------         --------      --------

Operating income                           38,150       22,743           20,042        12,313

Other income:
 Equity in earnings of joint ventures       9,353       10,204            4,709         4,993
 Investment and other income                3,568        2,560            1,705         1,473
                                          --------     --------         --------      --------
     Total other income                    12,921       12,764            6,414         6,466
                                          --------     --------         --------      --------

Income before provision
 for income taxes                          51,071       35,507           26,456        18,779
Provision for income taxes                 16,120        9,803            8,490         5,465
                                          --------     --------         --------      --------

Net income                                $34,951      $25,704          $17,966       $13,314
                                          =======      =======          =======       =======
Per share data:
 Earnings per share                         $0.93        $0.70            $0.48         $0.36
                                          =======      =======          =======       =======
 Weighted average number of
     common and common
     equivalent shares outstanding         37,648       36,846           37,670        36,929
                                          =======      =======          =======       =======





          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)


                                                                   For the six months ended
                                                                           June 30,
                                                                       1996               1995
                                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 34,951           $ 25,704
                                                                   ---------          ---------
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                       2,966              2,477
  Provision for doubtful accounts                                        55                 92
  Amortization of unearned compensation-stock awards                    501                793
  Amortization of deferred income                                      (458)              (458)
  Equity in earnings of joint ventures                               (7,497)            (8,432)
  Dividends received from Somerset                                    6,500              9,000
  Decrease in deferred partnership liability                                           (10,493)
  Tax benefit related to stock option plan                            3,428              1,760
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable                             859             (2,020)
  Decrease in royalty receivable                                      2,080
 (Increase) in inventories                                           (4,325)            (3,332)
 (Increase) decrease in other current assets                         (1,222)               418
  Decrease in deferred tax assets                                     7,750              2,668
 (Increase) decrease in other assets                                    163             (5,304)
  Increase (decrease) in accounts payable and
    accrued expenses                                                 (5,531)             4,367
  Increase in income taxes payable                                      575                263
                                                                   ---------          ---------
       Total adjustments                                              5,844             (8,201)
                                                                   ---------          ---------
           Net cash provided by operating
              activities                                             40,795             17,503
                                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (6,159)           (10,536)
  Disposal of property and equipment                                     46
  Purchase of marketable securities                                (358,550)          (113,359)
  Proceeds from sale of marketable securities                       349,714            117,118
  Investments in joint ventures                                      (2,460)
                                                                   ---------          ---------
           Net cash used in investing
              activities                                            (17,409)            (6,777)
                                                                   ---------          ---------





          See accompanying Notes to Consolidated Financial Statements.

                         WATSON  PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)


                                                       For the six months ended
                                                                 June 30,
                                                             1996            1995
                                                         ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                  4,051           2,376
   Principal payments on long-term debt                      (305)           (352)
                                                         ---------        --------
         Net cash provided by
           financing activities                             3,746           2,024
                                                         ---------        --------


NET INCREASE IN CASH AND CASH EQUIVALENTS                  27,132          12,750

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                               92,214          71,165
                                                         ---------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $119,346         $83,915
                                                         ========         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the periods for:
         Interest                                            $165            $189
         Income taxes                                      $4,301          $4,290





          See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

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

NOTE B - GENERAL

The unaudited, consolidated financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995, as well as related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments), necessary to present fairly the Company's financial position as of June 30, 1996, and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. The results of operations and cash flows for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996. The accounting policies followed during the three and six months ended June 30, 1996 were the same as those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE C - INVESTMENT IN ANDRX CORPORATION ("ANDRX")

The Company owns 2,091,790 shares of the outstanding common stock of Andrx and holds warrants to purchase an additional 337,079 shares of Andrx common stock. Andrx completed its initial public offering in June 1996. Pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the Company considers its investment in Andrx as an "available-for-sale" security and has recorded an unrealized holding gain of $9.9 million to adjust the cost of this investment to its fair value at June 30, 1996.

                         WATSON  PHARMACEUTICALS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory note: The following discussion gives effect to the merger between the Company and Circa as more fully described in Note A of the Notes to Consolidated Financial Statements.

The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the timely development, FDA approval and market acceptance of the Company's products, the products producing royalties for the Company and the products being developed and marketed by the Company's joint ventures; and other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings. In addition, the U.S. generic drug industry is highly competitive, with pricing determined by many factors, including the number and timing of product introductions. Although the price of a generic product generally declines over time as competitors introduce additional versions of the product, the actual degree and timing of price competition is not predictable.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues for the three months ended June 30, 1996 were $47.6 million compared to $37.0 million for the three months ended June 30, 1995, an increase of $10.6 million or 28.7%. The product sales component of revenues increased $9.3 million or 29.3% in the second quarter of 1996 as compared to the second quarter of 1995. The royalty income component of revenues increased $1.3 million or 25.0% when compared to the three months ended June 30, 1995. The increase in product sales was due to a combination of increased sales of the Company's core products (defined as those products available in the marketplace for greater than one year) and the successful introduction of seven new products (defined as those products introduced into the marketplace within the last twelve months), subsequent to June 30, 1995. Net sales of new products for the three months ended June 30, 1996 amounted to $12.0 million or 29.3% of total product sales for that period. The increase in royalty income was due to increased prescriptions written for Dilacor XR(R) during the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. The level of product sales and royalty income during the second quarter may not be indicative of future sales and royalties during the remainder of 1996.

Cost of revenues increased $3.5 million to $18.9 million for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Gross profit margins increased to 53.8% in the three months ended June 30, 1996 from 51.3% in the three months ended June 30, 1995. These increases were due primarily to the increase in sales and to the higher than average gross profit margins earned on certain new products sold during the second quarter of 1996.

Research and development expenses decreased by $0.9 million or 18.7% to $4.0 million for the second quarter of 1996. The Company continues to integrate the product research and development activities of Circa and Watson following the July 1995 merger. The level of research

                         WATSON  PHARMACEUTICALS, INC.


and development expenses incurred during the second quarter may not be indicative of future research and development expenses during the remainder of 1996. Selling, general and administrative expenses increased by 7.3% to $4.6 million when compared to the second quarter of 1995, but decreased as a percentage of revenues from 11.7% to 9.7%. Although selling, general and administrative spending has increased in support of the Company's growth, the growth of revenues has outpaced the growth of these expenses.

The Company's equity in earnings from joint ventures was generated primarily from its 50% ownership of Somerset Pharmaceuticals, Inc. ("Somerset"). Total earnings from joint ventures decreased by $0.3 million or 5.7% to $4.7 million, as compared to the second quarter of 1995. This decrease was due in part to increased research and development expenses at both Somerset and ANCIRC, a 50/50 joint venture between the Company and Andrx Corporation ("Andrx"). Prior to an October 1995 amendment of its joint venture agreement with Andrx, the Company owned 40% of ANCIRC.

Management anticipates the earnings from joint ventures for the balance of 1996 will be lower than joint venture earnings in the first half of 1996 and also lower than joint venture earnings achieved in 1995. The Company's joint venture earnings are generated primarily from Somerset's sales of the product Eldepryl(R). On August 2, 1996 a competitor received FDA approval to market a tablet form of the product which will compete with Somerset's capsule form of Eldepryl(R). The precise effect of the expected competition on Somerset's 1996 net income, and the Company's 1996 joint venture earnings, cannot be determined at this time.

Investment and other income increased by $0.2 million during the second quarter of 1996. This increase was primarily due to rising interest rates and a larger base of invested cash during the three months ended June 30, 1996.

The provision for income taxes increased by $3.0 million in 1996, as compared to 1995. The Company's effective income tax rate increased from 29.1% in 1995 to 32.1% in 1996, due primarily to reduced federal and state income tax credits available in 1996.

Net income increased by $4.6 million or 34.9% in the second quarter of 1996 as compared to 1995. This increase was due primarily to the increased revenues and gross profit margins the Company experienced in the three months ended June 30, 1996. Earnings per share increased from $0.36 to $0.48 in the second quarter of 1996 as compared to 1995, on an increase of approximately 0.7 million weighted average common and common equivalent shares outstanding.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Revenues for the six months ended June 30, 1996 were $93.1 million compared to $71.1 million for the six months ended June 30, 1995, an increase of $22.0 million or 31.0%. The product sales component of revenues increased $19.9 million or 32.9% in the first half of 1996 as compared to the first half of 1995. The royalty income component of revenues increased $2.1 million or 20.1% when compared to the six months ended June 30, 1995. The increase in

                          WATSON PHARMACEUTICALS, INC.

product sales was due to a combination of increased sales of the Company's core products and the successful introduction of seven new products subsequent to June 30, 1995. Net sales of new products for the six months ended June 30, 1996 amounted to $21.7 million or 27.0% of total product sales for that period. The increase in royalty income was due to increased prescriptions written for Dilacor XR(R) during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. The level of product sales and royalty income during the first six months may not be indicative of future sales and royalties during the remainder of 1996.

Cost of revenues increased $7.5 million to $37.6 million for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Gross profit margins increased to 53.3% in the six months ended June 30, 1996 from 50.2% in the six months ended June 30, 1995. These increases were due primarily to the increase in sales and to the higher than average gross profit margins earned on certain new products sold during the first half of 1996.

Research and development expenses decreased by $1.2 million or 12.7% to $8.5 million for the first half of 1996. The Company continues to integrate the product research and development activities of Circa and Watson following the July 1995 merger. The level of research and development expenses incurred during the first six months may not be indicative of future research and development expenses during the remainder of 1996.

Selling, general and administrative expenses increased by 4.5% to $8.9 million when compared to the first half of 1995, but decreased as a percentage of revenues from 12.0% to 9.5%. Although selling, general and administrative spending has increased in support of the Company's growth, the growth of revenues has outpaced the growth of these expenses.

The Company's equity in earnings from joint ventures was generated primarily from its 50% ownership of Somerset Pharmaceuticals, Inc. Total earnings from joint ventures decreased by $0.9 million or 8.3% to $9.4 million, as compared to the first half of 1995. This decrease was due in part to increased research
and development expenses at both Somerset and ANCIRC.   As previously discussed
in this Form 10-Q, management anticipates the earnings from joint ventures for the balance of 1996 will be lower than the earnings from joint ventures in the first half of 1996 and lower than joint venture earnings achieved in 1995.

Investment and other income increased by $1.0 million during the first half of 1996. This increase was primarily due to rising interest rates and a larger base of invested cash during the six months ended June 30, 1996.

The provision for income taxes increased by $6.3 million in 1996, as compared to 1995. The Company's effective income tax rate increased from 27.6% in 1995 to 31.6% in 1996, due primarily to reduced federal and state income tax credits available in 1996.

Net income increased by $9.2 million or 36.0% in the first half of 1996 as compared to 1995. This increase was due primarily to the increased revenues and gross profit margins the Company

                          WATSON PHARMACEUTICALS, INC.


experienced in the six months ended June 30, 1996. Earnings per share increased from $0.70 to $0.93 in the first half of 1996 as compared to 1995, on an increase of approximately 0.8 million weighted average common and common equivalent shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, the Company's cash and marketable securities increased by $35.0 million to $153.3 million. Cash flows from operations provided the majority of this increase, supplemented by proceeds from the exercise of stock options, offset by purchases of property and equipment and net purchases of marketable securities.

Working capital increased by $34.8 million, from $168.8 million at December 31, 1995 to $203.6 million at June 30, 1996. The increase in working capital can be attributed to the increase in cash and marketable securities ($35.0 million), the decrease in accounts payable and accrued expenses ($5.5 million), the increase in inventories ($4.3 million), offset by the decrease in deferred tax assets ($7.8 million) and the decrease in trade and royalty receivables ($2.9 million). The Company believes that current cash resources, future operating cash flows and funds available under a bank credit agreement will be sufficient to fund its current and anticipated working capital needs.

The Company regularly reviews potential opportunities to acquire or invest in technologies, products or product rights. The Company also regularly reviews potential acquisitions, investments or combinations involving businesses compatible with its existing businesses and corporate objectives. The Company could use sources other than cash, such as the issuance of debt or equity securities, to finance any such acquisition or investment. If such an acquisition or investment was completed, the Company's operating results and financial condition could change materially in future periods.

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

         In October 1995, a putative class action complaint captioned Jimmy Jackson v. Circa Pharmaceuticals, Inc., et al., was filed against Circa, Lawrence Raisfeld and Robert Shulman, former presidents of Circa, and Roger Jordan, president of Vitarine Pharmaceuticals, in the Circuit Court of Tallapoosa County, Alabama. See the discussion under Legal Proceedings - Pending Litigation in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. On April 26, 1996, the Circuit Court issued an order dismissing the action as to Messrs. Raisfeld, Shulman and Jordan, but certifying the action as a class action with regard to Circa. On July 2, 1996 the Supreme Court of Alabama declined to exercise its mandamus jurisdiction with respect to the Circuit Court's decision. The Company intends to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the registrant's annual meeting of stockholders held on May 10, 1996, several proposals were set before the stockholders for their vote.

PROPOSAL ONE: Election of two directors to hold office until the 1999 Annual Meeting

                 Director - Class I                                      VOTE FOR                              VOTE WITHHELD
                 ------------------                                      --------                              -------------
                 Michael Fedida                                        31,770,567                                 571,329

                 Albert F. Hummel                                      30,299,113                                2,042,783



PROPOSAL  TWO:   To amend the Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to
                 500,000,000


                              For:                                              19,372,801
                              Against:                                          12,833,174
                              Abstain:                                              48,421
                              Broker Non-Votes:                                     87,500

                         WATSON  PHARMACEUTICALS, INC.

PROPOSAL THREE:  To amend the 1991 Stock Option Plan to increase by 1,000,000 the number of shares authorized for issuance

                              For:                                              31,317,979
                              Against:                                             855,550
                              Abstain:                                              80,867
                              Broker Non-Votes:                                     87,500



PROPOSAL FOUR:   Ratification of the selection of Price Waterhouse LLP as
                 independent public accountants for the Company for the current year

                              For:                                              32,281,099
                              Against:                                              32,331
                              Abstain:                                              28,466
                              Broker Non-Votes:                                       None


ITEM 5. OTHER INFORMATION

On May 10, 1996 Dr. Alec D. Keith retired as Chairman of the Board of Watson Pharmaceuticals, Inc. Dr. Keith will remain a member of the Board of Directors and will provide research and development - related consulting services to the Company.

Dr. Allen Chao, a co-founder of the Company and a director since inception, succeeded Dr. Keith as Chairman. Dr. Chao will continue to serve in his current role as Chief Executive Officer of Watson Pharmaceuticals, Inc.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:
                 3.1(a)    Amendment to Articles of Incorporation
                 10.6(a)   Amendment to the 1991 Stock Option Plan
                 27.1      Financial Data Schedule (EDGAR version only)

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



                                       WATSON PHARMACEUTICALS, INC.
                                              (Registrant)


                              By:   /s/ ALLEN CHAO, PH.D
                                 -------------------------------------
                                           Allen Chao, Ph.D.
                                 Chairman and Chief Executive Officer
                              (Principal Executive and Financial Officer)


                              By:  /s/ CHATO ABAD
                                 --------------------------------------
                                             Chato Abad
                                 Vice President - Corporate Controller
                                     (Principal Accounting Officer)





Dated: August 9, 1996