Form 10-K/A
period 1995-12-31
WATSON PHARMACEUTICALS INC
filed 1997-01-13
CIK 884629

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                   FORM 10-K/A
                                AMENDMENT NO. 1


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                    SELECTED CONSOLIDATED FINANCIAL DATA(1)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1995       1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Product sales.............................  $130,688   $ 93,649   $ 70,838   $ 34,773   $ 30,802
  Royalty income............................    22,247      1,209
                                              --------   --------   --------   --------   --------
     Total revenues.........................   152,935     94,858     70,838     34,773     30,802
                                              --------   --------   --------   --------   --------
  Cost of revenues..........................    64,996     48,972     39,207     23,291     21,506
  Research and development..................    18,573     18,980     15,085      8,217      9,556
  Selling, general and administrative.......    17,030     13,342     15,682     14,944     17,206
  Merger expenses(3)........................    13,939
                                              --------   --------   --------   --------   --------
     Total operating expenses...............   114,538     81,294     69,974     46,452     48,268
                                              --------   --------   --------   --------   --------
     Operating income (loss)................    38,397     13,564        864    (11,679)   (17,466)
                                              --------   --------   --------   --------   --------
  Equity in earnings of joint ventures......    22,766     24,968     24,688     20,712     18,392
  Investment and other income(2)............    11,594      6,542     16,879      2,871      9,657
  Gain from (provision for) legal
     settlements(4).........................                2,299     (6,297)              (73,383)
  Partnership loss(5).......................                          (7,644)   (15,598)
                                              --------   --------   --------   --------   --------
                                                34,360     33,809     27,626      7,985    (45,334)
                                              --------   --------   --------   --------   --------
     Income (loss) before provision
       (benefit) for income taxes...........    72,757     47,373     28,490     (3,694)   (62,800)
  Provision (benefit) for income taxes......    24,867     10,828    (21,927)     2,396     (7,596)
                                              --------   --------   --------   --------   --------
     Net income (loss)......................  $ 47,890   $ 36,545   $ 50,417   $ (6,090)  $(55,204)
                                              ========   ========   ========   ========   ========
PER SHARE DATA:
  Earnings per common and common equivalent
     share(6)...............................  $   1.29   $   1.00   $   1.42   $  (0.18)  $  (1.72)
                                              ========   ========   ========   ========   ========
Weighted average number of common and common
  equivalent shares outstanding(6)..........    37,143     36,515     35,504     32,938     32,036
                                              ========   ========   ========   ========   ========


                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1995       1994       1993       1992       1991
                                              --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Current assets..............................  $197,634   $172,912   $155,025   $ 57,118   $ 40,987
Working capital.............................   168,812    154,661    131,943     31,534     23,618
Total assets................................   322,121    262,316    235,672    130,516    122,238
Long-term debt and capitalized lease
  obligations...............................     3,577      5,058      2,143      3,991      2,736
Deferred partnership liability..............               14,033     15,242      7,598
Total stockholders' equity..................   289,035    223,370    185,081     77,872     81,426

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



     In 1995, sales of off-patent products accounted for approximately 85.5% of total revenues; royalty income accounted for 14.5% of total revenues. In 1994, off-patent product sales accounted for approximately 99% of total revenues; royalty income accounted for the remaining 1%. In 1993, product sales of off-patent medications accounted for approximately 100% of total revenues. The significant change in the revenue mix from 1994 to 1995 was largely due to an increase in the contractual royalty rate from 1% in 1994 to 20% in 1995 earned by the Company on sales of Dilacor XR(R) by Rhone-Poulene Rorer, Inc. ("RPR"). Dilacor XR(R) lost patent exclusivity in May 1995. As a result, royalty income may decline as competitive generic versions of this drug enter the market place.




     In 1991, the Company expanded its work on the development of advanced drug delivery systems with the acquisition of Zetachron, Inc., a research and development organization. In 1995, the Company merged Zetachron into its wholly-owned subsidiary, Watson Laboratories. Research in the advanced drug delivery area continues, although these activities have not generated significant revenues for the Company to date. The drug delivery systems under development employ various routes of administration, including oral and vaginal. These systems potentially could control and improve the absorption of selected drugs in the blood stream, improve dose reliability, reduce side effects and increase patient convenience and compliance. Management believes that a significant market exists for drug delivery systems that will enhance and simplify the therapeutic benefits to the patient. Novel drug delivery systems have proven they can provide the cost-effectiveness and improved therapeutic profiles that translate into added-value for today's patient. Moreover, many of these systems offer the clear differentiation and extended patent protection needed to shield existing products from generic competition.



     In July 1995, the Company strengthened and diversified its revenue base through a merger with Circa Pharmaceuticals, Inc. ("Circa"). The merger, accounted for as a pooling-of-interests, enhanced the Company's manufacturing capabilities and increased its product development program, particularly in the area of proprietary products. Prior to Watson's merger with Circa, in February 1990, as a result of an investigation by the United States Food and Drug Administration ("FDA"), Circa ceased manufacturing and marketing all pharmaceutical products. This investigation was a result of Circa's non-compliance with certain FDA rules and regulations. Circa was restricted by the FDA from obtaining scientific review of its applications. In April 1993, following the completion of a comprehensive three-year rehabilitation program, the FDA notified Circa that all regulatory restrictions were lifted and that it was in compliance with "current Good Manufacturing Practices". As a result, Circa began operating under the standard framework of the FDA. In November 1994, Circa received its first product approval from the FDA since 1989. Such events were significant, and if they were to recur, would have a material adverse effect on the Company's financial position and results of operations. The Company strictly adheres to FDA requirements, as well as requirements of all other applicable government agencies. Accordingly, management has no reason to believe that similar events will occur in the future.



     The Company owns a 50% equity interest in Somerset Pharmaceuticals, Inc. ("Somerset"), which exclusively markets Eldepryl(R) for the treatment of Parkinson's disease. The Company recorded equity in earnings of this joint venture of $24.8 million in 1995. Exclusivity expires for Eldepryl(R) in June 1996. The Company's earnings from Somerset in 1997 may decrease by as much as approximately 30% to 50% due to decreased sales of Eldepryl(R) and increased research and development expenditures in support of the Phase III clinical trials on a transdermal Eldepryl(R) patch.



     In 1989, Circa and RPR were partners in the development of Dilacor XR(R). In connection with the Dilacor XR(R) product the Company incurred a liability to the partnership reflecting the Company's share of development and operating costs. At December 31, 1993, the liability to the partnership was $15.2 million. The partnership agreement was amended in April 1993, so that after September 1993 the Company earns a royalty from RPR's sales of Dilacor XR(R). The amended partnership agreement also provides that all royalties earned will be used first to offset the partnership liability. As royalties were earned in 1994 and 1995, the partnership liability was reduced per the terms of this agreement. The royalty revenues have been recorded gross of the partnership liability.



     Dilacor XR(R) is used for the treatment of hypertension and angina. Royalty income is determined based upon the market demand for the product, as evidenced by prescriptions written, as defined. Revenues under this royalty agreement were $22.2 million in 1995 and $1.2 million in 1994. As contractually specified, the royalty percentage earned by Watson in 1994 on RPR's sales of Dilacor XR(R) was 1%, whereas in 1995 it was 20%. Dilacor XR(R) lost exclusivity in May 1995. The loss of exclusivity for Dilacor XR(R) did not have a significant impact on 1995 and 1996 sales of Dilacor XR(R). However, if competitors introduce generic versions of this drug, sales of Dilacor XR(R) are likely to decrease, resulting in a corresponding decrease in the Company's royalty income. However, it is the Company's intent to launch a generic Dilacor XR(R) as competition intensifies. The future generic Dilacor XR(R) profit split is expected to be shared equally by both Watson and RPR. Actual revenues, costs and profits, however, from any future collaboration, if any, cannot be determined at this time.

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


                                                        YEARS ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                            1995                  1994                   1993
                                     ------------------     -----------------     ------------------
                                        $           %          $          %          $           %
                                     --------     -----     -------     -----     --------     -----
Revenues:
  Product sales....................  $130,688      85.5%    $93,649      98.7%    $ 70,838     100.0%
  Royalty income...................    22,247      14.5       1,209       1.3
                                     --------     -----     -------     -----      -------     -----
                                      152,935     100.0      94,858     100.0       70,838     100.0
                                     --------     -----     -------     -----      -------     -----
Operating expenses:
  Cost of revenues.................    64,996      42.6      48,972      51.6       39,207      55.4
  Research & development...........    18,573      12.1      18,980      20.0       15,085      21.3
  Selling, general &
     administrative................    17,030      11.1      13,342      14.1       15,682      22.1
  Merger expenses..................    13,939       9.1
                                     --------     -----     -------     -----      -------     -----
                                      114,538      74.9      81,294      85.7       69,974      98.8
                                     --------     -----     -------     -----      -------     -----
     Operating income..............    38,397      25.1      13,564      14.3          864       1.2
Other income:
  Equity in earnings from joint
     ventures......................    22,766      14.9      24,968      26.3       24,688      34.9
  Investment and other income,
     net...........................    11,594       7.6       8,841       9.3        2,938       4.1
                                     --------     -----     -------     -----      -------     -----
                                       34,360      22.5      33,809      35.6       27,626      39.0
                                     --------     -----     -------     -----      -------     -----
  Income before provision (benefit)
     for income taxes..............    72,757      47.6      47,373      49.9       28,490      40.2
Provision (benefit) for income
  taxes............................    24,867      16.3      10,828      11.4      (21,927)    (31.0)
                                     --------     -----     -------     -----      -------     -----
          Net income...............  $ 47,890      31.3%    $36,545      38.5%    $ 50,417      71.2%
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


     Equity in earnings from joint ventures in 1994 increased slightly to $25.0 million from $24.7 million due primarily to earnings from Somerset. In 1993, the Company recognized a loss from its partnership with RPR of $7.6 million. In September 1993, the partnership agreement was amended to provide that the Company would no longer share in profits and losses of the partnership and, instead, earns royalties from the sales of Dilacor XR(R). The royalty rate established in the amendment was 1% in 1994, 20% in 1995 and 1996, 22% from 1997 to 2000 and 3% thereafter. Royalties earned during 1994 were used to offset the partnership liability, which was $14.0 million and $15.2 million at December 31, 1994 and 1993, respectively. Royalties earned in excess of this liability will be remitted to the Company.


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

     The Company has experienced a significant increase in accounts receivable balances over the last three years. This growth has been caused primarily by increased product sales by the Company. The Company performs ongoing credit evaluations of its customers and maintains reserves for potentially uncollectible accounts. Actual losses have been within management's expectations.


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

     Primarily as a result of funds from the 1993 public offerings and continued cash flows from operations, the Company has cash and marketable securities of $118.3 million at December 31, 1995. The Company anticipates that its current cash balances and marketable securities together with: (a) net cash provided by operating activities; and (b) amounts available under its bank financing agreement will be sufficient to fund its short-term working capital requirements and enable the Company to continue its operations on long-term basis. To the extent that additional capital resources are required, such capital may be raised through bank borrowings, equity offerings, or other means. The Company regularly reviews potential opportunities to acquire or invest in technologies, products or product rights. The Company also regularly reviews potential acquisitions, investments or combinations involving businesses compatible with its existing business. The Company could use sources other than cash, such as issuance of debt or equity securities, to finance any such acquisition or investment. If such an acquisition or investment was completed, the Company's operating results and financial condition could change materially in future periods.


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



EXHIBIT NO.                                         DESCRIPTION
-----------       --------------------------------------------------------------------------------
    *2.1      --  Agreement and Plan of Merger among the Registrant, Gum Acquisition Corp. and
                  Circa Pharmaceuticals, Inc., filed as Exhibit 2.1 to the Company's Registration
                  Statement on Form S-4 Reg. No. 33-60211 ("33- 60211") and hereby incorporated by reference.
    *3.1      --  Articles of Incorporation of the Company and all amendments thereto, filed as
                  Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  June 30, 1995 and hereby incorporated by reference.
    *3.2      --  Bylaws of the Company, as amended as of July 18, 1995, filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.
    *4.1      --  Amendment to loan agreement between the Company, its subsidiaries and Bank of
                  America NT & SA dated February 26, 1996.
    *4.2      --  Loan Agreement between the Company, its subsidiaries and Bank of America NT & SA dated August 19, 1994 filed as Exhibit 4.1 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 1994 and hereby incorporated by reference.
   *10.1      --  Lease between Westgate Associates and the Company dated October 1991 and addendums thereto, filed as Exhibit 10.5 to the Company's Registration Statement
                  on Form S-1 Reg. No. 33-46229 ("33-46229") and hereby incorporated by reference.
   *10.2      --  Industrial Real Estate Lease, as amended, dated August 8, 1995, between
                  Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company, filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1995 and hereby incorporated by reference.
   *10.3      --  Amended Lease Agreement between Zetachron, Incorporated and Research Property
                  Associates dated February 1, 1983, filed as Exhibit 10.7 to 33-46229 and hereby incorporated by reference.
   *10.4      --  Grant of Option to Purchase Real Estate by and between Dr. Alec Keith, Mr.
                  Wallace C. Snipes and Zetachron, Incorporated dated July 1, 1987, filed as
                  Exhibit 10.8 to 33-46229 and hereby incorporated by reference.
   *10.5      --  The Company's 1985 Stock Incentive Plan, filed as Exhibit 10.11 to 33-46229 and hereby incorporated by reference.

EXHIBIT NO.                                         DESCRIPTION
-----------       --------------------------------------------------------------------------------
   *10.6      --  1991 Stock Option Plan of the Company as revised, filed as Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.
   *10.7      --  1995 Non-Employee Directors' Stock Option Plan, as amended, filed as Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1995 and hereby incorporated by reference.
   *10.8      --  Form of the Company's Employee Invention, Confidential Information Agreement,
                  filed as Exhibit 10.22 to 33-46229 and hereby incorporated by reference.
   *10.9      --  Purchase Agreement relating to the Company's purchase of 132 Business Center
                  Drive property, filed as Exhibit 10.15 to the Company's 1993 Annual Report on
                  Form 10-K and hereby incorporated by reference.
   *10.10     --  Purchase and Sale Agreement between the Company, its subsidiaries and AETNA Real
                  Estate Associates dated October 18, 1994 regarding the acquisition of 311 Bonnie
                  Circle, Corona, California, filed as Exhibit 10.1 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1994 and hereby incorporated by reference.
   *10.11     --  Senior Executive Employment Agreement dated as of May 29, 1995 between the
                  Company and Allen Chao, filed as Exhibit 10.1 to 33-60211 and hereby incorporated by reference.
   *10.12     --  Form of Senior Executive Employment Agreement dated as of May 29, 1995 between the Company and David C. Hsia, filed as Exhibit 10.2 to 33-60211 and hereby incorporated by reference.
   *10.13     --  Form of Senior Executive Employment Agreement, dated as of May 29, 1995 between the Company and Alec D. Keith, filed as Exhibit 10.3 to 33-60211 and hereby incorporated by reference.
   *10.14     --  Employment Agreement with Dr. Melvin Sharoky dated April 26, 1991 as amended
                  January 19, 1993 and July 17, 1995, filed as Exhibit 10.3 to the Company's
                  Quarter Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.
    11.1      --  Statement of computation of per share earnings.
   *21.1      --  Subsidiaries of the Company.
    23.1      --  Consent of Price Waterhouse LLP.
    23.2      --  Consent of Deloitte & Touche LLP.
    23.3      --  Consent of Coopers & Lybrand L.L.P.
    27.1      --  Financial Data Schedule (EDGAR version only).
   *99.1      --  Consolidated Financial Statements of Somerset Pharmaceuticals, Inc. and
                  Subsidiaries for the years ended December 31, 1995, 1994 and 1993.

---------------
* Previously filed

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


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




Date: January 10, 1997

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................  F-2
Consolidated Balance Sheets as of December 31, 1995 and 1994..........................  F-5
Consolidated Statements of Income for each of the three years in the period ended
  December 31, 1995...................................................................  F-6
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1995......................................................  F-7
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 31, 1995...................................................................  F-8
Notes to Consolidated Financial Statements............................................  F-10
Financial Statement Schedule:
  II  Valuation and Qualifying Accounts...............................................  F-22

     All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Watson Pharmaceuticals, Inc.


     In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Somerset Pharmaceuticals, Inc. (Somerset), an entity which is 50% owned by the Company. The Company's investment in Somerset aggregated $25,741,000 and $22,554,000 at December 31, 1995 and 1994, respectively, and its equity in the earnings of Somerset totaled $24,800,000, $25,100,000 and $23,800,000 for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, we did not audit the financial statements of Circa Pharmaceuticals, Inc. (Circa), a wholly owned subsidiary, as of December 31, 1994 and for each of the two years in the period ended December 31, 1994, which statements reflect total assets of $103,857,000 (includes $22,554,000 of investment in Somerset) and net income of $17,259,000 and $8,395,000 (includes equity in the earnings of Somerset of $25,100,000 and $23,800,000, respectively) for the years ended December 31, 1994 and 1993, respectively. Those financial statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Somerset and Circa, is based solely on the reports of each of the respective other auditors. We conducted our audits of the consolidated financial statements of Watson Pharmaceuticals, Inc. in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the respective reports of other auditors provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Costa Mesa, California


February 5, 1996, except as to Note 11,
  which is as of March 4, 1996

                       [DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Somerset Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


Pittsburgh, Pennsylvania
February 2, 1996

                         [COOPERS & LYBRAND LETTERHEAD]



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Circa Pharmaceuticals, Inc.


We have audited the accompanying consolidated balance sheet of Circa Pharmaceuticals, Inc. and Subsidiaries (the "Company") as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Somerset Pharmaceuticals, Inc. ("Somerset"), an entity which is 50% owned by the Company. The Company's investment in Somerset constitutes 22% of consolidated total assets in 1994. In 1994 and 1993, the Company has recorded income from Somerset of $25,089,000 and $23,787,000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Somerset, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circa Pharmaceuticals, Inc. and Subsidiaries as of December 31, 1994 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2, the Company changed its method of accounting for investments in marketable securities effective January 1, 1994.



                                        /s/ Coopers & Lybrand L.L.P.


Melville, New York
February 7, 1995.

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

                          WATSON PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995        1994         1993
                                                              --------     -------     --------
Revenues:
  Product sales.............................................  $130,688     $93,649     $ 70,838
  Royalty income (Note 6)...................................    22,247       1,209
                                                               -------     -------     --------
          Total revenues....................................   152,935      94,858       70,838
                                                               -------     -------     --------
Operating expenses:
  Cost of revenues (Note 9).................................    64,996      48,972       39,207
  Research and development (Note 9).........................    18,573      18,980       15,085
  Selling, general and administrative (Note 9)..............    17,030      13,342       15,682
  Merger expenses (Note 2)..................................    13,939
                                                               -------     -------     --------
          Total operating expenses..........................   114,538      81,294       69,974
                                                               -------     -------     --------
Operating income............................................    38,397      13,564          864
Other income (expense):
  Equity in earnings of joint ventures (Note 4).............    22,766      24,968       24,688
  Investment and other income...............................    11,594       6,542       16,879
  Gain from (provision for) legal settlements...............                 2,299       (6,297)
  Partnership loss..........................................                             (7,644)
                                                               -------     -------     --------
          Total other income, net...........................    34,360      33,809       27,626
                                                               -------     -------     --------
Income before provision for income taxes....................    72,757      47,373       28,490
Provision (benefit) for income taxes (Note 7)...............    24,867      10,828      (21,927)
                                                               -------     -------     --------
Net income..................................................  $ 47,890     $36,545     $ 50,417
                                                               =======     =======     ========
Per share data:
Earnings per share (Note 1).................................  $   1.29     $  1.00     $   1.42
                                                               =======     =======     ========
Weighted average number of common and common equivalent
  shares outstanding (Note 1)...............................    37,143      36,515       35,504
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

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Description of business and principles of consolidation


     Watson Pharmaceuticals, Inc. (the "Company") is engaged in the production, marketing and distribution of off-patent pharmaceutical products and the research and development of proprietary pharmaceutical products and drug delivery systems. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Circa Pharmaceuticals, Inc. ("Circa") that merged with the Company on July 17, 1995 (Note 2). Investments are accounted for under the equity method of accounting where the Company can exert significant influence and ownership does not exceed 50%. All investments in which the Company holds less than a 20% interest and does not exert significant influence are accounted for under the cost method of accounting. Intercompany accounts and transactions have been eliminated.



     The Company's wholly-owned subsidiaries include Watson Laboratories, Inc. ("Watson Labs"), Circa, Watson Pharmaceuticals (Asia), Ltd. ("Watson (Asia)"), and Corona Pharmaceuticals, Inc. (currently inactive). Watson (Asia) was formed in 1995 to expand the Company's operations into the Asian and Pacific Rim markets. In 1995, the Company developed a plan to merge its wholly-owned subsidiary, Zetachron, Inc. ("Zetachron") into Watson Labs. At December 31, 1995, all Zetachron assets were either merged into Watson Labs or disposed of for an immaterial loss. The Company's investments accounted for under the equity method include Somerset Pharmaceuticals, Inc. and ANCIRC. The investment in Andrx Corporation is accounted for under the cost method of accounting. See Note 4 for further discussion of these investments.


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


  Recent Pronouncements

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which established a fair-value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company will be required to adopt SFAS 123 in 1996. The Company's intention is to continue to account for employee stock awards in accordance with APB Opinion No. 25 and to adopt the disclosure only alternative as described in SFAS 123. Accordingly, it is expected that this adoption will not have a material impact on the Company's consolidated financial statements or results of operations.

     In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS 121) which requires the Company to review for impairment of long-lived assets certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In certain situations, an impairment loss would be recognized. SFAS 121 will become effective in 1996. The company has studied the implications of SFAS 121 and, based on its initial evaluation, does not expect its adoption to have a material impact on the Company's financial condition or results of operations.


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


     The combined financial results of the Company and Circa presented above include adjustments and reclassifications made to conform accounting policies and financial statement presentation of the two companies. The adjustments that affected net income resulted from the reduction in the valuation allowance related to certain net deferred tax assets. These deferred tax assets resulted principally from net operating loss carryforwards and tax credit carryforwards generated by Circa prior to its acquisition by the Company. Previously, these net deferred tax assets were fully reserved by Circa. In determining that the deferred tax assets were fully realizable by the combined company, management considered the prior operating results of each company and the future plans and expectations for the combined company. Intercompany transactions between the two companies for the periods presented were not material.


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
                                                                       =======     =======


     American Triumvirate Insurance Company ("ATIC")

     Prior to December 21, 1994, the Company had a 50% ownership interest with another pharmaceutical company in ATIC, a captive insurance company, which underwrote product liability insurance for Circa, Somerset and the joint venture partner. The investment was accounted for under the equity method of accounting. The Company recognized $759,000 and $901,000 as its equity in ATIC's earnings for the years ended December 31, 1994 and 1993, respectively. On December 21, 1994, the Company sold its 50% interest in ATIC to the other joint venture partner. The selling price was $8.2 million, which was equal to 50% of ATIC's shareholders' equity at December 31, 1994. The Company received approximately $8.0 million in cash and established a receivable for the balance. For financial reporting purposes, the sale of ATIC did not result in a gain or loss to the Company.


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


    The NOL carryforwards discussed above were generated by Circa prior to its acquisition by the Company. Prior to the acquisition, Circa's net deferred tax assets were fully reserved due to uncertainty of future realization. As a result of the acquisition of Circa by Watson, the Company determined that such net deferred tax assets were likely to be realized. See Note 2 for related discussion.

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

  Legal matters


     March 1996 Settlement of United States Department of Justice Inquiry

     In July 1995, Circa initiated discussions with the United States Department of Justice as to the possible resolution of a long-standing open inquiry with regard to possible violations of the False Claims Act in respect of drugs sold prior to cessation of these product sales in 1990. Through these discussions, the parties entered into a settlement agreement in March 1996. Under the terms of this agreement, in March 1996 the Company paid $2.7 million in settlement of all outstanding claims. The Company had established a reserve at December 31, 1995 for the full amount of the settlement.

     1993 and 1994 Legal Settlements and Legal Provisions

     In November 1994, Circa settled its litigation with a former President, who resigned in 1990. Under the terms of the agreement, the former president, through an escrow agent, sold all of the 528,108 shares of Circa's common stock owned by him. The proceeds from the sale of a substantial portion of such shares, after payment of expenses and various taxes, were utilized to settle Circa's claim that his conduct damaged Circa and also to reimburse Circa for legal expenses paid on his behalf in past years. Circa recognized a gain on settlement of $2.3 million.

     In 1994, Circa made cash settlement payments aggregating $8.9 million, which amounts had been provided for in prior years. Such payments related to civil anti-trust claims settled in 1994 and other claims settled in prior years.

     In 1993, Circa settled anti-trust and other matters requiring payments of $4.8 million. In addition, Circa recorded a gain of $2.5 million related to a settlement of an action against a former officer and received a refund of $1.1 million from a settlement fund established in 1991. Income from these events was offset by an increase in the liability for future legal settlements.


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

11. SUBSEQUENT EVENT

     In March 1996, the Company's wholly-owned subsidiary, Watson Pharmaceuticals (Asia) Ltd. ("Watson (Asia)") entered into an agreement to form two joint ventures with China-based Changzhou No. 4 Pharmaceutical Factory ("Changzhou"). The first joint venture, Changzhou Watson Pharmaceuticals Co. Ltd. ("Joint Venture A") will establish a manufacturing facility in China for the production, marketing and sales of pharmaceuticals and related products. A second joint venture will be known as Changzhou Siyao Pharmaceuticals Co. Ltd. ("Joint Venture B"). Joint Venture B will provide the raw materials to Joint Venture A. The total investment by Watson (Asia) in Joint Ventures A and B is anticipated to be approximately $9.0 million. Joint Venture A will be 87.5% owned by Watson (Asia) and 12.5% owned by Changzhou. Joint Venture B will be owned 25% by Watson (Asia) and 75% by Changzhou. The Company will consolidate Joint Venture A and will account for Joint Venture B under the equity method of accounting.

                          WATSON PHARMACEUTICALS, INC.

                 SCHEDULE II -- VALUATION & QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

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

                               INDEX TO EXHIBITS


                                                                                         SEQUENTIALLY
                                                                                           NUMBERED
EXHIBIT NO.                                    DESCRIPTION                                   PAGE
-----------       ---------------------------------------------------------------------- ------------
    *2.1      --  Agreement and Plan of Merger among the Registrant, Gum Acquisition
                  Corp. and Circa Pharmaceuticals, Inc., filed as Exhibit 2.1 to the
                  Company's Registration Statement on Form S-4 Reg. No. 33-60211 ("33-
                  60211") and hereby incorporated by reference.
    *3.1      --  Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1995 and hereby incorporated by reference.
    *3.2      --  Bylaws of the Company, as amended as of July 18, 1995, filed as
                  Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1995 and hereby incorporated by reference.
    *4.1      --  Amendment to loan agreement between the Company, its subsidiaries and
                  Bank of America NT & SA dated February 26, 1996.
    *4.2      --  Loan Agreement between the Company, its subsidiaries and Bank of
                  America NT & SA dated August 19, 1994 filed as Exhibit 4.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1994 and hereby incorporated by reference.
   *10.1      --  Lease between Westgate Associates and the Company dated October 1991 and addendums thereto, filed as Exhibit 10.5 to the Company's
                  Registration Statement on Form S-1 Reg. No. 33-46229 ("33-46229") and
                  hereby incorporated by reference.
   *10.2      --  Industrial Real Estate Lease, as amended, dated August 8, 1995, between Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company,
                  filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 1995 and hereby incorporated by reference.
   *10.3      --  Amended Lease Agreement between Zetachron, Incorporated and Research
                  Property Associates dated February 1, 1983, filed as Exhibit 10.7 to
                  33-46229 and hereby incorporated by reference.
   *10.4      --  Grant of Option to Purchase Real Estate by and between Dr. Alec Keith,
                  Mr. Wallace C. Snipes and Zetachron, Incorporated dated July 1, 1987, filed as Exhibit 10.8 to 33-46229 and hereby incorporated by reference.
   *10.5      --  The Company's 1985 Stock Incentive Plan, filed as Exhibit 10.11 to
                  33-46229 and hereby incorporated by reference.
   *10.6      --  1991 Stock Option Plan of the Company as revised, filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.
   *10.7      --  1995 Non-Employee Directors' Stock Option Plan, as amended, filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1995 and hereby incorporated by reference.
   *10.8      --  Form of the Company's Employee Invention, Confidential Information
                  Agreement, filed as Exhibit 10.22 to 33-46229 and hereby incorporated by reference.
   *10.9      --  Purchase Agreement relating to the Company's purchase of 132 Business
                  Center Drive property, filed as Exhibit 10.15 to the Company's 1993
                  Annual Report on Form 10-K and hereby incorporated by reference.

                                                                                         SEQUENTIALLY
                                                                                           NUMBERED
EXHIBIT NO.                                    DESCRIPTION                                   PAGE
-----------       ---------------------------------------------------------------------- ------------
   *10.10     --  Purchase and Sale Agreement between the Company, its subsidiaries and
                  AETNA Real Estate Associates dated October 18, 1994 regarding the acquisition of 311 Bonnie Circle, Corona, California, filed as Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and hereby incorporated by reference.
   *10.11     --  Senior Executive Employment Agreement dated as of May 29, 1995 between the Company and Allen Chao, filed as Exhibit 10.1 to 33-60211 and hereby incorporated by reference.
   *10.12     --  Form of Senior Executive Employment Agreement dated as of May 29, 1995 between the Company and David C. Hsia, filed as Exhibit 10.2 to
                  33-60211 and hereby incorporated by reference.
   *10.13     --  Form of Senior Executive Employment Agreement, dated as of May 29,
                  1995 between the Company and Alec D. Keith, filed as Exhibit 10.3 to
                  33-60211 and hereby incorporated by reference.
   *10.14     --  Employment Agreement with Dr. Melvin Sharoky dated April 26, 1991 as amended January 19, 1993 and July 17, 1995, filed as Exhibit 10.3 to the Company's Quarter Report on Form 10-Q for the quarter ended June
                  30, 1995 and hereby incorporated by reference.
    11.1      --  Statement of computation of per share earnings.
   *21.1      --  Subsidiaries of the Company.
    23.1      --  Consent of Price Waterhouse LLP.
    23.2      --  Consent of Deloitte & Touche LLP.
    23.3      --  Consent of Coopers & Lybrand L.L.P.
    27.1      --  Financial Data Schedule (EDGAR version only)
   *99.1      --  Consolidated Financial Statements of Somerset Pharmaceuticals, Inc.
                  and Subsidiaries for the years ended December 31, 1995, 1994 and 1993.



---------------
* Previously Filed