Form 10-Q/A
period 1996-03-31
WATSON PHARMACEUTICALS INC
filed 1997-01-13
CIK 884629

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       ----------------------------------



                                  FORM 10-Q/A
                                AMENDMENT NO. 1


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



                         COMMISSION FILE NUMBER 0-20045



                          WATSON PHARMACEUTICALS, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 NEVADA                                     95-3872914
-----------------------------------------               -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


     311 BONNIE CIRCLE, CORONA, CA                            91720
----------------------------------------                -------------------
(Address of principal executive offices)                    (Zip Code)



                                  909-270-1400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

NOTE C - JOINT VENTURES


Somerset Pharmaceuticals Inc. ("Somerset"). The Company maintains a 50% interest in the outstanding common stock of Somerset and utilizes the equity interest method to account for this investment. Somerset markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. Income recognized from Somerset was $5.2 million for the quarter ended March 31, 1996. Income includes 50% of Somerset's earnings, ongoing management fees and amortization of deferred income, offset by goodwill. The excess cost of this investment over the Company's proportionate share of Somerset's net assets was $9.2 million at March 31, 1996 and $9.4 million at December 31, 1995 and is being amortized on a straight-line basis over 15 years.

Condensed balance sheets and income statements of Somerset are as follows:



                                        Mar. 31, 1996            Dec. 31, 1995
                                        -------------            -------------
(in thousands)
Cash                                    $27,938                 $43,993
Other assets                             24,598                   7,127
                                        -------                 -------
        Total assets                    $52,536                 $51,120
                                        =======                 =======
Current liabilities                     $18,295                 $17,057
Other liabilities                             0                      63
Stockholders' equity                     34,241                  34,000
                                        -------                 -------
        Total liabilities and
        stockholders' equity            $52,536                 $51,120
                                        =======                 =======

                                     Three Months Ended March 31,
                                         1996        1995
                                         ----        ----
Net revenues                            $25,460     $25,272
Costs and expenses                       11,489      10,389
Income taxes                              4,767       4,912
                                        -------     -------
        Net income                      $ 9,204     $ 9,971
                                        =======     =======


ANCIRC. In July 1994, the Company and Andrx Corporation ("Andrx") formed a joint venture, ANCIRC, to develop off-patent pharmaceutical products utilizing Andrx's controlled-release technology. During 1995, the terms of the joint venture were amended whereby the Company and Andrx became equal partners in sharing of costs and profits in the ANCIRC joint venture. Previously, the Company was responsible for 40% of the costs and profits of ANCIRC. The Company utilizes the equity method to account for this joint venture and recognized losses from ANCIRC of approximately $544,000 for the quarter ended March 31, 1996.

Condensed balance sheets and income statements of ANCIRC are as follows:



                                        Mar. 31, 1996          Dec. 31, 1995
                                        -------------          -------------
(in thousands)
Cash                                    $   16                 $    85
Other assets                                30                       0
                                        ------                 -------
        Total assets                    $   46                 $    85
                                        ======                 =======
Current liabilities                     $1,035                 $ 1,285
Partners' deficit                         (989)                 (1,200)
                                        ------                 -------
        Total liabilities and
        partners' deficit               $   46                 $    85
                                        ======                 =======


                                     Three Months Ended March 31,
                                         1996        1995
                                         ----        ----
Research & development expenses         $ 1,090     $ 461
                                        =======     =====
Net loss                                $(1,089)    $(459)
                                        =======     =====

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










Dated:  January 10, 1997