Form 10-Q/A
period 1996-06-30
WATSON PHARMACEUTICALS INC
filed 1997-01-13
CIK 884629

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        _______________________________


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

NOTE D - JOINT VENTURES


SOMERSET PHARMACEUTICALS INC. ("Somerset"). The Company maintains a 50% interest in the outstanding common stock of Somerset and utilizes the equity interest method to account for this investment. Somerset markets the product Eldepryl(R), which is used in the treatment of Parkinson's diease. Income recognized from Somerset was $5.3 million for the quarter ended June 30, 1996 and $10.5 million for the six months ended June 30, 1996. Income includes 50% of Somerset's earnings, ongoing management fees and amortization of deferred income, offset by goodwill. The excess cost of this investment over the Company's proportionate share of Somerset's net assets was $8.9 million at June 30, 1996 and $9.4 million at December 31, 1995 and is being amortized on a straight-line basis over 15 years.



Condensed balance sheets and income statements of Somerset are as follows:



                                         June 30, 1996           Dec. 31, 1995
                                         -------------           -------------
(in thousands)
Cash                                     $34,806                 $43,993
Other assets                              38,169                   7,127
                                         -------                 -------
               Total assets              $72,975                 $51,120
                                         =======                 =======
Current liabilities                      $33,730                 $17,057
Other liabilities                              0                      63
Stockholders' equity                      39,245                  34,000
                                         -------                 -------
               Total liabilities and
               stockholders' equity      $72,975                 $51,120
                                         =======                 =======


                                          Three Months Ended June 30,               Six Months Ended June 30,
                                           1996                    1995              1996                1995
                                         -------                 -------           -------             -------
Net revenues                             $30,143                 $22,997           $55,603             $48,269
Costs and expenses                        16,295                   8,853            27,784              19,242
Income taxes                               4,807                   4,437             9,574               9,349
                                         -------                 -------           -------             -------
                Net income               $ 9,041                 $ 9,707           $18,245             $19,678
                                         =======                 =======           =======             =======


ANCIRC. In July 1994, the Company and Andrx Corporation ("Andrx") formed a joint venture, ANCIRC, to develop off-patent pharmaceutical products utilizing Andrx's controlled-release technology. During 1995, the terms of the joint venture were amended whereby the Company and Andrx became equal partners in sharing of costs and profits in the ANCIRC joint venture. Previously, the Company was responsible for 40% of the costs and profits of ANCIRC. The Company utilizes the equity method to account for this joint venture and recognized losses from ANCIRC of approximately $486,000 for the quarter ended June 30, 1996 and $1.0 million for the six months ended June 30, 1996.



Condensed balance sheets and income statements of ANCIRC are as follows:




                                        June 30, 1996           Dec. 31, 1995
                                        -------------           -------------
Cash                                     $     4                 $    85
Other assets                                  28                       0
                                         -------                 -------
               Total assets              $    32                 $    85
                                         =======                 =======
Current liabilities                      $   894                 $ 1,285
Partners' deficit                           (862)                 (1,200)
                                         -------                 -------
               Total liabilities and
               partners' deficit         $    32                 $    85
                                         =======                 =======


                                                   Three Months Ended June 30,             Six Months Ended June 30,
                                                   1996                    1995              1996                1995
                                                 -------                 -------           -------             -------
Research & development expenses                  $   976                 $   899           $ 2,066             $ 1,360
                                                 -------                 -------           -------             -------
Net loss                                         $  (973)                $  (898)          $(2,062)            $(1,357)
                                                 =======                 =======           =======             =======

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