Form 10-Q/A
period 1996-09-30
WATSON PHARMACEUTICALS INC
filed 1997-01-13
CIK 884629

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------


                                  FORM 10-Q/A
                                AMENDMENT NO. 1


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                                   YES X       NO

The number of shares outstanding of the Registrant's only class of common stock as of October 21, 1996 was 36,804,371 shares.

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                   September 30,        December 31,
                                                       1996                 1995
                                                -------------------    -------------
                                                    (unaudited)
ASSETS

Current  assets:
  Cash and cash equivalents                           $112,111           $ 92,214
  Marketable securities                                 71,308             26,038
  Accounts receivable, net of allowances for
         doubtful accounts of $1,856 and $1,320         25,721             25,081
  Royalty receivable                                     7,255              8,205
  Inventories:
         Raw materials                                  11,780             11,483
         Work-in-process                                 6,413              5,112
         Finished goods                                  8,110              6,042
  Prepaid expenses and other current assets              2,805              2,344
  Current deferred tax assets                           11,106             21,115
                                                      --------           --------

                     Total current assets              256,609            197,634

Property and equipment, net                             73,010             69,999
Investments in joint ventures and
  other long-term investments                           60,148             49,355
Other assets                                             5,427              5,133
                                                      --------           --------

                     Total assets                     $395,194           $322,121
                                                      ========           ========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                September 30,    December 31,
                                                                    1996             1995
                                                              ----------------   ------------
                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $  24,320        $  25,215
  Income taxes payable                                               9,984            2,985
  Current portion of long-term debt                                    621              622
                                                                 ---------        ---------

                Total current liabilities                           34,925           28,822

Long-term debt                                                       3,116            3,577
Other liabilities                                                                       687
                                                                 ---------        ---------

                Total liabilities                                   38,041           33,086
                                                                 ---------        ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; no par; 2,500,000 shares
    authorized; none outstanding
  Common stock; par value of $.0033; 500,000,000
    shares authorized; 36,804,371 and 36,368,725
    shares issued and outstanding                                      121              120
  Additional paid-in capital                                       155,031          146,439
  Retained earnings                                                196,328          142,711
  Unrealized holding gain on marketable securities                   5,813              621
  Unearned compensation-stock awards                                  (140)            (856)
                                                                 ---------        ---------
                Total stockholders' equity                         357,153          289,035
                                                                 ---------        ---------

                Total liabilities and stockholders' equity       $ 395,194        $ 322,121
                                                                 =========        =========


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)
                                   (UNAUDITED)


                                                 Nine months ended              Three months ended
                                                    September 30,                  September 30,
                                                1996            1995           1996           1995
                                             ----------     -----------      ---------     ----------
Revenues:
   Product sales                              $122,155       $  93,626        $41,609       $ 33,001
   Royalty income                               19,862          16,013          7,260          5,520
                                              --------       ---------        -------       --------
         Total revenues                        142,017         109,639         48,869         38,521
                                              --------       ---------        -------       --------

Operating expenses:
   Cost of revenues                             56,842          47,005         19,193         16,831
   Research and development                     12,467          13,922          4,009          4,232
   Selling, general and
     administrative                             13,371          12,528          4,480          4,017
   Merger expenses                                --            13,939           --           13,939
                                              --------       ---------        -------       --------
         Total operating expenses               82,680          87,394         27,682         39,019
                                              --------       ---------        -------       --------

Operating income (loss)                         59,337          22,245         21,187           (498)

Other income (expense):
   Equity in earnings of joint ventures         14,156          15,857          4,803          5,653
   Investment and other income                   5,844           4,067          2,276          1,507
   Gain on sale of Marsam stock                   --             6,126           --            6,126
                                              --------       ---------        -------       --------
         Other income, net                      20,000          26,050          7,079         13,286
                                              --------       ---------        -------       --------

Income before provision
   for income taxes                             79,337          48,295         28,266         12,788
Provision for income taxes                      25,720          17,284          9,600          7,481
                                              --------       ---------        -------       --------

Net income                                    $ 53,617       $  31,011        $18,666       $  5,307
                                              ========       =========        =======       ========

Per share data:
   Earnings per share                         $   1.43       $    0.84        $  0.50       $   0.14
                                              ========       =========        =======       ========
   Weighted average number of
         common and common
         equivalent shares outstanding          37,624          36,987         37,560         37,301
                                              ========       =========        =======       ========



          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                                   Nine months ended
                                                                     September 30,
                                                                 1996             1995
                                                              ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $ 53,617        $  31,011
                                                               --------        ---------
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                 4,514            3,892
    Provision for doubtful accounts                                 536              152
    Amortization of unearned compensation-stock awards              716            1,214
    Amortization of deferred income                                (687)            (687)
    Equity in earnings of joint ventures                        (11,415)         (14,112)
    Dividends received from Somerset                             10,500           13,500
    Decrease in deferred partnership liability                                   (14,033)
    Gain on sale of Marsam stock                                                  (6,126)
    Increase in deferred tax liabilities                                           2,173
    Tax benefit related to stock option plan                      3,764            1,981
Changes in assets and liabilities:
   (Increase) in accounts receivable                             (1,176)          (5,752)
   (Increase) decrease in royalty receivable                        950           (1,976)
   (Increase) in inventories                                     (3,666)          (3,699)
   (Increase) decrease in other current assets                     (461)             286
    Decrease in deferred tax assets                              10,009            5,939
   (Increase) in other assets                                      (294)          (2,510)
    Increase (decrease) in accounts payable and
      accrued expenses                                             (895)           7,639
    Increase in income taxes payable                              6,999              805
                                                               --------        ---------
           Total adjustments                                     19,394          (11,314)
                                                               --------        ---------
                  Net cash provided by operating
                     activities                                  73,011           19,697
                                                               --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (7,526)         (14,913)
    Purchase of marketable securities                          (574,661)        (254,595)
    Proceeds from sale of marketable securities                 528,561          265,455
    Investment in joint ventures                                 (3,857)          (1,000)
    Proceeds from sale of Marsam Stock                                             7,005
                                                               --------        ---------
                  Net cash (used) provided in investing
                     activities                                 (57,483)           1,952
                                                               --------        ---------


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                              Nine months ended
                                                                September 30,
                                                            1996             1995
                                                         ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of stock options               4,830           2,788
       Principal payments on long-term debt                   (461)           (533)
                                                         ---------        --------
                Net cash provided by
                  financing activities                       4,369           2,255
                                                         ---------        --------


NET INCREASE IN CASH AND CASH EQUIVALENTS                   19,897          23,904

CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD                                            92,214          71,165
                                                         ---------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 112,111        $ 95,069
                                                         =========        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the periods for:
                Interest                                 $     243        $    279
                Income taxes                             $   4,882        $  5,673


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

NOTE A - GENERAL

The unaudited, consolidated financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995, as well as related notes, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments), necessary to present fairly the Company's financial position as of September 30, 1996, and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The results of operations and cash flows for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996. The accounting policies followed during the three and nine months ended September 30, 1996 were the same as those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE B -  MERGER AGREEMENT

On September 25, 1996, the Company entered into a definitive merger agreement with Oclassen Pharmaceuticals, Inc. ("Oclassen"). The merger is a stock-for-stock transaction, expected to be accounted for as a "pooling of interests" in which Oclassen will become a wholly-owned subsidiary of the Company. Oclassen is a privately held company which primarily markets dermatology related pharmaceutical products.

Under the terms of the merger agreement signed by both companies, Oclassen stockholders will receive common shares of Watson valued at $135.0 million. The actual number of Watson common shares to be issued will be based on the average of the Watson closing price for the 10 days prior to the Oclassen stockholder meeting, subject to a "collar" of $27.00 to $35.00 per share. Under the proposed agreement, the maximum number of Watson shares to be issued would be 5.0 million (based on an average closing price of $27.00 per share). The minimum number of Watson shares to be issued would be 3.9 million (based on an average closing price of $35.00 per share). The ultimate completion of this proposed transaction is subject to a number of conditions, including, but not limited to, the approval of the merger by the stockholders of Oclassen and receipt of regulatory approvals. It is anticipated that this transaction will close in late 1996 or early 1997.

NOTE C  -  JOINT VENTURES


Somerset Pharmaceuticals Inc. ("Somerset"). The Company maintains a 50% interest in the outstanding common stock of Somerset and utilizes the equity interest method to account for this investment. Somerset markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. Income recognized from Somerset was $5.2 million for the quarter ended September 30, 1996 and $15.7 million for the nine months ended September 30, 1996. Income includes 50% of Somerset's earnings, ongoing management fees and amortization of deferred income, offset by goodwill. The excess cost of this investment over the Company's proportionate share of Somerset's net assets was $8.7 million at September 30, 1996 and $9.4 million at December 31, 1995 and is being amortized on a straight-line basis over 15 years.

Condensed balance sheets and income statements of Somerset are as follows:



(in thousands)                      Sep 30, 1996      Dec 31, 1995
                                    ------------      ------------
Cash                                $     47,274       $    43,993
Other assets                              18,583             7,127
                                    ------------       -----------
     Total assets                   $     65,857       $    51,120
                                    ============       ===========

Current liabilities                 $     25,457       $    17,057
Other liabilities                              0                63
Stockholders' equity                      40,400            34,000
                                    ------------       -----------
     Total liabilities
       and stockholders' equity     $     65,857       $    51,120
                                    ============       ===========



                      Three Months Ended September 30,       Nine Months Ended September 30,
                         1996                 1995               1996              1995
                      -----------          -----------       -----------        -----------
Net revenues          $    26,224          $    27,181       $    81,826        $    75,450
Costs and expenses         11,734               11,340            39,516             30,582
Income taxes                5,336                5,151            14,911             14,500
                      -----------          -----------       -----------        -----------
    Net income        $     9,154          $    10,690       $    27,399        $    30,368
                      ===========          ===========       ===========        ===========




ANCIRC. In July 1994, the Company and Andrx Corporation ("Andrx") formed a joint venture, ANCIRC, to develop off-patent pharmaceutical products utilizing Andrx's controlled-release technology. During 1995, the terms of the joint venture were amended whereby the Company and Andrx became equal partners in sharing of costs and profits in the ANCIRC joint venture. Previously, the Company was responsible for 40% of the costs and profits of ANCIRC. The Company utilizes the equity method to account for this joint venture and recognized losses from ANCIRC of approximately $353,000 for the quarter ended September 30, 1996 and $1.4 million for the nine months ended September 30, 1996.

Condensed balance sheets and income statements of ANCIRC are as follows:


(in thousands)                               Sep 30, 1996     Dec 31, 1995
                                             ------------     ------------
Cash                                         $        518     $         85
Other assets                                           26                0
                                             ------------     ------------
      Total assets                           $        544     $         85
                                             ============     ============

Current liabilities                          $        612     $      1,285
Partners' deficit                                     (68)          (1,200)
                                             ------------     ------------
      Total liabilities and
        partners' deficit                    $        544     $         85
                                             ============     ============


                                            Three Months Ended September 30,      Nine Months Ended September 30,
                                                1996               1995                1996             1995
                                            -------------      ------------       --------------    ------------
Research & development expenses             $         711      $        812       $        2,776    $      2,172
                                            =============      ============       ==============    ============
Net loss                                    $        (706)     $       (806)      $       (2,768)   $     (2,163)
                                            =============      ============       ==============    ============


                          WATSON PHARMACEUTICALS, INC.


LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Marketable Securities
Cash equivalents are defined as highly liquid debt instruments with original maturities of three months or less. Cash, cash equivalents and marketable securities increased $65.1 million to $183.4 million at September 30, 1996 from $118.3 million at December 31, 1995. Cash flows from operating activities provided $73.0 million for the nine months ended September 30, 1996, an increase of $53.3 from the 1995 nine-month period. This net inflow was supplemented by proceeds from the exercise of stock options ($4.8 million) and offset by net purchases of marketable securities ($46.1 million), capital expenditures ($7.5 million) and additional investments in joint ventures ($3.9 million).

Working Capital

Current assets increased $59.0 million to $256.6 million at September 30, 1996, compared to December 31, 1995, due primarily to a combination of the increase in cash and marketable securities of $65.1 million, an increase in inventories of $3.7 million and a decrease in deferred tax assets of $10.0 million. Current liabilities increased $6.1 million to $34.9 million at September 30, 1996. This increase was due primarily to an increase in income taxes payable of $7.0 million. As a result, working capital increased $52.9 million to $221.7 million at September 30, 1996 from $168.8 million at December 31, 1995.


Investments in Joint Ventures and Other Long-Term Investments
The Company owns approximately 19.5% of the outstanding common shares of Andrx Corporation ("Andrx"). Andrx completed its initial public offering in June 1996. Pursuant to Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities", the Company considers its investment in Andrx as an "available-for-sale" security and has recorded an unrealized holding gain of $6.0 million to adjust the cost of this investment to its fair value at September 30, 1996. This increase was a balance sheet adjustment only which did not affect the Company's net income. The $6.0 million unrealized holding gain, plus the net changes in Watson's investment in joint ventures (primarily Somerset), account for the $10.8 million increase in these long-term assets from December 31, 1995 to September 30, 1996.


Capital Resources
The Company believes that its current cash resources, future operating cash flows and funds available under a bank credit agreement will be sufficient to fund its current and anticipated working capital needs.

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



                          WATSON PHARMACEUTICALS, INC.
                                  (Registrant)


                              By:      /s/ ALLEN CHAO, PH.D
                                 -----------------------------------------
                                           Allen Chao, Ph.D.
                                   Chairman and Chief Executive Officer
                                   (Principal Executive and Financial
                                               Officer)






Dated: January 10, 1997