Form 10-K405
period 1996-12-31
WATSON PHARMACEUTICALS INC
filed 1997-03-31
CIK 884629

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20045
                                 ---------------

                          WATSON PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)

            NEVADA                                          95-3872914
(State or other jurisdiction of                          (I.R.S Employer
incorporation or organization)                          Identification No.)

           311 BONNIE CIRCLE
               CORONA, CA                                     91720
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

                            Yes   X   No
                                -----    -----

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         AGGREGATE MARKET VALUE, AS OF FEBRUARY 28, 1997, OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $1,471,847,385 BASED ON THE LAST REPORTED SALE PRICE ON THE NASDAQ NATIONAL MARKET SYSTEM.

  NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON FEBRUARY 28, 1997: 40,506,503

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 1996. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

PART I
ITEM 1.  BUSINESS
OVERVIEW

         Watson Pharmaceuticals, Inc. ("Watson" or the "Company"), incorporated in 1985, is engaged in the research and development, production, marketing and distribution of off-patent and proprietary pharmaceutical products. The Company pursues a balanced strategy of generating revenue through its long-established off-patent pharmaceutical business, capitalizing on its proven capabilities to support the development of off-patent and proprietary products. The Company's objective is to become a fully integrated pharmaceutical company which (i) develops and markets off-patent pharmaceuticals and (ii) develops proprietary and off-patent products and markets such products worldwide through pharmaceutical companies, joint ventures and its own marketing efforts. The Company regularly reviews potential opportunities to acquire or invest in technologies, products or product rights and businesses compatible with its existing business.

         Since inception, and prior to the merger with Circa Pharmaceuticals, Inc. ("Circa"), the Company derived a substantial portion of its revenues from the sale of off-patent pharmaceutical products. While this continues to be the primary revenue source, certain developments have occurred which have augmented the Company's revenue mix resulting in a decreased emphasis upon sales of off-patent products. Management expects this change in the mix of revenues to continue. Product sales of off-patent medications accounted for approximately 99% of total revenues in 1994. In 1995 and 1996, sales of off-patent products accounted for approximately 86% of total revenues and royalty income accounted for approximately 14% of total revenues. A portion of the Company's income is included in other income, as a result of its joint ventures and investments, and is not reflected in its consolidated revenue category.

         At February 28, 1997, the Company, had received 88 Abbreviated New Drug Applications ("ANDAs") for 33 off-patent products and one New Drug Application ("NDA") for one brand product. These 34 products are approved in 97 separate dosage strengths. The Company currently manufactures and markets 29 off-patent products in 77 dosages and one brand product in one dosage. On February 14, 1997, the Company announced FDA approval of its second brand product, Norco(TM), the highest single tablet dose of Hydrocodone Bitartrate with the lowest level of Acetaminophen indicated for the relief of moderate to moderately severe pain. The Company launched Norco(TM) in the first quarter of 1997. As of February 28, 1997, the Company had eight ANDAs representing six drugs pending before the FDA and has several drugs under development. The Company intends to continue to develop off-patent pharmaceutical products based upon market potential, competition, target indications and other considerations. The number of products under development may vary from time to time depending on these factors. The Company also seeks to develop difficult-to-duplicate formulations of both off-patent drugs and proprietary products which employ its drug delivery systems.

         The foregoing product information relating to the Company, and all other information contained in this Form 10-K relating to the Company, unless otherwise expressly provided, excludes information relating to Oclassen Pharmaceuticals, Inc. ("Oclassen") and Royce Laboratories, Inc. ("Royce")
(as discussed below).

RECENT MERGER

         On September 25, 1996, the Company entered into a definitive Agreement and Plan of Merger, as amended effective November 14, 1996 and as further amended effective December 31, 1996, (collectively, the "Oclassen Merger Agreement") with Oclassen. Pursuant to the Oclassen Merger Agreement, effective February 27, 1997, Oclassen was merged with a subsidiary of the Company created for the purpose of the merger, with Oclassen surviving the merger as a wholly owned subsidiary of the Company.

         Oclassen develops specialty prescription pharmaceuticals to prevent and treat skin diseases, and markets these products to dermatologists. Oclassen in-licenses pharmaceutical products, which have been developed beyond the initial discovery phase, from domestic and foreign pharmaceutical companies and from universities and research institutions. Oclassen completes the product formulation and any preclinical development, conducts clinical trials and brings products through the required regulatory approval process and into the market. Oclassen markets its products through its 60-person nationwide direct sales force. Oclassen believes that its in-licensing, development and marketing strategy reduces the time, risks and costs associated with product development and marketing.

         On February 26, 1997, the stockholders of Oclassen approved the merger and under the terms of the Oclassen Merger Agreement, Oclassen stockholders are expected to receive 0.37 of a share of the Company's common stock for each Oclassen common stock. Accordingly, the Company issued approximately 3.3 million shares of its common stock for all of the outstanding common stock of Oclassen.

         The Company believes that the merger qualifies as a tax-free reorganization and has been accounted for as a pooling of interests. See Watson's Form S-4 Registration Statement, as amended (Registration No. 333-16275) for a further description of the terms of the Oclassen merger.

PENDING MERGER

         On December 24, 1996, the Company entered into a definitive Agreement and Plan of Merger, as amended effective March 4, 1997, collectively, (the "Royce Merger Agreement") with Royce. Pursuant to the Royce Merger Agreement, Royce agreed to merge with a subsidiary of the Company created for the purpose of the merger, with Royce surviving the merger as a wholly owned subsidiary of the Company.

         Royce develops, manufactures and markets off-patent prescription drugs in solid dosage forms (tablets and capsules). At present, Royce manufactures and markets 20 off-patent prescription drugs in 42 dosage strengths and has received approval for an additional drug in 3 dosage strengths that it has not yet commenced manufacturing or marketing. In addition, Royce has ANDAs pending with the FDA for 9 new products in 15 dosage strengths.

         At the effective time of the Royce Merger, Royce stockholders will receive an aggregate of up to approximately 2.6 million shares of the Company's common stock. Consummation of the Royce Merger is subject to the satisfaction of certain conditions, including, without limitation, approval of the Royce Merger Agreement by the Royce stockholders. It is intended that the Royce Merger will qualify as a pooling of interests for accounting purposes and a tax-free reorganization for federal income tax purposes. The Royce Merger Agreement may be terminated and the Royce Merger abandoned if the merger has not occurred by April 30, 1997. The Royce stockholders' meeting is scheduled for April 16, 1997, and if approved, the merger is expected to close the next day. See Watson's Form S-4 Registration Statement (Registration No. 333-20029) for a further description of the terms of the merger.

1995 MERGER WITH CIRCA

         In July 1995, a wholly owned subsidiary of the Company merged with Circa Pharmaceuticals, Inc. ("Circa") in a transaction accounted for as a pooling of interests for accounting purposes and a tax-free exchange for federal income tax purposes. The merger strengthened and diversified the Company's revenue base, enhanced its manufacturing capabilities and increased its product development program, particularly in the area of proprietary products. Following the merger, Dr. Melvin Sharoky, the president of Circa, became president of the Company. Dr. Allen Chao, who had been president, became chief executive officer and subsequently, Chairman of the Company. Dr. Sharoky is also the president of Somerset Pharmaceuticals, Inc. ("Somerset"), a brand pharmaceutical company in which the Company owns a 50-percent interest. See "--Partnership and Joint Venture Activities."

PARTNERSHIP AND JOINT VENTURE ACTIVITIES

         A significant portion of the Company's net income is derived from joint ventures and a royalty arrangement. In addition, the Company is involved in developing controlled-release technology primarily through a joint venture. The Company does not have control of these joint ventures, which involve several partners, or the commercial exploitation of the licensed products they manufacture. Further, there can be no assurance that such joint ventures will be profitable. In certain of these arrangements, products developed or marketed by the Company may be competitive with products developed by such joint ventures or the joint venture partners. The Company's joint venture arrangement with Rhone-Poulenc Rorer, Inc. ("RPR") has certain restrictions which may limit the development or marketing of future products competitive with the Dilacor XR(R) product line as stated in the agreement. To the extent any such restrictions are enforced, such restrictions could affect future revenues.

         In 1989, the Company and RPR formed a partnership to develop and market Dilacor XR(R), a pharmaceutical product used for the treatment of hypertension and angina. Through an amended partnership agreement with RPR, the Company earns royalties on sales of Dilacor XR(R). Royalty income is determined based upon market demand for the product, as evidenced by prescriptions written, as defined in the partnership agreement. Revenues under this royalty agreement were $27.2 million in 1996, $22.2 million in 1995 and $1.2 million in 1994. Pursuant to the contract, the royalty percentage earned by the Company on RPR's sales of Dilacor XR(R) in 1994 was 1%, whereas in 1995 and 1996 it was 20%. The royalty rate increases in 1997 to 22%, and is reduced to 3% after 2000. Royalties are remitted to the Company on a quarterly basis. Dilacor XR(R) lost exclusivity in May 1995. The loss of exclusivity did not have a significant impact on 1995 and 1996 sales of the product because competitors have not introduced competitive off-patent products. However, if competitors introduce off-patent versions of this drug, sales of Dilacor XR(R) are likely to decrease, resulting in a corresponding decrease in the Company's royalty income. It is the Company's intention to launch an off-patent Dilacor XR(R) product, as competition intensifies. The costs and profits from the off-patent product will be shared equally by the Company and RPR. However, actual revenues, costs and profits, if any, from any future collaboration cannot be determined at this time.

         The Company has made substantial investments in pharmaceutical joint ventures and plans to continue this method of investment in the future. The Company owns a 50% interest in the outstanding common stock of Somerset. Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. The Company recognized equity in the earnings of Somerset of $20.1 million, $24.8 million and $25.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. Orphan drug exclusivity expired for Eldepryl(R) in June 1996. During 1996, the Company experienced a decrease in earnings from Somerset due to increased competition for Eldepryl(R) and increased research and development spending. Management anticipates that the Company's equity in earnings from Somerset will be substantially reduced in 1997 from prior year levels due to increased competition and due to Somerset's anticipated increased expenditures on research and development in connection with the development of several new products.

         On March 7, 1997, Somerset received notice from taxing authorities that it may be subject to approximately $9.0 million (50% of which would be Watson's share) of additional income tax and interest charges that have not been accrued as of December 31, 1996. Management of Somerset believes that it has complied with all relevant tax laws and intends to vigorously defend its position on this matter. Any adverse outcome of this matter may effectively reduce Watson's equity in earnings from joint ventures during 1997.

         In October 1995, the Company increased its investment in Andrx, then a privately held corporation involved in the development of controlled-release drug delivery systems for certain orally administered drugs. This $15.6 million investment increased the Company's total ownership to 19.5% of the Andrx common stock outstanding. On June 14, 1996, Andrx completed an initial public offering of its securities, effectively reducing the Company's ownership interest in Andrx to approximately 15.6% at December 31, 1996. As of December 31, 1996, the Company recorded an unrealized gain of $7.2 million (net of applicable income taxes of $4.8 million) on its investment in Andrx.

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

         In March 1996, Watson's wholly owned subsidiary, Watson Pharmaceuticals
(Asia) Ltd. ("Watson (Asia)") entered into an agreement to form two joint ventures with China-based Changzhou No. 4 Pharmaceutical Factory ("Changzhou"). The first joint venture, Changzhou Watson Pharmaceuticals Co. Ltd. ("Joint Venture A") will establish a manufacturing facility in China for the production, marketing and sales of pharmaceuticals and related products. A second joint venture will be known as Changzhou Siyao Pharmaceuticals Co. Ltd. ("Joint Venture B"). Joint Venture B will provide the raw materials to Joint Venture A. Joint Venture A is 87.5% owned by Watson (Asia) and 12.5% owned by Changzhou, and Joint Venture B is owned 25% by Watson (Asia) and 75% by Changzhou. The total investment by Watson (Asia) in Joint Ventures A and B is expected to be approximately $9 million. Construction of the manufacturing facility for Joint Venture A began during 1996, and is expected to be operational by late 1997. The Company invested approximately $3.5 million in Watson (Asia) during 1996. Management anticipates that the operations of Joint Venture A will commence in late 1997.

RESEARCH RELATED ACTIVITIES

         In 1991, the Company acquired Zetachron, Inc. ("Zetachron"), a research and development organization, specializing in the development of advanced drug delivery systems. Zetachron was merged into Watson Laboratories, Inc. ("Watson Labs"), the Company's principal operating subsidiary on June 30, 1995, and certain of Zetachron's research and development activities were terminated shortly thereafter. The Company is developing certain proprietary drug products that utilize its drug delivery systems, each of which, if and when developed, will require FDA approval of a NDA prior to marketing. Based on data gathered during clinical studies, during 1995 the Company focused its efforts on two products that utilize its proprietary drug delivery systems. Progesterone/Vaginal Insert and Estradiol/Vaginal Insert, which will be used for hormone replacement therapy, are currently in Phase II/III clinical studies. There can be no assurance that any of these proprietary products, if and when fully developed, will contribute materially to the Company's revenues in the future.

         The Company is also involved in the development of a gum-delivery technology and has been working on two prescription pharmaceutical products in this area. In 1994, an application was filed with the FDA for a generic version of Nicorette(R), a nicotine gum product developed and marketed by Smith Kline Beecham ("SKB"). In February 1996, SKB's Nicorette(R) was approved by the FDA as an over the counter product, and exclusivity of Nicorette(R) was extended to 1999.

         In 1993, the Company acquired the rights to manufacture and market a product under a NDA for a widely-used cardiovascular agent. In November 1994, the Company filed a NDA seeking approval for this product, which it believes will fill a need for clinicians working in the cardiovascular field. This product was approved in December 1996 and is now marketed under the brand name, Microzide(TM).



         Oclassen is developing a variety of new products, as well as new indications and formulations of its current products, for the treatment of genital warts, acne, psoriasis, vitiligo, skin infections and dermatoses. Extensions to the current product lines include a gel formulation of Condylox(R) for current and expanded indications, and cream, gel and emollient cream formulations of Cormax(TM) for inflammatory skin dermatoses. Development of a psoralen-based phototherapy product for use in PUVA therapy for indications in psoriasis and vitiligo is currently underway. Oclassen believes that this product will reduce the side effects characteristic of current psoralen therapy. Additionally, Oclassen is developing a topical anti-microbial product line based upon proprietary technology utilizing the active form of iodine. These products are intended to minimize irritation and microbial resistance while maintaining a high activity level against a variety of pathogens.

         The Company continues to devote significant resources to the research and development of off-patent and proprietary products. However, there can be no assurance that any of the Company's products currently in preclinical or clinical trials will ever receive the required regulatory approvals from the FDA.

PRODUCT DEVELOPMENT STRATEGY

         The Company intends to pursue a balanced strategy of developing off-patent and proprietary products. Over the next few years, patents on a relatively large number of branded drugs will expire, thereby providing additional off-patent product opportunities. The Company is developing a wide variety of off-patent products, including those with small but specialized or growing markets as well as products whose brand name equivalents have U.S. sales of over $100 million.

Off-Patent Pharmaceuticals

         The Company has invested significantly in off-patent product development and is developing a wide variety of products, including therapeutic equivalents of solid, liquid and sustained release products. Each product is chosen based on the patent expiration date, market size and potential, anticipated competition, availability of active ingredients and other considerations. The Company seeks to be among the first companies to offer such products. The Company has also focused its development efforts on technically difficult-to-duplicate products or products that require advanced manufacturing technology, and the Company believes that such products will experience limited competition. Of the 77 off-patent dosages currently marketed by the Company, it received the first ANDA approval for 38 products. As of February 28, 1997, the Company believed it held the only ANDA approval for 15 of these products. The Company expects to significantly increase its production of off-patent pharmaceuticals in 1997 following the acquisition of Royce.

         The Company targets difficult-to-produce niche off-patent pharmaceuticals thereby minimizing competition with traditional commodity-oriented off-patent pharmaceutical companies. The Company's sales of off-patent drugs have increased significantly in recent years. The Company believes that this growth is attributable to a number of factors, including (i) modification of certain state laws to permit or mandate substitution of off-patent drugs by pharmacists, (ii) the enactment of abbreviated procedures for obtaining FDA approval to manufacture off-patent prescription drugs, (iii) changes in government and third-party payor healthcare reimbursement policies to encourage cost containment by health care providers and consumers, (iv) increased acceptance of off-patent drugs by physicians, pharmacists and consumers, and (v) the increasing number of formerly patented drugs which have become available to off-patent competition.

Proprietary Pharmaceuticals

         The Company is developing proprietary products through a combination of internal and collaborative programs, including joint ventures. The Company may internally develop these proprietary products through all stages of development, including final manufacturing and commercialization. In addition, the Company may choose to acquire developed products for marketing and distribution purposes. The Company may also choose to enter into collaborative or licensing agreements with various parties at various stages of product development.

         The Company believes that its merger with Oclassen will significantly expand the Company's breadth of proprietary products. Oclassen's product development efforts are directed to the development and regulatory approval of new pharmaceuticals for the treatment of skin diseases. These products typically have been initially researched by other pharmaceutical companies, universities and research institutions and have been the subject of at least limited human clinical trials. Oclassen focuses its development efforts on selected product candidates that it believes, based on its market research and technical evaluation, have a high probability of commercial success. Oclassen's development group also seeks to identify additional indications for and create new formulations of previously in-licensed products. Where appropriate, Oclassen may sub-contract with third parties for certain phases of its development activities.

         Oclassen's technical development unit is responsible for the design, formulation and scale-up to production of dosage forms, the analytical development of testing methods and specifications, and quality control/quality assurance of clinical supplies and marketed products. Oclassen's clinical research group has responsibility for the design, conduct, monitoring and evaluation of clinical trials in support of its development projects. Oclassen's regulatory affairs team organizes the data developed for presentation to the FDA and maintains contact with the appropriate authorities through the preclinical development and approval stages of Oclassen's regulatory submissions.

Drug Delivery Systems

         The Company continues to evaluate the specific application of injection molding technology in the area of progesterone vaginal insert and estradiol vaginal insert products.

PRODUCTS


         The following table lists the off-patent products for which the Company holds approved ANDAs:


               PRODUCT NAME(1)            NUMBER OF DOSAGES      THERAPEUTIC CATEGORY       BRAND NAME
               ---------------            -----------------      --------------------       ----------
CENTRAL NERVOUS SYSTEM
      Amoxapine                                   4              Anti-depressant            Asendin(R)
      Clorazepate Dipotassium                     3              Anti-anxiety               Tranxene(R)
      Lorazepam                                   3              Anti-anxiety               Ativan(R)
      Loxapine Succinate                          4              Anti-psychotic             Loxitane(R)
      Maprotiline Hydrochloride                   3              Anti-depressant            Ludiomil(R)
      Carbidopa-Levodopa                          3              Anti-Parkinsons            Sinemet(R)
      Clomipramine                                3              Anti-psychotic             Anafranil(R)

CARDIOVASCULAR
      Acebutolol Hydrochloride                    2              Anti-hypertensive          Sectral(R)
      Furosemide                                  3              Anti-hypertensive          Lasix(R)
      Gemfibrozil                                 1              Anti-cholesterol           Lopid(R)
      Guanabenz Acetate                           2              Anti-hypertensive          Wytensin(R)
      Guanfacine Hydrochloride                    2              Anti-hypertensive          Tenex(R)
      Indapamide                                  2              Anti-hypertensive          Lozol(R)
      Methyldopa
        & Hydrochlorothiazide                     4              Anti-hypertensive          Aldoril(R)
      Metoprolol Tartrate                         2              Anti-hypertensive          Lopressor(R)
      Mexilitene Hydrochloride                    3              Anti-hypertensive          Mexitil(R)
      Propranolol Hydrochloride                   6              Anti-hypertensive          Inderal(R)
      Triamterene &
        Hydrochlorothiazide                       2              Anti-hypertensive          Maxzide(R)
                                                                                            Maxzide 25(R)
      Verapamil Hydrochloride                     3              Anti-hypertensive          Calan(R)
                                                                                            Isoptin(R)
ORAL CONTRACEPTIVE
      Ethynodiol Diacetate &
        Ethinyl Estradiol                         4              Oral contraceptive         Demulen(R)
      Norethindrone &
        Ethinyl Estradiol                         6              Oral contraceptive         Modicon(R)
                                                                                            Brevicon(R)
                                                                                            Ortho-Novum(R)
                                                                                            Norinyl(R)
      Norethindrone & Mestranol                   2              Oral contraceptive         Ortho-Novum(R)
                                                                                            Norinyl(R)
ANALGESIC
      Butalbital, Aspirin,
        Caffeine and Codeine Phosphate            1              Analgesic                  Fiorinal(R) with Codeine
      Fenoprofen Calcium                          3              Anti-inflammatory          Nalfon(R)
      Hydrocodone Bitartrate &
        Acetaminophen                             8              Analgesic                  Vicodin(R)
                                                                                            Lortab(R)
      Indomethacin                                2              Anti-inflammatory          Indocin(R)

HORMONE/HORMONE REGULATOR
      Estradiol                                   3              Hormone replacement        Estrace(R)
      Estropipate                                 4              Hormone replacement        Ogen(R)

OTHER
      Albuterol Sulfate                           3              Asthma                     Proventil(R)
                                                                                            Ventolin(R)
      Cyclobenzaprine Hydrochloride               1              Muscle spasm relief        Flexeril(R)
      Glipizide                                   2              Anti-diabetic              Glucotrol(R)
      Metoclopramide Hydrochloride                1              Pro-motility               Reglan(R)
      Loperamide Hydrochloride                    1              Anti-diarrheal             Imodium(R) A-D

(1) The Company has not marketed four of the products for which it holds approved ANDAs.

In addition, the Company holds an approved NDA for Microzide(TM)
(hydrochlorothiazide) which is manufactured and marketed in a single dosage.

Oclassen Products

         Oclassen currently markets the following five commercial prescription brands in the United States:

         Condylox(R) (podofilox 0.5%) Topical Solution was introduced in the United States by Oclassen in April 1991 and was the first patient-applied topical therapy approved by the FDA for the treatment of external genital warts, the most common viral sexually transmitted disease. Oclassen in-licensed Condylox(R) in 1985, conducted the preclinical studies and clinical trials necessary to file a NDA and, in December 1990, obtained FDA approval. Oclassen believes Condylox(R) therapy is a less invasive and more cost-effective alternative to most other genital wart treatments, such as cryosurgery, laser surgery, caustic topical agents, intralesional injections and excision. Condylox(R) Topical Solution is promoted to dermatologists and urologists by the Oclassen sales force.

         Monodox(R) (doxycycline monohydrate), available in 50 mg and 100 mg capsules, was introduced in the United States by Oclassen in March 1991. In 1990, Oclassen in-licensed the rights to distribute this FDA-approved broad spectrum oral antibiotic in the United States and Canada. In 1995, Oclassen purchased the NDA for Monodox(R). Monodox(R) is promoted primarily for the treatment of acne. Doxycycline, the active component of Monodox(R), has been shown in clinical trials to be as effective as minocycline with an alternative side effect profile. Minocycline is the leading oral antibiotic for acne.

         Cordran(R) (flurandrenolide) is a topical steroid used for the treatment of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses. Oclassen commenced sales of Cordran(R) topical steroid products in September 1992 after Oclassen in-licensed the exclusive United States and Canadian distribution rights to this product line through an agreement with Eli Lilly and Company ("Lilly"). The Cordran(R) formulations include Cordran(R) Cream, Ointment and Lotion as well as Cordran(R) Tape, the only fluorinated steroid-impregnated tape available in the United States. Topical steroids are used for the treatment of skin inflammation and are among the drugs most commonly prescribed by dermatologists.

         Cinobac(R) (cinoxacin) is an oral quinolone anti-infective, available in 250 mg and 500 mg capsules, indicated in the treatment of uncomplicated urinary tract infections. Oclassen commenced sales of Cinobac(R) Capsules in the United States in September 1992, under an agreement with Lilly granting Oclassen exclusive United States and Canadian distribution rights. Oclassen promotes Cinobac(R) primarily to urologists for the outpatient treatment of initial and recurrent urinary tract infections and prophylaxis.

         Cormax(TM) (clobetasol propionate) is a highly potent topical steroid used for the short-term treatment of inflammatory and pruritic manifestations of moderate to severe corticosteroid-responsive dermatoses. Oclassen introduced Cormax(TM) Scalp Application in March 1996 and Cormax(TM) Ointment in June
1996 after in-licensing the U.S. marketing and distribution rights.

Marketing, Distribution and Joint Venture Revenues

         The Company markets its products to drug distributors, pharmaceutical wholesalers, chain drug stores, hospitals, health maintenance organizations and other drug companies. The Company sells its products under the "Watson Laboratories" brand name and intends to increase the percentage of products sold under such brand name in the future. During 1996, six dosages in the hydrocodone bitartrate/acetaminophen product group sold by the Company accounted for approximately 37% of total revenues. In 1995, five dosages in the hydrocodone bitartrate/acetaminophen product group accounted for approximately 44% of the Company's total revenues. In 1994, three dosages in the hydrocodone bitartrate/acetaminophen product group accounted for approximately 52% of the Company's total revenues. For the same period, the loxapine succinate product group accounted for approximately 11% of total revenues. Due to FDA approval of products that will compete with the Company's hydrocodone products group, management anticipates increased price competition with respect to the hydrocodone product line and consequently the Company may experience a reduction in future sales of such products. The Company's primary supplier of raw materials for the hydrocodone product line has been selling finished products at lower prices than the Company's product sales prices. Management is unable to predict whether such sales could have a material adverse effect on the sales of the Company's hydrocodone products.

         The Company's equity in the earnings of Somerset was generated from the sale of one product, Eldepryl(R). Exclusivity on Eldepryl(R) expired in June 1996. Currently, competitors have introduced off-patent products to compete with Eldepryl(R). Management anticipates that the Company's equity in earnings from Somerset will be substantially reduced in 1997 from prior year levels due to increased competition for Eldepryl(R) increased expenditures on research and development in connection with the development of several new products. Somerset is developing an Eldepryl(R) transdermal patch and is currently in Phase III clinical trials on this product. In addition, Somerset is committed to the development of other pharmaceutical products. The loss of exclusivity with respect to these products, and/or the introduction by other companies of additional competitive products, could have a material adverse effect on the operating results and financial condition of the Company. See "Business -- Competition."

         The Company ships products pursuant to purchase orders and does not have any supply agreements with its customers. The Company's business does not experience any significant seasonal variation. No single customer accounted for more than 10% of the Company's total 1996 product sales revenues.

         The Company's newly created brand division has approximately 70 sales and marketing professionals focusing its direct sales efforts on primary care physicians and certain specialized doctors. The sales force markets Microzide(R), Norco(TM) and Zovia(TM) product lines. Microzide(R) is used for the treatment of mild-to-moderate hypertension; Norco(TM) is used for relief of moderate to moderately severe pain; and Zovia(TM) is a branded generic of Demulen(R), an oral contraceptive.

         Oclassen focuses its direct sales efforts on dermatologists. There are an estimated 7,000 dermatologists in the United States and Oclassen believes that these physicians can be effectively reached by a highly focused and experienced sales force. Dermatologists located in areas not covered by an Oclassen field representative are serviced by an in-house telemarketing team. Although Oclassen markets its products to physicians, it distributes its products through major drug wholesalers who supply local pharmacies that fill physician prescriptions.

         Royalty income from RPR's sales of Dilacor XR(R) represented 14.0% of the Company's total revenues in 1996, 14.5% in 1995 and 1.3% in 1994. Royalty income is recognized based on prescriptions written, as defined in the partnership agreement, for the product Dilacor XR(R). Dilacor XR(R) is used for the treatment of hypertension and angina. Revenues under the royalty agreement were $27.2 million in 1996, $22.2 million in 1995 and $1.2 million in 1994. As contractually specified, the royalty percentage earned by Watson in 1994 was 1%, whereas in 1995 and 1996 it was 20%. Dilacor XR(R) lost exclusivity in May 1995. The loss of exclusivity did not have a significant impact on the 1995 and 1996 sales of the product. However, if competitors introduce off-patent versions of this drug, sales of Dilacor XR(R) are likely to decrease, resulting in a corresponding decrease in the Company's royalty income. The Company and RPR intend to launch an off-patent Dilacor XR(R) product, as considered appropriate. The costs and profits from the off-patent product are to be shared equally by the Company and RPR. Actual revenues, costs and profits, from future collaboration, if any, cannot be determined at this time. The Company's agreement with RPR has certain restrictions which may limit the development or marketing of the existing or future products of the Company. To the extent any such restrictions are enforced, such restrictions could affect future revenues.

Marketing Collaborations

         Oclassen has entered into and, when appropriate, intends to pursue, collaborative marketing relationships to address market opportunities not efficiently reached by a focused sales force. Such relationships may include co-promotion and co-marketing arrangements to broaden marketing efforts within the United States to larger physician groups, such as obstetricians, gynecologists and primary care physicians, to market products internationally and to market Oclassen's current products for therapeutic applications outside Oclassen's focus. Such co-promotion arrangements may require Oclassen to pay commissions on sales over certain thresholds and make certain minimum payments for promotion and advertising.

Other Activities

         In 1995, the Company entered into a co-marketing agreement with Creighton Products Corporation ("Creighton"), a division of Sandoz Pharmaceuticals, Inc. This co-marketing agreement was expected to expand the Company's distribution channels by providing Creighton with certain of the Company's off-patent pharmaceutical products for distribution into Creighton's managed care channels. Creighton provided the Company with products for distribution into the Company's wholesaler and distributor channels. This contract was terminated during 1996 in conjunction with the merger of Sandoz Pharmaceuticals, Inc. with Ciba-Geigy, Inc. The Company does not believe the termination of this contract will result in a material loss of income.

SUBSIDIARIES

         The Company's wholly owned subsidiaries include Watson Labs , Circa, Watson (Asia), and Corona Pharmaceuticals, Inc. (currently inactive) and as of February 27, 1997, Oclassen. Upon the anticipated closing of the Royce merger, Royce will become a wholly owned subsidiary. Watson (Asia) owns an 87.5% interest in Changzhou Watson Pharmaceutical Co., Ltd. (Joint Venture A), which is consolidated for financial reporting purposes.

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

         The Company does not know whether any of its developing applications will result in the issuance of any patents or whether any issued patents will provide proprietary protection or be circumvented or invalidated. The Company may be required or may desire to obtain licenses from others to develop, manufacture and market commercially viable products. There can be no assurance that such licenses would be obtainable on commercially reasonable terms or that any licensed patents or proprietary rights would be valid and enforceable.

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

New Drug Application ("NDA")

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

Abbreviated New Drug Application ("ANDA")

         The Drug Price Competition and Patent Term Restoration Act of 1984 (the "1984 Amendments") established a statutory procedure for submission of ANDAs to the FDA. Under the ANDA procedure, the FDA waives the requirement of submitting complete reports of preclinical and clinical studies of safety and efficacy and instead requires bioavailability data illustrating that the off-patent drug formulation is bioequivalent to a previously approved drug. Bioavailability measures the rate and extent of absorption of a drug's active ingredient and its availability at the site of drug action, typically measured through blood levels. An off-patent drug is bioequivalent to the previously approved drug if the rate and extent of absorption of the off-patent drug are not significantly different from that of the previously approved drug. All of the Company's off-patent drug products, including products employing its proprietary drug delivery systems, are subject to the NDA or ANDA approval procedures.

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

         Although to date no significant difficulty has been encountered in obtaining materials required for products and sources of supply are considered adequate, there can be no assurance that the Company will continue to be able to obtain materials as required or at reasonable prices.

         Oclassen contracts for the manufacture of its current products for commercial purposes and intends to do so for future products. This manufacturing strategy enables Oclassen to direct its financial resources to product in-licensing and acquisition, product development and sales and marketing efforts. The manufacturers of Oclassen's products are required by the Federal Food, Drug and Cosmetic Act and by FDA regulations to follow current Good Manufacturing Practices ("cGMP"). Accordingly, Oclassen is dependent upon its contract manufacturers to comply with such requirements or similar standards imposed by foreign regulators. To ensure such compliance, Oclassen quality assurance staff audits Oclassen's contract manufacturing sites and batch records to determine whether products are manufactured in compliance with cGMP requirements and to Oclassen's specifications. The FDA conducts regular inspections and audits of fims subject to cGMP requirements. Although Oclassen has taken all actions that it believes are necessary to assure that it and its contract manufacturers are in compliance with these requirements, there can be no assurance that the FDA or a foreigh regulator would not take action against Oclassen or a supplier or a contract manufacturer for alleged violations of cGMP guidelines or similar standards.

COMPETITION

         The Company competes with off-patent drug manufacturers, brand-name pharmaceutical companies that manufacture or market off-patent drugs, the original manufacturers of brand-name drugs that continue to produce such drugs after patent expirations or introduce generic versions of their branded products, and manufacturers of new drugs that may compete with the Company's off-patent drugs. The Company's proprietary drugs compete with products developed by numerous pharmaceutical and biotechnology companies. The Company's competitors vary depending upon product categories and, within each product category, upon dosage strengths. Such competitors include the major brand name and off-patent manufacturers of pharmaceuticals doing business in the United States. Many competitors have been in business for a longer period of time than the Company, have a greater number of products on the market and have greater financial and other resources.

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

         The Company expects its proprietary products approved for sale to compete primarily on the basis of product efficacy, safety, patient convenience, reliability, availability, price and patent position. There can be no assurance that product introductions or developments by others will not render the Company's products or technologies noncompetitive or obsolete.

        Oclassen competes with numerous pharmaceutical companies and research groups engaged in the research and development of products targeted at diseases or conditions addressed by Oclassen's current and potential products. There can be no assurance that such competitors will not complete the development and regulatory process sooner and, therefore, market their products earlier than Oclassen. Watson and Oclassen believes that key competitive factors include Oclassen's continued ability to attract and retain skilled and experienced personnel, to develop and secure the rights to pharmaceutical products and compounds and to exploit these products and compounds commercially prior to the development of competitive products by others. Intense competition for highly qualified scientific, technical and managerial personnel is expected to continue in the pharmaceutical industry.

PERSONNEL

         As of December 31, 1996, the Company had 515 full-time employees, including 14 employees who hold Ph.D.s or M.D.s. Of the Company's employees, 78 are engaged in research and development (including 9 with Ph.D.s), 237 in manufacturing, 106 in quality assurance and quality control (including 2 with Ph.D.s) and 94 in administration, marketing, finance and human resources (including 2 with Ph.D.'s and 1 M.D.). As of December 31, 1996, Oclassen had 106 full-time employees (including 4 with Ph.D.'s). No employee is represented by a union, and the Company and Oclassen have never experienced a work stoppage.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements which may be deemed to have been made in this Report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the timely development, FDA approval and market acceptance of the Company's products; the products producing royalties for the Company; the products being developed and marketed by the Company's joint ventures; and other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings. In addition, the U.S. off-patent drug industry is highly competitive, with pricing determined by many factors including the number and timing of product introductions. Although the price of an off-patent product generally declines over time as competitors introduce additional versions of the product, the actual degree and timing of price competition is not predictable.

ITEM 2.  PROPERTIES

         The Company's manufacturing facilities and quality control laboratories (excluding oral contraceptives) are located in an approximately 165,000 square foot building located at 132 Business Center Drive in Corona, California. The production and packaging of oral contraceptives and certain other products are located in a 30,000 square foot building at 100 Business Center Drive in Corona, California, which is leased by the Company pursuant to a long-term lease from an entity controlled by affiliates of the Company. The Company leases from an independent lessor approximately 26,000 square feet for a warehouse facility in a third building at 341 Bonnie Circle, Corona, California. In addition, it has leased for approximately one year from an independent lessor, an industrial building consisting of approximately 21,971 square feet used as a warehouse facility at 137 N. Vander Street, Corona, California.The Company also owns an approximately 100,000 square foot building at 311 Bonnie Circle, Corona, California which is used as the Company's research and development facility, a warehouse/distribution facility and as its principal executive offices. The Company's manufacturing facilities comply with cGMP standards. The Company has received licenses from the California Department of Health and Human Services and the DEA for the manufacture of drug products.

         The Company has leased for approximately one year from an independent lessor, 3,141 square feet used for sales and marketing offices at Glenpointe Centre West, 500 Frank W. Burr Boulevard, Teaneck, New Jersey. The Company has also leased for approximately one year from an independent lessor, 480 square feet used for sales offices at 2340 East Trinity Mills Road, Carrollton, Texas.

         The Company also owns manufacturing, warehouse and office facilities occupying approximately 162,000 square feet in Copiague, New York. The Company has a 60% interest in a company that owns a 26,000 square foot microencapsulation facility which is located outside of Dayton, Ohio.

         In connection with the Oclassen Merger Agreement, the Company assumed Oclassen's lease of its main facility which occupies approximately 23,800 square feet at 100 Pelican Way, San Rafael, California. The lease continues through December 2002 and contains a renewal option of five years.

         In conjunction with the Company's joint ventures with Changzhou, the Company has commenced construction and development of a 90,000 square foot manufacturing facility to be completed during 1997 in Changzhou City, People's Republic of China.

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

         Settlement of Reeves Litigation

         In January 1995, Circa received a complaint naming it as a defendant in an action captioned Lela Reeves V. Circa Pharmaceuticals, Inc., No. 94-436678 (Circuit Court, Wayne County, Michigan). This action was brought as a putative class action pursuant to Michigan State law. Plaintiff alleged that she was a consumer of a generic version of Hydergine manufactured by Circa under the generic name Ergoloid Mesylates, and that between 1987 and 1991 she was induced to purchase Ergoloid Mesylates tablets that were not validly approved by the FDA and/or not manufactured in accordance with FDA approvals, and which were neither safe nor effective. Predicated on these allegations, plaintiff sought recovery for herself and on behalf of a purported class consisting of all persons who purchased Ergoloid Mesylates, by asserting causes of action for common-law fraud, breach of contract, illegality of contract, constructive trust, and exemplary damages. Plaintiff sought damages in the form of (i) reimbursement for prescription expenses incurred in purchasing Ergoloid Mesylates, (ii) an accounting of all profits, (iii) other, unspecified economic damages, and (iv) exemplary damages. This matter was settled by the payment of $425,000 by Circa pursuant to an order and final judgment that was issued on February 12, 1997, dismissing all claims against Circa.

         Pending Litigation

         In October 1995, a putative class action complaint captioned Jimmy Jackson v. Circa Pharmaceuticals, Inc., et al., was filed against Circa, Lawrence Raisfeld and Robert Shulman, former presidents of Circa, and Roger Jordan, president of Vitarine Pharmaceuticals ("Vitarine") in the Circuit Court of Tallapoosa County, Alabama. The action was filed individually and on behalf of a class comprised of all residents of the State of Alabama who (a) purchased Dyazide that was manufactured by Circa or Vitarine during the period 1988 to 1989; (b) purchased Dyazide from a vendor other than Circa or Vitarine; and (c) purchased the Dyazide for resale purposes only. The action alleges that the defendants conspired and combined to fix the price of Dyazide during 1988 and 1989. In April 1996, the court denied Circa's motion to dismiss and, over Circa's objection, granted class certification of a group of Alabama retail pharmacists. The parties to this action are presently conducting discovery. Circa intends to vigorously defend this action.

         In August 1996, Somerset, filed a complaint against the FDA entitled Somerset Pharmaceuticals, Inc. v. Donna Shalala, et. al. in the United States District Court for the District of Delaware. The complaint requested injunctive and declaratory relief and a review of agency action, and Somerset simultaneously requested a temporary restraining order ("TRO") in connection with the approval by the FDA of three tablet-form competitors to Somerset's Eldepryl(R) capsule product. Somerset maintains that such approval should not have been granted by the FDA because the tablets were not approved in accordance with law. The District Court denied Somerset's request for a TRO and scheduled a hearing on the preliminary injunction for February 18, 1997 that was subsequently continued pending the receipt by the court of additional information from the parties. Novopharm Limited, the maker of one of the approved tablets, filed a motion with the District Court to intervene in the action, which motion was denied.

         Based on the information currently available and through consultation with outside counsel, the Company does not believe that the resolution of any of these pending matters will have a material adverse effect on the Company's future operations or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                                           Principal Occupation and Position
Name                        Age            and Office with Registrant
----                        ---            --------------------------
Allen Chao, Ph.D.            51            Chairman of the Company since May 1996, Chief
                                           Executive Officer of the Company since
                                           1983, and is a co-founder of the Company.

Melvin Sharoky, M.D.         46            President of the Company since July 1995, Chief
                                           Executive Officer and President of Circa since
                                           1993 and President of Somerset since July 1995.

David C. Hsia, Ph.D.         52            Senior Vice President of Scientific Affairs, has
                                           served as a Vice President of the Company since
                                           1984, and is a co-founder of the Company.


         The executive officers of the Company are elected annually by the Board of Directors, hold office until their successors are chosen and qualify, and may be removed at any time by the affirmative vote of a majority of the Board. The Company has employment agreements with each of the executive officers. David C. Hsia is the brother-in-law of Allen Chao. There are no other family relationships between any director or executive officer of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "WATS." The following table sets forth the range of quarterly high and low price information for the indicated periods of the years ended December 31, 1996 and 1995:

Fiscal 1996         High           Low
-----------        -------       -------
First              $49.500       $37.000
Second             $48.500       $36.500
Third              $40.000       $26.000
Fourth             $46.000       $31.750

Fiscal 1995
-----------
First              $33.250       $20.000
Second             $40.250       $28.500
Third              $44.500       $32.380
Fourth             $50.500       $39.500

         As of February 28, 1997, there were 1,993 stockholders of record.

         A wholly owned subsidiary of the Company paid a cash dividend in 1990. The Company has never paid cash dividends on its common stock and does not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends and the amount paid, if any, will be subject to the discretion of the Company's Board of Directors and will necessarily be dependent on the earnings and financial condition of the Company and any other factors the Board of Directors may consider relevant.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       SELECTED CONSOLIDATED FINANCIAL DATA (1)
                                                                      (In Thousands, Except Earnings Per Share)

                                                                         For the Years Ended December 31, (1)
                                                        ------------------------------------------------------------------
                                                            1996           1995           1994         1993         1992
                                                          ---------      ---------      --------     --------     ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
     Product sales                                        $ 166,958      $ 130,688      $ 93,649     $ 70,838     $  34,773
     Royalty income                                          27,162         22,247         1,209
                                                          ---------      ---------      --------     --------     ---------
        Total revenues                                      194,120        152,935        94,858       70,838        34,773
                                                          ---------      ---------      --------     --------     ---------
     Cost of revenues                                        77,039         64,996        48,972       39,207        23,291
     Research and development                                16,490         18,573        18,980       15,085         8,217
     Selling, general and administrative                     17,882         17,030        13,342       15,682        14,944
     Merger expenses (2)                                                    13,939
                                                          ---------      ---------      --------     --------     ---------
        Total operating expenses                            111,411        114,538        81,294       69,974        46,452
                                                          ---------      ---------      --------     --------     ---------
        Operating income                                     82,709         38,397        13,564          864       (11,679)
     Equity in earnings of joint ventures                    17,909         22,766        24,968       24,688        20,712
     Investment and other income (3)                          8,555         11,594         6,542       16,879         2,871
     Gain from (provision for) legal settlements (4)                                       2,299       (6,297)
     Partnership loss (5)                                                                              (7,644)      (15,598)
                                                          ---------      ---------      --------     --------     ---------
                                                             26,464         34,360        33,809       27,626         7,985
                                                          ---------      ---------      --------     --------     ---------
        Income (loss) before provision (benefit)
            for income taxes                                109,173         72,757        47,373       28,490        (3,694)
     Provision (benefit) for income taxes (6)                35,875         24,867        10,828      (21,927)        2,396
                                                          ---------      ---------      --------     --------     ---------
     Net income (loss)                                    $  73,298      $  47,890      $ 36,545     $ 50,417     $  (6,090)
                                                          =========      =========      ========     ========     =========
PER SHARE DATA: (7)
     Earnings (loss) per common and common
        equivalent share                                  $    1.95      $    1.29      $   1.00     $   1.42     $   (0.18)
                                                          =========      =========      ========     ========     =========
Weighted average number of common and common
     equivalent shares outstanding                           37,664         37,143        36,515       35,504        32,938
                                                          =========      =========      ========     ========     =========

                                                                                     December 31, (1)
                                                          -----------------------------------------------------------------
                                                            1996            1995          1994         1993          1992
                                                          ---------      ---------      --------     --------     ---------
CONSOLIDATED BALANCE SHEET DATA:
     Current assets                                       $ 279,597      $ 197,634      $172,912     $155,025     $  57,118
     Working capital                                        258,243        168,812       154,661      131,943        31,534
     Total assets                                           419,597        322,121       262,316      235,672       130,516
     Long-term debt and capitalized lease obligations         2,904          3,577         5,058        2,143         3,991
     Deferred tax liabilities                                12,226
     Deferred partnership liability                                                       14,033       15,242         7,598
     Total stockholders' equity                             382,712        289,035       223,370      185,081        77,872

(1) The Company merged with Circa in July 1995. The transaction was accounted for as a pooling of interests, and accordingly, the consolidated financial data presented includes the accounts of Circa for all periods presented.

(2) The costs associated with the merger of Circa resulted in a one-time charge of approximately $13.9 million during 1995.

(3) Included in investment and other income for the years ended December 31, 1995, 1994, 1993 and 1992 were gains from the sales of the common stock of Marsam Pharmaceuticals, Inc. ("Marsam") of $6.2 million, $3.2 million, $14.5 million and $1.1 million, respectively. The Company disposed of its investment in Marsam during 1995.

(4) The gain from and (provision for) legal settlements resulted from the settlements of and reserve for various lawsuits in which the Company was a defendant. The majority of these now-settled lawsuits were initiated during 1990 and 1991.

(5)      See Note 6 of the Company's Notes to Consolidated Financial Statements.

(6) In 1993, as a result of the Company's 1995 merger with Circa, an income tax benefit of $29.8 million was recorded which was the result of the reduction in the valuation allowance related to net deferred tax assets. These net deferred tax assets resulted principally from net operating loss carryforwards and tax credit carryforwards generated by Circa prior to its merger with the Company. Previously, these net deferred tax assets were fully reserved by Circa.

(7)      The merger between the Company and Circa resulted in the exchange of
         0.86 of a share of the Company common stock for each share of Circa common stock. The computation of earnings (loss) per share is based on the weighted average number of common shares outstanding, including the dilutive effect of the assumed exercise of all outstanding stock options and warrants. The weighted average number of common shares outstanding was adjusted to reflect the merger exchange ratio. Fully diluted earnings per share is not materially different from primary earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995. The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements which may be deemed to have been made in this Report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the timely development, FDA approval and market acceptance of the Company's products; the products producing royalties for the Company; the products being developed and marketed by the Company's joint ventures; and other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings. In addition, the U.S. off-patent drug industry is highly competitive, with pricing determined by many factors including the number and timing of product introductions. Although the price of an off-patent product generally declines over time as competitors introduce additional versions of the product, the actual degree and timing of price competition is not predictable.


GENERAL

         The Company has historically derived its revenues from the manufacture and sale of off-patent pharmaceutical products. While sales of off-patent products continue to be the primary revenue source, certain developments have occurred which have augmented the Company's revenue mix. Product sales of off-patent medications accounted for approximately 98.7% of total revenues in 1994; 85.5% in 1995; and 86.0% in 1996. The significant change in the revenue mix from 1994 to 1995 and 1996 was largely due to an increase in the contractual royalty rate from 1% in 1994 to 20% in 1995 and 1996 earned by the Company on sales of Dilacor XR(R) by Rhone-Poulenc Rorer Inc. ("RPR"). Dilacor XR(R) lost patent exclusivity in May 1995. Although the Company's royalty revenue in 1995 and 1996 was not significantly impacted by this event, royalty revenue may decline in the future as competitors introduce off-patent versions of this drug into the marketplace. It is the Company's intention to launch an off-patent version of Dilacor XR(R) as competition intensifies. Any future off-patent Dilacor XR(R) profits are expected to be shared equally by the Company and RPR. Actual revenues, costs and profits, however, from future collaboration, if any, cannot be determined at this time. The Company's joint venture arrangement with RPR has certain restrictions which may limit the development or marketing of future products competitive with the Dilacor XR(R) product line as stated in the agreement. To the extent any such restrictions are enforced, such restrictions could affect future revenues.

         In July 1995, the Company completed its merger with Circa Pharmaceuticals, Inc. ("Circa"). The merger, accounted for as a pooling of interests for accounting purposes and a tax-free reorganization for income tax purposes, augmented the Company's revenue base, enhanced the Company's manufacturing capabilities and increased its product development program, particularly in the area of proprietary products.

         In 1989, Circa and RPR were partners in the development of Dilacor XR(R). In connection with the Dilacor XR(R) development, Circa incurred a liability to the partnership reflecting the Company's share of development and operating costs. At December 31, 1993, the liability to the partnership was $15.2 million. The partnership agreement was amended in April 1993, so that after September 1993, the Company earns a royalty from RPR's sales of Dilacor XR(R). The amended partnership agreement also provides that all royalties earned will be used first to offset the partnership liability and royalties in excess of the partnership liability will be remitted to the Company. As royalties were earned in 1994 and 1995, the partnership liability was reduced per the terms of this agreement. This liability was eliminated in 1995. At December 31, 1996 and 1995 the Company had recorded royalty receivables of $5,554 and $8,205, respectively.

         Dilacor XR(R) is used for the treatment of hypertension and angina. The amended agreement with RPR also provides that royalty income be determined based upon market demand for the product, as evidenced by prescriptions written, as defined. Revenues under this royalty agreement were $27.2 million in 1996, $22.2 million in 1995 and $1.2 million in 1994. The Company's royalty income from RPR's sales of Dilacor XR(R) represented 14.0% of total revenues in 1996, 14.5% in 1995 and 1.3% in 1994. As contractually specified, the royalty percentage earned by the Company in 1994 on RPR's sales of Dilacor XR(R) was 1%, whereas in 1995 and 1996, it was 20%. The royalty rate increases in 1997 to 22% and is reduced to 3% after 2000. Royalties are remitted to the Company on a quarterly basis.

         The Company owns a 50% equity interest in Somerset Pharmaceuticals, Inc. ("Somerset"), which markets Eldepryl(R) for the treatment of Parkinson's disease. The Company recorded equity in earnings from this joint venture of

$20.1 million in 1996, $24.8 million in 1995, and $25.1 million in 1994. Orphan drug exclusivity expired for Eldepryl(R) in June 1996. During 1996, the Company experienced a decrease in earnings from Somerset due to increased competition for Eldepryl(R) and increased research and development spending. Management anticipates that the Company's equity in earnings from Somerset will be reduced by approximately 30% to 50% in 1997 from prior year levels due to increased competition for Eldepryl(R) and Somerset's increased expenditures on research and development in connection with the development of several new products.

         In July 1994, the Company and Andrx formed a joint venture, ANCIRC, to develop off-patent pharmaceutical products utilizing Andrx's controlled-release technology. During 1995, the terms of the ANCIRC joint venture agreement were amended whereby the Company and Andrx became equal partners in the sharing of costs and profits in the ANCIRC joint venture. Previously, the Company was responsible for 40% of the costs and profits of ANCIRC. The Company utilizes the equity method to account for this joint venture and recognized losses from ANCIRC of approximately $2.0 million, $1.7 million and $0.2 million in 1996, 1995, and 1994 respectively.

         The Company continues to expand its research and development efforts in the area of proprietary product development through joint ventures, product acquisitions and strategic alliances. The Company also continues to seek opportunities to broaden its technology platform and to invest in new products, technologies or businesses that are consistent with its strategy to focus on niche or technically difficult to duplicate products. This strategy was evidenced by the Company's increased investment in Andrx. In October 1995, the Company purchased additional Andrx common stock for approximately $15.6 million, increasing its ownership to 19.5% of the total outstanding common stock of Andrx. On June 14, 1996, Andrx completed its initial public offering of common stock effectively reducing the Company's ownership interest to approximately 15.6% at December 31, 1996.

         The foregoing management's discussion and analysis of financial condition and results of operations relating to the Company, and all other information contained in this Form 10-K relating to the Company, unless otherwise expressly provided, excludes information relating to Oclassen Pharmaceuticals, Inc. ("Oclassen") and Royce Laboratories, Inc. ("Royce") (as discussed below).

Recent Developments

         On September 25, 1996, Watson entered into the Oclassen merger agreement, as amended effective November 14, 1996 and December 31, 1996. Pursuant to the Oclassen merger agreement, effective February 27, 1997, Oclassen was merged with a subsidiary of Watson created for the purpose of effectuating the merger, with Oclassen surviving as a wholly owned subsidiary of Watson. Oclassen develops and markets specialty prescription pharmaceuticals to prevent and treat skin diseases and markets these products to dermatologists. Oclassen in-licenses pharmaceutical products, which have been developed beyond the initial discovery phase from domestic and foreign pharmaceutical companies and from universities and research institutions. Oclassen completes the product formulation and any preclinical development, conducts clinical trials and brings dermatological products through the required regulatory approval process and into the market. Oclassen markets its products through its 60-person nationwide direct sales force. The Company and Oclassen believe that its in-licensing, development and marketing strategy reduces the time, risks and costs associated with product development and marketing.

         The merger was consummated on February 27, 1997. To consummate the transaction, Watson exchanged approximately 3.3 million shares of common stock for all of the outstanding common stock of Oclassen. The Company will account for the Oclassen merger as a pooling of interests for accounting purposes and believes that the merger qualifies as a tax-free reorganization for federal income tax purposes.

         On December 24, 1996, Watson entered into the Royce merger agreement. Pursuant to the Royce merger agreement, Royce agreed to merge with a subsidiary of Watson created for the purpose of effectuating the merger, with Royce surviving as a wholly owned subsidiary of Watson. Royce develops, manufactures and markets off-patent prescription drugs in solid dosage forms (tablets and capsules). At present, Royce manufactures and markets 20 off-patent prescription drugs in 42 dosage strengths and has received approvals on an additional drug in 3 dosage strengths that it has not yet commenced manufacturing and marketing. Additionally, Royce has ANDAs pending with the FDA for 9 new products in 15 dosage strengths.

         At the effective time of the Royce merger, Royce stockholders will receive an aggregate of up to approximately 2.6 million shares of Watson common stock in exchange for all of the outstanding common stock of Royce. It is intended that the Royce merger will qualify as a pooling of interests for accounting purposes and a tax-free reorganization for federal income tax purposes. The Royce merger agreement may be terminated and the Royce merger abandoned if the Royce merger has not occurred by April 30, 1997. The Royce stockholders' meeting has been scheduled for April 16, 1997, and if approved, the Royce merger will close the next day.

         On March 7, 1997, Somerset received notice from taxing authorities that it may be subject to approximately $9.0 million (50% of which would be Watson's share) of additional income tax and interest charges that have not been accrued as of December 31, 1996. Management of Somerset believes that it has complied with all relevant tax laws and intends to vigorously defend its position on this matter. Any adverse outcome of this matter may effectively reduce Watson's equity in earnings from joint ventures during 1997.

         The Company's future results of operations will depend to a significant extent upon its ability to introduce new off-patent and proprietary pharmaceutical products. Future operating results may vary significantly on an annual or quarterly basis depending on the timing of, and the Company's ability to obtain, FDA approvals of ANDAs and NDAs for such products and FDA approvals for shipment of such products. Newly introduced off-patent products with limited or no off-patent competition are typically sold at higher prices, often resulting in increased gross profit margins. As competition from other manufacturers intensifies, selling prices typically decline. The Company's future operating results may also be affected by a variety of additional factors, including customer purchasing practices and changes in the degree of competition affecting the Company's products. The loss of exclusivity with respect to Eldepryl(R) and Dilacor XR(R) and/or the introduction by other companies of additional competitive products, could have a material adverse effect on the operating results and financial condition of the Company.

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

                                                                     Years Ended December 31,
                                              -------------------------------------------------------------------
                                                      1996                    1995                    1994
                                              --------------------    --------------------    -------------------
                                                  $           %           $           %          $           %
                                              --------     -------    --------     -------    -------     -------
Revenues:
     Product sales                            $166,958        86.0%   $130,688        85.5%   $93,649        98.7%
     Royalty income                             27,162        14.0%     22,247        14.5%     1,209         1.3%
                                              --------     -------    --------     -------    -------     -------
        Total revenues                         194,120       100.0%    152,935       100.0%    94,858       100.0%
                                              --------     -------    --------     -------    -------     -------
Operating expenses:
     Cost of revenues                           77,039        39.7%     64,996        42.5%    48,972        51.6%
     Research and development                   16,490         8.5%     18,573        12.1%    18,980        20.0%
     Selling, general and administrative        17,882         9.2%     17,030        11.1%    13,342        14.1%
     Merger expenses                                                    13,939         9.1%
                                              --------     -------    --------     -------    -------     -------
        Total operating expenses               111,411        57.4%    114,538        74.8%    81,294        85.7%
                                              --------     -------    --------     -------    -------     -------
Operating income                                82,709        42.6%     38,397        25.2%    13,564        14.3%
Other income:
     Equity in earnings of joint ventures       17,909         9.2%     22,766        14.9%    24,968        26.3%
     Investment and other income                 8,555         4.4%     11,594         7.6%     6,542         6.9%
     Gain from legal settlements                                                                2,299         2.4%
                                              --------     -------    --------     -------    -------     -------
        Total other income, net                 26,464        13.6%     34,360        22.5%    33,809        35.6%
                                              --------     -------    --------     -------    -------     -------
Income before provision for income taxes       109,173        56.2%     72,757        47.7%    47,373        49.9%
Provision for income taxes                      35,875        18.5%     24,867        16.3%    10,828        11.4%
                                              --------     -------    --------     -------    -------     -------
Net income                                    $ 73,298        37.7%   $ 47,890        31.4%   $36,545        38.5%
                                              ========     =======    ========     =======    =======     =======

YEARS ENDED DECEMBER 31, 1996 AND 1995

         Revenues for the year ended December 31, 1996 were $194.1 million compared to $152.9 million for the year ended December 31, 1995, an increase of $41.2 million or 26.9%. The increase in revenues was composed of a $36.3 million increase in product sales and a $4.9 million increase in royalty income. The increase in product sales was due to (i) sales of products introduced in 1996 which totaled $26.1 million; (ii) a $24.9 million increase in sales relating to products introduced during the fourth quarter of fiscal 1995, and (iii) a net increase in sales of the Company's other core products, defined generally as products available in the market place for at least twelve months. These increases were partially offset by decreased sales of certain strengths of Hydrocodone products.

         Royalty income increased 22.1% in 1996 as compared with 1995 due to increased demand for Dilacor XR(R), which lost its exclusivity in May 1995. The loss of exclusivity did not have a significant impact on 1996 and 1995 sales of Dilacor XR(R). However, if competitors introduce generic versions of this drug, sales of Dilacor XR(R) are likely to decrease, resulting in a corresponding decrease in the Company's royalty income. The royalty percentage on RPR's sales of Dilacor XR(R) will increase to 22% of sales, as defined, in the years ending December 31, 1997 through 2000 and decline to 3% thereafter.

         Cost of revenues increased $12.0 million, or 18.5% to $77.0 million for the year ended December 31, 1996 from $65.0 million for the year ended December 31, 1995. Cost of revenues were 46.1% of product sales in 1996 compared to 49.7% in 1995. Gross profit margins increased to 53.9% in 1996 from 50.3% in 1995. This favorable increase was due to higher than average gross margins earned on the sales of certain core products and new products introduced during 1996.

         Research and development expenses decreased slightly from $18.6 million in 1995 to $16.5 million in 1996. Following the merger with Circa, the Company integrated the two research and development departments of Watson and Circa into one, eliminating duplication and therefore achieving a focused strategy. The Company expects that 1997 research and development expenses will be higher than 1996 research and development expenses as the Company pursues the development of off-patent and proprietary pharmaceutical products.

         Selling, general and administrative expenses were consistent with the prior year increasing slightly from $17.0 million in 1995 to $17.9 million in 1996. As a percentage of revenues, these costs decreased from 11.1% to 9.2% from 1995 to 1996, respectively, which reflected management's efforts to control costs and the fact that the Company's growth in revenues outpaced the growth in selling, general and administrative expenses.

         The Company expects that 1997 selling, general and administrative expenses will be significantly higher than those incurred in 1996 as a result of the Company receiving FDA approval to manufacture and market two brand products. These products represent the Company's first internally manufactured and marketed brand products. The marketing and selling of brand products calls for significantly different tactics than those employed solely for off-patent products. In anticipation of this, Watson formed a brand marketing and sales division in 1996. The Company has hired approximately 70 sales and marketing personnel, the majority during the fourth quarter of 1996 and through the first quarter of 1997.

         In connection with the merger with Circa, the Company recorded a one-time $13.9 million charge for costs incurred related to the merger in 1995. These costs included investment banking fees and other costs related to the consolidation of operations between the two companies. No such expenses were recorded in 1996.

         Equity in earnings from joint ventures decreased $4.9 million or 21.3% to $17.9 million in 1996 compared to $22.8 million in 1995. The two most significant ventures included in this earnings amount are Somerset and ANCIRC. Equity in earnings from Somerset decreased from $24.8 million in 1995 to $20.1 million in 1996 in part due to the loss of exclusivity for Eldepryl(R) in June 1996, and in part to increased research and development expenditures in support of the Phase III clinical trials on a transdermal Eldepryl(R) patch. During 1996, three competitors introduced generic tablets to compete with Eldepryl(R) capsules. The loss of exclusivity with respect to this product, and/or the introduction by other companies of additional competitive products, could have a material adverse effect on the operating results and financial condition of the Company. The Company's portion of ANCIRC's losses increased slightly from $1.7 million in 1995 to $2.0 million in 1996.

         Investment and other income decreased $3.0 million or 26.2% to $8.6 million in 1996 from $11.6 million in 1995. This decrease was due to the recognition of a $6.2 million gain from the sale of Marsam Pharmaceuticals, Inc. ("Marsam") common stock, a stock held for investment purposes in 1995, partially offset by an increase in interest income in 1996 which resulted from higher short-term interest rates on a larger base of invested cash.

         The provision for income taxes increased to $35.9 million in 1996, compared to $24.9 million in 1995. The effective income tax rates were 32.9% and 34.2% for the years ended December 31, 1996 and 1995, respectively. The decrease in the Company's effective income tax rate was due primarily to the non-deductibility of a significant portion of merger expenses recognized in 1995.

         Net income increased to $73.3 million in 1996 from $47.9 million in 1995. As a percentage of revenues, net income increased to 37.7% in 1996 from 31.4% in 1995 principally due to (1) revenue growth and continued cost control efforts during 1996 and (2) the one-time merger expenses related to the merger with Circa in 1995.

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

         The increase in royalty income was attributable to an increase in market demand for Dilacor XR(R) and to the increase in the royalty percentage on sales of Dilacor XR(R) from 1% in 1994 to 20% in 1995. The royalty percentage on Dilacor XR(R) will increase to 22% in the years ending December 31, 1997 through 2000 and then decline to 3% thereafter.

         Cost of revenues increased $16.0 million to $65.0 million for the year ended December 31, 1995 (an increase of 32.7%). Cost of revenues were 49.7% of product sales in 1995 compared to 52.3% in 1994. This favorable decrease was due to a combination of higher than average gross margins earned on certain core products and new products introduced during 1995.

         Research and development expenses were consistent with the prior year, decreasing slightly from $19.0 million in 1994 to $18.6 million in 1995, despite increasing research and development efforts in the area of proprietary pharmaceuticals. Following the merger with Circa, the Company began integrating the two research and development departments into one, eliminating duplication and therefore achieving a focused strategy.

         Selling, general and administrative expenses increased 27.6% to $17.0 million for 1995 from $13.3 million in 1994. The increase in such expenses is largely attributable to increased marketing and selling expenses associated with new product introductions and an increase in administrative support due to the overall growth of the Company. As a percentage of revenues, these costs decreased from 14.1% to 11.1% from 1994 to 1995, respectively, which reflected management's efforts to control costs and the fact that the Company's growth in revenues outpaced the growth in selling, general and administrative expenses.

         In connection with the merger with Circa, the Company recorded a one-time $13.9 million charge in 1995 for costs incurred related to the merger. These costs included investment banking fees and other costs related to the consolidation of operations between the two companies.

         Equity in earnings from joint ventures decreased 8.8% (or $2.2 million) to $22.8 million in 1995 compared to $25.0 million in 1994. The two most significant ventures included in this earnings amount are Somerset and ANCIRC. Equity in earnings from Somerset decreased slightly from $25.1 million in 1994 to $24.8 million in 1995. The Company's portion of ANCIRC's losses increased from $220,000 in 1994 to $1.7 million in 1995. In October 1995, the Company amended its joint venture agreement with Andrx and became equal partners in ANCIRC. Previously, the Company recognized 40% of the costs and profits from ANCIRC.

         Included in investment and other income in 1995 was a $6.2 million gain from the sale of Marsam common stock, as compared to a $3.2 million gain in 1994. During 1995, the Company disposed of its remaining investment in Marsam common stock. In addition, during 1994, the Company recognized a one-time gain from legal settlements of $2.3 million. The balance of the increase in investment and other income in 1995 as compared to 1994, was due to higher short-term interest rates on a larger base of invested cash.

         The provision for income taxes increased to $24.9 million in 1995, compared to $10.8 million in 1994. The effective income tax rates for the years ended December 31, 1995 and 1994 were 34.2% and 22.9%, respectively. This increase was primarily attributable to increased taxable income and the non-deductibility of a significant portion of merger expenses recognized in 1995.

         Net income increased to $47.9 million in 1995 from $36.5 million in 1994. As a percentage of revenues, net income decreased to 31.4% in 1995 from 38.5% principally due to the one-time merger expenses related to the merger with Circa and the higher effective income tax rate in 1995. Exclusive of non-recurring merger expenses of $13.9 million, a third quarter gain of $6.2 million from the gain on sale of Marsam common stock and the income tax effect of such items, net income for 1995 would have been $57.0 million or $1.54 per share.

LIQUIDITY AND CAPITAL RESOURCES

         As the Company has grown during the last three years, its overall liquidity requirements have increased. The significant increase in accounts receivable, inventories, and investment in property and equipment have been financed primarily by cash flows from operating activities and from the Company's public offerings in 1993. The net proceeds from these offerings were used primarily for working capital and investments in Andrx and other joint ventures. The balance was invested in short-term marketable securities during 1994, 1995 and 1996.

         The Company has experienced a significant increase in accounts receivable balances over the last three years. This growth has been caused primarily by increased product sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potentially uncollectible accounts. Actual losses have been within management's expectations.

         The Company's working capital increased from $168.8 million at December 31, 1995 to $258.2 million at December 31, 1996. This $89.4 million increase was primarily due to increased cash flow from operations. Net cash provided by all sources in 1996 was $56.0 million compared to $21.0 million in 1995. The increase was primarily attributable to the Company's 1996 net income of $73.3 million, proceeds from exercise of stock options of $5.2 million, offset by capital expenditures of $10.2 million and net purchases of marketable securities of $37.4 million.

         The Company expects to invest approximately $12.7 million in capital expenditures in 1997.

         At December 31, 1996, the Company had a note payable outstanding of approximately $3.6 million. This is comprised of a single, unsecured term loan with interest at a fixed rate of 8.1% and payments due monthly through August 2001. In addition, a credit facility of $36.0 million is currently available to the Company, comprised of (i) a $20.0 million revolving, unsecured line of credit, (ii) a $6.0 million revolving, unsecured equipment line of credit with a term repayment option and (iii) a $10.0 million non-revolving, line of credit with a term repayment option. The Company has made no borrowings against this credit facility.

         The Company's cash and marketable securities totaled $211.0 million at December 31, 1996. The Company anticipates that its current cash and amounts available under its bank financing agreement will be sufficient to fund its short-term working capital requirements and enable the Company to continue its operations on long-term basis. To the extent that additional capital resources are required, such capital may be raised through bank borrowings, equity offerings, or other means.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended December 31, 1996, 1995 and 1994.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The information concerning directors of the Company required under this
Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS

         The information concerning executive officers of the Company required under this Item is provided under Item 4 A.

ITEM 11. EXECUTIVE COMPENSATION

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1996.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS

         The following are included herein under Item 8:
                  Reports of Independent Accountants.
                  Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Income for each of the three years in the period ended December 31, 1996.
                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996.
                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.
                  Notes to Consolidated Financial Statements.

(a) 2.   FINANCIAL STATEMENT SCHEDULES:

         II.      Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

EXHIBIT
NO.                                   DESCRIPTION
--------------------------------------------------------------------------------
  2.1 Agreement and Plan of Merger among the Company, Gum Acquisition Corp. and Circa Pharmaceuticals, Inc., filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 Reg. No. 33-60211 ("33-60211") and hereby incorporated by reference.

  2.2 Agreement and Plan of Merger among the Company, Opalacq Co. and Oclassen Pharmaceuticals, Inc. dated as of September 25, 1996, as amended effective November 14, 1996, and as amended effective December 31, 1996, filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 Reg. No. 333-16275 ("333-16275") and hereby incorporated by reference.

  2.2 Agreement and Plan of Merger among the Company, Dolphins Acquisition Corp. and Royce Laboratories, Inc. dated as of December 24, 1996, filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4 Reg. No. 333-20029 ("333-20029") and hereby incorporated by reference.

  3.1 Articles of Incorporation of the Company and all amendments thereto, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and Exhibit 3.1(A) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and hereby incorporated by reference.

  3.2    Bylaws of the Company, as amended as of July 18, 1995, filed as Exhibit
         3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.

  4.1 Loan Agreement between the Company, its subsidiaries and Bank of America NT & SA dated August 19, 1994, filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and hereby incorporated by reference.

  4.1(a) Amendment to loan agreement between the Company, its subsidiaries and Bank of America NT & SA dated as of February 26, 1996, filed as Exhibit
         4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and hereby incorporated by reference.

  4.1(b) Amendment to loan agreement between the Company, its subsidiaries and Bank of America NT & SA dated as of December 31, 1996.

 10.1 Lease between Westgate Associates and the Company dated October 1991 and addendums thereto, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 Reg. No. 33-46229 ("33-46229") and hereby incorporated by reference.

 10.2 Industrial Real Estate Lease, as amended, dated August 8, 1995, between Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company, filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and hereby incorporated by reference.

 10.3 Lease and Option Termination Agreement between Watson Laboratories, Inc. and Research Property Associates dated January 31, 1997.

 10.4 Lease between Bayview Associates and Oclassen Pharmaceuticals, Inc. dated November 15, 1998.

 10.4(a) Amendment to lease between Limar Realty Corporation #11 (successor in interest to Bayview Associates) and Oclassen Pharmaceuticals, Inc., dated October 10, 1995.

 10.5 Grant of Option to Purchase Real Estate by and between Dr. Alec Keith, Mr. Wallace C. Snipes and Zetachron, Incorporated dated July 1, 1987, filed as Exhibit 10.8 to 33-46229 and hereby incorporated by reference.

*10.6 The Company's 1985 Stock Incentive Plan, filed as Exhibit 10.11 to 33-46229 and hereby incorporated by reference.

*10.7 1991 Stock Option Plan of the Company as revised, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.

EXHIBIT
NO.                                   DESCRIPTION
--------------------------------------------------------------------------------
    *10.7(a) Amendment to the 1991 Stock Option Plan of the Company, filed as Exhibit 10.6(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and hereby incorporated by reference.

       *10.8 1995 Non-Employee Directors' Stock Option Plan, as amended, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.

        10.9 Form of the Company's Employee Invention, Confidential Information Agreement, filed as Exhibit 10.22 to 33-46229 and hereby incorporated by reference.

       10.10 Purchase Agreement relating to the Company's purchase of 132 Business Center Drive property, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and hereby incorporated by reference.

       10.11 Purchase and Sale Agreement between the Company, its subsidiaries and AETNA Real Estate Associates dated October 18, 1994 regarding the acquisition of 311 Bonnie Circle, Corona, California, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and hereby incorporated by reference.

      *10.12 Senior Executive Employment Agreement dated as of May 29, 1995 between the Company and Allen Chao, filed as Exhibit
                  10.1 to 33-60211 and hereby incorporated by reference.

      *10.13 Form of Senior Executive Employment Agreement dated as of May 29, 1995 between the Company and David C. Hsia, filed as
                  Exhibit 10.2 to 33-60211 and hereby incorporated by reference.

       10.14 Release, Exit and Consulting Agreement between Alec D. Keith Ph.D. and the Company, dated July 18, 1996, filed as Exhibit
                  10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and hereby incorporated by reference.

       10.15 Intellectual Property Agreement between Alec D. Keith, Ph.D. and the Company dated as of July 18, 1996.

      *10.16 Employment Agreement with Dr. Melvin Sharoky dated April 26, 1991 as amended January 19, 1993 and July 17, 1995, filed as
                  Exhibit 10.3 to the Company's Quarter Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.

    *10.16(a)     Amendment to the Employment Agreement with Dr. Melvin Sharoky dated February 12, 1997.

       *10.17 Form of Employment Agreement between the Company, Oclassen Pharmaceuticals, Inc., and Glenn A. Olcassen, filed as
                  Exhibit 10.1 to 333-16275 and hereby incorporated by reference.

       *10.18 Form of Employment Agreement between the Company, Oclassen Pharmaceuticals, Inc. and Terry L. Johnson, filed as Exhibit
                  10.2 to 333-16275 and hereby incorporated by reference.


       *10.19 Form of Employment Agreement between the Company, Oclassen Pharmaecuticals, Inc. and Anthony A. DiTonno, filed as Exhibit
                  10.3 to 333-16275 and hereby incorporated by reference.

       *10.20 Form of Employment Agreement between Royce Laboratories, Inc. and Patrick J. McEnany, filed as Exhibit 10.1 to Royce Laboratories, Inc.'s Current Report on Form 8-K dated January 8, 1997 and hereby incorporated by reference.

         22.1     Subsidiaries of the Company.

         23.1     Consent of Price Waterhouse LLP.

EXHIBIT
NO.                                   DESCRIPTION
--------------------------------------------------------------------------------
         23.2     Consent of Deloitte & Touche LLP.

         23.3     Consent of Coopers & Lybrand L.L.P.

         27.1     Financial Data Schedule (EDGAR version only).

         99.1     Consolidated Financial Statements of Somerset
                  Pharmaceuticals, Inc. and Subsidiaries for the years ended December 31, 1996, 1995 and 1994.

------------------------------
*Compensation Plan or Agreement

(b) REPORTS ON FORM 8-K: On October 3, 1996, the Company filed a Form 8-K Report to disclose the execution of the Oclassen Merger Agreement. On January 9, 1997, the Company filed a Form 8-K Report to disclose the execution of the Royce Merger Agreement. On March 14, 1997, the Company filed a Form 8-K Report to disclose the consummation of the Oclassen Merger.

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

                                                    WATSON PHARMACEUTICALS, INC.
                                                                    (Registrant)

                                     By:  /s/                  ALLEN CHAO, Ph.D.
                                          --------------------------------------
                                                               Allen Chao, Ph.D.
                                            Chairman and Chief Executive Officer
                                     (Principal Executive and Financial Officer)


                                      By:  /s/                        CHATO ABAD
                                          --------------------------------------
                                                                      Chato Abad
                                             Vice President-Corporate Controller
                                                  (Principal Accounting Officer)

Date:    March 28, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                    Date
-----------------------------        -----------------------     ---------------


 /s/  Allen Chao, Ph.D.              Chairman and                March 28, 1997
-----------------------------        Chief Executive Officer
      Allen Chao, Ph.D.


 /s/  Melvin Sharoky, M.D.           President and Director      March 28, 1997
-----------------------------
      Melvin Sharoky, M.D.


 /s/  Michel J. Feldman              Secretary and Director      March 28, 1997
-----------------------------
      Michel J. Feldman


 /s/  Michael  Fedida                Director                    March 28, 1997
-----------------------------
      Michael Fedida


 /s/  Albert F. Hummel               Director                    March 28, 1997
-----------------------------
      Albert F. Hummel


 /s/  Alec D. Keith, Ph.D.           Director                    March 28, 1997
-----------------------------
      Alec D. Keith, Ph.D.


 /s/  Ronald R. Taylor               Director                    March 28, 1997
-----------------------------
      Ronald R. Taylor

                        INDEX TO FINANCIAL STATEMENTS                                                PAGE
                                                                                                     ----
REPORTS OF INDEPENDENT ACCOUNTANTS ................................................................  F-2

CONSOLIDATED BALANCE SHEETS

        as of December 31, 1996 and 1995 ..........................................................  F-5

CONSOLIDATED STATEMENTS OF INCOME

        for each of the three years in the period ended December 31, 1996 .........................  F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

        for each of the three years in the period ended December 31, 1996  ........................  F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS

        for each of the three years in the period ended December 31, 1996 .........................  F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........................................................  F-10

FINANCIAL STATEMENT SCHEDULE:

        II. Valuation and Qualifying Accounts .....................................................  F-25

All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Watson Pharmaceuticals, Inc.

     In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Somerset Pharmaceuticals, Inc. (Somerset), an entity which is 50% owned by the Company. The Company's investment in Somerset aggregated $24,653,000 and $25,741,000 at December 31, 1996 and 1995, respectively, and its equity in the earnings of Somerset totaled $20,100,000, $24,800,000, and $25,100,000 for the years ended December 31, 1996, 1995, and 1994, respectively. In addition, we did not audit the financial statements of Circa Pharmaceuticals, Inc. (Circa), a wholly owned subsidiary, for the year ended December 31, 1994, which statements reflect net income of $17,259,000 (includes equity in the earnings of Somerset of $25,100,000). Those financial statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Somerset and Circa, is based solely on the reports of each of the respective other auditors. We conducted our audits of the consolidated financial statements of Watson Pharmaceuticals, Inc. in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the respective reports of other auditors provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Costa Mesa, California
February 7, 1997, except as to Note 2,
   which is as of February 27, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Somerset Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP


Pittsburgh, Pennsylvania
February 6, 1997, except for Note 12,
  as to which the date is March 7, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Circa Pharmaceuticals, Inc.

We have audited the consolidated statements of operations and cash flows of Circa Pharmaceuticals, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Somerset Pharmaceuticals, Inc. ("Somerset"), an entity which is 50% owned by the company. In 1994, the Company has recorded income from Somerset of $25,089,000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Somerset, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Circa Pharmaceuticals, Inc. and Subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                               Coopers & Lybrand L.L.P.

Melville, New York
February 7, 1995.

                          WATSON PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                     1996            1995
                                                                                 ------------    ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents  (Note 1)                                          $ 148,231        $ 92,214
     Marketable securities  (Note 1)                                                 62,817          26,038
     Accounts receivable, net of allowances for doubtful accounts of
        $1,419 and $1,320  (Note 1)                                                  27,156          25,081
     Royalty receivable  (Note 6)                                                     5,554           8,205
     Inventories  (Note 3)                                                           23,216          22,637
     Prepaid expenses and other current assets                                        2,816           2,344
     Deferred tax assets  (Note 7)                                                    9,807          21,115
                                                                                  ---------        --------
             Total current assets                                                   279,597         197,634
Property and equipment, net  (Note 3)                                                73,594          69,999
Investments in joint ventures and other long-term investments
     (Note 4)                                                                        61,164          49,355
Other assets                                                                          5,242           5,133
                                                                                  ---------        --------
             Total assets                                                         $ 419,597        $322,121
                                                                                  =========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses  (Note 3)                              $  20,208        $ 25,215
     Income taxes payable  (Note 7)                                                     473           2,985
     Current portion of long-term debt  (Note 5)                                        673             622
                                                                                  ---------        --------
             Total current liabilities                                               21,354          28,822
Long-term debt  (Note 5)                                                              2,904           3,577
Deferred tax liabilities (Note 7)                                                    12,226
Other liabilities                                                                                       687
                                                                                  ---------        --------
             Total liabilities                                                       36,484          33,086
                                                                                  ---------        --------
Commitments and contingencies  (Note 10)
Minority interests  (Note 1)                                                            401
                                                                                  ---------        --------
Stockholders' equity:
     Preferred stock; no par; 2,500,000 shares authorized; none outstanding
        (Note 8)
     Common stock; par value of $.0033; 100,000,000 shares
        authorized; 36,832,801 and 36,368,725 shares
        issued and outstanding, respectively  (Note 8)                                  122             120
     Additional paid-in capital                                                     159,392         146,439
     Retained earnings                                                              216,009         142,711
     Unrealized holding gain on available-for-sale securities                         7,189             621
     Unearned compensation - stock awards  (Note 1)                                                    (856)
                                                                                  ---------        --------
             Total stockholders' equity                                             382,712         289,035
                                                                                  ---------        --------
             Total liabilities and stockholders' equity                           $ 419,597        $322,121
                                                                                  =========        ========

          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1996           1995          1994
                                                          --------       --------       -------
Revenues:
     Product sales                                        $166,958       $130,688       $93,649
     Royalty income  (Note 6)                               27,162         22,247         1,209
                                                          --------       --------       -------
        Total revenues                                     194,120        152,935        94,858
                                                          --------       --------       -------
Operating expenses:
     Cost of revenues  (Note 9)                             77,039         64,996        48,972
     Research and development  (Note 9)                     16,490         18,573        18,980
     Selling, general and administrative  (Note 9)          17,882         17,030        13,342
     Merger expenses  (Note 2)                                             13,939
                                                          --------       --------       -------
        Total operating expenses                           111,411        114,538        81,294
                                                          --------       --------       -------
Operating income                                            82,709         38,397        13,564
Other income:
     Equity in earnings of joint ventures  (Note 4)         17,909         22,766        24,968
     Investment and other income                             8,555         11,594         6,542
     Gain from legal settlements                                                          2,299
                                                          --------       --------       -------
        Total other income, net                             26,464         34,360        33,809
                                                          --------       --------       -------
Income before provision for income taxes                   109,173         72,757        47,373
Provision for income taxes  (Note 7)                        35,875         24,867        10,828
                                                          --------       --------       -------
Net income                                                $ 73,298       $ 47,890       $36,545
                                                          ========       ========       =======
Per share data:
Earnings per share  (Note 1)                              $   1.95       $   1.29       $  1.00
                                                          ========       ========       =======
Weighted average number of common and common
     equivalent shares outstanding  (Note 1)                37,664         37,143        36,515
                                                          ========       ========       =======

          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                               Unrealized Holding
                                                          Common Stock    Additional             Receivable        Gain (Loss)
                                                          --------------   Paid-in    Retained     from      on Available-for-Sale
                                                          Shares  Amount   Capital    Earnings  Stockholders       Securities
                                                          ------  ------  ----------  --------  ------------ ---------------------
Balance at December 31, 1993                              35,550   $117    $130,805   $ 58,276    $  (40)
     Exercise of options/warrants                            213      1         425
     Collection of note receivable from stockholders                                                  40
     Tax benefit related to exercise of options                                 659
     Common stock issued to employees                         26                326
     Cancellation of common stock issued to employees         (6)              (100)
     Amortization of unearned compensation
     Adjustment for unrealized holding loss on investment                                                           $  (870)
     Net income                                                                         36,545
                                                          ------   ----    --------   --------    ------            -------
Balance at December 31, 1994                              35,783    118     132,115     94,821                         (870)
     Exercise of options                                     586      2       7,516
     Tax benefit related to exercise of options                               6,808
     Amortization of unearned compensation
     Adjustment for unrealized holding gain on investment                                                             1,491
     Net income                                                                         47,890
                                                          ------   ----    --------   --------    ------            -------
Balance at December 31, 1995                              36,369    120     146,439    142,711                          621
     Exercise of options                                     464      2       5,201
     Tax benefit related to exercise of options                               7,752
     Amortization of unearned compensation
     Adjustment for unrealized holding gain on investment                                                             6,568
     Net income                                                                         73,298
                                                          ------   ----    --------   --------    ------            -------
Balance at December 31, 1996                              36,833   $122    $159,392   $216,009                      $ 7,189
                                                          ======   ====    ========   ========    ======            =======

                                                                          Unearned          Total
                                                                        Compensation-    Stockholders'
                                                                        Stock Awards       Equity
                                                                        -------------    -------------
Balance at December 31, 1993                                            $    (4,079)     $   185,079
     Exercise of options/warrants                                                                426
     Collection of note receivable from stockholders                                              40
     Tax benefit related to exercise of options                                                  659
     Common stock issued to employees                                                            326
     Cancellation of common stock issued to employees                            80              (20)
     Amortization of unearned compensation                                    1,185            1,185
     Adjustment for unrealized holding loss on investment                                       (870)
     Net income                                                                               36,545
                                                                        -----------      -----------
Balance at December 31, 1994                                                 (2,814)         223,370
     Exercise of options                                                                       7,518
     Tax benefit related to exercise of options                                                6,808
     Amortization of unearned compensation                                    1,958            1,958
     Adjustment for unrealized holding gain on investment                                      1,491
     Net income                                                                               47,890
                                                                        -----------      -----------
Balance at December 31, 1995                                                   (856)         289,035
     Exercise of options                                                                       5,203
     Tax benefit related to exercise of options                                                7,752
     Amortization of unearned compensation                                      856              856
     Adjustment for unrealized holding gain on investment                                      6,568
     Net income                                                                               73,298
                                                                        -----------      -----------
Balance at December 31, 1996                                                             $   382,712
                                                                        ===========      ===========


          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                     1996            1995             1994
                                                                                  ---------        ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $  73,298        $  47,890        $ 36,545
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                 6,256            5,243           4,447
        Amortization of unearned compensation-stock awards                              856            1,958           1,491
        Amortization of deferred income and bond premium                                                (917)           (146)
        Decrease in deferred partnership liability                                                   (14,033)         (1,209)
        Dividends received from Somerset                                             18,000           18,000          18,000
        Equity in earnings of joint ventures                                        (14,684)         (19,067)        (20,945)
        Gain on sale of Marsam stock                                                                  (6,243)         (3,180)
        Gain on settlement with former officers                                                                       (2,299)
        Provision for doubtful accounts                                               1,234              417             119
        Deferred income tax provision (benefit)                                      20,399            8,215            (597)
        Tax benefit related to stock option plan                                      7,752            6,808             659
        Changes in assets and liabilities:
           Increase in accounts receivable                                           (3,309)          (9,371)         (7,262)
           (Increase) decrease in royalty receivable                                  2,651           (8,205)
           Increase in inventories                                                     (579)          (6,276)         (3,715)
           (Increase) decrease in prepaid expenses and other current assets            (472)              24             420
           (Increase) decrease in other assets                                       (1,557)              82              49
           Increase (decrease) in accounts payable and accrued expenses              (5,007)           7,605           1,931
           Increase (decrease) in income taxes payable                               (2,512)           3,263
           Decrease in accrual for legal settlements                                                                 (10,881)
           Decrease in other liabilities                                               (687)
                                                                                  ---------        ---------        --------
                Total adjustments                                                    28,341          (12,497)        (23,118)
                                                                                  ---------        ---------        --------
                Net cash provided by operating activities                           101,639           35,393          13,427
                                                                                  ---------        ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                            (10,209)         (22,588)        (21,484)
     Disposals of property and equipment                                                460            1,463             104
     Purchases of marketable securities                                            (838,543)        (386,502)        (19,164)
     Proceeds from maturities of marketable securities                              801,179          396,725          45,324
     Proceeds from sale of Marsam stock                                                                7,005           3,869
     Proceeds from sale of a joint venture                                                                             7,992
     Investment in Andrx                                                                             (15,645)         (6,000)
     Increase in investment in other joint ventures                                  (3,090)            (818)         (1,518)
                                                                                  ---------        ---------        --------
                Net cash provided by (used in) investing activities               $ (50,203)       $ (20,360)       $  9,123
                                                                                  ---------        ---------        --------


          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                    1996           1995            1994
                                                                 --------        --------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                                    $   5,000
     Principal payments on long-term debt                        $    (622)       $ (1,502)         (1,938)
     Proceeds from exercise of stock options                         5,203           7,518             426
     Net collections of notes receivable from stockholders                                              40
                                                                 ---------        --------        --------
                Net cash provided by financing activities            4,581           6,016           3,528
                                                                 ---------        --------        --------
Net increase in cash and cash equivalents                           56,017          21,049          26,078
Cash and cash equivalents at beginning of year                      92,214          71,165          45,087
                                                                 ---------        --------        --------
Cash and cash equivalents at end of year                         $ 148,231        $ 92,214        $ 71,165
                                                                 =========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for
        Interest                                                 $     318        $    446        $    901
        Income taxes                                             $  10,332        $  6,765        $ 10,082


          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Description of business and principles of consolidation

         Watson Pharmaceuticals, Inc. ("Watson" or the "Company") is engaged in the research and development, production, marketing and distribution of off-patent and proprietary pharmaceutical products. The consolidated financial statements include the accounts of wholly owned and majority owned subsidiaries after elimination of intercompany accounts and transactions.

         The Company's wholly owned subsidiaries include Watson Laboratories, Inc. ("Watson Labs"), Circa Pharmaceuticals, Inc. ("Circa"), Watson Pharmaceuticals (Asia) Ltd. ("Watson (Asia)") and Corona Pharmaceuticals, Inc. (currently inactive). Changzhou Watson Pharmaceuticals Co. Ltd. is the Company's only majority owned subsidiary. During 1995, all of the assets of Zetachron Inc., a wholly owned subsidiary, were merged into Watson Labs or disposed of for an immaterial loss.

         Investments are accounted for under the equity method of accounting where the Company can exert significant influence and ownership does not exceed 50%. All investments in which the Company holds less than a 20% interest and does not exert significant influence are accounted for under the cost method of accounting. The Company's investments accounted for under the equity method of accounting include Somerset Pharmaceuticals, Inc., ANCIRC and Changzhou Siyao Pharmaceuticals Co. Ltd. The Company's investment in Andrx Corporation is accounted for under the cost method of accounting. See Note 4 for further discussion.

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

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Marketable securities

         The Company's investment portfolio consists of fixed income securities, equity securities and money market funds, all of which are included in the Company's cash and cash equivalents or marketable securities. In 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, all of the Company's investments are classified as "available-for-sale" securities and are reported at fair market value. Any unrealized holding gains or losses are reported, net of applicable income taxes, as a separate component of stockholders' equity. Realized gains and losses are determined on the specific identification method and are reported in income. Maturity dates on fixed income securities ranged from 1997 to 2009.

         The following table includes the Company's cash equivalents and the amortized cost and fair market values of all marketable securities (in thousands):

                                                                 DECEMBER 31, 1996
                                            ------------------------------------------------------
                                                              GROSS            GROSS             FAIR
                                             AMORTIZED     UNREALIZED        UNREALIZED         MARKET
                                               COST           GAINS            LOSSES           VALUES
                                            ----------     ----------        ----------         ------
Fixed income securities:
     U.S. government and
        Government agency securities        $ 55,052        $    150         $     (91)        $ 55,111
     State-issued securities                   3,405                                              3,405
     Corporate bonds                          12,825               2               (30)          12,797
     Commercial paper                        107,273               4                (1)         107,276
Equity securities                             17,545               1                             17,546
Money market funds                            14,913                                             14,913
                                            --------        --------         ---------         --------

                                            $211,013        $    157         $    (122)        $211,048
                                            ========        ========         =========         ========

                                                                 DECEMBER 31, 1995
                                            ------------------------------------------------------
                                                              GROSS             GROSS           FAIR
                                             AMORTIZED     UNREALIZED         UNREALIZED       MARKET
                                               COST           GAINS             LOSSES         VALUES
                                            ----------     ----------         ----------       ------
Fixed income securities:
     U.S. government and
        Government agency securities        $ 36,741        $    463         $     (54)        $ 37,150
     State-issued securities                   4,400                                              4,400
     Corporate bonds                           9,444             232                              9,676
     Commercial paper                         46,197                               (48)          46,149
Equity securities                              6,624              28                              6,652
Money market funds                            14,225                                             14,225
                                            --------        --------         ---------         --------
                                            $117,631        $    723         $    (102)        $118,252
                                            ========        ========         =========         ========

         The Company disposed of its investment in common stock of Marsam Pharmaceuticals, Inc. ("Marsam") during 1995. Realized gains from the sales of Marsam common stock were $6.2 million and $3.2 million for the years ended December 31, 1995 and 1994, respectively. Realized gains and losses from the sales of other marketable securities were not material for the three years in the period ended December 31, 1996.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

         Depreciation expense is computed principally on a straight-line basis, over the estimated useful lives of two to ten years for furniture, fixtures and equipment and thirty years for buildings and building improvements. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the terms of the respective leases.

         Accounting for long-lived assets

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") which requires the Company to periodically review the recoverability of long-lived assets based on the related undiscounted future cash flows. The adoption of SFAS 121 did not have a material impact on the Company's financial condition or results of operations.

         Minority interest

         Minority interest represents third party capital contributions received or receivable by the Company.

         Unearned compensation

         Prior to its merger with the Company (Note 2), Circa maintained stock award plans (the "stock awards") for key employees and officers. The stock awards contained certain vesting provisions which required unearned compensation to be recorded for the fair market value of the shares issued. Concurrent with the merger with Circa, the stock awards were converted to equivalent common shares in the Company pursuant to the merger exchange ratio specified in the merger agreement. Compensation expense was charged on a straight-line basis to selling, general and administrative expense over the related vesting periods. At December 31, 1996, unearned compensation related to the stock awards had been fully amortized.

         Revenue recognition

         Revenues from product sales are recognized upon shipment and are net of returns and adjustments. Royalty income is recognized as earned pursuant to the terms of the Company's amended agreement with Rhone-Poulenc Rorer, Inc. (Note
6).

         Product sales to major customers

         In 1996 and 1995, no individual customers accounted for more than 10% of the Company's product sales. In 1994, two customers accounted for 25% of product sales, 13% and 12% individually.

         Research and development activities

         The costs associated with the development, testing and approval of pharmaceutical products are expensed as incurred.

         Income taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the liability method specified by SFAS 109, the deferred tax assets and liabilities are measured each year based on the difference between the financial statement and income tax bases of assets and liabilities at the applicable enacted income tax rates. The deferred tax provision is the result of changes in the deferred tax assets and liabilities.

         Earnings per share

         The computation of earnings per share is based on the weighted average number of common shares outstanding. The weighted average number of shares includes the dilutive effect of the assumed exercise of all outstanding stock options and warrants described in Note 8.

         Accounting for stock-based compensation

         The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in 1996. As permitted by SFAS 123, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied beginning in 1995.

         Use of estimates by management

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions are reflected in the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at December 31, 1996 and 1995. Management's estimates and assumptions are also reflected in the revenues and expenses for the three years in the period ended December 31, 1996.

         Concentration of credit risk

         The Company is potentially subject to a concentration of credit risk with respect to its trade receivable balance, all of which are due from service providers, distributors, wholesalers and chain drug stores in the health care and pharmaceutical industries. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts. Actual losses from uncollectible accounts have been within management's expectations.

         Reclassifications

         Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income or retained earnings.

2.       MERGERS

         Merger with Circa

         On July 17, 1995, the stockholders of the Company and Circa approved the merger which resulted in Circa becoming a wholly owned subsidiary of the Company. Under the terms of the merger agreement, Circa stockholders received
0.86 of a share of the Company's common stock for each Circa share. Accordingly, the Company issued approximately 18.7 million shares of its common stock for all of the outstanding common shares of Circa.

         The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. The Company's financial statements have been retroactively restated to include the results of Circa for all periods presented. A one-time charge of $13.9 million for merger-related expenses was recorded during the quarter ended September 30, 1995. These expenses included investment banking fees and other costs related to the consolidation of operations between the two companies.

         Recent merger

         On September 25, 1996, Watson entered into a definitive Agreement and Plan of Merger, as amended effective November 14, 1996 and as further amended December 31. 1996, (collectively, the "Oclassen Merger Agreement") with Oclassen Pharmaceuticals, Inc. ("Oclassen"). Pursuant to the Oclassen Merger Agreement, Oclassen agreed to merge with a subsidiary of Watson created for the purpose of the Oclassen merger, with Oclassen surviving as a wholly owned subsidiary of Watson.

         Oclassen develops specialty prescription pharmaceuticals to prevent and treat skin diseases, and markets these products to dermatologists. The merger was consummated on February 27, 1997 and Watson issued approximately 3.3 million shares of Watson common stock for all of the outstanding common shares of Oclassen. The Company believes that the merger qualifies as a tax-free reorganization for federal income tax purposes and has been accounted for as a pooling of interests.

         The following table sets forth unaudited pro forma combined financial information of the Company as if the merger with Oclassen had been consummated on January 1, 1996:

                                                                                Pro Forma
                                         Watson     Oclassen    Adjustments     Combined
                                        ---------   ---------   ------------    ----------
Net revenues                            $194,120     $34,364                     $228,484

Net income                                73,298       4,458                       77,756

Total assets                             419,597      35,900                      455,497

Total liabilities                         36,484       8,864                       45,348

Minority interest                            401                                      401

Mandatorily redeemable
     preferred stock                                  39,389        (39,389)

Total stockholders' equity (deficit)     382,712     (12,353)        39,389       409,748

In connection with the Oclassen merger, the Company expects to record a one-time charge of approximately $8.5 million for merger-related expenses in the first quarter of 1997. These expenses include investment banking fees and other costs related to the merger.

         Pending merger

         On December 24, 1996, Watson entered into a definitive Agreement and Plan of Merger, as amended effective March 4, 1997 (collectively the "Royce Merger Agreement") with Royce Laboratories, Inc. ("Royce"). Pursuant to the Royce Merger Agreement, Royce agreed to merge with a subsidiary of Watson created for the purpose of the merger, with Royce surviving as a wholly owned subsidiary of Watson.

         Royce develops, manufactures and markets off-patent prescription drugs in solid dosage forms (tablets and capsules). At present, Royce manufactures and markets 20 off-patent prescription drugs in 42 dosage strengths and had received approval on an additional drug in 3 dosage strengths that it has not yet commenced manufacturing and marketing. Additionally, Royce has ANDAs pending with the FDA for 9 new products in 15 dosage strengths.

         At the effective time of the Royce merger, Royce stockholders will receive an aggregate of up to approximately 2.6 million shares of Watson common stock in exchange for all of the outstanding common stock of Royce. It is intended that the Royce merger will qualify as a pooling of interests for accounting purposes and a tax-free reorganization for federal income tax purposes. The Royce Merger Agreement may be terminated and the Royce merger abandoned if the Royce merger has not occurred by April 30, 1997. The Royce stockholders' meeting is scheduled for April 16, 1997, and if approved, the Royce merger will close the next day.

3.       BALANCE SHEET COMPONENTS

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                             1996             1995
                                                          -----------      -----------
                                                                 (IN THOUSANDS)
INVENTORIES:
     Raw materials                                         $  10,075         $ 11,483
     Work-in-process                                           5,874            5,112
     Finished goods                                            7,267            6,042
                                                           ---------         --------
                                                           $  23,216         $ 22,637
                                                           =========         ========
PROPERTY AND EQUIPMENT:
     Buildings and improvements                            $  37,859         $ 22,457
     Leaseholds improvements                                   7,302            7,396
     Land and land improvements                                4,937            4,937
     Machinery and equipment                                  45,292           41,403
     Research and laboratory equipment                         9,474            9,020
     Furniture and fixtures                                    2,796            2,667
                                                           ---------         --------
                                                             107,660           87,880
     Less accumulated depreciation and amortization          (37,726)         (32,647)
                                                           ---------         --------
                                                              69,934           55,233
     Construction in progress                                  3,660           14,766
                                                           ---------         --------
                                                           $  73,594         $ 69,999
                                                           =========         ========
ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
     Trade accounts payable                                $  13,986         $ 16,824
     Reserve for  litigation settlement                                         2,839
     Accrued payroll and benefits                              2,218            2,716
     Reserve for sales coupons                                 1,101            1,783
     Other accrued expenses                                    2,903            1,053
                                                           ---------         --------
                                                           $  20,208         $ 25,215
                                                           =========         ========

4.       INVESTMENTS IN JOINT VENTURES AND OTHER LONG-TERM INVESTMENTS

         Joint Ventures

         Somerset Pharmaceuticals, Inc. ("Somerset")

         The Company maintains a 50% interest in the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset markets the product Eldepry(R), which is used in the treatment of Parkinson's disease. Income recognized from Somerset was approximately $20.1 million, $24.8 million, and $25.1 million for the years ended December 31, 1996, 1995, and 1994, respectively. Income includes 50% of Somerset's earnings, ongoing management fees and amortization of deferred income, offset by amortization of goodwill. The net excess cost of this investment over its net assets was $7.4 million and $8.4 million at December 31, 1996 and 1995 respectively, and is being amortized on a straight-line basis over 15 years.

         Orphan drug exclusivity expired for Eldepry(R) in June 1996. During 1996, the Company experienced a decrease in earnings from Somerset due to increased competition for Eldepry(R) and increased research and development spending. Management anticipates that the Company's equity in earnings from Somerset will be substantially reduced in 1997 from prior year levels due to increased competition for Eldepry(R) and anticipated increased research and development expenditures in connection with the development of several new products.

           Condensed income statements and balance sheets of Somerset are as follows:

                                               YEARS ENDED DECEMBER 31,
                                             ----------------------------
                                               1996      1995      1994
                                             --------  --------  --------
                                                    (IN THOUSANDS)
Net revenues                                 $101,512  $107,365  $124,566
Costs and expenses                             46,895    42,812    59,557
Income taxes                                   18,815    20,200    20,900
                                             --------  --------  --------

      Net income                             $ 35,802  $ 44,353  $ 44,109
                                             ========  ========  ========

                                                             DECEMBER 31,
                                                        ----------------------
                                                          1996          1995
                                                        -------        -------
                                                            (IN THOUSANDS)
Current assets                                          $45,871        $43,993
Other assets                                              7,006          7,127
                                                        -------        -------
      Total assets                                      $52,877        $51,120
                                                        =======        =======
Current liabilities                                     $19,075        $17,057
Other liabilities                                            --             63
Stockholders' equity                                     33,802         34,000
                                                        -------        -------
      Total liabilities and stockholders' equity        $52,877        $51,120
                                                        =======        =======

         ANCIRC

         In July 1994, the Company and Andrx Corporation ("Andrx") formed a joint venture, ANCIRC, to develop off-patent pharmaceutical products utilizing Andrx's controlled-release technology. During 1995, the terms of the ANCIRC joint venture agreement were amended whereby the Company and Andrx became equal partners in the sharing of costs and profits in the ANCIRC joint venture. Previously, the Company was responsible for 40% of the costs and profits of ANCIRC. The Company utilizes the equity method to account for this joint venture and recognized losses from ANCIRC of approximately $2.0 million, $1.7 million and $0.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         Combined Results for Unconsolidated Investments in Joint Ventures

         The following aggregate financial information is provided for unconsolidated investments in joint ventures accounted for using the equity method:

                                               YEARS ENDED DECEMBER 31,
                                             -----------------------------
                                               1996      1995       1994
                                             --------  --------   --------
                                                    (IN THOUSANDS)
Net revenues                                 $101,512  $107,365   $126,726
                                             ========  ========   ========

Gross profit                                 $ 88,840  $ 93,748   $109,979
                                             ========  ========   ========

Net income                                   $ 31,564  $ 41,099   $ 44,409
                                             ========  ========   ========


                                                            DECEMBER 31,
                                                       -------------------
                                                          1996      1995
                                                       --------   --------
                                                          (IN THOUSANDS)
Current assets                                         $ 46,572   $ 44,078
Other assets                                             10,342      7,127
                                                       --------   --------
      Total assets                                     $ 56,914   $ 51,205
                                                       ========   ========

Current liabilities                                    $ 20,123   $ 18,422
Other liabilities                                                       63
Stockholders' equity                                     36,791     32,720
                                                       --------   --------
      Total liabilities and stockholders' equity       $ 56,914   $ 51,205
                                                       ========   ========

         China Ventures

         In 1996, Watson (Asia) entered into an agreement to form two ventures with China-based Changzhou No. 4 Pharmaceuticals Factory ("Changzhou"). The initial joint venture, Changzhou Watson Pharmaceuticals, Co. Ltd ("Joint Venture A") will be engaged in the production, marketing and distribution of pharmaceutical products in China. Joint Venture A is 87.5% owned by the Company and 12.5% owned by Changzhou. The second joint venture, Changzhou Siyao Pharmaceuticals Co. Ltd. ("Joint Venture B") will provide the raw materials to Joint Venture A. Joint Venture B is 25% owned by the Company and 75% owned by Changzhou. The earnings and losses of Joint Venture B operations will be shared according to each partner's respective ownership percentage. As of December 31, 1996, neither joint venture had commenced operations.

         American Triumvirate Insurance Company ("ATIC")

         Prior to December 31, 1994, the Company had a 50% ownership interest with another pharmaceutical company in ATIC, a captive insurance company, which underwrote product liability insurance for Circa, Somerset and the joint venture partner. The investment was accounted for under the equity method of accounting. The Company recognized $759,000 as its equity in ATIC's earnings for the year ended December 31, 1994. On December 31, 1994, the Company sold its 50% interest in ATIC to the other joint venture partner. The selling price was $8.2 million, which was equal to 50% of ATIC's stockholders' equity at December 31, 1994. The Company received approximately $8.0 million in cash and established a receivable for the balance. For financial reporting purposes, the sale of ATIC did not result in a gain or loss to the Company.

         Other Long-Term Investments

         Andrx Corporation

         Andrx develops advanced controlled-release drug delivery systems and distributes certain off-patent pharmaceutical products manufactured by others. On October 30, 1995, the Company invested an additional $15.6 million in Andrx, bringing its ownership to 19.5% of Andrx's total outstanding common shares. The Company utilizes the cost method to account for its investment in Andrx. On June 14, 1996, Andrx completed an initial public offering of its securities, effectively reducing the Company's ownership interest in Andrx to approximately 15.6% at December 31, 1996. At December 31, 1996, the Company recorded an unrealized gain of $7.2 million (net of applicable income taxes of $4.8 million) on its investment in Andrx.

5.       DEBT

         In 1994, the Company entered into an agreement, which was subsequently amended as of December 31, 1996, with a bank (the "financing agreement") that provided for several financing facilities. Under the terms of a facility in this agreement, $5.0 million was borrowed in 1994. A seven-year note payable was established, with monthly payments due through August 2001.

         The facilities available to the Company under the financing agreement are comprised of (i) a $20.0 million revolving, unsecured line of credit which expires on August 1, 1998, (ii) a $6.0 million revolving, unsecured equipment line of credit which expires on August 1, 1997, and (iii) a $10.0 million non-revolving, unsecured line of credit which expires on August 1, 1997. At August 1, 1997, the Company has the option of converting any outstanding balances under the $6.0 million and $10.0 million lines of credit into five and seven year notes payable, respectively. The financing agreement provides for (a) variable interest rates, which would initially range from the bank's Reference Rate (8.25% at December 31, 1996) minus one-quarter of a percentage point and
(b) fixed interest rate options. The Company must maintain specified financial ratios and must comply with certain restrictive covenants. At December 31, 1996, the Company was in compliance with all of the ratios and covenants. Except for the note payable discussed in the preceding paragraph, no borrowings have been made under this financing agreement.


         Long-term debt is summarized as follows:

                                                                                                    DECEMBER 31,
                                                                                               ---------------------
                                                                                                 1996        1995
                                                                                               ---------   ---------
                                                                                                  (IN THOUSANDS)
     Note payable to bank, unsecured, at a fixed rate of  8.105%, payable in
     monthly installments of $78, including interest, due August 2001                            $3,577      $4,199

     Less current portion                                                                          (673)       (622)
                                                                                                 ------      ------
                                          Long-term debt                                         $2,904      $3,577
                                                                                                 ======      ======

         At December 31, 1996, annual maturities of long-term debt consisted of the following:


FOR THE YEARS ENDED DECEMBER 31,                 (IN THOUSANDS)
--------------------------------                 --------------
     1997                                             $  673
     1998                                                730
     1999                                                791
     2000                                                858
     2001                                                525
                                                      ------
                                                      $3,577
                                                      ======

6.       PARTNERSHIP WITH RHONE-POULENC RORER INC. ("RPR")

         In 1989, the Company and RPR formed a partnership (the "Partnership") to develop and market Dilacor XR(R), a pharmaceutical product used in the treatment of hypertension and angina. In connection with the development of Dilacor XR(R), the Company incurred a liability to the Partnership reflecting the Company's share of development and operating costs. At December 31, 1993, the liability to the Partnership was $15.2 million. The Partnership agreement was amended in April 1993, so that after September 1, 1993, the Company earned a royalty from RPR's sales of Dilacor XR(R). The amended agreement also provided that all royalties earned would be used first to offset the Partnership liability and that any royalties in excess of the Partnership liability would be remitted to the Company. As royalties were earned in 1994 and 1995, the Partnership liability was fully eliminated in 1995 pursuant to the terms of this agreement. Subsequent to the elimination of the partnership liability, royalties earned are remitted to the Company on a quarterly basis.

         In a subsequent amendment, effective January 1, 1995, it was agreed that royalty income would be determined by prescriptions written, as defined, for Dilacor XR(R). The royalty rates established under the agreement were 1% in 1994, 20% in 1995 and 1996, 22% from 1997 to 2000, and 3% thereafter. For the years ended December 31, 1996, 1995 and 1994, the Company earned royalties of $27.2 million, $22.2 million and $1.2 million, respectively and recorded a royalty receivable balance of $5.6 million and $8.2 million at December 31, 1996 and 1995, respectively. Dilacor XR(R) lost exclusivity in May 1995. The loss of exclusivity for Dilacor XR(R) did not have a significant impact on 1995 and 1996 sales of the product.

7.       INCOME TAXES

         The provision for income taxes is summarized as follows:


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                1996           1995           1994
                                                                              -------        -------        --------
        Taxes currently payable:                                                         (IN THOUSANDS)
            Federal                                                           $ 4,359        $ 6,623        $  8,400
            State                                                               3,363          3,336           2,372
                                                                              -------        -------        --------
                                                Total current                   7,722          9,959          10,772

        Deferred provision (benefit):
            Federal                                                            17,364          7,622            (592)
            State                                                               3,035            478             (11)
                                                                              -------        -------        --------
                                                Total deferred                 20,399          8,100            (603)

        Exercise of stock options not treated as a reduction
            of income tax expense                                               7,754          6,808             659
                                                                              -------        -------        --------
                                                Total provision for
                                                  income taxes                $35,875        $24,867        $ 10,828
                                                                              =======        =======        ========

         The exercise of stock options represents a tax benefit reflected as a reduction of taxes currently payable, with a corresponding increase to the additional paid-in capital account. Income taxes have been provided for the possible distribution of approximately $17.0 million of undistributed earnings related to the Company's investments in joint ventures.

         The income tax provision differs from the amount computed by applying the federal income tax rate to income as follows:

                                                 For the years ended December 31,
                                                -----------------------------------
                                                   1996         1995         1994
                                                -----------   --------     --------
Expected tax at federal statutory rate              35%          35%          35%
State income tax, net of federal benefit             5            5            6
Research tax credits and other credits              (1)          (1)          (2)
Dividends received deduction                        (4)          (7)         (11)
Non-deductible merger expenses                                    3
Other                                               (2)          (1)          (4)
Reduction of valuation allowance related to
    deferred tax assets                                                       (1)
                                                   ---          ---          ---

                                                    33%          34%          23%
                                                   ===          ===          ===


         Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. Deferred tax assets and liabilities are the results of the following temporary differences:

                                                                          December 31,
                                                                    ------------------------
                                                                      1996            1995
                                                                    -------         --------
                                                                         (in thousands)
Benefits from net operating loss carryforwards                      $   390         $ 18,122
Difference in accounting for inventory and receivables                6,191            4,019
Benefits from tax credits and carryforward credits                      875            2,965
Difference in depreciation for book and tax purposes                 (5,650)          (4,998)
Difference in investment basis for book and tax                      (6,005)            (116)
Other                                                                 1,780            2,788
                                                                    -------         --------
                       Net deferred tax (liabilities) assets        $(2,419)        $ 22,780
                                                                    =======         ========

         The Company had net operating loss ("NOL") carryforwards at December 31, 1996 of approximately $1.1 million for federal and New York state income tax purposes. In the year ended December 31, 1996, the Company utilized NOL carryforwards of approximately $46.7 million and $8.5 million to offset federal and New York state income, respectively. The utilization of the New York NOL carryforward is generally limited to the federal NOL carryforward amount. The Company's NOL carryforwards will begin to expire in 2006. The Company has approximately $0.9 million in federal alternative minimum tax credits which have no expiration date. These credits are available to directly offset future federal income taxes.

8.       STOCKHOLDERS' EQUITY

         Preferred stock

         In 1992, the Company authorized 2.5 million shares of no par preferred stock. The Board of Directors has the authority to fix the rights, preferences, privileges and restrictions, including dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. At December 31, 1996, no preferred stock was issued.

         Stock option plans

         The Company has adopted several stock option plans that authorize the granting of options to employees and directors to purchase the Company's common stock subject to certain conditions. The options are granted at the fair market value of the shares underlying the options at the date of the grant, become exercisable over a five year period and expire in ten years. In conjunction with the merger with Circa, certain stock option plans were assumed (the "assumed options") by the Company. The assumed options were adjusted by the exchange ratio as specified in the merger agreement. No additional options will be granted under any of the assumed options plans.

         As discussed in Note 1, the Company has applied the disclosure-only provision SFAS 123. Had compensation cost been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                    FOR THE YEARS ENDED DECEMBER 31,
                                    -------------------------------
                                         1996         1995
                                        -------      -------
                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Net income         As reported          $73,298      $47,890
                                        =======      =======

                   Pro forma            $67,733      $42,938
                                        =======      =======

Earnings per share As reported          $  1.95      $  1.29
                                        =======      =======

                   Pro forma            $  1.80      $  1.16
                                        =======      =======

         The weighted-average fair value of each option has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield; expected volatility of 51% and 55%; risk-free interest rate of 6.18% and 6.43%; and expected terms ranging from approximately three to seven years. Weighted averages are used because of varying assumed exercise dates.

         A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994, and for the years then ended is presented below (shares in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                         ---------------------------------------------------------------
                                                1996                  1995                   1994
                                         ------------------    ------------------    -------------------
                                                  Weighted-              Weighted-             Weighted-
                                                   Average                Average               Average
                                                   Exercise              Exercise              Exercise
                                         Shares     Price      Shares      Price      Shares     Price
                                         ------   ---------    ------    --------    --------  ---------
Outstanding at beginning of year         3,138      $22         2,221       $11       1,762       $ 8
     Granted                               509       38         1,573        34         741        17
     Exercised                            (464)      11          (585)       13        (112)        7
     Canceled                             (297)      34           (71)       27        (170)       11
                                         -----      ---        ------       ---       -----       ---

Outstanding at end of year               2,886      $25         3,138       $22       2,221       $11
                                         =====                 ======                 =====

Options exercisable at year end          1,450                  1,278                 1,016
                                         =====                 ======                 =====

Weighted-average fair value of options
     granted during the year            $17.62                 $16.26                 $8.23
                                        ======                 ======                 =====

         The following table summarizes information about stock options outstanding at December 31, 1996 (shares in thousands):

                                                          Weighted Average                  Weighted Average
                                      Weighted Average     Exercise Price                    Exercise Price
   Range of               Shares         Remaining            of Shares        Shares          of Shares
Exercise Prices        Outstanding    Contractual Life       Outstanding     Exercisable      Exercisable
---------------        -----------    ----------------    ----------------   ------------   ----------------
$ 4   to    $ 9            726               2.3                 $  6           682             $    6
$ 9   to    $28            746               6.9                 $ 19           441             $   18
$28   to    $37          1,058               8.7                 $ 36           298             $   36
$38   to    $48            356               9.1                 $ 42            29             $   39
                         -----               ---                 ----         -----             ------
$ 4   to    $48          2,886               6.7                 $ 25         1,450             $   16


9.       RELATED PARTIES

         The Company leases a portion of its facilities from related parties. The aggregate rent expense for 1996, 1995 and 1994 was $432,000, $432,000 and $550,000, respectively, and was allocated to cost of revenues, research and development and selling, general and administrative expenses.

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

         At December 31, 1996, a receivable of approximately $2.4 million was due from the President of the Company. This receivable arose from an agreement whereby the Company makes the payment of applicable income taxes due from the grant of restricted stock to the President. When the restricted stock vests and is eligible to be sold, the receivable balance will be repaid.

10.      COMMITMENTS AND CONTINGENCIES

         Facility and equipment leases

         The Company has entered into operating leases for certain of its facilities and equipment. The terms of the operating leases for the Company's facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases was approximately $631,000 for the years ended December 31, 1996 and 1995, respectively, and approximately $1.1 million for the year ended December 31, 1994.

        At December 31, 1996, future minimum lease payments under all noncancelable operating leases consisted of the following:

YEARS ENDED DECEMBER 31, (IN THOUSANDS)
---------------------------------------
                1997                               $  804
                1998                                  509
                1999                                  445
                2000                                  470
                2001                                  137
                                                   ------
                                                   $2,365
                                                   ======

        Employee retirement plan

        The Company maintains a 401(k) retirement plan covering substantially all employees. Monthly contributions are made by the Company based upon the employee contributions to the plan. The Company contributed approximately $340,000, $190,000 and $161,000 to the retirement plan for the years ended December 31, 1996, 1995, and 1994, respectively.

        Legal matters

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

        In November 1994, Circa settled its litigation with a former President, who resigned in 1990. Under the terms of the agreement, the former President, through an escrow agent, sold all of the 528,108 shares of Circa's common stock owned by him. The proceeds from the sale of a substantial portion of such shares, after payment of expenses and various taxes, were utilized to settle Circa's claim that his conduct damaged Circa and also to reimburse Circa for legal expenses paid on his behalf in past years. Circa recognized a gain on settlement of $2.3 million. In addition, in 1994, Circa made cash settlement payments aggregating $8.9 million, which amounts had been provided for in prior years. Such payments related to civil anti-trust claims settled in 1994 and other claims settled in prior years.

        The Company is involved in various disputes the litigation matters which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's financial position or results of operations.

                          WATSON PHARMACEUTICALS, INC.

                 SCHEDULE II -- VALUATION & QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            BALANCE AT     CHARGE TO                     BALANCE AT
                                            BEGINNING      COSTS AND     DEDUCTIONS/       END OF
                                            OF PERIOD      EXPENSES         OTHER          PERIOD
                                            ----------     ---------    ------------     ----------
YEAR END 1996:
     Allowance for doubtful accounts        $   1,320      $  1,234     $    (1,135)     $   1,419

YEAR END 1995:
     Allowance for doubtful accounts        $     903      $    417                      $   1,320

YEAR END 1994:
     Allowance for doubtful accounts        $     574      $    579     $      (250)     $     903

                          WATSON PHARMACEUTICALS, INC.

                                 EXHIBIT INDEX

                                 1996 FORM 10-K

Exhibit
  No.                           Description
-------                         -----------
  4.1(b)  Amendment to loan agreement between the Company, its subsidiaries and
          Bank of America NT & SA dated as of December 31, 1996.

 10.3     Lease and Option Termination Agreement between Watson Laboratories,
          Inc. and Research Property Associates dated January 31, 1997.

 10.4     Lease between Bayview Associates and Oclassen Pharmaceuticals, Inc.
          dated November 15, 1988.

 10.4(a) Amendment to lease between Limar Realty Corporation #11 (successor in interest to Bayview Associates) and Oclassen Pharmaceuticals, Inc.
          dated October 10, 1995.

 10.15    Intellectual Property Agreement between Alec D. Keith, Ph.D. and the
          Company dated as of July 18, 1996.

*10.16(a) Amendment to the Employment Agreement with Dr. Melvin Sharoky dated
          February 12, 1997.

 22.1     Subsidiaries of the Company.

 23.1     Consent of Price Waterhouse LLP.

 23.2     Consent of Deloitte & Touche LLP.

 23.3     Consent of Coopers & Lybrand L.L.P.

 27.1     Financial Data Schedule (EDGAR version only).

 99.1     Consolidated Financial Statements of Somerset Pharmaceuticals, Inc.
          and Subsidiaries for the years ended December 31, 1996, 1995 and 1994.

---------------
*Compensation Plan or Agreement