Form 10-Q
period 1997-03-31
WATSON PHARMACEUTICALS INC
filed 1997-05-13
CIK 884629

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                    YES  X  NO
                                        ---    ---

The number of shares outstanding of the Registrant's only class of common stock as of May 1, 1997 was 43,286,166 shares.

                          WATSON PHARMACEUTICALS, INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

PART I     FINANCIAL INFORMATION                                       PAGE NUMBER
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets
             as of March 31, 1997 and
             December 31, 1996                                              3

           Consolidated Statements of
             Income for Three Months Ended
             March 31, 1997 and 1996                                        5

           Consolidated Statements of Cash
             Flows for the Three Months Ended
             March 31, 1997 and 1996                                        6

           Notes to Consolidated Financial Statements                       8

Item 2.    Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                                     13

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                               18

Item 4.    Submission of Matters to a Vote of Security
             Holders                                                       18

Item 6.    Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                 20

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                    March 31,      December 31,
                                                      1997            1996
                                                    ---------      ------------
                                                   (unaudited)
ASSETS

Current  assets:
  Cash and cash equivalents                         $148,302        $153,625
  Marketable securities                               98,079          80,966
  Accounts receivable, net of allowances for
   doubtful accounts of $3,117 and $2,891             35,713          29,636
  Royalty receivable                                  12,583           5,554
  Inventories:
         Raw materials                                13,652          10,482
         Work-in-process                               5,738           5,874
         Finished goods                               13,262          10,787
  Prepaid expenses and other current assets            5,693           5,689
  Deferred tax assets                                 11,246           9,807
                                                    --------        --------
                     Total current assets            344,268         312,420

Property and equipment, net                           75,235          74,918
Investments in joint ventures and
 other long-term investments                          79,288          61,164
Other assets                                           6,854           6,995
                                                    --------        --------
                     Total assets                   $505,645        $455,497
                                                    ========        ========




          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                  March 31,        December 31,
                                                                    1997               1996
                                                                  ---------        ------------
                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $  33,650         $  29,069
  Income taxes payable                                                1,958               472
  Current portion of long-term debt                                     673               673
                                                                  ---------         ---------
                Total current liabilities                            36,281            30,214

Long-term debt                                                        2,741             2,907
Deferred tax liabilities                                             21,540            12,226
                                                                  ---------         ---------
                Total liabilities                                    60,562            45,347
                                                                  ---------         ---------
Commitments and contingencies

Minority interest                                                       459               401
                                                                  ---------         ---------
Stockholders' equity:
  Preferred stock; no par; 2,500 shares
    authorized; none outstanding
  Common stock; par value of $.0033; 500,000
    shares authorized; 40,621 and 40,157
    shares issued and outstanding                                       134               133
  Additional paid-in capital                                        210,645           201,255
  Retained earnings                                                 216,445           201,899
  Unrealized holding gain on available-for-sale securities           18,181             7,189
  Notes receivable from stockholders                                   (781)             (727)
                                                                  ---------         ---------
                Total stockholders' equity                          444,624           409,749
                                                                  ---------         ---------
                Total liabilities and stockholders' equity        $ 505,645         $ 455,497
                                                                  =========         =========



          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)
                                   (UNAUDITED)

                                            Three Months Ended March 31,
                                            ----------------------------
                                                 1997           1996
                                             -----------    -----------
Revenues:
   Product sales                               $54,064        $47,845
   Royalty income                                7,041          5,986
                                               -------        -------
         Total revenues                         61,105         53,831
                                               -------        -------
Operating expenses:
   Cost of revenues                             21,870         21,044
   Research and development                      4,200          5,341
   Selling, general and administrative           9,502          7,682
   Merger expenses                               8,897
                                               -------        -------
         Total operating expenses               44,469         34,067
                                               -------        -------
Operating income                                16,636         19,764

Other income:
   Equity in earnings of joint ventures          4,135          4,644
   Investment and other income                   3,486          2,130
                                               -------        -------
         Other income, net                       7,621          6,774
                                               -------        -------
Income before provision
   for income taxes                             24,257         26,538
Provision for income taxes                       9,711          7,630
                                               -------        -------
Net income                                     $14,546        $18,908
                                               =======        =======
Per share data:
   Earnings per share                          $  0.35        $  0.46
                                               =======        =======
Weighted average number of
   common and common
   equivalent shares outstanding                41,551         41,335
                                               =======        =======




          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  1997             1996
                                                               -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 14,546         $ 18,908
                                                                --------         --------
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                  1,904            1,544
    Amortization of unearned compensation-stock awards                                251
    Dividends received from Somerset                               4,000            4,500
    Equity in earnings of joint ventures                          (3,507)          (3,770)
    Provision for doubtful accounts                                  226            1,007
    Deferred income tax provision                                    675            3,701
    Tax benefit related to stock option plan                       6,058            2,350
    Changes in assets and liabilities:
         Increase in accounts receivable                          (6,303)            (987)
         (Increase) decrease in royalty receivable                (7,029)           2,219
         Increase in inventories                                  (5,509)          (6,452)
         (Increase) decrease in prepaid expenses and
          other current assets                                        (4)             201
         Decrease in other assets                                    199              672
         Increase (decrease) in accounts payable and
          accrued expenses                                         4,581           (5,464)
         Increase in income taxes payable                          1,486              378
         Decrease in other liabilities                                               (238)
                                                                --------         --------
            Total adjustments                                     (3,223)             (88)
                                                                --------         --------
               Net cash provided by operating
                activities                                        11,323           18,820
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                           (1,977)          (3,442)
    Disposals of property and equipment                                4               42
    Purchases of marketable securities                           (49,536)         (26,417)
    Proceeds from maturities of marketable securities             32,050           21,795
    Increase in investment in joint ventures                        (300)            (595)
                                                                --------         --------
               Net cash (used) in investing
                activities                                       (19,759)          (8,617)
                                                                --------         --------


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                               1997             1996
                                                            ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments on long-term debt                      (166)             (152)
       Proceeds from exercise of stock options                  3,279             2,725
                                                            ---------         ---------
                Net cash provided by
                  financing activities                          3,113             2,573
                                                            ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (5,323)           12,776

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                   153,625            95,216
                                                            ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 148,302         $ 107,992
                                                            =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the periods for:
                Interest                                    $      70         $      84
                Income taxes                                $   1,496         $     986



          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

NOTE A -  MERGER WITH OCLASSEN PHARMACEUTICALS, INC. ("OCLASSEN")

On February 26, 1997, the stockholders of Oclassen approved the merger which resulted in Oclassen becoming a wholly owned subsidiary of the Company. Under the terms of the Oclassen merger agreement, Oclassen stockholders received approximately 0.37 of a share of the Company's common stock for each Oclassen share.

Oclassen develops specialty prescription pharmaceuticals to prevent and treat skin diseases, and markets these products to dermatologists. The merger was consummated on February 27, 1997 and Watson issued approximately 3.3 million shares of Watson common stock for all of the outstanding common shares of Oclassen. The merger qualified as a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests. The Company's financial statements have been retroactively restated to include the results of Oclassen for all periods presented.

NOTE B - GENERAL

The unaudited consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996, as well as related notes, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments), necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997. The accounting policies followed during the three months ended March 31, 1997 were the same as those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE C -  MERGER WITH ROYCE LABORATORIES, INC. ("ROYCE")

On April 16, 1997, the stockholders of Royce approved the merger which resulted in Royce becoming a wholly owned subsidiary of the Company. Under the terms of the Royce merger agreement, Royce stockholders received approximately 0.19 of a share of the Company's common stock for each Royce share.

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Royce develops, manufactures and markets off-patent prescription drugs in solid dosage forms (tablets and capsules). The merger was consummated on April 16, 1997 and Watson issued approximately 2.6 million shares of Watson common stock for all of the outstanding common shares of Royce. The merger qualified as a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests. Royce's common stock has been de-registered under the Securities Exchange Act of 1934, and consequently, Royce will not file a Form 10-Q for the quarter ended March 31, 1997. The following unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results or financial position.

The following table sets forth unaudited pro forma combined financial information of the Company as if the merger with Royce had been consummated on January 1, 1997 (in thousands):

                                                                                        Pro Forma
                                     Watson             Royce          Adjustments      Combined
                                     ------             -----          -----------      --------
Net revenues                      $  61,105        $   4,782                           $  65,887
Net income (loss)                    14,546             (495)                             14,051
Total assets                        505,645           18,393                             524,038
Total liabilities                    60,562            5,275                              65,837
Minority interest                       459                                                  459
Common stock                            134               68         $     (59)              143
Total stockholders' equity          444,624           13,118                             457,742

In connection with the Royce merger, the Company expects to record a one-time charge of approximately $6.5 million for merger-related expenses in the second quarter of 1997. These expenses include investment banking fees and other costs related to the merger.

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE D  -  JOINT VENTURES

Somerset Pharmaceuticals, Inc. ("Somerset")

The Company maintains a 50% interest in the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. Income recognized from Somerset was approximately $4.5 million and $ 5.2 million for the three months ended March 31, 1997 and 1996, respectively. Income is composed of Watson's 50% share of Somerset's earnings and management fees, offset by amortization of goodwill. At March 31, 1997 and December 31, 1996, the net excess cost of this investment over its net assets was $7.2 million and $7.4 million, respectively. Goodwill is being amortized on a straight-line basis over 15 years.

Orphan drug exclusivity expired for Eldepryl(R) in June 1996. During 1996, the Company experienced a decrease in earnings from Somerset due to increased competition for Eldepryl(R) and increased research and development spending. Management anticipates that the Company's equity in earnings from Somerset will be reduced by approximately 30% to 50% in 1997 from prior year levels due to increased competition for Eldepryl(R) and anticipated increased research and development expenditures in connection with the development of several new products.

Condensed income statements and balance sheets of Somerset are as follows (in thousands):

                                       Three Months Ended March 31,
                                          1997           1996
                                         -------        -------
Net revenues                             $22,271        $25,460
Costs and expenses                         9,934         11,489
Income taxes                               4,375          4,767
                                         -------        -------
       Net income                        $ 7,962        $ 9,204
                                         =======        =======

                                        March 31,     December 31,
                                          1997           1996
                                         -------        -------
Current assets                           $49,445        $45,871
Other assets                               6,758          7,006
                                         -------        -------
       Total assets                      $56,203        $52,877
                                         =======        =======
Current liabilities                      $22,439        $19,075
Stockholders' equity                      33,764         33,802
                                         -------        -------
       Total liabilities
         and stockholders' equity        $56,203        $52,877
                                         =======        =======

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

ANCIRC

In July 1994, the Company and Andrx Corporation ("Andrx") formed a joint venture, ANCIRC, to develop off-patent pharmaceutical products utilizing Andrx's controlled-release technology. The Company utilizes the equity method to account for this joint venture and recognized losses from ANCIRC of approximately $0.4 million and $0.5 million for the quarters ended March 31, 1997 and 1996, respectively.

Condensed income statements and balance sheets of ANCIRC are as follows (in thousands):

                                       Three Months Ended March 31,
                                           1997            1996
                                         -------         -------
Research and development expenses        $   814         $ 1,090
                                         =======         =======
Net loss                                 $  (806)        $(1,089)
                                         =======         =======


                                         March 31,     December 31,
                                           1997            1996
                                         -------         -------
Current assets                           $ 1,217         $   701
Other assets                                  24              25
                                         -------         -------
        Total assets                     $ 1,241         $   726
                                         =======         =======
Current liabilities                      $ 1,769         $ 1,048
Partners' deficit                           (528)           (322)
                                         -------         -------
        Total liabilities and
         stockholders' equity            $ 1,241         $   726
                                         =======         =======

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE E - RECENT PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and will become effective for both interim and annual periods ending after December 15, 1997. Earlier application to the Company's financial statements is prohibited, however disclosure of pro forma EPS computed using SFAS 128 is permitted in the notes to the financial statements. The following table sets forth unaudited pro forma EPS data computed utilizing the provisions of SFAS 128:

                                                Three Months Ended March 31,
                                                     1997         1996
                                                   -------      --------
                      Basic EPS                    $  0.36      $   0.49
                                                   =======      =========
                      Diluted EPS                  $  0.35      $   0.46
                                                   =======      =========

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements which may be deemed to have been made in this Report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the timely development, FDA approval and market acceptance of the Company's products, the products producing royalties for the Company and the products being developed and marketed by the Company's joint ventures; risks associated with the potential acquisition of businesses, technologies or products, including costs which may be incurred in connection with such acquisitions; and other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings. In addition, the U.S. drug industry is highly competitive, with pricing determined by many factors including the number and timing of product introductions. Although the price of an off-patent product generally declines over time as competitors introduce additional versions of the product, the actual degree and timing of price competition is not predictable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Watson Pharmaceuticals, Inc. ("Watson" or the "Company") is engaged in the research and development, production, marketing and distribution of off-patent and proprietary pharmaceutical products. The Company has historically derived its revenues from the manufacture and sale of off-patent pharmaceutical products. While sales of off-patent products continue to be the primary revenue source, certain developments have occurred which have augmented the Company's revenue mix. These developments include the Company's 1995 merger with Circa Pharmaceuticals, Inc. ("Circa"), the establishment of Watson's brand product division in 1996 and the Company's 1997 mergers with Oclassen and Royce.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Revenues for the three months ended March 31, 1997 were $61.1 million compared to $53.8 million for the three months ended March 31, 1996, an increase of $7.3 million or 13.5%. The increase in revenues was composed of a $6.2 million increase in product sales and a $1.1 million increase in royalty income. The increase in product sales was due primarily to increased sales of the Company's core products and brand products introduced in 1997. These increases were partially offset by decreased sales of certain strengths of Hydrocodone products.

Royalty income from sales of Dilacor XR(R) by RPR was $7.0 million for the three months ended March 31, 1997 and represented 29.0% of pre-tax income compared to $6.0 million or 22.6% of pre-tax income for the year-ago quarter. Royalty income increased 17.6% in the three months ended March 31, 1997 as compared with the year-ago period, primarily due to the increased royalty percentage in 1997. Watson's royalty percentage on RPR's sales of Dilacor XR(R) increased from 20% in 1996 to 22% of sales in 1997, as defined. This royalty percentage will remain in effect through the year ended December 31, 2000 and will decline to 3% thereafter. In May 1995, patent exclusivity expired for Dilacor XR(R). The Company is aware of one competitor with a generic formulation of Dilacor XR(R) under review by the U.S. Food and Drug Administration. To date, the loss of exclusivity on Dilacor XR(R) has not had a significant impact on Watson's royalty income, or sales of Dilacor XR(R) by RPR. However, the introduction of generic versions by one or more competitors is likely to cause a decrease in sales of Dilacor XR(R), resulting in a corresponding decrease in the Company's royalty income.

Cost of revenues increased $0.8 million, or 3.9%, to $21.9 million for the quarter ended March 31, 1997 from $21.0 million for the quarter ended March 31, 1996. Gross profit margins increased to 59.5% in 1997 from 56.0% in 1996. This favorable increase was due to higher than average gross margins earned on sales of the Company's brand products and a new product introduced during the first quarter of 1997. Management expects that the gross profit margin will decrease in the second quarter of 1997, due in part to the merger with Royce in April 1997. Royce's sales are composed exclusively of off-patent products and the Company's resulting sales mix will reflect a larger proportion of lower margin, off-patent product sales.

Research and development expenses decreased from $5.3 million in the three months ended March 31, 1996 to $4.2 million in the 1997 period. The Company expects that total 1997 research and development ("R&D") expenses will be approximately the same as 1996 R&D expenses. Certain R&D functions of the merged companies are planned to be consolidated into Watson during 1997. Any savings realized from this consolidation are expected to offset the increased R&D activities related to off-patent and brand product development.

Selling, general and administrative expenses were $9.5 million for the first quarter of 1997, compared to $7.7 million in the year-ago period. The increase is composed of a $2.5 million increase in sales and marketing expenses, offset by a $0.7 million decrease in general and administrative costs. The increased sales and marketing expenses were incurred by Watson in support of the newly-formed brand product division. The Company has hired approximately 70 sales and marketing personnel, the majority of which were added during the fourth quarter of 1996 and through the first quarter of 1997. The decrease in general and administrative expenses of $0.7 million reflected Watson's continuing efforts to control costs. As a percentage of revenues, general and administrative costs decreased from 6.9% in the first quarter of 1996 to 4.9% in the first quarter of 1997.

In connection with the merger with Oclassen, during the first quarter of 1997, the Company recorded a one-time charge of $8.9 million for costs incurred related to the merger. These costs included investment banking fees and other costs related to the consolidation of operations between the two companies. No such expenses were incurred in 1996.

Equity in earnings from joint ventures decreased $0.5 million or 11.0% to $4.1 million in 1997 compared to $4.6 million in 1996. The two most significant ventures included in this earnings amount are Somerset, a 50% owned joint venture, and ANCIRC, a 50% owned joint venture with Andrx Corporation. Equity in earnings from Somerset decreased from $5.2 million in 1996 to $4.5 million in 1997 due to the loss of exclusivity for Eldepryl(R) in June 1996, and to increased research and development expenditures in support of the Phase III clinical trials on a transdermal Eldepryl(R) patch. During 1996, three competitors introduced generic tablets to compete with Eldepryl(R) capsules. The introduction by other companies of additional competitive products could have a material adverse effect on the operating results and financial condition of the Company. Equity in earnings of Somerset represented 18.7% of pre-tax income in 1997 compared to 19.7% of pre-tax income for the year-ago quarter. Management expects that Watson's 1997 earnings from Somerset will decline by approximately 30% to 50% from the prior year levels. Watson's portion of ANCIRC's losses decreased slightly from $0.5 million in 1996 to $0.4 million in 1997.

Investment and other income increased $1.4 million to $3.5 million in 1997 from $2.1 million in 1996. This increase was due to higher short-term interest rates on a larger base of invested cash.

The provision for income taxes increased to $9.7 million in 1997, compared to $7.6 million in 1996. The effective income tax rates were 40.0% and 28.8% for the three months ended March 31, 1997 and 1996, respectively. The increase in the Company's effective income tax rate was due primarily to the non-deductibility of a significant portion of merger expenses recognized in 1997.

Net income decreased to $14.5 million in 1997 from $18.9 million in 1996, principally due to the one-time merger expenses related to the merger with Oclassen in 1997. As a percentage of revenues, net income decreased to 23.7% in 1997 from 35.1% in 1996. Exclusive of the Oclassen merger expenses of $8.9 million, pro forma net income for the first quarter would have been $21.9 million, or $0.53 per share, an increase of 16% from the first quarter of 1996.

                          WATSON PHARMACEUTICALS, INC.

LIQUIDITY AND CAPITAL RESOURCES

As the Company has grown during the last three years, its overall liquidity requirements have increased. The significant increase in accounts receivable, inventories, property and equipment and investment in joint ventures and other long term investments have been financed primarily by cash flows from operating activities and from the Company's public offerings in 1993. The net proceeds from these offerings were used primarily for working capital, property and equipment additions and investments in Andrx and other joint ventures. The balance was invested in short-term marketable securities.

The growth in Watson's accounts receivable balances has been caused primarily by increased product sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potentially uncollectible accounts.
Actual losses have been within management's expectations.

The Company's working capital increased from $282.2 million at December 31, 1996 to $308.0 million at March 31, 1997. This $25.8 million increase was primarily the result of cash flow from operations and increased receivable and inventory balances in support of the Company's increased sales levels. Net cash used in the quarter ended March 31, 1997 was $5.3 million compared to a cash increase of $12.8 million in the year ago quarter. The decrease in cash during the first quarter of 1997 was primarily attributable to increased purchases of marketable securities. During the three months ended March 31, 1997, Watson purchased a net total of $17.5 million of marketable securities. The balance of the net decrease in cash was due to capital additions of $2.0 million, offset by cash provided by operations of $11.3 million and proceeds from the exercise of stock options of $3.3 million.

The Company expects to invest approximately $13.0 million in capital expenditures during 1997. In the three months ended March 31, 1997, Watson had approximately $2.0 million of property and equipment additions.

At March 31, 1997, the Company had a note payable outstanding of approximately $3.4 million. This is comprised of a single, unsecured term loan with interest at a fixed rate of 8.1% and payments due monthly through August 2001. In addition, a credit facility of $36.0 million is currently available to the Company, comprised of (i) a $20.0 million revolving, unsecured line of credit,
(ii) a $6.0 million revolving unsecured equipment line of credit with a term repayment option and (iii) a $10.0 million non-revolving line of credit with a term repayment option. The Company has made no borrowings against this credit facility.

The Company's cash and marketable securities totaled $246.4 million at March 31, 1997. The Company anticipates that its current cash and amounts available under its bank financing agreement will be sufficient to fund its short-term working capital requirements and enable the Company to continue its operations on a long-term basis. To the extent that additional capital resources are required, such capital may be raised through bank borrowings, equity offerings, or other means.

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

                          WATSON PHARMACEUTICALS, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in various disputes and litigation matters which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's financial position or results of operations. There have been no significant developments in any legal matter since the filing of the Company's 1996 Annual Report on Form 10-K, except as noted below.

         In April 1997, the Securities and Exchange Commission announced the settlement of all outstanding actions against five individuals, including three employees of Royce, who allegedly traded securities of Royce while in the possession of material non-public information. See the disclosure under "Other Legal Proceedings" in Royce's 1996 Annual Report on Form 10-K. The settlements involved payments by the defendants of disgorgement, fines and interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the registrant's annual meeting of stockholders held on May 5, 1997, several proposals were set before the stockholders for their vote.

PROPOSAL ONE: Election of two directors to hold office until the 2000 Annual ------------- Meeting

Director - Class II                      VOTE FOR          VOTE WITHHELD
-------------------                      --------          -------------
Alec D. Keith Ph.D.                     29,114,727            346,206

Ronald R. Taylor                        29,163,881            297,052

PROPOSAL TWO: To amend the 1991 Stock Option Plan to increase by 1,000,000 the ------------- number of shares authorized for issuance

         For:                                          27,423,487
         Against:                                       1,759,415
         Abstain:                                         278,031

PROPOSAL THREE: Ratification of the selection of Price Waterhouse LLP as --------------- independent public accountants for the Company for the current year

         For:                                          29,354,390
         Against:                                          50,272
         Abstain:                                          56,271

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits:
                  10.6(a)  Amendment to the 1991 Stock Option Plan
                  27.1      Financial Data Schedule (EDGAR version only)

         (b)      Reports on Form 8-K:

                  On January 9, 1997, the Company filed a Form 8-K Report to disclose the execution of the Royce Merger Agreement. On March 14, 1997, the Company filed a Form 8-K Report to disclose the consummation of the Oclassen Merger. On May 1,1997 the Company filed a Form 8-K Report to disclose the consummation of the Royce Merger.

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


                                         By:        /s/ CHATO ABAD
                                            ------------------------------------
                                                        Chato Abad
                                                 Vice President - Finance
                                              (Principal Accounting Officer)

Dated: May 13,1997