Form 10-Q
period 1997-06-30
WATSON PHARMACEUTICALS INC
filed 1997-08-14
CIK 884629

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

The number of shares outstanding of the Registrant's only class of common stock as of August 5, 1997 was 43,745,148 shares.

                          WATSON PHARMACEUTICALS, INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


PART I FINANCIAL INFORMATION


                                                                      PAGE NUMBER
Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets
              as of June 30, 1997 and
              December 31, 1996                                           3

            Consolidated Statements of
              Income for the Three and Six Months Ended
              June 30, 1997 and 1996                                      5
            Consolidated Statements of Cash
              Flows for the Six Months Ended
              June 30, 1997 and 1996                                      6

            Notes to Consolidated Financial Statements                    8

Item 2.     Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                                  15

Item 3.     Quantitative and Qualitative Disclosure About Market
            Risk                                                         20

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                            21

Item 6.     Exhibits and Reports on Form 8-K                             22

SIGNATURES                                                               23


PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                        June 30,       December 31,
                                                          1997             1996
                                                        --------         --------
                                                       (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                             $130,253         $158,221
  Marketable securities                                   78,148           80,966
  Accounts receivable, net of allowances for
         doubtful accounts of $1,982 and $2,206           46,527           32,845
  Royalty receivable                                       6,066            5,554
  Inventories:
         Raw materials                                    21,244           12,801
         Work-in-process                                   6,519            7,150
         Finished goods                                   16,725           12,478
  Prepaid expenses and other current assets                3,301            6,381
  Deferred tax assets                                     11,246            9,807
                                                        --------         --------

                     Total current assets                320,029          326,203

Property and equipment, net                               79,259           78,429
Investments and other assets                             135,454           66,051
Product rights, net                                      198,850            2,171
                                                        --------         --------

                     Total assets                       $733,592         $472,854
                                                        ========         ========




          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                   June 30,          December 31,
                                                                     1997                1996
                                                                   --------           ---------
                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $  34,302          $  31,758
  Income taxes payable                                                 6,106                472
  Current portion of long-term debt                                      817              1,025
  Current liability from acquisition of product rights               100,000
                                                                   ---------          ---------

                Total current liabilities                            141,225             33,255

Long-term debt                                                         2,848              3,864
Long-term liability from acquisition of product rights                50,000
Deferred tax liabilities                                              36,040             12,226
                                                                   ---------          ---------

                Total liabilities                                    230,113             49,345
                                                                   ---------          ---------

Commitments and contingencies

Minority interest                                                        586                401
                                                                   ---------          ---------

Stockholders' equity:
  Preferred stock; no par; 2,500 shares
    authorized; none outstanding
  Common stock; par value of $.0033; 500,000
    shares authorized; 43,566 and 42,745
    shares issued and outstanding, respectively                          144                141
  Additional paid-in capital                                         245,713            231,653
  Retained earnings                                                  218,015            184,852
  Unrealized holding gain on available-for-sale securities            39,339              7,189
  Notes receivable from stockholders                                    (318)              (727)
                                                                   ---------          ---------
                Total stockholders' equity                           502,893            423,108
                                                                   ---------          ---------

                Total liabilities and stockholders' equity         $ 733,592          $ 472,854
                                                                   =========          =========



          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)
                                   (UNAUDITED)



                                                    Six Months Ended                 Three Months Ended
                                                        June 30,                          June 30,
                                                  1997             1996             1997             1996
                                                --------         --------         --------         --------
Revenues:
   Product sales                                $122,434         $108,574         $ 63,735         $ 55,003
   Royalty income                                 14,249           12,602            7,208            6,616
                                                --------         --------         --------         --------
         Total revenues                          136,683          121,176           70,943           61,619
                                                --------         --------         --------         --------

Operating expenses:
   Cost of revenues                               52,500           49,684           26,812           25,057
   Research and development                        8,840           11,568            4,219            5,839
   Selling, general and administrative            20,219           18,979            9,797           10,153
   Merger expenses                                14,718                             5,821
                                                --------         --------         --------         --------
         Total operating expenses                 96,277           80,231           46,649           41,049
                                                --------         --------         --------         --------

Operating income                                  40,406           40,945           24,294           20,570

Other income:
   Equity in earnings of joint ventures            7,895            9,353            3,760            4,709
   Investment and other income                     7,131            4,240            3,616            2,053
                                                --------         --------         --------         --------
         Other income, net                        15,026           13,593            7,376            6,762
                                                --------         --------         --------         --------

Income before provision
   for income taxes                               55,432           54,538           31,670           27,332
Provision for income taxes                        22,269           16,143           12,558            8,513
                                                --------         --------         --------         --------

Net income                                      $ 33,163         $ 38,395         $ 19,112         $ 18,819
                                                ========         ========         ========         ========


Earnings per share                              $   0.75         $   0.87         $   0.43         $   0.43
                                                ========         ========         ========         ========
Weighted average
   shares outstanding                             44,271           44,080           44,352           44,097
                                                ========         ========         ========         ========




          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (UNAUDITED)




                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                 1997               1996
                                                                              ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  33,163          $  38,395
                                                                              ---------          ---------
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                 4,180              3,460
    Amortization of unearned compensation-stock awards                                                 501
    Dividends received from Somerset                                              8,000              6,500
    Equity in earnings of joint ventures                                         (6,597)            (7,497)
    Provision for doubtful accounts                                                (224)             1,034
    Deferred income tax provision                                                   675              7,751
    Tax benefit related to stock option plan                                      7,342              3,427
    Changes in assets and liabilities:
         Accounts receivable                                                    (13,458)            (1,937)
         Royalty receivable                                                        (512)             2,080
         Inventories                                                            (12,059)            (8,069)
         Prepaid expenses and other current assets                                3,080               (602)
         Other assets                                                              (752)               384
         Accounts payable and accrued expenses                                    2,544             (6,185)
         Income taxes payable                                                     5,634                575
         Other liabilities                                                                            (477)
                                                                              ---------          ---------
            Total adjustments                                                    (2,147)               945
                                                                              ---------          ---------
               Net cash provided by operating activities                         31,016             39,340
                                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                          (4,519)            (7,613)
    Purchases of marketable securities                                          (82,799)           (53,500)
    Proceeds from maturities of marketable securities                            85,565             43,935
    Acquisition of product rights                                               (46,922)
    Investment in Andrx                                                         (15,300)
    Increase in investment in joint ventures                                       (915)            (2,460)
                                                                              ---------          ---------
               Net cash used in investing activities                            (64,890)           (19,638)
                                                                              ---------          ---------



          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)




                                                                               Six Months Ended
                                                                                   June 30,
                                                                            1997              1996
                                                                         ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Long-term debt paid in advance                                    $    (752)
       Principal payments on long-term debt                                   (472)         $    (351)
       Proceeds from exercise of stock options                               7,130              7,770
                                                                         ---------          ---------
                Net cash provided by financing activities                    5,906              7,419
                                                                         ---------          ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (27,968)            27,121

CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD                                                           158,221             97,507
                                                                         ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 130,253          $ 124,628
                                                                         =========          =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the periods for:
                Interest                                                 $     194          $     322
                Income taxes                                             $   9,248          $   4,360

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
       FINANCING ACTIVITIES:
                Acquisition of product rights:
                    Fair value of assets acquired                        $(196,922)
                    Fair value of liabilities assumed                    $ 150,000
                                                                         ---------
                                                                         $ (46,922)
                                                                         =========


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)


NOTE A - GENERAL

The unaudited consolidated financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996, as well as related notes, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments), necessary to present fairly the Company's financial position as of June 30, 1997, and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The results of operations and cash flows for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997. The accounting policies followed during the three and six months ended June 30, 1997 were the same as those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - RECENT MERGERS

Merger with Oclassen Pharmaceuticals, Inc. ("Oclassen")

On February 26, 1997, the stockholders of Oclassen approved the merger which resulted in Oclassen becoming a wholly owned subsidiary of the Company. Under the terms of the Oclassen merger agreement, Oclassen stockholders received approximately 0.37 of a share of the Company's common stock for each Oclassen share. In the merger, Watson issued approximately 3.3 million shares of common stock for all of the outstanding common shares of Oclassen.

Oclassen develops specialty prescription pharmaceuticals to prevent and treat skin diseases and markets these products to dermatologists. The merger qualified as a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests. During the first quarter of 1997, the Company recorded a one -time charge of $8.9 million for investment banking fees and other merger related expenses incurred in connection with the Oclassen acquisition. The Company's financial statements have been restated to include the results of Oclassen for all periods presented.

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Merger with Royce Laboratories, Inc. ("Royce")

On April 16, 1997, the stockholders of Royce approved the merger which resulted in Royce becoming a wholly owned subsidiary of the Company. Under the terms of the Royce merger agreement, Royce stockholders received approximately 0.19 of a share of the Company's common stock for each Royce share. In the merger, Watson issued approximately 2.6 million shares of common stock for all of the outstanding common shares of Royce.

Royce develops, manufactures and markets off-patent prescription drugs in solid dosage forms (tablets and capsules). The merger qualified as a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests. During the second quarter of 1997, the Company recorded a one-time charge of $5.8 million for investment banking fees and other merger related expenses incurred in connection with the Royce acquisition. The Company's financial statements have been restated to include the results of Royce for all periods presented.

NOTE C - ACQUISITION OF PRODUCT RIGHTS

On June 30, 1997, in connection with the termination of a partnership agreement with Rhone-Poulenc Rorer, Inc. ("RPR"), the Company obtained the exclusive U.S. and certain worldwide marketing, sales and distribution rights to Dilacor XR(R) for $190.0 million in cash (payable as set forth below), future royalties and an inventory supply agreement. RPR agreed to transfer the new drug application for Dilacor XR(R) to Watson no later than December 31, 1997. In addition, Watson acquired the customer list for Dilacor XR(R) and the exclusive license to use the Dilacor XR(R) trademark. Prior to the termination of the partnership agreement, the Company earned royalties on RPR's sales of Dilacor XR(R). Watson earned royalties from such RPR sales in the amount of $27.2 million and $14.2 million for the year ended December 31, 1996 and six months ended June 30, 1997, respectively. RPR's sales of Dilacor XR(R) in 1996 were approximately $140.0 million.

Dilacor XR(R) (diltiazem hydrochloride) has been available in the United States for the treatment of hypertension since June 1992 and was approved for the treatment of chronic stable angina in March 1995. The Company obtained all worldwide rights with the exception of New Zealand, The Republic of Korea and North Korea. Watson is responsible for obtaining all regulatory approvals required to market Dilacor XR(R) outside of the United States.

The Company expects to use available cash on hand and future operating cash flows to fund this acquisition. Watson paid $40.0 million on the acquisition date. The remaining scheduled payments, excluding royalties and future payments under an inventory supply agreement, are due as follows:



Due Date                                                       Amount
---------------                                                --------------
July 1, 1997                                                   $ 55.0 million
January 1, 1998                                                  45.0 million
January 1, 1999                                                  30.0 million
January 1, 2000                                                  15.0 million
January 1, 2001                                                   5.0 million
                                                               --------------
             Total                                             $150.0 million
                                                               ==============

                           WATSON PHARMACEUTICALS, INC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


These product rights will be amortized on a straight-line basis over 17 years.

In May 1995, patent exclusivity expired for Dilacor XR(R). To date, this loss of exclusivity has not had a significant impact on sales of Dilacor XR(R).
The Company is aware of one competitor with a generic formulation of Dilacor XR(R) under review by the U.S. Food and Drug Administration ("FDA"). The FDA approval of a generic substitute is expected to occur during the second half of 1997. When a generic version of Dilacor XR(R) is available, sales of this product are likely to decline.

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE D - INCREASE IN INVESTMENT IN ANDRX CORPORATION ("ANDRX")

On June 16, 1997, the Company purchased a total of 600,000 shares of Andrx common stock from Andrx and its founders. The stock was purchased for $25.50 per share. The total purchase price of $15.3 million was paid from Watson's available cash on hand. The Company now owns 2.7 million common shares of Andrx, which represents approximately 18.5% of the total Andrx common shares outstanding. Watson continues to account for this investment using the cost method, which requires that the investment be adjusted to fair value. The fair value of the Andrx investment, based on the Andrx closing price at June 30, 1997, has appreciated by $66.0 million. This unrealized gain, net of applicable income taxes of $26.5 million, is reflected as a separate component of stockholders' equity.


NOTE E - JOINT VENTURES

Somerset Pharmaceuticals, Inc. ("Somerset")

The Company owns a 50% interest in the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. Income recognized from Somerset was approximately $4.1 million and $5.3 million for the three months ended June 30, 1997 and 1996, respectively. Income is comprised of Watson's 50% share of Somerset's earnings and management fees, offset by amortization of goodwill. At June 30, 1997 and December 31, 1996, the net excess cost of this investment over its net assets was $6.9 million and $7.4 million, respectively. Goodwill is being amortized on a straight-line basis over 15 years.

In June 1996, orphan drug exclusivity for Eldepryl(R) expired. In August 1996, the FDA approved three companies to market a generic tablet form of Eldepryl(R) . Somerset has increased its research and development spending in order to develop alternative indications for Eldepryl(R) and for the development of other compounds. Due to generic competition and increased research and development spending, management anticipates that the Company's equity in earnings from Somerset in 1997 will decline by approximately 30% to 50% from 1996 earnings.

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Condensed income statements and balance sheets of Somerset are as follows (in thousands):


CONDENSED INCOME STATEMENTS


                                          Six Months Ended                 Three Months Ended
                                              June 30,                           June 30,
                                      1997               1996             1997            1996
                                    --------           --------          -------         -------

Net revenues                        $ 39,545           $ 55,603          $17,273         $30,143
Costs and expenses                    15,182             27,784            5,247          16,295
Income taxes                           8,530              9,574            4,155           4,807
                                    --------           --------          -------         -------
       Net income                   $ 15,833           $ 18,245          $ 7,871         $ 9,041
                                    ========           ========          =======         =======



CONDENSED BALANCE SHEETS


                                         June 30,      December 31,
                                          1997            1996
                                         -------       -----------

Current assets                           $45,746           $45,871
Other assets                               6,490             7,006
                                         -------           -------
       Total assets                      $52,236           $52,877
                                         =======           =======

Current liabilities                      $18,600           $19,075
Stockholders' equity                      33,636            33,802
                                         -------           -------
       Total liabilities and
         stockholders' equity            $52,236           $52,877
                                         =======           =======

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


ANCIRC

In July 1994, the Company and Andrx formed a joint venture, ANCIRC, to develop off-patent pharmaceutical products utilizing Andrx's controlled-release technology. The Company utilizes the equity method to account for this joint venture and recognized losses from ANCIRC of approximately $360,000 and $488,000 for the quarters ended June 30, 1997 and 1996, respectively.

Condensed statements of operations and balance sheets of ANCIRC are as follows (in thousands):


CONDENSED STATEMENTS OF OPERATIONS



                                     Six Months Ended                Three Months Ended
                                         June 30,                          June 30,
                                  1997             1996             1997             1996
                                 -------          -------          -------          -------
Research and development
   expenses                      $ 1,547          $ 2,066          $   733          $   976
                                 =======          =======          =======          =======

Net loss                         $(1,527)         $(2,062)         $  (721)         $  (973)
                                 =======          =======          =======          =======



CONDENSED BALANCE SHEETS


                                    June 30,       December 31,
                                     1997             1996
                                    --------       ------------

Current assets                       $   154            $   701
Other assets                             261                 25
                                     -------            -------
       Total assets                  $   415            $   726
                                     =======            =======

Current liabilities                  $   863            $ 1,048
Partners' deficit                       (448)              (322)
                                     -------            -------
       Total liabilities and
          partners' deficit          $   415            $   726
                                     =======            =======

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE F - RECENT PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and will become effective for both interim and annual periods ending after December 15, 1997. Earlier application to the Company's financial statements is prohibited. However, disclosure of pro forma EPS computed using SFAS 128 is permitted in the notes to the financial statements. The following table sets forth unaudited pro forma EPS data computed under the provisions of SFAS 128:


                      Six Months Ended          Three Months Ended
                          June 30,                    June 30,
                     1997          1996          1997          1996
                    -----         -----         -----         -----

Basic EPS           $0.77         $0.93         $0.44         $0.46
                    =====         =====         =====         =====

Diluted EPS         $0.75         $0.87         $0.43         $0.43
                    =====         =====         =====         =====


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from forward-looking statements which may be deemed to have been made in this Report, or which are otherwise made by or on behalf of the Company. Such factors include, but are not limited to, changing market conditions; the availability and cost of raw materials; the timely development, FDA approval and market acceptance of the Company's products, the products producing royalties for the Company and the products being developed and marketed by the Company's joint ventures; risks associated with the potential acquisition of businesses, technologies or products, including costs which may be incurred in connection with such acquisitions; and other risks detailed herein or detailed from time to time in the Company's Securities and Exchange Commission filings. In addition, the U.S. drug industry is highly competitive, with pricing determined by many factors including the number and timing of product introductions. Generally, the price of a branded product will decline as off-patent products are introduced. Likewise, the price of an off-patent product will generally decline as competitors introduce additional versions of the product. The actual degree and timing, however, of this price competition is not predictable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Revenues for the six months ended June 30, 1997 were $136.7 million compared to $121.2 million for the six months ended June 30, 1996, an increase of $15.5 million or 12.8%. The increase in revenues consists of a $13.9 million increase in product sales and a $1.6 million increase in royalty income. The increase in product sales was due primarily to sales of new products introduced in 1997 and increased sales of both off-patent and proprietary products. These increases were partially offset by decreased sales of certain core products.

Royalty income from sales of Dilacor XR(R) by Rhone-Poulenc Rorer, Inc.
("RPR") was $14.2 million for the six months ended June 30, 1997 and represented 25.7% of pre-tax income compared to $12.6 million or 23.1% of pre-tax income for the year-ago period. The 13.1% increase in royalty income for the six months ended June 30, 1997 was primarily due to the increase in the royalty percentage from 20% in 1996 to 22% in 1997. As discussed in Note C, on June 30, 1997, the Company purchased certain rights to Dilacor XR(R) and terminated the prior royalty arrangement with RPR .

Gross profit margins increased to 57.1% in 1997 from 54.2% in 1996. This favorable increase was due to higher than average gross margins earned on sales of the Company's proprietary products and new products introduced during the first half of 1997.

Research and development expenses decreased from $11.6 million in the first half of 1996 to $8.8 million in the 1997 period. The decrease is due to the consolidation of certain research and development functions of Circa Pharmaceuticals, Inc. ("Circa"), Oclassen and Royce into Watson as a result of the mergers with these entities.

Selling, general and administrative expenses were $20.2 million for the first half of 1997, compared to $19.0 million in the year-ago period. The increase consists of a $3.3 million increase in sales and marketing expenses, offset by a $2.1 million decrease in general and administrative costs. The increased sales and marketing expenses were incurred by Watson in support of its expanded proprietary products division. At June 30, 1997, the Company had approximately 160 sales and marketing personnel as compared to approximately 95 in the year-ago period.

The decrease in general and administrative expenses of $2.1 million was primarily the result of the consolidation of the acquired companies. In addition, the 1997 period did not reflect deferred compensation expense that was fully amortized during 1996. As a percentage of revenues, general and administrative costs decreased from 7.4% in the first half of 1996 to 5.1% in the first half of 1997.

In connection with the Oclassen and Royce mergers, the Company recorded non-recurring charges of $14.7 million in the first half of 1997. These costs included investment banking fees and other costs related to the consolidation of the companies. No such expenses were incurred in 1996.

Equity in earnings from joint ventures decreased $1.5 million, or 16.0%, to $7.9 million in the first six months of 1997, compared to $9.4 million in the comparable 1996 period. The significant ventures generating these earnings were Somerset Pharmaceuticals, Inc. ("Somerset"), a 50% owned joint venture with Mylan Laboratories, Inc. and ANCIRC, a 50% owned joint venture with Andrx Corporation. Equity in earnings from Somerset decreased from $10.5 million in the first half of 1996 to $8.7 million in the first half of 1997. The Company believes the decreased earnings are due to the June 1996 loss of exclusivity for Eldepryl(R) . During 1996, three competitors introduced generic tablets to compete with Eldepryl(R) capsules. The introduction of additional competitive products could have a material adverse effect on Somerset's contribution to Watson's operating results. In addition, Somerset has increased its research and development expenditures in support of Phase III clinical trials on a transdermal Eldepryl(R) patch. Equity in earnings of Somerset represented
15.6% of pre-tax income in 1997 compared to 19.2% of pre-tax income for the year-ago period. Management expects that Watson's total 1997 earnings from Somerset will decline by approximately 30% to 50% compared to 1996. Watson's equity in ANCIRC's losses for the first six months of 1997 decreased slightly from $1.1 million in 1996 to $763,000 in 1997.

Investment and other income increased $2.9 million to $7.1 million in the first half of 1997 from $4.2 million in the 1996 period. This increase was primarily due to additional earnings generated from the Company's larger base of invested cash.

The provision for income taxes increased to $22.3 million in 1997, compared to $16.1 million in 1996. The effective income tax rate was 40.2% and 29.6% for the six months ended June 30, 1997 and 1996, respectively. The increase in the Company's effective income tax rate was due primarily to the non-deductibility of a significant portion of merger expenses incurred in 1997.

Net income decreased to $33.2 million in 1997 from $38.4 million in 1996, due to one-time merger expenses incurred in connection with the acquisitions of Oclassen and Royce. Exclusive of merger expenses of $14.7 million and related income taxes, net income for the first six months of 1997 would have been $46.1 million, or $1.04 per share, an increase of 19.5% from the first half of 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996


Revenues for the three months ended June 30, 1997 were $70.9 million compared to $61.6 million for the three months ended June 30, 1996, an increase of $9.3 million or 15.1%. The increase in revenues consists of an $8.7 million increase in product sales and a $600,000 increase in royalty income. The increase in product sales was due primarily to sales of new products introduced in 1997 and increased sales of both off-patent and proprietary products. These increases were partially offset by decreased sales of certain core products.

Royalty income from sales of Dilacor XR(R) by RPR was $7.2 million for the three months ended June 30, 1997 and represented 22.8% of pre-tax income compared to $6.6 million or 24.2% of pre-tax income for the year-ago period. The 9.0% increase in royalty income for second quarter of 1997 was primarily due to the increase in the royalty percentage from 20% in 1996 to 22% in 1997. On June 30, 1997 Watson purchased certain rights to Dilacor XR(R) and the prior royalty arrangement with RPR was terminated.

Gross profit margins increased to 57.9% in 1997 from 54.4% in 1996. This favorable increase was due to higher than average gross margins earned on sales of the Company's brand products and new products introduced during the second quarter of 1997.

Research and development expenses decreased from $5.8 million in the three months ended June 30, 1996 to $4.2 million in the 1997 period. The decrease is due to the consolidation of certain research and development functions of Circa, Oclassen and Royce into Watson.

Selling, general and administrative expenses were $9.8 million for the second quarter of 1997, compared to $10.2 million in the year-ago period. This net decline consists of a $1.3 million decrease in general and administrative costs offset by a $900,000 increase in sales and marketing expenses. The increased sales and marketing expenses were incurred by Watson in support of its expanded proprietary products division.

The decrease in general and administrative expenses of $1.3 million was primarily the result of the consolidation of the companies. In addition, the 1997 period did not reflect deferred compensation expense that was fully amortized during 1996. As a percentage of revenues, general and administrative costs decreased from 7.6% in the second quarter of 1996 to 4.8% in the second quarter of 1997.

In connection with the Royce merger, the Company recorded one-time charges of $5.8 million in the second quarter of 1997. These costs included investment banking fees and other costs related to the consolidation of the companies. No such expenses were incurred in the 1996 period.

Equity in earnings from joint ventures decreased $900,000, or 20.0%, to $3.8 million in the second quarter of 1997 compared to $4.7 million in the comparable 1996 period. Equity in earnings from Somerset decreased from $5.3 million in the second quarter of 1996 to $4.1 million in the second quarter of 1997. The decreased earnings from Somerset are due to the June 1996 loss of exclusivity for Eldepryl(R) and to Somerset's increased research and development expenditures in support of the Phase III clinical trials on a transdermal Eldepryl(R) patch. Equity in earnings of Somerset represented

13.0 % of pre-tax income in 1997 compared to 19.2% of pre-tax income for the year-ago period. Watson's portion of ANCIRC's losses for the three months ended June 30, 1997 decreased slightly from $488,000 in 1996 to $360,000 in 1997.

Investment and other income increased $1.5 million to $3.6 million in the second quarter of 1997 from $2.1 million in the 1996 period. This increase was primarily due to the additional earnings generated from the Company's larger base of invested cash.

The provision for income taxes increased to $12.6 million in 1997, compared to $8.5 million in 1996. The effective income tax rate was 39.7% and 31.1% for the three months ended June 30, 1997 and 1996, respectively. The increase in the Company's effective income tax rate was due primarily to the non-deductibility of a significant portion of merger expenses incurred in the second quarter of 1997.

Net income increased slightly to $19.1 million in 1997 from $18.8 million in 1996, principally due to the increased revenues generated in the second quarter of 1997, offset by merger expenses and increased income tax expense. Exclusive of merger expenses of $5.8 million and related income taxes, net income for the three months ended June 30, 1997 would have been $24.7 million, or $0.56 per share, an increase of 30.5% from the second quarter of 1996.

                          WATSON PHARMACEUTICALS, INC.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $292.9 million at December 31, 1996 to $178.8 million at June 30, 1997. This $114.1 million decrease was primarily due to the purchase of 600,000 additional shares of Andrx and the initial cash payment and current liabilities incurred in connection with the purchase of certain rights to Dilacor XR(R) . This was offset by cash flows from operations and increased accounts receivable and inventory balances in support of the Company's increased sales levels.

The growth in Watson's accounts receivable balances is the result of increased product sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potentially uncollectible accounts. Actual losses have been within management's expectations.

The Company expects to invest approximately $13.0 million in capital expenditures during 1997. In the six months ended June 30, 1997, Watson incurred approximately $4.5 million of property and equipment expenditures.

At June 30, 1997, the Company had notes payable outstanding of approximately $3.7 million. In addition, a credit facility of $36.0 million is currently available to the Company, comprised of (i) a $20.0 million revolving, unsecured line of credit, (ii) a $6.0 million revolving unsecured equipment line of credit with a term repayment option and (iii) a $10.0 million non-revolving line of credit with a term repayment option. The Company has made no borrowings against this credit facility.

The Company's purchase of certain rights to Dilacor XR(R) was structured with a $40.0 million cash payment in June 1997. The remaining scheduled payments, excluding royalties and future payments under an inventory supply agreement, are due as follows:


                July 1, 1997                       $ 55.0  million
                January 1, 1998                      45.0  million
                January 1, 1999                      30.0  million
                January 1, 2000                      15.0  million
                January 1, 2001                       5.0  million
                                                   ------
                                                   $150.0  million
                                                   ======


The Company expects to use available cash on hand and future operating cash flows to fund this obligation.

The Company's cash and marketable securities totaled $208.4 million at June 30, 1997. The Company anticipates that its current cash and amounts available under its bank financing agreement will be sufficient to fund its short-term working capital requirements and enable the Company to continue its operations on a long-term basis. To the extent that additional capital resources are required, such capital may be raised through bank borrowings, equity offerings, or other means.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                          WATSON PHARMACEUTICALS, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various disputes and litigation matters which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's financial position or results of operations. There have been no material developments in any such matters since the filing of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, except as noted below.

In August 1996, Somerset filed a complaint against the FDA entitled Somerset Pharmaceuticals, Inc. v. Donna Shalala, et al. in the United States District Court for the District of Delaware. See "Legal Proceedings" in Watson's Form 10-K for the fiscal year ended December 31, 1996. In June 1997, Somerset's motion for a preliminary injunction in such action was denied by the court. Somerset has filed an appeal of the court's decision.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                  27.1      Financial Data Schedule (EDGAR version only)

         (b)   Reports on Form 8-K:

                  On July 14, 1997, the Company filed a Form 8-K Report to disclose the acquisition of the marketing, sales and distribution rights to Dilacor XR(R).

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



                                              WATSON PHARMACEUTICALS, INC.
                                                      (Registrant)


                                         By:         /s/ ALLEN CHAO
                                            ----------------------------------
                                                     Allen Chao, Ph.D.
                                           Chairman and Chief Executive Officer
                                            (Principal Executive and Financial
                                                         Officer)

                                         By:        /s/ CHATO ABAD
                                            ----------------------------------
                                                        Chato Abad
                                                  Vice President - Finance
                                               (Principal Accounting Officer)




Dated: August 13,1997