Form 10-Q
period 1997-09-30
WATSON PHARMACEUTICALS INC
filed 1997-11-14
CIK 884629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                           YES [X]      NO [ ]

The number of shares outstanding of the Registrant's only class of common stock as of November 4, 1997 was 87,840,934 shares.

                          WATSON PHARMACEUTICALS, INC.

                             INDEX TO THE FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

          PART I     FINANCIAL INFORMATION                        PAGE NUMBER

         Item 1.     Consolidated Financial Statements

                     Consolidated Balance Sheets
                       as of September 30, 1997 and
                       December 31, 1996                               3

                     Consolidated Statements of
                       Income for the Three and Nine Months
                       Ended September 30, 1997 and 1996               5

                     Consolidated Statements of Cash
                       Flows for the Nine Months Ended
                       September 30, 1997 and 1996                     6

                     Notes to Consolidated Financial Statements        8

         Item 2.     Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations                      15

         Item 3.     Quantitative and Qualitative Disclosure
                       About Market Risk                              18

         PART II     OTHER INFORMATION

         Item 1.     Legal Proceedings                                19

         Item 6.     Exhibits and Reports on Form 8-K                 19

         SIGNATURES                                                   20

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                          1997            1996
                                                      -------------    ------------
                                                      (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                             $100,673        $158,221
  Marketable securities                                   82,013          80,966
  Accounts receivable, net of allowances for
    doubtful accounts of $2,130 and $2,206                64,809          32,845
  Royalty receivable                                                       5,554
  Inventories:
    Raw materials                                         17,705          12,801
    Work-in-process                                        9,684           7,150
    Finished goods                                        17,310          12,478
  Prepaid expenses and other current assets                1,024           6,381
  Deferred tax assets                                      9,146           9,807
                                                        --------        --------

            Total current assets                         302,364         326,203

Property and equipment, net                               81,821          78,429
Investments and other assets                             160,447          66,051
Product rights, net                                      197,369           2,171
                                                        --------        --------

                                                        $742,001        $472,854
                                                        ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                    1997              1996
                                                               -------------      ------------
                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $  39,770         $  31,758
  Income taxes payable                                               6,671               472
  Current portion of long-term debt                                    812             1,025
  Current liability from acquisition of product rights              45,000
                                                                 ---------         ---------

        Total current liabilities                                   92,253            33,255

Long-term debt                                                       2,648             3,864
Long-term liability from acquisition of product rights              50,000
Deferred tax liabilities                                            43,730            12,226
                                                                 ---------         ---------

        Total liabilities                                          188,631            49,345
                                                                 ---------         ---------
Commitments and contingencies


Minority interest                                                      767               401
                                                                 ---------         ---------
Stockholders' equity:
  Preferred stock; no par; 2,500 shares
    authorized; none outstanding
  Common stock; par value of $.0033; 500,000
    shares authorized; 87,764 and 85,439
    shares issued and outstanding, respectively                        290               282
  Additional paid-in capital                                       255,451           231,512
  Retained earnings                                                245,613           184,852
  Unrealized holding gain on available-for-sale securities          51,321             7,189
  Notes receivable from stockholders                                   (72)             (727)
                                                                 ---------         ---------
        Total stockholders' equity                                 552,603           423,108
                                                                 ---------         ---------

                                                                 $ 742,001         $ 472,854
                                                                 =========         =========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                           1997          1996         1997          1996
                                        -----------   ----------   -----------   ----------
Revenues:
 Product sales                          $    91,817   $   55,074   $   214,251   $  163,648
 Royalty income                                            7,260        14,249       19,862
                                        -----------   ----------   -----------   ----------
    Total revenues                           91,817       62,334       228,500      183,510
                                        -----------   ----------   -----------   ----------

Operating expenses:
 Cost of revenues                            34,525       25,457        87,025       75,141
 Research and development                     4,201        5,706        13,041       17,274
 Selling, general and administrative         11,606        9,752        31,825       28,731
 Amortization of intangibles                  3,280                      3,280
 Merger expenses                                                        14,718
                                        -----------   ----------   -----------   ----------
    Total operating expenses                 53,612       40,915       149,889      121,146
                                        -----------   ----------   -----------   ----------

Operating income                             38,205       21,419        78,611       62,364

Other income:
 Equity in earnings of joint ventures         1,818        4,803         9,713       14,156
 Investment and other income, net             2,412        2,582         9,543        6,822
                                        -----------   ----------   -----------   ----------
    Total other income                        4,230        7,385        19,256       20,978
                                        -----------   ----------   -----------   ----------

Income before provision
 for income taxes                            42,435       28,804        97,867       83,342
Provision for income taxes                   14,837        9,609        37,106       25,752
                                        -----------   ----------   -----------   ----------

Net income                              $    27,598   $   19,195   $    60,761   $   57,590
                                        ===========   ==========   ===========   ==========

Earnings per share                      $      0.31   $     0.22   $      0.68   $     0.65
                                        ===========   ==========   ===========   ==========
Weighted average
 shares outstanding                          90,013       87,790        89,037       88,036
                                        ===========   ==========   ===========   ==========


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                 1997            1996
                                                               ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  60,761      $  57,590
                                                               ---------      ---------
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                     9,265          5,298
 Amortization of unearned compensation-stock awards                                 716
 Dividends received from Somerset                                  8,000         10,500
 Equity in earnings of joint ventures                             (8,832)       (11,415)
 Provision for doubtful accounts                                     (76)           918
 Deferred income tax provision                                     2,775         10,009
 Tax benefit related to stock option plan                         10,993          3,765
 Changes in assets and liabilities:
   Accounts receivable                                           (31,888)        (1,960)
   Royalty receivable                                              5,554            950
   Inventories                                                   (12,270)        (5,980)
   Prepaid expenses and other current assets                       5,357         (1,486)
   Other assets                                                   (2,355)            12
   Accounts payable and accrued expenses                           8,012         (1,548)
   Income taxes payable                                            6,199          6,999
   Other liabilities                                                               (714)
                                                               ---------      ---------
      Total adjustments                                              734         16,064
                                                               ---------      ---------
       Net cash provided by operating activities                  61,495         73,654
                                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                              (8,880)        (9,491)
 Purchases of marketable securities                             (101,825)       (84,885)
 Proceeds from maturities of marketable securities               100,857         39,516
 Acquisition of product rights                                   (48,478)
 Investment in Andrx                                             (15,307)
 Investments in joint ventures                                    (2,590)        (3,857)
                                                               ---------      ---------
       Net cash used in investing activities                     (76,223)       (58,717)
                                                               ---------      ---------


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     1997            1996
                                                                  -----------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on liability from
        acquisition of product rights                             $   (55,000)
   Proceeds from long-term debt                                                    $    743
   Long-term debt paid in advance                                        (752)
   Principal payments on long-term debt                                  (677)         (597)
   Proceeds from exercise of stock options                             13,609         8,851
                                                                  -----------      --------
         Net cash (used) provided by financing activities             (42,820)        8,997
                                                                  -----------      --------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (57,548)       23,934

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      158,221        97,507
                                                                  -----------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   100,673      $121,441
                                                                  ===========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for:
         Interest                                                 $       264      $    293
         Income taxes                                             $    17,484      $  4,962
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
   Acquisition of product rights:
         Fair value of assets acquired                            $  (198,478)
         Fair value of liabilities assumed                        $   150,000
                                                                  -----------
                                                                  $   (48,478)

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

NOTE A - GENERAL

The unaudited consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996, as well as related notes, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. As discussed in Note B to the Consolidated Financial Statements, in 1997 the Company entered into two mergers that were accounted for as poolings of interests. These financial statements have been restated to include the results of operations of the pooled companies for all periods presented.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments), necessary to present fairly the Company's financial position as of September 30, 1997, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The results of operations and cash flows for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1997. The accounting policies followed during the three and nine months ended September 30, 1997 were the same as those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - ACQUISITIONS

In 1997, the Company entered into several acquisitions which will require the payment of future scheduled amounts and the possible payment of certain contingent amounts. In addition, the Company continues to review additional acquisition and investment opportunities. The Company expects to use a combination of available cash, future debt or equity financing and future operating cash flows to fund its future acquisition costs and contingent payments. Please refer to the Liquidity and Capital Resources section of this Form 10-Q for further discussion of financing alternatives under consideration.

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

SUBSEQUENT EVENT - ACQUISITION OF PRODUCTS FROM G. D. SEARLE & CO. ("SEARLE")

In October 1997, the Company acquired the U.S. rights to three Searle branded off-patent oral contraceptive products: Genora, Levora and Nor QD. Cash of $80.0 million was paid at closing from available cash on hand. This amount includes a $5.0 million payment related to the achievement of certain events between the signing and the closing of the transaction. The Company also agreed to acquire the U.S. rights to certain additional generic oral contraceptive products from Searle (the "Future Products"), upon achievement of certain events, which include in certain instances, approval by the U.S. Food and Drug Administration. If the Future Products are acquired before July 1, 1999, the aggregate acquisition cost for the Future Products will be $93.5 million. In addition to the acquisition cost of the Future Products, Watson also agreed to make contingent payments to Searle based on the achievement of certain events, including but not limited to, future net sales of certain products during the period from January 1, 2000 to December 31, 2004.

SUBSEQUENT EVENT - ACQUISITION OF CERTAIN ASSETS FROM COCENSYS, INC.
("COCENSYS")

In October 1997, the Company acquired the Pharmaceutical Sales and Marketing Division, two products and two co-promotion agreements from CoCensys. A total of $8.0 million was paid. A contingent payment of $1.0 million may be required, based upon the achievement of certain future events. The Company used available cash to fund this acquisition.

AGREEMENT TO ACQUIRE THE RUGBY GROUP, INC. ("RUGBY")

During the third quarter, the Company entered into an agreement with Hoechst Marion Roussel, Inc., to acquire all of the ouststanding stock of Rugby for $70.0 million in cash and contingent payments based on future sales and future operating results. Rugby develops, manufactures and markets a wide array of generic pharmaceutical products. The acquisition is expected to be completed upon receipt of federal regulatory approval. Under the terms of the agreement, the Company will acquire Rugby and its abbreviated new drug applications which include several licensed products, plus Rugby's sales and marketing capabilities for U.S. generic pharmaceuticals. Watson will also acquire Rugby's product development group and product pipeline.

ACQUISITION OF PRODUCT RIGHTS TO DILACOR XR/Registered trademark/

On June 30, 1997, in connection with the termination of a partnership agreement with Rhone-Poulenc Rorer, Inc. ("RPR"), the Company obtained the exclusive U.S. and certain worldwide marketing, sales and distribution rights to Dilacor XR/Registered trademark/ for $190.0 million in cash (payable as set forth below), future royalties and an inventory supply agreement. RPR agreed to transfer the new drug application for Dilacor XR/Registered trademark/ to the Company no later than December 31, 1997. In addition, Watson acquired the customer list for Dilacor XR/Registered trademark/ and the exclusive license to use the Dilacor XR/Registered trademark/ trademark. These product rights are being amortized on a straight-line basis over 17 years. Prior to the termination of the partnership agreement, the Company earned royalties on RPR's sales of Dilacor XR/Registered trademark/. The Company earned royalties from such RPR sales in the amount of $27.2 million and $14.2 million for the year ended December 31, 1996 and nine months ended September 30, 1997, respectively. RPR's sales of Dilacor XR/Registered trademark/ in 1996 were approximately $140.0 million.

Dilacor XR/Registered trademark/ (diltiazem hydrochloride) has been available in the United States for the treatment of hypertension since June 1992 and was approved for the treatment of chronic stable angina in March 1995. The Company obtained all worldwide rights with the exception of New Zealand, The Republic of Korea and North Korea. The Company is responsible for obtaining all regulatory approvals required to market Dilacor XR/Registered trademark/ outside of the United States.

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

To date, the Company has made scheduled payments to RPR of $95.0 million from its available cash on hand. The remaining scheduled payments are due as follows:

                     DUE DATE                      AMOUNT
                     --------                      ------
                     January 1, 1998               $ 45.0  million
                     January 1, 1999                 30.0  million
                     January 1, 2000                 15.0  million
                     January 1, 2001                  5.0  million
                                              ------------

                                  Total            $ 95.0  million
                                              ============

In October 1997, Andrx Corporation received regulatory approval and began to market a generic form of Dilacor XR/Registered trademark/. In response, the Company has introduced its own off-patent alternative. Due to this recent generic competition, the Company's product sales and gross profits from Dilacor XR/Registered trademark/ are likely to decline in future periods.

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

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Oclassen develops specialty prescription pharmaceuticals to prevent and treat skin diseases and markets these products to dermatologists. The merger qualified as a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests. During the first quarter of 1997, the Company recorded a one-time charge of $8.9 million for investment banking fees and other merger related expenses incurred in connection with the Oclassen acquisition. The Company's financial statements have been restated to include the results of Oclassen for all periods presented.

NOTE C - STOCK SPLIT

On October 13, 1997, the Company announced that its board of directors approved a two-for-one stock split in the form of a 100% stock dividend to all stockholders who owned shares on October 22, 1997. The par value of the Company's common stock will remain at $0.0033 per share. The Company issued the additional shares effective October 29, 1997. All share and per share amounts reflect the stock split.

NOTE D - INCREASE IN INVESTMENT IN ANDRX CORPORATION ("ANDRX")

On June 16, 1997, the Company purchased a total of 600,000 shares of Andrx common stock from Andrx and its founders. The stock was purchased at $25.50 per share. The total purchase price of $15.3 million was paid from available cash. The Company now owns 2.7 million common shares of Andrx, which represents approximately 18.5% of the total Andrx common shares outstanding. Watson continues to account for this investment using the cost method, which requires that the investment be adjusted to fair value. The fair value of the Andrx investment, based on the Andrx closing price at September 30, 1997 of $45.50 per share, has appreciated by $85.5 million from its original cost. This unrealized gain, net of applicable income taxes of $34.2 million, is reflected as a separate component of stockholders' equity.

NOTE E - JOINT VENTURES

SOMERSET PHARMACEUTICALS, INC. ("SOMERSET")

The Company owns 50% of the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset manufactures and markets the product Eldepryl/Registered trademark/, which is used in the treatment of Parkinson's disease. Income recognized from Somerset was approximately $2.3 million and $5.2 million for the three months ended September 30, 1997 and 1996, respectively. Income is comprised of the Company's 50% share of Somerset's earnings and management fees, offset by amortization of goodwill. At September 30, 1997 and December 31, 1996, the net excess cost of this investment over its net assets was $6.7 million and $7.4 million, respectively. Goodwill is being amortized on a straight-line basis over 15 years.

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In recent years, Somerset has increased its research and development spending in order to 1) develop additional indications for selegiline (the parent compound of Eldepryl/Registered trademark/), using a transdermal delivery system and 2) develop and evaluate different therapeutic areas using selegiline and other compounds. In November 1997, Somerset announced completion of the Phase III clinical trials of its selegiline transdermal system for the treatment of Alzheimer's disease. Somerset reported that the preliminary analyses of the efficacy data did not yield statistically significant differences between the placebo and the selegiline treatment group. In light of these results, Somerset is reviewing its current research projects and is considering alternatives that include third party contract research and other options. Watson's equity in earnings from Somerset is expected to continue to decline from current levels.

Somerset has been notified by the Internal Revenue Service ("IRS") that it may be subject to additional income taxes and interest for its 1993, 1994 and 1995 tax years. The IRS has proposed adjustments relating to credits claimed under Internal Revenue Code Section 936. These proposed adjustments amount to approximately $12.5 million plus interest, 50% of which would be Watson's share. Management of Somerset believes that it has complied with all relevant tax laws and intends to vigorously defend its position on this matter.

Condensed income statements and balance sheets of Somerset are as follows (in thousands):

CONDENSED INCOME STATEMENTS

                       THREE MONTHS ENDED        NINE MONTHS ENDED
                         SEPTEMBER 30,              SEPTEMBER 30,
                         1997      1996           1997         1996
                       -------    -------        -------     -------
Net revenues           $15,110    $26,224        $54,655     $81,826
Costs and expenses       8,007     11,734         23,191      39,516
Income taxes             2,485      5,336         11,014      14,911
                       -------    -------        -------     -------
   Net income          $ 4,618    $ 9,154        $20,450     $27,399
                       =======    =======        =======     =======


CONDENSED BALANCE SHEETS

                                  SEPTEMBER 30,       DECEMBER 31,
                                     1997                1996
                                   -------              -------
Current assets                     $47,043              $45,871
Other assets                         6,223                7,006
                                   -------              -------
   Total assets                    $53,266              $52,877
                                   =======              =======

Current liabilities                $15,013              $19,075
Stockholders' equity                38,253               33,802
                                   -------              -------
   Total liabilities and
     stockholders' equity          $53,266              $52,877
                                   =======              =======

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

ANCIRC

In July 1994, the Company and Andrx formed a joint venture, ANCIRC, to develop off-patent pharmaceutical products utilizing Andrx's controlled-release technology. The Company utilizes the equity method to account for this joint venture and recognized losses from ANCIRC of approximately $498,000 and $353,000 for the quarters ended September 30, 1997 and 1996, respectively.

Condensed statements of operations and balance sheets of ANCIRC are as follows (in thousands):

CONDENSED STATEMENTS OF OPERATIONS

                             Three Months Ended         Nine Months Ended
                                September 30,              September 30,
                               1997       1996          1997         1996
                              -----       -----       -------      -------
Research and development
   expenses                   $ 998       $ 711       $ 2,545      $ 2,776
                              =====       =====       =======      =======
Net (loss)                    $(995)      $(706)      $(2,522)     $(2,768)
                              =====       =====       =======      =======


CONDENSED BALANCE SHEETS

                                 September 30,         December 31,
                                      1997                 1996
                                     -----               ------
Current assets                       $   2               $  701
Other assets                           251                   25
                                     -----               ------
    Total assets                     $ 253               $  726
                                     =====               ======

Current liabilities                  $ 697               $1,048
Partners' deficit                     (444)                (322)
                                     -----               ------
    Total liabilities and
       partners' deficit             $ 253               $  726
                                     =====               ======

                          WATSON PHARMACEUTICALS, INC.

NOTE F - RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 , "Earnings per Share". SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") and will become effective for both interim and annual periods ending after December 15, 1997. Earlier application to the Company's financial statements is prohibited. However, disclosure of pro forma EPS computed using SFAS 128 is permitted in the notes to the financial statements. The following table sets forth unaudited pro forma EPS data computed under the provisions of SFAS 128:

                         Three Months Ended             Nine Months Ended
                           September 30,                  September 30,
                         1997         1996             1997            1996
                         -----       -----             -----           -----
Basic EPS                $0.32       $0.23             $0.70           $0.70
                         =====       =====             =====           =====
Diluted EPS              $0.31       $0.22             $0.68           $0.65
                         =====       =====             =====           =====

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued and established standards for the reporting and disclosure of components of comprehensive income (revenues, expenses, gains and losses). Also in June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. This statement requires that certain financial information regarding operating segments be publicly reported on the same basis used internally by management to evaluate segment performance. These statements are effective for fiscal years beginning after December 15, 1997. SFAS No.'s 130 and 131 both address disclosure matters and, therefore, will not have any effect on the Company's financial position, cash flows or results of operations.

                          WATSON PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues for the three months ended September 30, 1997 were $91.8 million compared to $62.3 million for the three months ended September 30, 1996, an increase of $29.5 million or 47.3%. The increase in revenues was largely due to sales of Dilacor XR/Registered trademark/, the rights to which were purchased from RPR on June 30, 1997. Simultaneous with the purchase of these product rights, a partnership and royalty agreement with RPR was terminated. As a result, the Company reported no royalty income in the third quarter of 1997, as compared to royalties of $7.3 million in the third quarter of 1996. In the third quarter of 1997, the Company also experienced an increase in sales of both off-patent and proprietary products, offset by decreased sales of certain established products.

In October 1997, a competitor received regulatory approval and began to market a generic form of Dilacor XR/Registered trademark/. In response, the Company has introduced its own off-patent alternative. Due to this recent generic competition, the Company's product sales and gross profits from Dilacor XR/Registered trademark/ are likely to decline in future periods.

Gross profit margins increased to 62.4% in 1997 from 53.8% in 1996. This favorable increase was due to higher than average gross margins earned on sales of the Company's brand products and new products introduced in 1997.

Research and development expenses decreased from $5.7 million in the three months ended September 30, 1996 to $4.2 million in the 1997 period. The decrease is due to the consolidation of certain research and development functions of Circa Pharmaceuticals, Inc. ("Circa"), Oclassen and Royce into the Company.

Selling, general and administrative expenses were $11.6 million for the third quarter of 1997, compared to $9.8 million in the year-ago period. This net increase consists of a $2.1 million decrease in general and administrative costs, offset by a $4.0 million increase in sales and marketing expenses. The increased sales and marketing expenses were incurred by the Company in support of the increased sales of its proprietary products. At September 30, 1997, the Company had approximately 200 sales and marketing personnel as compared to approximately 100 in the year-ago period. The decrease in general and administrative expenses was primarily the result of the consolidation of the acquired companies. See Note B, Acquisitions, of the Notes to Consolidated Financial Statements. In addition, the 1997 period did not reflect deferred compensation expense that was fully amortized during 1996.

                          WATSON PHARMACEUTICALS, INC.

Equity in earnings from joint ventures decreased $3.0 million, or 62.6%, to $1.8 million in the third quarter of 1997 compared to $4.8 million in the comparable 1996 period. The significant ventures generating these earnings were Somerset, a 50% owned joint venture with Mylan Laboratories, Inc. and ANCIRC, a 50% owned joint venture with Andrx. Equity in earnings from Somerset decreased from $5.2 million in the third quarter of 1996 to $2.3 million in the third quarter of 1997. The decreased earnings are due in part to the June 1996 loss of exclusivity for Eldepryl/Registered trademark/. During 1996, three competitors introduced generic tablets to compete with Eldepryl/Registered trademark/ capsules. The introduction of generic competition and increased research and development spending in support of various clinical trials has significantly reduced Somerset's contribution to the Company's operating results. Equity in earnings of Somerset represented 5.5% of pre-tax income in the third quarter of 1997 compared to 18.1% of pre-tax income for the year-ago period. Management expects the Company's earnings from Somerset will continue to decline. See Note E, Joint Ventures, of the Notes to Consolidated Financial Statements. Watson's equity in ANCIRC's losses for the three months ended September 30, 1997 increased slightly from $353,000 in 1996 to $498,000 in 1997.

The provision for income taxes increased to $14.8 million in 1997, compared to $9.6 million in 1996. The effective income tax rate was 35.0% and 33.4% for the three months ended September 30, 1997 and 1996, respectively. The increase in the Company's effective income tax rate in 1997 as compared to 1996 was due to higher tax credit utilization in 1996.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Revenues for the nine months ended September 30, 1997 were $228.5 million compared to $183.5 million for the nine months ended September 30, 1996, an increase of $45.0 million or 24.5%. The increase was largely due to sales of Dilacor XR/Registered trademark/, the rights to which were purchased in June 1997. However, the recent introduction of generic competition for Dilacor XR/Registered trademark/ will likely cause the Company's future sales and gross profits of this product to decline. The Company also experienced increased sales of both off-patent and proprietary products, partially offset by decreased sales of certain established products. Royalty income for the nine months ended September 30, 1997 decreased $5.6 million from 1996 levels to $14.2 million. This decrease is due to the termination of a partnership and royalty agreement with RPR simultaneous with the purchase of Dilacor XR/Registered trademark/.

Gross profit margins increased to 59.4% in 1997 from 54.1% in 1996. This favorable increase was due to higher than average gross margins earned on sales of Watson's proprietary products and new products introduced during the first nine months of 1997.

Research and development expenses decreased from $17.3 million in the nine months ended September 30, 1996 to $13.0 million in the 1997 period. The decrease is due to the consolidation of certain Circa, Oclassen and Royce research and development functions into the Company, as a result of the mergers with these entities.

Selling, general and administrative expenses were $31.8 million for the first nine months of 1997, compared to $28.7 million in the comparable period of 1996. The increase consists of a $7.3 million increase in sales and marketing expenses, offset by a $4.2 million decrease in general and administrative costs. The increased sales and marketing expenses were incurred by the Company in support of the increased sales of its proprietary products. At September 30, 1997, the Company had

                          WATSON PHARMACEUTICALS, INC.

approximately 200 sales and marketing personnel as compared to approximately 100 in the year-ago period. The decrease in general and administrative expenses was primarily the result of the consolidation of the acquired companies. See Note B, Acquisitions, of the Notes to Consolidated Financial Statements. In addition, the 1997 period did not reflect deferred compensation expense that was fully amortized during 1996.

In connection with the Oclassen and Royce mergers, the Company recorded non-recurring charges of $14.7 million in the nine months ended September 30, 1997. All such merger costs were incurred prior to the third quarter of 1997. These costs included investment banking fees and other costs related to the consolidation of the companies.

Equity in earnings from joint ventures decreased $4.5 million, or 31.7%, to $9.7 million in the first nine months of 1997, compared to $14.2 million in the comparable 1996 period. The decreased earnings from Somerset are due to the June 1996 loss of exclusivity for Eldepryl/Registered trademark/ and to Somerset's increased research and development expenditures in support of various clinical trials. Equity in earnings of Somerset represented 11.2% of pre-tax income in the first nine months of 1997 compared to 18.8% of pre-tax income for the year-ago period. See Note E, Joint Ventures, of the Notes to Consolidated Financial Statements. The Company's portion of ANCIRC's losses for the nine months ended September 30, 1997 decreased slightly from $1.5 million in 1996 to $1.3 million in 1997.

Investment and other income increased $2.7 million to $9.5 million in the first nine months of 1997 from $6.8 million in the 1996 period. This increase was primarily due to earnings on the Company's increased cash and marketable securities balances in 1997.

The provision for income taxes increased to $37.1 million in 1997, compared to $25.8 million in 1996. The effective income tax rate was 37.9% and 30.9% for the nine months ended September 30, 1997 and 1996, respectively. The increase in the Company's effective income tax rate was due primarily to the non-deductibility of a significant portion of merger expenses incurred in 1997.

Exclusive of merger expenses of $14.7 million and related income taxes, net income for the first nine months of 1997 would have been $73.7 million, or $0.83 per share, an increase of 27.7% over the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $292.9 million at December 31, 1996 to $210.1 million at September 30, 1997. This $82.8 million decrease was primarily due to the purchase of certain rights to Dilacor XR/Registered trademark/ from RPR and the purchase of 600,000 additional shares of Andrx common stock. See Note D, Increase in Investment in Andrx Corporation, of the Notes to Consolidated Financial Statements. These decreases to working capital were partially offset by cash flow from operations and increased accounts receivable and inventory balances.

The growth in the Company's accounts receivable and inventory balances is the result of increased product sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potentially uncollectible accounts and obsolete inventory. Actual losses have not exceeded management's expectations.

                          WATSON PHARMACEUTICALS, INC.

At September 30, 1997, the Company had notes payable outstanding of approximately $3.5 million. In addition, a $20.0 million line of credit is available to the Company. Watson has made no borrowings against this line of credit.

The Company's purchase of the rights to Dilacor XR/Registered trademark/ was structured with a $40.0 million cash payment in June 1997 and a $55.0 million payment in July 1997. The remaining scheduled payments, excluding royalties and future payments under an inventory supply agreement, are due as follows:

        January 1, 1998       $45.0 million
        January 1, 1999        30.0 million
        January 1, 2000        15.0 million
        January 1, 2001         5.0 million
                              -----
                              $95.0 million
                              =====

Management believes that cash provided from operations will be sufficient to meet its normal operating requirements during the coming year. However, as previously noted, the Company has entered into several acquisitions, all but one of which has been closed, that are expected to require significant future cash payments. Certain of these transactions also provide for the payment of certain future contingent amounts. To date, the Company has used existing cash to fund its acquisitions. However, Watson will require additional funding in order to meet its remaining acquisition commitments. At the present time, the Company is pursuing financing alternatives which include an increase to its existing line of credit, a public or private debt offering, equity financing or some combination of these alternatives. Management expects to complete acceptable financing arrangements in the near future.

The Company continues to review additional opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with its existing business. Watson could use sources other than cash, such as financing alternatives discussed herein, to fund additional acquisitions or investments. If such an acquisition or investment was completed, the Company's operating results and financial condition could change materially in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                          WATSON PHARMACEUTICALS, INC.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so investors may better understand a company's future prospects and make informed investment decisions. This report contains such forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. You must carefully consider all such statements as they inherently involve certain risks and uncertainties that could cause actual results to differ materially from the Company's forward-looking statements. You should carefully evaluate such statements in light of risk factors described herein or described in the Company's SEC filings. In particular, you should refer to Watson's 1996 Annual Report on Form 10-K and all Form 8-K's filed in 1997.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various disputes and litigation matters which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse effect on Watson's financial position or results of operations. There have been no material developments in any such matters since the filing of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits:

                  27.1      Financial Data Schedule (EDGAR version only)

         (b)   Reports on Form 8-K:

                  Subsequent to the end of the period, on October 31, 1997, the Company filed a Form 8-K Report to disclose the acquisition of certain products from G. D. Searle & Co.

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

                                WATSON PHARMACEUTICALS, INC.
                                        (Registrant)

               By:                     /S/ ALLEN CHAO
                      -------------------------------------------------
                                     Allen Chao, Ph.D.
                            Chairman and Chief Executive Officer
                               (Principal Executive Officer)



               By:                     /S/ CHATO ABAD
                      -------------------------------------------------
                                         Chato Abad
                                  Vice President - Finance
                        (Principal Financial and Accounting Officer)

Dated: November 13,1997

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

27.1        Financial Data Schedule