Form 10-K
period 1997-12-31
WATSON PHARMACEUTICALS INC
filed 1998-03-16
CIK 884629

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                   (MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20045

                                 ---------------

                          WATSON PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 NEVADA                                           95-3872914
    -------------------------------                          -------------------
    (State or other jurisdiction of                            (I.R.S Employer
     incorporation or organization)                          Identification No.)

         311 BONNIE CIRCLE
              CORONA, CA                                            91720
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                 (909) 270-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         AGGREGATE MARKET VALUE, AS OF MARCH 2, 1998, OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $2,975,020,943 BASED ON THE LAST REPORTED SALE PRICE ON THE NEW YORK STOCK EXCHANGE.

    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON MARCH 2, 1998: 88,273,160

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 1997. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

PART I
ITEM 1.  BUSINESS

OVERVIEW

         Watson Pharmaceuticals, Inc., incorporated in 1985, is engaged in the development, production, marketing and distribution of off-patent and branded pharmaceutical products. Unless otherwise specified, reference to "Watson" or the "Company" shall refer to Watson Pharmaceuticals, Inc. and its subsidiaries and excludes The Rugby Group, Inc. (as discussed below).

OFF-PATENT PHARMACEUTICALS

         The Company is recognized as one of the leaders in the off-patent pharmaceutical industry. Pharmaceutical products initially sold on an exclusive basis are known in the industry as branded (or proprietary) products. Off-patent drugs are therapeutically equivalent to their brand name counterparts and are generally sold at prices significantly less than branded products. Accordingly, off-patent pharmaceuticals provide a safe, effective and cost efficient alternative to users of these products.

BRANDED PHARMACEUTICALS

         The Company's branded pharmaceutical business is focused primarily on three therapeutic areas: Dermatology, Women's Health and NeuroPsychiatry. Watson has strategically focused on these markets due to their perceived growth opportunities. The nature of these markets and the identifiable base of physician prescribers allow the Company to achieve significant market penetration through its specialized sales forces.

         The Company also markets several products that are promoted to primary care physicians around the country. These products include two hypertension products and a pain management drug. Watson promotes these three products through its Primary Care sales group.

         As a result of recent acquisitions, the proportionate revenues derived from Watson's branded business have increased significantly. The following information has been restated to reflect mergers accounted for under the pooling of interests accounting method as discussed in "Summary of Recent Transactions," below.

                                               FOR THE YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------
                                           1997             1996              1995
                                    ---------------   ---------------   ---------------
(in thousands)                          $        %        $        %        $        %
--------------                      --------   ----   --------   ----   --------   ----
Off-patent product sales            $200,890    59%   $189,275    75%   $141,191    73%
Branded product sales                123,125    37%     34,364    14%     29,036    15%
Royalty income from branded sales     14,249     4%     27,162    11%     22,247    12%
                                    --------   ---    --------   ---    --------   ---

Total revenues                      $338,264   100%   $250,801   100%   $192,474   100%
                                    ========   ===    ========   ===    ========   ===

         The Company may choose to acquire additional branded products for marketing and distribution purposes. Watson may also choose to enter into collaborative or licensing agreements with various parties at various stages of product development.

SUMMARY OF RECENT TRANSACTIONS

         Several strategic acquisitions have supported the Company's growth over the past year. The Company acquired Royce Laboratories, Inc. ("Royce"), a developer and manufacturer of off-patent pharmaceutical products; and Oclassen Pharmaceuticals, Inc. ("Oclassen"), a developer and marketer of Dermatology products. During 1997, Watson also entered into an agreement to acquire The Rugby Group, Inc. ("Rugby"), a developer and marketer of off-patent pharmaceutical products. The Rugby acquisition was completed on February 27, 1998. A summary of these transactions is set forth below:


                                                               CONSIDERATION IN MILLIONS
                                                               -------------------------
ACQUIRED COMPANY                    MARKET          DATE         SHARES           CASH      TRANSACTION TYPE
----------------                 ------------     -------      ---------        --------    --------------------
Oclassen Pharmaceuticals         Dermatology      2-27-97          6.6                      Pooling of interests

Royce Laboratories                Off-patent      4-16-97          5.2                      Pooling of interests

The Rugby Group                   Off-patent      2-27-98                        $67.5*     Cash purchase

* - Excludes certain contingent payments

         The Company also made several product acquisitions during the year. These included the acquisition of certain oral contraceptive products from G.D. Searle & Co. ("Searle") and the acquisition of a significant hypertension product from Rhone-Poulenc Rorer ("RPR"). A summary of these product acquisitions is set forth below:

                                                                                   CASH CONSIDERATION IN
PRODUCT                                  THERAPEUTIC AREA              DATE              MILLIONS
-------                                 -------------------          --------      ---------------------
Dilacor XR(R)                           Hypertension/Angina          6-30-97             $190.0 *

Genora(R), Levora(R), Nor QD(R)         Oral contraceptives          10-15-97             $75.0 *

Trivora(R)                              Oral contraceptives          10-15-97             $45.0 *

* - Excludes certain contingent payments

The recent transactions above are more fully described in Note 2 of Notes to Consolidated Financial Statements.

PRODUCTS

OFF-PATENT PHARMACEUTICALS

         Watson manufactures and markets approximately 52 off-patent prescription products in capsule or tablet forms in approximately 126 dosage strengths. The Company markets its products to drug distributors, pharmaceutical wholesalers, chain drug stores, hospitals, health maintenance organizations and other drug companies. Some of the Company's more significant off-patent products are:

PRODUCT                                          THERAPEUTIC AREA              DOSAGES         BRANDED PRODUCT
-------                                         -------------------            -------         ---------------
Diltiazem HCl extended release
     capsules                                   Hypertension/Angina               3              Dilacor XR(R)
Hydrocodone 7.5/500                                  Analgesic                    1                Lortab(R)
Hydrocodone 7.5/750                                  Analgesic                    1              Vicodin ES(R)
Estradiol tablets                                Hormonal Regulator               3               Estrace(R)
Butalbital, Aspirin, Caffeine, and
     Codeine Phosphate Capsules                      Analgesic                    1               Fiorinal(R)
Guanfacine                                          Hypertension                  2                Tenex(R)
Hydrocodone 10/500                                   Analgesic                    1                Lortab(R)
Hydrocodone 10/650                                   Analgesic                    1            Lorcet(R)10/650
Loxapine                                       Central Nervous System             4               Loxitane(R)
Estropipate                                      Hormonal Regulator               4                 Ogen(R)

         Watson's sales of off-patent drugs have increased significantly in recent years. The Company believes that this growth is attributable to a number of factors, including (i) modification of certain federal and state laws to permit or mandate substitution of off-patent drugs by pharmacists, (ii) the enactment of abbreviated procedures for obtaining Food and Drug Administration ("FDA") approval to manufacture off-patent prescription drugs, (iii) changes in government and third-party payor reimbursement policies to encourage cost containment by health care providers and consumers, (iv) increased acceptance of off-patent drugs by physicians, pharmacists and consumers, and (v) an increasing number of products which have lost patent protection.

         During 1997, seven dosages in the hydrocodone bitartrate/acetaminophen product group accounted for approximately 21% of total revenues. In 1996 and 1995, six dosages in the hydrocodone bitartrate/acetaminophen product group accounted for approximately 29% and 35%, respectively, of total revenues.

BRANDED PHARMACEUTICAL PRODUCTS

         The Company markets its branded products to physicians through its four principal sales groups: Dermatology, Women's Health, NeuroPsychiatric and Primary Care.

         DERMATOLOGY

         Watson markets several products for the prevention and treatment of skin diseases. These products are Monodox(R) (doxycycline monohydrate), for the treatment of severe acne; Cordran(R) (flurandrenolide) and Cormax(TM) (clobetasol propionate), for the treatment of dermatoses; Condylox(R) (podofilox 0.5%), for the treatment of genital warts; and Cinobac(R) (cinoxacin), for the treatment of urinary tract infections. The Company acquired these products in connection with its acquisition of Oclassen.

         WOMEN'S HEALTH

         The Company markets a variety of oral contraceptive products. These products include Zovia(TM) (ethynodiol diacetate & ethinyl estradiol), Genora(R) (norethindrone and ethinyl estradiol), Levora(R) (levonorgestrel), Nor QD(R) (norethindrone) and Trivora(R) (levonorgestrel and ethinyl estradiol tablets, USP - Triphasic Regimen).

         NEUROPSYCHIATRIC

         Watson markets three central nervous system products: Loxitane(R) (loxapine succinate), for the treatment of psychotic disorders, Zarontin(R) (ethosuximide) for the treatment of pediatric epilepsy, and Eldepryl(R) (selegiline), a product of Somerset Pharmaceuticals, Inc. ("Somerset"). Watson owns 50% of Somerset through a joint venture with another pharmaceutical company. These products are sold into this growing specialty market, exclusively to psychiatrists and neurologists.

         PRIMARY CARE

         The Company markets three products directly to primary care physicians. These products are Norco(TM) (hydrocodone bitartrate & acetaminophen), a branded off-patent analgesic; and Microzide(R) (hydrochlorothiazide) and Dilacor XR(R), which are both used in the treatment of hypertension and angina. Norco(TM) and Microzide(R) are internally developed products. Dilacor XR(R) was acquired from RPR in 1997. The Company's Primary Care sales group was significantly expanded in 1997 to support the promotion of this product. In 1997, sales of Dilacor XR(R) accounted for approximately 19% of total revenues.

JOINT VENTURES

         Watson has made substantial investments in pharmaceutical joint ventures and expects to utilize this method of investment in the future. The Company does not control these joint ventures or the commercial exploitation of the branded and off-patent products they develop, manufacture and/or market. Further, there is no assurance that such joint ventures will be profitable.

         The Company owns a 50% interest in Somerset, which manufactures and markets the product Eldepryl(R), used in the treatment of Parkinson's disease. Somerset is actively involved in research projects regarding additional indications of Eldepryl(R) and other chemical compounds.

         The Company owns a 50% interest in ANCIRC, a joint venture with Andrx Corporation ("Andrx"), that is developing off-patent pharmaceutical products utilizing the Andrx's controlled-release technology. As of March 2, 1998, ANCIRC has two products under review with the FDA. Watson currently owns 18.5% of Andrx, a publicly traded company that utilizes controlled-release technologies to develop oral pharmaceutical products.

PRODUCT DEVELOPMENT

         The Company devotes significant resources to the research and development of off-patent and proprietary products. During the three years ended December 31, 1997, the Company incurred research and development expenditures of $18.1 million, $22.9 million and $24.6 million, respectively. There can be no assurance that any of the products currently in development will receive the required regulatory approvals from the FDA.

         Watson's research and development strategy focuses on the following product development areas: (i) the continuation of its existing oral immediate-release products, (ii) the development of niche, difficult-to-produce off-patent drugs, (iii) the development of sustained-release technologies and the application of these technologies to existing products (iv) the application of proprietary drug delivery technology for new product development in specialty areas, and (v) medium-to-late stage new drug opportunities.

OFF-PATENT PRODUCT DEVELOPMENT

         The Company's core development efforts will remain in the area of off-patent prescription drugs. Watson will continue to focus on niche products that offer significant opportunity, but which may not necessarily attract numerous competitors. The Company will also focus on technically difficult-to-formulate products, or products that require advanced manufacturing technology. By emphasizing the development of difficult-to-formulate products, the Company seeks markets with limited competition, thereby creating higher margin sales from its off-patent products. In addition, when evaluating which drug development projects to undertake, Watson considers whether the product, once developed, will complement other products in its portfolio, or will otherwise assist in making the Company's product line more complete.

         The Company's acquisitions of Royce and Rugby have increased its resources in the area of off-patent product development. The Company presently has submissions for approval pending before the FDA representing 19 separate products of varying dosage strengths. In addition, approximately 20 projects are currently under development. During 1997 and through March 2, 1998, Watson received 10 off-patent product approvals from the FDA.

         Of the 52 off-patent products currently marketed by the Company, it received the first abbreviated new drug application ("ANDA") approval for 38 products. As of March 2, 1998, the Company believed it held the only ANDA approval for 15 of these products.

         Over the next few years, patent protection on a relatively large number of branded drugs will expire, thereby providing additional off-patent product opportunities. The branded products targeted for off-patent development include those with specialized or growing markets as well as those products with U.S. sales of over $100 million.

         ANCIRC was formed in 1994 to conduct research and development activities in the area of controlled-release technologies. Since its founding, ANCIRC has conducted development on a variety of projects and has filed two submissions with the FDA. A total of 8 products are currently under development at ANCIRC.

PROPRIETARY PRODUCT DEVELOPMENT

         Watson is developing certain proprietary products, some of which utilize novel drug delivery systems, that if and when developed, will require FDA approval of a New Drug Application ("NDA") prior to marketing. The Company is also developing proprietary products through a combination of internal and collaborative programs, including joint ventures.

           Based on data gathered during clinical studies, the Company has focused its efforts on two products that utilize its proprietary injection molding drug delivery technology. The Progesterone/Vaginal Insert and Estradiol/Vaginal Insert, which will be used for hormone replacement therapy, are currently in Phase II/III clinical studies. There can be no assurance that any of these proprietary products, if and when fully developed, will contribute materially to Watson's revenues in the future.

         The Company is also involved in the development of a gum-delivery technology and is developing two prescription pharmaceutical products in this area. In 1994, an application was filed with the FDA for an off-patent version of Nicorette(R), a nicotine gum product developed and marketed by Smith Kline Beecham ("SKB"). In February 1996, SKB's Nicorette(R) was approved by the FDA as an over-the-counter product and its exclusivity was extended to 1999.

         The Company is also developing a psoralen-based phototherapeutic product for use in PUVA therapy for indications in psoriasis and vitiligo. Watson believes that this product will reduce the side effects characteristic of current psoralen therapy.

         In recent years, Somerset has increased its research and development spending in order to 1) develop additional indications for selegiline (the parent compound of Eldepryl(R)), using a transdermal delivery system and 2) develop and evaluate different therapeutic areas using selegiline and other compounds. In November 1997, Somerset announced completion of the Phase III clinical trials of its selegiline transdermal system for the treatment of Alzheimer's disease. Somerset reported that the preliminary analyses of the efficacy data did not yield statistically significant differences between the placebo and the selegiline treatment group. A Phase III clinical study using the selegiline transdermal system in Major Depression was recently completed and is currently undergoing evaluation. In addition, a Phase III clinical trial is being conducted in Parkinson's disease.

SALES AND MARKETING

BRANDED PRODUCTS

         The Company markets its branded products through its four sales groups:
Dermatology, Women's Health, NeuroPsychiatric and Primary Care. Each of these sales groups focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and each offers products to satisfy the needs of these specialty physicians. The Company believes that this focused marketing approach enables it to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

         During 1997, the Company created or acquired the sales forces for each therapeutic area as well as the marketing infrastructure to support sales efforts in these specialty areas. The Company's branded products sales force has grown to more than 300 representatives at the end of 1997. Approximately 140 sales representatives are in Primary Care, 60 are in Dermatology, 60 are in NeuroPsychiatric, and 40 are in Women's Health. The Company's Dermatology sales force, acquired in its merger with Oclassen, is one of the largest and best trained in the country.

OFF-PATENT PRODUCTS

         Customer service activities are an integral part of the Company's sales and marketing operations. The Company uses its best efforts to maintain adequate inventories, make timely delivery of its products and provide technical and other service support to its customers. Rugby's strong telemarketing organization and field force are expected to enhance the Company's sales and marketing efforts in the off-patent product area.

CUSTOMERS

         The Company markets its products primarily to pharmaceutical wholesalers, drug distributors, and chain drug stores that in turn market to retailers, managed care entities, hospitals and government agencies. Watson sells its dermatology products under the "Oclassen Pharmaceuticals" label. All of the Company's other products are marketed as products of "Watson Laboratories". Watson has witnessed a consolidation of its customers, as chain drug stores and wholesalers merge or consolidate. In addition, a number of the Company's customers have instituted source programs that limit the number of suppliers of generic pharmaceutical products carried by that customer. As a result of these developments, there is heightened competition among off-patent drug producers for the business of this smaller and more selective customer base.

         The Company ships products pursuant to purchase orders. In 1997, two customers in the aggregate accounted for 23% of the Company's product sales, 12% and 11%, individually. In 1996, sales to one customer accounted for 10% of product sales. In 1995, no individual customer accounted for more than 10% of product sales.

COMPETITION

         The off-patent pharmaceutical industry is highly competitive, with offerings from numerous off-patent manufacturers, as well as products from off-patent divisions of major international innovator companies. Watson competes in the marketplace by developing, acquiring or licensing pharmaceutical products for indications that generally have relatively large patient populations or for which limited or inadequate treatments are available. With respect to off-patent pharmaceuticals, Watson's philosophy is to develop, acquire or license therapeutic equivalents to previously patented products that are difficult-to-formulate. There can be no assurance, however, that developments by others will not render the Company's pharmaceutical products or technologies obsolete or uncompetitive. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and dissemination of technical information.

         Revenues and gross profit derived from the sales of off-patent pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the off-patent pharmaceutical industry. As patents for brand name products and related exclusivity periods mandated by regulatory authorities expire, the first off-patent manufacturer to receive regulatory approval for off-patent equivalents of such products is generally able to achieve a relatively high market share. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline. Accordingly, the level of market share, revenues and gross profit attributable to a particular off-patent product is normally related to the number of competitors in that product's market and the timing of that product's regulatory approval, in relation to competing approvals.

         Watson therefore is dependent, in part, on its ability to develop and rapidly introduce new products, the timing of regulatory approval of such products and the number and timing of regulatory approvals of competing products. In addition to competition from other off-patent drug manufacturers, the Company faces competition from brand name companies as they increasingly sell their products into the off-patent market directly by establishing, acquiring or forming licensing or business arrangements with off-patent pharmaceutical companies. No regulatory approvals are required for a brand name manufacturer to market their products into the off-patent market. In addition, brand name companies are increasingly pursuing strategies to prevent or delay the introduction of off-patent competition. These strategies include, among other things, seeking to establish regulatory obstacles to the bioequivalence of off-patent drugs to the brand name products and instituting legal actions based on a host of alleged infringements.

         During 1996 and 1997, certain national drug wholesalers instituted programs designed to provide cost savings to independent retail pharmacies on their purchases of certain off-patent pharmaceutical products. Pursuant to the programs, independent retail pharmacies generally agreed to purchase their requirements of off-patent pharmaceutical products from one wholesaler and permitted the wholesaler to select the product suppliers. Each wholesaler encouraged off-patent drug suppliers to participate in its program by offering to purchase the wholesaler's requirements of particular products from a single supplier. Such programs encouraged off-patent drug suppliers to aggressively bid to be the exclusive supplier of products under the programs. These programs resulted in reduced prices to non-wholesaler customers. As a result of the institution of the programs, the off-patent drug industry experienced a significant reduction in the prices charged by suppliers for many off-patent pharmaceutical products.

SUPPLIERS AND MATERIALS

         The principal components used in the Company's business are active and inactive pharmaceutical ingredients and certain packaging materials. Certain components are available only from sole-source suppliers. In addition, the FDA must approve suppliers of certain ingredients for the Company's products. The development and regulatory approval of Watson's products are dependent upon its ability to procure active ingredients and packaging materials from FDA-approved sources. FDA approval of a new supplier would be required if, for example, active ingredients or such packaging materials were no longer available from the initially approved source. The qualification of a new supplier could potentially delay the manufacture of the drug involved. Arrangements with foreign suppliers are subject to certain additional risks, including the availability of governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds.

         Although Watson considers its sources of supply to be adequate and, to date, no significant difficulty has been encountered in obtaining materials required for products, there can be no assurance that the Company will continue to be able to obtain materials as required or at reasonable prices. An extended inability to obtain material or significant price increases that cannot be passed on to customers could have a material adverse effect on the Company.

         Watson contracts for the manufacture of certain products and intends to evaluate this strategy for certain future products. Outside contract manufacturing enables the Company to direct its financial resources to product in-licensing and acquisition, product development and sales and marketing efforts. The selected outside manufacturers are required by the Federal Food, Drug and Cosmetic Act and by FDA regulations to follow current Good Manufacturing Practices ("cGMP"). Accordingly, the Company is dependent upon its contract manufacturers to comply with such requirements or similar standards imposed by foreign regulators. To ensure such compliance, quality assurance audits of the contract manufacturers sites and batch records are performed to determine compliance with cGMP requirements and to the Company's specifications. In addition, the FDA conducts regular inspections and audits of firms subject to cGMP requirements. Watson believes it has good relationships with its outside contract manufacturers.

         From time to time, certain outside suppliers have experienced regulatory difficulties that have inhibited their ability to deliver products to the Company. In the event a supplier has such a difficulty which cannot be resolved within a reasonable time, the resulting delay could have a material adverse effect on the Company.

PRODUCT LIABILITY

         Product liability suits by consumers represent a continuing risk to firms in the pharmaceutical industry. One method Watson employs to minimize such risks is to enforce stringent quality control procedures. Although the Company carries product liability insurance, it believes that no reasonable amount of insurance can fully protect against all such risks due to the inherent risks associated with the production of pharmaceuticals for human consumption.

PATENTS AND PROPRIETARY RIGHTS

         Watson believes that protection of its patents, proprietary products, technologies, processes and know-how is important to its business. The Company maintains an active patent program to protect its technologies. To date, 15 U.S. patents have been issued to the Company: five covering compositions of matter for its oral delivery systems (which patents expire in 2003), five covering aspects of its buccal systems (which expire between 2005 and 2010), two covering aspects of its mucosal tissue drug delivery (which expire in 2007 and 2008), one covering its microencapsulation composition used in its sustained release oral potassium chloride product (expiring in 2006), one covering its chlorhexidine compound (expiring in 2007) and one covering its cutaneous therapeutic devices

(expiring in 2009). The Company maintains an aggressive patent program, has three additional United States patents pending and has several patent applications at different stages of development. Recent changes to the patent law resulting from passage of the Uruguay Round Agreements Act ("URAA") will lengthen the term of some granted patents. Generally, patents have terms that are the longer of 17 years from patent grant or 20 years from patent application. The Company also seeks patent protection in major foreign pharmaceutical markets, and has numerous foreign patents and patents pending.

         There can be no assurance that Watson's patents or those of its competitors would be held valid by a court of competent jurisdiction. There can be no assurance that pending patents will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or to provide the Company with a competitive advantage. Watson relies on non-disclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that others will not independently develop equivalent proprietary information or that third-parties will not otherwise gain access to the Company's trade secrets and proprietary knowledge.

         Watson may find it necessary to initiate litigation to enforce its patent rights, to protect its trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that the Company's litigation expenses will not be significant in the future or that the outcome of such litigation will be favorable to the Company.

GOVERNMENT REGULATION

         All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA and, to a lesser extent, by state and local governments. The Federal Food, Drug and Cosmetic Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve NDAs or ANDAs, and criminal prosecution. The FDA also has the authority to revoke previously granted drug approvals.

         Changes in FDA procedures have increased the time and expense involved in obtaining NDA and ANDA approvals and in complying with the FDA's cGMP standards. The ANDA drug development and approval process now averages approximately two to five years. FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bioequivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes by the FDA also is required before a Company can market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to enforce these rules. Supplemental filings are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted.

         The Company's manufacturing operations are required to comply with cGMP standards as interpreted by the FDA. This concept encompasses all aspects of the production process, including validation and record keeping, and involves changing and evolving standards. In recent years, the FDA has increased the number of regular inspections to determine compliance with its cGMP standards. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Company will be adversely affected by regulatory actions despite its ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

         The Hatch-Waxman Act of 1984 extended the established abbreviated application procedure for obtaining FDA approval for off-patent forms of brand-name drugs originally marketed before 1962 which are off-patent or whose market exclusivity has expired. This act also provides market exclusivity provisions that could preclude the submission or delay the approval of a competing ANDA. One such provision allows a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for NDAs (including different dosage forms) containing new clinical investigations essential to the approval of the application. The market exclusivity provisions apply equally to patented and non-patented products. Another provision may extend patents for up to five years as compensation for reduction of the effective life of the patent as a result of time spent by the FDA reviewing a drug application. Patents may also be extended pursuant to the terms of the URAA.

         The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily debar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market off-patent drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending ANDA under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

         Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels, including requiring that all pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. The required rebate for off-patent drug manufacturers is currently 11% of average net sales price for products marketed under ANDAs. For products marketed under NDAs, manufacturers are required to rebate the greater of 15.1% of average net sales price or, the difference between average net sales price and the lowest net sales price during a specified period. The Company believes that the federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs to the public. The Company cannot predict the nature of such measures or their impact on the Company's profitability.

         Federal, state and local laws of general applicability, such as laws regulating working conditions also govern Watson. In addition, the Company is subject, as are all manufacturers generally, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment. Compliance with such environmental provisions is not expected to have a material effect on the earnings, cash requirements or competitive position of the Company in the foreseeable future. However, no assurance can be given that changes to, or compliance with, such environmental provisions will not have a material effect on the Company's earnings, cash requirements or competitive position.

         Continuing studies of the proper utilization, safety, and efficacy of pharmaceuticals and other health care products are being conducted by industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing. In certain countries, these studies gave rise to claims for damages from persons who believe they have been injured through the use of particular pharmaceutical products.

SEASONALITY

         The Company's business, taken as a whole, is not materially affected by seasonal factors.

PERSONNEL

         As of December 31, 1997, the Company had 1,020 full-time employees, including 15 employees who hold Ph.D.'s. Of the Company's employees, 96 are engaged in research and development, 358 in manufacturing, 165 in quality assurance and quality control, 323 in sales and marketing, and 78 in administration. Employees are not represented by unions and the Company has never experienced a work stoppage.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein.

         Such additional factors include, among other things, future economic, competitive and regulatory conditions, demographic trends, financial market conditions, the management of acquisitions and future business decisions of the Company and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Corona, California and Watson owns the related land and buildings. The Company maintains manufacturing facilities in Corona, California, Miami, Florida, Copiague, New York and Dayton, Ohio. The principal manufacturing site in Corona, California as well as the facilities in Copiague, New York and Dayton, Ohio are owned. The Company leases another manufacturing facility in Corona, California, as well as research and development and manufacturing facilities in Miami, Florida. Watson's principal research facilities are located in Corona, California and are owned by the Company.

         The facilities leased from third parties are subject to leases with terms expiring, subject to renewal options, between 1998 and 2002 and with current monthly base rental payments ranging from approximately $2,000 to approximately $25,000. One property in Corona, California is leased from a trust that includes the Company's Chairman and its Executive Vice President - Research and Development. This lease expires, subject to renewal options, in 2000 and provides for monthly base rental payments of $25,000. Some of the Company's leases contain escalation provisions and require the Company to pay for utilities, taxes, insurance and maintenance expenses.

         Although the Company's facilities are adequate to meet its current needs, Watson has plans to construct and acquire additional space to accommodate its growth. In keeping with this strategy, the Company completed in 1996 construction of 100,000 square feet of additional manufacturing workspace in its Corona, California location. During 1997, the Company continued construction of a 90,000-square-foot manufacturing plant in Changzhou City, People's Republic of China. This facility is expected to become operational in 1998. Recently, construction began on 40,000 square feet of additional space for administrative and research-related activities at Watson's headquarters location.

ITEM 3.  LEGAL PROCEEDINGS

         In October 1995, a class action complaint captioned JIMMY JACKSON V. CIRCA PHARMACEUTICALS, INC., ET al., was filed against Circa, Lawrence Raisfeld and Robert Shulman, former presidents of Circa, and Roger Jordan, president of Vitarine Pharmaceuticals ("Vitarine") in the Circuit Court of Tallapoosa County, Alabama. This suit is expected to settle for $225,000.

         In November 1997, a suit was filed against Royce and Watson naming them as defendants, along with five other corporations, in an action captioned MICHAEL D. HARDY, INDIVIDUALLY AND MICHAEL D. HARDY AS EXECUTOR OF THE ESTATE OF JUDITH MARIE HARDY V. ROYCE LABORATORIES, INC., ET AL. in the Western District of Kentucky at Louisville. Plaintiff alleges that his wife suffered personal injuries due to her ingestion of the drug quinine for leg cramps in June 1995, and personal injuries leading to death due to its ingestion in April 1997. The plaintiff seeks actual damages in the amount of six million dollars for personal injuries suffered by his wife, actual damages in the amount of ten million dollars for wrongful death and additional punitive damages. The parties to this action are presently conducting discovery. It is contemplated that any liability and defense costs will be covered by the Company's product liability insurance. Watson and Royce intend to vigorously defend this action.

         The Company is involved in various other disputes and litigation matters that arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. In management's opinion, Watson is not currently involved in any legal proceedings which, individually or in the aggregate, could have a material effect on its consolidated financial condition, operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

                             PRINCIPAL OCCUPATION AND POSITION
NAME                   AGE   AND OFFICE WITH REGISTRANT
----                   ---   ---------------------------------
Allen Chao, Ph.D.      52    Chairman of the Company since May 1996, Chief
                             Executive Officer and Director since 1983 and a co-founder of the Company.

David C. Hsia, Ph.D.   53    Executive Vice President - Scientific Affairs
                             since July 1997, and a co-founder of the Company.

Chato Abad             44    Vice President - Finance and Principal Financial
                             and Accounting Officer since June 1997 and
                             Corporate Controller since joining the Company in 1987.

Fred Wilkinson         41    Executive Vice President - Sales and Marketing
                             since July 1997 and Vice President - Sales and
                             Marketing since joining the Company in June 1996.

         The executive officers of the Company are appointed annually by the Board of Directors, hold office until their successors are chosen and qualify, and may be removed at any time by the affirmative vote of a majority of the Board. The Company has employment agreements with each of the executive officers. David C. Hsia is the brother-in-law of Allen Chao. There are no other family relationships between any director and executive officer of the Company.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock began trading on the New York Stock Exchange on September 17, 1997 under the symbol "WPI." Previously, the Company's common stock traded on the Nasdaq National Market Tier of The Nasdaq Stock Market under the symbol "WATS". The following table sets forth the quarterly high and low share price information for the years ended December 31, 1997 and 1996, as adjusted to retroactively reflect the October 1997 two-for-one stock split in the form of a 100% stock dividend:

          1996, BY QUARTER               HIGH               LOW
          ----------------            ---------        -----------
          First                       $  24.750        $    18.500
          Second                      $  24.250        $    18.250
          Third                       $  20.000        $    13.000
          Fourth                      $  23.000        $    15.875

          1997, BY QUARTER
          ----------------
          First                       $  23.063        $    17.688
          Second                      $  22.250        $    16.000
          Third                       $  30.375        $    21.625
          Fourth                      $  34.125        $    27.000

         As of March 2, 1998, there were approximately 9,000 holders of record of the Company's common stock, which does not include those who held in street or nominee name.

         Since its initial public offering in February 1993, the Company has not paid a cash dividend on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           SELECTED CONSOLIDATED FINANCIAL DATA (1)
                                                           (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                             FOR THE YEARS ENDED DECEMBER 31, (1)
                                                 --------------------------------------------------------
                                                    1997         1996        1995       1994       1993
                                                 ---------    ---------    --------   --------   --------
Product sales                                    $ 324,015    $ 223,639    $170,227   $127,894   $ 99,022
Royalty income                                      14,249       27,162      22,247      1,209
                                                 ---------    ---------    --------   --------   --------

   Total revenues                                  338,264      250,801     192,474    129,103     99,022
                                                 ---------    ---------    --------   --------   --------

Cost of revenues                                   125,057      101,921      81,417     62,495     51,185
Research and development                            18,055       22,895      24,562     23,525     18,621
Selling, general and administrative                 50,937       38,891      34,873     30,368     30,836
Amortization of product rights                       7,213          386         306
Merger expenses (1)                                 14,718                   13,939
                                                 ---------    ---------    --------   --------   --------

   Total operating expenses                        215,980      164,093     155,097    116,388     100,642
                                                 ---------    ---------    --------   --------   --------

   Operating income (loss)                         122,284       86,708      37,377     12,715     (1,620)
Equity in earnings of joint ventures                10,694       17,909      22,766     24,968     24,688
Investment and other income (2)                     11,620        9,861      12,905      7,896     17,962
Gain from (provision for) legal settlement (3)                                           2,299     (7,633)
Partnership loss                                                                                   (7,644)
                                                 ---------    ---------    --------   --------   --------
                                                    22,314       27,770      35,671     35,163     27,373
                                                 ---------    ---------    --------   --------   --------
   Income before provision (benefit)
       for income taxes                            144,598      114,478      73,048     47,878     25,753
Provision (benefit) for income taxes (4)            54,414       35,916      24,867     10,853    (21,917)
                                                 ---------    ---------    --------   --------   --------

   Net income                                    $  90,184    $  78,562    $ 48,181   $ 37,025   $ 47,670
                                                 =========    =========    ========   ========   ========

Basic earnings per share (1)                     $    1.04    $   0.92     $   0.58   $   0.45   $   0.60
                                                 =========    =========    ========   ========   ========
Diluted earnings per share (1)                   $    1.01    $   0.89     $   0.56   $   0.44   $   0.59
                                                 =========    =========    ========   ========   ========
Weighted average shares
       outstanding, no dilution (1)                 86,991       85,028      83,317     81,849     78,982
                                                 =========    =========    ========   ========   ========
Weighted average shares
       outstanding, diluted basis (1)               89,325       88,081      85,515     83,563     81,128
                                                 =========    =========    ========   ========   ========


                                                                                DECEMBER 31, (1)
                                                   -------------------------------------------------------------------------
                                                      1997            1996            1995             1994          1993
                                                   ---------       ---------       ----------       ---------     ----------
Current assets                                     $ 246,765       $ 326,203       $  234,754       $ 206,814     $  183,115
Working capital                                      146,925         292,948          195,091         178,479        151,002
Total assets                                         754,981         472,854          364,235         298,468        265,825
Long-term debt                                         2,385           3,864            3,758           5,091          2,143
Liability from acquisition of product rights          95,000
Deferred tax liabilities                              36,887          12,226
Deferred partnership liability                                                                         14,033         15,242
Total stockholders' equity                           565,010         423,108          320,088         249,330        206,092

(1) The Company merged with Circa Pharmaceuticals, Inc. ("Circa"), in July 1995, with Oclassen Pharmaceuticals, Inc. ("Oclassen"), in February 1997, and with Royce Laboratories, Inc. ("Royce"), in April 1997. These transactions were accounted for as pooling of interests, and consequently, the consolidated financial data presented include those of Circa, Oclassen, and Royce for all periods presented. The costs associated with these mergers were $13.9 million in 1995 and $14.7 million in 1997.

         In October 1997, the Company effected a two-for-one stock split in the form of a 100% stock dividend. Share and per share amounts for all reported periods have been restated to reflect the stock split.

(2) Included in investment and other income for the years ended December 31, 1995, 1994, and 1993 were gains from the sale of common stock of Marsam Pharmaceuticals, Inc. ("Marsam") of $6.2 million, $3.2 million, and $14.5 million, respectively. The Company has no remaining investment in Marsam.

(3) The gain from (provision for) legal settlement was the result of lawsuits in which Circa was a defendant. All of these lawsuits were settled by the first quarter of 1996.

(4) As a result of the pooling of interest accounting for the Company's 1995 merger with Circa, an income tax benefit of $29.8 million was recorded for the year 1993. This tax benefit resulted from a reduction in the valuation allowance for Circa's net deferred tax assets. These net deferred tax assets represented net operating loss and tax credit carryforwards generated by Circa prior to its merger with the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such risks and uncertainties are discussed below in "Factors That May Affect Future Results."

GENERAL

         The Company derives its revenues from the development, manufacture and sale of pharmaceutical products. From the Company's founding in 1983 until mid-1995, revenues were generated primarily from sales of off-patent versions of branded pharmaceutical products. In order to create a more predictable and diverse revenue stream, Watson has recently made significant investments in branded pharmaceutical businesses and products. As compared with off-patent products, branded products offer stronger competitive protection and typically sell at higher and more stable margins.

         As the Company diversifies its product portfolio, off-patent products remain an integral component of the Company's current and future revenues. In recent years, the Company has expanded its product offering through internal development and acquisitions. Watson will continue to invest significant resources in the development of difficult-to-produce, niche products for its off-patent business.

BRANDED PHARMACEUTICALS

         In 1997, a strategy was developed to target three specialty therapeutic areas: Women's Health, Dermatology and NeuroPsychiatric. The Company invested significant resources in the acquisition and development of products and personnel for these focus areas. Specialty sales groups were either created or acquired to successfully promote newly purchased products. Watson's total sales force grew from approximately 20 representatives in late 1996 to more than 300 by the end of 1997. Acting as the cornerstone in the sales infrastructure is the Primary Care sales division. This group provides key support for Watson's pain and hypertension products and also provides a direct link to the Primary Care physician for products promoted by the specialty sales groups.

         Also in 1997, Watson secured its revenue stream from Dilacor XR(R) (diltiazem hydrochloride) by purchasing the rights to this branded product. This transaction provided Watson full control over the marketing and distribution of Dilacor XR(R) and any off-patent versions to be offered by the Company. Prior to this acquisition, the Company owned a royalty interest in the product.

         ACQUISITION OF PRODUCT RIGHTS TO DILACOR XR(R) - On June 30, 1997, the Company obtained the exclusive U.S. and certain worldwide marketing, sales, and distribution rights to Dilacor XR(R) for $190.0 million in cash, future royalties, and an inventory supply agreement. The Company's Primary Care sales group promotes Dilacor XR(R).

         This product has been available in the U.S. for the treatment of hypertension since June 1992 and was approved for the treatment of chronic stable angina in March 1995. In October 1997, Andrx Corporation received regulatory approval and began to market an off-patent form of Dilacor XR(R). In response, the Company has introduced its own off-patent alternative, which was well received in the market. Due to this recent off-patent competition, the Company's product sales and gross profits from Dilacor XR(R) are likely to decline in future periods.

         ACQUISITION OF PRODUCTS FROM G. D. SEARLE & CO. ("SEARLE") - In the fourth quarter of 1997, the Company acquired the U.S. rights to certain Searle branded off-patent oral contraceptive products. The Food and Drug Administration ("FDA") approved one of these products, Trivora(R) (levonorgestrel and ethinyl estradiol), in February 1998. Under the terms of this agreement, cash of $85.0 million was paid through December 31, 1997, which included $5.0 million for Trivora(R). The Company will pay a total of $45.0 million for Trivora(R), with the remaining $40.0 million to be paid in 1998. The Company also acquired the U.S. rights to additional oral contraceptive products from Searle (the "Future Products"). Payment for these products is due upon achievement of certain events, which include in certain instances, approvals by the FDA. If all contingent events occur before July 1, 1999, the aggregate acquisition cost for the Future Products will be $48.5 million plus certain contingent payments. The Searle products complement Watson's existing oral contraceptive line and are sold through the Company's Women's Health division.

         ACQUISITION OF OCLASSEN PHARMACEUTICALS, INC. ("OCLASSEN") - In February 1997, the Company acquired Oclassen. Watson issued approximately 6.6 million shares of its common stock for all of the outstanding common shares of Oclassen. At the acquisition date, the value of the Watson shares issued was $135.0 million. Oclassen markets specialty pharmaceutical products to prevent and treat skin diseases. Currently, the following five products are marketed:
Monodox(R) (doxycycline monohydrate), Condylox(R) (podofilox 0.5%), Cordran(R) (flurandrenolide), Cinobac(R) (cinoxacin) and Cormax(TM) (clobetasol propionate). The Company's Dermatology sales group promotes the Oclassen products.

         ACQUISITION OF PRODUCTS FROM COCENSYS, INC. ("COCENSYS") - In October 1997, the Company acquired two products and two co-promotion agreements from CoCensys. In addition, Watson hired certain sales and marketing personnel from CoCensys. A total of $9.0 million was paid. The products purchased from CoCensys are sold through the NeuroPsychiatric sales group and are expected to serve the needs of a growing specialty market for the treatment of psychiatric disorders, epilepsy, schizophrenia and pain.

OFF-PATENT PHARMACEUTICALS

         During 1997 and through early 1998, Watson increased its off-patent product offerings through acquisitions and internal development.

         ACQUISITION OF ROYCE LABORATORIES, INC. ("ROYCE") - In April 1997, the Company acquired Royce. Royce develops and manufactures off-patent prescription drugs in solid dosage forms (tablets and capsules). The Royce product portfolio and development pipeline complemented the Company's business, with little overlap. The Company issued approximately 5.2 million shares of its common stock (valued at $98 million on the merger date) for all of the outstanding common shares of Royce. All Royce products are now marketed directly by the Company under the "Watson Laboratories" label.

         1998 PURCHASE OF THE RUGBY GROUP, INC. ("RUGBY") - On February 27, 1998, Watson completed its acquisition of Rugby from Hoechst Marion Roussel, Inc. Rugby develops, manufactures, and markets a wide array of off-patent pharmaceutical products. The agreement provided for an initial payment of approximately $67.5 million in cash and contingent payments based on certain future sales and operating results.

         INTERNAL PRODUCT DEVELOPMENT - In 1997, Watson received Food and Drug Administration ("FDA") approval for 10 off-patent products in 23 separate dosage strengths.

OTHER SIGNIFICANT INVESTMENTS AND JOINT VENTURES

         1995 ACQUISITION OF CIRCA - In July 1995, the Company merged with Circa in a pooling of interests transaction. Circa manufactured off-patent pharmaceuticals and held investments in Somerset Pharmaceuticals, Inc. ("Somerset"), Andrx Corporation ("Andrx"), and the ANCIRC joint venture with Andrx. The Company issued approximately 37.4 million shares of its common stock for all of the outstanding common shares of Circa. On the merger date, the value of this acquisition was approximately $680 million.

         PREVIOUS ROYALTY AGREEMENT - Prior to the Company's June 1997 purchase of the rights to Dilacor XR(R) from Rhone-Poulenc Rorer, Inc. ("RPR"), Circa and RPR were partners in the development of this product. Since 1993, the Company has earned royalties from RPR's sales of Dilacor XR(R). Revenues earned under this royalty arrangement were $14.2 million in 1997 (earned through the termination date of June 30, 1997), $27.2 million in 1996 and $22.2 million in 1995.

         SOMERSET JOINT VENTURE - The Company owns 50% of the outstanding shares of Somerset, which markets the product Eldepryl(R) for the treatment of Parkinson's disease. Somerset is also developing additional indications for selegiline (the parent compound of Eldepryl(R)), using a transdermal delivery system. The Company recorded equity in earnings from this joint venture of $12.7 million in 1997, $20.1 million in 1996, and $24.8 million in 1995. Orphan drug exclusivity expired for Eldepryl(R) in June 1996. During 1997 and 1996, a number of competitors introduced off-patent tablets to compete with Eldepryl(R) capsules. The introduction of off-patent competition and increased research and development spending in support of various clinical trials has significantly reduced Somerset's contribution to the Company's operating results. Management expects the Company's earnings from Somerset to continue to decline from current levels.

         INVESTMENT IN ANDRX - In 1994, the Company acquired a 7.5% interest in Andrx, a drug delivery company utilizing controlled-released technologies to develop oral pharmaceutical products. Watson increased its ownership interest in Andrx in October 1995 and again in June 1997. At December 31, 1997, the Company owned approximately 18.5% of the outstanding shares of Andrx. Following Andrx' initial public offering in June 1996 (Nasdaq: ADRX), the fair value of this investment has increased by $55.2 million to $92.2 million at December 31, 1997.

         ANCIRC JOINT VENTURE - In 1994, the Company and Andrx formed a joint venture, ANCIRC, to develop off-patent pharmaceutical products utilizing Andrx' controlled-release technology. During 1995, Watson increased its ownership interest in this joint venture from 40% to 50%. The Company utilizes the equity method to account for this joint venture and recognized losses from ANCIRC of approximately $2.0 million, $2.0 million and $1.7 million in 1997, 1996 and 1995, respectively. To date, ANCIRC has filed two abbreviated new drug applications ("ANDA") with the FDA.

QUARTERLY FLUCTUATIONS

         The Company's results of operations on a quarterly basis have fluctuated in the past, and may continue to fluctuate. The Company believes such fluctuations are primarily due to new product introductions and to a variety of additional factors including, but not limited to, purchasing practices of the Company's customers and changes in the degree of competition regarding the Company's products.

RESULTS OF OPERATIONS

         The following table summarizes selected components of the Company's results of operations, in thousands of dollars and as percentages of revenues. The table reflects the Company's mergers with Circa, Oclassen, and Royce for all periods presented.


                                                                         YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------
                                                        1997                        1996                     1995
                                              ----------------------      ---------------------     ---------------------
                                                  $              %            $             %           $             %
                                              ---------       ------      ---------      ------     ---------      ------
REVENUES:
   Product sales                              $ 324,015        95.8%      $ 223,639       89.2%     $ 170,227       88.4%
   Royalty income                                14,249         4.2%         27,162       10.8%        22,247       11.6%
                                              ---------       ------      ---------      ------     ---------      ------

    Total revenues                              338,264       100.0%        250,801      100.0%       192,474      100.0%
                                              ---------       ------      ---------      ------     ---------      ------
OPERATING EXPENSES:
   Cost of revenues                             125,057        37.0%        101,921       40.6%        81,417       42.3%
   Research and development                      18,055         5.3%         22,895        9.1%        24,562       12.8%
   Selling, general and administrative           50,937        15.1%         38,891       15.5%        34,873       18.1%
   Amortization of product rights                 7,213         2.1%            386        0.2%           306        0.2%
   Merger expenses                               14,718         4.4%                                   13,939        7.2%
                                              ---------       ------      ---------      ------     ---------      ------

    Total operating expenses                    215,980        63.9%        164,093       65.4%       155,097       80.6%
                                              ---------       ------      ---------      ------     ---------      ------

   Operating income                             122,284        36.2%         86,708       34.7%        37,377       19.4%

OTHER INCOME:
   Equity in earnings of joint ventures          10,694         3.2%         17,909        7.1%        22,766       11.8%
   Investment and other income (net)             11,620         3.4%          9,861        3.9%        12,905        6.7%
                                              ---------       ------      ---------      ------     ---------      ------

    Total other income                           22,314         6.6%         27,770       11.1%        35,671       18.5%
                                              ---------       ------      ---------      ------     ---------      ------
Income before provision for income taxes        144,598        42.7%        114,478       45.7%        73,048       38.0%
Provision for income taxes                       54,414        16.1%         35,916       14.3%        24,867       12.9%
                                              ---------       ------      ---------      ------     ---------      ------

   NET INCOME                                 $  90,184        26.6%      $  78,562       31.4%     $  48,181       25.1%
                                              =========       ======      =========      ======     =========      ======

YEARS ENDED DECEMBER 31, 1997 AND 1996

         Revenues for the year ended December 31, 1997 were $338.3 million compared to $250.8 million for the year ended December 31, 1996, an increase of $87.5 million or 34.9%. The increase in revenues was composed of a $100.4 million increase in product sales, partially offset by a $12.9 million decrease in royalty income. The increase in product sales was largely due to sales of Dilacor XR(R), which was purchased from RPR in June 1997. The Company also experienced 1997 sales increases in Dermatological products, Women's Health products, core off-patent products and new products approved or acquired during the year. These sales increases were partially offset by decreased sales of certain strengths in the Company's hydrocodone product line.

         Royalty income decreased $12.9 million or 47.5% in 1997 as compared with 1996 due to the Company's purchase of the Dilacor XR(R)product line from RPR in June 1997.

         Gross profit margins increased to 61.4% in 1997 from 54.4% in 1996. The increase in the gross profit margin was due largely to sales of Dilacor XR(R), higher sales of Dermatological branded products and sales of new products introduced in 1997. The increased gross profit margin from these products was partially offset by a decline in gross profit margins of certain core off-patent products.

         Research and development expenses decreased from $22.9 million in 1996 to $18.1 million in 1997. Following the mergers with Royce and Oclassen, the Company consolidated certain research and development functions and eliminated duplicate programs.

         Selling, general and administrative expenses increased from $38.9 million in 1996 to $50.9 million in 1997. The increase consists of a $16.8 million increase in sales and marketing expenses and a $4.8 million decrease in general and administrative costs. The Company incurred increased sales and marketing costs as it expanded its branded products sales and marketing efforts. The Company increased its sales force from approximately 20 representatives in late 1996 to more than 300 at December 31, 1997.

         As a result of the mergers of Royce and Oclassen with Watson, and the subsequent consolidation of many of the administrative functions, the Company has experienced a decrease in its general and administrative expenses. As a percentage of revenues, general and administrative costs decreased from 7.4% to 4.0% from 1996 to 1997, respectively. This decrease reflects efficiencies achieved following the mergers and the fact that the Company's revenue growth outpaced the growth in administrative costs.

         Amortization expense in 1997 increased from $386,000 to $7.2 million due to the amortization associated with product rights acquired during the year. Amortization expense in 1997 was primarily due to the purchase of Dilacor XR(R). The Company has capitalized these product rights and is amortizing them over the estimated 17-year life of the product.

         In 1997, the Company recorded one-time charges of $14.7 million for costs incurred in connection with the mergers of Royce and Oclassen. These costs included investment banking fees and other merger-related expenses. No such expenses were incurred in 1996.

         Equity in earnings from joint ventures decreased $7.2 million or 40.2% to $10.7 million in 1997 compared to $17.9 million in 1996, due primarily to lower earnings from Somerset. The decrease in Somerset earnings is due in part to the loss of exclusivity for Eldepryl(R) in June 1996. During 1997 and 1996, a number of competitors introduced off-patent tablets to compete with Eldepryl(R) capsules. Increased competition and research and development spending in support of various clinical trials have significantly reduced Somerset's contribution to the Company's operating results. Management expects the Company's earnings from Somerset to continue to decline.

         Investment and other income increased 17.2% to $11.6 million in 1997 from $9.9 million in 1996 due to higher average cash and marketable securities balances in 1997.

         The provision for income taxes increased to $54.4 million in 1997, compared to $35.9 million in 1996. The effective income tax rate was 38.0% and 31.0% for the years ended December 31, 1997 and 1996, respectively. The increase in the Company's effective income tax rate was due primarily to the non-deductibility of a significant portion of merger expenses incurred in 1997 and lower earnings from Somerset which are partially exempt from tax.

         Net income increased to $90.2 million in 1997 from $78.6 million in 1996. As a percentage of revenues, net income decreased to 26.7% in 1997 from 31.3% in 1996 principally due to certain non-recurring merger expenses related to the mergers with Royce and Oclassen and the higher effective tax rate in 1997. Exclusive of merger expenses of $14.7 million and related income taxes, net income for 1997 would have been $103.1 million (or $1.15) per share, an increase of 31.3% over 1996.

YEARS ENDED DECEMBER 31, 1996 AND 1995

         Revenues for the year ended December 31, 1996 were $250.8 million compared to $192.5 million for the year ended December 31, 1995, an increase of $58.3 million or 30.3%. The increase in revenues was composed of a $53.4 million increase in product sales and a $4.9 million increase in royalty income. The increase in product sales was due to: (i) sales of products introduced in 1996 which totaled $26.1 million; (ii) a $24.9 million increase in sales relating to products introduced during the fourth quarter of fiscal 1995 and; (iii) a net increase in sales of the Company's other core products, defined generally as products available in the market place for at least twelve months. These increases were partially offset by decreased sales of certain strengths of hydrocodone products.

         Royalty income increased 22.1% in 1996 as compared with 1995 due to increased demand for Dilacor XR(R). In June 1997, Watson purchased the product rights to Dilacor XR(R).

         Gross profit margins increased to 54.4% in 1996 from 52.2% in 1995. This favorable increase was due to higher than average gross margins earned on the sales of certain core products and new products introduced during 1996.

         Research and development expenses decreased slightly from $24.6 million in 1995 to $22.9 million in 1996. Following the merger with Circa, the Company integrated the two research and development departments of Watson and Circa into one, eliminating duplicate programs.

         Selling, general and administrative expenses increased from $35.2 million in 1995 to $39.3 million in 1996. As a percentage of revenues, these costs decreased from 18.3% to 15.7% from 1995 to 1996, respectively, which reflects management's cost control efforts and the fact that the Company's revenue growth outpaced the growth in selling, general and administrative expenses.

         In connection with the merger with Circa, the Company recorded a one-time $13.9 million merger-related charge. This charge included investment banking fees and other costs related to the consolidation of operations of the two companies. No such expenses were incurred in 1996.

         Equity in earnings from joint ventures decreased $4.9 million or 21.3% to $17.9 million in 1996 compared to $22.8 million in 1995. These earnings primarily represent earnings from Somerset and ANCIRC. Equity in earnings from Somerset decreased from $24.8 million in 1995 to $20.1 million in 1996 in part due to: (i) the loss of exclusivity for Eldepryl(R) in June 1996 and, (ii) increased research and development expenditures in support of the Phase III clinical trials. During 1996, three competitors introduced off-patent tablets to compete with Eldepryl(R) capsules. The Company's portion of ANCIRC's losses increased slightly from $1.7 million in 1995 to $2.0 million in 1996.

         Investment and other income decreased $3.0 million or 23.6% to $9.9 million in 1996 from $12.9 million in 1995. This decrease was due to the 1995 recognition of a $6.2 million gain from the sale of Marsam Pharmaceuticals, Inc. common stock, a stock held for investment purposes. This was partially offset by an increase in interest income in 1996 which resulted from higher short-term interest rates on a larger base of invested cash.

         The provision for income taxes increased to $35.9 million in 1996, compared to $24.9 million in 1995. The effective income tax rates were 31.0% and 34.0% for the years ended December 31, 1996 and 1995, respectively. The higher effective income tax rate in 1995 resulted primarily from the non-deductibility of a significant portion of merger expenses incurred in that year.

         Net income increased to $78.6 million in 1996 from $48.2 million in 1995. As a percentage of revenues, net income increased to 31.3% in 1996 from 25.0% in 1995 principally due to: (i) revenue growth and continued cost control efforts during 1996 and, (ii) the one-time merger expenses related to the merger with Circa in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital decreased from $292.9 million at December 31, 1996 to $146.9 million at December 31, 1997. This $146.0 million decrease was primarily due to the product right acquisitions of Dilacor XR(R) ($140.0 million), and Women's Health products from Searle ($85.0 million), and the increased investment in Andrx ($15.3 million). The overall decrease was partially offset by 1997 cash flow from operations ($97.0 million).

         The Company invested $14.6 million in capital expenditures during 1997. This investment consisted of land, leasehold and building improvement additions of $7.2 million and machinery, research and lab equipment additions of $7.4 million. Watson expects to invest approximately $25.0 million in capital improvements in 1998.

         At December 31, 1997, the Company had notes payable outstanding of approximately $3.2 million. These notes are unsecured, include interest at fixed rates ranging from 8.1% to 13.5% per annum and require monthly payments ranging from $94,000 in 1998 to $78,000 through August 2001. In addition, two credit facilities are available to the Company with unsecured borrowing commitments totaling $95.0 million. Watson has made no borrowings against these credit facilities as of December 31, 1997.

         The Company's purchase of the rights to Dilacor XR(R) was structured with a $40.0 million cash payment in June 1997 and a $55.0 million payment in July 1997. At December 31, 1997, the remaining scheduled payments are due as follows:

                    DUE DATE                   AMOUNT
                    --------              -------------
                    January 1, 1998       $45.0 million
                    January 1, 1999        30.0 million
                    January 1, 2000        15.0 million
                    January 1, 2001         5.0 million
                                          -------------
                        Total             $95.0 million
                                          =============

         The Company's cash and marketable securities totaled $114.9 million at December 31, 1997. Management believes that the Company's cash and marketable securities, plus cash provided from operations will be sufficient to meet its normal operating requirements during the coming year. However, the Company has entered into certain acquisitions that are expected to require significant future cash payments. To date, the Company has used existing cash to fund its acquisitions, including approximately $67.5 million paid in February 1998 pursuant to the Rugby acquisition. However, Watson may require the use of its existing credit facilities or additional funding in order to meet its remaining acquisition commitments. At the present time, the Company is pursuing financing alternatives, which include modifications of its current credit facilities, a public or private debt offering or some combination of these alternatives. Management expects to complete acceptable financing arrangements in the near future.

         The Company continues to review additional opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with its existing business. Watson could use sources other than cash, such as financing alternatives discussed herein, to fund additional acquisitions or investments. If such acquisition or investment is completed, the Company's operating results and financial condition could change materially in future periods.

         Management believes inflation does not have, and has not had, a significant impact on the Company's revenues or operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Substantially all of the Company's liquid investments are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. However, all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holding of these financial instruments is minimal.

         The Company's investment in Andrx, which was stated at a fair value of $92.2 million at December 31, 1997, is composed of 2.7 million shares of Andrx common stock. Andrx common stock has traded on The Nasdaq Stock Market, under the symbol "ADRX", since its initial public offering in June 1996. As a publicly traded equity security, this investment has exposure to price risk. The following table sets forth the Andrx quarterly high and low share price information from its initial public offering through December 31, 1997:

                                        HIGH           LOW
                                       ------        ------
                 1996, BY QUARTER
                        Second         $17.50        $12.00
                        Third          $15.50        $11.00
                        Fourth         $17.63        $12.75

                 1997, BY QUARTER
                        First          $26.75        $15.25
                        Second         $38.75        $20.50
                        Third          $45.63        $31.75
                        Fourth         $47.00        $28.75

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so investors may better understand a company's future prospects and make informed investment decisions. This report contains such forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. The reader must carefully consider all such statements as they inherently involve certain risks and uncertainties that could cause actual results to differ materially from the Company's forward-looking statements. The reader should carefully evaluate such statements in light of risk factors described herein or in the Company's other SEC filings.

         The Company's future results of operations will depend, to a significant extent, upon its ability to introduce new off-patent and branded pharmaceutical products. Future operating results may vary significantly on an annual or quarterly basis depending on the timing of, and the Company's ability to obtain, FDA approvals for such products and FDA approvals for shipment of such products. Newly introduced off-patent products with limited or no off-patent competition are typically sold at higher prices, often resulting in increased gross profit margins. As competition from other manufacturers intensifies, selling prices typically decline. The Company's future operating results may also be affected by a variety of additional factors, including customer purchasing practices and changes in the degree of competition affecting the Company's products. Introduction by other companies of competitive products could have a material adverse effect on the operating results and financial condition of the Company.

         The Company has been involved in a number of significant merger and acquisition transactions. These transactions have been motivated by many factors, including the desire to expand and diversify the Company's product portfolio, the desire to obtain new technologies and the desire to attract key personnel. Growth through acquisition presents significant risks, including those associated with the ability to integrate and successfully operate acquired businesses, the ability to develop and implement operational and financial systems to manage rapidly growing operations, the substantial management time devoted to such activities, the possibility of undisclosed liabilities, risks related to product transition and the ability to realize anticipated benefits of the combined entity.

         The Company has instituted a program in order to become year 2000 compliant. The ultimate cost of this program has not been and is not expected to be material to the Company's consolidated financial position or results of operations. Although management believes the Company has an adequate program in place in order to become year 2000 compliant, there can be no assurance that the program ultimately will be successful.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended December 31, 1997, 1996 and 1995.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The information concerning directors of the Company required under this
Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS

         The information concerning executive officers of the Company required under this Item is provided under Item 4 A.

ITEM 11. EXECUTIVE COMPENSATION

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1997.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.   CONSOLIDATED FINANCIAL STATEMENTS
         The following are included herein under Item 8:
                  Reports of Independent Public Accountants.
                  Consolidated Balance Sheets as of December 31, 1997 and 1996. Consolidated Statements of Income for each of the three years in the period ended December 31, 1997.
                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997.
                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997.
                  Notes to Consolidated Financial Statements.

(A) 2.   FINANCIAL STATEMENT SCHEDULES:
         II.      Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(A) 3.   EXHIBITS

EXHIBIT
NO.                                      DESCRIPTION
-------                                  -----------

          2.1 Agreement and Plan of Merger among the Company, Gum Acquisition Corp. and Circa Pharmaceuticals, Inc., filed as
                   Exhibit 2.1 to the Company's Registration Statement on Form S-4, Reg. No. 33-60211 ("33-60211") and hereby incorporated by reference.

          2.2 Agreement and Plan of Merger among the Company, Opalacq Co. and Oclassen Pharmaceuticals, Inc. dated as of September 25, 1996, as amended effective November 14, 1996, and as amended effective December 31, 1996, filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4, Reg. No. 333-16275 ("333-16275") and hereby incorporated by reference.

          2.3 Agreement and Plan of Merger among the Company, Dolphins Acquisition Corp. and Royce Laboratories, Inc. dated as of December 24, 1996, filed as Exhibit 2.1 to the Company's Registration Statement on Form S-4, Reg. No. 333-20029 ("333-20029") and hereby incorporated by reference.

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

       4.1(a) Amendment to loan agreement between the Company, its subsidiaries and Bank of America NT & SA dated as of February 26, 1996, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and hereby incorporated by reference.

       4.1(b) Amendment to loan agreement between the Company, its subsidiaries and Bank of America NT & SA dated as of December 31, 1996, filed as Exhibit 4.1(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and hereby incorporated by reference.

          4.2 Credit Agreement between the Company, its subsidiaries and Mellon Bank, N.A. dated December 19, 1997.

       4.2(a) Amendment Number One to Credit Agreement between the Company, its subsidiaries and Mellon Bank, N.A. dated January 23, 1998.

         10.1 Lease between Westgate Associates and the Company dated October 1991 and addendums thereto, filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Reg. No. 33-46229 ("33-46229") and hereby incorporated by reference.

         10.2 Industrial Real Estate Lease, as amended, dated August 8, 1995, between Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and hereby incorporated by reference.

         10.3 Lease and Option Termination Agreement between Watson Laboratories, Inc. and Research Property Associates dated January 31, 1997, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and hereby incorporated by reference.

         10.4      Lease between Bayview Associates and Oclassen
                   Pharmaceuticals, Inc. dated November 15, 1988, filed as
                   Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and hereby incorporated by reference.

      10.4(a) Amendment to lease between Limar Realty Corporation #11 (successor in interest to Bayview Associates) and Oclassen Pharmaceuticals, Inc., dated October 10, 1995, filed as
                   Exhibit 10.4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and hereby incorporated by reference.

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

     *10.7(b) Amendment to the 1991 Stock Option Plan of the Company, filed as Exhibit 10.6(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and hereby incorporated by reference.

        *10.8 1995 Non-Employee Directors' Stock Option Plan, as amended, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.

         10.9 Form of the Company's Employee Invention, Confidential Information Agreement, filed as Exhibit 10.22 to 33-46229 and hereby incorporated by reference.

        10.10 Purchase Agreement relating to the Company's purchase of 132 Business Center Drive property, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and hereby incorporated by reference.

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

        10.15 Intellectual Property Agreement between Alec D. Keith, Ph.D. and the Company dated as of July 18, 1996, filed as Exhibit
                   10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and hereby incorporated by reference.

       *10.16 Employment Agreement with Dr. Melvin Sharoky dated April 26, 1991 as amended January 19, 1993 and July 17, 1995, filed as
                   Exhibit 10.3 to the Company's Quarter Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.

     *10.16(a)     Amendment to the Employment Agreement with Dr. Melvin
                   Sharoky dated February 12, 1997, filed as Exhibit 10.16(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and hereby incorporated by reference.

        *10.17 Form of Employment Agreement between the Company, Oclassen Pharmaceuticals, Inc., and Glenn A. Oclassen, filed as
                   Exhibit 10.1 to 333-16275 and hereby incorporated by reference.

        *10.20 Form of Employment Agreement between Royce Laboratories, Inc. and Patrick J. McEnany, filed as Exhibit 10.1 to Royce Laboratories, Inc.'s Current Report on Form 8-K dated January 8, 1997 and hereby incorporated by reference.

     *10.20(a)     Consulting Agreement between Patrick J. McEnany and the
                   Company dated January 31, 1998.

     *10.20(b)     Amendment to Stock Option Agreement between Patrick J.
                   McEnany and the Company dated January 29, 1998.

        10.21 License Agreement between the Company and Rorer Pharmaceutical Products, Inc., dated June 30, 1997, filed as
                   Exhibit 10.1 to the Company's Current Report 8-K dated June 30, 1997 and hereby incorporated by reference.

        10.22 Inventory Purchase Agreement between the Company and Rhone-Poulenc Rorer Pharmaceuticals, Inc., dated June 30, 1997, filed as Exhibit 10.2 to the Company's Current Report 8-K dated June 30, 1997 and hereby incorporated by reference.

        10.23 Manufacturing and Supply Agreement between the Company and Rhone-Poulenc Rorer Pharmaceuticals, Inc., dated June 30, 1997, filed as Exhibit 10.3 to the Company's Current Report 8-K dated June 30, 1997 and hereby incorporated by reference.

        10.24 Agreement Regarding Partnership Termination by and among Rhone-Poulenc Rorer Inc., Rhone-Poulenc Rorer Pharmaceuticals, Inc., Watson Pharmaceuticals, Inc., Circa Pharmaceuticals, Inc., and BOL, Inc., dated June 30, 1997, filed as Exhibit 10.4 to the Company's Current Report 8-K dated June 30, 1997 and hereby incorporated by reference.

        10.25 Asset Purchase Agreement among the Company, G. D. Searle & Co. and SCS Pharmaceuticals, dated September 30, 1997, filed as Exhibit 10.1 to the Company's Current Report 8-K dated October 16, 1997 and hereby incorporated by reference.

        10.26 Supply Agreement between the Company and G. D. Searle & Co., dated October 16, 1997, filed as Exhibit 10.2 to the Company's Current Report 8-K dated October 16, 1997 and hereby incorporated by reference.

        10.27 Stock Purchase Agreement among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc. dated August 25, 1997.

     10.27(a) Amendment to Stock Purchase Agreement among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc. dated November 26, 1997.

     10.27(b) Second Amendment to Stock Purchase Agreement by and among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc.
                   dated February 27, 1998.

        10.28 Supply and License Agreement by and between Hoechst Marion Roussel, Inc. and The Rugby Group, Inc. dated February 27, 1998.

        10.29 Contract Manufacturing Agreement by and between Hoechst Marion Roussel, Inc. and The Rugby Group, Inc. dated February 27, 1998.

         22.1      Subsidiaries of the Company.

         23.1      Consent of Price Waterhouse LLP.

         23.2      Consent of Deloitte & Touche LLP.

         23.3      Consent of Arthur Andersen  LLP.

         27.1      Financial Data Schedule (EDGAR version only).

         99.1      Consolidated Financial Statements of Somerset
                   Pharmaceuticals, Inc. and Subsidiaries for the years ended December 31, 1997, 1996 and 1995.

------------------------------
*Compensation Plan or Agreement
(B) REPORTS ON FORM 8-K:  None

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

                                                   WATSON PHARMACEUTICALS, INC.
                                                                   (Registrant)

                                                  By: /s/ ALLEN CHAO
                                                      -------------------------
                                                              Allen Chao, Ph.D.
                                           Chairman and Chief Executive Officer
                                                  (Principal Executive Officer)


                                                   By: /s/ CHATO ABAD
                                                       ------------------------
                                                                     Chato Abad
                                                         Vice President-Finance
                                   (Principal Financial and Accounting Officer)
Date:    March 16, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                             TITLE                           DATE
-----------------------------        ---------------------------        -------------------

/s/   ALLEN CHAO                     Chairman and                           March 16, 1998
-----------------------------           Chief Executive Officer
      Allen Chao, Ph.D.

/s/  MICHEL J. FELDMAN               Secretary and Director                 March 16, 1998
-----------------------------
     Michel J. Feldman

/s/    MICHAEL FEDIDA                Director                               March 16, 1998
-----------------------------
       Michael Fedida

/s/   ALBERT F. HUMMEL               Director                               March 16, 1998
-----------------------------
      Albert F. Hummel

/s/ ALEC D. KEITH                    Director                               March 16,1998
-----------------------------
    Alec D. Keith, Ph.D.

/s/ MELVIN SHAROKY                   Director                               March 16, 1998
-----------------------------
    Melvin Sharoky, M.D.

/s/   RONALD R. TAYLOR               Director                               March 16, 1998
-----------------------------
      Ronald R. Taylor

/s/   ANDREW L. TURNER               Director                               March 16,1998
-----------------------------
      Andrew L. Turner

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

REPORTS OF INDEPENDENT ACCOUNTANTS ........................................ F-2

CONSOLIDATED BALANCE SHEETS

    as of December 31, 1997 and 1996 ...................................... F-5

CONSOLIDATED STATEMENTS OF INCOME

    for each of the three years in the period ended
    December 31, 1997 ..................................................... F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS

    for each of the three years in the period ended December 31, 1997 ..... F-7

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

    for each of the three years in the period ended December 31, 1997 ..... F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ................................ F-10

FINANCIAL STATEMENT SCHEDULE:

    II. Valuation and Qualifying Accounts ................................. F-26

All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Watson Pharmaceuticals, Inc.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Somerset Pharmaceuticals, Inc. (Somerset), an entity which is 50% owned by the Company. The Company's investment in Somerset aggregated $27,643,000 and $24,653,000 at December 31, 1997 and 1996, respectively, and its equity in the earnings of Somerset totaled $12,672,000, $20,100,000 and $24,800,000 for the years ended December 31, 1997, 1996, and 1995, respectively. In addition, we did not audit the financial statements of Oclassen Pharmaceuticals, Inc. (Oclassen), a wholly owned subsidiary, which statements reflect total assets of $35,900,000 at December 31, 1996, and total revenues of $34,421,000 and $29,247,000 for the years ended December 31, 1996 and 1995, respectively. Those financial statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Somerset and Oclassen, is based solely on the reports of each of the respective other auditors. We conducted our audits of the these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the respective reports of other auditors provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Costa Mesa, California
February 2, 1998, except as to
Note 2, which is as of February 27, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   Somerset Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1997 and 1996, and related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Pittsburgh, Pennsylvania
February 4, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oclassen Pharmaceuticals, Inc.;

          We have audited the balance sheets of Oclassen Pharmaceuticals, Inc. (a Delaware corporation) as of December 31, 1995 and 1996, and the related statements of income, stockholders' equity (deficit) and cash flows for the years then ended (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oclassen Pharmaceuticals, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Oakland California
January 17, 1997

                               WATSON PHARMACEUTICALS, INC.

                                CONSOLIDATED BALANCE SHEETS
                             (In Thousands Except Share Data)


                                                               DECEMBER 31,  DECEMBER 31,
                                                                  1997           1996
                                                               ------------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                    $  82,837     $ 158,221
   Marketable securities                                           32,102        80,966
   Accounts receivable, net of allowances for
    doubtful accounts of $2,140 and $2,206                         65,044        32,845
   Royalty receivable                                               5,554
   Inventories                                                     46,967        32,429
   Prepaid expenses and other current assets                          416         6,381
   Deferred tax assets                                             19,399         9,807
                                                                ---------     ---------
      Total current assets                                        246,765       326,203
Property and equipment, net                                        88,004        78,429
Investments and other assets                                      131,083        66,051
Product rights, net                                               289,129         2,171
                                                                ---------     ---------

                                                                $ 754,981     $ 472,854
                                                                =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                        $  44,423     $  31,758
   Income taxes payable                                             9,553           472
   Current portion of long-term debt                                  864         1,025
   Current liability from acquisition of product rights            45,000
                                                                ---------     ---------
      Total current liabilities                                    99,840        33,255
Long-term debt                                                      2,385         3,864
Long-term liability from acquisition of product rights             50,000
Deferred tax liabilities                                           36,887        12,226
                                                                ---------     ---------
      Total liabilities                                           189,112        49,345
                                                                ---------     ---------
Commitments and contingencies

Minority interest                                                     859           401
                                                                ---------     ---------
Stockholders' equity:
   Preferred stock; no par; 2,500,000 shares authorized;
    none outstanding
   Common stock; par value of $.0033; 500,000,000 shares
    authorized; 87,882,233 and 85,432,702 shares
    issued and outstanding                                            290           282
   Additional paid-in capital                                     256,682       231,511
   Retained earnings                                              275,037       184,853
   Unrealized gain, net of tax                                     33,025         7,189
   Notes receivable from stockholders                                 (24)         (727)
                                                                ---------     ---------
                                                                  565,010       423,108
                                                                ---------     ---------
                                                                $ 754,981     $ 472,854
                                                                =========     =========

          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, Except Earnings per Share)

                                              YEARS ENDED DECEMBER 31,
                                           ------------------------------
                                             1997       1996       1995
                                           --------   --------   --------
REVENUES:
   Product sales                           $324,015   $223,639   $170,227
   Royalty income                            14,249     27,162     22,247
                                           --------   --------   --------
    Total revenues                          338,264    250,801    192,474
                                           --------   --------   --------
OPERATING EXPENSES:
   Cost of revenues                         125,057    101,921     81,417
   Research and development                  18,055     22,895     24,562
   Selling, general and administrative       50,937     38,891     34,873
   Amortization of product rights             7,213        386        306
   Merger expenses                           14,718                13,939
                                           --------   --------   --------
    Total operating expenses                215,980    164,093    155,097
                                           --------   --------   --------

OPERATING INCOME                            122,284     86,708     37,377
OTHER INCOME:
   Equity in earnings of joint ventures      10,694     17,909     22,766
   Investment and other income (net)         11,620      9,861     12,905
                                           --------   --------   --------
    Total other income                       22,314     27,770     35,671
                                           --------   --------   --------

Income before provision for income taxes    144,598    114,478     73,048
Provision for income taxes                   54,414     35,916     24,867
                                           --------   --------   --------
NET INCOME                                 $ 90,184   $ 78,562   $ 48,181
                                           ========   ========   ========

Basic earnings per share                   $   1.04   $   0.92   $   0.58
                                           ========   ========   ========
Diluted earnings per share                 $   1.01   $   0.89   $   0.56
                                           ========   ========   ========
Weighted average shares
  outstanding, no dilution                   86,991     85,028     83,317
                                           ========   ========   ========
Weighted average shares
  outstanding diluted basis                  89,325     88,081     85,515
                                           ========   ========   ========


          See accompanying notes to consolidated financial statements.


                          WATSON PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  90,184    $  78,562    $  48,181
                                                          ---------    ---------    ---------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                             7,381        7,283        6,019
     Amortization                                             7,213        1,342        1,347
     Deferred income tax (benefit) provision                 (1,948)      20,399        8,215
     Decrease in deferred partnership liability             (14,033)
     Dividends received from Somerset                         8,000       18,000       18,000
     Equity in earnings of joint ventures                    (9,012)     (14,684)     (19,067)
     Gain on sale of marketable securities                   (6,243)
     (Recovery of) provision for doubtful accounts              (66)         604          467
     Tax benefit related to stock option plan                10,882        7,752        6,808
     Changes in assets and liabilities:
        Accounts receivable                                 (32,133)      (1,857)     (11,637)
        Royalty receivable                                    5,554        2,651       (8,205)
        Inventories                                         (14,538)      (2,332)      (8,359)
        Prepaid expenses and other current assets             5,965       (1,053)         (18)
        Other assets                                         (2,155)      (2,386)          91
        Accounts payable and accrued expenses                12,665       (4,123)       8,561
        Income taxes payable                                  9,081       (2,512)       3,263
        Other liabilities                                                   (744)        (211)
                                                          ---------    ---------    ---------
              Total adjustments                               6,889       28,340      (15,002)
                                                          ---------    ---------    ---------
              Net cash provided by operating activities      97,073      106,902       33,179
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                      (14,605)     (12,835)     (23,877)
   Disposals of property and equipment                          965          460        1,463
   Purchases of marketable securities                      (130,321)    (840,969)    (387,280)
   Proceeds from maturities of marketable securities        179,118      801,179      396,725
   Proceeds from sale of common stock                                                   7,005
   Acquisition of product rights                           (144,171)                   (2,000)
   Investment in Andrx                                      (15,307)                  (15,645)
   Additions to investments and other assets                 (6,496)      (3,090)        (818)
                                                          ---------    ---------    ---------

              Net cash used in investing activities       $(130,817)   $ (55,255)   $ (24,427)
                                                          ---------    ---------    ---------

          See accompanying notes to consolidated financial statements.


                          WATSON PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                              1997        1996         1995
                                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                               $            $     743    $     171
   Principal payments on long-term debt                                      (1,640)        (886)      (1,561)
   Principal payments on liability for acquisitition of product rights      (55,000)
   Proceeds from exercise of stock options                                   15,000        9,210       12,204
                                                                          ---------    ---------    ---------
              Net cash (used in) provided by financing activities           (41,640)       9,067       10,814
                                                                          ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents                        (75,384)      60,714       19,566
Cash and cash equivalents at beginning of year                              158,221       97,507       77,941
                                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year                                  $  82,837    $ 158,221    $  97,507
                                                                          =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
     Interest                                                             $     336    $     422    $     472
     Income taxes                                                         $  36,734    $  10,376    $   6,765

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of product rights:
     Fair value of assets acquired                                        $(294,171)                $  (2,000)
     Fair value of liabilities assumed                                      150,000
                                                                          =========                 =========
                                                                          $(144,171)                $  (2,000)
                                                                          =========                 =========

          See accompanying notes to consolidated financial statements.


                          WATSON PHARMACEUTICALS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                   ADDITIONAL                           RECEIVABLE      UNEARNED
                                                   COMMON STOCK     PAID-IN   RETAINED     UNREALIZED     FROM        COMPENSATION-
                                                  SHARES   AMOUNT   CAPITAL   EARNINGS     GAIN (LOSS)  STOCKHOLDERS   STOCK AWARDS
                                                  ------   ------  ---------- ---------    -----------  ------------  -------------
BALANCE AT DECEMBER 31, 1994                      82,638   $ 273   $ 195,305  $ 58,110       $ (870)      $ (653)       $ (2,814)

  Exercise of options/warrants                     1,214       4       7,867                                   9
  Tax benefit related to exercise of options                           6,808
  Amortization of unearned compensation                                                                                    1,958
  Common stock issued in private placement           322       1       4,438
  Adjustment for unrealized gain                                                              1,491
  Net income                                                                    48,181
                                                  ------   -----   --------- ---------       ------       ------        --------

BALANCE AT DECEMBER 31, 1995                      84,174     278     214,418   106,291          621         (644)           (856)

  Exercise of options/warrants                     1,259       4       9,331                                 (83)
  Tax benefit related to exercise of options                           7,762
  Amortization of unearned compensation                                                                                      856
  Adjustment for unrealized gain                                                              6,568
  Net income                                                                    78,562
                                                  ------   -----   --------- ---------       ------       ------        --------

BALANCE AT DECEMBER 31, 1996                      85,433     282     231,511   184,853        7,189         (727)

  Exercise of options/warrants                     2,449       8      14,289                                 703
  Tax benefit related to exercise of options                          10,882
  Adjustment for unrealized gain                                                             25,836
  Net income                                                                    90,184
                                                  ------   -----   --------- ---------     --------       ------        --------

BALANCE AT DECEMBER 31, 1997                      87,882   $ 290   $ 256,682 $ 275,037     $ 33,025       $  (24)       $
                                                  ======   =====   ========= =========     ========        =====        ========

                                                    TOTAL
                                                STOCKHOLDERS'
                                                   EQUITY
                                                -------------
BALANCE AT DECEMBER 31, 1994                      $ 249,351

  Exercise of options/warrants                        7,880
  Tax benefit related to exercise of options          6,808
  Amortization of unearned compensation               1,958
  Common stock issued in private placement            4,439
  Adjustment for unrealized gain                      1,491
  Net income                                         48,181
                                                  ---------

BALANCE AT DECEMBER 31, 1995                        320,108

  Exercise of options/warrants                        9,252
  Tax benefit related to exercise of options          7,762
  Amortization of unearned compensation                 856
  Adjustment for unrealized gain                      6,568
  Net income                                         78,562
                                                  ---------

BALANCE AT DECEMBER 31, 1996                        423,108

  Exercise of options/warrants                       15,000
  Tax benefit related to exercise of options         10,882
  Adjustment for unrealized gain                     25,836
  Net income                                         90,184
                                                  ---------

BALANCE AT DECEMBER 31, 1997                      $ 565,010
                                                  =========

          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

         Watson Pharmaceuticals, Inc. ("Watson" or the "Company") is engaged in the development, production, marketing and distribution of off-patent and proprietary pharmaceutical products. The consolidated financial statements include the accounts of wholly owned and majority owned subsidiaries after elimination of intercompany accounts and transactions. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The Company's significant wholly owned subsidiaries include Watson Laboratories, Inc. ("Watson Labs"), Circa Pharmaceuticals, Inc. ("Circa"), Oclassen Pharmaceuticals, Inc. ("Oclassen"), and Royce Laboratories, Inc. ("Royce"). Circa, Oclassen and Royce were acquired by Watson in July 1995, February 1997 and April 1997, respectively. All three acquisitions were accounted for as poolings of interests, and accordingly, the Company's consolidated financial statements have been restated to include the results of operations, financial position and cash flows from all three entities (Note 2).

         Investments are accounted for under the equity method of accounting where the Company can exert significant influence and ownership does not exceed 50%. These investments include Somerset Pharmaceuticals, Inc. and ANCIRC. Investments in which the Company holds less than a 20% interest and does not exert significant influence are accounted for under the cost method of accounting. The Company's investment in Andrx Corporation ("Andrx") is accounted for under the cost method of accounting.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, cash equivalents, marketable securities, accounts and other receivables, accounts payable, accrued expenses and debt approximate fair value. The fair value of cash equivalents, marketable securities and the Company's investment in Andrx is based on quoted market prices at December 31, 1997 and 1996.

         CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The fair market value of the Company's cash, cash equivalents and marketable securities, all of which mature in 1998, consisted of the following:


                                            DECEMBER 31
                                          1997        1996
                                        --------    --------
                                           (IN THOUSANDS)
Fixed income securities:
  U.S. government and
    government agency securities        $ 27,996    $ 69,121
  State-issued securities                  2,300       3,405
  Corporate bonds                          4,500      16,936
  Commerical paper                        41,472     107,276
Equity securities                          3,006      17,547
Money market, time deposits and cash      35,665      24,902
                                        --------    --------
                                        $114,939    $239,187
                                        ========    ========

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Cash equivalents are highly liquid investments with original maturities of three months or less. Investments with maturity dates between three and twelve months are considered to be marketable securities. All of the Company's debt and equity securities are classified as available-for-sale securities. Unrealized gains or losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable income taxes, until realized. Realized gains and losses are determined on the specific identification method and are reported in investment and other income. Realized gains and losses were not material for the years ended December 31, 1997 and 1996. In 1995, the Company realized a gain of $6.2 million from the sales of marketable securities.

         INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts and the related gains or losses are reflected in income.

         Depreciation expense is computed principally on the straight-line basis, over estimated useful lives of two to ten years for furniture, fixtures and equipment and thirty years for buildings and building improvements. Leasehold improvements and assets recorded under capital leases are amortized on the straight-line basis over the respective lease terms or the estimated useful life of the assets, ranging from five to thirty years.

         PRODUCT RIGHTS

         Product rights are stated at cost, less accumulated amortization, and are amortized ratably over estimated lives of 17 years or less. The accumulated amortization related to product rights was $8.5 million and $1.3 million at December 31, 1997 and 1996, respectively.

         POTENTIAL IMPAIRMENT OF LONG-LIVED ASSETS

         The Company annually evaluates its long-lived assets, including product rights, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by estimated future cash flows, an impairment loss would be recorded based on fair value.

         REVENUE RECOGNITION

         The Company recognizes revenue, net of sales discounts and allowances, from the sale of its pharmaceutical products upon shipment.

         PRODUCT SALES TO MAJOR CUSTOMERS

         In 1997, two customers in the aggregate accounted for 23% of the Company's product sales, 12% and 11%, individually. In 1996, one customer accounted for 10% of product sales. In 1995, no individual customer accounted for more than 10% of product sales.

         RESEARCH AND DEVELOPMENT ACTIVITIES

         The costs associated with the development, testing and approval of pharmaceutical products are expensed as incurred.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         INCOME TAXES

         Income taxes are accounted for using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         EARNINGS PER SHARE ("EPS")

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus any potential dilution that could occur if options and warrants were converted into common stock in each year.

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). In accordance with the implementation provisions of SFAS 128, the Company has restated earnings per share in the Consolidated Statements of Income for the years ended December 31, 1996 and 1995. The unaudited quarterly data for the first three quarters of 1997 and for 1996 presented in Note 10 have also been restated to comply with the provisions of SFAS 128. A reconciliation of the numerators and the denominators of basic and diluted earnings per share for the years ended December 31, 1997, 1996, and 1995 is as follows (in thousands, except for EPS):


                                                                YEARS ENDED DECEMBER 31,
                                                               ---------------------------
                                                                1997      1996      1995
                                                               -------   -------   -------
Basic EPS computation
     Net income                                 (numerator)    $90,184   $78,562   $48,181
     Weighted average shares outstanding        (denominator)   86,991    85,028    83,317
               Basic EPS                                       $  1.04   $  0.92   $  0.58
                                                               =======   =======   =======

Diluted EPS Computation
     Net income                                 (numerator)    $90,184   $78,562   $48,181
     Weighted average shares outstanding                        86,991    85,028    83,317
     Assumed exercise of all outstanding
       stock options                                             2,334     3,053     2,198
                                                               -------   -------   -------
     Weighted average shares outstanding
       diluted basis                            (denominator)  $89,325   $88,081   $85,515

                Diluted EPS                                    $  1.01   $  0.89   $  0.56
                                                               =======   =======   =======


         In October 1997, the Company effected a two-for-one stock split in the form of a 100% stock dividend. All share and per share amounts for the reported periods have been restated to reflect the stock split.

         CONCENTRATION OF CREDIT RISK

         The Company is subject to a concentration of credit risk with respect to its trade receivable balance, all of which are due from service providers, distributors, wholesalers and chain drug stores in the health care and pharmaceutical industries throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts. Actual losses from uncollectible accounts have been within management's expectations.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and disclosure of comprehensive income (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," in June 1997. SFAS 131 establishes standards for the reporting of information about operating segments of a business. Generally, financial information is required to be reported on the basis that it is used internally by management for evaluating segment performance.

         SFAS 130 and SFAS 131 address disclosure matters and will have no effect on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt SFAS 130 and SFAS 131 in 1998.

         RECLASSIFICATIONS

         Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation. These reclassifications had no effect on net income or retained earnings.

2.       MERGERS AND ACQUISITIONS

         ACQUISITION OF ROYCE

         On April 16, 1997, the stockholders of Royce approved the merger with Watson and Royce became a wholly owned subsidiary of the Company. Royce develops, manufactures and markets off-patent prescription drugs in solid dosage forms (tablets and capsules). Under the terms of the Royce merger agreement, Royce stockholders received 0.19 share of the Company's common stock for each Royce share. Accordingly, the Company issued approximately 5.2 million shares of its common stock for all of the outstanding common shares of Royce. The merger qualified as a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests. The Company's consolidated financial statements have been retroactively restated to include the results of Royce for all periods presented. A one-time charge of $5.8 million for merger-related expenses was recorded in the quarter ended June 30, 1997. These expenses included investment banking fees and other costs related to the consolidation of operations between the two companies.

         ACQUISITION OF OCLASSEN

         On February 26, 1997, the stockholders of Oclassen approved the merger with Watson and Oclassen became a wholly owned subsidiary of the Company. Oclassen develops specialty prescription pharmaceuticals to prevent and treat skin diseases, and markets these products to dermatologists. Under the terms of the Oclassen merger agreement, Oclassen stockholders received 0.37 share of the Company's common stock for each Oclassen share. Accordingly, the Company issued approximately 6.6 million shares of its common stock for all of the outstanding common shares of Oclassen. The merger qualified as a tax-free reorganization for federal income tax purposes and was accounted for as a pooling of interests. The Company's consolidated financial statements have been retroactively restated to include the results of Oclassen for all periods presented. A one-time charge of $8.9 million for merger-related expenses was recorded in the quarter ended March 31, 1997. These expenses included investment banking fees and other costs related to the consolidation of operations between the two companies.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Combined and separate results of Watson, Oclassen, and Royce during the periods preceding the mergers are summarized as follows (in thousands):

                                               WATSON    OCLASSEN    ROYCE      COMBINED
                                              --------   --------   --------    --------
TWO MONTHS ENDED FEBRUARY 28, 1997 (UNAUDITED)

Total revenues                                $ 30,845   $  8,222        n/a    $ 39,067
Total Costs                                   $ 19,371   $  7,468        n/a    $ 26,839
                                              --------   --------   --------    --------
Net income                                    $ 11,474   $    754        n/a    $ 12,228

FOUR MONTHS ENDED APRIL 30, 1997 (UNAUDITED

Total revenues                                $ 62,708   $ 16,255   $  6,138    $ 85,101
Total Costs                                   $ 46,854   $ 13,285   $  6,010    $ 66,149
                                              --------   --------   --------    --------
Net income                                    $ 15,854   $  2,970   $    128    $ 18,952


YEAR ENDED DECEMBER 31, 1996

Total revenues                                $194,120   $ 34,364   $ 22,317    $250,801
Total Costs                                   $120,822   $ 29,906   $ 21,511    $172,239
                                              --------   --------   --------    --------
Net income                                    $ 73,298   $  4,458   $    806    $ 78,562


YEAR ENDED DECEMBER 31, 1995

Total revenues                                $152,935   $ 29,036   $ 10,503    $192,474
Total Costs                                   $105,045   $ 26,409   $ 12,839    $144,293
                                              --------   --------   --------    --------
Net income                                    $ 47,890   $  2,627   $ (2,336)   $ 48,181


         The combined financial results of the Company, Oclassen, and Royce include adjustments and reclassifications made to conform accounting policies and financial statement presentations of the three companies. Intercompany transactions between the three companies for the periods presented were not material.

         SUBSEQUENT EVENT-ACQUISITION OF THE RUGBY GROUP, INC. ("RUGBY")

         On February 27, 1998, Watson completed its acquisition of Rugby from Hoechst Marion Roussel, Inc. Rugby develops, manufactures, and markets a wide array of off-patent pharmaceutical products. Under the terms of the agreement, the Company acquired Rugby and its ANDAs, which include several licensed products, plus Rugby's sales and marketing operations for U.S. off-patent pharmaceuticals. The transaction also included Rugby's product development group and product pipeline. The agreement provided for an initial payment of approximately $67.5 million in cash and contingent payments based on certain future sales and operating results.

         ACQUISITION OF PRODUCTS FROM G. D. SEARLE & CO. ("SEARLE")

         In the fourth quarter of 1997, the Company acquired the U.S. rights to certain Searle branded off-patent oral contraceptive products. The FDA approved one of these products, Trivora(R) (levonorgestrel and ethinyl estradiol), in February 1998. Under the terms of this agreement, cash of $85.0 million was paid through December 31, 1997, which included $5.0 million for Trivora(R). The Company will pay a total of $45.0 million for Trivora(R), with the remaining $40.0 million to be paid in 1998. The Company also acquired the U.S. rights to additional oral contraceptive products from Searle (the "Future Products"). Payment for these products is due upon achievement of certain events, which include in certain instances, approvals by the FDA.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         If all contingent events occur before July 1, 1999, the aggregate acquisition cost for the Future Products will be $48.5 million plus certain contingent payments.

         ACQUISITION OF PRODUCTS FROM COCENSYS, INC. ("COCENSYS")

         In October 1997, the Company acquired two products and two co-promotion agreements from CoCensys. In addition, Watson also hired certain sales and marketing personnel from CoCensys. A total of $9.0 million was paid from available cash to fund this acquisition.

         ACQUISITION OF PRODUCT RIGHTS TO DILACOR XR(R)

         On June 30, 1997, the Company obtained the exclusive U. S. and certain worldwide marketing, sales, and distribution rights to Dilacor XR(R) for $190.0 million in cash (payable as set forth below), future royalties, and an inventory supply agreement. These product rights were capitalized and are amortized on the straight-line basis over 17 years. The Company made scheduled payments to RPR of $95.0 million through December 31, 1997, from its available cash. The remaining scheduled payments are due as follows:

                          DUE DATE                AMOUNT
                      ---------------         -------------
                      January 1, 1998         $45.0 million
                      January 1, 1999          30.0 million
                      January 1, 2000          15.0 million
                      January 1, 2001           5.0 million
                                              -------------
                          Total               $95.0 million
                                              ==============

         Prior to the Company's purchase of the rights to Dilacor XR(R), Circa and RPR were partners in the development of this product. Since 1993, the Company has earned royalties from RPR's sales of Dilacor XR(R). Revenues earned under this royalty arrangement were $14.2 million in 1997 (earned through the termination date of June 30, 1997), $27.2 million in 1996 and $22.2 million in 1995.

         ACQUISITION OF CIRCA

         On July 17, 1995, the stockholders of the Company and Circa approved the merger with Watson and Circa became a wholly owned subsidiary of the Company. Under the terms of the Circa merger agreement, Circa stockholders received 0.86 share of the Company's common stock for each Circa share. Accordingly, the Company issued approximately 37.4 million shares of its common stock for all of the outstanding common shares of Circa. The merger qualified as a tax-free reorganization and was accounted for as a pooling of interests. The Company's consolidated financial statements have been retroactively restated to include the results of Circa for all periods presented. A one-time charge of $13.9 million for merger-related expenses was recorded in the quarter ended September 30, 1995. These expenses included investment banking fees and other costs related to the consolidation of operations between the two companies.

         Prior to its merger with the Company, Circa maintained stock award plans for key employees and officers. The stock granted under these plans contained certain vesting provisions which required unearned compensation to be recorded for the fair market value of the shares issued. The stock awards were converted to equivalent common shares in the Company pursuant to the merger exchange ratio. Compensation expense was charged on the straight-line basis to selling, general and administrative expense over the related vesting periods and was fully amortized during the year ended December 31, 1996.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.        BALANCE SHEET COMPONENTS


                                                         DECEMBER 31,
                                                   ----------------------
                                                     1997         1996
                                                   ---------    ---------
                                                       (IN THOUSANDS)
INVENTORIES:
  Raw materials                                    $  16,905    $  12,477
  Work-in-process                                      9,303        7,150
  Finished goods                                      20,759       12,802
                                                   ---------    ---------
                                                   $  46,967    $  32,429
                                                   =========    =========
PROPERTY AND EQUIPMENT:
  Buildings and improvements                       $  48,206    $  37,859
  Leaseholds improvements                              8,722        9,499
  Land and land improvements                           5,261        4,937
  Machinery and equipment                             50,449       46,872
  Research and laboratory equipment                    9,707        9,969
  Furniture and fixtures                               3,183        4,156
                                                   ---------    ---------
                                                     125,528      113,292
  Less accumulated depreciation and amortization     (47,681)     (40,256)
                                                   ---------    ---------
                                                      77,847       73,036
  Construction in progress                            10,157        5,393
                                                   ---------    ---------
                                                   $  88,004    $  78,429
                                                   =========    =========
ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
  Trade accounts payable                           $  24,824    $  18,485
  Accrued payroll and benefits                         5,684        3,688
  Contract obligations and reserves                    2,449        2,651
  Royalties and other accruals                        11,466        6,934
                                                   ---------    ---------
                                                   $  44,423    $  31,758
                                                   =========    =========

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       LONG-TERM INVESTMENTS

         Investments and other assets consisted of the following:


                                    DECEMBER 31,
                                  1997       1996
                                --------   --------
                                   (IN THOUSANDS)

Investments in joint ventures   $ 31,626   $ 27,434
Other long-term investments       92,233     33,730
Other assets                       7,224      4,887
                                --------   --------

                                $131,083   $ 66,051
                                ========   ========


         INVESTMENT IN SOMERSET PHARMACEUTICALS,INC.("SOMERSET") JOINT VENTURE

         The Company owns 50% of the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. Income recognized from Somerset was approximately $12.7 million, $20.1 million, and $24.8 million in 1997, 1996, and 1995, respectively. Income is composed of the Company's 50% share of Somerset's earnings and management fees, offset by amortization of goodwill. The net excess of the cost of this investment over the fair value of net assets acquired was $6.4 million and $7.4 million at December 31, 1997 and 1996, respectively. Such goodwill is amortized on the straight-line basis over 15 years.

         Somerset has been notified by the Internal Revenue Service ("IRS") that it may be subject to additional income taxes and interest for its 1993, 1994, and 1995 tax years. The IRS has proposed adjustments relating to credits claimed under Internal Revenue Code Section 936. These proposed adjustments amount to approximately $13.0 million of additional income tax and interest charges, 50% of which would be Watson's share. Management of Somerset believes that it has complied with all relevant tax laws and intends to vigorously defend its position on this matter.

         INVESTMENT IN OTHER JOINT VENTURES

         The Company has entered into several other joint ventures, including ANCIRC, the Company's collaboration with Andrx, and two agreements with China-based Changzhou No. 4 Pharmaceuticals Factory. Watson recognized losses from other joint ventures of approximately $2.0 million, $2.2 million, and $1.7 million in 1997, 1996, and 1995, respectively.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         COMBINED RESULTS FOR UNCONSOLIDATED INVESTMENTS IN JOINT VENTURES

         The following aggregate financial information is provided for unconsolidated investments in joint ventures accounted for using the equity method:

                   YEARS ENDED DECEMBER 31,
               -------------------------------
                 1997       1996       1995
               --------   --------   ---------
                       (IN THOUSANDS)

Net revenues   $ 73,489   $101,512   $107,365
               ========   ========   ========
Gross profit   $ 39,640   $ 88,840   $ 93,748
               ========   ========   ========
Net income     $ 12,924   $ 31,564   $ 41,099
               ========   ========   ========

                                                  DECEMBER 31,
                                               -----------------
                                                1997      1996
                                               -------   -------
                                                 (IN THOUSANDS)
Current assets                                 $60,604   $46,572
Other assets                                     8,508    10,342
                                               -------   -------
  Total assets                                 $69,112   $56,914
                                               =======   =======

Current liabilities                            $18,300   $20,123
Other liabilities                                1,309      --
Stockholders' equity                            49,503    36,791
                                               -------   -------

  Total liabilities and stockholders' equity   $69,112   $56,914
                                               =======   =======

         OTHER LONG-TERM INVESTMENTS

         Other long-term investments are comprised primarily of the Company's investment in Andrx. Andrx develops advanced controlled-release drug delivery systems and distributes certain off-patent pharmaceutical products manufactured by others. Andrx trades publicly on the Nasdaq Stock Market, under the symbol ADRX. At December 31, 1997, the Company owned 2.7 million common shares of Andrx, which represents approximately 18.5% of the total Andrx common shares outstanding. This investment included 600,000 shares of Andrx purchased in June 1997 for $15.3 million in cash. Watson accounts for this investment using the cost method, adjusted to fair value. At December 31, 1997, the Company recorded an unrealized gain of $33.1 million (net of income taxes of $22.1 million) on its investment in Andrx, which is included as a separate component of stockholders' equity.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       DEBT


Long-term debt consisted of the following:
                                                              DECEMBER 31,
                                                         ----------------------
                                                           1997          1996
                                                         -------        -------
                                                             (IN THOUSANDS)
Note payable to bank, unsecured,
at a fixed rate of  8.1% per annum,
payable in monthly installments of $78,
including interest, due August 2001                      $ 2,904        $ 3,577

Other notes payable                                          345          1,312
                                                         -------        -------
                                                           3,249          4,889

Less current portion                                        (864)        (1,025)
                                                         -------        -------

                                                         $ 2,385        $ 3,864
                                                         =======        =======

At December 31, 1997, annual maturities of long-term debt consisted of the following:

                     YEARS ENDING DECEMBER 31,  (IN THOUSANDS)
                     -----------------------------------------

                     1998           $   864
                     1999             1,002
                     2000               858
                     2001               525
                     2002                 -
                                    -------
                                    $ 3,249
                                    =======

         At December 31, 1997, the Company maintained two financing agreements, which are summarized as follows.

         In 1997, the Company entered into an agreement with a bank (the "1997 financing agreement") that provided for a $50.0 million revolving, unsecured line of credit which expires on March 31, 1998. This commitment was subsequently increased to $75.0 million in January 1998. The 1997 financing agreement provides favorable interest rates equal to the bank's Base Rate (8.50% per annum at December 31, 1997) or a LIBOR Rate (as defined in the 1997 financing agreement) plus 0.75%. Under the 1997 financing agreement, the Company must maintain specified financial ratios and comply with certain restrictive covenants. No borrowings have been made under the 1997 financing agreement.

         In 1994, the Company entered into an agreement with a bank (the "1994 financing agreement"), which has been amended and which provided for several financing facilities. As of December 31, 1997, the facilities available under the 1994 financing agreement were (i) a $20.0 million revolving, unsecured line of credit which expires on August 31, 1998, and (ii) the balance of an original $5.0 million term loan. The 1994 financing agreement provides for variable interest rates for the $20.0 million revolving, unsecured line of credit equal to the bank's Reference Rate (8.50% per annum at December 31, 1997) minus 0.25% or other short-term rates based on various interest rate bases. Under the 1994 financing agreement, the Company must maintain specified financial ratios and comply with certain restrictive covenants. With the exception of the original $5.0 million term loan noted above, no borrowings have been made under the 1994 financing agreement.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       INCOME TAXES

         The provision for income taxes is summarized as follows:


                                            FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------
                                              1997        1996       1995
                                            --------    --------   --------
     Current provision:                              (in thousands)
         Federal                            $ 46,990    $ 11,059   $ 13,182
         State                                 9,372       4,458      3,585
                                            --------    --------   --------

                                              56,362      15,517     16,767
                                            --------    --------   --------
     Deferred provision (benefit):
         Federal                              (2,228)     17,364      7,622
         State                                   280       3,035        478
                                            --------    --------   --------
                                              (1,948)     20,399      8,100
                                            --------    --------   --------

               Provision for income taxes   $ 54,414    $ 35,916   $ 24,867
                                            ========    ========   ========

         The exercise of stock options represents a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $10.9 million, $7.8 million and $6.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. Income taxes of $1.6 million have been provided for the possible distribution of approximately $21.0 million of undistributed earnings related to the Company's investments in joint ventures.

         Reconciliations between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                                  1997    1996    1995
                                                   ----    ----    ----

        Expected tax at federal statutory rate      35%     35%     35%
        State income tax, net of federal benefit     4       5       5
        Research tax credits and other credits      (1)     (1)
        Dividends received deduction                (2)     (4)     (7)
        Non-deductible merger expenses               2       3
        Other                                       (1)     (4)     (1)
                                                   ---     ---     ---
                                                    38%     31%     34%
                                                   ===     ===     ===

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company's net deferred tax assets and liabilities were:


                                                              DECEMBER 31,
                                                           ------------------
                                                             1997      1996
                                                           -------    -------
                                                              (in thousands)
  Benefits from NOL carryforwards                            5,319      4,492
  Difference in accounting for inventory and receivables     8,900      8,299
  Difference in depreciation for book and tax purposes      (7,351)    (5,544)
  Difference in investment basis for book and tax           (1,590)    (1,205)
  Unrealized gains - SFAS 115                              (22,093)    (4,800)
  Valuation allowance                                       (5,529)    (7,854)
  Other                                                      4,856      4,193
                                                           -------    -------
                                                           (17,488)    (2,419)
                                                           =======    =======

         The Company had net operating loss ("NOL") carryforwards at December 31, 1997 of approximately $15.0 million and $13.0 million for federal and Florida state income tax purposes, respectively. During 1997, the Company utilized NOL carryforwards of approximately $2.0 million to offset federal income. Due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of the NOL carryforward available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur. The Company's NOL carryforwards will begin to expire in 2003.

7.       STOCKHOLDERS' EQUITY

         PREFERRED STOCK

         In 1992, the Company authorized 2.5 million shares of no par preferred stock. The Board of Directors has the authority to fix the rights, preferences, privileges and restrictions, including dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. At December 31, 1997, no preferred stock was issued.

         STOCK OPTION PLANS

         The Company has adopted several stock option plans that authorize the granting of options to purchase the Company's common stock subject to certain conditions. Under these plans, the Company has reserved 5.0 million shares for issuance at December 31, 1997. The options are granted at the fair market value of the shares underlying the options at the date of the grant, generally become exercisable over a five-year period and expire in ten years. In conjunction with the mergers with Circa, Oclassen, and Royce, certain stock option and warrant plans were assumed by the Company. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each merger agreement. No additional options or warrants will be granted under any of the assumed plans.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in 1996. As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair value method (as defined in SFAS 123) had been applied beginning in 1995. Had compensation cost been determined using the fair value method prescribed by SFAS 123, the Company's net income and earnings per share would have been as follows:


                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------
                                                    1997            1996              1995
                                                 --------        ----------        ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income                    As reported        $ 90,184        $   78,562        $   48,181
                                                 ========        ==========        ==========

                              Pro forma          $ 82,182        $   72,472        $   43,021
                                                 ========        ==========        ==========

Basic earnings per share      As reported        $   1.04        $     0.92        $     0.58
                                                 ========        ==========        ==========

                              Pro forma          $   0.94        $     0.85        $     0.52
                                                 ========        ==========        ==========

Diluted earnings per share    As reported        $   1.01        $     0.89        $     0.56
                                                 ========        ==========        ==========

                              Pro forma          $   0.92        $     0.82        $     0.50
                                                 ========        ==========        ==========

         The weighted average fair value of the options have been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: no dividend yield; expected volatility of 49%, 51% and 55%; risk-free interest rate of 6.15%, 6.18% and 6.43% per annum; and expected terms ranging from approximately three to eight years. Weighted averages are used because of varying assumed exercise dates.

         A summary of the status of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and for the years then ended is presented below (shares in thousands):

                                                                           YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                       1997                        1996                          1995
                                              ------------------------     ------------------------     ------------------------
                                                              WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                              AVERAGE                      AVERAGE                     AVERAGE
                                                              EXERCISE                     EXERCISE                    EXERCISE
                                               SHARES          PRICE        SHARES          PRICE        SHARES          PRICE
                                              -------        ---------     -------        ---------     -------        ---------
Outstanding at beginning of year               7,615         $   12.39      8,295         $   11.24      5,653         $    7.26
   Granted                                     2,388         $   23.25      1,215         $   17.88      3,923         $   15.71
   Exercised                                  (2,399)        $    5.97     (1,150)        $    7.56     (1,111)        $    6.40
   Canceled                                     (564)        $   18.49       (745)        $   16.08       (170)        $   13.72
                                              ------                       ------                       ------

Outstanding at end of year                     7,040         $   17.77      7,615         $   12.39      8,295         $   11.24
                                              ======                       ======                       ======

Weighted average fair value of options
   granted during the year                    $12.28                       $ 8.42                       $ 7.34
                                              ======                       ======                       ======

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about stock options outstanding at December 31, 1997 (shares in thousands):

                                                     WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                   WEIGHTED AVERAGE   EXERCISE PRICE                   EXERCISE PRICE
      RANGE OF            SHARES       REMAINING          OF SHARES        SHARES         OF SHARES
  EXERCISE PRICES      OUTSTANDING  CONTRACTUAL LIFE     OUTSTANDING     EXERCISABLE     EXERCISABLE
 ----------------      ----------- ----------------- ----------------    -----------  ----------------
   $ 3  to   $ 13        1,760            5.6              $ 7              1,408             $ 7
  $ 13  to   $ 19        3,051            7.8             $ 18              1,225            $ 18
  $ 19  to   $ 33        1,947            9.1             $ 25                122            $ 21
  $ 33  to   $ 51          282            2.9             $ 39                252            $ 39
                         -----                                              ----

   $ 3  to   $ 51        7,040            7.4             $ 18              3,007            $ 15
                         =====                                              ====


8.       RELATED PARTIES

         The Company leases a portion of its facilities from related parties. The related aggregate rent expense in 1997, 1996 and 1995 was $309,000, $432,000 and $432,000, respectively, and was allocated to cost of revenues, research and development and selling, general and administrative expenses.

         The Company had notes receivable due from related parties in the amounts of $2.0 million and $2.4 million at December 31, 1997 and 1996, respectively. The $2.0 million note will mature in April 1998; the $2.4 million note was repaid during 1997.

9.       COMMITMENTS AND CONTINGENCIES

         FACILITY AND EQUIPMENT LEASES

         The Company has entered into operating leases for certain facilities and equipment. The terms of the operating leases for the Company's facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 1997, 1996 and 1995, including rent paid to related parties, was $2.5 million, $2.1 million and $2.0 million, respectively.

         At December 31, 1997, future minimum lease payments under all noncancelable operating leases consisted of the following:

               YEARS ENDING DECEMBER 31, (IN THOUSANDS)

               1998                    $ 2,779
               1999                      2,594
               2000                        654
               2001                        251
               2002 and after               99
                                       -------

                                       $ 6,377
                                       =======

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         EMPLOYEE RETIREMENT PLAN

         The Company maintains a 401(k) retirement plan covering substantially all employees. Monthly contributions are made by the Company based upon the employee contributions to the plan. The Company contributed approximately $398,000, $472,000 and $296,000 to the retirement plan for the years ended December 31, 1997, 1996, and 1995, respectively.

         LEGAL MATTERS

         In March 1996, the Company paid $2.7 million in settlement of all outstanding claims related to an inquiry by the United States Department of Justice as to possible violations of the False Claims Act in respect of drugs sold by Circa prior to cessation of these product sales in 1990. The Company had established a reserve at December 31, 1995 for the full amount of the settlement.

         The Company is involved in various disputes and litigation matters which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The Company's unaudited quarterly financial and market price information is as follows (in thousands, except per share data):


                                               FOURTH         THIRD        SECOND        FIRST
1997                                          QUARTER        QUARTER       QUARTER      QUARTER
----                                         ---------      --------      --------     --------
Revenues                                     $ 109,764      $ 91,817      $ 70,943     $ 65,740
Costs and expenses                              66,091        53,612        46,649       49,628
                                             ---------      --------      --------     --------

Operating income                                43,673        38,205        24,294       16,112
Other income, net                                3,058         4,230         7,376        7,650
Provision for income taxes                      17,308        14,837        12,558        9,711
                                             ---------      --------      --------     --------

Net income                                   $  29,423      $ 27,598      $ 19,112     $ 14,051
                                             =========      ========      ========     ========

Basic earnings per share                     $    0.33      $   0.32      $   0.22     $   0.16
                                             =========      ========      ========     ========

Diluted earnings per share                   $    0.33      $   0.31      $   0.22     $   0.16
                                             =========      ========      ========     ========

Market price per share:            High      $   34.13      $  30.38      $  22.25     $  23.06
                                   Low       $   27.00      $  21.63      $  16.00     $  17.69


                                                FOURTH         THIRD        SECOND        FIRST
1996                                           QUARTER       QUARTER       QUARTER      QUARTER
----                                          --------      --------      --------     --------
Revenues                                      $ 67,292      $ 62,333      $ 61,619     $ 59,557
Costs and expenses                              42,948        40,914        41,049       39,182
                                              --------      --------      --------     --------

Operating income                                24,344        21,419        20,570       20,375
Other income, net                                6,792         7,385         6,762        6,831
Provision for income taxes                      10,164         9,609         8,513        7,630
                                              --------      --------      --------     --------

Net income                                    $ 20,972      $ 19,195      $ 18,819     $ 19,576
                                              ========      ========      ========     ========

Basic earnings per share                      $   0.25      $   0.23      $   0.22     $   0.23
                                              ========      ========      ========     ========

Diluted earnings per share                    $   0.24      $   0.22      $   0.21     $   0.22
                                              ========      ========      ========     ========

Market price per share:            High       $  23.00      $  20.00      $  24.25     $  24.75
                                   Low        $  15.88      $  13.00      $  18.25     $  18.50

         The quarterly data above were restated, as applicable, to reflect the adoption of SFAS 128 and for acquisitions in 1997 accounted for under the pooling of interests method as further discussed in Note 1 and Note 2, respectively. Accordingly, this information varies from historical Form 10-Q filings with the Securities and Exchange Commission prior to the effective dates of these transactions.


                          WATSON PHARMACEUTICALS, INC.

                 SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                          BALANCE AT    CHARGE TO                    BALANCE AT
                                          BEGINNING     COSTS AND     DEDUCTIONS/      END OF
                                          OF PERIOD     EXPENSES        OTHER         PERIOD
                                          ----------    ---------     -----------    ----------
YEAR END 1997:
Allowance for doubtful accounts            $ 2,206           $ -          $ (66)      $ 2,140

YEAR END 1996:
Allowance for doubtful accounts            $ 1,602       $ 1,749       $ (1,145)      $ 2,206

YEAR END 1995:
Allowance for doubtful accounts            $ 1,135         $ 600         $ (133)      $ 1,602

                          WATSON PHARMACEUTICALS, INC.
                                  EXHIBIT INDEX
                                 1997 FORM 10-K

EXHIBIT
NO.                                     DESCRIPTION
-------                                 -----------

          4.2 Credit Agreement between the Company, its subsidiaries and Mellon Bank, N.A. dated December 19, 1997.

       4.2(a) Amendment Number One to Credit Agreement between the Company, its subsidiaries and Mellon Bank, N.A. dated as of January 23, 1998.

     10.20(a) Consulting Agreement between Patrick J. McEnany and the Company dated January 31, 1998.

     10.20(b) Amendment to Stock Option Agreement between Patrick J. McEnany and the Company dated January 29, 1998.

        10.27 Stock Purchase Agreement among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc. dated August 25, 1997. *

     10.27(a) Amendment to Stock Purchase Agreement among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc. dated November 26, 1997.

     10.27(b) Second Amendment to Stock Purchase Agreement by and among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc.
                   dated February 27, 1998. *

        10.28 Supply and License Agreement by and between Hoechst Marion Roussel, Inc. and The Rugby Group, Inc. dated February 27, 1998. *

        10.29 Contract Manufacturing Agreement by and between Hoechst Marion Roussel, Inc. and The Rugby Group, Inc. dated February 27, 1998. *

         22.1      Subsidiaries of the Company.

         23.1      Consent of Price Waterhouse LLP.

         23.2      Consent of Deloitte & Touche LLP.

         23.3      Consent of Arthur Andersen LLP.

         27.1      Financial Data Schedule (EDGAR version only).

         99.1      Consolidated Financial Statements of Somerset
                   Pharmaceuticals, Inc. and Subsidiaries for the years ended December 31, 1997, 1996 and 1995.

(*) The Company has submitted a confidential treatment request relating to certain provisions of these agreements with the Securities and Exchange Commission.