Form 10-K/A
period 1997-12-31
WATSON PHARMACEUTICALS INC
filed 1998-05-05
CIK 884629

                                     [Image]


        Form 10-K/A for WATSON PHARMACEUTICALS INC filed on May 5, 1998


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


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

    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING ON MARCH 2, 1998: 88,273,160

                       DOCUMENTS INCORPORATED BY REFERENCE


         The registrant filed a definitive Proxy Statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 1997. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

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

-----------------
* - Excludes certain contingent payments

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

-------------------
* - Excludes certain contingent payments

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


         At the conclusion of an inspection during November 1997, the Company received a Form FD 483 ("FD483") from the FDA listing several perceived deficiencies in specifications and control procedures for the oldest of the Company's approved products. The Company's response to the FD 483 demonstrated that additional specifications and procedures had been or were being developed. On January 28, 1998, before the Company's response was evaluated, the FDA issued a Warning Letter that cited the need to take corrective actions. Thereafter, the Company provided a written response to the Warning Letter and met with the FDA to discuss the FD 483 observations and the Warning Letter. Based upon discussions with the FDA, the Company believes that all issues raised by the FDA have been resolved or will be resolved satisfactorily within a time period agreed to with the FDA.

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


         Beginning in late 1997, a number of product liability suits were filed against Rugby and numerous manufacturing defendants for personal injuries arising out of the use of phentermine hydrochloride. The Plaintiffs allege various injuries, ranging from memory loss and anxiety to heart damage and death. To date, twenty-six cases have been filed in state and federal courts in eleven different states. Most of the cases involve multiple plaintiffs, and six of the complaints were filed as class actions. The Company believes that it will be fully indemnified by Hoechst Marion Roussel, Inc. ("HMRI") for the defense and liability of these cases, and HMRI is currently controlling the defense of all these matters. Additionally, it is Rugby's position that it has recourse for liability from the manufacturing defendants in these cases.


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

                                   WATSON PHARMACEUTICALS, INC.
                                   (Registrant)


                                   By: /s/ CHATO ABAD
                                       -----------------------------------------
                                       Chato Abad
                                       Vice President-Finance
                                       (Principal Financial and Accounting
                                       Officer)

Date: May 4, 1998

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


                                                                YEARS ENDED DECEMBER 31,
                                                               ---------------------------
                                                                1997      1996      1995
                                                               -------   -------   -------
Basic EPS computation
     Net income                                 (numerator)    $90,184   $78,562   $48,181
     Weighted average shares outstanding        (denominator)   86,991    85,028    83,317
               Basic EPS                                       $  1.04   $  0.92   $  0.58
                                                               =======   =======   =======

Diluted EPS Computation
     Net income                                 (numerator)    $90,184   $78,562   $48,181
     Weighted average shares outstanding                        86,991    85,028    83,317
     Assumed exercise of all outstanding
       stock options                                             2,334     3,053     2,198
                                                               -------   -------   -------
     Weighted average shares outstanding
       diluted basis                            (denominator)   89,325    88,081    85,515

                Diluted EPS                                    $  1.01   $  0.89   $  0.56
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

FOUR MONTHS ENDED APRIL 30, 1997 (UNAUDITED)

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

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       INCOME TAXES

         The provision for income taxes is summarized as follows:

                                            FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------
                                              1997        1996       1995
                                            --------    --------   --------
                                                     (in thousands)
     Current provision:
         Federal                            $ 46,990    $ 11,059   $ 13,182
         State                                 9,372       4,458      3,585
                                            --------    --------   --------

                                              56,362      15,517     16,767
                                            --------    --------   --------
     Deferred provision (benefit):
         Federal                              (2,228)     17,364      7,622
         State                                   280       3,035        478
                                            --------    --------   --------
                                              (1,948)     20,399      8,100
                                            --------    --------   --------

               Provision for income taxes   $ 54,414    $ 35,916   $ 24,867
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

                          WATSON PHARMACEUTICALS, INC.
                                  EXHIBIT INDEX
                                1997 FORM 10-K/A




    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
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

     10.28         Supply and License Agreement by and between Hoechst Marion
                   Roussel, Inc. and The Rugby Group, Inc. dated February 27,
                   1998. *

     10.29         Contract Manufacturing Agreement by and between Hoechst
                   Marion Roussel, Inc. and The Rugby Group, Inc. dated February
                   27, 1998. *

------------------
(*) The Company has submitted a confidential treatment request relating to certain provisions of these agreements with the Securities and Exchange Commission.