Form 10-K/A
period 1997-12-31
WATSON PHARMACEUTICALS INC
filed 1998-05-06
CIK 884629

                                     [Image]


        Form 10-K/A for WATSON PHARMACEUTICALS INC filed on May 6, 1998


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                   FORM 10-K/A
                                AMENDMENT NO. 2


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

                         COMMISSION FILE NUMBER 0-20045

                                 ---------------

                          WATSON PHARMACEUTICALS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 NEVADA                                           95-3872914
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         311 BONNIE CIRCLE
              CORONA, CA                                            91720
----------------------------------------                          ----------
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

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A) 3.    EXHIBITS

     10.29 Contract Manufacturing Agreement by and between Hoechst Marion Roussel, Inc. and The Rugby Group, Inc. dated February 27, 1998.*
------------------
(*) The Company has submitted a confidential treatment request relating to certain provisions of this agreement with the Securities and Exchange Commission.

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

                                   WATSON PHARMACEUTICALS, INC.
                                   (Registrant)


                                   By: /s/ CHATO ABAD
                                       -----------------------------------------
                                       Chato Abad
                                       Vice President-Finance
                                       (Principal Financial and Accounting
                                       Officer)

Date: May 6, 1998

                          WATSON PHARMACEUTICALS, INC.
                                  EXHIBIT INDEX
                                1997 FORM 10-K/A

                                Amendment No. 2




    EXHIBIT
      NO.                              DESCRIPTION
    -------                            -----------
     10.29         Contract Manufacturing Agreement by and between Hoechst
                   Marion Roussel, Inc. and The Rugby Group, Inc. dated
                   February 27, 1998.*

------------------
(*) The Company has submitted a confidential treatment request relating to certain provisions of this agreement with the Securities and Exchange Commission.