Form 10-Q
period 1998-03-31
WATSON PHARMACEUTICALS INC
filed 1998-05-15
CIK 884629

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                   transition period from _______ to _________

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

                               YES [X]    NO [ ]

The number of shares outstanding as of April 30, 1998 of the Registrant's only class of common stock was 89,155,107 shares.

                          WATSON PHARMACEUTICALS, INC.

                             INDEX TO THE FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


      PART I      FINANCIAL INFORMATION                                   PAGE NUMBER
                                                                          -----------
      Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets
                    as of March 31, 1998 and
                    December 31, 1997                                          3

                  Consolidated Statements of
                    Income for the Three Months
                    Ended  March 31, 1998 and 1997                             5

                  Consolidated Statements of Cash
                    Flows for the Three Months Ended
                    March 31, 1998 and 1997                                    6

                  Notes to Consolidated Financial Statements                   8

      Item 2.     Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                                  13

      Item 3.     Quantitative and Qualitative Disclosure
                  About Market Risk                                            16

      PART II     OTHER INFORMATION AND SIGNATURES

      Item 1.     Legal Proceedings                                            16

      Item 4.     Submission of Matters to a Vote of
                  Security Holders                                             17

      Item 6.     Exhibits and Reports on Form 8-K                             17

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                    March 31,     December 31,
                                                      1998           1997
                                                      ----           ----
                                                  (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                         $ 29,665       $ 82,837
  Marketable securities                                5,547         32,102
  Accounts receivable, net of allowances for
       doubtful accounts of $5,665 and $2,140         73,056         65,068
  Inventories:
       Raw materials                                  22,269         16,905
       Work-in-process                                 6,295          9,303
       Finished goods                                 35,951         20,759
  Prepaid expenses and other current assets              921            416
  Deferred tax assets                                 29,805         19,399
                                                    --------       --------

                 Total current assets                203,509        246,789

Property and equipment, net                           93,113         88,004
Investments and other assets                         116,461        131,083
Product rights and other intangibles, net            362,575        289,129
                                                    --------       --------

                 Total assets                       $775,658       $755,005
                                                    ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                              March 31,   December 31,
                                                                1998         1997
                                                              --------     --------
                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                       $ 64,908     $ 44,423
  Income taxes payable                                          14,429        9,553
  Current portion of long-term debt                                859          864
  Current liability from acquisition of product rights          50,000       45,000
                                                              --------     --------

             Total current liabilities                         130,196       99,840

Long-term debt                                                   2,177        2,385
Long-term liability from acquisition of product rights          20,000       50,000
Deferred tax liabilities                                        26,802       36,887
                                                              --------     --------

             Total liabilities                                 179,175      189,112
                                                              --------     --------
Commitments and contingencies

Minority interest                                                1,022          859
                                                              --------     --------
Stockholders' equity:
  Preferred stock; no par; 2,500,000 shares
    authorized; none outstanding
  Common stock; par value per share of $.0033; 500,000,000
    shares authorized; 89,109,458 and 87,882,233 shares
    issued and outstanding                                         294          290
  Additional paid-in capital                                   285,266      256,682
  Retained earnings                                            286,862      275,037
  Accumulated other comprehensive income                        23,039       33,025
                                                              --------     --------
             Total stockholders' equity                        595,461      565,034
                                                              --------     --------

             Total liabilities and stockholders' equity       $775,658     $755,005
                                                              ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Earnings Per Share)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             ---------------------
                                               1998         1997
                                             --------     --------
Product sales, net                           $121,872     $ 58,699
Cost of sales                                  45,100       25,688
                                             --------     --------
     Gross profit                              76,772       33,011
                                             --------     --------
Royalty income                                               7,041
                                             --------     --------
Operating expenses:
    Research & development expenses             5,648        4,619
    Selling, general & administrative
     expenses                                  20,757       10,424
    Amortization expense                        4,617
    Charge for acquired in-process
         research and development              18,790
    Merger expense                                           8,897
                                             --------     --------
     Total operating expenses                  49,812       23,940
                                             --------     --------
         Operating income                      26,960       16,112
                                             --------     --------
Other income:
    Equity in earnings of joint ventures        1,610        4,135
    Interest and other income                   1,005        3,515
                                             --------     --------
     Total other income                         2,615        7,650
                                             --------     --------
     Income before income tax provision        29,575       23,762
Provision for income taxes                     17,750        9,711
                                             --------     --------
     Net income                              $ 11,825     $ 14,051
                                             ========     ========
 BASIC EARNINGS PER SHARE                    $   0.13     $   0.16
                                             ========     ========
 DILUTED EARNINGS PER SHARE                  $   0.13     $   0.16
                                             ========     ========
 Weighted average shares
 outstanding, no dilution                      88,301       86,279
                                             ========     ========
 Weighted average shares
 outstanding, diluted basis                    90,588       88,377
                                             ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 ----------------------
                                                                   1998          1997
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $ 11,825      $ 14,051
                                                                 --------      --------
 Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation                                                   2,070         2,097
     Amortization                                                   4,617
     Charge for acquired in-process research and development       18,790
     Deferred income tax (benefit) provision                       (1,777)          675
     Dividends received from Somerset                                             4,000
     Equity in earnings of joint ventures                          (1,342)       (3,507)
     Provision for doubtful accounts                                   20           226
     Tax benefit related to stock option plan                      10,500         6,083
     Changes in assets and liabilities:
        Accounts receivable                                         6,984        (6,799)
        Royalty receivable                                                       (7,029)
        Inventories                                                (4,092)       (7,222)
        Prepaid expenses and other current assets                    (505)         (520)
        Other assets                                                 (301)          132
        Accounts payable and accrued expenses                       1,103         5,950
        Income taxes payable                                        4,876         1,486
                                                                 --------      --------
          Total adjustments                                        40,943        (4,428)
                                                                 --------      --------
              Net cash provided by operating activities            52,768         9,623
                                                                 --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                             (4,256)       (2,151)
   Purchase of marketable securities                               (5,544)      (49,536)
   Proceeds from maturities of marketable securities               32,099        32,050
   Acquisition of product rights                                  (32,960)
   Acquisition of business                                        (67,545)
   Increase in investment in joint ventures                          (609)         (300)
                                                                 --------      --------
             Net cash used in investing activities               $(78,815)     $(19,937)
                                                                 --------      --------

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          ------------------------
                                                            1998           1997
                                                          ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on long-term debt                $    (213)     $    (255)
      Principal payments on liability for acquisition
         of product rights                                  (45,000)
      Proceeds from exercise of stock options                18,088          3,504
                                                          ---------      ---------
             Net cash (used in) provided by financing
              activities                                    (27,125)         3,249
                                                          ---------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   (53,172)        (7,065)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             82,837        158,221
                                                          ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  29,665      $ 151,156
                                                          =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the periods for:
             Interest                                     $      58      $     105
             Income taxes                                 $   4,332      $   1,496

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
      Acquisition of product rights:
             Fair value of assets acquired                $ (52,960)
             Fair value of liabilities assumed               20,000
                                                          ---------
             Net cash paid                                $ (32,960)
                                                          =========
      Acquisition of business:
             Fair value of assets acquired                $ (93,189)
             Fair value of liabilities assumed               25,644
                                                          ---------
             Net cash paid                                $ (67,545)
                                                          =========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

NOTE A - GENERAL

The unaudited consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997, as well as related notes, should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997 (the "1997 Form 10-K"). As discussed in Note B to these Consolidated Financial Statements, during 1997 the Company acquired Oclassen Pharmaceuticals, Inc. ("Oclassen") and Royce Laboratories, Inc. ("Royce") in transactions accounted for as poolings of interests. These consolidated financial statements have been restated to include the results of operations of the pooled companies for all periods presented. In addition, on February 27, 1998, the Company acquired The Rugby Group, Inc. ("Rugby") in a transaction accounted for under the purchase method. The results of Rugby from the date of acquisition forward have been recorded in the Company's consolidated financial statements.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments), necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998. The accounting policies followed during the three months ended March 31,1998 were the same as those disclosed in the Company's 1997 Form 10-K.


NOTE B - ACQUISITIONS

During 1997 and through March 1998, the Company made the following acquisitions:

BRANDED PHARMACEUTICALS

ACQUISITION OF PRODUCT RIGHTS TO DILACOR XR(R) - On June 30, 1997, the Company obtained the exclusive U.S. and certain worldwide marketing, sales and distribution rights to Dilacor XR(R) for $190.0 million in cash and notes, future contingent payments and an inventory supply agreement. These product rights were capitalized and are amortized on the straight-line basis over 17 years. Dilacor XR(R) has been available in the U.S. for the treatment of hypertension since June 1992 and was approved for the treatment of chronic stable angina in March 1995.

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


ACQUISITION OF PRODUCTS FROM G. D. SEARLE & CO. ("SEARLE") - In the fourth quarter of 1997, the Company acquired the U.S. rights to certain Searle branded off-patent oral contraceptive products. The Company has paid $116.2 million through March 31, 1998 under the terms of this agreement and will pay an additional $20.0 million through September 1998. The Company also acquired the U.S. rights to additional Searle oral contraceptive products that are currently in development (the "Development Products"). Payment for these products is due upon achievement of certain events, which include in certain instances, approvals by the Food and Drug Administration. If all contingent events occur before July 1, 1999, the aggregate acquisition cost for the Development Products will be $37.5 million plus certain contingent payments.

ACQUISITION OF OCLASSEN - In February 1997, the Company acquired Oclassen. Watson issued approximately 6.6 million shares of its common stock for all of the outstanding common shares of Oclassen. At the acquisition date, the value of the Watson shares issued was $135.0 million. Oclassen markets specialty pharmaceutical products to prevent and treat skin diseases.

OFF-PATENT PHARMACEUTICALS

ACQUISITION OF ROYCE - In April 1997, the Company acquired Royce. Royce develops and manufactures off-patent prescription drugs in solid dosage forms (tablets and capsules). The Company issued approximately 5.2 million shares of its common stock (valued at $98.0 million on the merger date) for all of the outstanding common shares of Royce. All Royce products are now marketed directly by the Company under the "Watson Laboratories" label.

ACQUISITION OF RUGBY - On February 27, 1998, Watson completed its acquisition of Rugby from Hoechst Marion Roussel, Inc. ("HMR") Rugby develops and markets a wide array of off-patent pharmaceutical products. The acquisition was accounted for as a purchase and the results of Rugby from the date of acquisition forward have been recorded in the Company's consolidated financial statements. The consideration paid by Watson in connection with the Rugby acquisition consisted of an initial cash payment of $67.5 million, future royalty payments on sales of certain products licensed from HMR and a contingent payment based on future operating results. The initial cash payment was made from cash on hand. Watson expects to make future contingent

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


payments from a combination of cash on hand and future operating cash flows. The cost in excess of the net assets acquired was $25.1 million. This asset is amortized on the straight-line basis over twenty years and is included in product rights and other intangibles in the accompanying consolidated balance sheet. In connection with the Rugby acquisition, Watson recorded a special non-cash charge of $18.8 million for the write-off of in-process research and development associated with Rugby's wholly owned subsidiary, Chelsea Laboratories, Inc.

The Company continues to review additional acquisition and investment opportunities. In April 1998, the Company filed a universal shelf registration ("the Registration Statement") with the Securities and Exchange Commission. The Registration Statement allows the Company to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof at such times that the Company believes raising funds would be advantageous. Please refer to the Liquidity and Capital Resources section of this Form 10-Q for further discussion of the Registration Statement and securities that the Company will issue pursuant to the Registration Statement.


NOTE C - EARNINGS PER SHARE ("EPS")

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). In accordance with the implementation provisions of SFAS 128, the Company has restated earnings per share in the Consolidated Statement of Income for the three months ended March 31, 1997. A reconciliation of the numerators and the denominators of basic and diluted earnings per share for the three months ended March 31, 1998 and 1997 is as follows (in thousands, except for EPS):

                                                                          THREE MONTHS ENDED,
                                                                               MARCH 31,
                                                                          -------------------
                                                                           1998         1997
                                                                          -------     -------
        Basic EPS Computation:
            Net income                                  (numerator)       $11,825     $14,051
            Weighted average shares outstanding         (denominator)      88,301      86,279

                                        BASIC EPS                         $  0.13     $  0.16
                                                                          =======     =======
        Diluted EPS Computation:
            Net income                                  (numerator)       $11,825     $14,051

            Weighted average shares outstanding                            88,301      86,279
            Assumed exercise of all outstanding
                  stock options                                             2,287       2,098
                                                                          -------     -------
            Weighted average shares outstanding,
                  diluted basis                         (denominator)      90,588      88,377

                                        DILUTED EPS                       $  0.13     $  0.16
                                                                          =======     =======

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE D - STOCK SPLIT

In October 1997, the Company effected a two-for-one stock split in the form of a 100% stock dividend. Share and per share amounts for all reported periods have been restated to reflect the stock split.


NOTE E - LONG-TERM INVESTMENTS

Investments and other assets consisted of the following:

                                       MARCH 31,   DECEMBER 31,
                                         1998         1997
                                       --------     --------
                                           (IN THOUSANDS)
     Investments in joint ventures     $ 33,577     $ 31,626
     Other long-term investments         75,411       92,233
     Other assets                         7,473        7,224
                                       --------     --------
                                       $116,461     $131,083
                                       ========     ========

Investment in Somerset Pharmaceuticals, Inc. ("Somerset") joint venture

The Company owns 50% of the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. Income recognized from Somerset was approximately $1.8 million and $4.5 million for the three months ended March 31, 1998 and 1997, respectively. Income is composed of the Company's 50% share of Somerset's earnings and management fees, offset by amortization of goodwill. The net excess of the cost of this investment over the fair value of net assets acquired was $6.2 million and $6.4 million at March 31, 1998 and December 31, 1997, respectively. Such goodwill is amortized on the straight-line basis over 15 years.

The Company has entered into several other joint ventures, including ANCIRC, the Company's collaboration with Andrx Corporation ("Andrx"), and two agreements with China-based Changzhou No. 4 Pharmaceuticals Factory.

                          WATSON PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Other long-term investments

Other long-term investments are comprised primarily of the Company's investment in Andrx. Andrx develops advanced controlled-release drug delivery systems and distributes certain off-patent pharmaceutical products manufactured by others. Andrx trades publicly on the Nasdaq Stock Market under the symbol ADRX. At March 31, 1998, the Company owned 2.7 million common shares of Andrx, which represents approximately 18.1% of the total Andrx common shares outstanding. Watson accounts for this investment using the cost method, adjusted to fair value. At March 31, 1998, the Company's net unrealized gain on its investment in Andrx was $22.8 million (net of income taxes of $15.2 million). Such amount is reported as a separate component of stockholders' equity under the caption "Accumulated Other Comprehensive Income."


NOTE F - ADOPTION OF NEW ACCOUNTING PRINCIPLES

Reporting Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. Watson's comprehensive income is comprised of net income and the unrealized gain (loss) on marketable securities. The adoption of SFAS 130 had no effect on the Company's consolidated results of operations, financial position or cash flows. The components of comprehensive income during the three months ended March 31, 1998 and 1997, were as follows:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              ----------------------
                                                1998          1997
                                              --------      --------
                                                 (IN THOUSANDS)
     Net income                               $ 11,825      $ 14,051
     Unrealized gain (loss) on marketable
        securities, net of tax                  (9,986)       10,992
                                              --------      --------
     Comprehensive income                     $  1,839      $ 25,043
                                              ========      ========

Disclosures About Segments of an Enterprise and Related Information

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") which is required to be adopted for the Company's year ending December 31, 1998. SFAS 131 requires that certain financial information regarding operating segments be publicly reported on the same basis as used internally by management to evaluate segment performance. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

                          WATSON PHARMACEUTICALS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Product sales for the three months ended March 31, 1998 were $121.9 million compared to $58.7 million for the three months ended March 31, 1997, an increase of $63.2 million or 108%. The increase in revenues was primarily due to sales generated from products acquired in the second half of 1997, which included Dilacor XR(R) and certain Women's Health products. Due to recent off-patent competition, the Company's sales and gross profits from Dilacor XR(R) are likely to decline in future periods. The Company also had increased sales of Dermatology products and certain off-patent products. The Company reported no royalty income in the first quarter of 1998, as compared to royalty income of $7.0 million in the first quarter of 1997 as a result of its purchase of the rights to Dilacor XR(R) in June 1997.

Gross profit margins increased to 63.0% in 1998 from 56.2% in 1997. This increase was due to the higher proportion of branded products sold in the first quarter of 1998, as compared to 1997. Branded pharmaceutical products, as contrasted with off-patent pharmaceutical products, are generally characterized by higher gross profit margins over the course of a product's life cycle.

Research and development expenses increased from $4.6 million in the three months ended March 31, 1997 to $5.6 million in the 1998 period. Approximately $400,000 of this increase is due to the February 27, 1998 acquisition of Rugby. The balance of the increase is due to the Company's ongoing research and development activities in branded and off-patent pharmaceutical products.

Selling, general and administrative expenses were $20.7 million for the first quarter of 1998, compared to $10.4 million in the year-ago period. This increase consists of an $8.3 million increase in sales and marketing expenses and a $2.0 million increase in general and administrative expenses. The Company incurred additional selling and marketing expenses in support of its newly acquired branded products in the Primary Care, Women's Health and NeuroPsychiatric groups. The increased expenses were due primarily to sales force costs, advertising and other promotional expenses. During 1997 and through March 31, 1998, the Company added a significant number of sales force personnel. At March 31, 1998, the Company had approximately 330 sales and marketing representatives, as compared to approximately 130 representatives at March 31, 1997.

General and administrative expenses increased by $2.0 million, approximately $900,000 of which was attributable to the acquisition of Rugby. The remainder of the increase in general and administrative expenses was related to certain severance amounts associated with management changes in the first quarter of 1998. As a percentage of net sales, general and administrative expenses declined from 6.0% in the first quarter of 1997 to 4.5% in the first quarter of 1998.

Amortization expense in the first quarter of 1998 increased to $4.6 million as a result of product right acquisitions in the second half of 1997. The Company has capitalized these product rights and is amortizing them over estimated lives of 17 years. The Company recorded cost in excess of net assets acquired (goodwill) of $25.1 million related to its acquisition of Rugby in February 1998. Goodwill is amortized on the straight-line method over an estimated life of 20 years. No significant amortization expense was recorded in the 1997 period.

                          WATSON PHARMACEUTICALS, INC.


In connection with the Rugby acquisition during the first quarter of 1998, the Company recorded a special non-cash charge of $18.8 million for the write-off of in-process research and development associated with Rugby's wholly owned subsidiary, Chelsea Laboratories, Inc. Watson based this charge on an assessment, in conjunction with an independent valuation firm, of the value of purchased research and development at Rugby. In the first quarter of 1997, the Company recorded a one-time charge of $8.9 million for costs incurred in connection with its acquisition of Oclassen. These costs included investment banking fees and other merger-related expenses.

Equity in earnings from joint ventures decreased $2.5 million, or 61%, to $1.6 million in the first quarter of 1998 compared to $4.1 million in 1997, due primarily to lower earnings from Somerset. The decrease in Somerset earnings is due in part to the loss of exclusivity for Eldepryl(R) in June 1996. During 1997 and 1996, a number of competitors introduced off-patent tablets to compete with Eldepryl(R) capsules. In recent years, Somerset has also increased its research and development spending. Management expects the Company's earnings from Somerset during 1998 to continue to decline.

Investment and other income in the three months ended March 31, 1998 decreased by $2.5 million to $1.0 million due to lower cash and marketable securities balances in 1998. The reduced cash and marketable securities balances were the result of the Company's acquisitions during the second half of 1997 and the acquisition of Rugby in February 1998.

The provision for income taxes increased to $17.8 million in 1998, compared to $9.7 million in 1997. The effective income tax rate was 60% and 41% for the three months ended March 31, 1998 and 1997, respectively. The increase in the Company's effective income tax rate in 1998 as compared to 1997, was due primarily to the non-deductibility of the charge for acquired in-process research and development incurred in connection with the Rugby acquisition.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased from $146.9 million at December 31, 1997 to $73.3 million at March 31, 1998. This $73.6 million decrease was primarily due to the scheduled payment in January 1998 of $45.0 million for the purchase of product rights to Dilacor XR(R) and the payment in February 1998 of approximately $67.5 million in connection with the Rugby acquisition. The overall decrease was partially offset by cash flows from operations of $52.8 million in the first quarter of 1998 and working capital acquired in the February 1998 Rugby acquisition.

The growth in the Company's accounts receivable and inventory balances is the result of increased product sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potentially uncollectible accounts and obsolete inventory. Actual losses have not exceeded management's expectations.

                          WATSON PHARMACEUTICALS, INC.


At March 31, 1998, the Company had notes payable outstanding of approximately $3.0 million. In addition, two credit facilities are available to the Company with unsecured borrowing commitments totaling $95.0 million. Watson made no borrowings against these credit facilities in the first quarter of 1998.

In April 1998, the Company filed a universal shelf registration ("the Registration Statement") with the Securities and Exchange Commission. The Company may offer and sell from time to time securities in one or more series, in amounts, at prices and on terms to be determined by market conditions at the time of sale, as discussed in more detail in the Registration Statement. In May 1998, pursuant to the Registration Statement, the Company will issue $150 million 7 1/8% Senior Notes due May 2008. The notes will be issued at a discount and will yield an effective interest rate of approximately 7 1/4% to the Company. Watson expects to use the proceeds for general corporate purposes, including working capital, funding of potential acquisitions of complementary products, technologies or businesses, future commitments with respect to recent acquisitions, and capital expenditures.

Management believes that cash provided from operations will be sufficient to meet its normal operating requirements during the coming year. However, as previously noted, the Company has entered into several acquisitions that are expected to require significant future cash payments. Certain of these transactions also provide for the payment of certain contingent amounts. To date, the Company has used existing cash to fund its acquisitions. Watson expects to use operating cash flow and proceeds from the notes described above in order to meet its remaining acquisition commitments.

The Company continues to review additional opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with its existing business. Watson could use sources other than cash, such as financing alternatives discussed herein, to fund additional acquisitions or investments. If such an acquisition or investment is completed, the Company's operating results and financial condition could change materially in future periods.

                          WATSON PHARMACEUTICALS, INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All of the Company's liquid investments are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within one year. As a result, the Company believes that the market risk arising from its holding of these financial instruments is minimal.

The Company's investment in Andrx, which was stated at a fair value of $75.0 million at March 31, 1998, is composed of 2.7 million shares of Andrx common stock. Andrx common stock has traded on The Nasdaq Stock Market, under the symbol "ADRX", since its initial public offering in June 1996. As a publicly traded equity security, this investment has exposure to price risk. The following table sets forth the Andrx quarterly high and low share price information for 1997 and through March 31, 1998:

          1997, BY QUARTER          HIGH             LOW
          ----------------          ----             ---
          First                     $  26.75        $  15.25
          Second                    $  38.75        $  20.50
          Third                     $  45.63        $  31.75
          Fourth                    $  47.00        $  28.75

          1998, FIRST QUARTER       $  38.25        $  24.50
          -------------------

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so investors may better understand a company's future prospects and make informed investment decisions. This report contains such forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. The reader must carefully consider all such statements as they inherently involve certain risks and uncertainties that could cause actual results to differ materially from the Company's forward-looking statements. The reader should carefully evaluate such statements in light of risk factors described herein or described in the Company's SEC filings. In particular, the reader should refer to Watson's 1997 Form 10-K and all filings on Form 8-K during 1997 and 1998.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse effect on Watson's financial position or results of operations. There have been no material developments in any such matters since the filing of the Company's 1997 Form 10-K.

                          WATSON PHARMACEUTICALS, INC.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the registrant's annual meeting of stockholders held on May 4, 1998, two proposals were set before the stockholders for their vote.

PROPOSAL ONE: Election of two directors to hold office until the 2001 Annual
              Meeting

      Director - Class III                     VOTE FOR                       VOTE WITHHELD
      --------------------                     --------                       -------------
Allen Chao, Ph.D.                             75,131,516                        2,372,038

Michel J. Feldman                             74,263,002                        3,240,552

PROPOSAL TWO: Ratification of the selection of Price Waterhouse LLP as independent public accountants for the Company for the current year

      For:                         77,188,883
      Against:                        171,836
      Abstain:                        142,835


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

               27.1    Financial Data Schedule (EDGAR version only)

        (b) Reports on Form 8-K:

               On March 16, 1998, the Company filed a Form 8-K Report to disclose its completion of the acquisition of The Rugby Group, Inc.

               On April 30, 1998, the Company filed a Form 8-K Report to disclose its financial results for the quarter ended March 31, 1998.

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



                                             WATSON PHARMACEUTICALS, INC.
                                                     (Registrant)


                                  By:               /S/ ALLEN CHAO
                                        ----------------------------------------
                                                   Allen Chao, Ph.D.
                                         Chairman, Chief Executive Officer and
                                                       President
                                             (Principal Executive Officer)

                                  By:               /S/ CHATO ABAD
                                        ----------------------------------------
                                                      Chato Abad
                                               Vice President - Finance
                                          (Principal Financial and Accounting
                                                       Officer)


Dated: May 15, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
 27.1          Financial Data Schedule