Form 10-Q
period 1998-06-30
WATSON PHARMACEUTICALS INC
filed 1998-08-14
CIK 884629

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        _______________________________

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _________

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

                        YES    X       NO
                            -------        -------

The number of shares outstanding as of August 3, 1998 of the Registrant's only class of common stock was 89,296,763 shares.

                         WATSON PHARMACEUTICALS, INC.

                            INDEX TO THE FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


PART I     FINANCIAL INFORMATION                            PAGE NUMBER
Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets
            as of June 30, 1998 and
            December 31, 1997                                    3

           Consolidated Statements of
            Income for the Three and Six Months
            Ended June 30, 1998 and 1997                         5

           Consolidated Statements of Cash
            Flows for the Six Months Ended
            June 30, 1998 and 1997                               6

           Notes to Consolidated Financial Statements            8

Item 2.    Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                           12

Item 3.    Quantitative and Qualitative Disclosure About
            Market Risk                                         17

PART II    OTHER INFORMATION AND SIGNATURES

Item 1.    Legal Proceedings                                    18

Item 5.    Other Information                                    18

Item 6.    Exhibits and Reports on Form 8-K                     18

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                         WATSON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                          June 30,     December 31,
                                                            1998          1997
                                                            ----          ----
                                                         (unaudited)
ASSETS

Current  assets:
  Cash and cash equivalents                                $184,246    $ 82,837
  Marketable securities                                       4,361      32,102
  Accounts receivable, net of allowances for
        doubtful accounts of $6,372 and $2,140               79,226      65,068
  Inventories:
        Raw materials                                        24,309      16,905
        Work-in-process                                       7,590       9,303
        Finished goods                                       39,603      20,759
  Prepaid expenses and other current assets                   1,120         416
  Deferred tax assets                                        35,258      19,399
                                                           --------    --------
                 Total current assets                       375,713     246,789

Property and equipment, net                                  97,029      88,004
Investments and other assets                                149,927     131,083
Product rights and other intangibles, net                   359,418     289,129
                                                           --------    --------
                 Total assets                              $982,087    $755,005
                                                           ========    ========

                          WATSON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                 June 30,    December 31,
                                                                   1998         1997
                                                                   ----         ----
                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $ 72,798    $ 44,423
  Income taxes payable                                             23,917       9,553
  Current portion of long-term debt                                   855         864
  Current liability from acquisition of product rights             30,500      45,000
                                                                 --------    --------
                 Total current liabilities                        128,070      99,840

Long-term debt                                                    150,615       2,385
Long-term liability from acquisition of product rights             20,000      50,000
Deferred tax liabilities                                           36,459      36,887
                                                                 --------    --------
                 Total liabilities                                335,144     189,112
                                                                 --------    --------
Commitments and contingencies

Minority interest                                                   1,022         859
                                                                 --------    --------

Stockholders' equity:
  Preferred stock; no par; 2,500,000 shares
    authorized; none outstanding
  Common stock; par value per share of $.0033;
    500,000,000 shares authorized; 89,265,819 and
    87,882,233 shares issued and outstanding                          295         290
  Additional paid-in capital                                      288,327     256,682
  Retained earnings                                               319,625     275,037
  Accumulated other comprehensive income                           37,674      33,025
                                                                 --------    --------
                 Total stockholders' equity                       645,921     565,034
                                                                 --------    --------
                 Total liabilities and stockholders' equity      $982,087    $755,005
                                                                 ========    ========

                         WATSON PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Earnings Per Share)
                                  (Unaudited)

                                         Three Months Ended   Six Months Ended
                                               June 30,           June 30,
                                         ------------------  ------------------
                                           1998      1997      1998      1997
                                         --------  --------  --------  --------
Product sales, net                       $141,885   $63,735  $263,757  $122,434
Cost of sales                              54,780    26,812    99,880    52,500
                                         --------   -------  --------  --------
    Gross profit                           87,105    36,923   163,877    69,934
                                         --------   -------  --------  --------
Royalty income                                        7,208              14,249
                                         --------   -------  --------  --------

Operating expenses:
  Research & development expense            8,326     4,219    13,974     8,840
  Selling, general & administrative
    expense                                23,422     9,797    44,179    20,219
  Amortization expense                      5,454              10,071
  Charge for acquired in-process
    research and development                                   18,790
  Merger expense                                      5,821              14,718
                                         --------   -------  --------  --------
    Total operating expenses               37,202    19,837    87,014    43,777
                                         --------   -------  --------  --------

    Operating income                       49,903    24,294    76,863    40,406
                                         --------   -------  --------  --------
Other income (expense):
  Equity in earnings of joint ventures      2,180     3,760     3,790     7,895
  Investment and other income               1,498     3,705     2,570     7,328
  Interest expense                         (1,411)      (89)   (1,478)     (197)
                                         --------   -------  --------  --------
    Total other income, net                 2,267     7,376     4,882    15,026
                                         --------   -------  --------  --------

    Income before income tax provision     52,170    31,670    81,745    55,432

Provision for income taxes                 19,407    12,558    37,157    22,269
                                         --------   -------  --------  --------

    Net income                           $ 32,763   $19,112  $ 44,588  $ 33,163
                                         ========   =======  ========  ========

  Basic earnings per share               $   0.37   $  0.22  $   0.50  $   0.38
                                         ========   =======  ========  ========

  Diluted earnings per share             $   0.36   $  0.22  $   0.49  $   0.37
                                         ========   =======  ========  ========

  Weighted average shares
    outstanding, no dilution               89,183    86,706    88,744    86,290
                                         ========   =======  ========  ========

  Weighted average shares
    outstanding, diluted basis             91,671    88,704    91,132    88,543
                                         ========   =======  ========  ========

                         WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $ 44,588   $ 33,163
                                                            --------   --------
 Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation                                              4,240      4,180
     Amortization                                             10,071
     Charge for acquired in-process research and
      development                                             18,790
     Deferred income tax (benefit) provision                 (10,338)       675
     Dividends received from Somerset                                     8,000
     Equity in earnings of joint ventures                     (3,194)    (6,597)
     Provision for (recovery of) doubtful accounts
      and reserves                                               949       (224)
     Tax benefit related to stock option plan                 11,889      7,342
     Changes in assets and liabilities, net of effect
      of acquisition:
         Accounts and other receivables                          108    (13,970)
         Inventories                                         (11,079)   (12,059)
         Prepaid expenses and other current assets              (704)     3,080
         Other assets                                         (1,402)      (752)
         Accounts payable and accrued expenses                 8,993      2,544
         Income taxes payable                                 17,364      5,634
                                                            --------   --------
            Total adjustments                                 45,687     (2,147)
                                                            --------   --------
              Net cash provided by operating activities       90,275     31,016
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (10,342)    (4,519)
  Purchase of marketable securities                          (11,277)   (82,799)
  Proceeds from maturities of marketable securities           39,273     85,565
  Acquisition of product rights                              (35,106)   (46,922)
  Acquisition of business                                    (67,695)
  Investment in Andrx                                                   (15,300)
  Increase in investment in joint ventures                    (7,189)      (915)
                                                            --------   --------
              Net cash used in investing activities         $(92,336)  $(64,890)
                                                            --------   --------

                         WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1998       1997
                                                           --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt              $148,662
     Principal payments on long-term debt                      (453)  $  (1,224)
     Principal payments on liability for acquisition
        of product rights                                   (64,500)
     Proceeds from exercise of stock options                 19,761       7,130
                                                           --------   ---------
           Net cash provided by financing activities        103,470       5,906
                                                           --------   ---------

Net increase (decrease) in cash and cash equivalents        101,409     (27,968)

Cash and cash equivalents at beginning of period             82,837     158,221
                                                           --------   ---------

Cash and cash equivalents at end of period                 $184,246   $ 130,253
                                                           ========   =========

Supplemental disclosures of cash flow information:
     Cash paid during the periods for:
           Interest                                        $    128   $     194
           Income taxes                                    $ 19,718   $   9,248

Supplemental disclosures of noncash investing and
   financing activities:
     Acquisition of product rights:
           Fair value of assets acquired                   $(55,106)  $(196,922)
           Fair value of liabilities assumed                 20,000     150,000
                                                           --------   ---------
              Net cash paid                                $(35,106)  $ (46,922)
                                                           ========   =========
     Acquisition of business:
           Fair value of assets acquired                   $(93,339)
           Fair value of liabilities assumed                 25,644
                                                           --------
              Net cash paid                                $(67,695)
                                                           ========

                         WATSON PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                  (Unaudited)


NOTE A - GENERAL

The unaudited consolidated financial statements as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997, as well as related notes, should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997 (the "1997 Form 10-K").

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments), necessary to present fairly the Company's financial position as of June 30, 1998, and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The results of operations and cash flows for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998. The accounting policies followed during the three months ended June 30, 1998 were the same as those disclosed in the Company's 1997 Form 10-K.

NOTE B - ACQUISITION OF RUGBY

On February 27, 1998, Watson completed its acquisition of Rugby from Hoechst Marion Roussel, Inc. ("HMR"). Rugby develops and markets a wide array of off-patent pharmaceutical products. The acquisition was accounted for as a purchase and Rugby's results of operations have been recorded in the Company's consolidated financial statements since the date of acquisition. Watson acquired Rugby for an initial cash payment of approximately $67.5 million, future royalty payments on sales of certain products licensed from HMR and a contingent payment based on future operating results. The initial cash payment was made from cash on hand. Watson expects to make future contingent payments from a combination of cash on hand and future operating cash flows.

As a result of the allocation of the purchase price, the Company recorded a first quarter charge of $18.8 million for acquired in-process research and development and recorded goodwill of $25.1 million. Goodwill is amortized on the straight-line basis over twenty years and is included in product rights and other intangibles in the accompanying consolidated balance sheet.

                         WATSON PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


NOTE C - EARNINGS PER SHARE ("EPS")

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). In accordance with the implementation provisions of SFAS 128, the Company has restated earnings per share in the Consolidated Statement of Income for the three and six months ended June 30, 1997. A reconciliation of the numerators and the denominators of basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997 is as follows (in thousands, except for EPS):

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------  ------------------
                                             1998      1997      1998      1997
                                         --------  --------  --------  --------
Net income (numerator)                    $32,763   $19,112   $44,588   $33,163
Weighted average shares
  outstanding (denominator)                89,183    86,706    88,744    86,290

         Basic EPS                        $  0.37   $  0.22   $  0.50   $  0.38
                                          =======   =======   =======   =======

Net income (numerator)                    $32,763   $19,112   $44,588   $33,163
Weighted average shares outstanding        89,183    86,706    88,744    86,290
Assumed exercise of all outstanding
  stock options and warrants                2,488     1,998     2,388     2,253
                                          -------   -------   -------   -------
Diluted weighted average shares
  outstanding (denominator)                91,671    88,704    91,132    88,543

         Diluted EPS                      $  0.36   $  0.22   $  0.49   $  0.37
                                          =======   =======   =======   =======

NOTE D - STOCK SPLIT

In October 1997, the Company effected a two-for-one stock split in the form of a 100% stock dividend. Share and per share amounts for all reported periods have been restated to reflect the stock split.

                         WATSON PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


NOTE E - LONG-TERM INVESTMENTS

Investments and other assets consisted of the following:

                                                  June 30,   December 31,
                                                      1998           1997
                                                 ---------   ------------
                                                      (in thousands)
     Investments in joint ventures                 $ 41,798      $ 31,626
     Other long-term investments                     99,556        92,233
     Other assets                                     8,573         7,224
                                                   --------      --------

                                                   $149,927      $131,083
                                                   ========      ========

Investment in Joint Ventures

The Company owns 50% of the outstanding common stock of Somerset Pharmaceuticals, Inc. ("Somerset"), and utilizes the equity method to account for this investment. Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. Income recognized from Somerset was approximately $2.3 million and $4.1 million for the three months ended June 30, 1998 and 1997, respectively. Income is composed of the Company's 50% share of Somerset's earnings and management fees, offset by amortization of goodwill. The net excess of the cost of this investment over the fair value of net assets acquired was $5.9 million and $6.4 million at June 30, 1998 and December 31, 1997, respectively. Such goodwill is amortized on the straight-line basis over 15 years.

The Company has entered into several other joint ventures, including ANCIRC, the Company's collaboration with Andrx Corporation ("Andrx"), and two agreements with China-based Changzhou No. 4 Pharmaceuticals Factory.

Other Long-term Investments

Other long-term investments are comprised primarily of the Company's investment in Andrx. Andrx is engaged in the formulation and commercialization of controlled-release oral pharmaceuticals utilizing proprietary drug delivery technologies. Andrx trades publicly on the Nasdaq Stock Market under the symbol "ADRX". At June 30, 1998, the Company owned 2.7 million common shares of Andrx, which represents approximately 18.1% of the total Andrx common shares outstanding. The Company also has a warrant to acquire 337,100 shares of Andrx, exercisable in whole or in part until July 8, 1999 at an exercise price of $8.90 per share. Watson accounts for its investment using the cost method, adjusted to fair value. At June 30, 1998, the Company's net unrealized gain on its investment in Andrx was $37.2 million (net of income taxes of $24.8 million). Such amount is reported as a separate component of stockholders' equity under the caption "Accumulated Other Comprehensive Income".

                         WATSON PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


NOTE F - ISSUANCE OF SENIOR NOTES

In April 1998, the Company filed a $300 million universal shelf registration with the Securities and Exchange Commission ("the Registration Statement"). The Registration Statement allows the Company to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof at such times, in amounts, at prices and on terms that the Company believes raising funds would be advantageous. In May 1998, pursuant to the Registration Statement, the Company issued $150.0 million of 7 1/8% senior unsecured notes ("Senior Notes") due May 2008. The Senior Notes were issued at a discount to yield an effective interest rate of approximately 7 1/4%. Interest payments are due semi-annually on May 15 and November 15 of each year.

NOTE G - ADOPTION OF NEW ACCOUNTING PRINCIPLES

Reporting Comprehensive Income

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. Watson's comprehensive income is comprised of net income and the unrealized gain (loss) on equity securities.
The adoption of SFAS 130 had no effect on the Company's consolidated results of operations, financial position or cash flows. The components of comprehensive income during the three and six months ended June 30, 1998 and 1997, were as follows (in thousands):

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------  ------------------
                                             1998      1997      1998      1997
                                         --------  --------  --------  --------
Net income                                $32,763   $19,112   $44,588   $33,163
Unrealized gain on
  equity securities, net of tax            14,635    21,158     4,649    32,150
                                          -------   -------   -------   -------
Comprehensive income                      $47,398   $40,270   $49,237   $65,313
                                          =======   =======   =======   =======

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

                         WATSON PHARMACEUTICALS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three Months Ended June 30, 1998 and 1997

Product sales for the three months ended June 30, 1998 were $141.9 million compared to $63.7 million for the three months ended June 30, 1997, an increase of $78.2 million or 123%. The sales increase was primarily due to 1) increased sales of certain of the Company's core products, 2) sales generated by Rugby, which was acquired in February 1998 and 3) sales generated from products acquired in the second half of 1997, which included Dilacor XR(R) and certain women's health products. The Company reported no royalty income in the second quarter of 1998 due to its purchase of the rights to Dilacor XR(R) in June 1997.

Gross profit margins increased to 61% in 1998 from 58% in the second quarter of 1997. This increase was due to a higher percentage of branded products sold in the second quarter of 1998 than in the second quarter of 1997. Generally, branded pharmaceutical products have higher gross profit margins than off-patent pharmaceutical products.

Research and development expenses increased from $4.2 million in the three months ended June 30, 1997 to $8.3 million in the comparable 1998 period. This increase was due to the acquisition of Rugby and increased activities in the Company's research and development of branded and off-patent pharmaceutical products. Research and development personnel increased from 100 as of June 1997 to 140 as of June 1998.

Selling, general and administrative expenses were $23.4 million for the second quarter of 1998, compared to $9.8 million in the year-ago period. The Company incurred additional selling and marketing expenses in support of its newly acquired branded products. The increased selling and marketing expenses were due primarily to sales force costs, advertising and other promotional expenses. The Company more than doubled the number of its sales and marketing representatives from June 1997 to June 1998 through internal growth and the Rugby acquisition. General and administrative expenses increased primarily as a result of the acquisition of Rugby.

Amortization expense in the second quarter of 1998 increased to $5.5 million, primarily due to the amortization of product rights acquired in 1997. Watson has capitalized these product rights and is amortizing them over estimated lives of 17 years. The Company recorded costs in excess of net assets acquired (goodwill) of $25.1 million related to its acquisition of Rugby in February 1998. Goodwill is amortized on the straight-line method over an estimated life of 20 years. No significant amortization expense was recorded in the 1997 period.

In the second quarter of 1997, the Company recorded a one-time charge of $5.8 million for costs incurred in connection with its acquisition of Royce Laboratories, Inc ("Royce"). These costs included investment banking fees and other merger-related expenses. No such costs were incurred in the second quarter of 1998.

                         WATSON PHARMACEUTICALS, INC.


Equity in earnings from joint ventures decreased $1.6 million, or 42%, to $2.2 million in the second quarter of 1998 compared to $3.8 million in 1997, due primarily to lower earnings from Somerset. The decrease in Somerset earnings is due in part to increased competition on Eldepryl(R) and increased research and development spending.

Watson owns approximately 18.1% of the outstanding common shares of Andrx Corporation ("Andrx"), which trades on the Nasdaq Stock Market under the symbol ADRX. The Company also has a warrant to acquire an additional 337,100 shares of Andrx common stock. Should this warrant be exercised, the Company's ownership may exceed 20% of the outstanding common shares of Andrx.

Investment and other income in the three months ended June 30, 1998 decreased by $2.2 million to $1.5 million due to lower cash and marketable securities balances in 1998. The reduced cash and marketable securities balances were due to the Company's product acquisitions during the second half of 1997 and its acquisition of Rugby in February 1998.

Interest expense increased during the second quarter of 1998, due to the Company's $150.0 million note offering in May 1998. These notes have a stated rate of 7 1/8% and were sold at a discount to yield an effective interest rate of 7 1/4% to the Company.

The provision for income taxes increased to $19.4 million in 1998, compared to $12.6 million in 1997. The effective income tax rate was 37% and 40% for the three months ended June 30, 1998 and 1997, respectively. The decrease in the Company's effective income tax rate in 1998 as compared to 1997 was due primarily to the non-deductibility of certain acquisition costs incurred in connection with the Royce acquisition in 1997.

Results of Operations - Six Months Ended June 30, 1998 and 1997

Product sales for the six months ended June 30, 1998 were $263.8 million compared to $122.4 million for the six months ended June 30, 1997, an increase of $141.4 million or 115%. The sales increase was primarily due to 1) increased sales of certain of the Company's core products, 2) sales generated by Rugby, which was acquired in February 1998 and 3) sales generated from products acquired in the second half of 1997, which included Dilacor XR(R) and certain women's health products. The Company reported no royalty income in the six months ended June 30, 1998 due to its purchase of the rights to Dilacor XR(R) in June 1997.

Gross profit margins increased to 62% in 1998 from 57% in the first six months of 1997. This increase was due to a higher percentage of branded products sold in the six months ended June 30, 1998, as compared to the first six months of 1997. Generally, branded pharmaceutical products have higher gross profit margins than off-patent pharmaceutical products.

Research and development expenses increased from $8.8 million in the six months ended June 30, 1997 to $14.0 million in the 1998 period. This increase was due to Watson's acquisition of Rugby and the Company's increased activities in the research and development of branded and off-patent pharmaceutical products.

                         WATSON PHARMACEUTICALS, INC.


Selling, general and administrative expenses were $44.2 million for the six months ended June 30, 1998, compared to $20.2 million in the year-ago period. The Company incurred additional selling and marketing expenses in support of its newly acquired branded products. The increased expenses were due primarily to sales force costs, advertising and other promotional expenses. General and administrative expenses increased in 1998 due to the acquisition of Rugby and the payment of certain severance amounts associated with management changes in the first quarter of 1998.

Amortization expense in the six months ended June 30, 1998 increased to $10.1 million, primarily due to the amortization of product rights acquired in 1997. In addition, amortization expense includes amortization of goodwill associated with the Company's acquisition of Rugby. No significant amortization expense was recorded in the 1997 period.

In connection with the Rugby acquisition during the first quarter of 1998, the Company recorded a special one-time charge of $18.8 million for the write-off of in-process research and development associated with Rugby's wholly owned subsidiary, Chelsea Laboratories, Inc. Watson based this charge on an assessment, in conjunction with an independent valuation firm, of the value of purchased research and development at Rugby. In the six months ended June 30, 1997, the Company recorded a one-time charge of $14.7 million for costs incurred in connection with its acquisitions of Oclassen Pharmaceuticals, Inc. and Royce. These costs included investment banking fees and other merger-related expenses.

Equity in earnings from joint ventures decreased $4.1 million, or 52%, to $3.8 million in the six months ended June 30, 1998 compared to $7.9 million in 1997, due primarily to lower earnings from Somerset. The decrease in Somerset earnings was due in part to increased competition on Eldepryl(R) and increased research and development spending.

Investment and other income in the six months ended June 30, 1998 decreased by $4.8 million to $2.6 million due to lower average cash and marketable securities balances. The lower average cash and marketable securities balances were the result of cash used in the Company's product acquisitions during the second half of 1997 and its acquisition of Rugby in February 1998.

Increased interest expense for the six months ended June 30, 1998, compared to the 1997 period, is due to the May 1998 $150.0 million note offering.

The provision for income taxes increased to $37.2 million in 1998, compared to $22.3 million in 1997. The effective income tax rate was 45% and 40% for the six months ended June 30, 1998 and 1997, respectively. The increase in the Company's effective income tax rate in 1998 as compared to 1997 was due primarily to the non-deductibility of the charge for acquired in-process research and development incurred in connection with the Rugby acquisition.

                         WATSON PHARMACEUTICALS, INC.

Liquidity and Capital Resources

The Company's working capital increased from $146.9 million at December 31, 1997 to $247.6 million at June 30, 1998. This $100.7 million increase was primarily due to the Company's operating cash flows of $90.3 million in the six months ended June 30 1998, working capital acquired in the February 1998 Rugby acquisition and proceeds from the $150.0 million note offering in May 1998. These increases were partially offset by payments in 1998 of $64.5 million related to the purchase of product rights and approximately $68.0 million for the Rugby acquisition.

The growth in the Company's accounts receivable and inventory balances is the result of increased product sales. The Company performs ongoing credit evaluations of its customers and maintains reserves for potentially uncollectible accounts and obsolete inventory. Actual losses have not exceeded management's expectations.

In April 1998, the Company filed a $300 million universal shelf registration ("the Registration Statement") with the Securities and Exchange Commission. The Registration Statement allows the Company to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof at such times, in amounts, at prices and on terms that the Company believes raising funds would be advantageous. In May 1998, pursuant to the Registration Statement, the Company issued $150.0 million of 7 1/8% senior unsecured notes ("Senior Notes") due May 2008. The Senior Notes were issued at a discount to yield an effective interest rate of approximately 7 1/4%. Watson expects to use the proceeds for general corporate purposes, including working capital, funding of potential acquisitions of complementary products, technologies or businesses, future commitments with respect to recent acquisitions, and capital expenditures.

In addition to the Senior Notes described above, at June 30, 1998 the Company had bank notes payable outstanding of approximately $2.8 million. At June 30, 1998, an additional credit facility was also available to the Company with an unsecured borrowing commitment totaling $75.0 million. The proceeds from the Senior Notes have significantly reduced Watson's current borrowing needs, and in August 1998, this commitment was reduced to $30 million. Watson has made no borrowings under this credit facility in 1998.

Management believes that current cash balances and the cash provided from operations will be sufficient to meet the Company's normal operating requirements during the coming year.

The Company continues to review additional opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with its existing business. Watson could use sources other than cash, such as financing alternatives discussed herein, to fund additional acquisitions or investments. If a material acquisition or investment is completed, the Company's operating results and financial condition could change materially in future periods, including the possibility of a quarterly net loss due to a one-time charge associated with the write off of purchased research and development.

                         WATSON PHARMACEUTICALS, INC.

Year 2000 Compliance Program

Watson has instituted a program to determine whether its computerized information systems are able to interpret dates beyond the year 1999 (the "Year 2000 Compliance Program"). An inability to interpret dates beyond 1999 could cause computer system errors or system failure, potentially leading to disruptions in operations. The scope of the Company's Year 2000 Compliance Program was initially focused on primary business application systems, including manufacturing, sales, distribution and finance. Management believes that these systems are currently Year 2000 compliant. This program was subsequently expanded to all network systems, personal computers and telecommunications systems. It is expected that these systems will be Year 2000 compliant by the end of 1998. Watson recently began the final phase in its Year 2000 Compliance Program, which is a review of external entities having significant relationships with the Company. Initial communication with these entities has commenced and is scheduled for completion by June 1999.

The cost of this program is not expected to be material to the Company's consolidated financial position or results of operations. Although management believes the Company has an adequate program in place in order to be Year 2000 compliant, there can be no assurance that this program ultimately will be successful.


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so investors may better understand a company's future prospects and make informed investment decisions. This report contains such forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. The reader must carefully consider all such statements as they inherently involve certain risks and uncertainties that could cause actual results to differ materially from the Company's forward-looking statements. The reader should carefully evaluate such statements in light of risk factors described herein or described in the Company's SEC filings. In particular, the reader should refer to Watson's Annual Report on Form 10-K/A for the year ended December 31, 1997 and all filings on Form 10-Q and Form 8-K during 1998.

                         WATSON PHARMACEUTICALS, INC.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

All of the Company's liquid investments are at fixed interest rates and therefore the fair value of these instruments is affected by changes in market interest rates. However, substantially all of these investments mature within one year. As a result, the Company believes that the market risk arising from its holding of these financial instruments is minimal.

The Company's investment in Andrx, which was stated at a fair value of $98.9 million at June 30, 1998, is composed of 2.7 million shares of Andrx common stock. Andrx common stock has traded on The Nasdaq Stock Market since its initial public offering in June 1996. As a publicly traded equity security, this investment has exposure to price risk. The following table sets forth the Andrx quarterly high and low share price information for 1997 and through June 30, 1998:

1997, by quarter                High                 Low
----------------               ------               -----
First                          $26.75               $15.25
Second                         $38.75               $20.50
Third                          $45.63               $31.75
Fourth                         $47.00               $28.75

1998, by quarter
----------------
First                          $38.25               $24.50
Second                         $42.63               $28.13

                         WATSON PHARMACEUTICALS, INC.

PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to certain lawsuits and legal proceedings, which are described in Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997. The following is a description of material developments during the period covered by this Quarterly
Report:

Rugby has been named as a defendant in several additional product liability suits relating to the use of phentermine hydrochloride. Hoechst Marion Roussel, Inc. has agreed to indemnify Rugby for any liability arising from such cases and is currently controlling the defense of these matters. No assurances can be made that Rugby will not be named as a defendant in additional phentermine hydrochloride lawsuits.

In June 1998, the Federal District Court for the Western District of Kentucky dismissed all claims against Watson in the action entitled Michael D. Hardy, et al. v. Royce Laboratories, Inc., et al. Royce remains a defendant in the above action.


ITEM 5.  OTHER INFORMATION

The Securities and Exchange Commission has recently amended Rules 14a-4 and 14a-5 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in respect of the Company's exercise of discretionary voting authority in connection with annual shareholder meetings, and in particular with respect to matters not submitted under the Shareholder Proposal rule set forth in Rule 14a-8 under the 1934 Act.

Under the amended Rules, a company is permitted discretionary voting authority in those instances in which the company did not have notice of the matter by a date more than 45 days before the month and day in the current year corresponding to the date on which the company first mailed its proxy materials for the prior year's annual meeting of shareholders, or by a date established by an overriding advance notice provision in a company's articles of incorporation or bylaws. The Company has not implemented such an advance notice provision. Accordingly, in connection with the 1999 Annual Meeting of Stockholders of the Company, the date after which notice of a stockholder proposal submitted outside the processes of Rule 14a-8 under the 1934 Act is considered untimely is February 14, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
          27.1    Financial Data Schedule (EDGAR version only)

     (b) Reports on Form 8-K:
          On May 18, 1998, the Company filed a Form 8-K Report to disclose its issuance of $150 million of 7 1/8% Senior Notes. The Senior Notes are due May 2008 and were issued in an underwritten public offering.

                         WATSON PHARMACEUTICALS, INC.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        WATSON PHARMACEUTICALS, INC.
                               (Registrant)

                        By:            /s/ ALLEN CHAO
                            ----------------------------------------------
                                       Allen Chao, Ph.D.
                             Chairman, Chief Executive Officer and
                                           President
                                 (Principal Executive Officer)


                        By:             /s/ MICHAEL BOXER
                             ----------------------------------------------
                                         Michael Boxer
                                    Chief Financial Officer
                                 (Principal Financial Officer)


                        By:            /s/ CHATO ABAD
                             ----------------------------------------------
                                          Chato Abad
                                    Vice President - Finance
                                (Principal Accounting Officer)


Dated: August 13, 1998