Form 10-Q
period 1998-09-30
WATSON PHARMACEUTICALS INC
filed 1998-11-16
CIK 884629

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                        _______________________________


                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                       or

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

                            YES  [X]       NO  [_]

The number of shares outstanding as of November 4, 1998 of the Registrant's only class of common stock was 89,466,000 shares.

                         WATSON PHARMACEUTICALS, INC.

                            INDEX TO THE FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


PART I   FINANCIAL INFORMATION                                       PAGE NUMBER

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1998 and
           December 31, 1997                                               3

         Consolidated Statements of Income for the Three and
           Nine Months Ended September 30, 1998 and 1997                   5

         Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1998 and 1997                               6

         Notes to Consolidated Financial Statements                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        18

PART II  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 19

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                          WATSON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                    September 30,   December 31,
                                                        1998            1997
                                                    -------------   ------------
                                                     (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                           $  196,126      $ 82,837
  Marketable securities                                    2,928        32,102
  Accounts receivable, net of allowances for
    doubtful accounts of $6,336 and $2,140                75,234        65,068
  Inventories:
    Raw materials                                         19,370        16,905
    Work-in-process                                       11,122         9,303
    Finished goods                                        39,455        20,759
  Prepaid expenses and other current assets                1,051           416
  Deferred tax assets                                     39,090        19,399
                                                      ----------      --------

         Total current assets                            384,376       246,789

Property and equipment, net                              105,409        88,004
Investments and other assets                             153,314       131,083
Product rights and other intangibles, net                357,272       289,129
                                                      ----------      --------

                                                      $1,000,371      $755,005
                                                      ==========      ========

         See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                           September 30,   December 31,
                                                               1998            1997
                                                           -------------   ------------
                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                      $   66,333      $ 44,423
  Income taxes payable                                           11,367         9,553
  Current portion of long-term debt                                 971           864
  Current liability from acquisition of product rights           30,500        45,000
                                                             ----------      --------

        Total current liabilities                               109,171        99,840

Long-term debt                                                  150,093         2,385
Long-term liability from acquisition of product rights           20,000        50,000
Deferred tax liabilities                                         36,625        36,887
                                                             ----------      --------

        Total liabilities                                       315,889       189,112
                                                             ----------      --------

Commitments and contingencies

Minority interest                                                 1,000           859
                                                             ----------      --------

Stockholders' equity:
  Preferred stock; no par; 2,500,000 shares
    authorized; none outstanding
  Common stock; par value per share of $.0033;
    500,000,000 shares authorized; 89,414,516 and
    87,882,233 shares issued and outstanding, respectively          295           290
  Additional paid-in capital                                    291,800       256,682
  Retained earnings                                             353,450       275,037
  Accumulated other comprehensive income                         37,937        33,025
                                                             ----------      --------
        Total stockholders' equity                              683,482       565,034
                                                             ----------      --------

                                                             $1,000,371      $755,005
                                                             ==========      ========

         See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Earnings Per Share)
                                  (Unaudited)

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------  ------------------
                                           1998      1997      1998      1997
                                         --------   -------  --------  --------

Product sales, net                       $145,946   $91,817  $409,703  $214,251
Cost of sales                              56,635    34,525   156,515    87,025
                                         --------   -------  --------  --------
     Gross profit                          89,311    57,292   253,188   127,226
                                         --------   -------  --------  --------
Royalty income                                 --        --        --    14,249
                                         --------   -------  --------  --------
Operating expenses:
  Research & development expense            8,428     4,201    22,402    13,041
  Selling, general & administrative
   expense                                 23,045    11,606    67,224    31,825
  Amortization expense                      5,571     3,280    15,642     3,280
  Charge for acquired in-process
   research and development                    --        --    18,790        --
  Merger expense                               --        --        --    14,718
                                         --------   -------  --------  --------
     Total operating expenses              37,044    19,087   124,058    62,864
                                         --------   -------  --------  --------
     Operating income                      52,267    38,205   129,130    78,611
                                         --------   -------  --------  --------
Other income (expense):
  Equity in earnings of joint ventures      1,898     1,818     5,688     9,713
  Investment and other income               2,456     2,489     5,026     9,817
  Interest expense                         (2,759)      (77)   (4,237)     (274)
                                         --------   -------  --------  --------
     Total other income, net                1,595     4,230     6,477    19,256
                                         --------   -------  --------  --------
     Income before income tax provision    53,862    42,435   135,607    97,867
Provision for income taxes                 20,037    14,837    57,194    37,106
                                         --------   -------  --------  --------
     Net income                          $ 33,825   $27,598  $ 78,413  $ 60,761
                                         ========   =======  ========  ========
Basic earnings per share                 $   0.38   $  0.32  $   0.88  $   0.70
                                         ========   =======  ========  ========
Diluted earnings per share               $   0.37   $  0.31  $   0.86  $   0.68
                                         ========   =======  ========  ========
Weighted average shares
 outstanding, no dilution                  89,331    87,541    88,942    86,712
                                         ========   =======  ========  ========
Weighted average shares
 outstanding, diluted basis                91,881    90,013    91,383    89,037
                                         ========   =======  ========  ========

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  78,413    $  60,761
                                                                        ---------    ---------
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation                                                           6,434        5,985
     Amortization                                                          15,642        3,280
     Charge for acquired in-process research and development               18,790           --
     Deferred income tax (benefit) provision                              (11,063)       2,775
     Dividends received from Somerset                                          --        8,000
     Equity in earnings of joint ventures                                  (4,779)      (8,832)
     Provision for (recovery of) doubtful accounts and reserves             1,065          (76)
     Tax benefit related to stock option plan                              13,336       10,993
     Changes in assets and liabilities, net of acquisitions:
         Accounts and other receivables                                     4,308      (26,334)
         Inventories                                                       (9,477)     (12,270)
         Prepaid expenses and other current assets                           (628)       5,357
         Other assets                                                      (2,674)      (2,355)
         Accounts payable and accrued expenses                              2,408        8,012
         Income taxes payable                                               1,814        6,199
                                                                        ---------    ---------
            Total adjustments                                              35,176          734
                                                                        ---------    ---------
                Net cash provided by operating activities                 113,589       61,495
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                     (20,326)      (8,880)
  Purchase of marketable securities                                       (18,084)    (101,825)
  Proceeds from maturities of marketable securities                        47,421      100,857
  Acquisition of product rights                                           (54,962)     (48,478)
  Acquisition of businesses                                               (71,462)          --
  Investment in Andrx                                                          --      (15,307)
  Additions to investment in joint ventures                                (7,489)     ( 2,590)
                                                                        ---------    ---------
                Net cash used in investing activities                   $(124,902)   $ (76,223)
                                                                        ---------    ---------

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                  ----------------------
                                                                     1998        1997
                                                                  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                      $148,662   $      --
     Principal payments on long-term debt                              (847)     (1,429)
     Principal payments on liability for acquisition
        of product rights                                           (45,000)    (55,000)
     Proceeds from exercise of stock options                         21,787      13,609
                                                                   --------   ---------
           Net cash provided by (used in) financing activities      124,602     (42,820)
                                                                   --------   ---------

Net increase (decrease) in cash and cash equivalents                113,289     (57,548)

Cash and cash equivalents at beginning of period                     82,837     158,221
                                                                   --------   ---------

Cash and cash equivalents at end of period                         $196,126   $ 100,673
                                                                   ========   =========

Supplemental disclosures of cash flow information:
     Cash paid during the periods for:
           Interest                                                $    185   $     264
           Income taxes                                            $ 55,398   $  17,484

Supplemental disclosures of noncash investing and
   financing activities:
     Acquisition of product rights:
           Fair value of assets acquired                                 --   $(198,478)
           Fair value of liabilities assumed                             --     150,000
                                                                              ---------
                  Net cash paid                                          --   $ (48,478)
                                                                              =========
     Acquisition of businesses:
           Fair value of assets acquired                           $(97,226)         --
           Fair value of liabilities assumed                         25,764          --
                                                                   --------
                  Net cash paid                                    $(71,462)         --
                                                                   ========

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - GENERAL

The unaudited consolidated financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997, as well as related notes, should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997 (the "1997 Form 10-K").

In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments), necessary to present fairly the Company's financial position as of September 30, 1998, and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations and cash flows for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1998. The accounting policies followed during the three and nine months ended September 30, 1998 were the same as those disclosed in the Company's 1997 Form 10-K.


NOTE B - ACQUISITIONS

Pending acquisition of TheraTech, Inc. ("TheraTech")

In October 1998, Watson entered into a definitive merger agreement under which Watson will acquire TheraTech. TheraTech is a leading drug delivery company that develops, manufactures and markets innovative products based on its patented and proprietary technologies and systems. Under the terms of the agreement, Watson will acquire all of TheraTech's outstanding stock in a transaction intended to qualify as a pooling of interests for accounting purposes and a tax-free reorganization for federal income tax purposes. TheraTech stockholders will receive a fixed exchange ratio of between 0.2663 and
0.29589 of a share of Watson common stock for each share of TheraTech common stock. The final exchange ratio will be based on the average closing price of Watson common stock for a ten day period prior to the closing of the transaction. A one-time charge of approximately $14.0 million in connection with this transaction is anticipated at the time of closing. The merger, which is subject to TheraTech stockholder approval and other customary closing conditions, is expected to close in the first quarter of 1999. Upon completion, TheraTech will become a wholly owned subsidiary of Watson.

                         WATSON PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


Pending product acquisition from G. D. Searle & Co. ("Searle")

In September 1998, the Company entered into an agreement with Searle, a subsidiary of Monsanto Company, to acquire the U.S. rights to three Searle oral contraceptive products: Tri-Norinyl(R), Norinyl(R) and Brevicon(R) for $120.0 million in cash. The transaction is expected to be completed in the fourth quarter of 1998. Upon closing, Watson and Searle expect to enter into a supply agreement whereby Watson will have the right to purchase from Searle the products in finished form for two years and in bulk form for an additional one year.


Acquisition of The Rugby Group, Inc. ("Rugby")

In February 1998, Watson completed its acquisition of Rugby from Hoechst Marion Roussel, Inc. ("HMR"). Rugby develops and markets a wide array of off-patent pharmaceutical products. The acquisition was accounted for as a purchase and Rugby's results of operations have been recorded in the Company's consolidated financial statements since the date of acquisition. Watson acquired Rugby for an initial cash payment of approximately $67.5 million, future royalty payments on sales of certain products licensed from HMR and a contingent payment based on future operating results. The initial cash payment was made from cash on hand. Watson expects to make future contingent payments from a combination of cash on hand and future operating cash flows. As a result of the allocation of the purchase price, the Company recorded a first quarter charge of $18.8 million for acquired in-process research and development and recorded goodwill of $25.1 million. Goodwill is amortized on the straight-line basis over twenty years and is included in product rights and other intangibles in the accompanying consolidated balance sheet.

                         WATSON PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


NOTE C - EARNINGS PER SHARE ("EPS")

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("SFAS 128"). In accordance with the implementation provisions of SFAS 128, the Company has restated earnings per share in the consolidated statements of income for the three and nine months ended September 30, 1997. A reconciliation of the numerators and the denominators of basic and diluted earnings per share, for the three and nine months ended September 30, 1998 and 1997, is as follows (in thousands, except for EPS):

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------   ------------------
                                         1998      1997       1998      1997
                                       --------  --------   --------  --------

Net income  (numerator)                 $33,825   $27,598    $78,413   $60,761
Weighted average shares
 outstanding  (denominator)              89,331    87,541     88,942    86,712

   Basic EPS                            $  0.38   $  0.32    $  0.88   $  0.70
                                        =======   =======    =======   =======

Net income  (numerator)                 $33,825   $27,598    $78,413   $60,761
Weighted average shares
 outstanding                             89,331    87,541     88,942    86,712
Assumed exercise of dilutive
 stock options and warrants               2,550     2,472      2,441     2,325
                                        -------   -------    -------   -------
Diluted weighted average shares
 outstanding  (denominator)              91,881    90,013     91,383    89,037
   Diluted EPS                          $  0.37   $  0.31    $  0.86   $  0.68
                                        =======   =======    =======   =======

                         WATSON PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



NOTE D - INVESTMENTS AND OTHER ASSETS

Investment in Somerset Pharmaceuticals, Inc. ("Somerset")

The Company owns 50% of the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. Income recognized from Somerset was approximately $2.1 million and $2.3 million for the three months ended September 30, 1998 and 1997, respectively. Somerset income recognized by Watson for the nine months ended September 30, 1998 and 1997 was $6.3 million and $11.0 million, respectively.


Other long-term investments

Other long-term investments are composed primarily of the Company's investment in Andrx. Andrx is engaged in the formulation and commercialization of controlled-release oral pharmaceuticals utilizing proprietary drug delivery technologies. Andrx trades publicly on the Nasdaq Stock Market under the symbol "ADRX". At September 30, 1998, the Company owned 2.7 million common shares of Andrx, which represents approximately 17.9% of the total Andrx common shares outstanding. The Company also has a warrant to acquire 337,100 shares of Andrx, exercisable in whole or in part until July 8, 1999 at an exercise price of $8.90 per share. Watson accounts for this investment using the cost method, adjusted to fair value. At September 30, 1998, the Company's net unrealized gain on its investment in Andrx was $37.2 million (net of income taxes of $24.8 million). Such amount is reported as a separate component of stockholders' equity under the caption "Accumulated Other Comprehensive Income" in the accompanying consolidated balance sheets.


NOTE E - ISSUANCE OF SENIOR NOTES

In April 1998, the Company filed a $300 million universal shelf registration with the Securities and Exchange Commission ("the Registration Statement"). The Registration Statement allows the Company to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof at such times, in amounts, at prices and on terms that the Company believes would be advantageous. In May 1998, pursuant to the Registration Statement, the Company issued $150.0 million of 7 1/8% per annum senior unsecured notes ("Senior Notes") due May 2008. The Senior Notes were issued at a discount, to yield an effective annual interest rate of approximately 7 1/4%. Interest payments are due semi-annually on May 15 and November 15 of each year.

                         WATSON PHARMACEUTICALS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


NOTE F - ADOPTION OF NEW ACCOUNTING PRINCIPLES

Reporting comprehensive income

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. Watson's comprehensive income is composed of net income and the unrealized gain on equity securities. The adoption of SFAS 130 had no effect on the Company's consolidated results of operations, financial position or cash flows. The components of comprehensive income during the three and nine months ended September 30, 1998 and 1997, were as follows (in thousands):

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   ------------------    ------------------
                                     1998     1997         1998      1997
                                   --------  --------    --------  --------

Net income                          $33,825  $27,598      $78,413  $ 60,761
Unrealized gain on
 equity securities, net of tax          263   11,982        4,912    44,132
                                    -------  -------      -------  --------
Comprehensive income                $34,088  $39,580      $83,325  $104,893
                                    =======  =======      =======  ========

Disclosures about segments of an enterprise and related information

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is required to be adopted for the Company's year ending December 31, 1998. SFAS 131 requires that certain financial information regarding operating segments be publicly reported on the same basis as used internally by management to evaluate segment performance. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

                         WATSON PHARMACEUTICALS, INC.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three Months Ended September 30, 1998 and 1997

Product sales for the three months ended September 30, 1998 were $145.9 million compared to $91.8 million for the three months ended September 30, 1997, an increase of $54.1 million or 59%. The sales increase was primarily due to i) sales of certain of the Company's established off-patent and certain dermatology products, ii) sales of certain women's health products acquired in the fourth quarter of 1997 and iii) sales of products previously marketed by Rugby, which was acquired in February 1998.

Gross profit margins decreased to 61% in the third quarter of 1998 from 62% in the third quarter of 1997. This decrease was due primarily to a higher proportion of off-patent products sold in the third quarter of 1998 than in the third quarter of 1997. The increased sales of off-patent products were largely due to Watson's sales of products previously marketed by Rugby.

Research and development expenses increased to $8.4 million in the three months ended September 30, 1998 from $4.2 million in the comparable 1997 period. This increase was due to the acquisition of Rugby and increased activity in the Company's research and development of branded and off-patent pharmaceutical products.

Selling, general and administrative expenses were $23.0 million for the third quarter of 1998, compared to $11.6 million in the year-ago period. The increased selling and marketing expenses were due primarily to sales force costs, advertising and other promotional expenses incurred in support of the Company's branded products. The Company more than doubled the number of its sales and marketing personnel from September 1997 to September 1998 through internal growth and the Rugby acquisition. General and administrative expenses also increased in support of the Company's growth.

Amortization expense in the third quarter of 1998 increased to $5.6 million from $3.3 million in the third quarter of 1997, due to the acquisition of certain product rights in the fourth quarter of 1997. Watson has capitalized such acquired product rights and is amortizing them over estimated lives of 17 years. In addition, the 1998 period reflects amortization of goodwill related to the Rugby acquisition. Goodwill is amortized on the straight-line method over an estimated life of 20 years. No goodwill amortization was recorded in the 1997 period.

Equity in earnings from joint ventures increased slightly to $1.9 million in the third quarter of 1998 as compared to $1.8 million in the 1997 period. Compared to the year-ago period, a decrease in the 1998 earnings of Somerset Pharmaceuticals, Inc. ("Somerset"), was more than offset by a smaller 1998 loss from Watson's ANCIRC joint venture with Andrx Corporation. In recent years, the Company's earnings from Somerset have been negatively impacted by increased competition on Eldepryl(R) (which lost patent exclusivity in 1996) and increased research and development expenses at Somerset.

                         WATSON PHARMACEUTICALS, INC.


Interest expense increased during the third quarter of 1998, due to the Company's $150.0 million offering of senior unsecured notes in May 1998. These notes have a stated annual rate of 7 1/8% and were sold at a discount, to yield an effective annual interest rate of 7 1/4% to the Company.

The provision for income taxes increased to $20.0 million in the third quarter of 1998, compared to $14.8 million in 1997 third quarter. The effective income tax rate was 37% and 35% for the three months ended September 30, 1998 and 1997, respectively.

Results of Operations - Nine Months Ended September 30, 1998 and 1997

Product sales for the nine months ended September 30, 1998 were $409.7 million compared to $214.3 million for the nine months ended September 30, 1997, an increase of $195.4 million or 91%. The sales increase was primarily due to i) sales of certain of the Company's established off-patent and certain dermatology products, ii) sales generated by Rugby, which was acquired in February 1998, and
iii) sales generated from products acquired in the second half of 1997, which included Dilacor XR(R) and certain women's health products. Watson reported no royalty income in the nine months ended September 30, 1998 due to its purchase of the rights to Dilacor XR(R) in June 1997. In the 1997 nine-month period, the Company reported royalty income of $14.2 million.

Gross profit margins increased to 62% in the first nine months of 1998 compared to 59% in the first nine months of 1997. This increase was due to a higher percentage of branded products sold in the nine months ended September 30, 1998, as compared to the first nine months of 1997. Generally, branded pharmaceutical products have higher gross profit margins than off-patent pharmaceutical products.

Research and development expenses increased to $22.4 million for the nine months ended September 30, 1998 from $13.0 million for the 1997 period. This increase was due to Watson's acquisition of Rugby and increased activity in the research and development of branded and off-patent pharmaceutical products.

Selling, general and administrative expenses were $67.2 million for the nine months ended September 30, 1998, compared to $31.8 million for the 1997 period. The increased expenses were due primarily to sales force costs, advertising and other promotional expenses incurred in support of the Company's branded products. General and administrative expenses increased in 1998 due to the acquisition of Rugby and the payment of certain severance amounts associated with management changes in the first quarter of 1998.

                         WATSON PHARMACEUTICALS, INC.


Amortization expense for the nine months ended September 30, 1998 increased to $15.6 million from $3.3 million for the 1997 period, primarily due to the amortization of product rights acquired in 1997 and the amortization of goodwill associated with the Company's acquisition of Rugby in February 1998.

In connection with the Rugby acquisition during the first quarter of 1998, the Company recorded a special one-time charge of $18.8 million for the write-off of in-process research and development associated with Rugby's wholly owned subsidiary, Chelsea Laboratories, Inc. Watson based this charge on an assessment, in conjunction with an independent valuation firm, of the value of purchased research and development at Rugby. In the nine months ended September 30, 1997, the Company recorded a one-time charge of $14.7 million for costs incurred in connection with its acquisitions of Oclassen Pharmaceuticals, Inc. and Royce Laboratories, Inc. These costs included investment banking fees and other merger-related expenses.

Equity in earnings from joint ventures decreased $4.0 million, or 41%, to $5.7 million for the nine months ended September 30, 1998 as compared to $9.7 million for the 1997 period, due primarily to lower earnings from Somerset. The decreased Somerset earnings were due in part to increased competition on Eldepryl(R) and Somerset's increased research and development expenses.

Investment and other income in the nine months ended September 30, 1998, as compared to the 1997 period, decreased by $4.8 million to $5.0 million due to lower average cash and marketable securities balances. The lower average cash and marketable securities balances were the result of cash used in the Company's product acquisitions during the second half of 1997 and the acquisition of Rugby in February 1998.

Increased interest expense for the nine months ended September 30, 1998, compared to the 1997 period, was due to the May 1998 $150.0 million note offering.

The provision for income taxes increased to $57.2 million for the first nine months of 1998, compared to $37.1 million in the 1997 period. The effective income tax rate was 42% and 38% for the nine months ended September 30, 1998 and 1997, respectively. The increase in the Company's effective income tax rate in 1998 as compared to 1997 was due primarily to the non-deductibility of the charge for acquired in-process research and development incurred in connection with the Rugby acquisition.

                         WATSON PHARMACEUTICALS, INC.


Liquidity and Capital Resources

The Company's working capital increased from $146.9 million at December 31, 1997 to $275.2 million at September 30, 1998. This $128.3 million increase was primarily due to the Company's operating cash flows of $113.6 million in the nine months ended September 30 1998, working capital acquired in the February 1998 Rugby acquisition and proceeds from the $150.0 million note offering in May 1998. These increases were partially offset by payments in 1998 of $100.0 million related to the purchase of product rights and $71.5 million for the acquisitions of Rugby and The Nicobrand Company, a manufacturer of nicotine polacrilex resin.

The growth in the Company's accounts receivable and inventory balances is the result of increased product sales and Watson's acquisition of Rugby. The Company performs ongoing credit evaluations of its customers and maintains reserves for potentially uncollectible accounts and obsolete inventory. Actual losses have not exceeded management's expectations.

In April 1998, the Company filed a $300 million universal shelf registration ("the Registration Statement") with the Securities and Exchange Commission. In May 1998, pursuant to the Registration Statement, the Company issued $150.0 million of 7 1/8% per annum senior unsecured notes due May 2008.

In addition to the senior unsecured notes described above, at September 30, 1998 the Company had long-term debt outstanding of approximately $1.6 million.
During the quarter ended September 30, 1998, the Company did not renew a bank credit facility totaling $30.0 million. Watson had made no borrowings under this credit facility.

Management believes that current cash balances and the cash provided from operations will be sufficient to meet the Company's normal operating requirements during the coming year.

The Company continues to review additional opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with its existing business. Watson could use sources including cash and financing sources discussed herein, or financing sources which subsequently become available to the Company, to fund additional acquisitions or investments. If a material acquisition or investment is completed, the Company's operating results and financial condition could change materially in future periods, including the possibility of a quarterly net loss due to a one-time charge associated with the write off of acquired in-process research and development.

                         WATSON PHARMACEUTICALS, INC.


Year 2000 Compliance Program

Watson has instituted a program to determine whether its computerized information systems are able to interpret dates beyond the year 1999 (the "Year 2000 Compliance Program"). An inability to interpret dates beyond 1999 could cause computer system errors or system failure, potentially leading to disruptions in operations. The scope of the Company's Year 2000 Compliance Program was initially focused on Watson's primary business application systems, including manufacturing, sales, distribution and finance. This stage has been completed and management believes that these systems are currently Year 2000 compliant. The second phase of the Year 2000 Compliance Program is underway and includes all internal network systems, personal computers and telecommunications systems. These systems are expected to be Year 2000 compliant by approximately March 1999. In the third quarter of 1998, Watson began the final phase in its Year 2000 Compliance Program, which is a review of external entities having significant relationships with the Company. Initial communication with these entities has commenced and the Company expects its review of these external entities to be completed by June 1999.

The aggregate cost of Watson's Year 2000 Compliance Program has not been and is not expected to be material to its consolidated financial position or results of operations. The Company's management believes that an adequate program is in place in order to be Year 2000 compliant, however, there can be no assurance that this program ultimately will be successful. Watson is developing a contingency plan for unanticipated Year 2000 exposure, and it intends to incorporate the plan as part of its overall efforts to ensure that its systems are Year 2000 compliant on a timely basis. Any unanticipated failure in the Company's internal systems to be Year 2000 compliant, or any failure by a material third party to bring its own systems into compliance, could have a material adverse effect on Watson's business, its financial position and its results of operations.

The foregoing represents a Year 2000 readiness disclosure entitled to protection as provided in the Year 2000 Information and Readiness Disclosure Act.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE EVENTS

This report may contain certain statements of a forward-looking nature relating to future events or future business performance. Any such statements that refer to Watson's estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect Watson's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the success of Watson's product development activities and the timeliness with which regulatory authorizations and product roll-out may be achieved, market acceptance of Watson's products and the impact of competitive products and pricing, the availability on commercially reasonable terms of raw materials and other third party sourced products, dependence on sole source suppliers, successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions, the ability to timely and cost effectively integrate acquisitions, exposure to product liability and other lawsuits and contingencies, the successful and timely implementation of the Company's Year 2000 Compliance Program, and other risks and uncertainties detailed from time to time in Watson's Securities and Exchange Commission filings.

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

The Company's investment in Andrx, which was stated at a fair value of $98.9 million at September 30, 1998, is composed of 2.7 million shares of Andrx common stock. This investment has exposure to price risk, as the Andrx common stock is a publicly traded equity security. The following table sets forth the Andrx quarterly high and low share price information, based on published financial sources, for 1997 and through September 30, 1998:

                 1997, by quarter          High          Low
                 ----------------        ----------   ----------
                 First                       $26.75       $15.25
                 Second                      $38.75       $20.50
                 Third                       $45.63       $31.75
                 Fourth                      $47.00       $28.75

                 1998, by quarter
                 ----------------
                 First                       $38.25       $24.50
                 Second                      $42.63       $28.13
                 Third                       $43.00       $25.88


PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to certain lawsuits and legal proceedings, which are described in Part I, Item 3, "Legal Proceedings," of the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997. The following is a description of material developments during the period covered by this Quarterly
Report:

Rugby has been named as a defendant in several additional product liability suits relating to the use of phentermine hydrochloride. Watson Laboratories, Inc. (a wholly owned subsidiary of the Company) has also been named as a defendant in certain of such suits as Rugby's successor. Hoechst Marion Roussel, Inc. (the former parent of Rugby) has agreed to indemnify the Company for any liability arising from such cases and is currently controlling the defense of these matters. No assurances can be made that Rugby or any other Watson affiliate will not be named as a defendant in additional phentermine hydrochloride lawsuits.

                         WATSON PHARMACEUTICALS, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
              27.1  Financial Data Schedule (EDGAR version only)

     (b) Reports on Form 8-K:
              None

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



                                           WATSON PHARMACEUTICALS, INC.
                                                  (Registrant)

                                      By:        /s/ ALLEN CHAO
                                          -------------------------------------
                                                    Allen Chao, Ph.D.
                                          Chairman, Chief Executive Officer and
                                                        President
                                               (Principal Executive Officer)


                                      By:      /s/ MICHAEL BOXER
                                          -------------------------------------
                                                   Michael Boxer
                                              Chief Financial Officer
                                           (Principal Financial Officer)


                                      By:         /s/ CHATO ABAD
                                          -------------------------------------
                                                     Chato Abad
                                               Vice President-Finance
                                           (Principal Accounting Officer)



Dated: November 16, 1998