Form 10-Q/A
period 1998-09-30
WATSON PHARMACEUTICALS INC
filed 1998-11-25
CIK 884629

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

                         WATSON PHARMACEUTICALS, INC.

                           INDEX TO THE FORM 10-Q/A
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



INFORMATIONAL NOTE:
------------------

This Form 10-Q/A has been filed solely to amend certain matters related to Somerset Pharmaceuticals, Inc. contained in Note D of the Notes to Consolidated Financial Statements under Part 1, Item 1.



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

Somerset has been named as a defendant in a complaint filed by the trustee to the bankruptcy estates of FoxMeyer Corporation and its related entities in the U.S. Bankruptcy Court for the District of Delaware. The complaint alleges that Somerset received preferential payments of approximately $3.4 million from the bankruptcy estates and seeks reimbursement from Somerset of such amounts. Somerset has filed an answer to the complaint denying the allegations.


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

                         WATSON PHARMACEUTICALS, INC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
              27.1  Financial Data Schedule (previously filed)

     (b) Reports on Form 8-K:
              None

                         WATSON PHARMACEUTICALS, INC.


                                   Signatures


Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to its report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



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



Dated: November 25, 1998