Form 10-K
period 1998-12-31
WATSON PHARMACEUTICALS INC
filed 1999-03-31
CIK 884629

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                        Commission File Number: 0-20045

                               ----------------

                         WATSON PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

                               ----------------

                   Nevada                                        95-3872914
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                      311 Bonnie Circle, Corona, CA 91720
                   (Address of principal executive offices)

                                (909) 270-1400
             (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.0033 Par Value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value, as of March 15, 1999, of Common Stock held by non-affiliates of the registrant: $3,717,276,908 based on the last reported sale price on the New York Stock Exchange.

  Number of shares of Common Stock outstanding on March 15, 1999: 95,592,406

                      DOCUMENTS INCORPORATED BY REFERENCE

  The registrant intends to file a definitive Proxy Statement pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 1998. Portions of such Proxy Statement are incorporated by reference in Part III of this report.
===============================================================================

                                    PART I

ITEM 1. BUSINESS

  Unless otherwise specified, reference to "Watson" or the "Company" refers to Watson Pharmaceuticals, Inc. and its subsidiaries as of December 31, 1998, and unless otherwise indicated excludes TheraTech, Inc., which was acquired in January 1999 (as discussed below). Eldepryl(R) and Zarontin(R) are registered trademarks of Somerset Pharmaceuticals, Inc. ("Somerset") and Warner-Lambert Company, respectively. All other marks are trademarks of the Company. For full prescribing information for any Watson Product, please contact the Company at
(800) 272-5525.

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

  The Company's estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect Watson's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the success of Watson's product development activities and the timeliness with which regulatory authorizations and product roll-out may be achieved, market acceptance of Watson's products and the impact of competitive products and pricing, the availability on commercially reasonable terms of raw materials and other third party sourced products, dependence on sole source suppliers, successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions, the ability to timely and cost effectively integrate acquisitions, exposure to product liability and other lawsuits and contingencies, the successful and timely implementation of the Company's Year 2000 Compliance Program, and other risks and uncertainties detailed in this report and from time to time in Watson's other Securities and Exchange Commission ("SEC") filings.

  Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors that may be discussed with each forward-looking statement in this report or disclosed in the Company's filings with the SEC as such factors, in some cases, could affect the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

OVERVIEW

  Watson Pharmaceuticals, Inc., incorporated in 1985, is engaged in the development, production, marketing and distribution of branded and off-patent pharmaceutical products. The Company's products include therapeutic and preventive agents generally sold by prescription or over-the-counter (OTC) for the treatment of human diseases and disorders.

Branded Pharmaceutical Products

  New pharmaceutical products are often patented and, as a result, generally are offered by a single provider when first introduced to the market. In addition to patented products, certain trademarked off-patent products which are promoted directly to healthcare professionals are treated by Watson as branded pharmaceutical products.

  The Company's branded pharmaceutical business operates primarily in the following specialty areas: Dermatology, Women's Health, Neurology/Psychiatry and Primary Care. Watson has strategically focused on these markets due to their anticipated growth opportunities. The Company believes that the nature of these markets and the identifiable base of physician prescribers provide it with the opportunity to achieve significant market penetration through its specialized sales forces. The Company believes its branded pharmaceutical products tend to generate more stable earnings over a longer period, in large part through higher margins. The Company intends to continue to expand its branded product portfolio through internal product development and acquisition or may also choose to enter into collaborative or licensing agreements with third parties at various stages of product development.

Off-Patent Pharmaceutical Products

  When the relevant patents no longer protect a branded product (either due to the patent's expiration or otherwise), opportunities exist for third parties to introduce generic counterparts to the branded product. Such generic or off-patent pharmaceutical products are therapeutically equivalent to their brand-name counterparts and are generally sold at prices significantly less than the branded product. Accordingly, off-patent pharmaceuticals provide a safe, effective and cost-efficient alternative to users of branded products.

  The Company is recognized as a leader in the development, manufacture and sale of off-patent pharmaceutical products. With respect to off-patent products, the Company's strategy is to enter markets where it enjoys competitive advantages. In this regard, the Company targets for development drugs that are difficult to formulate or manufacture, or that will complement its existing portfolio, or that will otherwise assist it in making its product line more complete.

Revenues From Pharmaceutical Sales

  Company revenues for the last three fiscal years were derived as follows:

                                   For the Years Ended December 31,
                                ----------------------------------------------
                                    1998          1997             1996
                                ------------  ---------------  ---------------
                                   $      %      $         %      $         %
                                -------- ---  --------    ---  --------    ---
                                           ($ in thousands)
   Off-patent product sales...  $329,805  59% $200,890     59% $189,275     75%
   Branded product sales......   226,343  41   123,125     37    34,364     14
   Royalty income from branded
    sales.....................         0   0    14,249(1)   4    27,162(1)  11
                                -------- ---  --------    ---  --------    ---
     Total revenues...........  $556,148 100% $338,264    100% $250,801    100%
                                ======== ===  ========    ===  ========    ===

--------
(1) Following Watson's acquisition of the U.S. rights to Dilacor XR(R) from Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") as of June 30, 1997, no further royalty income was earned.

SUMMARY OF RECENT TRANSACTIONS

  Several acquisitions have contributed to the Company's growth over the past year. In February 1998, the Company acquired from Hoechst Marion Roussel, Inc. ("HMR") The Rugby Group, Inc. ("Rugby"), a developer and marketer of off-patent pharmaceutical products, for approximately $67.5 million in cash (exclusive of certain contingent payments). The Company also entered into a supply agreement with HMR under which Watson currently purchases certain off-patent products.

  In November 1998, the Company acquired three branded oral contraceptive products from G. D. Searle & Co. ("Searle"), Norinyl(R), Brevicon(R), and Tri-Norinyl(R), for $120.0 million cash. The Company and Searle also entered into a supply agreement under which the Company is currently purchasing these products. Under the supply agreement with Searle, the Company has the right to purchase these products from Searle for three years; the first two years in finished packaged form and the third year in bulk tablet form.

  In January 1999, Watson acquired TheraTech, Inc. ("TheraTech"), a leading drug-delivery company, in a share for share exchange for approximately 5.8 million Watson common shares. TheraTech develops advanced, controlled-release and other drug-delivery products which administer drugs through the skin, by oral delivery to the gastrointestinal tract, through tissues in the oral cavity, through absorption in the lungs and by other means. TheraTech believes its products provide advantages over existing controlled-released drug-delivery products and conventional oral, injectable, inhalation and continuous infusion methods by increasing efficacy, safety, bioavailability and/or patient compliance and comfort. TheraTech focuses its research and development efforts on the design and development of improved delivery systems for off-patent and proprietary drugs.

  The U.S. Food and Drug Administration ("FDA") has approved for marketing three of TheraTech's developed products. Two of these products, the Androderm(R) two and one half milligram (2.5 mg) testosterone transdermal system for men and the Alora(R) estradiol transdermal system for women, received marketing approval within one year of their respective initial submissions.

  As of March 15, 1999, TheraTech had 208 full-time and 9 part-time employees. Of the total number, 92 employees were engaged in research and development activities, 59 employees were in manufacturing, and 66 employees were in administrative capacities. TheraTech's management team consists of pharmaceutical industry specialists, including individuals with experience ranging from project conception and design to regulatory approval process and commercial production.

  TheraTech's principal facilities are located in Salt Lake City, Utah. These facilities include approximately 76,000 square feet of research and development, pilot manufacturing and packaging, and administrative space under one lease. The lease expires in May 1999 and has two, one-year renewal options. TheraTech has also entered into a 40-year lease, with an option to renew for an additional ten years, on approximately seven acres of land located in the University of Utah Research Park for its commercial manufacturing facility. TheraTech also maintains approximately 3,000 square feet of leased space for business development and related purposes in Tokyo, Japan.

  The Rugby, Searle and TheraTech transactions are more fully described in
Note 2 to the consolidated financial statements.

PRODUCTS

Branded pharmaceutical products

  The Company markets its branded products to physicians through its four principal sales groups: Dermatology, Women's Health, Neurology/Psychiatry and Primary Care. As of March 15, 1999, the Company marketed the following branded products:

 Dermatology

  Watson markets several products for the prevention and treatment of skin diseases. These products include Monodox(R) (doxycycline monohydrate), for the treatment of severe acne; Cordran(R) (flurandrenolide) and Cormax(TM) (clobetasol propionate), for the treatment of dermatoses; Condylox(R) (podofilox), for the treatment of genital warts; and Cinobac(R) (cinoxacin), for the treatment of urinary tract infections.

 Women's Health

  The Company markets a variety of oral contraceptive products. These products include Zovia(TM) (ethynodiol diacetate & ethinyl estradiol), Levora(R) (levonorgestrel), Nor QD(R) (norethindrone), Trivora(R) (levonorgestrel and ethinyl estradiol tablets, USP--Triphasic Regimen), Norinyl(R) (norethindrone and ethinyl estradiol), Brevicon(R) (norethindrone and ethinyl estradiol), and Tri-Norinyl(R) (norethindrone and ethinyl estradiol).

 Neurology/Psychiatry

  Watson markets three central nervous system products: Loxitane(R) (loxapine succinate), for the treatment of psychotic disorders, Zarontin(R)
(ethosuximide), for the treatment of pediatric epilepsy and Eldepryl(R) (selegiline), a product of Somerset, for the treatment of Parkinson's disease. These products are sold into this growing specialty market, exclusively to psychiatrists and neurologists.

 Primary Care

  The Company markets three products directly to primary care physicians. These products are Norco(TM) (hydrocodone bitartrate & acetaminophen), a branded off-patent analgesic; and Microzide(R) (hydrochlorothiazide) and Dilacor XR(R), which are both used in the treatment of hypertension and angina. In 1997, sales of Dilacor XR(R) accounted for approximately 19% of total revenues following Watson's June 1997 purchase of Dilacor XR(R). In 1998, sales of Dilacor XR(R) accounted for approximately 15% of total revenues. The Company expects that the significance of Dilacor XR(R) as a percentage of total revenues will continue to decline as a result of new product introductions and acquisitions, increased revenues from existing products and increased competition; and that Dilacor XR(R) will not represent a significant portion of Watson's revenues in 1999.

Off-patent pharmaceutical products

  Watson manufactures and markets more than 85 off-patent prescription products in capsule or tablet forms in approximately 166 dosage strengths. The Company markets its off-patent products to drug wholesalers, distributors and retailers, including chain drug stores, hospitals, clinics, governmental agencies, and managed healthcare providers such as health maintenance organizations and other institutions.

  Watson's sales of off-patent drugs have increased significantly in recent years. The Company believes that this growth is attributable to a number of factors, including (a) acquisitions by the Company in 1997 and 1998, (b) modification of certain federal and state laws to permit or mandate substitution of off-patent drugs by pharmacists, (c) the enactment of abbreviated procedures for obtaining FDA approval to manufacture off-patent prescription drugs, (d) changes in government and third-party payor reimbursement policies to encourage cost containment by health care providers and consumers, (e) increased acceptance of off-patent drugs by physicians, pharmacists and consumers, and (f) an increasing number of products which have lost patent protection.

  During 1998, the hydrocodone bitartrate & acetaminophen off-patent product group accounted for approximately 13% of total revenues. In 1997, the hydrocodone bitartrate & acetaminophen off-patent product group accounted for approximately 21% of total revenues and in 1996 this same product group accounted for 29% of total revenues.

JOINT VENTURES

  Watson has made substantial investments in pharmaceutical joint ventures and may utilize this method of investment in the future. The Company does not control these joint ventures or the commercial exploitation of the branded and off-patent products they develop, manufacture and/or market, although Watson does market Somerset's Eldepryl(R). Further, there is no assurance that such joint ventures will be profitable, or if profitable currently, will continue to be profitable.

  The Company owns a 50% interest in Somerset, a joint venture with Mylan Laboratories, Inc. Currently, Somerset's only marketed product is Eldepryl(R). Somerset, however, is actively involved in research projects regarding additional indications for Eldepryl(R) and other chemical compounds. In addition, the Company owns a 50% interest in ANCIRC, a joint venture with Andrx Corporation ("Andrx"), that is developing off-patent pharmaceutical products utilizing Andrx's controlled-release technology. In 1998, ANCIRC received one abbreviated new drug application ("ANDA") product approval from the FDA and as of March 15, 1999, ANCIRC had one ANDA under review with the FDA. At December 31, 1998, Watson owned approximately 17.7% of the outstanding common stock of Andrx. The Company also has a warrant to purchase 337,079 shares of Andrx common stock (which represented approximately 2.2% of the outstanding shares of Andrx common stock at December 31, 1998) at an exercise price of $8.90 per share.

PRODUCT DEVELOPMENT

  The Company devotes significant resources to the research and development of branded and off-patent products. During the three years ended December 31, 1998, the Company incurred research and development expenditures of $30.8 million, $18.1 million and $22.9 million, respectively. There can be no assurance that any of the products currently in development will receive the required regulatory approvals from the FDA or be commercially successful if ultimately approved.

  Watson's research and development strategy focuses on the following product development areas: (a) expansion of its existing oral immediate-release products with respect to additional dosage strengths, (b) off-patent drugs that are technically difficult to develop or make because of unusual factors that affect their shelf life or bioequivalence or are sold in smaller specialized markets, (c) the development of sustained-release technologies and the application of these technologies to existing products, (d) the application of proprietary drug-delivery technology for new product development in specialty areas, and (e) medium-to-late stage new drug opportunities.

  Watson maintains research and development facilities in Corona, California, Miami, Florida and Cincinnati, Ohio.

Branded product development

  Watson continues to develop certain branded products, some of which utilize novel drug-delivery systems. Such branded products generally require FDA approval of a New Drug Application ("NDA") prior to marketing. The Company is also developing proprietary products through a combination of internal and collaborative programs, including joint ventures. Watson's proprietary product development continues to emphasize mid-to-late-stage new drug opportunities that can quickly be brought to market.

  The Company is focusing its proprietary drug development efforts in the three specialty areas where Watson has existing sales and marketing presence, namely Women's Health, Neurology/Psychiatry and Dermatology. Products currently in development include: a hormone replacement therapy, a dermatology product, a central nervous system product, and an analgesic product.

  In recent years, Somerset has increased its research and development spending in order to (a) develop additional indications for selegiline (the parent compound of Eldepryl(R)), using a transdermal delivery system and (b) develop and evaluate different therapeutic areas using selegiline and other compounds. Clinical studies using the selegiline transdermal system (STS) in major depression were completed in 1998.

Off-patent product development

  Watson intends to continue to concentrate its development activities in areas that offer significant opportunity and that allow Watson to develop competitive advantages. For instance, the Company has focused its development efforts on technically difficult-to-formulate products, or products that require advanced manufacturing technology. By so doing, the Company seeks to secure a competitive advantage and increased profitability with these products. In addition, when evaluating which drug development projects to undertake, Watson considers whether the product, once developed, will complement other products in its portfolio, or will otherwise assist in making the Company's product line more complete.

  The Company's acquisition of Royce Laboratories, Inc. ("Royce") in 1997 and Rugby in 1998 has increased its resources in the area of off-patent product development. The Company presently has submissions for approval pending before the FDA representing 17 separate products of varying dosage strengths. During 1998 and through March 15, 1999, Watson received 10 off-patent product approvals from the FDA.

  As of March 15, 1999, the Company believed that it received the first ANDA approval for approximately 40 products and/or dosage strengths. Also as of March 15, 1999, the Company believed that it received the sole ANDA approval for approximately 13 products and/or dosage strengths.

  Over the next few years, patent protection on a relatively large number of branded drugs will expire, thereby providing additional off-patent product opportunities. The branded products targeted for off-patent development include those with specialized or growing markets as well as those products with U.S. sales exceeding $50 million.

SALES AND MARKETING

  The Company sells its pharmaceutical products to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions.

Branded products

  The Company markets its branded products through its specialty sales groups:
Dermatology, Women's Health, Neurology/Psychiatry and Primary Care. Each of these sales groups focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and each offers products to satisfy the needs of these specialty physicians. The Company believes that this focused marketing approach enables it to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

  During 1998, the Company continued to develop the sales forces for each therapeutic area as well as the marketing infrastructure to support sales efforts in these specialty areas. The Company's branded products sales group had grown to include more than 350 sales representatives by the end of 1998.

Off-patent products

  Customer service activities are an integral part of the Company's sales and marketing operations. The Company endeavors to maintain adequate inventories, make timely delivery of its products and provide technical and other service support to its customers. During 1998, Rugby's telemarketing organization and other sales and marketing personnel were integrated into the Company's existing infrastructure, enhancing its sales and marketing efforts in the off-patent product area.

Customers

  The Company markets its products primarily to pharmaceutical wholesalers, drug distributors, and chain drug stores that in turn market to retailers, managed care entities, hospitals and government agencies. Watson sells its dermatology products under the "Oclassen Pharmaceuticals" label. Watson has witnessed a consolidation of its customers, as chain drug stores and wholesalers merge or consolidate. In addition, a number of the Company's customers have instituted source programs that limit the number of suppliers of off-patent pharmaceutical products carried by that customer. As a result of these developments, there is heightened competition among off-patent drug producers for the business of this smaller and more selective customer base.

  The Company ships products pursuant to purchase orders. In 1998, two customers accounted for 17% and 12%, individually, of the Company's product sales. In 1997, these same two customers accounted for 12% and 11%, individually, of the Company's product sales. In 1996, one customer accounted for 10% of product sales.

Competition

  The pharmaceutical industry is highly competitive, and in many cases, highly regulated. Watson's competitors vary depending upon categories, and within each product category, upon dosage strengths and drug-delivery systems. Such competitors include the major brand name and off-patent manufacturers of pharmaceuticals, especially those doing business in the United States. Many competitors have been in business for a longer period of time than Watson, have a greater number of products on the market and have greater financial and other resources. Watson competes principally through its targeted product development strategies. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and access to technical information.

  Newly introduced off-patent products with limited or no off-patent competition are typically sold at higher selling prices, often resulting in increased gross profit margins. As competition from other manufacturers intensifies selling prices typically decline. Consequently, the maintenance of profitable operations depends, in part, on the Company's ability to maintain efficient production capabilities and to develop and introduce new products in a timely and cost-effective manner.

  Revenues and gross profit derived from the sales of off-patent pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods mandated by regulatory authorities expire, the first off-patent manufacturer to receive regulatory approval for off-patent equivalents of such products is generally able to achieve a relatively high market share. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline. Accordingly, the level of market share, revenues and gross profit attributable to a particular off-patent product is normally related to (a) the number of competitors in that product's market and (b) the timing of that product's regulatory approval, in relation to competing approvals. In addition to competition from other off-patent drug manufacturers, the Company faces competition from brand name companies as they increasingly sell their products into the off-patent market by establishing, acquiring or forming licensing or business arrangements with other off-patent pharmaceutical companies.

  With respect to its branded products, the competitive environment requires an intensive search for technological innovations and the Company's ability to market the products effectively, including its ability to communicate the effectiveness, safety and value of the Company's branded products to healthcare professionals in private practice, group practices and managed care organizations.

SUPPLIERS AND MATERIALS

  The principal components used in the Company's products are active and inactive pharmaceutical ingredients and packaging materials. The Company maintains its own manufacturing capabilities but also contracts with third parties for the manufacture of a number of its finished products. Certain third-party components and finished products (including certain products that have historically accounted for a significant portion of Watson's revenues) are currently available only from sole or limited suppliers. The FDA (and in some cases, other regulatory agencies) must approve suppliers for the Company's products. The Company's third-party suppliers are required by the Federal Food, Drug and Cosmetic Act and by FDA regulations to follow current Good Manufacturing Practices ("cGMP"). Accordingly, the Company is dependent upon its suppliers to comply with such requirements or similar standards imposed by foreign regulators. Arrangements with foreign suppliers are subject to certain additional risks, including the availability of governmental clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds. If any of the components or finished products were no longer available from an existing approved source, a qualified alternative would have to be located. This process could delay the manufacture and sale of such products. In addition, there can be no assurance that the Company will continue to be able to obtain such items on a timely basis or at commercially reasonable prices. Any extended inability to timely obtain components or finished products, or any significant price increases that cannot be passed on to customers, could have a material adverse effect on the Company. From time to time, certain outside suppliers have experienced regulatory difficulties that have inhibited their ability to deliver products to the Company. To the extent such regulatory difficulties cannot be resolved within a reasonable time, the resulting delay could have a material adverse effect on the Company.

PATENTS AND PROPRIETARY RIGHTS

  Watson believes that protection of its patents, proprietary products, technologies, processes and know-how is important to its business. The Company maintains an active patent program and has numerous issued and pending United States patents. The Company also seeks patent protection in major foreign pharmaceutical markets, and has a number of foreign patents that are issued and pending.

  There can be no assurance that Watson's patents or those of its competitors will be held valid by a court of competent jurisdiction. There also can be no assurance that pending patents will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or to provide the Company with a competitive advantage. Watson relies on non-disclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to the Company's trade secrets and proprietary knowledge.

  Watson may find it necessary to initiate litigation to enforce its patent rights, to protect its trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. In addition, any time the Company files an ANDA in which it certifies that its product is not infringing or that the patent covering the NDA patent is invalid, the patent holder may file suit against the Company for patent infringement. Patent litigation can be costly and time-consuming, and there can be no assurance that the Company's litigation expenses will not be significant in the future or that the outcome of such litigation will ultimately be favorable to the Company.

GOVERNMENT REGULATION

  All pharmaceutical manufacturers are subject to extensive regulation by the federal government, principally the FDA and, to a lesser extent, by state and local governments. The Federal Food, Drug and Cosmetic Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to enter into supply contracts or to approve NDAs or ANDAs, civil sanctions and criminal prosecution. The FDA also has the authority to revoke previously granted drug approvals. From time to time, the FDA issues notices and warning letters to pharmaceutical manufacturers that request or require the manufacturer to modify certain activities with which the FDA finds fault. To facilitate compliance, the Company from time to time may institute voluntary compliance programs.

  The FDA's cGMP standards have become more complex in recent years. The ANDA drug development and approval process now averages approximately two to five years. FDA approval is required before each dosage form of any new drug can be marketed. Applications for FDA approval must contain information relating to bioequivalency, product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. FDA procedures require full-scale manufacturing equipment to be used to produce test batches for FDA approval. Validation of manufacturing processes by the FDA also is required before a Company can market new products. The FDA conducts pre-approval and post-approval reviews and plant inspections to enforce these rules. Supplemental filings are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted.

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

  The Hatch-Waxman Act of 1984 extended the established ANDA application procedure for obtaining FDA approval of generic forms of brand-name drugs, which were originally marketed before 1962 or whose market exclusivity has expired. Upon filing an ANDA application with the FDA, the Company must make one of five certifications with respect to patents. If the Company certifies that its product is not infringing or that the NDA patent is invalid, then a NDA patent holder can file suit against the ANDA applicant. Once a suit is filed, the FDA is prohibited from approving the ANDA for thirty months or until the suit is litigated. The Hatch-Waxman Act also provides market exclusivity provisions that could preclude the submission or delay the approval of a competing ANDA. One such provision allows a five-year market exclusivity period for NDAs involving new chemical compounds and a three-year market exclusivity period for NDAs (including different dosage forms) containing new clinical investigations essential to the approval of the application. The market exclusivity provisions apply equally to patented and non-patented products. Another provision of the Hatch-Waxman Act may extend patents for up to five years as compensation for reduction of the effective life of the patent as a result of time spent by the FDA reviewing a drug application. In addition, recent changes to the patent law resulting from passage of the Uruguay Round Agreements Act ("URAA") will lengthen the term of some granted patents. Generally, patents have terms that are the longer of 17 years from patent grant or 20 years from patent application.

  The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily debar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market off-patent drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending NDA or ANDA under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

  Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels, including requiring that all pharmaceutical manufacturers rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed drug sales. The required rebate is currently 11% of the average wholesale price for sales of Medicaid-reimbursed products marketed under ANDAs. For sales of medicaid-reimbursed products marketed under NDAs, manufacturers are required to rebate the greater of approximately 15.1% of the average wholesale price or, the difference between the average net sales price and the lowest net sales price during a specified period. The federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs to the public. The Company cannot predict the nature of such measures or their impact on the Company's profitability.

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

  It is impossible for the Company to predict the extent to which its operations will be affected under regulations discussed above or any new regulations that may be adopted by regulatory agencies.

SEASONALITY

  The Company's business, taken as a whole, is not materially affected by seasonal factors.

PERSONNEL

  As of December 31, 1998, the Company had 1,510 full-time employees. Of the Company's employees, 164 are engaged in research and development, 479 in manufacturing, 214 in quality assurance and quality control, 498 in sales and marketing, and 155 in administration. Employees are not represented by unions and the Company believes its relations with its employees are good.

BUSINESS--RISK FACTORS

  In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the following risk factors in evaluating Watson's business.

 Risks Associated with Investing in Watson Common Stock

Watson is dependent on product development and commercialization for continued growth and development.

  Watson's future results of operations will depend to a significant extent upon its ability to successfully commercialize new proprietary and off-patent pharmaceutical products in a timely manner. As a result, new products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals. Products currently in development by the Company may or may not receive the regulatory approvals necessary for marketing by Watson or other third-party partners. Furthermore, the development and commercialization process is time-consuming and costly, and we cannot assure you that any of Watson's products, if and when developed and approved, can be successfully commercialized. Risk particularly exists with respect to the development of proprietary products, because of the uncertainties and higher costs associated with research and development of such products and the unproven market acceptability of such products. Delays or unanticipated costs in any part of the process or the inability of Watson to obtain regulatory approval for its products, including failure to maintain its manufacturing facilities in compliance with all applicable regulatory requirements, could adversely affect Watson's operating results.

The effect of future transactions on Watson's business or stock price is uncertain.

  Watson regularly reviews potential transactions related to technologies, products or product rights and businesses complementary to its business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. In the future, Watson may choose to enter into such transactions at any time. The impact of transactions on the market price of a company's stock is often uncertain, but may cause substantial fluctuations to the market price. Consequently, you should be aware that any announcement of any such transaction could have a material adverse effect upon the market price of Watson's common stock. Moreover, depending upon the nature of any transaction, Watson may experience a charge to earnings, which could be material, and could possibly have an adverse impact upon the market price of Watson common stock. In connection with the TheraTech merger, Watson expects to record merger-related expenses of approximately $20 million in the first quarter of 1999. In addition, any such transaction could be disruptive to the management of Watson, and any such disruption could also have a material adverse effect on its business or financial condition.

Watson's stock price has experienced substantial volatility. Watson has not paid and does not intend to pay dividends.

  The market prices for securities of companies engaged primarily in the pharmaceutical industry have been volatile, and the market price of Watson common stock has been and may continue to be volatile. For example, the market price of Watson common stock fluctuated during the past twelve months between $30.50 per share and $63.00 per share and may continue to fluctuate. Generally market price fluctuations in a company's stock may be due to acquisition or other material public announcements, along with a variety of additional factors including, without limitation:

  (a) new product introductions,

  (b) the purchasing practices of the Company's customers,

  (c) changes in the degree of competition for a company's products,

  (d) the announcement of technological innovations or new commercial products by a company or its competitors,

  (e) governmental regulation,

  (f) regulatory approvals or regulatory issues,

  (g) developments relating to patents or proprietary rights,

  (h) publicity regarding actual or potential clinical results with respect to products under development by a company or others and

  (i) political developments or proposed legislation in the pharmaceutical or healthcare industry.

  Any of these factors, among others, could have a significant impact on the market price of Watson's common stock.

  The Company has not paid any cash dividends since inception, although certain of its wholly-owned subsidiaries may have paid dividends prior to a combination with Watson. Watson does not anticipate paying cash dividends in the foreseeable future.

The Company's issued common stock could experience dilution as a result of future transactions.

  In April 1998, Watson filed a registration statement with the SEC which allows Watson to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof, at such times and in such amounts as Watson deems appropriate. To date, Watson has issued $150 million in senior unsecured notes pursuant to such registration statement. In addition, (a) Watson may engage in future transactions, including the acquisition of technologies, products, product rights and businesses, which could involve the issuance of its securities and
(b) Watson has commitments pursuant to existing option plans and free-standing options and warrants which are likely to result in the issuance of additional shares of Watson common stock. The issuance of any securities for these or other reasons could result in dilution of existing shareholders' equity interest in Watson. In addition, the Watson Board of Directors has the authority to issue, without vote or action of shareholders, shares of preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of Watson common stock. The Watson Board of Directors has no present intention of issuing any such preferred series, but reserves the right to do so in the future.

 Risks Associated with Investing in the Business of Watson

The pharmaceutical industry is extensively regulated by various government agencies.

  All pharmaceutical manufacturers are subject to extensive, complex, costly and evolving governmental regulations and restrictions administered by the FDA, other federal and state agencies, and numerous governmental authorities in other countries. Moreover, Watson and certain of its vendors are subject to the periodic inspection of their facilities and operations and/or the testing of their products by the FDA, the U.S. Drug Enforcement Agency ("DEA"), the U.S. Environmental Protection Agency ("EPA") and similar state, local and foreign regulatory authorities. Each of these organizations conducts periodic inspections to confirm continued compliance with its regulations. In connection with such an inspection by FDA of the Company's Corona, California facility, the FDA issued to the Company a Warning Letter in January 1999. The Warning Letter related to the Company's cGMP compliance in areas such as documentation, training and laboratory controls. The Company has responded to the FDA and has adopted certain improvements to its procedures. Watson intends to implement certain additional corrective improvements and anticipates that these activities will be substantially completed within the next few months. The Company does not expect that expenditures for these improvements will be material. Product production at Watson's Corona facility has not been interrupted, and the Company expects that production will continue, while it implements the improvements.

  Failure to comply with governmental regulations could result in fines, unanticipated compliance expenditures, interruption of production and criminal prosecution. Although Watson has instituted internal compliance programs, we cannot assure you that such programs will meet regulatory agency standards and that any lack of compliance will not have a material adverse effect on Watson.

  The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and Watson cannot predict the extent to which it may be affected by legislative and regulatory developments. Watson is dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping its products. Consequently, there is always the chance that the FDA or other applicable agency will not approve products, or that the rate, timing and cost of such approvals will adversely affect Watson's product introduction plans or results of operations. The URAA, which became effective June 8, 1994, lengthens the term of existing and future patents by changing the patent term to the longer of 17 years from the date of patent grant or 20 years from the date of patent application. These URAA changes could postpone approval eligibility of some products.

Watson is dependent on key personnel for its continued growth and development.

  The success of Watson's present and future operations will depend, to a great extent, upon the experience, abilities and continued services of certain executive officers of Watson, including Allen Chao, Ph.D. The loss of the services of any of these officers could have a material adverse effect on the Company. Watson has entered into employment agreements with certain of its executive officers, including Dr. Chao. Watson does not carry key-man life insurance on any of its officers. Watson's success also will depend upon its ability to attract and retain other highly qualified scientific, managerial, sales and manufacturing personnel. However, there is a risk of departure of employees due to certain factors, including factors relating to the integration process following mergers. Competition for such personnel is intense. In this respect, Watson competes with numerous pharmaceutical and healthcare companies, as well as universities and nonprofit research organizations. We cannot assure you that Watson will continue to attract and retain qualified personnel.

Watson may not be able to obtain patent coverage or otherwise protect proprietary technology.

  Watson's success with its proprietary products will depend in part on its ability to obtain patent protection for its products. Watson has a number of U.S. and foreign patents issued and pending. However, we cannot assure you that Watson's patent applications will be approved, or if approved will be upheld in a court of law. We also cannot assure you that such patents will provide competitive advantages for their respective products or will not be challenged or circumvented by competitors.

  Watson also relies on trade secrets and proprietary know-how which it seeks to protect, in part, through confidentiality agreements with its partners, customers, employees and consultants. It is possible that these agreements will be breached or that they won't be enforceable in every instance, and that Watson will not have adequate remedies for any such breach. It is also possible that Watson's trade secrets will become known or independently developed by competitors.

  Watson may be required or may desire to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. We cannot assure you that Watson will be able to obtain these licenses on commercially reasonable terms, if at all, or that any licensed patents or proprietary rights will be valid or enforceable. In addition, intellectual property law is subject to change by the courts and other governmental bodies. For example, a 1997 Supreme Court ruling could impact a party's ability to enforce its patents and to defend against potential patent infringement claims by third parties. Watson's ability to commercialize its products will depend on it not infringing the valid patent rights of others. Litigation concerning patents and proprietary technologies can be protracted and expensive and brand companies are increasingly suing competitors as a way of delaying the introduction of competitors' products. Any such litigation may be costly and time consuming, and could result in a substantial delay in a new product introduction, any of which could have a material adverse effect on Watson's business, financial condition or results of operations.

Increased competition may cause reduced revenues and gross margins.

  Due to introduction of products from time to time that may compete with Watson's products, Watson may continue to experience increased price competition. Consequently, Watson may experience a reduction in future sales or gross margin of such products which, absent additional offsetting revenues, could have a material adverse effect on the financial condition and results of operations of Watson.

Watson is dependent on certain suppliers that in some cases may be the only source of finished products or raw materials.

  Some materials used in Watson's manufactured products, and some products sold by Watson, are currently available only from sole or limited suppliers. This includes products that have historically accounted for a significant portion of Watson's revenues. In addition, sources for materials for Watson's products must be approved by the FDA, the DEA and/or other governmental agencies or bodies. For some products sold by Watson, only one or very few suppliers have been approved for certain materials or products used in Watson's products. Any interruption or delay in supply of materials or products from sole or limited source suppliers, or delays in the applicable governmental approval of new suppliers, or delay in approving Watson as the manufacturer of such products, could have a material adverse effect on Watson's business.

The Year 2000 issue may affect Watson's operations.

  Watson has assessed and continues to assess the potential impact of the situation commonly referred to as the "Year 2000 Issue." The Year 2000 Issue concerns the inability of information systems and computer software programs to properly recognize and process date sensitive information relating to the Year 2000 and beyond. Watson has several information system improvement initiatives underway which management believes will adequately address the Year 2000 Issue. However, if third party payors, suppliers, distributors, transporters or joint venture partners do not adequately address their Year 2000 Issues or if Watson fails to successfully complete its Year 2000 initiative, it could be adversely affected in the future. For a discussion of the Company's Year 2000 readiness see Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

Watson may not receive anticipated income from its existing or future joint ventures.

  A portion of Watson's net income is derived from joint ventures. In addition, a substantial portion of Watson's efforts in developing controlled-release technology prior to the TheraTech merger was primarily conducted through joint ventures. These arrangements involve various partners. Watson does not control the joint ventures or the commercial exploitation of the licensed products, and we cannot assure you that such joint ventures will be, or, if profitable, will continue to be profitable. Although restrictions contained in certain of Watson's joint venture arrangements have not in the past had a material adverse impact on Watson's marketing of its products, any such marketing restriction could affect future revenues and have a material adverse effect on its operations. Watson's earnings may be negatively impacted if existing collaborative or joint venture partners withdraw or if these products are not timely developed, approved or successfully commercialized.

Product liability claims are a risk and insurance is expensive.

  The design, development and manufacture of Watson's products involve an inherent risk of product liability claims and associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. Although Watson currently maintains product liability insurance for its products in the amounts Watson believes to be commercially reasonable, we cannot assure you that the coverage limits of Watson's insurance policies will be adequate. A claim brought against Watson, whether fully covered by insurance or not, could have a material adverse effect upon Watson.

 Risks Associated With Investing in the Pharmaceutical Industry

The pharmaceutical industry is highly competitive.

  The pharmaceutical industry is intensely competitive. Watson's competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Such competitors include the major brand name and off-patent manufacturers of pharmaceuticals, especially those doing business in the United States. Many competitors have been in business for a longer period of time than Watson, have a greater number of products on the market and have greater financial and other resources. Newly introduced off-patent products with limited or no off-patent competition are typically sold at higher selling prices, often resulting in increased gross profit margins. As competition from other manufacturers intensifies, selling prices typically decline. Consequently, the maintenance of profitable operations will depend, in part, on Watson's ability to maintain efficient production capabilities and to develop and introduce new products in a timely and cost-effective manner. It is possible that developments by others will make Watson's products or technologies noncompetitive or obsolete.

ITEM 2. PROPERTIES

  Watson conducts its operations using a combination of owned and leased properties. The Company believes that its facilities are well maintained and in good condition. Properties owned by the Company consist of research and development, manufacturing, warehouse, distribution and administrative facilities, containing approximately 697,000 square feet in Corona, California, Copiague, New York, Salt Lake City, Utah and Dayton, Ohio. In addition, the Company has a majority interest in a 90,000 square foot manufacturing plant in Changzhou City, People's Republic of China.

  Leased properties are located throughout the U.S. and include a distribution center, research and development, manufacturing, administrative and sales and marketing facilities. The facilities currently leased by the Company contain approximately 484,000 square feet and are subject to lease terms that expire, subject to renewal options, between 1999 and 2005. In addition, the Company has leased through 2001, a 32,000 square foot manufacturing facility in Corona, California from a trust in which Watson's Chairman, Chief Executive Officer and President and the Company's Senior Vice President, Scientific Affairs have a beneficial interest. 1998 rent expense under this related party lease was $345,000.

  The Company believes that while it currently has sufficient facilities to conduct its operations during 1999, it will continue to acquire and lease additional properties as its business requires.

ITEM 3. LEGAL PROCEEDINGS

  In November 1997, a suit was filed against Royce and Watson naming them as defendants, along with five other corporations, in an action captioned Michael
D. Hardy, Individually and Michael D. Hardy as Executor of the Estate of Judith Marie Hardy v. Royce Laboratories, Inc., et al. in the Western District of Kentucky at Louisville. The plaintiff alleges that his wife suffered personal injuries due to her ingestion of the drug quinine for leg cramps in June 1995, and personal injuries leading to death due to its ingestion in April 1997. The plaintiff seeks actual damages in the amount of six million dollars for personal injuries suffered by his wife, actual damages in the amount of ten million dollars for wrongful death and additional punitive damages. In June 1998, the Federal District Court for the Western District of Kentucky dismissed all claims against Watson in this action. Royce remains a defendant in the action and has filed its response denying all relevant claims. The case is still in discovery. It is contemplated that any material liability and defense costs will be covered by the Company's product liability insurance.

  Beginning in late 1997, a number of product liability suits were filed against Rugby and numerous manufacturing defendants for personal injuries arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from memory loss and anxiety to heart damage and death. As of March 15, 1999, 517 cases have been filed against Rugby in state and federal courts in twenty-one different states. Most of the cases involve multiple plaintiffs, and six of the complaints were filed as class actions. The Company believes that it will be fully indemnified by Hoechst Marion Roussel, Inc. for the defense of all such cases and for any liability which may arise out of these cases. HMR is currently controlling the defense of all these matters as the indemnifying party under its agreements with Rugby. Additionally, it is Rugby's position that it has recourse for liability from the manufacturing defendants in these cases.

  The Company is involved in various other disputes, governmental and/or regulatory inspections, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters may adversely affect the Company. In management's opinion, however, Watson is not currently involved in any legal proceedings which, individually or in the aggregate, would likely have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  Below are the Company's executive officers as of March 31, 1999.

   Name                      Age Principal Position with Registrant
   ----                      --- ----------------------------------
   Michael E. Boxer........   37 Chief Financial Officer
   Allen Y. Chao, Ph.D.....   53 Chairman, President and Chief Executive Officer
   Robert C. Funsten.......   39 Vice President, General Counsel and Secretary
   David C. Hsia, Ph.D.....   54 Senior Vice President, Scientific Affairs.
   G. Frederick Wilkinson..   42 Vice President

Michael E. Boxer

  Michael E. Boxer, age 37, has served as Chief Financial Officer of the Company since July 1998. Before joining Watson, Mr. Boxer was President of The Enterprise Group, a financial advisory firm, which provided consulting services to the Company. From 1991 to 1997, he was Vice President of the Health Care Group at Furman Selz, LLC, a New-York-based investment bank. While at Furman Selz, Mr. Boxer participated in Watson's public financings and its acquisition of Oclassen Pharmaceuticals, Inc. Mr. Boxer received a M.B.A. from the University of Chicago in 1991.

Allen Y. Chao, Ph.D.

  Allen Chao, age 53, a co-founder of the Company, has been Chief Executive Officer of the Company since 1985, Chairman of the Company since May 1996 and President of the Company since February 1, 1998. Dr. Chao also serves on the Board of Directors of Somerset. Dr. Chao served as Director of Pharmaceutical Technology and Packaging Development at Searle Laboratories, Inc. from September 1979 to August 1983, where he had overall responsibility for new product implementation and new pharmaceutical technology development. He received a Ph.D. in industrial and physical pharmacy from Purdue University in 1973.

Robert C. Funsten

  Robert C. Funsten, age 39, has served as Vice President, General Counsel and Secretary of the Company since December 1998. Mr. Funsten was the Vice President, Legal Affairs of the Company from July 1998 to December 1998. Before joining the Company, Mr. Funsten was the Vice President and General Counsel of Chiron Vision Corporation, an ophthalmic surgical device company, from August 1995 to June 1998 and previously served as its Vice President and Corporate Counsel from November 1993 to August 1995. Prior to joining Chiron Vision Corporation, Mr. Funsten was in private practice at Stradling, Yocca, Carlson & Rauth. Mr. Funsten received a J.D. from Stanford School of Law in 1986.

David C. Hsia

  David Hsia, age 54, has served as Watson's Senior Vice President of Scientific Affairs since May 1995 and has been a Vice President of Watson since 1985. Dr. Hsia is also co-founder of the Company. He has been involved in the development of pharmaceutical formulations for oral contraceptives, sustained-release products and novel dosage forms. Dr. Hsia received a Ph.D. in industrial and physical pharmacy from Purdue University in 1975. Dr. Hsia is Dr. Chao's brother-in-law.

G. Frederick Wilkinson

  G. Frederick Wilkinson, age 42, has been Vice President of Watson Pharmaceuticals, Inc. since July, 1997 and Executive Vice President Sales & Marketing of Watson Laboratories, Inc. since July 1996. Mr. Wilkinson also serves as a director of Somerset. Prior to his employment with Watson, Mr. Wilkinson was the President and General Manager of Creighton Pharmaceuticals, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc. ("Sandoz") from 1994 to 1996. Prior to that, he held various marketing management positions at Sandoz since 1980. Mr. Wilkinson received his M.B.A. from Capital University in 1984 and his B.S. in Pharmacy from Ohio Northern University in 1979.

  The executive officers of the Company are appointed annually by the Board of Directors, hold office until their successors are chosen and qualify, and may be removed at any time by the affirmative vote of a majority of the Board. The Company has employment agreements with each of the executive officers except Mr. Wilkinson. David C. Hsia is the brother-in-law of Allen Chao. There are no other family relationships between any director and executive officer of the Company.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock began trading on the New York Stock Exchange on September 17, 1997 under the symbol "WPI". Previously, the Company's common stock traded on the Nasdaq National Market under the symbol "WATS". The following table sets forth the quarterly high and low share price information for the years ended December 31, 1997 and 1998, as adjusted to retroactively reflect the October 1997 two-for-one stock split in the form of a 100% stock dividend:

       1997, by quarter                                             High   Low
       ----------------                                            ------ ------
       First...................................................... $23.06 $17.69
       Second..................................................... $22.25 $16.00
       Third...................................................... $30.38 $21.63
       Fourth..................................................... $34.13 $27.00
       1998, by quarter
       ----------------
       First...................................................... $42.94 $30.50
       Second..................................................... $49.50 $36.25
       Third...................................................... $52.88 $40.25
       Fourth..................................................... $63.00 $42.00

  As of March 15, 1999, there were approximately 11,000 holders of record of the Company's common stock, which does not include those who held in street or nominee name.

  Since its initial public offering in February 1993, the Company has not paid a cash dividend on its common stock and does not anticipate paying dividends in the foreseeable future.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

                    SELECTED CONSOLIDATED FINANCIAL DATA(1)

                                    For the Years Ended December 31,
                             --------------------------------------------------
                                1998       1997      1996      1995      1994
                             ----------  --------  --------  --------  --------
                               (In Thousands, Except Earnings Per Share)
CONSOLIDATED INCOME
 STATEMENT DATA:
Product sales, net.........  $  556,148  $324,015  $223,639  $170,227  $127,894
Cost of sales..............     208,657   125,057   101,921    81,417    62,495
                             ----------  --------  --------  --------  --------
   Gross profit............     347,491   198,958   121,718    88,810    65,399
                             ----------  --------  --------  --------  --------
Royalty income.............         --     14,249    27,162    22,247     1,209
                             ----------  --------  --------  --------  --------
Operating expenses:
  Research and
   development.............      30,825    18,055    22,895    24,562    23,525
  Selling, general and
   administrative..........      88,435    50,937    38,891    34,873    30,368
  Amortization of product
   rights and goodwill.....      22,469     7,213       386       306       --
  Charge for acquired in-
   process research and
   development(2)..........      13,000       --        --        --        --
  Merger expenses(3).......         --     14,718       --     13,939       --
                             ----------  --------  --------  --------  --------
   Total operating
    expenses...............     154,729    90,923    62,172    73,680    53,893
                             ----------  --------  --------  --------  --------
   Operating income........     192,762   122,284    86,708    37,377    12,715
                             ----------  --------  --------  --------  --------
Other income (expense):
  Equity in earnings of
   joint ventures..........       6,789    10,694    17,909    22,766    24,968
  Investment and other
   income(4)...............       6,588    11,967    10,282    13,387     8,421
  Interest expense.........      (7,063)     (347)     (421)     (482)     (525)
  Gain from legal
   settlement(5)...........         --        --        --        --      2,299
                             ----------  --------  --------  --------  --------
   Total other income,
    net....................       6,314    22,314    27,770    35,671    35,163
                             ----------  --------  --------  --------  --------
   Income before income tax
    provision..............     199,076   144,598   114,478    73,048    47,878
Provision for income
 taxes.....................      78,247    54,414    35,916    24,867    10,853
                             ----------  --------  --------  --------  --------
   Net income..............  $  120,829  $ 90,184  $ 78,562  $ 48,181  $ 37,025
                             ==========  ========  ========  ========  ========
   Basic earnings per
    share..................  $     1.36  $   1.04  $   0.92  $   0.58  $   0.45
                             ==========  ========  ========  ========  ========
   Diluted earnings per
    share..................  $     1.32  $   1.01  $   0.89  $   0.56  $   0.44
                             ==========  ========  ========  ========  ========
Weighted average shares
 outstanding, no dilution..      89,078    86,991    85,028    83,317    81,849
                             ==========  ========  ========  ========  ========
Weighted average shares
 outstanding, diluted
 basis.....................      91,593    89,325    88,081    85,515    83,563
                             ==========  ========  ========  ========  ========

                                           AS OF DECEMBER 31,
                             --------------------------------------------------
                                1998       1997      1996      1995      1994
                             ----------  --------  --------  --------  --------
                                             (In Thousands)
CONSOLIDATED BALANCE SHEET
 DATA:
Current assets.............  $  293,255  $246,789  $326,930  $235,398  $207,467
Working capital............     198,474   146,949   293,675   195,735   179,132
Total assets...............   1,070,043   755,005   473,581   364,879   299,121
Long-term debt and other...     149,872     2,385     3,864     4,464    20,782
Liability from acquisition
 of product rights.........      50,000    95,000       --        --        --
Deferred tax liabilities...      54,512    36,887    12,226       --        --
Total stockholders'
 equity....................     750,478   565,034   423,835   320,752   250,004

--------
(1) The Company merged with Circa Pharmaceuticals, Inc. ("Circa"), in July 1995, with Oclassen Pharmaceuticals, Inc. ("Oclassen"), in February 1997, and with Royce, in April 1997. These transactions were accounted for as poolings of interests, and accordingly, the consolidated financial data include Circa, Oclassen, and Royce for all periods presented.

  In October 1997, the Company effected a two-for-one stock split in the form of a 100% stock dividend. Share and per share amounts for all reported periods have been restated to reflect the stock split.

(2) The charge for acquired in-process research and development relates to the Company's February 1998 acquisition of Rugby. This charge is discussed further in Note 2 to the consolidated financial statements.

(3) Merger expenses of $13.9 million in 1995 and $14.7 million in 1997 relate to the Company's acquisitions of Circa in 1995 and Oclassen and Royce in 1997.

(4) Included in investment and other income for the years ended December 31, 1995 and 1994 were gains from the sale of common stock of Marsam Pharmaceuticals, Inc. ("Marsam") of $6.2 million and $3.2 million, respectively. The Company has no remaining investment in Marsam.

(5) The gain from legal settlement resulted from the settlement of certain lawsuits which Circa was a defendant. All of these lawsuits were settled by the first quarter of 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Except for the historical information contained herein, this report, including the following discussion, contains forward-looking statements that involve risks and uncertainties. Such risks and uncertainties are discussed in this report and in the cautionary statement on page 2 of this Form 10-K.

GENERAL

  The Company derives its revenues from the development, manufacture and sale of pharmaceutical products. From the Company's founding in 1983 until 1996, revenues were generated primarily from sales of off-patent versions of branded pharmaceutical products. Since 1997, Watson has made significant investments in branded pharmaceutical businesses and products. The Company believes that branded pharmaceutical products generally offer stronger proprietary positions and provide more consistent profit margins than off-patent pharmaceutical products. Although the Company has diversified its product portfolio with branded products, off-patent products remain an integral component of its overall business strategy. Through internal product development and acquisitions, the Company continues to expand its off-patent product offerings. Watson will continue to consider acquisitions of complementary products and businesses as a means of broadening its off-patent and branded product portfolio.

ACQUISITIONS IN 1999 AND 1998

  Acquisition of TheraTech, Inc. ("TheraTech")--Watson completed its acquisition of TheraTech in January 1999. TheraTech is a leading drug-delivery company that developed, manufactured and marketed innovative products based on its patented and proprietary technologies and systems. Under the terms of the TheraTech merger agreement, each share of TheraTech common stock was converted into the right to receive 0.2663 of a share of the Company's common stock. Accordingly, the Company issued approximately 5.8 million common shares with a market value on the date of acquisition of approximately $329.0 million in exchange for all of the outstanding common shares of TheraTech. The acquisition qualified as a tax-free merger for federal income tax purposes and will be accounted for as a pooling of interests. The Company's 1998 consolidated financial statements do not reflect the 1999 acquisition of TheraTech. In the first quarter of 1999, Watson expects to incur a one-time charge related to this acquisition of approximately $20.0 million. This charge will include investment banking fees, professional fees and other acquisition and consolidation-related costs.

  1998 acquisition of oral contraceptive products from Searle--In November 1998, Watson acquired from Searle the U.S. rights to three oral contraceptive products, Tri-Norinyl(R), Norinyl(R) and Brevicon(R), for $120.0 million in cash. In connection with the acquisition, Watson and Searle entered into a supply agreement whereby Watson has the right to purchase the products from Searle in finished form for two years and in bulk form for an additional one-year period.

  Acquisition of Rugby--In February 1998, Watson acquired Rugby from Hoechst Marion Roussel, Inc. Rugby developed, manufactured, and marketed a wide array of off-patent pharmaceutical products. Under the terms of the acquisition agreement, the Company acquired Rugby and its abbreviated new drug applications, which included several licensed products, plus Rugby's sales and marketing operations for U.S. off-patent and over-the-counter pharmaceutical products. Rugby's product development group and product development pipeline were also acquired in the transaction. The Company paid approximately $67.5 million in cash at closing and agreed to contingent payments based on future sales and operating results. The acquisition was accounted for as a purchase and Rugby's results of operations have been recorded in the Company's consolidated financial statements since the date of acquisition. A charge of $13.0 million for acquired in-process research and development was recorded in the Rugby acquisition. This charge is discussed further in Note 2 to the consolidated financial statements.

ACQUISITIONS IN 1997 AND EARLIER YEARS

  1997 acquisition of oral contraceptive products from Searle--In October 1997, the Company acquired the U.S. rights to certain existing and future Searle branded off-patent oral contraceptive products. In accordance with this agreement, cash payments of $51.5 million and $85.0 million were made to Searle in 1998 and 1997, respectively. Watson and Searle entered into a supply agreement whereby Watson has the right to purchase the products for two years from the date of acquisition and, at the Company's election, for an additional two-year period. Payment for future products is contingent and due upon receipt of FDA approval. If the FDA approves these future products, the maximum aggregate acquisition cost for the remaining future products will be approximately $33.8 million plus certain contingent payments based on the technology transfer and net aggregate annual sales of certain acquired products.

  Acquisition of product rights to Dilacor XR(R)--In June 1997, the Company acquired from Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") the exclusive U.S. and certain worldwide marketing, sales, and distribution rights to Dilacor XR(R) for $190.0 million in cash and future royalties. Watson and RPR entered into a supply agreement whereby Watson has the right to purchase finished products from RPR through June 1999 and for an additional one-year period under certain conditions. Prior to the acquisition of the rights to Dilacor XR(R), the Company earned royalties from RPR sales of Dilacor XR(R). The Company earned royalties from this product of $14.2 million for the first six months of 1997 and $27.2 million for the full year of 1996. Dilacor XR(R) has been available in the U.S. for the treatment of hypertension since June 1992 and was approved for the treatment of chronic stable angina in March 1995. Due to off-patent competition, the Company's product sales and gross profit from Dilacor XR(R) are likely to continue to decline in future periods.

  Acquisition of Royce--In April 1997, the Company acquired Royce for approximately 5.2 million shares of its common stock having a market value of approximately $98.0 million at the date of acquisition. Royce developed and manufactured off-patent prescription drugs in solid dosage forms (tablets and capsules). The acquisition was accounted for as a pooling of interests and qualified as a tax-free merger for federal income tax purposes.

  Acquisition of Oclassen--In February 1997, the Company acquired Oclassen for approximately 6.6 million shares of its common stock having a market value of approximately $135.0 million at the date of acquisition. The acquisition was accounted for as a pooling of interests for accounting purposes and qualifies as a tax-free merger for federal income tax purposes. Oclassen marketed dermatology products used to prevent and treat skin diseases. In connection with the acquisition, the Company obtained the rights to the following five Oclassen products: Monodox(R) (doxycycline monohydrate), Condylox(R) (podofilox 0.5%), Cordran(R) (flurandrenolide), Cinobac(R) (cinoxacin) and Cormax(TM) (clobetasol propionate).

  Acquisition of Circa--In July 1995, the Company acquired Circa for approximately 37.4 million shares of its common stock having a market value of approximately $698.0 million at the date of acquisition. Circa manufactured off-patent pharmaceutical products and held investments in Somerset Pharmaceuticals, Inc. ("Somerset") and Andrx Corporation ("Andrx"). The acquisition qualified as a tax-free merger for federal income tax purposes and was accounted for as a pooling of interests.

OTHER SIGNIFICANT INVESTMENTS AND JOINT VENTURES

  Somerset joint venture--The Company owns 50% of the outstanding shares of Somerset, which markets the product Eldepryl(R) used for the treatment of Parkinson's disease. Somerset is also developing additional indications for selegiline (the active compound of Eldepryl(R)), using a transdermal delivery system. The Company recorded equity in earnings from this joint venture of $7.4 million in 1998, $12.7 million in 1997 and $20.1 million in 1996. The introduction of off-patent competition and Somerset's increased research and development spending in support of various clinical trials have significantly reduced Somerset's earnings. Management expects the Company's earnings from Somerset to continue to decline.

  Investment in Andrx--In 1994, the Company acquired a 7.5% interest in Andrx (Nasdaq:ADRX), a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. Watson increased its ownership of Andrx in October 1995 and in June 1997. At December 31, 1998, the Company owned 2.7 million common shares of Andrx, which represented approximately 17.7% of the total Andrx common shares outstanding. The Company also has a warrant to acquire 337,100 shares of Andrx, exercisable in whole or in part until July 8, 1999 at an exercise price of $8.90 per share. Watson accounts for its investment in Andrx using the cost method, adjusted to fair value. See Item 7A--Quantitative and Qualitative Disclosures About Market Risk and Note 4 to the consolidated financial statements for further discussion.

QUARTERLY FLUCTUATIONS

  Watson's quarterly earnings have fluctuated in the past, and may continue to fluctuate. The Company believes such fluctuations are primarily due to new-product introductions and to a variety of additional factors including, but not limited to, purchasing practices of the Company's customers, market acceptance of Watson's products, the impact of competitive products and pricing and the timeliness with which regulatory authorizations and product roll-out may be achieved.

CONSOLIDATED STATEMENTS OF INCOME

  The following table presents the Company's consolidated statements of income for each of the three years ended December 31, 1998, 1997 and 1996, in thousands of dollars and as percentages of product sales:

                                    For the Years Ended December 31,
                              -------------------------------------------------
                                   1998             1997             1996
                              ---------------  ---------------  ---------------
                                 $        %       $        %       $        %
                              --------  -----  --------  -----  --------  -----
Product sales, net            $556,148  100.0% $324,015  100.0% $223,639  100.0%
Cost of sales...............   208,657   37.5   125,057   38.6   101,921   45.6
                              --------  -----  --------  -----  --------  -----
  Gross profit..............   347,491   62.5   198,958   61.4   121,718   54.4
                              --------  -----  --------  -----  --------  -----
Royalty income..............       --     --     14,249    4.4    27,162   12.1
                              --------  -----  --------  -----  --------  -----
Operating expenses:
 Research and development...    30,825    5.6    18,055    5.6    22,895   10.2
 Selling, general and
  administrative............    88,435   15.9    50,937   15.8    38,891   17.3
 Amortization...............    22,469    4.0     7,213    2.2       386    0.2
 Charge for acquired in-
  process
  research and development..    13,000    2.3       --     --        --     --
 Merger expenses............       --     --     14,718    4.5       --     --
                              --------  -----  --------  -----  --------  -----
  Total operating expenses..   154,729   27.8    90,923   28.1    62,172   27.7
                              --------  -----  --------  -----  --------  -----
  Operating income..........   192,762   34.7   122,284   37.7    86,708   38.8
                              --------  -----  --------  -----  --------  -----
Other income (expense):
 Equity in earnings of joint
  ventures..................     6,789    1.2    10,694    3.3    17,909    8.0
 Investment and other
  income....................     6,588    1.2    11,967    3.7    10,282    4.6
 Interest expense...........    (7,063)  (1.3)     (347)  (0.1)     (421)  (0.2)
                              --------  -----  --------  -----  --------  -----
  Total other income, net...     6,314    1.1    22,314    6.9    27,770   12.4
                              --------  -----  --------  -----  --------  -----
  Income before income tax
   provision................   199,076   35.8   144,598   44.6   114,478   51.2
Provision for income taxes..    78,247   14.1    54,414   16.8    35,916   16.1
                              --------  -----  --------  -----  --------  -----
  Net income................  $120,829   21.7% $ 90,184   27.8% $ 78,562   35.1%
                              ========  =====  ========  =====  ========  =====

YEARS ENDED DECEMBER 31, 1998 AND 1997

  Product sales for the year ended December 31, 1998 were $556.1 million compared to $324.0 million for the year ended December 31, 1997, an increase of $232.1 million or 72%. This sales increase was due primarily to i) increased sales of certain core off-patent and branded products, ii) increased sales of off-patent products obtained through the Rugby acquisition, and iii) increased sales of branded products, primarily as a result of the Dilacor XR(R) acquisition in June 1997 and the Searle oral contraceptive products which were purchased in October 1997.

  The Company earned royalties of $14.2 million in 1997 from RPR sales of Dilacor XR(R). Subsequent to Watson's June 1997 purchase of the Dilacor XR(R) product rights, no further royalties were earned.

  Research and development expenses increased to $30.8 million in 1998 from $18.1 million in 1997. This increase was due primarily to the 1998 acquisition of Rugby's off-patent product development group and increased spending by the Company's existing development groups.

  Selling, general and administrative expenses increased to $88.4 million in 1998 from $50.9 million in 1997. The increase consists of a $30.6 million increase in sales and marketing expenses and a $6.9 million increase in general and administrative costs. The increased sales and marketing expenses were primarily the result of increased sales force personnel costs, advertising and other promotional expenses incurred in support of the Company's branded products. General and administrative costs increased during 1998 as a result of increased staffing in certain administrative areas to support the Company's growth. However, as a percentage of net sales, general and administrative costs decreased to 3.6% in 1998 from 4.1% in 1997.

  Amortization expense increased to $22.5 million in 1998 from $7.2 million in 1997 due to the product right acquisitions (Dilacor XR(R) and Searle oral contraceptive products) and goodwill recorded in the Rugby acquisition.

  In connection with the acquisition of Rugby during the first quarter of 1998, the Company recorded a special charge of $13.0 million for the write-off of in-process research and development associated with Rugby's wholly owned subsidiary, Chelsea Laboratories, Inc. Watson, in conjunction with an independent valuation firm, based this charge on an assessment of the value of purchased research and development at Rugby. This charge is discussed further in Note 2 to the consolidated financial statements. No such charge was incurred in 1997.

  In 1997, the Company recorded one-time charges of $14.7 million for costs incurred in connection with the mergers of Royce and Oclassen. These costs included investment banking fees and other merger-related expenses.

  Equity in earnings from joint ventures decreased $3.9 million to $6.8 million in 1998 from $10.7 million in 1997, due primarily to lower earnings from Somerset. The decrease in Somerset earnings is due in part to increased competition with respect to Eldepryl(R) (Somerset's sole product) and increased research and development spending in support of various clinical trials. Management expects the Company's earnings from Somerset to continue to decline.

  Investment and other income decreased to $6.6 million in 1998 from $12.0 million in 1997 due to lower average cash and marketable securities balances in 1998. The lower average cash and marketable securities balances in 1998 were due to the Company's acquisition-related activities.

  Interest expense during 1998 increased to $7.1 million from $347,000 in 1997 as a result of the Company's $150.0 million senior debt issuance in May 1998. These notes have a stated annual interest rate of 7 1/8% and were sold at a discount to yield an effective annual interest rate of 7 1/4% to the Company.

  The provision for income taxes increased to $78.2 million in 1998, compared to $54.4 million in 1997. The effective income tax rate was 39% and 38% for the years ended December 31, 1998 and 1997, respectively. The increase in the Company's effective income tax rate was due primarily to the non-deductibility for income tax purposes of the $13.0 million in-process research and development charge incurred as a result of Watson's acquisition of Rugby.

YEARS ENDED DECEMBER 31, 1997 AND 1996

  Revenues for the year ended December 31, 1997 were $338.3 million compared to $250.8 million for the year ended December 31, 1996, an increase of $87.5 million or 34.9%. The increase in revenues was composed of a $100.4 million increase in product sales, partially offset by a $12.9 million decrease in royalty income. The increase in product sales was largely due to sales of Dilacor XR(R), which was purchased from RPR in June 1997. The Company also experienced increased sales of dermatology products, oral contraceptives, core off-patent products and new products approved or acquired during the year. These sales increases were partially offset by decreased sales of certain strengths in the Company's hydrocodone product line.

  Royalty income decreased $12.9 million or 47.5% in 1997 as compared with 1996 due to the Company's June 1997 acquisition from RPR of the Dilacor XR(R) product rights. Following this acquisition, no further royalties were earned.

  Gross profit margins increased to 61.4% in 1997 from 54.4% in 1996. The increase in gross profit margins was due largely to sales of Dilacor XR(R), higher sales of branded dermatology products and sales of products introduced in 1997. The increased gross profit margins from these products was partially offset by reduced gross profit margins of certain core off-patent products.

  Research and development expenses decreased to $18.1 million in 1997 from $22.9 million in 1996. Following the mergers with Royce and Oclassen, the Company consolidated certain research and development functions and eliminated duplicate programs.

  Selling, general and administrative expenses increased to $50.9 million in 1997 from $38.9 million in 1996. The increase consists of a $16.8 million increase in sales and marketing expenses and a $4.8 million decrease in general and administrative costs. The Company incurred increased sales and marketing costs as it expanded its marketing efforts for branded products. The Company increased its sales force from approximately 20 representatives in late 1996 to more than 300 at December 31, 1997.

  As a result of the mergers of Royce and Oclassen with Watson, and the subsequent consolidation of many of the administrative functions, the Company has experienced a decrease in its general and administrative expenses. As a percentage of net sales, general and administrative costs decreased from 8.1% in 1996 to 4.1% in 1997. This decrease reflects efficiencies achieved following the mergers and the fact that the Company's sales growth outpaced the growth in administrative costs.

  Amortization expense in 1997 increased to $7.2 million from $386,000 due to several significant product right acquisitions during the year. The Company amortizes these acquired product rights over 17 years.

  In 1997, the Company recorded one-time charges of $14.7 million for costs incurred in connection with the mergers with Royce and Oclassen. These costs included investment banking fees and other merger-related expenses. No such expenses were incurred in 1996.

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

  Investment and other income increased 16.5% to $12.0 million in 1997 from $10.3 million in 1996 due to higher average cash and marketable securities balances in 1997.

  The provision for income taxes increased to $54.4 million in 1997, compared to $35.9 million in 1996. The effective income tax rate was 38% and 31% for the years ended December 31, 1997 and 1996, respectively. The increase in the Company's effective income tax rate was due primarily to the non-deductibility of a significant portion of merger expenses incurred in 1997 and lower earnings from Somerset which are partially exempt from tax.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital increased to $198.5 million at December 31, 1998 from $146.9 million at December 31, 1997. This $51.6 million increase was primarily due to cash flows from operations ($117.7 million) and proceeds from the offering of senior notes ($148.4 million), offset by the acquisition of women's health products ($120.0 million), the acquisition of Rugby ($67.5 million) and capital expenditures ($26.5 million). The Company's $26.5 million of capital investment in 1998 consisted primarily of additions to land, buildings and manufacturing and laboratory equipment. Watson expects to invest approximately $40.0 million in capital expenditures during 1999.

  In April 1998, the Company filed a registration statement with the Securities and Exchange Commission which allows Watson to raise up to $300.0 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof, at such times and in such amounts as Watson deems appropriate. In May 1998, pursuant to this registration statement, the Company issued $150.0 million of 7 1/8% senior unsecured notes (the "Senior Notes"). The Company had notes payable outstanding of approximately $150.9 million at December 31, 1998. These notes consist of the Senior Notes and other notes payable of approximately $2.4 million. The Senior Notes are due May 2008, with interest-only payments due semi-annually in November and May.

  In January 1999, the Company made a scheduled payment of $30.0 million pursuant to the purchase of the product rights to Dilacor XR(R). Additional payments of $15.0 million and $5.0 million will be due in January 2000 and January 2001, respectively.

  The Company's cash and marketable securities totaled $72.7 million at December 31, 1998. Management believes that the Company's cash and marketable securities, plus cash flow from operations will be sufficient to meet its normal operating requirements during the coming year.

  The Company continues to review additional opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with its existing business. Watson could use sources other than cash, such as offerings under the registration statement discussed herein or other such registration statements, to fund additional acquisitions or investments. If any such acquisition or investment is completed, the Company's operating results and financial condition could change materially in future periods.

  Management believes inflation does not have, and has not had, a significant impact on the Company's revenues or operations.

YEAR 2000 COMPLIANCE PROGRAM

  Watson has instituted a multi-phase program to (a) evaluate whether its computerized information systems are able to interpret dates beyond the year 1999, (b) to respond to and remedy any inadequacies which may emerge from the evaluation process, (c) to investigate the Year 2000 readiness of third parties having material relationships with the Company and (d) to develop a contingency plan for any Year 2000 date sensitive systems of the Company, which may not be immediately remedied (the "Year 2000 Compliance Program"). An inability to interpret dates beyond 1999 could cause computer system errors or system failure, potentially leading to disruptions in operations. The aggregate cost of Watson's Year 2000 Compliance Program is expected to be approximately $500,000. The scope of the Company's Year 2000 Compliance Program was initially focused on Watson's primary business application systems, including manufacturing, sales, distribution and finance. The evaluation and remedy phases have been completed for these business units and management believes that these systems are currently Year 2000 compliant. Additionally, the Company is evaluating all internal network systems, personal computers and telecommunications systems. These systems are expected to be Year 2000 compliant by approximately April 1999. In the third quarter of 1998, Watson began the third phase in its Year 2000 Compliance Program, which is a review of external entities having material relationships with the Company. Communications with these entities is underway and the Company expects this phase to be completed by June 1999.

  Watson is developing a contingency plan for unanticipated Year 2000 exposure as part of its overall efforts to ensure that its systems are Year 2000 compliant on a timely basis. This contingency plan includes the procurement of additional raw material, packaging material and finished goods inventory, the installation of back-up power generation systems and the implementation of parallel procedures in key operating areas, among other measures.

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

NEW ACCOUNTING PRONOUNCEMENTS

  In 1998, the Company adopted Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (FAS
131). FAS 131 supercedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Watson has one reportable segment, pharmaceutical products.

  In 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130). FAS 130 established new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. Watson's comprehensive income is comprised of net income and the unrealized gain on equity securities. The adoption of FAS 130 had no effect on the Company's consolidated results of operations, financial position or cash flows.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company is required to adopt SOP 98-1 as of January 1, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Substantially all of the Company's cash equivalents and marketable securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of the Company's cash equivalents and marketable securities mature within one year. As a result, the Company believes that the market risk arising from its holding of these financial instruments is minimal.
  The Company's investment in Andrx, which was stated on Watson's balance sheet at a fair value of $138.0 million at December 31, 1998, is composed of
2.7 million shares of Andrx common stock. Andrx' common stock is a publicly traded equity security, and therefore, has exposure to price risk. The following table sets forth the Andrx quarterly high and low share price information for 1997 and 1998:

       1997, by quarter                                             High   Low
       ----------------                                            ------ ------
       First...................................................... $26.75 $15.25
       Second..................................................... $38.75 $20.50
       Third...................................................... $45.63 $31.75
       Fourth..................................................... $47.00 $28.75
       1998, by quarter
       ----------------
       First...................................................... $38.25 $24.50
       Second..................................................... $42.63 $28.13
       Third...................................................... $43.00 $25.88
       Fourth..................................................... $51.69 $24.63

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's fiscal years ended December 31, 1998, 1997 and 1996.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  The information concerning directors of the Company required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

Executive Officers

  The information concerning executive officers of the Company required under this Item is provided under Item 4A.

ITEM 11. EXECUTIVE COMPENSATION

  The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required under this Item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, filed with the Commission within 120 days after the close of the Company's fiscal year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)(1) Consolidated Financial Statements

  The following are included herein under Item 8:

                                                                          Page
                                                                          ----
Reports of Independent Accountants.......................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997.............  F-5
Consolidated Statements of Income for each of the three years in the period ended December 31, 1998..........................................  F-6
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1998.............................  F-7
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998..........................................  F-8
Notes to Consolidated Financial Statements............................... F-10

 (a)(2) Financial Statement Schedules

  None.

  All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

 (a)(3) Exhibits

 Exhibit No.                                    Description
 -----------                                    -----------
  2.1        Agreement and Plan of Merger, among Watson Pharmaceuticals, Inc., TheraTech, Inc.
              and the Jazz Merger Corp. dated as of October 23, 1998, incorporated by reference to Appendix A of the Proxy Statement/Prospectus included in the
              Registration Statement on Form S-4 (Reg. No. 333-68007) dated November 25, 1998, and hereby incorporated by reference.
  3.1        Articles of Incorporation of the Company and all amendments thereto, filed as
              Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1995 and Exhibit 3.1(A) to the Company's Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1996 and hereby incorporated by reference.
  3.2        Registrant's By-laws, as amended as of December 11, 1998, filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-8 (Reg. No. 333-70933) on
              January 19, 1999 and hereby incorporated by reference.
  4.1        Trust Indenture dated May 18, 1998 between the Company and First Union National
              Bank, as Trustee for the issuance of the Company's Senior Unsecured Notes, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3/A (Reg. No.
              333-49079) on April 30, 1999 and hereby incorporated by reference.
  4.2        Credit Agreement dated February 3, 1999 between Watson Pharmaceuticals, Inc. and
              Mellon Bank N.A.
 10.1        Lease between Westgate Associates and the Company dated October 1991 and addendums thereto, filed as Exhibit 10.5 to the Company's Registration Statement
              on Form S-1, Reg. No. 33-46229 ("33-46229") and hereby incorporated by reference.
 10.2        Industrial Real Estate Lease, as amended, dated August 8, 1995, between Hsi-
              Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
              30, 1995 and hereby incorporated by reference.

 Exhibit No.                                    Description
 -----------                                    -----------
  10.3       Third Amendment to Industrial Real Estate Lease dated August 31, 1998, between
              Hsi-Hsiung and Hsu Hwa Chao (Chao Family) Trust 1 and the Company.
  10.4       Lease Agreement dated January 4, 1984 between LaSalle National Bank, as Trustee under Trust Agreement dated March 2, 1997 and Modern Wholesale Drug Midwest,
              Inc. d/b/a Rugby Laboratories, as amended.
  10.5       Lease Agreement dated April 27, 1995 between Palmetto Lakes Realty Associates,
              Inc. and Royce Laboratories, Inc., filed as Exhibit 10.7 to Royce Laboratories,
              Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and hereby incorporated by reference.
 *10.6       1991 Stock Option Plan of the Company as revised, filed as Exhibit 10.1 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and hereby incorporated by reference.
 *10.6(a)    Amendment to the 1991 Stock Option Plan of the Company, filed as Exhibit 10.6(a)
              to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1996 and hereby incorporated by reference.
 *10.6(b)    Amendment to the 1991 Stock Option Plan of the Company, filed as Exhibit 10.6(a)
              to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
              1997 and hereby incorporated by reference.
 *10.7       1995 Non-Employee Directors' Stock Option Plan, as amended, filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1995 and hereby incorporated by reference.
 *10.8       Senior Executive Employment Agreement dated as of May 29, 1995 between the
              Company and Allen Chao, filed as Exhibit 10.1 to 33-60211 and hereby incorporated by reference.
 *10.9       Senior Executive Employment Agreement dated as of May 29, 1995 between the
              Company and David C. Hsia, filed as Exhibit 10.2 to 33-60211 and hereby incorporated by reference.
 *10.10      Employment Agreement dated as of July 27, 1998 between the Company and Michael E.
              Boxer.
  10.11      Release, Exit and Consulting Agreement between Alec D. Keith Ph.D. and the
              Company, dated July 18, 1996, filed as Exhibit 10.15 to the Company's Quarterly
              Report on Form 10-Q for the quarter ended September 30, 1996 and hereby incorporated by reference.
  10.12      Intellectual Property Agreement between Alec D. Keith, Ph.D. and the Company dated as of July 18, 1996, filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and hereby incorporated by reference.
 *10.13      Consulting Agreement between Patrick J. McEnany and the Company dated January 31,
              1998, and filed as Exhibit 10.20(a) to the Company's Annual Report on Form 10-K
              for the fiscal year ended December 31, 1997 and hereby incorporated by reference.
 *10.14s     Amendment to Stock Option Agreement between Patrick J. McEnany and the Company dated January 29, 1998, and filed as Exhibit 10.20(b) to the Company's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1997 and hereby incorporated by reference.
  10.15      License Agreement between the Company and Rorer Pharmaceutical Products, Inc., dated June 30, 1997, filed as Exhibit 10.1 to the Company's Current Report 8-K dated June 30, 1997 and hereby incorporated by reference.
  10.16      Inventory Purchase Agreement between the Company and Rhone-Poulenc Rorer
              Pharmaceuticals, Inc., dated June 30, 1997, filed as Exhibit 10.2 to the
              Company's Current Report 8-K dated June 30, 1997 and hereby incorporated by reference.
  10.17      Manufacturing and Supply Agreement between the Company and Rhone-Poulenc Rorer
              Pharmaceuticals, Inc., dated June 30, 1997, filed as Exhibit 10.3 to the
              Company's Current Report on Form 8-K dated June 30, 1997 and hereby incorporated by reference.

 Exhibit No.                             Description
 -----------                             -----------
 10.18       Agreement Regarding Partnership Termination by and among Rhone-
              Poulenc Rorer Inc., Rhone-Poulenc Rorer Pharmaceuticals, Inc.,
              Watson Pharmaceuticals, Inc., Circa Pharmaceuticals, Inc., and
              BOL, Inc., dated June 30, 1997, filed as Exhibit 10.4 to the
              Company's Current Report on Form 8-K dated June 30, 1997 and hereby incorporated by reference.
 10.19       Asset Purchase Agreement among the Company, G. D. Searle & Co. and
              SCS Pharmaceuticals, dated September 30, 1997, filed as Exhibit
              10.1 to the Company's Current Report on Form 8-K dated October
              16, 1997 and hereby incorporated by reference.
 10.20       Supply Agreement between the Company and G. D. Searle & Co., dated
              October 16, 1997, filed as Exhibit 10.2 to the Company's Current
              Report on Form 8-K dated October 16, 1997 and hereby incorporated by reference.
 10.21       Stock Purchase Agreement among the Company, Hoechst Marion
              Roussel, Inc. and Marisub, Inc. dated August 25, 1997, filed as
              Exhibit 10.27.
 10.21(a)    Amendment to Stock Purchase Agreement among the Company, Hoechst
              Marion Roussel, Inc. and Marisub, Inc. dated November 26, 1997, filed as Exhibit 10.27(a) to the Company's Annual Report on Form
              10-K for the fiscal year ended December 31, 1997 are hereby incorporated by reference.
 10.21(b)    Second Amendment to Stock Purchase Agreement by and among the
              Company, Hoechst Marion Roussel, Inc. and Marisub, Inc. dated
              February 27, 1998, filed as Exhibit 10.27(b) to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              1997 are hereby incorporated by reference.
 10.22       Supply and License Agreement by and between Hoechst Marion
              Roussel, Inc. and The Rugby Group, Inc. dated February 27, 1998, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-
              K for the fiscal year ended December 31, 1997 are hereby
              incorporated by reference.
 10.23       Contract Manufacturing Agreement by and between Hoechst Marion
              Roussel, Inc. and The Rugby Group, Inc., dated February 27, 1998, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-
              K for the fiscal year ended December 31, 1997, and hereby
              incorporated by reference.
 10.24       Asset Purchase Agreement by and between Watson Laboratories, Inc.
              and G. D. Searle & Co. dated September 18, 1998 and filed as
              Exhibit 10.1 to the Company's Report on Form 8-K dated November
              18, 1998.
 10.25       Supply Agreement by and between the Company and G. D. Searle & Co.
              dated November 18, 1998 filed as Exhibit 10.2 to the Company's
              Report on Form 8-K dated November 18, 1998.
 22.1        Subsidiaries of the Company
 23.1        Consent of PricewaterhouseCoopers LLP.
 23.2        Consent of Deloitte & Touche LLP.
 23.3        Consent of Arthur Andersen LLP.
 27.1        Financial Data Schedule (EDGAR version only).

--------
* Compensation Plan or Agreement

  (b)Reports on Form 8-K:

    1. On December 3, 1998, the Company filed a Form 8-K Report dated November 18, 1998 to disclose its acquisition from G. D. Searle & Co. of the U.S. rights to three branded oral contraceptives, Tri-Norinyl(R), Brevicon(R) and Norinyl(R) for $120 million cash.

    2. Subsequent to the end of the fiscal year, on January 29, 1999 the Company filed a Form 8-K Report dated January 15, 1999 to announce consummation of the Company's merger with TheraTech, Inc.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WATSON PHARMACEUTICALS, INC.
                                          (Registrant)

                                                   /s/ Allen Y. Chao
                                          By: _________________________________
                                                    Allen Y. Chao, Ph.D.
                                               Chairman, President and Chief
                                                     Executive Officer
                                               (Principal Executive Officer)

                                                  /s/ Michael E. Boxer
                                          By: _________________________________
                                                      Michael E. Boxer
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                                                   /s/ R. Chato Abad
                                          By: _________________________________
                                                       R. Chato Abad
                                                   Vice President-Finance
                                               (Principal Accounting Officer)

Date: March 30, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Allen Y. Chao             Chairman, President and       March 30, 1999
____________________________________  Chief Executive Officer
        Allen Y. Chao, Ph.D.

     /s/ Michael J. Fedida           Director                      March 30, 1999
____________________________________
         Michael J. Fedida


     /s/ Michel J. Feldman           Director                      March 30, 1999
____________________________________
         Michel J. Feldman

      /s/ Albert F. Hummel           Director                      March 30, 1999
____________________________________
          Albert F. Hummel

       /s/ Alec D. Keith             Director                      March 30, 1999
____________________________________
        Alec D. Keith, Ph.D.

      /s/ Ronald R. Taylor           Director                      March 30, 1999
____________________________________
          Ronald R. Taylor

      /s/ Andrew L. Turner           Director                      March 30, 1999
____________________________________
          Andrew L. Turner

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Reports Of Independent Accountants........................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997..............  F-5
Consolidated Statements of Income for each of the three years in the period ended
 December 31, 1998........................................................  F-6
Consolidated Statements of Stockholders' Equity for each of the three years in the period
 ended December 31, 1998..................................................  F-7
Consolidated Statements of Cash Flows for each of the three years in the period ended
 December 31, 1998........................................................  F-8
Notes to Consolidated Financial Statements................................ F-10

All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Watson Pharmaceuticals, Inc.

  In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Somerset Pharmaceuticals, Inc. (Somerset), an entity which is 50% owned by the Company, as of December 31, 1997 and for the years ended December 31, 1997 and 1996. The Company's investment in Somerset aggregated $27,643,000 at December 31, 1997, and its equity in the earnings of Somerset totaled $12,672,000 and $20,100,000 for the years ended December 31, 1997 and 1996, respectively. In addition, we did not audit the financial statements of Oclassen Pharmaceuticals, Inc. (Oclassen), a wholly owned subsidiary, for the year ended December 31, 1996, which statements reflect total revenues of $34,421,000 for the year ended December 31, 1996. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Somerset and Oclassen, is based solely on the reports of each of the respective other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the respective reports of other auditors provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 17, 1999

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
 Somerset Pharmaceuticals, Inc.:

  We have audited the accompanying consolidated balance sheets of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 4, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oclassen Pharmaceuticals, Inc.:

  We have audited the balance sheet of Oclassen Pharmaceuticals, Inc. (a Delaware corporation) as of December 31, 1996, and the related statements of income, stockholders' equity (deficit) and cash flows for the year then ended (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oclassen Pharmaceuticals, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Oakland California
January 17, 1997

                          WATSON PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                December 31,
                                                             -------------------
                                                                1998      1997
                                                             ---------- --------
                           ASSETS
Current assets:
 Cash and cash equivalents.................................. $   45,728 $ 82,837
 Marketable securities......................................     26,923   32,102
 Accounts receivable, net of allowances for doubtful
  accounts of $3,902 and $2,140.............................     97,227   65,068
 Inventories................................................     78,781   46,967
 Prepaid expenses and other current assets..................     14,962      416
 Deferred tax assets........................................     29,634   19,399
                                                             ---------- --------
  Total current assets......................................    293,255  246,789
Property and equipment, net.................................    109,136   88,004
Investments and other assets................................    193,151  131,083
Product rights and other intangibles, net...................    474,501  289,129
                                                             ---------- --------
                                                             $1,070,043 $755,005
                                                             ========== ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses...................... $   63,792 $ 44,423
 Income taxes payable.......................................        --     9,553
 Current portion of long-term debt..........................        989      864
 Current liability from acquisition of product rights.......     30,000   45,000
                                                             ---------- --------
  Total current liabilities.................................     94,781   99,840
Long-term debt..............................................    149,872    2,385
Long-term liability from acquisition of product rights......     20,000   50,000
Deferred tax liabilities....................................     54,512   36,887
                                                             ---------- --------
  Total liabilities.........................................    319,165  189,112
                                                             ---------- --------
Commitments and contingencies
Minority interest...........................................        400      859
                                                             ---------- --------
Stockholders' equity:
 Preferred stock; no par value per share, 2,500,000 shares
  authorized; none outstanding
Common stock; par value of $0.0033 per share, 500,000,000
 shares authorized; issued: 89,508,079 shares in 1998 and
 87,882,233 shares in 1997..................................        295      290
Additional paid-in capital..................................    293,672  256,682
Retained earnings...........................................    395,866  275,037
Accumulated other comprehensive income......................     60,645   33,025
                                                             ---------- --------
  Total stockholders' equity................................    750,478  565,034
                                                             ---------- --------
                                                             $1,070,043 $755,005
                                                             ========== ========


          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Earnings per Share)

                                                     For The Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Product sales, net............................... $556,148  $324,015  $223,639
Cost of sales....................................  208,657   125,057   101,921
                                                  --------  --------  --------
    Gross profit.................................  347,491   198,958   121,718
                                                  --------  --------  --------
Royalty income...................................      --     14,249    27,162
                                                  --------  --------  --------
Operating expenses:
  Research & development.........................   30,825    18,055    22,895
  Selling, general & administrative..............   88,435    50,937    38,891
  Amortization...................................   22,469     7,213       386
  Charge for acquired in-process research and
   development...................................   13,000       --        --
  Merger expenses................................      --     14,718       --
                                                  --------  --------  --------
    Total operating expenses.....................  154,729    90,923    62,172
                                                  --------  --------  --------
    Operating income.............................  192,762   122,284    86,708
                                                  --------  --------  --------
Other income (expense):
  Equity in earnings of joint ventures...........    6,789    10,694    17,909
  Investment and other income....................    6,588    11,967    10,282
  Interest expense...............................   (7,063)     (347)     (421)
                                                  --------  --------  --------
    Total other income, net......................    6,314    22,314    27,770
                                                  --------  --------  --------
    Income before income tax provision...........  199,076   144,598   114,478
Provision for income taxes.......................   78,247    54,414    35,916
                                                  --------  --------  --------
    Net income................................... $120,829  $ 90,184  $ 78,562
                                                  ========  ========  ========
    Basic earnings per share..................... $   1.36  $   1.04  $   0.92
                                                  ========  ========  ========
    Diluted earnings per share................... $   1.32  $   1.01  $   0.89
                                                  ========  ========  ========
Weighted average shares outstanding, no
 dilution........................................   89,078    86,991    85,028
                                                  ========  ========  ========
Weighted average shares outstanding, diluted
 basis...........................................   91,593    89,325    88,081
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)

                                                                          Accumulated
                                       Additional                            Other         Total
                         Common Stock   Paid-in   Comprehensive Retained Comprehensive Stockholders'
                         Shares Amount  Capital      Income     Earnings    Income        Equity
                         ------ ------ ---------- ------------- -------- ------------- -------------
Balance at December 31,
 1995................... 84,174  $278   $214,418     $   --     $106,291    $  (235)     $320,752
Exercise of
 options/warrants.......  1,259     4      9,331         --          --         --          9,335
Tax benefits related to
 exercise of options....    --    --       7,762         --          --         --          7,762
Net income..............    --    --         --       78,562      78,562        --         78,562
Other comprehensive
 income:
 Amortization of
  unearned
  compensation..........    --    --         --          856         --         --            --
 Unrealized gains on
  securities............    --    --         --        6,568         --         --            --
                                                     -------
 Other comprehensive
  income................    --    --         --        7,424         --       7,424         7,424
                                                     -------
 Comprehensive income...    --    --         --       85,986         --         --            --
                         ------  ----   --------     -------    --------    -------      --------
Balance at December 31,
 1996................... 85,433   282    231,511         --      184,853      7,189       423,835
Exercise of
 options/warrants.......  2,449     8     14,289         --          --         --         14,297
Tax benefits related to
 exercise of options....    --    --      10,882         --          --         --         10,882
Net income..............    --    --         --       90,184      90,184        --         90,184
 Unrealized gains on
  securities............    --    --         --       25,836         --      25,836        25,836
                                                     -------
 Comprehensive income...    --    --         --      116,020         --         --            --
                         ------  ----   --------     -------    --------    -------      --------
Balance at December 31,
 1997................... 87,882   290    256,682         --      275,037     33,025       565,034
Exercise of
 options/warrants.......  1,626     5     23,397         --          --         --         23,402
Tax benefits related to
 exercise of options....    --    --      13,593         --          --         --         13,593
Net income..............    --    --         --      120,829     120,829        --        120,829
 Unrealized gains on
  securities............    --    --         --       27,620         --      27,620        27,620
                                                     -------
 Comprehensive income...    --    --         --      148,449         --         --            --
                         ------  ----   --------     -------    --------    -------      --------
Balance at December 31,
 1998................... 89,508  $295   $293,672     $   --     $395,866    $60,645      $750,478
                         ======  ====   ========     =======    ========    =======      ========


          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                For The Years Ended December
                                                            31,
                                                ------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................... $ 120,829  $  90,184  $ 78,562
                                                ---------  ---------  --------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation...............................     8,848      7,381     7,283
    Amortization...............................    22,469      7,213     1,342
    Charge for acquired in-process research and
     development...............................    13,000        --        --
    Deferred income tax provision (benefit)....     1,593     (1,948)   20,399
    Dividends received from Somerset...........       --       8,000    18,000
    Equity in earnings of joint ventures.......    (5,706)    (9,012)  (14,684)
    Provision for (recovery of) doubtful
     accounts and allowances...................       762        (66)      604
    Tax benefits related to exercise of
     options...................................    13,593     10,882     7,752
    Changes in assets and liabilities, net of
     acquisitions:
     Accounts receivable.......................   (16,955)   (32,133)   (1,857)
     Royalty receivable........................       --       5,554     2,651
     Inventories...............................   (18,311)   (14,538)   (2,332)
     Prepaid expenses and other current
      assets...................................   (10,848)     5,965    (1,053)
     Other assets..............................    (1,855)    (2,155)   (2,386)
     Accounts payable and accrued expenses.....      (133)    12,665    (4,867)
     Income taxes payable......................    (9,553)     9,081    (2,512)
                                                ---------  ---------  --------
       Total adjustments.......................    (3,096)     6,889    28,340
                                                ---------  ---------  --------
         Net cash provided by operating
          activities...........................   117,733     97,073   106,902
                                                ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment..........   (26,467)   (13,640)  (12,375)
  Purchase of marketable securities............   (69,000)  (130,321) (840,969)
  Proceeds from maturities of marketable
   securities..................................    73,192    179,118   801,179
  Acquisitions of product rights...............  (177,322)  (144,171)      --
  Acquisitions of businesses...................   (71,559)       --        --
  Investment in Andrx..........................       --     (15,307)      --
  Additions to investment in joint ventures....    (9,701)    (6,496)  ( 3,090)
                                                ---------  ---------  --------
         Net cash used in investing
          activities........................... $(280,857) $(130,817) $(55,255)
                                                ---------  ---------  --------


          See accompanying notes to consolidated financial statements.

                          WATSON PHARMACEUTICALS, INC.

                                 (In Thousands)

                                                    For the Years Ended
                                                       December 31,
                                                -----------------------------
                                                  1998      1997       1996
                                                --------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..... $148,418  $     --   $    743
  Principal payments on long-term debt.........     (806)    (1,640)     (886)
  Payments on liability for acquisition of
   product rights..............................  (45,000)   (55,000)      --
  Proceeds from exercises of stock options and
   warrants....................................   23,403     15,000     9,210
                                                --------  ---------  --------
    Net cash provided by (used in) financing
     activities................................  126,015    (41,640)    9,067
                                                --------  ---------  --------
Net (decrease) increase in cash and cash
 equivalents...................................  (37,109)   (75,384)   60,714
Cash and cash equivalents at beginning of
 year..........................................   82,837    158,221    97,507
                                                --------  ---------  --------
Cash and cash equivalents at end of year....... $ 45,728  $  82,837  $158,221
                                                ========  =========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the years for:
    Interest................................... $  5,493  $     336  $    422
    Income taxes............................... $ 82,917  $  36,734  $ 10,376
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Acquisitions of product rights:
    Fair value of assets acquired.............. $    --   $(294,171) $    --
    Fair value of liabilities assumed..........      --     150,000       --
                                                --------  ---------  --------
      Net cash paid............................ $    --   $(144,171) $    --
                                                --------  ---------  --------
  Acquisitions of businesses:
    Fair value of assets acquired.............. $(97,323) $     --   $    --
    Fair value of liabilities assumed..........   25,764        --        --
                                                --------  ---------  --------
      Net cash paid............................ $(71,559) $     --   $    --
                                                --------  ---------  --------



          See accompanying notes to consolidated financial statements.

                         WATSON PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

 Description of business and principles of consolidation

  Watson Pharmaceuticals, Inc. ("Watson" or the "Company") is engaged in the development, production, marketing and distribution of branded and off-patent pharmaceutical products. The consolidated financial statements include the accounts of wholly owned and majority-owned subsidiaries after elimination of intercompany accounts and transactions. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

  The Company's significant wholly owned subsidiaries include Watson Laboratories, Inc., Circa Pharmaceuticals, Inc. ("Circa"), Oclassen Pharmaceuticals, Inc. ("Oclassen"), Royce Laboratories, Inc. ("Royce") and The Rugby Group, Inc. ("Rugby"). Watson acquired certain of these subsidiaries through acquisitions in 1998 and earlier years. See Note 2 for further information on the Company's merger and acquisition activities.

  Investments are accounted for under the equity method where the Company can exert significant influence and ownership does not exceed 50% (primarily Somerset Pharmaceuticals, Inc.) Investments in which the Company holds less than a 20% interest and does not exert significant influence are accounted for under the cost method, adjusted to fair value. The Company's investment in Andrx Corporation ("Andrx") is accounted for under the cost method.

 Cash equivalents and marketable securities

  Cash equivalents are highly liquid investments with original maturities of three months or less at the date of acquisition. Marketable securities consist primarily of time deposits, commercial paper, U.S. and state and local government debt with original maturities between three and twelve months.

  The Company accounts for investments in accordance with Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Under FAS 115, debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are carried at fair market value and are classified as either trading or available-for-sale securities. All of the Company's cash equivalents and marketable securities are classified as available-for-sale securities. Unrealized gains or losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of applicable income taxes, until realized. Realized gains and losses are determined on the specific identification method and are reported in investment and other income. Realized gains and losses were not material for the years ended December 31, 1998, 1997 and 1996.

  The fair value of cash, cash equivalents and marketable securities is summarized as follows:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (in thousands)
   U.S. government debt.....................................  $ 14,824 $ 27,996
   State and local government debt..........................    23,143    2,300
   Corporate and other non-government debt..................     7,317   45,972
   Equity securities........................................       --     3,006
   Money market funds and cash..............................    27,367   35,665
                                                              -------- --------
                                                              $ 72,651 $114,939
                                                              ======== ========

                         WATSON PHARMACEUTICALS, INC.

 Fair value of financial instruments

  The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value. The fair value of cash equivalents, marketable securities and the Company's investment in Andrx is based on quoted market prices at December 31, 1998 and 1997.

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

  Depreciation expense is computed principally on the straight-line basis, over estimated useful lives of two to ten years for furniture, fixtures and equipment and thirty years for buildings and building improvements. Leasehold improvements are amortized on the straight-line basis over the shorter of the respective lease terms or the estimated useful life of the assets, and generally range from five to thirty years.

 Product rights and other intangible assets

  Product rights are stated at cost, less accumulated amortization, and are amortized on the straight-line basis over their estimated useful lives ranging from seventeen to twenty five years. Goodwill is amortized on the straight-line basis over twenty years or less and is primarily related to the Company's acquisition of Rugby (Note 2). Accumulated amortization was $39.1 million and $15.6 million at December 31, 1998 and 1997, respectively.

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

 Product sales to major customers

  In 1998, two customers accounted for 17% and 12%, individually, of the Company's product sales. In 1997, two customers accounted for 12% and 11%, individually, of the Company's product sales. In 1996, one customer accounted for 10% of product sales.

 Research and development activities

  The costs associated with the development, testing and approval of pharmaceutical products are expensed as incurred.

                         WATSON PHARMACEUTICALS, INC.

 Income taxes

  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

  In 1997, the Company adopted Financial Accounting Standards No. 128, "Earnings per Share," (FAS 128). In accordance with the implementation provisions of FAS 128, the Company has restated earnings per share in its consolidated statements of income for the year ended December 31, 1996. The unaudited quarterly data for the first three quarters of 1997 presented in
Note 10 have also been restated to comply with the provisions ofFAS 128. A reconciliation of the numerators and the denominators of basic and diluted earnings per share for the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands, except for EPS):

                                                     For the Years Ended
                                                         December 31,
                                                   ------------------------
                                                     1998    1997    1996
                                                   -------- ------- -------
Basic EPS Computation:
----------------------
  Net income........................ (numerator)   $120,829 $90,184 $78,562
  Weighted average shares
   outstanding...................... (denominator)   89,078  86,991  85,028
        Basic EPS...................               $   1.36 $  1.04 $  0.92
                                                   ======== ======= =======
Diluted EPS Computation:
------------------------
  Net income........................ (numerator)   $120,829 $90,184 $78,562
  Weighted average shares
   outstanding......................                 89,078  86,991  85,028
  Assumed exercise of outstanding
   stock options and warrants.......                  2,515   2,334   3,053
                                                   -------- ------- -------
  Weighted average shares
   outstanding, diluted basis....... (denominator)   91,593  89,325  88,081
        Diluted EPS.................               $   1.32 $  1.01 $  0.89
                                                   ======== ======= =======

  In October 1997, the Company effected a two-for-one stock split in the form of a 100% stock dividend. All share and per share amounts for the reported periods have been restated to reflect the stock split.

 Concentration of credit risk

  The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from service providers, distributors, wholesalers and chain drug stores in the health care and pharmaceutical industries throughout the United States. At December 31, 1998 and 1997, approximately 57% and 27%, respectively, of the trade receivable balances represented amounts due from four customers in 1998 and two customers in 1997. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

                         WATSON PHARMACEUTICALS, INC.

 Recent accounting pronouncements

  In 1998, the Company adopted Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information," (FAS
131). FAS 131 supercedes FAS 14, "Financial Reporting for Segments of a Business Enterprise," and replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Watson has one reportable segment, pharmaceutical products.

  In 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130). FAS 130 established new rules for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. Watson's comprehensive income is comprised of net income and the unrealized gain on equity securities. The adoption of FAS 130 had no effect on the Company's consolidated results of operations, financial position or cash flows.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for certain costs in connection with obtaining or developing computer software for internal use and requires that entities capitalize such costs once certain criteria are met. The Company is required to adopt SOP 98-1 as of January 1, 1999.

 Reclassifications

  Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation. These reclassifications had no effect on net income or retained earnings.

2. Mergers and Acquisitions

 Subsequent event--acquisition of TheraTech

  In January 1999, Watson's acquisition of TheraTech was completed. TheraTech is a leading drug-delivery company that developed, manufactured and marketed innovative products based on its patented and proprietary technologies and systems. Under the terms of the TheraTech merger agreement, each share of TheraTech common stock was converted into the right to receive 0.2663 of a share of the Company's common stock. Accordingly, the Company issued approximately 5.8 million common shares having a market value of approximately $329 million on the date of acquisition in exchange for all of the outstanding common shares of TheraTech. The acquisition qualified as a tax-free merger for federal income tax purposes and will be accounted for as a pooling of interests. The Company's 1998 consolidated financial statements do not reflect the 1999 acquisition of TheraTech. In the first quarter of 1999, Watson expects to incur a one-time charge related to this acquisition of approximately $20.0 million. This charge will include investment banking fees, professional fees and other costs related to consolidating the operations of the two companies.

 1998 acquisition of oral contraceptive products from Searle

  In November 1998, Watson acquired the U.S. rights to three Searle oral contraceptive products for $120.0 million in cash. Watson and Searle have entered into a supply agreement whereby Watson has the right to purchase from Searle the products in finished form for two years and in bulk form for an additional one year period.

                         WATSON PHARMACEUTICALS, INC.

 Acquisition of Rugby

  In February 1998, Watson completed its acquisition of Rugby from Hoechst Marion Roussel, Inc. Rugby developed, manufactured and marketed a wide array of off-patent pharmaceutical products. Under the terms of the agreement, the Company acquired Rugby and its abbreviated new drug applications, which included several licensed products, plus Rugby's sales and marketing operations for U.S. off-patent and over-the-counter pharmaceutical products. The transaction also included Rugby's product development group and product development pipeline. Under the terms of the acquisition agreement, the Company paid approximately $67.5 million in cash at closing and agreed to contingent payments based on future sales and operating results. The acquisition was accounted for as a purchase and Rugby's results of operations have been recorded in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair value of the assets acquired was approximately $30.9 million and is being amortized over 20 years.

  Under the purchase method of accounting, the purchase price is generally allocated to the acquired assets and liabilities based on their estimated fair values at the date of acquisition. However, the portion of the purchase price that is allocated to in-process research and development (IPR&D) is not an asset, but instead, represents the valuation of acquired, to-be-completed research projects. As such, the amount that is determined to be IPR&D is charged to expense at the date of acquisition. In the first quarter of 1998, in connection with the Rugby acquisition, the Company charged $18.8 million to IPR&D. This amount was subsequently adjusted to $13.0 million to reflect a recently revised Securities and Exchange Commission-preferred methodology for valuing IPR&D.

  Watson acquired 13 separate IPR&D projects from Rugby, none of which were material on an individual basis to the Company. Rugby commenced work on these projects, all of which relate to the development of off-patent pharmaceutical drugs, at various dates beginning in late 1994. The Company, in conjunction with an independent valuation firm, determined the allocation of purchase price to acquired IPR&D. At the acquisition date, it was estimated that the acquired projects, on an overall basis, were approximately 70% complete and would require approximately $8.8 million to complete. The primary factor considered in determining the amount charged to IPR&D was the estimated future cash flows of each project. Discount rates that ranged from 16% to 20% were assigned to each project based on identified risk factor assumptions. The discounted cash flows were then adjusted by the completion percentages of each project, as of the acquisition date. The individual project completion percentages were estimated by dividing project costs incurred through the acquisition date by the costs expected to complete each project.

  The development of pharmaceutical products is subject to numerous risks and uncertainties including formulation and manufacturing issues, the FDA approval and monitoring process and competitive risks in the marketplace, among others. There can be no assurance that any of these projects will achieve full development, receive the required regulatory approvals or contribute in any significant manner to Watson's future sales.

  Significant acquisitions in 1997 and earlier years are summarized below:

 1997 acquisition of oral contraceptive products from Searle

  In October 1997, the Company acquired the U.S. rights to certain existing and future Searle branded off-patent oral contraceptive products. In accordance with this agreement, cash payments of $51.5 million and $85.0 million were made to Searle in 1998 and 1997, respectively. Watson and Searle entered into a supply agreement whereby Watson has the right to purchase the products for two years from the date of acquisition and,

                         WATSON PHARMACEUTICALS, INC.

at the Company's election, for an additional two-year period. Payment for future products is contingent and due upon receipt of FDA approval. If the FDA approves these future products, the maximum aggregate acquisition cost for the remaining future products will be approximately $33.8 million plus certain contingent payments based on the technology transfer and net aggregate annual sales of certain of the acquired products.

 1997 acquisition of product rights to Dilacor XR(R)

  In June 1997, the Company acquired from Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") the exclusive U.S. and certain worldwide marketing, sales, and distribution rights to Dilacor XR(R) for $190.0 million in cash and future royalties. Watson and RPR entered into a supply agreement whereby Watson has the right to purchase finished product from RPR through June 1999 and for an additional one-year period under certain conditions. Prior to the acquisition of the rights to Dilacor XR(R), the Company earned royalties from RPR sales of Dilacor XR(R). The Company earned royalties from this product of $14.2 million for the first six months of 1997 and $27.2 million for the full year of 1996. Dilacor XR(R) has been available in the U.S. for the treatment of hypertension since June 1992 and was approved for the treatment of chronic stable angina in March 1995.

 1997 acquisition of Royce

  In April 1997, the Company acquired Royce for approximately 5.2 million shares of its common stock having a market value of approximately $98.0 million at the date of acquisition. Royce developed and manufactured off-patent prescription drugs in solid dosage forms (tablets and capsules). The acquisition was accounted for as a pooling of interests and the transaction qualified as a tax-free merger.

 1997 acquisition of Oclassen

  In February 1997, the Company acquired Oclassen for approximately 6.6 million shares of its common stock having a market value of approximately $135.0 million at the date of acquisition. The acquisition was accounted for as a pooling of interests for accounting purposes and qualified as a tax-free merger for federal income tax purposes. Oclassen marketed dermatology products used to prevent and treat skin diseases. In connection with the acquisition, the Company obtained the rights to the following five Oclassen products:
Monodox(R) (doxycycline monohydrate), Condylox(R) (podofilox 0.5%), Cordran(R) (flurandrenolide), Cinobac(R) (cinoxacin) and Cormax(TM) (clobetasol propionate).

 1995 acquisition of Circa

  In July 1995, the Company acquired Circa for approximately 37.4 million shares of its common stock having a market value of approximately $698.0 million at the date of acquisition. Circa manufactured off-patent pharmaceutical products and held investments in Somerset and Andrx. The acquisition qualified as a tax-free merger for federal income tax purposes and was accounted for as a pooling of interests.

                         WATSON PHARMACEUTICALS, INC.

3. Balance Sheet Components

  Selected balance sheet components consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
                                                               (in thousands)
   Inventories
     Raw materials........................................... $ 23,937  $16,905
     Work-in-progress........................................   12,408    9,303
     Finished goods..........................................   42,436   20,759
                                                              --------  -------
                                                              $ 78,781  $46,967
                                                              ========  =======
   Property and equipment
     Buildings and improvements.............................. $ 48,181  $48,206
     Leasehold improvements..................................   12,814    8,722
     Land and land improvements..............................    9,674    5,261
     Machinery and equipment.................................   64,294   50,449
     Research and laboratory equipment.......................   14,515    9,707
     Furniture and fixtures..................................    3,802    3,183
                                                              --------  -------
                                                               153,280  125,528
     Less accumulated depreciation and amortization..........  (56,368) (47,681)
                                                              --------  -------
                                                                96,912   77,847
     Construction in progress................................   12,224   10,157
                                                              --------  -------
                                                              $109,136  $88,004
                                                              ========  =======
   Accounts payable and accrued expenses
     Trade accounts payable.................................. $ 33,467  $22,754
     Royalties payable.......................................    8,227    6,420
     Accrued payroll and benefits............................    7,120    5,755
     Other accrued liabilities...............................   14,978    9,494
                                                              --------  -------
                                                              $ 63,792  $44,423
                                                              ========  =======

4. Investments and Other Assets

  Investments and other assets consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (in thousands)
   Long-term investments..................................... $138,514 $ 92,233
   Investments in joint ventures.............................   46,232   31,626
   Other assets..............................................    8,405    7,224
                                                              -------- --------
                                                              $193,151 $131,083
                                                              ======== ========

 Long-term investments

  Long-term investments consist primarily of the Company's investment in Andrx. Andrx is a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. Andrx' common

                         WATSON PHARMACEUTICALS, INC.

stock trades on the Nasdaq Stock Market under the symbol ADRX. At December 31, 1998, the Company owned 2.7 million common shares of Andrx, which represents approximately 17.7% of the total Andrx common shares outstanding. The Company also has a warrant to acquire 337,100 shares of Andrx, exercisable in whole or in part until July 8, 1999 at an exercise price of $8.90 per share. The Company's unrealized gain on this investment was $60.6 million and $33.1 million (net of income taxes of $40.4 million and $22.1 million), at December 31, 1998 and 1997, respectively. The unrealized gain on Andrx is the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

 Investment in Somerset joint venture

  The Company owns 50% of the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. Earnings from Somerset were approximately $7.4 million, $12.7 million, and $20.1 million in 1998, 1997, and 1996, respectively. The Somerset joint venture earnings reported by Watson are comprised of 50% of Somerset's earnings and management fees, offset by amortization of goodwill. The net excess of the cost of this investment over the fair value of net assets acquired was $5.4 million and $6.4 million at December 31, 1998 and 1997, respectively. Such goodwill is amortized on the straight-line basis over 15 years.

  The Internal Revenue Service ("IRS") has notified Somerset that it may be subject to additional income taxes and interest for its 1993, 1994, and 1995 tax years. The IRS has proposed adjustments relating to tax credits claimed under Internal Revenue Code Section 936. The proposed adjustments amount to approximately $14.0 million of additional income tax and interest charges, 50% of which would be Watson's share. Management of Somerset believes that it has met all of the requirements to qualify for the tax credits claimed and intends to vigorously defend its position on this matter.

 Combined results for unconsolidated investments in joint ventures

  The following aggregate financial information is provided for unconsolidated investments in joint ventures accounted for using the equity method:

                                                          For the Years Ended
                                                              December 31,
                                                        ------------------------
                                                         1998    1997     1996
                                                        ------- ------- --------
                                                             (in thousands)
     Net revenues...................................... $51,564 $73,489 $101,512
                                                        ======= ======= ========
     Gross profit...................................... $43,108 $63,858 $ 88,840
                                                        ======= ======= ========
     Net income........................................ $13,108 $20,925 $ 31,564
                                                        ======= ======= ========

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
     Current assets............................................ $79,155 $60,604
     Other assets..............................................   7,092   8,508
                                                                ------- -------
       Total assets............................................ $86,247 $69,112
                                                                ======= =======
     Current liabilities....................................... $20,893 $18,300
     Other liabilities.........................................     723   1,309
     Stockholders' equity......................................  64,631  49,503
                                                                ------- -------
       Total liabilities and stockholders' equity.............. $86,247 $69,112
                                                                ======= =======

                         WATSON PHARMACEUTICALS, INC.

5. Debt

  Long-term debt consisted of the following:

                                                             December 31,
                                                            ----------------
                                                              1998     1997
                                                            --------  ------
                                                            (in thousands)
     Senior unsecured notes, 7.125%, face amount of $150.0
      million, due 2008 (effective rate of 7.25%).......... $148,489  $  --
     Unsecured note, 8.1%, due August 2001.................    2,174   2,904
     Other notes payable...................................      198     345
                                                            --------  ------
                                                             150,861   3,249
     Less current portion..................................     (989)   (864)
                                                            --------  ------
                                                            $149,872  $2,385
                                                            ========  ======

  In May 1998, the Company issued $150.0 million of 7.125% senior unsecured notes. These notes are due in May 2008, with interest-only payments due semi-annually in November and May. The Company must maintain specified financial ratios and comply with certain restrictive covenants.

  Annual maturities of notes payable, other than the senior unsecured notes, are as follows: $1.0 million in 1999, $0.9 million in 2000 and $0.5 million in 2001.

6. Income Taxes

  The provision for income taxes is summarized as follows:

                                                         For the Years Ended
                                                            December 31,
                                                       ------------------------
                                                        1998    1997     1996
                                                       ------- -------  -------
                                                           (in thousands)
     Current provision:
       Federal........................................ $67,314 $46,990  $11,059
       State..........................................   9,340   9,372    4,458
                                                       ------- -------  -------
                                                        76,654  56,362   15,517
                                                       ------- -------  -------
     Deferred provision (benefit):
       Federal........................................     958  (2,228)  17,364
       State..........................................     635     280    3,035
                                                       ------- -------  -------
                                                         1,593  (1,948)  20,399
                                                       ------- -------  -------
       Provision for income taxes..................... $78,247 $54,414  $35,916
                                                       ======= =======  =======

  The exercise of stock options represents a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $13.6 million, $10.9 million and $7.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. Income taxes of $2.3 million have been provided for the possible distribution of approximately $29.0 million of undistributed earnings related to the Company's investments in joint ventures.

                         WATSON PHARMACEUTICALS, INC.

  Reconciliations between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

                                                               For the Years
                                                                   Ended
                                                                December 31,
                                                               ----------------
                                                               1998  1997  1996
                                                               ----  ----  ----
     Expected tax at federal statutory rate...................  35%   35%   35%
     State income taxes, net of federal benefit...............   3     4     5
     Research tax credits and other credits................... --    --     (1)
     Dividends received deduction............................. --     (2)   (4)
     Non-deductible merger expenses........................... --      2   --
     Non-deductible IPR&D charge..............................   2   --    --
     Other....................................................  (1)   (1)   (4)
                                                               ---   ---   ---
                                                                39%   38%   31%
                                                               ===   ===   ===

  Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company's net deferred tax assets and liabilities were:

                                                             December 31,
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
                                                            (in thousands)
   Benefits from NOL carryforwards........................ $  3,085  $  5,319
   Differences in financial statement and tax accounting
    for:
     Inventory and receivables............................   21,633     8,900
     Research and development.............................    1,732       746
     Property, equipment and intangible assets............  (11,487)   (7,351)
     Investments in joint ventures........................   (2,241)   (1,590)
   Unrealized gains--FAS 115..............................  (40,605)  (22,093)
   Valuation allowance....................................   (3,295)   (5,529)
   Other..................................................    6,300     4,110
                                                           --------  --------
                                                           $(24,878) $(17,488)
                                                           ========  ========

  The Company had net operating loss ("NOL") carryforwards at December 31, 1998 of approximately $9.0 million and $6.0 million for federal and Florida state income tax purposes, respectively. During 1998, the Company utilized NOL carryforwards of approximately $7.0 million to offset federal income. Due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of the NOL carryforward available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur. The Company's NOL carryforwards will begin to expire in 2003.

7. Stockholders' Equity

 Preferred stock

  In 1992, the Company authorized 2.5 million shares of no par preferred stock. The Board of Directors has the authority to fix the rights, preferences, privileges and restrictions, including dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. At December 31, 1998, no preferred stock was issued.

                         WATSON PHARMACEUTICALS, INC.

 Stock option plans

  The Company has adopted several stock option plans that authorize the granting of options to purchase the Company's common stock subject to certain conditions. At December 31, 1998, the Company had reserved 9.9 million shares of its common stock for issuance upon exercise of options granted or to be granted under these plans. The options are granted at the fair market value of the shares underlying the options at the date of the grant, generally become exercisable over a five-year period and expire in ten years. In conjunction with certain of the Company's acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, which require compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of the grant. Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), permits companies to apply existing accounting rules under APB 25 and provide pro forma disclosures of net income and earnings per share as if the fair value method (as defined in FAS 123) had been applied. Had compensation cost been determined using the fair value method prescribed by FAS 123, the Company's net income and earnings per share would have been as follows:

                                                         For the Years Ended
                                                             December 31,
                                                       ------------------------
                                                         1998    1997    1996
                                                       -------- ------- -------
                                                        (in thousands, except
                                                          per share amounts)
   Pro forma net income............................... $109,073 $82,182 $72,472
                                                       ======== ======= =======
   Pro forma basic earnings per share................. $   1.22 $  0.94 $  0.85
                                                       ======== ======= =======
   Pro forma diluted earnings per share............... $   1.19 $  0.92 $  0.82
                                                       ======== ======= =======

  The weighted average fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividend yield; expected volatility of 41%, 49% and 51%, risk-free interest rate of 5.14%, 6.15% and 6.18% per annum; and expected terms ranging from approximately seven to eight years. Weighted averages are used because of varying assumed exercise dates.

  A summary of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and for the years then ended is presented below (shares in thousands):

                                    For the Years Ended December 31,
                             --------------------------------------------------
                                  1998             1997             1996
                             ---------------- ---------------- ----------------
                                     Weighted         Weighted         Weighted
                                     Average          Average          Average
                                     Exercise         Exercise         Exercise
                             Shares   Price   Shares   Price   Shares   Price
                             ------  -------- ------  -------- ------  --------
   Outstanding-beginning of
    year...................   6,809   $17.77   7,384   $12.39   8,064   $11.24
     Granted...............   1,170   $43.06   2,388   $23.25   1,215   $17.88
     Exercised.............  (1,471)  $14.01  (2,399)  $ 5.97  (1,150)  $ 7.56
     Cancelled.............    (421)  $20.44    (564)  $18.49    (745)  $16.08
                             ------           ------           ------
   Outstanding-end of
    year...................   6,087   $22.51   6,809   $17.77   7,384   $12.39
                             ======           ======           ======
   Weighted average fair
    value
    of options granted.....  $21.06           $12.28           $ 8.42
                             ======           ======           ======

                         WATSON PHARMACEUTICALS, INC.

  The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):

                        Options Outstanding              Options Exercisable
              ---------------------------------------- -----------------------
   Range of          Weighted Average
   Exercise           Remaining Life  Weighted Average        Weighted Average
    Prices    Shares     in Years      Exercise Price  Shares  Exercise Price
   --------   ------ ---------------- ---------------- ------ ----------------
   $ 2.91 to
    $12.75..  1,118        4.4             $ 7.10        986       $ 7.11
   $12.88 to
    $18.63..  2,164        7.2             $17.32      1,004       $17.37
   $18.94 to
    $33.00..  1,635        8.3             $25.27        351       $24.58
   $33.50 to
    $56.75..  1,170        9.5             $43.07          5       $33.50
              -----                                    -----
              6,087        7.4             $22.51      2,346       $14.17
              =====                                    =====

8. Related Parties

  The Company leases a portion of its facilities from a trust in which Watson's Chairman and Senior Vice President, Scientific Affairs have beneficial interests. The aggregate rent expense paid to related parties in 1998, 1997 and 1996 was $345,000, $332,000 and $432,000, respectively, and was allocated to cost of sales, research and development and selling, general and administrative expenses.

  The Company had notes receivable due from executive officers in the amounts of $600,000 and $2.0 million at December 31, 1998 and 1997, respectively. The $600,000 note will mature in the third quarter of 1999. The $2.0 million note was repaid in March 1998.

9. Commitments and Contingencies

 Facility and equipment leases

  The Company has entered into operating leases for certain facilities and equipment. The terms of the operating leases for the Company's facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 1998, 1997 and 1996, including rent paid to related parties, was $5.5 million, $2.6 million and $2.1 million, respectively.

  At December 31, 1998, future minimum lease payments under all noncancelable operating leases consisted of the following (in thousands):

   For the Years Ending December 31,
     1999.............................................................. $ 4,729
     2000..............................................................   3,962
     2001..............................................................   1,110
     2002..............................................................     263
     2003 and after....................................................     404
                                                                        -------
                                                                        $10,468
                                                                        =======

 Employee retirement plan

  The Company maintains a 401(k) retirement plan covering substantially all employees. The Company makes contributions to the plan based upon the employee contributions. Watson contributed approximately $778,000, $398,000 and $472,000 to the retirement plan for the years ended December 31, 1998, 1997, and 1996, respectively.

                         WATSON PHARMACEUTICALS, INC.

 Legal matters

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

10. Quarterly Financial Data (Unaudited)

  Unaudited quarterly financial and market price information follows (in thousands, except per share data):

                                            Fourth    Third    Second   First
   1998                                    Quarter   Quarter  Quarter  Quarter
   ----                                    --------  -------- -------- --------
   Product sales, net..................... $146,445  $145,946 $141,885 $121,872
   Cost of sales..........................   52,142    56,635   54,780   45,100
     Gross profit.........................   94,303    89,311   87,105   76,772
                                           --------  -------- -------- --------
   Operating expenses.....................   36,461    37,044   37,202   44,022
   Other income (expense), net............     (163)    1,595    2,267    2,615
   Provision for income taxes.............   21,053    20,037   19,407   17,750
                                           --------  -------- -------- --------
     Net income........................... $ 36,626  $ 33,825 $ 32,763 $ 17,615
                                           ========  ======== ======== ========
     Basic earnings per share............. $   0.41  $   0.38 $   0.37 $   0.20
                                           ========  ======== ======== ========
     Diluted earnings per share........... $   0.40  $   0.37 $   0.36 $   0.19
                                           ========  ======== ======== ========

   Market price per share:   High......... $  63.00  $  52.88 $  49.50 $  42.94

          Low............................. $  42.00  $  40.25 $  36.25 $  30.50

                                            Fourth    Third    Second   First
   1997                                    Quarter   Quarter  Quarter  Quarter
   ----                                    --------  -------- -------- --------
   Product sales, net..................... $109,764  $ 91,817 $ 63,735 $ 58,699
   Cost of sales..........................   38,032    34,525   26,812   25,688
                                           --------  -------- -------- --------
     Gross profit.........................   71,732    57,292   36,923   33,011
                                           --------  -------- -------- --------
   Royalty income.........................      --        --     7,208    7,041
                                           --------  -------- -------- --------
   Operating expenses.....................   28,059    19,087   19,837   23,940
   Other income, net......................    3,058     4,230    7,376    7,650
   Provision for income taxes.............   17,308    14,837   12,558    9,711
                                           --------  -------- -------- --------
     Net income........................... $ 29,423  $ 27,598 $ 19,112 $ 14,051
                                           ========  ======== ======== ========
     Basic earnings per share............. $   0.33  $   0.32 $   0.22 $   0.16
                                           ========  ======== ======== ========
     Diluted earnings per share........... $   0.33  $   0.31 $   0.22 $   0.16
                                           ========  ======== ======== ========

   Market price per share:   High......... $  34.13  $  30.38 $  22.25 $  23.06

          Low............................. $  27.00  $  21.63 $  16.00 $  17.69

  The quarterly data above were restated, as applicable, to reflect the adoption of FAS 128 and for acquisitions in 1997 accounted for under the pooling of interests method as further discussed in Note 2. In addition, a first quarter 1998 charge for acquired in-process research and development (IPR&D) was restated to reflect a recently revised Securities and Exchange Commission-preferred methodology for valuing IPR&D. The restated amount is $13.0 million, as compared to $18.8 million as originally reported, and was determined in conjunction with an independent valuation firm.