Form 10-Q
period 1999-03-31
WATSON PHARMACEUTICALS INC
filed 1999-05-17
CIK 884629

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        _______________________________

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       or

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _________

                         Commission file number 0-20045

                          WATSON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                        95-3872914
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                               311 Bonnie Circle
                               Corona, CA  91720
         (Address of principal executive offices, including zip code)

                                (909) 270-1400
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
   Yes [X]   No [_]

The number of shares of the Registrant's only class of common stock outstanding as of May 6, 1999 was 95,651,700.
================================================================================

                          WATSON PHARMACEUTICALS, INC.

                           INDEX TO FORM 10-Q FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 1999


                                                                            PAGE
                                                                            ----
                        PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

   Consolidated Balance Sheets as of March 31, 1999 and
      December 31, 1998.................................................      3

   Consolidated Statements of Income for the
      Three Months Ended March 31, 1999 and 1998........................      4

   Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 1999 and 1998........................      5

   Notes to Consolidated Financial Statements...........................      6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................      9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk......     12


                  PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings..............................................     13

Item 4.  Submission of Matters to a Vote of Security Holders............     13

Item 5.  Other Information..............................................     14

Item 6.  Exhibits and Reports on Form 8-K...............................     14

Signatures..............................................................     15

                          WATSON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                     March 31,     December 31,
                                                                        1999           1998
                                                                    -----------    ------------
                            ASSETS                                  (unaudited)
Current assets:
      Cash and cash equivalents...................................  $   65,831     $   59,663
      Marketable securities.......................................      20,838         32,903
      Accounts receivable, net....................................     118,195         91,329
      Inventories.................................................     102,646         81,907
      Prepaid expenses and other current assets...................      22,038         27,358
      Deferred tax assets.........................................      25,197         29,634
                                                                    ----------     ----------
        Total current assets......................................     354,745        322,794

Property and equipment, net.......................................     130,385        125,918
Investments and other assets......................................     308,115        201,080
Product rights and other intangibles, net.........................     474,349        481,551
                                                                    ----------     ----------
                                                                    $1,267,594     $1,131,343
                                                                    ==========     ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses.......................  $   77,876     $   70,730
      Income taxes payable........................................      18,163             --
      Current portion of long-term debt...........................       2,109          2,223
      Current liability from acquisition of product rights........      15,000         30,000
                                                                    ----------     ----------
        Total current liabilities.................................     113,148        102,953

Long-term debt....................................................     153,811        154,123
Long-term liability from acquisition of product rights............       5,000         20,000
Deferred tax liabilities..........................................      97,865         54,512
                                                                    ----------     ----------
        Total liabilities.........................................     369,824        331,588
                                                                    ----------     ----------
Commitments and contingencies
Minority interest.................................................         400            400
                                                                    ----------     ----------
Stockholders' equity:
  Preferred stock; no par value per share; 2,500,000 shares
    authorized; none outstanding..................................          --             --
  Common stock; par value of $0.0033 per share, 500,000,000
    shares authorized; issued: 95,628,018 and 95,312,183 shares...         316            315
  Additional paid-in capital......................................     379,009        368,777
  Retained earnings...............................................     393,090        370,119
  Accumulated other comprehensive income..........................     124,955         60,144
                                                                    ----------     ----------
        Total stockholders' equity................................     897,370        799,355
                                                                    ----------     ----------
                                                                    $1,267,594     $1,131,343
                                                                    ==========     ==========

         See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited, in thousands, except per share amounts)

                                                   Three Months Ended
                                                        March 31,
                                             -----------------------------
                                               1999                 1998
                                             --------             --------
Product sales, net.......................    $159,243             $132,336
Cost of sales............................      49,997               45,640
                                             --------             --------
     Gross profit........................     109,246               86,696
                                             --------             --------
Operating expenses:
   Research and development..............      10,142               10,663
   Selling, general and administrative...      27,472               24,786
   Amortization..........................       6,690                4,617
   Merger and related expenses (Note B)..      20,467                   --
   Charge for acquired in-process
     research and development............          --               13,000
                                             --------             --------
       Total operating expenses..........      64,771               53,066
                                             --------             --------
Operating income.........................      44,475               33,630
                                             --------             --------
Other income (expense):
   Equity in earnings of joint ventures..          31                1,611
   Investment and other income...........         959                1,472
   Interest expense......................      (2,818)                (264)
                                             --------             --------
       Total other income (expense), net.      (1,828)               2,819
                                             --------             --------
Income before income tax provision......       42,647               36,449
Provision for income taxes...............      19,676               17,750
                                             --------             --------
Net income...............................    $ 22,971             $ 18,699
                                             ========             ========
Basic earnings per share.................    $   0.24             $   0.20
                                             ========             ========
Diluted earnings per share...............    $   0.23             $   0.19
                                             ========             ========
Weighted average shares
   outstanding, no dilution..............      95,518               93,922
                                             ========             ========
Weighted average shares
   outstanding, diluted basis............      98,161               96,364
                                             ========             ========

         See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                               ---------------------
                                                                1999          1998
                                                               --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................  $ 22,971      $ 18,699
                                                               --------      --------
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation..............................................     3,271         2,974
   Amortization..............................................     6,690         4,617
   Charge for acquired in-process research and development...        --        13,000
   Deferred income tax provision (benefit)...................     4,437        (1,777)
   Equity in loss (earnings) of joint ventures...............        75        (1,342)
   Tax benefits related to exercise of options...............     1,225        10,500
   Other.....................................................       (24)          353
   Changes in assets and liabilities, net of acquisition:
     Accounts receivable.....................................   (26,710)        6,384
     Inventories.............................................   (20,619)       (4,034)
     Prepaid expenses and other current assets...............     2,912          (956)
     Other assets............................................     3,992          (418)
     Accounts payable and accrued expenses...................     7,146         1,377
     Income taxes payable....................................    18,163         4,876
                                                               --------      --------
       Total adjustments.....................................       558        35,554
                                                               --------      --------
         Net cash provided by operating activities...........    23,529        54,253
                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment..........................    (7,556)       (4,969)
Purchases of marketable securities...........................   (10,296)       (5,560)
Proceeds from maturities of marketable securities............    23,166        35,091
Acquisitions of product rights...............................    (1,107)      (32,960)
Acquisition of business......................................        --       (67,545)
Additions to investment in joint ventures....................      (150)         (801)
                                                               --------      --------
   Net cash provided (used) by investing activities..........     4,057       (76,744)
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt.........................      (426)         (575)
Payments on liability for acquisition of product rights......   (30,000)      (45,000)
Proceeds from exercise of stock options and warrants.........     9,008        18,382
                                                               --------      --------
   Net cash used by financing activities.....................   (21,418)      (27,193)
                                                               --------      --------
      Net increase (decrease) in cash and cash equivalents...     6,168       (49,684)

Cash and cash equivalents at beginning of period.............    59,663        97,817
                                                               --------      --------
Cash and cash equivalents at end of period...................  $ 65,831      $ 48,133
                                                               ========      ========

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- GENERAL

The accompanying unaudited consolidated financial statements of Watson Pharmaceuticals, Inc. ("Watson" or the "Company") should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the Company's financial position and results of operations for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. In addition, certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

Watson's consolidated financial statements have been restated to reflect the January 1999 acquisition of TheraTech, Inc. ("TheraTech") as further discussed in Note B. This acquisition was accounted for as a pooling of interests and qualified as a tax-free merger for federal income tax purposes. The accompanying consolidated financial statements include the results of TheraTech for all periods presented.

In February 1998, the Company completed its acquisition of The Rugby Group, Inc. ("Rugby"), a developer and marketer of off-patent pharmaceutical products, from Hoechst Marion Roussel, Inc. The acquisition was accounted for as a purchase and the accompanying consolidated financial statements include Rugby's results of operations since the date of its acquisition. Under the purchase method of accounting, the portion of the purchase price that is allocated to an acquired company's in-process research and development ("IPR&D") is charged to expense at the date of acquisition. In the first quarter of 1998, the Company recorded a charge of $18.8 million for IPR&D in connection with the Rugby acquisition.
This charge was subsequently adjusted to $13.0 million to reflect a recently revised Securities and Exchange Commission ("SEC") preferred methodology for valuing IPR&D.

NOTE B -- ACQUISITION OF THERATECH

Watson completed its acquisition of TheraTech, a leading drug-delivery company that develops, manufactures and markets innovative products based on its patented and proprietary technologies and systems, in January 1999. Under the terms of the TheraTech merger agreement, each share of TheraTech common stock was converted into the right to receive 0.2663 of a share of the Company's common stock. Accordingly, the Company issued approximately 5.8 million common shares, with a market value on the date of acquisition of approximately $330 million, in exchange for all of the outstanding common shares of TheraTech.

In connection with this acquisition, during the first quarter of 1999, Watson recorded a special charge of $20.5 million for certain merger and related expenses. Of this amount, approximately $11.2 million had been paid in cash through March 31, 1999. The charge comprises transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the Company and management expects the closure process to be completed during the third quarter of 1999. The $9.4 million of

                         WATSON PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

closure costs consists of employee termination costs ($3.9 million), facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million).

NOTE C -- INVENTORIES

Inventories consisted of the following (in thousands):

                                        March 31,           December 31,
                                          1999                  1998
                                        ---------           ------------
Raw materials...................        $ 35,073               $25,961
Work-in-progress................          15,001                13,286
Finished goods..................          52,572                42,660
                                        --------               -------
                                        $102,646               $81,907
                                        ========               =======


NOTE D -- INVESTMENTS AND OTHER ASSETS

Long-term investments consist primarily of the Company's investment in Andrx, a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. Andrx' common stock trades on the Nasdaq Stock Market under the symbol ADRX. At March 31, 1999, the Company owned 2.7 million common shares of Andrx, which represents approximately 17.6% of the total Andrx common shares outstanding. The Company also has a warrant to acquire approximately 337,100 shares of Andrx, exercisable in whole or in part until July 8, 1999 at an exercise price of $8.90 per share. Watson accounts for this investment using the cost method, adjusted to fair market value. The unrealized gain on the Company's investment in Andrx was $125.0 million and $60.6 million (net of income taxes of $83.3 million and $40.4 million), at March 31, 1999 and December 31, 1998, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

                         WATSON PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- EARNINGS PER SHARE ("EPS")

A reconciliation of the computation of basic and diluted EPS follows (in thousands, except for EPS):

                                                          Three Months Ended
                                                               March 31,
                                                          -----------------
                                                           1999      1998
                                                          -------   -------
Basic EPS:
----------
Net income..............................   (numerator)    $22,971   $18,699
Weighted average shares outstanding,
 no dilution............................   (denominator)   95,518    93,922

   Basic EPS............................                  $  0.24   $  0.20
                                                          =======   =======

Diluted EPS:
------------
Net income..............................   (numerator)    $22,971   $18,699
Weighted average shares outstanding.....                   95,518    93,922
Assumed exercise of dilutive stock
 options and warrants...................                    2,643     2,442
                                                          -------   -------
Weighted average shares outstanding,
 diluted basis..........................   (denominator)   98,161    96,364

   Diluted EPS..........................                  $  0.23   $  0.19
                                                          =======   =======

NOTE F -- COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. Watson's comprehensive income consisted of net income and the unrealized gain or loss on equity securities. The components of comprehensive income were as follows (in thousands):

                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                     1999        1998
                                                    -------    -------
Net income..............................            $22,971    $18,699
Unrealized gain (loss) on equity
 securities, net of tax.................             64,810     (9,986)
                                                    -------    -------
Comprehensive income....................            $87,781    $ 8,713
                                                    =======    =======

NOTE G -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                    Three Months Ended
                                                        March 31,
                                                    ------------------
                                                     1999        1998
                                                    -------    -------
                                                       (in thousands)
Cash paid during the periods for:
   Interest............................             $   43    $    254
   Income taxes........................              1,232       4,332
Acquisition of business:
   Fair value of assets acquired.......             $   --    $(93,189)
   Fair value of liabilities assumed...                 --      25,644
                                                    ------    --------
     Net cash paid.....................             $   --    ($67,545)
                                                    ======    ========

                         WATSON PHARMACEUTICALS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended March 31, 1999 Compared to 1998

Product sales for the three months ended March 31, 1999 were $159.2 million compared to $132.3 million for the 1998 period, an increase of $26.9 million or 20%. The sales increase was primarily due to i) sales of women's health products acquired in November 1998, ii) increased sales of certain core brand products, and iii) sales generated by the Rugby product line, acquired on February 28, 1998. These sales increases also helped partially offset decreased sales of certain third party sourced products due to recurrent shipment delays arising from an unresolved production interruption at a third party manufacturer. Overall, brand products accounted for 50% of net product sales in the 1999 quarter, up from 48% in the 1998 period. As a result of the higher margins generated by brand products, the gross profit margin increased from 65.5% in the first quarter of 1998 to 68.6% in 1999.

Research and development expenses were $10.1 million in the first quarter of 1999, compared to $10.7 million in 1998. This decrease was primarily due to a TheraTech milestone payment made in the first quarter of 1998, with no comparable payment required in 1999, and a reduction in test chemical expenses incurred in the first quarter of 1999.

Selling, general and administrative expenses were $27.5 million for the first quarter of 1999, compared to $24.8 million in the prior year period. Selling and marketing expenses increased primarily due to an expansion of the sales force from an average headcount of 330 in first quarter 1998 to 425 in 1999. The additional sales force personnel were primarily in the women's health group and in the Rugby telemarketing force. The Company also experienced increased promotional expenses on its expanded line of women's health products, acquired in November 1998.

First quarter amortization expense increased to $6.7 million in 1999, compared to $4.6 million in the 1998 period, primarily due to amortization of the cost of the oral contraceptive product rights acquired in November 1998. Watson has capitalized such acquired product rights and is amortizing them over estimated lives of 20 years. In addition, the 1999 period reflects three months of goodwill amortization related to the Rugby acquisition, compared to one month in the 1998 period.

In connection with the acquisition of TheraTech, Watson recorded a special charge of $20.5 million for certain merger and related expenses during the first quarter of 1999. Of this amount, approximately $11.2 million had been paid in cash through March 31, 1999. The charge comprises transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the Company and management expects the closure process to be completed during the third quarter of 1999. The $9.4 million of closure costs consists of employee termination costs ($3.9 million), facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). In the first quarter of 1998, the Company recorded a nonrecurring charge for in-process research and development in connection with the Rugby acquisition, reflected herein at its final valuation of $13.0 million.

                         WATSON PHARMACEUTICALS, INC.

Equity in earnings from joint ventures decreased significantly in the first quarter of 1999 primarily due to reduced earnings from the Company's 50% interest in Somerset. In recent years, the Company's earnings from Somerset have declined as a result of increased competition and increased research and development expenditures. Currently, Somerset's sole product is Eldepryl(R), which lost patent protection in 1996.

Interest expense increased significantly during the first quarter of 1999 due to interest on the Company's $150 million offering of senior unsecured notes issued in May 1998.

The provision for income taxes increased to $19.7 million in the first quarter of 1999, compared to $17.8 million in the 1998 quarter. The effective income tax rate was 46% in the 1999 period and 49% in 1998. These effective tax rates reflect the non-deductibility for income tax purposes of a portion of the 1999 merger expenses and all of the 1998 charge for acquired in-process research and development.

Liquidity and Capital Resources

The Company's working capital increased from $219.8 million at December 31, 1998 to $241.6 million at March 31, 1999. This $21.8 million increase was primarily due to the Company's net income in the first quarter of 1999 and growth in its accounts receivable and inventory balances at March 31, 1999. These working capital increases were partially offset by cash used for acquisitions of property and equipment, a scheduled payment pursuant to the purchase of product rights and increased current liabilities (primarily income taxes payable) at March 31, 1999.

In April 1998, the Company filed a registration statement with the SEC to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, pursuant to this shelf offering, the Company issued $150 million of 7-1/8% senior unsecured notes due May 2008, with interest payable semi-annually in May and November.

In the first quarter of 1999, the Company entered into a credit facility that provides for unsecured borrowing commitments totaling $30 million. To date, no borrowings have been made under this credit facility.

Management believes that current cash balances and the cash provided from operations will be sufficient to meet the Company's normal operating requirements during the coming year.

The Company continues to review additional opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with its existing business. Watson could use cash and financing sources discussed herein, or financing sources that subsequently become available to the Company, to fund additional acquisitions or investments. If a material acquisition or investment is completed, the Company's operating results and financial condition could change materially in future periods.

                         WATSON PHARMACEUTICALS, INC.

YEAR 2000 COMPLIANCE PROGRAM

Watson has instituted a multi-phase program to (a) evaluate whether its computerized information systems are able to interpret dates beyond the year 1999, (b) to respond to and remedy any inadequacies which may emerge from the evaluation process, (c) to investigate the Year 2000 readiness of third parties having material relationships with the Company and (d) to develop a contingency plan for any Year 2000 date sensitive systems of the Company, which may not be immediately remedied (the "Year 2000 Compliance Program"). An inability to interpret dates beyond 1999 could cause computer system errors or system failure, potentially leading to disruptions in operations. The aggregate cost of the Company's Year 2000 Compliance Program is expected to be approximately $500,000. Watson's Year 2000 Compliance Program has addressed its primary business application systems (including manufacturing, sales, distribution and finance), internal network systems, personal computers and telecommunications systems. The evaluation and remedy phases have been completed for these business units and systems and management believes that they are currently Year 2000 compliant. The Company expects to transition TheraTech's primary business application systems to its Year 2000 compliant systems by July 1999. The evaluation and remedy phases on TheraTech's secondary systems are underway and are expected to be completed by June 1999. In the third quarter of 1998, Watson began the third phase of its Year 2000 Compliance Program, which is a review of external entities having material relationships with the Company. Communications with these entities are underway and the company expects this phase to be completed by June 1999.

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

                         WATSON PHARMACEUTICALS, INC.

Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein.

The Company's estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect Watson's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the success of Watson's product development activities and the timeliness with which regulatory authorizations and product roll-out may be achieved, market acceptance of Watson's products and the impact of competitive products and pricing, the availability on commercially reasonable terms of raw materials and other third party sourced products, dependence on sole source suppliers, successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions, the ability to timely and cost effectively integrate acquisitions, exposure to product liability and other lawsuits and contingencies, the successful and timely implementation of the Company's Year 2000 Compliance Program, and other risks and uncertainties detailed in this report and from time to time in Watson's other SEC filings including, without limitation, the Company's Annual Reports on Form 10-K.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed in Note D to the accompanying Notes to Consolidated Financial Statements, the Company's investment in Andrx, which was stated on Watson's balance sheet at a fair market value of $245.3 million at March 31, 1999, consisted of 2.7 million shares of Andrx common stock. This investment has exposure to price risk, as the Andrx common stock is a publicly traded equity security, the market price of which has been, and may continue to be, volatile. The following table sets forth the Andrx quarterly high and low share market price information, based on published financial sources, for 1998 and through March 31, 1999:

1999                                                 High       Low
----                                                 ----       ---
First quarter...................................      $92.50    $44.50

1998, by quarter
----------------
First...........................................      $38.25    $24.50
Second..........................................       42.63     28.13
Third...........................................       43.00     25.88
Fourth..........................................       51.69     24.63

Substantially all of the Company's cash equivalents and marketable securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates.

                         WATSON PHARMACEUTICALS, INC.

However, all of these investments mature within one year. As a result, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company believes that the fair value of its fixed-rate long-term debt approximates its carrying value of approximately $155 million at March 31, 1999. While changes in market interest rates may affect the fair value of the Company's long-term debt, management believes the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial condition, results of operations or cash flows will not be material. The Company has no material foreign exchange or commodity price risks.

PART II -- OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 in the Company's 1998 Annual Report on Form 10-K for background information on certain legal proceedings. The following is a description of significant legal proceeding developments during the period covered by this Quarterly Report:

With respect to the phentermine hydrochloride product liability suits filed against Rugby and others, additional actions raising similar issues have been filed. As of April 30, 1999, a total of approximately 600 cases have been filed against Rugby and other Watson entities in 26 different state courts and federal court. The Company believes that it will be fully indemnified by Hoechst Marion Roussel, Inc. (the former owner of Rugby) for the defense of all such cases and for any liability that may arise out of these cases.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Watson's annual meeting of stockholders held on May 3, 1999, two proposals were set before the stockholders for their vote.

  PROPOSAL ONE:  Election of two directors to hold office until the 2002 Annual
Meeting:

DIRECTOR -- CLASS I             VOTES FOR      VOTES WITHHELD
-------------------             ---------      --------------
Michael J. Fedida.........      71,642,265          888,514
Albert F. Hummel..........      71,493,568        1,037,211

  PROPOSAL TWO: Ratification of the selection of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ending December 31, 1999:

For.......................      72,350,848
Against...................          63,858
Abstain...................         116,073

                         WATSON PHARMACEUTICALS, INC.

ITEM 5.  OTHER INFORMATION

As reported in the Company's 1998 Annual Report on Form 10-K, the Company received from the Food and Drug Administration ("FDA") a Warning Letter in January 1999 arising from a December 1998 inspection of the Company's Corona, California facility. The Company has responded to FDA and has initiated a quality improvement plan. The Company believes that this plan will address FDA observations contained in the Warning Letter and those arising from a subsequent inspection of the Corona facility. In connection with a January 1999 inspection of the Company's Miami, Florida facility, FDA issued to Watson a Warning Letter in April 1999. In the Warning Letter, the agency commented that observations about inadequate investigations, documentation and training had appeared in past inspection reports (although FDA acknowledged that a number of these had occurred prior to Watson's purchase of the Miami facility). Watson believes that certain ongoing improvements it has and intends to implement at its Miami facility will address FDA's concern and has responded to FDA accordingly. Moreover, in the April 1999 Warning Letter, FDA acknowledged that it had received the Company's previously submitted responses to FDA's observations made in its January 1999 inspection of the Miami facility. FDA's January 1999 observations generally concerned cGMP compliance in areas such as documentation, investigations and training. FDA stated that it would evaluate the corrections taken by the Company at FDA's next inspection of the Miami facility.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          27.1  Financial Data Schedule (EDGAR version only)

     (b) Report on Form 8-K filed during the quarter ended March 31, 1999:

          On January 29, 1999, the Company filed a Form 8-K Report, dated January 15, 1999, in which it announced the consummation of its merger with TheraTech, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WATSON PHARMACEUTICALS, INC.
                                              (Registrant)

                               By:      /s/  MICHAEL E. BOXER
                                  -------------------------------------
                                             Michael E. Boxer
                                          Chief Financial Officer
                                       (Principal Financial Officer)


                               By:       /s/  R. CHATO ABAD
                                  -------------------------------------
                                              R. Chato Abad
                                         Vice President-Finance
                                     (Principal Accounting Officer)




Dated: May 14, 1999