Form 10-Q
period 1999-06-30
WATSON PHARMACEUTICALS INC
filed 1999-08-16
CIK 884629

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                311 BONNIE CIRCLE
                                CORONA, CA 92880
          (Address of principal executive offices, including zip code)

                                 (909) 270-1400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares of the Registrant's only class of common stock outstanding as of August 6, 1999 was approximately 95,805,500.


================================================================================

                          WATSON PHARMACEUTICALS, INC.

                           INDEX TO FORM 10-Q FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                                                    PAGE
                                                                                    ----
                              PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.........    1
     Consolidated Statements of Income for the
         Three and Six Months Ended June 30, 1999 and 1998.........................    2
     Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998...................................    3
     Notes to Consolidated Financial Statements....................................    4

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.........................    7
Item 3.  Quantitative and Qualitative Disclosure about Market Risk.................   12

                        PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings.........................................................   13
Item 5.  Other Information.........................................................   14
Item 6.  Exhibits and Reports on Form 8-K..........................................   15
Signatures.........................................................................   15

                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                       JUNE 30,        DECEMBER 31,
                                                                         1999              1998
                                                                      ----------       ------------
                                              ASSETS                  (UNAUDITED)
Current assets:
    Cash and cash equivalents ......................................  $   55,818        $   59,663
    Marketable securities ..........................................      34,098            32,903
    Accounts receivable, net .......................................     129,615            91,329
    Inventories ....................................................     108,623            81,907
    Prepaid expenses and other current assets ......................      14,181            27,358
    Deferred tax assets ............................................      16,183            29,634
                                                                      ----------        ----------
       Total current assets ........................................     358,518           322,794

Property and equipment, net ........................................     134,265           125,918
Investments and other assets .......................................     535,820           201,080
Product rights and other intangibles, net ..........................     495,797           481,551
                                                                      ----------        ----------

                                                                      $1,524,400        $1,131,343
                                                                      ==========        ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ..........................  $   67,953        $   70,730
    Income taxes payable ...........................................       6,194                --
    Current portion of long-term debt ..............................       1,973             1,843
    Current liability from acquisition of product rights ...........      15,950            30,380
                                                                      ----------        ----------
       Total current liabilities ...................................      92,070           102,953

Long-term debt .....................................................     150,327           151,083
Long-term liability from acquisition of product rights .............       7,090            23,040
Deferred tax liabilities ...........................................     189,118            54,512
                                                                      ----------        ----------
       Total liabilities ...........................................     438,605           331,588
                                                                      ----------        ----------
Commitments and contingencies ......................................
Minority interest ..................................................         400               400
                                                                      ----------        ----------
Stockholders' equity:
  Preferred stock; no par value per share;
    2,500,000 shares authorized; none outstanding ..................          --                --
  Common stock; $0.0033 par value per share;
    500,000,000 shares authorized; 95,778,000 and 95,312,000
    shares issued ..................................................         316               315
  Additional paid-in capital .......................................     390,349           368,777
  Retained earnings ................................................     439,256           370,119
  Accumulated other comprehensive income ...........................     255,474            60,144
                                                                      ----------        ----------
       Total stockholders' equity ..................................   1,085,395           799,355
                                                                      ----------        ----------
                                                                      $1,524,400        $1,131,343
                                                                      ==========        ==========



          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited, in thousands, except per share amounts)

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                               ---------------------------         ---------------------------
                                                 1999              1998              1999              1998
                                               ---------         ---------         ---------         ---------
Net revenues ................................  $ 170,242         $ 152,684         $ 329,485         $ 285,020
Cost of sales ...............................     55,427            54,135           105,424            99,775
                                               ---------         ---------         ---------         ---------
      Gross profit ..........................    114,815            98,549           224,061           185,245
                                               ---------         ---------         ---------         ---------
Operating expenses:

   Research and development .................     13,573            12,714            23,715            23,377
   Selling, general and administrative ......     28,539            29,266            56,011            54,052
   Amortization .............................      7,350             5,454            14,040            10,071
   Merger and related expenses (Note B) .....         --                --            20,467                --
   Charge for acquired in-process
     research and development ...............         --                --                --            13,000
                                               ---------         ---------         ---------         ---------
      Total operating expenses ..............     49,462            47,434           114,233           100,500
                                               ---------         ---------         ---------         ---------

Operating income ............................     65,353            51,115           109,828            84,745
                                               ---------         ---------         ---------         ---------
Other income (expense):
   Equity in earnings of joint ventures .....        354             2,179               385             3,790
   Investment and other income ..............        927             1,821             1,886             3,293
   Interest expense .........................     (2,797)           (1,510)           (5,615)           (1,774)
                                               ---------         ---------         ---------         ---------
      Total other income (expense), net .....     (1,516)            2,490            (3,344)            5,309
                                               ---------         ---------         ---------         ---------
Income before income tax provision ..........     63,837            53,605           106,484            90,054
Provision for income taxes ..................     17,671            19,407            37,347            37,157
                                               ---------         ---------         ---------         ---------

Net income ..................................  $  46,166         $  34,198         $  69,137         $  52,897
                                               =========         =========         =========         =========
Basic earnings per share ....................  $    0.48         $    0.36         $    0.72         $    0.56
                                               =========         =========         =========         =========
Diluted earnings per share ..................  $    0.47         $    0.35         $    0.71         $    0.55
                                               =========         =========         =========         =========
Weighted average shares
   outstanding, no dilution .................     95,690            94,825            95,595            94,375
                                               =========         =========         =========         =========
Weighted average shares
   outstanding, diluted basis ...............     97,930            97,460            98,045            96,915
                                               =========         =========         =========         =========



          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       ---------------------------
                                                                          1999              1998
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................................   $  69,137         $  52,897
                                                                       ---------         ---------
Reconciliation to net cash provided by operating activities:
   Depreciation ....................................................       6,506             6,017
   Amortization ....................................................      14,040            10,071
   Charge for acquired in-process research and development .........          --            13,000
   Deferred income tax provision (benefit) .........................      17,557           (10,338)
   Equity in earnings of joint ventures ............................        (144)           (3,194)
   Tax benefits related to exercise of stock options ...............       9,397            11,889
   Other ...........................................................       2,198             1,282
   Changes in assets and liabilities, net of acquisition:
       Accounts receivable .........................................     (39,154)             (515)
       Inventories .................................................     (26,716)          (10,400)
       Prepaid expenses and other current assets ...................      10,768            (1,032)
       Other assets ................................................         406            (1,515)
       Accounts payable and accrued expenses .......................      (2,777)            7,489
       Income taxes payable ........................................       6,194            17,364
                                                                       ---------         ---------
          Total adjustments ........................................      (1,725)           40,118
                                                                       ---------         ---------
           Net cash provided by operating activities ...............      67,412            93,015
                                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment ................................     (14,671)          (11,349)
Purchases of marketable securities .................................     (27,240)          (11,309)
Proceeds from maturities of marketable securities ..................      25,967            42,265
Acquisitions of product rights .....................................     (32,984)          (54,606)
Acquisition of business ............................................          --           (67,695)
Addition to investment in Andrx ....................................      (3,000)               --
Additions to investment in joint ventures ..........................        (500)           (7,435)
                                                                       ---------         ---------
           Net cash used by investing activities ...................     (52,428)         (110,129)
                                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ...........................          --           148,662
Principal payments on long-term debt ...............................        (625)           (5,965)
Payments on liability for acquisition of product rights ............     (30,380)          (45,380)
Proceeds from exercise of stock options and warrants ...............      12,176            20,185
                                                                       ---------         ---------
           Net cash (used) provided by financing activities ........     (18,829)          117,502
                                                                       ---------         ---------

           Net increase (decrease) in cash and cash equivalents ....      (3,845)          100,388
Cash and cash equivalents at beginning of period ...................      59,663            97,817
                                                                       ---------         ---------

Cash and cash equivalents at end of period .........................   $  55,818         $ 198,205
                                                                       =========         =========



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

In February 1998, the Company completed its acquisition of The Rugby Group, Inc. ("Rugby"), a developer and marketer of off-patent pharmaceutical products, from Hoechst Marion Roussel, Inc. The acquisition was accounted for as a purchase and the accompanying consolidated financial statements include Rugby's results of operations since the date of its acquisition. Under the purchase method of accounting, the portion of the purchase price that is allocated to an acquired company's in-process research and development ("IPR&D") is charged to expense at the date of acquisition. In the first quarter of 1998, the Company recorded a charge of $13.0 million for IPR&D in connection with the Rugby acquisition.

NOTE B - ACQUISITION OF THERATECH

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

In connection with this acquisition, during the first quarter of 1999, Watson recorded a special charge of $20.5 million for certain merger and related expenses. The charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the Company and management expects the closure process to be completed during the third quarter of 1999. The $9.4 million of closure costs consisted of employee termination costs ($3.9 million), non-cash facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). Through

June 30, 1999, the Company had paid approximately $10.2 million in transaction costs and paid or charged-off assets of approximately $6.5 million in closure-related expenses of the TheraTech merger. Accrued merger expenses as of June 30, 1999 total approximately $3.8 million.

NOTE C - INVENTORIES

Inventories consisted of the following (in thousands):

                        June 30,      December 31,
                          1999            1998
                        --------      ------------
Raw materials.........  $ 36,414        $ 25,961
Work-in-progress......    12,283          12,728
Finished goods........    59,926          43,218
                        --------        --------
                        $108,623        $ 81,907
                        ========        ========

NOTE D - INVESTMENTS AND OTHER ASSETS

Long-term investments consist primarily of the Company's investment in Andrx Corporation, a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. Andrx' common stock trades on the Nasdaq Stock Market under the symbol ADRX. On June 30, 1999, Watson exercised a warrant issued by Andrx in July 1994 and acquired approximately 674,000 Andrx common shares for $3.0 million. As of June 30, 1999, following the warrant exercise and Andrx' two-for-one stock split in June 1999, the Company held approximately 6.1 million common shares of Andrx. This represents approximately 19.4% of the total Andrx common shares outstanding. Watson accounts for this investment using the cost method, adjusted to fair market value. The unrealized gain on the Company's investment in Andrx was $256.3 million and $60.6 million (net of income taxes of $170.9 million and $40.4 million), at June 30, 1999 and December 31, 1998, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

NOTE E - EARNINGS PER SHARE ("EPS")

The following table sets forth the computation of basic and diluted EPS:

                                                  Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                               ----------------------        ----------------------
(in thousands, except for EPS)                  1999           1998           1999           1998
                                               -------        -------        -------        -------
Numerator:
    Net income..............................   $46,166        $34,198        $69,137        $52,897
                                               =======        =======        =======        =======
Denominators:
    Denominator for basic EPS, weighted
       average shares outstanding...........    95,690         94,825         95,595         94,375
    Assumed exercise of dilutive stock
       options and warrants.................     2,240          2,635          2,450          2,540
                                               -------        -------        -------        -------
    Denominator for diluted EPS.............    97,930         97,460         98,045         96,915
                                               =======        =======        =======        =======
Basic EPS...................................   $  0.48        $  0.36        $  0.72        $  0.56
                                               =======        =======        =======        =======
Diluted EPS.................................   $  0.47        $  0.35        $  0.71        $  0.55
                                               =======        =======        =======        =======

NOTE F - COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. Watson's comprehensive income consisted of the following:

                                    Three Months Ended              Six Months Ended
                                         June 30,                        June 30,
                                 ------------------------        ------------------------
(in thousands)                     1999            1998            1999            1998
                                 --------        --------        --------        --------
Net income ....................  $ 46,166        $ 34,198        $ 69,137        $ 52,897
Unrealized gain on equity
   securities, net of tax .....   130,520          14,636         195,330           4,650
                                 --------        --------        --------        --------
Comprehensive income ..........  $176,686        $ 48,834        $264,467        $ 57,547
                                 ========        ========        ========        ========

NOTE G - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                         Six Months Ended
                                                              June 30,
                                                       -----------------------
(in thousands)                                          1999            1998
                                                       -------        --------
Cash paid during the periods for:
    Interest.......................................... $ 5,532        $    412
    Income taxes......................................  13,536          19,718

Acquisition of business:
    Fair value of assets acquired..................... $    --        $(93,339)
    Fair value of liabilities assumed.................      --          25,644
                                                       -------        --------
       Net cash paid.................................. $    --        $(67,695)
                                                       =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

Net revenues for the three months ended June 30, 1999 were $170.2 million compared to $152.7 million for the 1998 period, an increase of $17.5 million or 11%. Second quarter revenue growth was attributable to increased sales of branded products, including dermatology and newly acquired female healthcare products, and increased licensing income. These sales increases were partially offset by lower sales of the Dilacor XR(R) product and its generic equivalent, diltiazem, due to supply interruptions, and of certain other generic products, including various Rugby products phased out in mid-1998. Sales of Dilacor XR(R) and its generic equivalent may continue to decline in future periods due to continued supply interruptions at Watson's sole supplier. (See "Item 5. Other Information") Second quarter 1999 revenues included an $8 million fee arising from certain outlicensing activities. Overall, branded products accounted for approximately 50% of net product sales in the second quarter of 1999, up from approximately 40% in the 1998 period. As a result of the higher margins generated by branded products, the gross profit margin on product sales increased to 65% in the second quarter of 1999 from 63% in the same period of 1998.

Research and development expenses increased to $13.6 million in the second quarter of 1999, compared to $12.7 million in the same period of 1998, due to differences in the timing of various projects.

Selling, general and administrative expenses decreased to $28.5 million for the second quarter of 1999, compared to $29.3 million in the prior year period, primarily due to efficiencies realized from the consolidation of distribution facilities subsequent to the Rugby acquisition in 1998. This decrease was partially offset by higher personnel-related costs in the selling and marketing area, primarily due to expansion of the female healthcare sales force, and in the administrative area, in support of the Company's growth.

Second quarter amortization expense increased to $7.4 million in 1999, compared to $5.5 million in the 1998 period, primarily due to amortization of the cost of the female healthcare product rights acquired in November 1998. Watson has capitalized such acquired product rights and is amortizing them over estimated lives of 20 years.

Equity in earnings from joint ventures decreased significantly in the second quarter of 1999 primarily due to reduced earnings from the Company's 50% interest in Somerset Pharmaceuticals, Inc., due to lower revenues and higher research and development costs. Currently, Somerset's sole product is an anti-Parkinson's drug that lost Orphan Drug exclusivity in 1996, although other potential indications for this product are under development. This decrease was partially offset by increased earnings from the ANCIRC joint venture with Andrx in the 1999 period as a result of a new product launch during second quarter 1999.

Interest expense increased significantly during the second quarter of 1999 compared to the 1998 period due to interest on the Company's $150 million of senior unsecured notes issued in May 1998.

The second quarter 1999 income tax provision reflects a lower effective tax rate on pretax income than in 1998, 34% compared to 36%, and a nonrecurring tax benefit of $4.1 million, both of which result from recent changes in income tax regulations relating to the "separate return limitation year" ("SRLY") limitations on the use of acquired net operating loss ("NOL") carryforwards. Previously, the

Company had maintained a valuation allowance against certain acquired deferred tax assets related to NOL carryforwards because of uncertainty as to their future realization under the SRLY limitations. With the June 1999 change in SRLY rules, management now believes that the carryforwards will be realized and that the related valuation allowance should be reversed, which reversal will result in a reduction in the Company's 1999 income tax provision aggregating $9.8 million. For tax purposes, $4.1 million of that total may not be utilized until future years, and has been reflected as a one-time reduction in income tax expense during the second quarter 1999. The remaining $5.7 million will be utilized for tax purposes during 1999 and is being recognized through a reduction in the Company's effective tax rate, exclusive of the one-time benefit, to approximately 34% during the second, third and fourth quarters of 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO 1998

Net revenues for the six months ended June 30, 1999 were $329.5 million compared to $285.0 million for the 1998 period, an increase of $44.5 million or 16%. The revenue growth was attributable to increased sales of branded products, including newly acquired female healthcare products and dermatology products. These sales increases were partially offset by lower sales of the Dilacor XR(R) product and diltiazem, due to supply interruptions, and of certain other generic products. Sales of Dilacor XR(R) and its generic equivalent may continue to decline in future periods due to continued supply interruptions at Watson's sole supplier. (See "Item 5. Other Information") Overall, branded products accounted for approximately 50% of net product sales in the first six months of 1999, up from approximately 40% in the 1998 period. As a result of the higher margins generated by branded products, the gross profit margin on product sales increased to 66% in the 1999 period from 63% in 1998.

Selling, general and administrative expenses increased to $56.0 million for the first half of 1999, compared to $54.1 million in the prior year period. Selling and marketing expenses accounted for essentially all of this increase, with higher personnel-related costs more than offsetting lower distribution costs. The higher personnel costs resulted primarily from the expansion of the female healthcare sales group, while the decreased distribution costs resulted from efficiencies of facility consolidation subsequent to the Rugby acquisition.

First half 1999 amortization expense increased to $14.0 million compared to $10.1 million in the 1998 period, primarily due to amortization of the cost of the female healthcare product rights acquired in November 1998.

During the first quarters of 1999 and 1998, Watson recorded nonrecurring charges related to its acquisitions of TheraTech and Rugby, respectively. In connection with the acquisition of TheraTech, Watson recorded a special charge of $20.5 million for certain merger and related expenses. The charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the Company and management expects the closure process to be completed during the third quarter of 1999. The $9.4 million of closure costs consisted of employee termination costs ($3.9 million), non-cash facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). Through June 30, 1999, the Company had paid approximately $10.2 million in transaction costs and paid or charged-off assets of approximately $6.5 million in closure-related expenses of the TheraTech merger. Accrued merger expenses as of June 30, 1999 total approximately $3.8 million. In the first quarter of 1998, the Company recorded a nonrecurring charge of $13.0 million for IPR&D in connection with the Rugby acquisition.

Equity in earnings from joint ventures decreased significantly in the first half of 1999 primarily due to reduced earnings from the Company's interest in Somerset, partially offset by higher earnings from the ANCIRC joint venture.

Interest expense increased significantly during the six months ended June 30, 1999 due to interest on the Company's $150 million of senior unsecured notes issued in May 1998.

The provision for income taxes of $37.3 million for the 1999 period reflects an overall tax rate of 35%, while the $37.2 million provision for 1998 reflects an overall rate of 41%. The lower 1999 effective tax rate is primarily the result of a decrease in the amount of non-deductible merger-related charges incurred during the current year and the realization of certain tax assets due to changes in income tax regulations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $219.8 million at December 31, 1998 to $266.4 million at June 30, 1999. This $46.6 million increase was primarily due to the Company's net income for the six months ended June 30, 1999 and growth in its accounts receivable and inventory balances at June 30, 1999. These working capital increases were partially offset by cash used for the reacquisition of product rights for the Androderm(R) transdermal patch, acquisitions of property and equipment and a scheduled payment pursuant to the purchase of product rights.

In April 1998, the Company filed a registration statement with the SEC to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, pursuant to this shelf offering, the Company issued $150 million of 7-1/8% senior unsecured notes due May 2008, with interest payable semi-annually in May and November. The balance of the Company's shelf offering remains available for issuance at such times and in such amounts as the Company deems appropriate

In the first quarter of 1999, the Company entered into a credit facility that provides for unsecured borrowing commitments totaling $30 million. To date, no borrowings have been made under this credit facility.

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

YEAR 2000 COMPLIANCE PROGRAM

The Year 2000 ("Y2K") issue arises because many computer systems and programs recognize only the last two digits of years (and not the century designation) and may be unable to properly recognize and process dates beyond December 31, 1999. Date sensitive systems that use two digits rather than four to identify a year may recognize the year 2000 as 1900 or some other date, and may consequently fail or produce erroneous data. Watson's Y2K Compliance Program is designed to minimize the possibility of serious Y2K interruptions, and consists of four primary phases:

        Phase 1 - evaluate whether the Company's date sensitive systems are able to interpret dates beyond the year 1999;

        Phase 2 - respond to and remedy any inadequacies that may emerge from the evaluation process in Phase 1;

        Phase 3 - investigate the Year 2000 readiness of third parties that Watson has material relationships with and,

        Phase 4 - develop a contingency plan for any of the Company's date sensitive systems which may not be timely remedied through procedures in Phase 2.

Watson's Y2K Compliance Program has addressed its primary business application systems (including manufacturing, sales, distribution and finance), internal network systems, personal computers and telecommunications systems. Phases 1 and 2 have been completed for these systems and management believes that they are Y2K compliant. Watson expects to complete Phases 1 and 2 for secondary systems (including telemarketing support and building security systems, and certain laboratory support equipment) by October 1999. Watson plans to install new telemarketing support and building security systems by that date, which systems have been selected primarily for their enhanced features and to accommodate the Company's growth, but also because they are Y2K compliant. Watson is in the process of transitioning TheraTech's primary business application systems to its Y2K compliant systems, with completion anticipated in the third quarter of 1999. TheraTech's secondary systems are currently in Phases 1 and 2 of Watson's Y2K Compliance Program, with completion expected in the fourth quarter of 1999.

In the third quarter of 1998, Watson began Phase 3 of its Y2K Compliance Program. Phase 3 procedures initially included communication with the Company's customers, vendors and material service providers regarding their Y2K readiness plans and progress. Substantially all of these third parties have responded that they are now, or will be by year-end, Y2K compliant. A small number of Watson's top 20 customers and top 20 vendors and service providers did not respond. In these limited instances, second-request letters have been sent and the Company is contacting the appropriate third party representatives by phone to ascertain their Y2K readiness. In addition, Watson is attempting to verify the Y2K readiness of these third parties by reviewing public information including financial statements and internet sites. Also in Phase 3, the Company upgraded its electronic data interchange ("EDI") system and is currently testing its EDI documents with its business partners. Watson expects this EDI testing to be completed by October 1999.

The cost of Watson's Y2K Compliance Program has not had, and is not expected to have, a material effect on Watson's financial position or results of operations. Milestones, implementation dates, contingency plans and the anticipated costs of Watson's Y2K Compliance Program are subject to change based on new circumstances that may arise or new information that becomes available.

It is management's opinion that any Y2K-related failures in Watson's internal information systems and technology infrastructure will not have a material adverse effect on the Company's results of operations, liquidity or financial position, however, there can be no assurance that serious interruptions will not occur. In addition, there can be no assurance that the systems or equipment of other parties that interact with Watson's systems will be compliant on a timely basis. Watson believes that the failure of systems or equipment of one or more of its key third party contractors or customers is the most reasonably likely worst case Y2K scenario, and that an extended business interruption could possibly have a material adverse effect on the results of operations, liquidity or financial position of the Company.

Where appropriate, Watson continues to develop contingency plans in the event that key third parties do not become Y2K compliant on a timely basis, or in the event of unanticipated internal system failures. This effort reflects the formalization of existing disaster recovery plans and includes the procurement of additional raw material, packaging material and finished goods inventory, the installation of back-up power generation systems and the implementation of parallel procedures in key operating areas, among other measures.

The foregoing represents a Y2K readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

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

The Company's estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect Watson's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the success of Watson's product development activities and the timeliness with which regulatory authorizations and product roll-out may be achieved, market acceptance of Watson's products and the impact of competitive products and pricing, the availability on commercially reasonable terms of raw materials and other third party sourced products, dependence on sole source suppliers and risks associated with a production interruption or shipment delays at such suppliers, successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions, the ability to timely and cost effectively integrate acquisitions, exposure to product liability and other lawsuits and contingencies, the outcome of certain litigation involving the Company and related costs and expenses and possible diversion of management's time and attention arising from such litigation, the successful and timely implementation of the Company's Year 2000 Compliance Program, and other risks and uncertainties detailed in this report and from time to time in Watson's other SEC filings including, without limitation, the Company's Annual Reports on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed in Note D to the accompanying Notes to Consolidated Financial Statements, the Company's investment in Andrx, which was stated on Watson's balance sheet at a fair market value of $467.2 million at June 30, 1999, consisted of approximately 6.1 million shares of Andrx common stock. This investment has exposure to price risk, as the Andrx common stock is a publicly traded equity security, the market price of which has been, and may continue to be, volatile. The following table sets forth the Andrx quarterly high and low share market price information, based on published financial sources, for 1998 and through June 30, 1999 (adjusted for the 2-for-1 stock split effective June 1, 1999):

                1999, by quarter:          HIGH           LOW
                -----------------        ---------     ---------
                First................... $   46.25     $   22.25
                Second..................     78.00         30.82

                1998, by quarter:

                First................... $   19.13     $   12.25
                Second..................     21.32         14.07
                Third...................     21.50         12.94
                Fourth..................     25.85         12.32

Substantially all of the Company's cash equivalents and marketable securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of these investments mature within one year. As a result, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company believes that the fair value of its fixed-rate long-term debt approximates its carrying value of approximately $155 million at June 30, 1999. While changes in market interest rates may affect the fair value of the Company's long-term debt, management believes the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial condition, results of operations or cash flows will not be material. The Company has no material foreign exchange or commodity price risks.

                   PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 in the Company's 1998 Annual Report on Form 10-K and
Item 1 in the Company's Form 10-Q for the quarter ended March 31, 1999 for background information on certain legal proceedings. In addition, from time to time, the Company is involved in certain other legal proceedings arising in the normal course of its business. The Company does not believe that such other matters are likely to have a material adverse effect on the Company. The following is a description of significant legal proceeding developments during the period covered by this Quarterly Report.

With respect to the phentermine hydrochloride product liability suits filed against Rugby Laboratories, Inc. and other Watson entities, additional actions raising similar issues have been filed. As of July 31, 1999, a total of approximately 700 cases have been filed against Rugby and other Watson entities in a number of state courts and federal court. The Company believes that it will be fully indemnified by Rugby's former owner, Hoechst Marion Roussel, Inc. ("HMR"), for the defense of all such cases and for any liability that may arise out of these cases. HMR is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

On August 4, 1999, Watson Laboratories, Inc., a subsidiary of the Company, filed suit in the United States District Court for the Central District of California (Watson Laboratories, Inc. vs. Rhone-Poulenc Rorer, Inc., et. al.) seeking unspecified damages, restitution and injunctive relief to enjoin Rhone-Poulenc Rorer, Inc. and other defendants and their successors ("RPR"), from producing or selling products in the United States that compete with the Company's Dilacor XR(R) product or its generic equivalent. The suit contends that the announced plans to combine RPR with HMR, which sells Cardizem(R)CD, a product that competes with the Company's Dilacor XR(R) product or its generic equivalent, would constitute a breach of the agreements entered into by RPR and Watson Laboratories, Inc. in connection with the Company's June 1997 acquisition from RPR of certain worldwide marketing, sales and distribution rights to the Dilacor XR(R) product and its generic equivalent. The complaint also seeks unspecified damages from RPR for breach of contract and unfair competition arising, in part, from RPR's failure to fulfill its supply obligations to the Company for the Dilacor XR(R) product and its generic equivalent. See "Item 5. Other Information" below.

On June 9, 1999, a suit was filed against the Company (William Higuchi and Setsuko Higuchi v. Watson Pharmaceuticals, Inc.) in the United States District Court for the District of Utah. The plaintiffs allege that they were holders of TheraTech, Inc. stock certificates and were entitled to receive Company stock certificates free of any restrictive legends in connection with the Company's acquisition of TheraTech. The complaint contends, among other things, that the Company breached its obligation to the plaintiffs by initially issuing Company stock certificates that contained restrictive legends and by unreasonably delaying issuance of certificates without restrictive legends, during which time the trading prices of the Company's stock declined. The complaint includes various tort and contract claims, and seeks consequential damages of approximately $11,500,000 and punitive damages. The Company has not yet responded to the complaint, but believes it has substantial defenses to the claims made by plaintiffs. The Company also believes that to the extent liability exists, if at all, the Company may be entitled to indemnification and/or contribution from third parties.

The Company is unable to predict the likelihood of the outcome of any of these litigation matters or the potential liability, if any, to the Company that may arise from these litigation matters.

ITEM 5. OTHER INFORMATION

In June 1997, the Company acquired exclusive United States and certain worldwide marketing, sales and distribution rights to the Dilacor XR(R) product and its generic equivalent formulation of diltiazem from RPR for $190 million and future royalties. In connection with this acquisition, RPR agreed to supply Watson with all of its requirements for Dilacor XR(R) product and its generic equivalent through June 2000. For this purpose, RPR designated as its contract manufacturer Centeon LLC. RPR agreed to remain fully liable to Watson for Centeon's performance. Centeon is a joint venture between RPR and Hoechst AG and has been operating under an FDA Consent Decree since January 1997.

In August 1998, Centeon ceased its manufacturing operations after an FDA inspection. Since that time, Centeon has not manufactured any Dilacor XR(R) product or its generic equivalent. Centeon is currently the Company's sole source for these products. The Company has been working with the FDA to secure the release of certain Centeon inventory existing at the time of Centeon's production shut-down. Over the last several months, Watson has obtained releases from time to time of this inventory and continues to work with the FDA to secure additional releases. Although Watson intends to continue its efforts, there can be no assurances that any additional inventory will be released from Centeon.

Due to RPR's supply failures, the Company has accelerated its plans to establish an alternate source of supply for the Dilacor XR(R) product and its generic equivalent. In this regard, Watson has submitted to the FDA a request for a site transfer of the manufacturing of the Dilacor XR(R) product and its generic equivalent to Watson's Corona, California facility. The Company expects that the FDA will consider approval of its site transfer only after a successful cGMP inspection of its Corona facility. Watson anticipates that an FDA inspection of its Corona facility will occur sometime this year.

As reported in the Company's 1998 Annual Report on Form 10-K and its Form 10-Q for the period ended March 31, 1999, Watson has initiated a quality improvement plan to address the FDA observations arising from inspections of the Company's Corona and Miami, Florida facilities in late 1998 and early 1999. Watson is continuing to implement its quality improvement initiatives and is working with the FDA to resolve all outstanding issues as speedily as possible. The Company has pending with the FDA product submissions (including abbreviated new drug applications) seeking, among other things, approval to manufacture certain products at its Corona or Miami facilities, as the case may be. The Company expects that the FDA will consider approval of its pending product submissions only after a successful cGMP inspection of the relevant facility to which the submission pertains.

The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and Watson cannot predict the extent to which this process may be affected by legislative and regulatory developments. Watson is dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping its products. Consequently, there is always the possibility that the FDA or other applicable agency will not grant such approvals, or that there will be a delay in the rate or timing or an increase in the cost of such approvals, any of which could adversely affect Watson's product introduction plans or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                10.26 Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement with each of its executive officers who include Michael E. Boxer, Allen Y. Chao, Ph.D., Charles Ebert, Robert C. Funsten, David C. Hsia, Ph.D. and G. Frederick Wilkinson. A copy of each of these individual's Key Employee Agreements will be provided to the Staff upon request.

                27.1    Financial Data Schedule (EDGAR version only)

        (b)     Report on Form 8-K filed during the quarter ended June 30, 1999:

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              WATSON PHARMACEUTICALS, INC.
                                                      (Registrant)

                                        By:     /s/ MICHAEL E. BOXER
                                           -------------------------------------
                                                    Michael E. Boxer
                                                 Senior Vice President -
                                                 Chief Financial Officer
                                              (Principal Financial Officer)


                                        By:      /s/ R. CHATO ABAD
                                            ------------------------------------
                                                     R. Chato Abad
                                                Vice President - Finance
                                             (Principal Accounting Officer)

Dated: August 12, 1999