Form 10-Q
period 1999-09-30
WATSON PHARMACEUTICALS INC
filed 1999-11-15
CIK 884629

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from __________________ to ___________________


                         COMMISSION FILE NUMBER 0-20045


                          WATSON PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                              95-3872914
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                                311 BONNIE CIRCLE
                                CORONA, CA 92880
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (909) 270-1400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares of the Registrant's only class of common stock outstanding as of November 5, 1999 was approximately 95,980,000.

================================================================================

                          WATSON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                                                                    Page
                                                                                    ----
                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998......................................................    1

        Consolidated Statements of Income for the Three and Nine Months
           Ended September 30, 1999 and 1998......................................    2

        Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1999 and 1998............................................    3

        Notes to Consolidated Financial Statements................................    4

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................    7

Item 3. Quantitative and Qualitative Disclosure about Market Risk.................   13

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings.........................................................   14

Item 5.  Other Information........................................................   15

Item 6.  Exhibits and Reports on Form 8-K.........................................   16

Signatures........................................................................   16

                          WATSON PHARMACEUTICALS, INC.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                         1999            1998
                                                                    -------------     -----------
                                                                     (UNAUDITED)
                                          ASSETS
Current assets:
    Cash and cash equivalents.....................................   $   85,572       $   59,663
    Marketable securities.........................................       28,034           32,903
    Accounts receivable, net......................................      125,193           91,329
    Inventories...................................................      106,213           81,907
    Prepaid expenses and other current assets.....................       14,165           27,358
    Deferred tax assets...........................................       14,573           29,634
                                                                     ----------       ----------

      Total current assets........................................      373,750          322,794

Property and equipment, net.......................................      135,564          125,918
Investments and other assets......................................      423,131          201,080
Product rights and other intangibles, net.........................      520,681          481,551
                                                                     ----------       ----------
                                                                     $1,453,126       $1,131,343
                                                                     ==========       ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ....................       $   62,525       $   70,730
    Income taxes payable .....................................           11,338               --
    Current portion of long-term debt ........................            1,924            1,843
    Current liability from acquisition of product rights .....           16,200           30,380
                                                                     ----------       ----------
      Total current liabilities ..............................           91,987          102,953

Long-term debt ...............................................          149,695          151,083
Long-term liability from acquisition of product rights .......            7,840           23,040
Deferred tax liabilities .....................................          145,538           54,512
                                                                     ----------       ----------
      Total liabilities ......................................          395,060          331,588
                                                                     ----------       ----------
Commitments and contingencies

Minority interest ............................................              400              400
                                                                     ----------       ----------
Stockholders' equity:
  Preferred stock; no par value per share;
    2,500,000 shares authorized; none outstanding ............               --               --
  Common stock; $0.0033 per share par value; 500,000,000
    shares authorized; 95,961,800 and 95,312,200 shares issued              317              315
  Additional paid-in capital .................................          394,076          368,777
  Retained earnings ..........................................          475,958          370,119
  Accumulated other comprehensive income .....................          187,315           60,144
                                                                     ----------       ----------
      Total stockholders' equity .............................        1,057,666          799,355
                                                                     ----------       ----------
                                                                     $1,453,126       $1,131,343
                                                                     ==========       ==========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited, in thousands, except per share amounts)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                              --------------------------        --------------------------
                                                1999             1998             1999             1998
                                              ---------        ---------        ---------        ---------
Net revenues ..........................       $ 171,217        $ 158,765        $ 500,702        $ 443,785
Cost of sales .........................          60,727           57,194          166,151          156,969
                                              ---------        ---------        ---------        ---------
      Gross profit ....................         110,490          101,571          334,551          286,816
                                              ---------        ---------        ---------        ---------
Operating expenses:
   Research and development ...........          12,073           13,925           35,788           37,302
   Selling, general and administrative           32,390           27,683           88,401           81,735
   Amortization .......................           7,701            5,571           21,741           15,642
   Merger and related expenses (Note B)              --               --           20,467               --
   Charge for acquired in-process
     research and development .........              --               --               --           13,000
                                              ---------        ---------        ---------        ---------
      Total operating expenses ........          52,164           47,179          166,397          147,679
                                              ---------        ---------        ---------        ---------

Operating income ......................          58,326           54,392          168,154          139,137
                                              ---------        ---------        ---------        ---------

Other income (expense):
   Equity in earnings (losses)
     of joint ventures ................          (1,317)           1,898             (932)           5,688
   Interest and other income ..........           1,180            2,814            3,066            6,107
   Interest expense ...................          (2,749)          (2,820)          (8,364)          (4,594)
                                              ---------        ---------        ---------        ---------
      Total other income (expense), net          (2,886)           1,892           (6,230)           7,201
                                              ---------        ---------        ---------        ---------

Income before income tax provision ....          55,440           56,284          161,924          146,338

Provision for income taxes ............          18,738           20,037           56,085           57,194
                                              ---------        ---------        ---------        ---------

Net income ............................       $  36,702        $  36,247        $ 105,839        $  89,144
                                              =========        =========        =========        =========

Basic earnings per share ..............       $    0.38        $    0.38        $    1.11        $    0.94
                                              =========        =========        =========        =========

Diluted earnings per share ............       $    0.38        $    0.37        $    1.08        $    0.92
                                              =========        =========        =========        =========

Weighted average shares
   outstanding, no dilution ...........          95,850           94,995           95,680           94,585
                                              =========        =========        =========        =========

Weighted average shares
   outstanding, diluted basis .........          97,510           97,675           97,865           97,170
                                              =========        =========        =========        =========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   --------------------------
                                                                     1999             1998
                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income .................................................       $ 105,839        $  89,144
                                                                   ---------        ---------
Reconciliation to net cash provided by operating activities:
  Depreciation .............................................           9,995            9,147
  Amortization .............................................          21,741           15,642
  Charge for acquired in-process research and development ..              --           13,000
  Deferred income tax provision (benefit) ..................          20,686          (11,063)
  Equity in earnings (losses) of joint ventures ............           1,260           (4,779)
  Tax benefits related to exercise of stock options ........          10,587           13,336
  Other ....................................................           2,130            1,398

  Changes in assets and liabilities, net of acquisition:
      Accounts receivable ..................................         (34,732)           2,440
      Inventories ..........................................         (24,306)          (9,164)
      Prepaid expenses and other current assets ............          10,784             (934)
      Other assets .........................................             266           (2,791)
      Accounts payable and accrued expenses ................          (8,205)           2,199
      Income taxes payable .................................          11,338            1,814
                                                                   ---------        ---------
         Total adjustments .................................          21,544           30,245
                                                                   ---------        ---------
         Net cash provided by operating activities .........         127,383          119,389
                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment ........................         (19,459)         (21,560)
Purchases of marketable securities .........................         (55,005)         (18,084)
Proceeds from maturities of marketable securities ..........          59,874           49,913
Acquisitions of product rights .............................         (64,318)         (54,962)
Acquisition of business ....................................              --          (71,462)
Additions to investments in joint ventures and other .......          (5,593)          (7,862)
                                                                   ---------        ---------
         Net cash used by investing activities .............         (84,501)        (124,017)
                                                                   ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt ...................              --          148,662
Principal payments on long-term debt .......................          (1,307)          (7,039)
Payments on liability for acquisition of product rights ....         (30,380)         (45,000)
Proceeds from exercise of stock options and warrants .......          14,714           22,589
                                                                   ---------        ---------
         Net cash (used) provided by financing activities ..         (16,973)         119,212
                                                                   ---------        ---------
         Net increase in cash and cash equivalents .........          25,909          114,584

Cash and cash equivalents at beginning of period ...........          59,663           97,817
                                                                   ---------        ---------
Cash and cash equivalents at end of period .................       $  85,572        $ 212,401
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

The Company's consolidated financial statements have been restated to reflect the January 1999 acquisition of TheraTech, Inc., now known as Watson Laboratories, Inc.-Utah ("TheraTech" or "Watson-Utah"), as further discussed in Note B. This acquisition was accounted for as a pooling of interests and qualified as a tax-free merger for federal income tax purposes. The accompanying consolidated financial statements include the results of TheraTech for all periods presented.

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

NOTE B - ACQUISITION OF THERATECH

The Company completed its acquisition of TheraTech, a leading drug-delivery company that develops, manufactures and markets innovative products based on its patented and proprietary technologies and systems, in January 1999. Under the terms of the merger agreement, each share of TheraTech common stock was converted into the right to receive 0.2663 of a share of the Company's common stock. Accordingly, the Company issued approximately 5.8 million common shares, with a market value on the date of acquisition of approximately $330 million, in exchange for all of the outstanding common shares of TheraTech.

In connection with this acquisition, during the first quarter of 1999, the Company recorded a special charge of $20.5 million for certain merger and related expenses. The charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the Company. The $9.4 million of closure costs consisted of employee termination costs ($3.9 million), non-cash facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). As of September 30, 1999, all of these costs had been paid or the assets had been charged-off, with the exception of approximately $0.5 million in severance costs, which remaining accrued balance will be paid through early 2000.

NOTE C - INVENTORIES

Inventories consisted of the following (in thousands):

                                                        September 30,    December 31,
                                                            1999             1998
                                                        -------------    ------------
Raw materials..........................................   $ 44,285         $25,961
Work-in-progress.......................................     10,797          12,728
Finished goods.........................................     51,131          43,218
                                                          --------         -------
                                                          $106,213         $81,907
                                                          ========         =======

NOTE D - INVESTMENTS AND OTHER ASSETS

Long-term investments consist primarily of the Company's investment in Andrx Corporation, a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. Andrx' common stock trades on the Nasdaq Stock Market under the symbol ADRX. On June 30, 1999, Watson exercised a warrant issued by Andrx in July 1994 and acquired approximately 674,000 Andrx common shares for $3.0 million. As of September 30, 1999, the Company held approximately 6.1 million common shares of Andrx, or approximately 19% of the total Andrx common shares outstanding. Watson accounts for this investment using the cost method, adjusted to fair market value. The unrealized gain on the Company's investment in Andrx was $188.7 million and $60.6 million (net of income taxes of $125.8 million and $40.4 million), at September 30, 1999 and December 31, 1998, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

NOTE E - EARNINGS PER SHARE ("EPS")

The following table sets forth the computation of basic and diluted EPS:

                                            Three Months Ended         Nine Months Ended
                                               September 30,             September 30,
                                           ---------------------     ---------------------
                                             1999         1998         1999         1998
                                           --------     --------     --------     --------
(in thousands, except for EPS)
Numerator:
   Net income ........................     $ 36,702     $ 36,247     $105,839     $ 89,144
                                           ========     ========     ========     ========
Denominators:
   Denominator for basic EPS, weighted
      average shares outstanding .....       95,850       94,995       95,680       94,585
   Assumed exercise of dilutive stock
      options and warrants ...........        1,660        2,680        2,185        2,585
                                           --------     --------     --------     --------

   Denominator for diluted EPS .......       97,510       97,675       97,865       97,170
                                           ========     ========     ========     ========

Basic EPS ............................     $   0.38     $   0.38     $   1.11     $   0.94
                                           ========     ========     ========     ========

Diluted EPS ..........................     $   0.38     $   0.37     $   1.08     $   0.92
                                           ========     ========     ========     ========

NOTE F - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. Watson's comprehensive income (loss) consisted of the following:

                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                     ----------------------      ---------------------
                                       1999          1998          1999         1998
                                     --------      --------      --------     --------
(in thousands)
Net income .....................     $ 36,702      $ 36,247      $105,839     $ 89,144
Unrealized gain (loss) on equity
   securities, net of tax ......      (68,159)         (694)      127,171        3,956
                                     --------      --------      --------     --------
Comprehensive income (loss).....     $(31,457)     $ 35,553      $233,010     $ 93,100
                                     ========      ========      ========     ========

NOTE G - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                        Nine Months Ended
                                          September 30,
                                      ---------------------
(in thousands)                          1999          1998
                                      -------       -------
Cash paid during the periods for:
    Interest........................  $ 5,595       $   530
    Income taxes....................   22,500        55,400

Acquisition of business:
    Fair value of assets acquired...  $    --      $(97,226)
    Fair value of liabilities
      assumed.......................       --        25,764
                                      -------      --------
      Net cash paid.................  $    --      $(71,462)
                                      =======      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

Net revenues for the three months ended September 30, 1999 were $171.2 million compared to $158.8 million for the 1998 period, an increase of $12.5 million or 8%. Third quarter revenue growth was attributable to increased sales of branded products, primarily women's health products acquired in the fourth quarter of 1998 and dermatology products. These sales increases were partially offset by lower sales of the Dilacor XR(R) product and its generic equivalent, diltiazem, due to continuing supply interruptions at Watson's sole supplier; sales of these products may continue to decline in future periods due to these supply interruptions (see "Part II, Item 5. Other Information"). In addition, generic product sales overall were lower in the 1999 quarter due to increased price competition. In total, branded products accounted for approximately 50% of net product sales in the third quarter of 1999, up from approximately 40% in the 1998 period. Although branded products typically generate higher margins than generic, the overall gross profit margin was approximately 64% in both quarterly periods due to lower generic margins in the current year period.

Research and development expenses decreased to $12.1 million in the third quarter of 1999, compared to $13.9 million in the same period of 1998, due to efficiencies realized upon consolidation of Watson-Utah's proprietary drug development program into the Company-wide program during 1999, as well as differences in the timing of various projects.

Selling, general and administrative expenses increased to $32.4 million for the third quarter of 1999, compared to $27.7 million in the prior year period, due to higher selling and marketing costs. This increase is attributable to a number of factors, including higher personnel-related costs due to expansion of the proprietary products sales force from 300 in third quarter 1998 to 360 in the 1999 period, costs and expenses related to the launch of the Company's generic nicotine gum product and its recall due to copyright issues related to its labeling (see "Part II, Item 1. Legal Proceedings"), and promotional expenses associated with the female health products acquired in fourth quarter 1998. This increase was partially offset by efficiencies realized from the consolidation of distribution facilities subsequent to the Rugby acquisition in 1998. The additional sales force personnel were primarily in the female health and general products groups. The increase in selling and marketing costs was partially offset by lower general and administrative costs due to elimination of duplicate functions at Watson-Utah during 1999.

Third quarter amortization expense increased to $7.7 million in 1999, compared to $5.6 million in the 1998 period, primarily due to amortization of the cost of the women's health product rights acquired in November 1998. The balance of the amortization increase is attributable to the recently acquired rights to Androderm(R), a testosterone transdermal patch, and Low-Ogestrel(R), an oral contraceptive.

Equity in earnings from joint ventures decreased significantly in the third quarter of 1999 due to reduced earnings from the Company's 50% interest in Somerset Pharmaceuticals, Inc., caused by lower revenues and higher research and development costs. Currently, Somerset's sole product is an anti-Parkinson's drug that lost Orphan Drug exclusivity in 1996, although other potential indications for this product are under development.

Interest and other income decreased during the third quarter of 1999 compared to 1998 because cash, cash equivalents and marketable securities balances were higher in the 1998 period following the Company's issuance of $150 million of senior unsecured notes in May 1998.

The third quarter 1999 income tax provision reflects a lower effective tax rate on pretax income than in 1998, 34% compared to 36%, due to June 1999 changes in income tax regulations relating to limitations on the use of acquired net operating loss carryforwards (see further discussion below).

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO 1998

Net revenues for the nine months ended September 30, 1999 were $500.7 million compared to $443.8 million for the 1998 period, an increase of $56.9 million or 13%. The revenue growth was attributable to increased sales of branded products, primarily women's health products acquired in the fourth quarter of 1998 and dermatology products. These sales increases were partially offset by lower sales of the Dilacor XR(R) product and its generic equivalent, diltiazem, due to continuing supply interruptions at Watson's sole supplier; sales of these products may continue to decline in future periods due to these supply interruptions (see "Part II, Item 5. Other Information.") In addition, generic sales overall were lower in the first three quarters of 1999 compared to the prior year period as a result of phasing-out a number of Rugby products from the product line in mid-1998 and increased price competition in the current year. In total, branded products accounted for approximately 50% of net product sales in the first nine months of 1999, compared to approximately 40% in the 1998 period. As a result of the higher margins typically generated by branded products, the gross profit margin on product sales increased to 65% in the 1999 period from 63% in 1998.

Research and development expenses decreased to $35.8 million in the 1999 period, compared to $37.3 million in 1998, due to efficiencies realized upon consolidation of Watson-Utah's proprietary drug development program into the Company-wide program during 1999, as well as differences in the timing of various projects.

Selling, general and administrative expenses increased to $88.4 million for the first nine months of 1999, compared to $81.7 million in the prior year period, due to higher selling and marketing costs. This increase is attributable to a number of factors, including higher personnel-related costs due to expansion of the proprietary products sales force and promotional expenses associated with the female health products acquired in fourth quarter 1998. This increase was partially offset by efficiencies realized from the consolidation of distribution facilities subsequent to the Rugby acquisition in 1998. The additional sales force personnel were primarily in the female health and general products groups. The increase in selling and marketing costs was partially offset by lower general and administrative costs reflecting consolidation of such functions subsequent to the Watson-Utah and Rugby acquisitions.

Amortization expense in the nine months ended September 30, 1999 increased to $21.7 million compared to $15.6 million in the 1998 period, primarily due to amortization of the cost of the female healthcare product rights acquired in November 1998.

During the first quarters of 1999 and 1998, Watson recorded nonrecurring charges relating to its acquisitions of Watson-Utah and Rugby, respectively. In connection with the acquisition of Watson-Utah, Watson recorded a special charge of $20.5 million for certain merger and related expenses. The charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the Company. The $9.4 million of closure costs consisted of employee termination costs ($3.9 million), non-cash facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). As of September 30, 1999, all of these costs had been paid or the assets had been charged-off, with the exception of approximately $0.5 million in severance costs, which remaining accrued balance will be paid through early 2000. In the first quarter of 1998, the Company recorded a nonrecurring charge of $13.0 million for IPR&D in connection with the Rugby acquisition.

Equity in earnings from joint ventures decreased significantly in the first nine months of 1999 primarily due to reduced earnings from the Company's interest in Somerset, partially offset by higher earnings from the ANCIRC joint venture.

Interest and other income decreased during the first nine months of 1999 compared to 1998 because cash, cash equivalent and marketable securities balances were higher in the 1998 period following the Company's issuance of $150 million of senior unsecured notes in May 1998. Interest expense increased significantly during the nine months ended September 30, 1999 as a result of those notes.

The provision for income taxes of $56.1 million for the 1999 period reflects an overall tax rate of 35%, while the $57.2 million provision for 1998 reflects an overall rate of 39%. The 1999 income tax provision reflects a lower effective tax rate on pretax income than in 1998, 34% compared to 36%, and a nonrecurring tax benefit of $4.1 million, both of which result from June 1999 changes in income tax regulations relating to the "separate return limitation year" ("SRLY") limitations on the use of acquired net operating loss ("NOL") carryforwards. Previously, the Company had maintained a valuation allowance against certain acquired deferred tax assets related to NOL carryforwards because of uncertainty as to their future realization under the SRLY limitations. With the recent change in the SRLY rules, management now believes that those carryforwards will be realized and that the related valuation allowance should be reversed, which reversal will result in a $9.8 million reduction in the Company's 1999 income tax provision. For tax purposes, $4.1 million of that total may not be utilized until future years, and was recorded as a one-time reduction in income tax expense during second quarter 1999. The remaining $5.7 million will be utilized for tax purposes during 1999 and is being recognized through a reduction in the Company's effective tax rate, exclusive of the one-time benefit, to approximately 34% during the second, third and fourth quarters of 1999. The lower 1999 effective tax rate also reflects a decrease in the amount of non-deductible merger-related charges incurred during the current year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased from $219.8 million at December 31, 1998 to $281.8 million at September 30, 1999. This $62.0 million increase was primarily due to the Company's net income for the nine months ended September 30, 1999 and growth in its accounts receivable and inventory balances at September 30, 1999. These working capital increases were partially offset by cash used for the acquisition of product rights for the Androderm(R) transdermal patch and Low-Ogestrel(R) oral contraceptive, acquisitions of property and equipment and a scheduled payment pursuant to the purchase of product rights.

In April 1998, the Company filed a registration statement with the SEC to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, pursuant to this shelf offering, the Company issued $150 million of 7-1/8% senior unsecured notes due May 2008, with interest payable semi-annually in May and November. The balance of the Company's shelf offering remains available for issuance at such times and in such amounts as the Company deems appropriate.

In the first quarter of 1999, the Company entered into a credit facility that provides for unsecured borrowing commitments totaling $30 million. To date, no borrowings have been made under this credit facility.

Management believes that current cash balances and the cash provided from operations will be sufficient to meet the Company's normal operating requirements during the next twelve months. The Company continues to review additional opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with its existing business. Watson could use cash and financing sources discussed herein, or financing sources that subsequently become available to the Company, to fund additional acquisitions or investments. If a material acquisition or investment is completed, the Company's operating results and financial condition could change materially in future periods.

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

       Phase 3 - investigate the Year 2000 readiness of third parties that Watson has material relationships with; and,

       Phase 4 - develop a contingency plan for any of the Company's date sensitive systems which may not be timely remedied through procedures in Phase 2.

Watson's Y2K Compliance Program has addressed its primary business application systems (including manufacturing, sales, distribution and finance), internal network systems, personal computer hardware and telecommunications systems. Other than for recently released software upgrades that will be installed before year-end 1999, Phases 1 and 2 have been completed for these primary systems and management believes that they are Y2K compliant. Watson expects to complete Phases 1 and 2 for secondary systems (including certain laboratory support equipment) before year-end 1999. Watson will complete installation of new secondary systems for telemarketing support, voicemail and building security systems by year-end, which systems have been selected primarily for their enhanced features and to accommodate the Company's growth, but also because they are Y2K compliant. During the third quarter of 1999, Watson-Utah's primary business application systems were transitioned to the Company's primary business application systems, that management believes are Y2K compliant, and Watson-Utah's secondary systems are currently in Phases 1 and 2, with completion expected before year-end 1999.

In the third quarter of 1998, Watson began Phase 3 of its Y2K Compliance Program. Phase 3 procedures initially included communication with the Company's customers, vendors and material service providers regarding their Y2K readiness plans and progress. Substantially all of these third parties have responded that they are now, or will be by year-end, Y2K compliant. A small number of Watson's top 20 customers and top 20 vendors and material service providers did not respond. In these limited instances, Watson made additional follow-up efforts to verify the Y2K readiness of these companies, which included sending second-request letters, attempting to contact appropriate representatives of these companies by phone and reviewing publicly available information on these companies, including financial statements and internet sites. Based on the results of these follow-up procedures, the Company believes that all of its material vendors, customers and service providers are now, or will be by year-end, Y2K compliant. Also in Phase 3, the Company upgraded its electronic data interchange ("EDI") system to a Y2K compliant protocol and continues to test its EDI documents with other customers converting to the new protocol. The Company has also made modifications to its EDI system that it believes will allow it to continue to communicate after year-end 1999 with customers that do not elect to upgrade to the new Y2K compliant protocol.

The cost of Watson's Y2K Compliance Program has not had, and is not expected to have, a material effect on Watson's financial position or results of operations. Milestones, implementation dates, contingency plans and the anticipated costs of Watson's Y2K Compliance Program are subject to change based on new circumstances that may arise or new information that becomes available.

It is management's opinion that any Y2K-related failures in Watson's internal information systems and technology infrastructure will not have a material adverse effect on the Company's results of operations, liquidity or financial position; however, there can be no assurance that serious interruptions will not occur. In addition, there can be no assurance that the systems or equipment of other parties that interact with Watson's systems will be compliant on a timely basis. Watson believes that the failure of systems or equipment of one or more of its key third party contractors or customers is the most reasonably likely worst case Y2K scenario, and that an extended business interruption could possibly have a material adverse effect on the results of operations, liquidity or financial position of the Company. In addition, the possibility exists that, due to Y2K concerns, other businesses may increase their inventories of raw materials and other products beyond normal levels prior to year-end, which could result in supply shortages of such materials and subsequent production interruptions at Watson.

Where appropriate, Watson continues to develop contingency plans in the event that key third parties do not become Y2K compliant on a timely basis, or in the event of unanticipated internal system failures. This effort reflects the formalization of existing disaster recovery plans and includes the procurement of additional raw material, packaging material and finished goods inventory, the installation of back-up power generation systems and the implementation of parallel procedures in key operating areas, among other measures. The Company's management believes that an adequate program is in place in order to be Y2K compliant, however, there can be no assurance that this program ultimately will be successful. Any unanticipated failure in the Company's internal systems to be Y2K compliant, or any failure by a material third party to bring its own systems into compliance, could have a material adverse effect on Watson's business, its financial position and its results of operations.

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

The Company's estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect Watson's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among others, the success of Watson's product development activities and the timeliness with which regulatory authorizations and product roll-out may be achieved (which often times is dependent upon successful regulatory compliance), market acceptance of Watson's products and the impact of competitive products and pricing, the availability on commercially reasonable terms of raw materials and other third party sourced products, dependence on sole source suppliers and risks associated with a production interruption or shipment delays at such suppliers, successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions, the scope, outcome and timeliness of any governmental, court or other regulatory action (including, without limitation, the scope, outcome, or timeliness of any inspection or other action of the FDA), the ability to timely and cost effectively integrate acquisitions, exposure to product liability and other lawsuits and contingencies, the outcome of certain litigation involving the Company and related costs and expenses and possible diversion of management's time and attention arising from such litigation, the successful and timely implementation of the Company's Y2K Compliance Program, and other risks and uncertainties detailed in this report and from time to time in Watson's other SEC filings including, without limitation, the Company's Annual Reports on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed in Note D to the accompanying Notes to Consolidated Financial Statements, the Company's investment in Andrx, which was stated on Watson's balance sheet at a fair market value of $354.6 million at September 30, 1999, consisted of approximately 6.1 million shares of Andrx common stock. This investment has exposure to price risk, as the Andrx common stock is a publicly traded equity security, the market price of which has been, and may continue to be, volatile. The following table sets forth the Andrx quarterly high and low share market price information, based on published financial sources, for 1998 and through September 30, 1999 (adjusted for a 2-for-1 stock split effective June 1, 1999):

                                              HIGH               LOW
                                             ------             ------
       1999, by quarter:
       -----------------
       First..........................       $46.25             $22.25
       Second.........................        78.00              30.82
       Third..........................        78.00              38.75

       1998, by quarter:
       -----------------
       First..........................       $19.13             $12.25
       Second.........................        21.32              14.07
       Third..........................        21.50              12.94
       Fourth.........................        25.85              12.32

Substantially all of the Company's cash equivalents and marketable securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of these investments mature within one year. As a result, the Company believes that the market risk arising from its holding of these financial instruments is minimal. The Company believes that the fair value of its fixed-rate long-term debt approximates its carrying value of approximately $150 million at September 30, 1999. While changes in market interest rates may affect the fair value of the Company's long-term debt, management believes the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial condition, results of operations or cash flows will not be material. The Company has no material foreign exchange or commodity price risks.

                   PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain lawsuits and legal proceedings, which are described in "Part I, Item 3. Legal Proceedings," of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and in "Part II,
Item 1. Legal Proceedings," of the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report and the Quarterly Reports referenced above.

With respect to the phentermine hydrochloride product liability suits filed against Rugby Laboratories, Inc. and other Watson entities, additional actions raising similar issues have been filed. As of October 31, 1999, a total of approximately 900 cases have been filed against Rugby and other Watson entities in a number of state courts and federal court. The Company believes that it will be fully indemnified by Rugby's former owner, Hoechst Marion Roussel, Inc. ("HMR"), for the defense of all such cases and for any liability that may arise out of these cases. HMR is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

With respect to the action filed by Watson Laboratories, Inc. against Rhone Poulenc Rorer and certain of its affiliates and successors (collectively, "RPR") (Watson Laboratories, Inc. vs. Rhone-Poulenc Rorer, Inc., et. al.), on September 9, 1999, RPR filed a separate complaint against the Company and certain of its subsidiaries for declaratory relief. The RPR action, which RPR has moved to consolidate with the original action filed by the Company, seeks a determination that the agreements between Watson Laboratories, Inc. and RPR will not be breached if Cardizem(R) CD is produced or sold by a corporate entity "upstream" of Rhone Poulenc Rorer, Inc. It also seeks a determination that if a merger between Rhone Poulenc S.A. and Hoechst A.G. (the parent companies of RPR and HMR, respectively) would cause a breach of the agreements between Watson Laboratories, Inc. and RPR, RPR could avoid a breach by committing to divest Cardizem(R) CD within 12 months of the merger. The Company believes it has substantial defenses to the claims asserted in the complaint.

On August 26, 1999, a suit was filed against the Company and certain of its subsidiaries (SmithKline Beecham Consumer Healthcare LP v. Watson Pharmaceuticals, Inc. et. al.) in the United States District Court for the Southern District of New York. The suit alleges that the User Guide and Audiocassette included with the Company's Nicotine Polacrilex Gum product infringe SmithKline Beecham's copyrights. On September 10, 1999, the court issued a preliminary injunction enjoining the Company, during the pendency of the lawsuit, from selling or shipping its Nicotine Polacrilex Gum with a User Guide or Audiocassette that is "strikingly or substantially similar" to SmithKline Beecham's User Guide or Audiocassette. The court also ordered the Company to recall any product it had previously shipped to customers. On October 5, 1999, at the Company's request, the court stayed all further proceedings in the action (other than the injunction) for 45 days so that the Company could seek FDA approval of revised labeling. The Company has submitted revised labeling to the FDA, and FDA has agreed to review the revised labeling on an expedited basis. The Company has not yet responded to the complaint, but believes it has substantial defenses to the claims made by the plaintiff.

The Company is unable to predict the likelihood of the outcome of any of these litigation matters or the potential liability, if any, to the Company that may arise from these litigation matters.

ITEM 5.  OTHER INFORMATION

In June 1997, the Company acquired exclusive United States and certain worldwide marketing, sales and distribution rights to the Dilacor XR(R) product and its generic equivalent, diltiazem, from RPR. In connection with this acquisition, RPR agreed to supply Watson with all of its requirements for Dilacor XR(R) product and its generic equivalent through June 2000. For this purpose, RPR designated as its contract manufacturer Centeon LLC. RPR agreed to remain fully liable to Watson for Centeon's performance.

In August 1998, Centeon ceased its manufacturing operations after an FDA inspection. Since that time, Centeon has not manufactured any Dilacor XR(R) product or its generic equivalent. Centeon is currently the Company's sole source for these products. The Company has been working with the FDA to secure the release of certain Centeon inventory existing at the time of Centeon's production shut-down. Over the last several months, Watson has obtained releases from time to time of this inventory and continues to work with the FDA to secure additional releases. Although Watson intends to continue its efforts, there can be no assurances that any additional inventory will be released from Centeon. In such event, the Company's inability to secure additional inventory on a timely basis could have a material adverse effect upon the Company.

Due to RPR's supply failures, the Company has accelerated its plans to establish an alternate source of supply for the Dilacor XR(R) product and its generic equivalent. In this regard, Watson has submitted to the FDA a request for a site transfer of the manufacturing of the Dilacor XR(R) product and its generic equivalent to Watson's Corona, California facility. The Company believes that the FDA will consider approval of the Company's site transfer only after a successful cGMP inspection of its Corona facility.

The FDA conducted an inspection of the Company's Corona, California facility from October 12-22, 1999. At the close of the inspection, the FDA issued a Form 483 listing the FDA's observations during the inspection. The Company has provided the FDA with its responses to the Form 483 observations and believes these responses address the FDA's observations made in the October 1999 inspection. The Company cannot predict when the FDA will review the Company's responses or the outcome of the Agency's review. The Company believes that the FDA will consider approval of the Company's pending product submissions for the Corona facility only after the FDA has reviewed the Company's responses and has concluded that the Company's Corona facility is in substantial compliance with cGMPs.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             27.1 -- Financial Data Schedule (EDGAR version only)

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WATSON PHARMACEUTICALS, INC.
                                                   (Registrant)


                                          By: /s/ MICHAEL E. BOXER
                                              ----------------------------------
                                              Michael E. Boxer
                                              Senior Vice President - Chief
                                              Financial Officer
                                              (Principal Financial Officer)


                                          By: /s/ R. CHATO ABAD
                                              ----------------------------------
                                              R. Chato Abad
                                              Vice President - Finance
                                              (Principal Accounting Officer)


Dated: November 12, 1999

                                 EXHIBIT INDEX


             EXHIBIT
             NUMBER           DESCRIPTION
             -------          -----------
              27.1            Financial Data Schedule