Form 10-K405
period 1999-12-31
WATSON PHARMACEUTICALS INC
filed 2000-03-30
CIK 884629

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                      311 BONNIE CIRCLE, CORONA, CA 92880
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (909) 270-1400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $0.0033 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     Aggregate market value, as of March 15, 2000, of Common Stock held by non-affiliates of the registrant: $3,126,025,000 based on the last reported sale price on the New York Stock Exchange.

     Number of shares of Common Stock outstanding on March 15, 2000: 96,338,200.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders, to be held on May 9, 2000, are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          WATSON PHARMACEUTICALS, INC

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.     Business....................................................    1
            Overview of Our Business....................................    1
            Joint Ventures..............................................    5
            Product Development.........................................    6
            Sales and Marketing.........................................    9
            Suppliers and Materials.....................................   11
            Patents and Proprietary Rights..............................   12
            Government Regulation.......................................   13
            Seasonality.................................................   14
            Employees...................................................   15
            Forward-Looking Statements..................................   15
Item 2.     Properties..................................................   16
Item 3.     Legal Proceedings...........................................   16
Item 4.     Submission of Matters to a Vote of Security Holders.........   18
Item 4A.    Executive Officers of the Registrant........................   19

                                   PART II
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   20
Item 6.     Selected Financial Data.....................................   21
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   22
Item 7A.    Quantitative and Qualitative Disclosures about Market
            Risk........................................................   29
Item 8.     Financial Statements and Supplementary Data.................   29
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   29

                                   PART III
Item 10.    Directors and Executive Officers of the Registrant..........   29
Item 11.    Executive Compensation......................................   30
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................   30
Item 13.    Certain Relationships and Related Transactions..............   30

                                   PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   31
Signatures..............................................................   34

                                     PART I

ITEM 1. BUSINESS

     Watson Pharmaceuticals, Inc. is a pharmaceutical company primarily engaged in the development, production, marketing and distribution of both branded and off-patent pharmaceutical products. Our products include therapeutic and preventive agents generally sold by prescription or over-the-counter for the treatment of human diseases and disorders. For full prescribing information for any Watson product, please contact the company at (800) 272-5525.

                            OVERVIEW OF OUR BUSINESS

     Watson was incorporated in January 1985, and commenced operations as a manufacturer and marketer of off-patent pharmaceuticals. We have grown, through internal product development and synergistic acquisitions of products and businesses, into a diversified specialty pharmaceutical company that currently markets over 100 branded and off-patent products. We are also engaged in the development of advanced drug delivery systems primarily designed to enhance the therapeutic benefits of pharmaceutical products, both to expand our own product line and under collaborative agreements with other parties.

BRANDED PHARMACEUTICAL PRODUCTS

     Newly developed pharmaceutical products are normally patented and, as a result, generally are offered by a single provider when first introduced to the market. In addition to patented products, we classify certain trademarked off-patent products that we promote directly to healthcare professionals as branded pharmaceutical products.

     The company's branded pharmaceutical business operates primarily in three specialty areas: Dermatology, Women's Health and General Products. During 1999, we consolidated our Neurology/Psychiatry product line into the General Products line, which we had previously referred to as the Primary Care line. We have strategically focused on these markets due to their anticipated growth opportunities. We believe that the nature of these markets and the identifiable base of physician prescribers provide the company with the opportunity to achieve significant market penetration through our specialized sales forces. As compared to our off-patent products, we also believe that our branded products will generate more consistent earnings, over a longer period, since these products are normally proprietary and, as a result, generally realize higher profit margins. We intend to continue to expand our branded product portfolio through internal product development and acquisition. We may also choose to enter into collaborative or licensing agreements at various stages of product development or commercialization.

     In January 1999, we completed our acquisition of TheraTech, Inc, now named Watson Laboratories, Inc.-Utah ("TheraTech" or "Watson-Utah"). Watson-Utah develops, manufactures and markets advanced controlled-release and other products that administer drugs through the skin, by mouth to the gastrointestinal tract, through the tissues of the mouth, and by other means. We believe these products provide advantages over existing controlled-release drug-delivery products and conventional oral, injectable and continuous infusion methods by increasing efficacy, safety, bioavailability and/or patient compliance and comfort.

     In separate transactions during 1999, we reacquired the marketing rights to two products that had been developed by TheraTech, the Androderm(R) and Alora(R) transdermal hormone replacement systems, for our General Products and Women's Health product lines, respectively. Also during 1999, we broadened our Women's Health product line by acquiring the Low-Ogestrel(TM) oral contraceptive upon its approval by the United States Food and Drug Administration ("FDA"). These and other recent acquisitions are described in further detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 to our consolidated financial statements.

     We sell our Dermatology products under the "Oclassen(R) Dermatologics" label. In this area, we presently market the following products for the prevention and treatment of skin diseases:

   OCLASSEN(R) BRAND PRODUCT                  ACTIVE INGREDIENTS                THERAPEUTIC CLASSIFICATION
   -------------------------                  ------------------                --------------------------
Monodox(R)                       Doxycycline monohydrate                        Antibiotic
Cordran(R)                       Flurandrenolide                                Topical corticosteroid
Cormax(TM)                       Clobetasol propionate                          Topical corticosteroid
Condylox(R)                      Podofilox                                      Topical antimitotic for
                                                                                  genital warts
Cinobac(R)                       Cinoxacin                                      Antibiotic

     In the Women's Health area, we presently market a number of oral contraceptive and female hormone replacement products, including the following:

     WATSON BRAND PRODUCT                     ACTIVE INGREDIENTS                THERAPEUTIC CLASSIFICATION
     --------------------                     ------------------                --------------------------
Zovia(R)                         Ethynodiol diacetate and ethinyl estradiol     Oral contraceptive
Levora(R)                        Levonorgestrel                                 Oral contraceptive
Nor-QD(R)                        Norethindrone                                  Oral contraceptive
Trivora(R)                       Levonorgestrel and ethinyl estradiol           Oral contraceptive
Norinyl(R) and Tri-Norinyl(R)    Norethindrone and ethinyl estradiol            Oral contraceptive
Necon(R)                         Norethindrone and mestranol                    Oral contraceptive
Low-Ogestrel(TM)                 Norgestrel and ethinyl estradiol               Oral contraceptive
Alora(R)                         Estradiol (transdermal patch)                  Female hormone replacement

     In connection with our reacquisition of Alora(R) in 1999, we also reacquired rights to an estradiol and progestin combination hormone replacement patch product developed at Watson-Utah under a collaborative agreement with Procter & Gamble. We submitted this product for regulatory approval in December 1999.

     In the General Products area, we presently market a number of products directly to physicians, including the following:

     WATSON BRAND PRODUCT                     ACTIVE INGREDIENTS                THERAPEUTIC CLASSIFICATION
     --------------------                     ------------------                --------------------------
Dilacor XR(R)                    Diltiazem                                      Anti-hypertensive
Microzide(R)                     Hydrochlorothiazide                            Anti-hypertensive
Norco(R)                         Hydrocodone bitartrate & acetaminophen         Analgesic
Loxitane(R)                      Loxapine succinate                             Anti-psychotic
Androderm(R)                     Testosterone (transdermal patch)               Male hormone replacement

     Sales of Dilacor XR(R) accounted for approximately 19% of total revenues in 1997 following our June 1997 purchase of the rights to that product. As a percent of net revenues, sales of Dilacor XR(R) decreased to approximately 15% in 1998 and 7% in 1999 due to increased generic competition and, in 1999, due primarily to supply interruptions from a third party supplier. In March 2000, we entered into an agreement with another pharmaceutical manufacturer to secure an alternate supply source for Dilacor XR(R), under that manufacturer's ANDA approval.

     Sales of our branded products accounted for 53% of total product sales in 1999, up from 42% in 1998, and are expected to remain at approximately that level in 2000. The increase from 1998 to 1999 is due primarily to the timing of acquisitions of branded products, including certain Women's Health products acquired in late 1998, and expansion of the branded sales forces. In addition, revenues from new generic products were minimal in 1999 due to delays in obtaining FDA approval of pending new product applications. (See "Product Development" and "Government Regulation.")

OFF-PATENT PHARMACEUTICAL PRODUCTS

     When the relevant patents no longer protect a branded product (normally as a result of the patent's expiration), opportunities exist for third parties to introduce generic counterparts to the branded product. Such generic or off-patent pharmaceutical products are therapeutically equivalent to their brand-name counterparts and are generally sold at prices significantly less than the branded product. Accordingly, off-patent pharmaceuticals provide a safe, effective and cost-efficient alternative to users of branded products.

     We are recognized as a leader in the development, manufacture and sale of off-patent pharmaceutical products. With respect to off-patent products, our strategy is to enter markets where we believe we enjoy competitive advantages. In this regard, the drugs we target for development are generally those that are difficult to formulate or manufacture, or that will complement or broaden our existing product line.

     We presently market approximately 90 off-patent prescription products in capsule or tablet form in more than 400 packaging sizes and/or dosage strengths, including the following:

       WATSON
 OFF-PATENT PRODUCT      COMPARABLE BRAND NAME        BRAND HOLDER         THERAPEUTIC CLASSIFICATION
 ------------------      ---------------------        ------------         --------------------------
Hydrocodone/             Lorcet(R),               Forest Pharmaceuticals   Analgesic
  acetaminophen          Vicodin(R),              Knoll Pharmaceutical
                         Lortab(R)                UCB Pharmaceuticals
Lorazepam                Ativan(R)                Wyeth-Ayerst             Tranquilizer
                                                  Laboratories
Estradiol                Estrace(R)               Bristol-Myers Squibb     Female hormone replacement
Estropipate              Ogen(R)                  Pharmacia/Upjohn         Female hormone replacement
Clorazepate              Tranxene(R)              Abbott Laboratories      Tranquilizer
Carisoprodol             Soma(R)                  Wallace Laboratories     Muscle relaxant
Dicyclomine              Bentyl(R)                Aventis                  Antispasmodic
                                                  Pharmaceuticals
Sulfasalazine            Azulfidine(R)            Pharmacia/Upjohn         Bowel anti-inflammatory
Furosemide               Lasix(R)                 Aventis                  Diuretic
                                                  Pharmaceuticals
Loxapine succinate       Loxitane(R)              Watson Laboratories      Anti-psychotic
Pentazocine/naloxone     TalwinNX(R)              Sanofi-Synthelabo        Analgesic
Butalbital, aspirin,     Fiorinal(R) w/codeine    Novartis                 Analgesic
  caffeine and
  codeine (BACC)
Guanfacine               Tenex(R)                 A.H. Robins              Anti-hypertensive
Ranitidine               Zantac(R)                Glaxo Wellcome           Anti-ulcer
Sucralfate               Carafate(R)              Aventis                  Anti-ulcer
                                                  Pharmaceuticals

     Generally, our sales of off-patent drugs have increased significantly over the past several years. We believe this growth is attributable to a number of factors, including:

     - acquisitions of other off-patent businesses in 1998 and 1997;

     - modification of certain federal and state laws to permit or require substitution of off-patent drugs by pharmacists;

     - changes in government and third-party reimbursement policies to encourage cost containment by healthcare providers and consumers;

     - increased acceptance of off-patent drugs by physicians, pharmacists and consumers; and

     - an increasing number of branded products which have lost patent protection.

     However, compared to 1998, sales of off-patent drugs decreased in 1999. This was primarily the result of reduced sales of diltiazem as the result of supply interruptions, our phasing-out a number of Rugby Group products from the product line beginning in mid-1998, and increased price competition in 1999. Our original supplier's failure to provide us with an adequate and reliable supply of generic diltiazem has caused our customers to seek generic diltiazem from our competitors. It is generally commercially impracticable to regain lost market share for a generic product. Although we have negotiated a new supply agreement for Dilacor XR(R), under the pricing structure in that agreement, it will not be commercially practicable to obtain generic diltiazem from that manufacturer. Upon exhaustion of our nominal existing inventory, we do not anticipate any further sales of generic diltiazem.

     During 1999, the hydrocodone/acetaminophen off-patent product group accounted for approximately 11% of total revenues. In 1998 and 1997, this same product group accounted for approximately 12% and 19% of total revenues, respectively.

     The competitive nature of the generic drug industry generally requires the regular introduction of new products into the product line in order to maintain historic sales levels. Sales of our off-patent products were adversely impacted during 1999 by delays in receiving FDA approvals of pending product applications. See "Product Development" and "Government Regulation." During 1999, we did receive FDA approval to manufacture and market our nicotine polacrilex gum, a generic equivalent to SmithKline Beecham Consumer Healthcare's Nicorette(R) gum for smoking cessation. However, launch of that product has been delayed by legal action taken against us by SmithKline. (See "Item 3. Legal Proceedings.")

RESEARCH, DEVELOPMENT AND LICENSING REVENUES

     Our subsidiary, Watson-Utah, develops drug delivery products under collaborative agreements with several major pharmaceutical companies. Generally, under these agreements, our partners provide research funds and clinical and other support during the product development process. After product approval, we generally manufacture and supply the product to our partners at an agreed-upon price, and our partners market the product utilizing their established sales and marketing forces. In the future, we may enter into fewer such collaborative agreements because Watson's sales and marketing forces can now market Watson-Utah's development efforts directly.

REVENUES

     Company revenues for the last three fiscal years were derived as follows:

                                                      YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------
                                             1999               1998               1997
                                        ---------------    ---------------    ---------------
                                           $         %        $         %        $         %
                                        --------    ---    --------    ---    --------    ---
                                                          ($ IN THOUSANDS)
Branded product sales.................  $346,770     50%   $242,992     41%   $152,125     40%
Off-patent product sales..............   306,978     45%    329,805     55%    187,360     50%
Research, development and licensing...    35,484      5%     23,396      4%     22,736      6%
Royalty income(1).....................         0      0%          0      0%     14,249      4%
                                        --------    ---    --------    ---    --------    ---
          Total revenues..............  $689,232    100%   $596,193    100%   $376,470    100%
                                        ========    ===    ========    ===    ========    ===

---------------
(1) Following our acquisition of the rights to Dilacor XR(R) from Rhone-Poulenc Rorer as of June 30, 1997, no further royalty income was earned.

GROWTH THROUGH ACQUISITIONS

     A substantial portion of our growth over the past five years has resulted from acquisitions of businesses and products. We plan to continue making such acquisitions as part of our business strategy. We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. In the future, we may choose to enter into such transactions at any time.

     We may experience difficulty integrating the businesses of companies that we have acquired into our operations, which would be disruptive to our management and operations. The merger of two companies involves the integration of two businesses that have previously operated independently. As a result of uncertainty following a merger and during the integration process, we could experience disruption in our business or employee base. There is also a risk key employees of a merged company may seek employment elsewhere, including with competitors, or that valued employees are lost upon the elimination of duplicate functions. If Watson and a merger partner are not able to successfully blend their products and technologies to create the advantages the merger is intended to create, it may affect our results of operations and financial condition, and our ability to develop and introduce new products. Further, there may be overlap between the products or customers of Watson and a merged company that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

     In addition, as a result of acquiring businesses or entering into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development costs. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. These charges could have a material adverse effect on our results of operations for particular quarterly or annual periods, however we would not expect such charges to have a material adverse effect upon our financial condition.

                                 JOINT VENTURES

     We own a 50% interest in Somerset Pharmaceuticals, Inc., a joint venture with Mylan Laboratories, Inc. Currently, Somerset's only marketed product is Eldepryl(R), a drug for the treatment of Parkinson's disease that lost Orphan Drug exclusivity in 1996. Somerset is actively involved in research projects regarding additional indications for Eldepryl(R) and other chemical compounds.

     In addition, we own a 50% interest in ANCIRC, a joint venture with Andrx Corporation, formed for the purpose of developing off-patent pharmaceutical products utilizing Andrx's controlled-release technology. To date, ANCIRC has received two off-patent product approvals from the FDA; however, the revenues generated by those two products have not been significant. At March 15, 2000, we owned approximately 9.1% of Andrx' outstanding common stock.

     We also own interests in two joint ventures with China-based Changzhou No. 4 Pharmaceutical Factory. We own 95% of what we refer to as Joint Venture A, which has built a manufacturing facility in China for the production, marketing and sales of pharmaceuticals and related products. We own 25% of Joint Venture B, which is designed to provide raw materials to Joint Venture A. Changzhou owns the balance of these two joint ventures. To date, several products have been marketed, but sales revenues have been immaterial.

     We have made substantial investments in these joint ventures and may use this method of investment in the future. These arrangements typically involve other pharmaceutical companies as partners, such as Mylan and Andrx, which otherwise are competitors of ours in certain markets. We do not control these joint ventures or the commercial exploitation of the licensed products, and can not assure you that these ventures will be profitable in the future. Although restrictions contained in certain of the joint venture arrangements have not had a material adverse impact on the marketing of our own products to date, any such marketing restriction could affect future revenues and have a material adverse effect on our operations. Our results of operations may be negatively impacted if existing collaborative or joint venture partners withdraw, or if these products are not timely developed, approved or successfully commercialized.

                              PRODUCT DEVELOPMENT

     The company devotes significant resources to the research and development of branded and off-patent products. In that regard, we incurred research and development expenditures of $49.3 million in 1999, $50.7 million in 1998 and $35.0 million in 1997. Our research and development strategy focuses on the following product development areas:

     - development of sustained-release technologies and the application of these technologies to existing products;

     - application of proprietary drug-delivery technology for new product development in specialty areas;

     - expansion of our existing oral immediate-release products with respect to additional dosage strengths;

     - medium-to-late stage new drug opportunities;

     - off-patent drugs technically difficult to develop or manufacture because of unusual factors that affect their shelf life or bioequivalence; and

     - off-patent drugs that target smaller specialized or under-served markets.

     Our January 1999 acquisition of TheraTech significantly increased our branded product development resources, while our acquisitions of Royce Laboratories, Inc. in 1997 and The Rugby Group, Inc. in 1998 increased our resources in the area of off-patent product development. We presently maintain research and development facilities in Corona, California; Salt Lake City, Utah; Miami, Florida and Cincinnati, Ohio.

     Our future results of operations will depend in part upon our ability to develop and successfully commercialize new branded and off-patent pharmaceutical products in a timely manner. These new products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive regulatory approvals. (See "Government Regulation.") Furthermore, the development and commercialization process is time-consuming and costly. If any of our development products cannot be successfully or timely commercialized, our operating results could be adversely affected. This risk particularly exists with respect to the development of branded products because of the uncertainties, higher costs and lengthy timeframes associated with research and development of such products, and their inherent unproven market acceptance.

     FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which it may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Consequently, there is always the chance the FDA or other applicable agency will not approve new products, or the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations. (See also "Government Regulation.")

     All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. There are generally two types of applications for FDA approval that would be applicable to our new products:

     New Drug Application ("NDA"). We file an NDA when we seek approval for drugs with active ingredients and/or with dosage strengths, dosage forms or delivery systems that have not been previously approved by the FDA. Generally, NDAs are filed for our newly developed branded products or for a new dosage form of previously approved drugs.

     Abbreviated New Drug Application ("ANDA"). We file an ANDA when we seek approval for off-patent, or "generic," equivalents of a previously approved drug.

BRANDED PRODUCT DEVELOPMENT

     The process required by the FDA before a previously unapproved pharmaceutical product may be marketed in the U.S. generally involves the following:

     - preclinical laboratory and animal tests;

     - submission of an investigational new drug application ("IND"), which must become effective before clinical trials may begin;

     - adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product for its intended use;

     - submission of an NDA containing the results of the clinical trials establishing the safety and efficacy of the proposed product for its intended use; and

     - FDA approval of an NDA.

     Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. We then submit the results of these studies, which must demonstrate the product delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic results, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. In addition, an independent Institutional Review Board at the medical center proposing to conduct the clinical trials must review and approve any clinical study.

     Human clinical trials are typically conducted in three sequential phases, which may overlap:

     - Phase I: The drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

     - Phase II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.

     - Phase III: When Phase II evaluations demonstrate a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

     The results of product development, preclinical studies and clinical studies are then submitted to the FDA as part of an NDA, for approval of the marketing and commercial shipment of the new product. The NDA drug development and approval process now averages approximately five to ten years.

     Watson is presently developing a number of branded products, some of which utilize novel drug-delivery systems products, through a combination of internal and collaborative programs, including joint ventures. Our proprietary product development continues to emphasize mid-to-late-stage new drug opportunities that can quickly be brought to market in the three specialty areas where we have an existing sales and marketing presence, namely Dermatology, Women's Health and General Products. Products currently in development include:

     - an estradiol/progestin combination hormone replacement patch;

     - a transdermal patch for urinary incontinence;

     - a transdermal patch for nail fungus;

     - a topical steroid line extension;

     - an oral anti-acne product;

     - an oral hormone replacement therapy product; and

     - an Orphan Drug for biopterin deficiency.

     We anticipate increasing the number of NDAs submitted to the FDA to an average of three NDA submissions per year over the next three to four years. However, product development is inherently risky, especially when the development concerns new products for which safety and efficacy has not been established and the market for which is yet unproven. The development process also requires substantial time, effort and financial resources and any commercialization of a product will require prior government approval, which may not be forthcoming. We cannot be certain that we will be successful in commercializing any of the products we are developing on a timely basis, if at all. We also cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

     For products we are developing under collaborative agreements, our partners typically are responsible for the clinical and regulatory approval process. We participate in this process by submitting to our partner portions of the drug master file, which describes the physical and chemical properties of the product and data concerning our manufacturing processes.

     In recent years, Somerset has increased its research and development spending to (a) develop additional indications for selegiline (the active ingredient of Eldepryl(R)), using a transdermal delivery system and (b) develop and evaluate different therapeutic areas using selegiline and other compounds. Clinical studies using the selegiline transdermal system for the treatment of several disorders, including depression, were performed in 1998 and 1999 and additional studies are planned for 2000.

OFF-PATENT PRODUCT DEVELOPMENT

     FDA approval of an ANDA is required before we may begin marketing an off-patent equivalent of a drug that has been approved under an NDA, or a previously unapproved dosage form of a drug that has been approved under an NDA. The ANDA approval process generally differs from the NDA approval process in that it does not require new preclinical and clinical studies since it relies on the clinical studies establishing safety and efficacy conducted for the previously approved drug. The ANDA process does, however, require a new study to show that the ANDA drug is bioequivalent to the previously approved drug. "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates whether the rate of absorption and levels of concentration of an off-patent drug in the body are substantially equivalent to the previously approved drug. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce a therapeutic effect. The ANDA drug development and approval process generally takes less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product.

     Among other things, supplemental NDAs or ANDAs are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted or other requirements are satisfied.

     The Generic Drug Enforcement Act of 1992 established penalties for wrongdoing in connection with the development or submission of an ANDA. Under the Act, the FDA has the authority to permanently or temporarily debar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market off-patent drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending NDA or ANDA under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

     Among the requirements for FDA approval of both NDAs and ANDAs is that the company's manufacturing procedures and operations conform to FDA requirements and guidelines generally referred to as current Good Manufacturing Practices ("cGMP"), as defined in Title 21 of the U.S. Code of Federal

Regulations. These regulations encompass all aspects of the production process, including validation and record keeping, and involve changing and evolving standards. In complying with the cGMP regulations, the company must continue to expend time, money and effort in such areas as production and quality control to ensure full technical compliance. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight results in a continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements.

     During 1998 and 1999, the FDA conducted inspections of our Corona, California and Miami, Florida manufacturing facilities and noted certain deficiencies with respect to cGMP regulations. The company has initiated and continues to implement quality improvements at both of these facilities. However, in light of the uncertainties inherent in the regulatory process, we can not assure you that the agency will not require additional action. (See "Governmental Regulation.")

     During 1999 and through March 30, 2000, Watson received seven ANDA product approvals from the FDA. We presently have pending with the FDA approximately 20 product submissions (including NDAs, ANDAs and supplemental product approvals) seeking, among other things, approval to manufacture certain products at our Corona or Miami facilities. The FDA may withhold approval of product submissions of a facility if deficiencies are found at that facility. (See "Government Regulation.") Delays or unanticipated costs in any part of the product development process or our inability to obtain regulatory approval for our products, which could result from failure to maintain our manufacturing facilities in compliance with all applicable regulatory requirements, could adversely affect our operating results and financial condition.

     Over the next few years, patent protection on a relatively large number of branded drugs will expire, thereby providing additional off-patent product opportunities. We intend to continue to concentrate our off-patent product development activities on brand products with U.S. sales exceeding $50 million in specialized or growing markets and in areas that offer significant opportunities and competitive advantages. In addition, we intend to continue to focus our development efforts on technically difficult-to-formulate products, or products that require advanced manufacturing technology. When evaluating which drug development projects to undertake, we also consider whether the product would complement other products in our portfolio, or would otherwise assist in making our product line more complete. During 2000, we plan to invest in significant bioequivalence studies for approximately 20 developmental off-patent products or dosage forms.

     The design, development and manufacture of both branded and off-patent pharmaceutical products involve an inherent risk of product liability claims and associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. We currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable. If, however, the coverage limits of these insurance policies are not adequate, a product liability claim brought against us could have a material adverse effect upon our financial condition and/or results of operations.

                              SALES AND MARKETING

     We sell our pharmaceutical products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions.

BRANDED PRODUCTS

     We market our branded products through our specialty sales groups:
Dermatology, Women's Health and General Products. During 1999, we consolidated our Neurology/Psychiatry product line into the General Products line, which we had previously referred to as the Primary Care line. Each of these sales groups focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and each offers products to satisfy the needs of these specialty physicians. We believe this focused marketing approach enables us to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

     During 1999, we continued to develop the sales forces for the three therapeutic areas, as well as the marketing infrastructure to support sales efforts in these specialty areas. The company's branded products sales group had grown to include nearly 400 sales representatives in the United States by the end of 1999.

     We sell our branded products primarily under the "Watson Pharma" label, except for our dermatological products that we sell under the "Oclassen(R) Dermatologics" label.

OFF-PATENT PRODUCTS

     We market our off-patent products through a team of approximately 50 people involved in sales, marketing, telemarketing and administrative functions. During 1998, Rugby's telemarketing organization and other sales and marketing personnel were integrated into the company's existing infrastructure, enhancing its sales and marketing efforts in the off-patent product area.

     We sell our off-patent products primarily under the "Watson Laboratories" label, except for our over-the-counter products that we sell under our "Rugby" label.

CUSTOMERS

     We market our products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores that in turn market to retailers, managed care entities, hospitals and government agencies. We have seen a consolidation of our customers, as chain drug stores and wholesalers merge or consolidate. In addition, a number of our customers have instituted source programs that reduce the number of suppliers they use for off-patent pharmaceutical products. As a result of these developments, there is heightened competition among off-patent drug producers for the business of this smaller and more selective customer base. This has also led to greater dependence on a fewer number of customers for a greater percentage of sales. While we believe that we have a good relationship with our key customers, we can not guarantee that continued consolidation, and the increased dependence on fewer customers that follows, will not impact the company's business or that such impact will not be significant.

     Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. McKesson HBOC, Inc. accounted for 20%, 16% and 11% of our net revenues in 1999, 1998 and 1997, respectively. Bergen Brunswig Corporation accounted for 12%, 11% and 10% of our net revenues in 1999, 1998 and 1997, respectively. Cardinal Health, Inc. accounted for 12% of our net revenues in 1999.

COMPETITION

     The pharmaceutical industry is highly competitive. Our competitors vary depending upon categories, and within each product category, upon dosage strengths and drug-delivery systems. Such competitors include the major brand name and off-patent manufacturers of pharmaceuticals, especially those doing business in the United States. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation, service, and access to technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

     The intensely competitive environment of the branded product business requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products to healthcare professionals in private practice, group practices and managed care organizations. Our competitors include the major brand name manufacturers of pharmaceuticals such as Johnson & Johnson, American Home Products and Aventis S.A. Based on total assets, annual revenues, and market capitalization, we are smaller than these and other national competitors in the branded product arena. For example, our market capitalization as of March 15, 2000 is approximately $3.5 billion compared to Johnson & Johnson ($100 billion), American Home Products ($70 billion) and Aventis S.A. ($80 billion). These competitors, as well as others, have been in business longer than Watson, have a greater number of products on the market, and have greater financial and other resources. If we compete directly with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets.

     Revenues and gross profit derived from the sales of off-patent pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods mandated by regulatory authorities expire, the first off-patent manufacturer to receive regulatory approval for off-patent equivalents of such products is generally able to achieve a relatively significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline. Accordingly, the level of market share, revenues and gross profit attributable to a particular off-patent product is normally related to (a) the number of competitors in that product's market and (b) the timing of that product's regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain and increase our revenues and gross margins.

     In addition to off-patent competition from other off-patent drug manufacturers, we face competition from brand name companies as they increasingly seek to participate in sales of generic products by, among other things, establishing, acquiring or forming licensing or business arrangements with other off-patent pharmaceutical companies or marketing their own generic equivalent to their branded product.

                            SUPPLIERS AND MATERIALS

     The principal components used in our products are active and inactive pharmaceutical ingredients and packaging materials. We manufacture many of our own finished products at plants in Corona, California; Miami, Florida; Salt Lake City, Utah and Copiague, New York. We also contract with third parties for the manufacture of a number of our finished products. Some of the materials we use in manufacturing products in our own facilities, and some of the finished products that are manufactured by others (including certain products that have historically accounted for a significant portion of our revenues) are currently available only from sole or limited suppliers.

     The FDA (and in some cases, other regulatory agencies) must approve the vendors who supply us with certain raw materials or finished products and these third-party manufacturers are also required by FDA regulations to follow cGMP. Accordingly, we are dependent upon our contract manufacturers to comply with such requirements or similar standards imposed by foreign regulators. Our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds.

     In the event an existing supplier should lose its regulatory status as an approved source, we would attempt to locate a qualified alternative; however, we may be unable to obtain the required components or products on a timely basis or at commercially reasonable prices. From time to time, certain of our outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products to us. To the extent such difficulties cannot be resolved within a reasonable time, and at reasonable cost, the resulting delay could have a material adverse effect on the company.

     For example, at the time we acquired the rights to Dilacor XR(R), we entered into an agreement with Rhone-Poulenc Rorer, Inc. and its affiliates (collectively "RPR") whereby RPR agreed to supply us with all of our requirements for Dilacor XR(R) and its generic equivalent, diltiazem, through June 2000. For purposes of this supply agreement, RPR designated Centeon LLC as its contract manufacturer, and agreed to remain fully liable for Centeon's performance. In August 1998, Centeon ceased manufacturing operations after an FDA inspection and has not manufactured Dilacor XR(R) or diltiazem since that date. RPR/Centeon was our sole source for these products. During 1999, we worked with the FDA to secure the release of the remaining Dilacor XR(R) and diltiazem inventory from Centeon. However, RPR's ongoing supply interruptions caused us to be unable to fulfill customer orders, which contributed to materially lower sales of these products in 1999.

     In March 2000, we entered into an agreement with another pharmaceutical manufacturer to secure an alternate supply source for Dilacor XR(R), under that manufacturer's ANDA approval. Due to RPR's failure to provide us with a reliable source of product, customers who had purchased generic diltiazem from us are now purchasing such product from our competitors. Although we have negotiated a new supply agreement for Dilacor XR(R), under the pricing structure in that agreement, it will not be commercially practicable to obtain generic diltiazem from that manufacturer. Upon exhaustion of our nominal existing inventory, we do not anticipate any further sales of generic diltiazem. Due to RPR's failures to fulfill its contractual obligations to us, we have filed a lawsuit against RPR seeking, among other things, damages and injunctive relief. (See "Item 3. Legal Proceedings.")

                         PATENTS AND PROPRIETARY RIGHTS

     We believe patent protection of our proprietary products is important to our business. Our success with our brand name products will depend in part on our ability to obtain and maintain patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued and pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. Hence, if our patent applications are not approved or, even if approved, if such patents are circumvented or successfully challenged in court, our ability to competitively exploit our patented products and technologies may be significantly diminished.

     From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.

     We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible these agreements will be breached or will not be enforceable in every instance, and we will not have adequate remedies for any such breach. It is also possible our trade secrets will otherwise become known or independently developed by competitors.

     Watson may find it necessary to initiate litigation to enforce its patent rights, to protect its trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain.

     Pharmaceutical companies with patented brand name products are increasingly suing companies that produce generic products for alleged patent and/or copyright infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. Since a large part of our business involves the development and marketing of generic products, there is a significant risk brand product manufacturers may sue us for alleged patent, trademark and/or copyright infringement or other alleged violations of intellectual property rights.

     For example, most (if not all) of the brand name products for which we are developing off-patent versions are, or have been, covered by one or more patents. Under the Drug Price Competition and Patent Restoration Act of 1984 (the "Hatch-Waxman Amendments"), when we file an ANDA for a generic drug, we must certify to the FDA as to whether we believe any listed unexpired patents covering the relevant brand-name product will be infringed by our product. If we certify to the FDA that our product does not infringe any listed patent, or any such unexpired patent is invalid or unenforceable, it is referred to as a "Paragraph IV Certification". In such cases, the certification must be provided to the patent holder, who may then challenge our Paragraph IV Certification by filing a lawsuit for patent infringement. If a lawsuit is filed within 45 days from the day the patent holder received the Paragraph IV Certification, the FDA is prohibited from approving the ANDA for 30 months or until the suit is litigated, whichever is sooner. If a patent holder commences a lawsuit like this, the outcome of such litigation is difficult to predict due to the uncertainties inherent in litigation.

     Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming, and could result in a substantial delay or prevention of the introduction of Watson's products, any of which could have a material adverse effect on our business, financial condition or results of operations.

     For example, in August 1999, we began shipping a new product, nicotine polacrilex gum, which is the generic equivalent to SmithKline Beecham Consumer Healthcare's Nicorette(R) Gum and is used as an aid to smoking cessation. Shortly after product launch, SmithKline Beecham filed a lawsuit against Watson alleging the user guide and audiocassette we had packaged with our gum product infringed upon their copyrights. (See "Item 3. Legal Proceedings.")

                             GOVERNMENT REGULATION

     All pharmaceutical manufacturers, including Watson, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of the company's products.

     We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the Drug Enforcement Administration and other authorities, which conduct periodic inspections to confirm we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if deficiencies are found at that facility. Certain of our vendors are subject to similar regulation and periodic inspections.

     Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter is issued only for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

     Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA's review of NDAs, ANDAs or other product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on the company.

     In connection with an FDA inspection of the company's Corona, California facility in December 1998, the FDA issued a Warning Letter to the company in January 1999. The Warning Letter related to our quality systems and cGMP compliance, including areas such as documentation, training and laboratory controls. The FDA conducted additional inspections of our Corona facility in the first and fourth quarters of 1999. At the close of each of these inspections, the FDA issued a Form 483 notice listing observations made during those inspections. The observations from the first quarter inspection generally related to our quality systems and cGMP compliance, including areas such as laboratory controls, documentation, investigations, training, data review, and validation. The observations from the fourth quarter inspection generally related to our quality systems and cGMP compliance, including areas such as training and documentation.

     The company has initiated and continues to implement quality improvements at its Corona facility. Among other things, these quality improvements seek to address deficiencies noted by the FDA in the Warning Letter and the Form 483 notices. However, to date, matters with the agency concerning our Corona facility continue to be unresolved. We cannot predict what the ultimate outcome will be or when product approvals from our Corona facility will be forthcoming. In this regard, we have not received any product approvals from our Corona facility within the last 12 months. Resolution of these matters with the FDA has been and will continue to be a top priority for us.

     In connection with a January 1999 inspection of our Miami, Florida facility, the FDA issued a Warning Letter to Watson in April 1999. In that Warning Letter, the agency commented that observations about inadequate investigations, documentation and training had appeared in past inspection reports (although the FDA acknowledged a number of these had occurred prior to our purchase of the Miami facility in 1997). The FDA conducted a follow-up inspection of our Miami facility in the first quarter of 2000. At the close of this inspection, the FDA issued a Form 483 notice listing observations that related to our quality systems and cGMP compliance, including areas such as validation and investigations. The company has initiated and continues to implement quality improvements at its Miami facility.

     Based on the follow-up inspection conducted in the first quarter 2000, the Florida District Office of the FDA has recommended to the FDA's Center for Drug Evaluation and Research (CDER) approval of pending ANDAs from our Miami facility. The Florida District Office found that sufficient corrections have been made to now recommend approval of Watson's ANDAs. The recommendation of the Florida District Office is not binding on CDER since final action on product applications is the responsibility of CDER. We cannot predict whether or when CDER will approve our pending applications from our Miami facility. However, CDER has approved one ANDA from our Miami facility since the time the Florida District Office made its approval recommendation.

     Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels, and require all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual states. The required rebate is currently 11% of the average wholesale price for sales of Medicaid-reimbursed products marketed under ANDAs. For sales of Medicaid-reimbursed products marketed under NDAs, manufacturers are required to rebate the greater of approximately 15% of the average wholesale price or, the difference between the average net sales price and the lowest net sales price during a specified period. We believe that the federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs to the public. For example, over the past year, the extension of prescription drug coverage to all Medicare recipients has gained support among many federal legislators. We cannot predict the nature of any measures that may be enacted, or their impact on our profitability.

     Federal, state and local laws of general applicability, such as laws regulating working conditions, also govern Watson. In addition, we are subject, as are all manufacturers generally, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment. We do not expect the costs of complying with such environmental provisions to have a material effect on our earnings, cash requirements or competitive position in the foreseeable future. However, changes to, or compliance with, such environmental provisions could have a material effect on our earnings, cash requirements or competitive position.

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

                                   EMPLOYEES

     As of December 31, 1999, the company had approximately 1,950 full-time employees, none of whom are represented by labor unions. Of the company's employees, approximately 245 are engaged in research and development, 750 in manufacturing, 190 in quality assurance and quality control, 600 in sales and marketing, and 165 in administration. We believe our relations with our employees are good.

                           FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements concerning future events or performance of Watson. You should not rely excessively on these forward-looking statements, because they are only predictions based on our current expectations and assumptions. Forward-looking statements often contain words like "estimate," "anticipate," "believe" or "expect." Many known and unknown risks and uncertainties could cause our actual results to differ materially from those indicated in these forward-looking statements.

     For example, this report describes the company's overall strategy of increasing emphasis on the development of proprietary (i.e., branded) drugs because management believes those drugs offer higher margins than generic drugs. With these potentially higher rewards, however, also come higher risks. The company has less experience in the proprietary drug area than it does in generics, and a variety of risk factors may cause actual results to differ from the projection of greater reliance on branded drugs and resulting higher profit margins. These include, but are not limited to, the following: (i) competition from competitors' products which treat the same symptoms or illnesses may diminish the availability of higher margins, even while expenses increase because the costs of developing branded products (or buying the rights to established branded products) is generally higher than it is for generics; (ii) it is generally more difficult to obtain FDA regulatory approval for new drugs as opposed to generic equivalents of existing approved drugs, and such approvals cannot be predicted with any assurance; (iii) while new drugs are subject to rigorous clinical trials prior to FDA approval, a number of recent cases have shown that unanticipated harmful effects from new drugs can come to light even after FDA approval, with resulting product recalls and product liability suits; these risks are probably higher for new drugs as opposed to generics, because with generics there will generally be a longer history of human use of the underlying chemical compound; and (iv) to a degree, the company's strategy is focussed on the acquisition of new branded products, and such acquisition candidates may not be available, or may only be available at premium prices which would enhance the risk associated with the company's strategy.

     In addition, this report states that Watson currently has approximately 20 product submissions on file with the FDA, and that we intend to increase the number of submissions in the near future. While Watson hopes to obtain approval for the applications already on file and for those which it anticipates filing, this expectation depends, among other things, on no unexpected problems arising in the course of product development and on the company's ongoing relationship with the FDA. An ongoing positive relationship with the FDA is important to achieving the company's goals. As discussed within, the company received Warning Letters in January and April 1999 and Form 483 notices after subsequent FDA inspections. Although the company's quality improvement initiatives seek to address the deficiencies noted by the FDA in the Warning Letters and Form 483 notices, the company cannot guarantee it will be successful in these efforts. Matters with the FDA related to the company's Corona facility continue to be unresolved; and only very recently has the FDA's Florida District Office recommended approval of the company's pending product applications from its Miami facility. Consequently, it is difficult, if not impossible, to predict how the FDA will treat the company and its product approval requests in the future.

     Furthermore, as evidenced by the lawsuit filed against the company by SmithKline Beecham regarding the company's generic nicotine polacrilex gum, a certain amount of litigation risk is inherent in the company's business, and this is probably going to increase as the company introduces generic products that challenge established branded franchises and moves increasingly into the branded area. In either case, the company's actual or potential competitors (many of which have financial resources greater than the company's) are likely to respond vigorously to the threat of competition. Litigation is inherently uncertain and it is difficult, if not impossible, to predict the multitude of potential outcomes that could arise in the course of current or future litigation, but some of those outcomes could be adverse to the company and they could be material.

     This report also describes the reorganization of the company's sales forces. While management believes this reorganization offers potential future benefits, a reorganization may be accompanied by the loss of valued personnel and/or a "learning curve" cost as personnel lose time in the field to be trained on new products and begin selling products with which they are less familiar.

     These are not all the risks associated with Watson's forward-looking statements or an investment in Watson stock. Generally, such risks and uncertainties include the success of Watson's product development activities and the timeliness with which regulatory authorizations and product roll-out may be achieved, market acceptance of Watson's products and the impact of competitive products and pricing, the availability on commercially reasonable terms of raw materials and other third party sourced products, dependence on sole source suppliers and risks associated with a production interruption or shipment delays at such suppliers, successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions, the scope, outcome and timeliness of any governmental, court or other regulatory action (including, without limitation, the scope, outcome, or timeliness of any inspection or other action of the FDA), the ability to timely and cost effectively integrate acquisitions, exposure to product liability and other lawsuits and contingencies, the outcome of litigation involving us and related costs and expenses and possible diversion of management's time and attention arising from such litigation, and other risks and uncertainties detailed in this report and from time to time in Watson's other Securities and Exchange Commission ("SEC") filings.

     Therefore, the company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors that may be discussed with each forward-looking statement in this report or disclosed in the company's other filings with the SEC as such factors, in some cases, could affect the ability of the company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein. The company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

ITEM 2. PROPERTIES

     We conduct our operations using a combination of owned and leased properties. We believe that these facilities are well maintained and in good condition. Our owned properties consist of facilities used for research and development, manufacturing, warehouse, distribution and administrative functions. These properties are located in Corona, California; Miami, Florida; Salt Lake City, Utah; Copiague, New York; and Dayton, Ohio and total approximately 670,000 square feet. Outside of the United States, we own a 10,000 square foot raw material processing facility in Coleraine, Northern Ireland and a majority interest in a 90,000 square foot pharmaceutical facility located in Changzhou City, People's Republic of China.

     Properties that we lease are located throughout the United States and include a distribution center, research and development, manufacturing, sales and marketing and administrative facilities. These leased properties total approximately 470,000 square feet and are subject to lease terms that expire between 2000 and 2005. In addition, a 40-year lease on approximately seven acres of land will expire in 2033. Many of these leases have renewal options available to us. We have also leased a 32,000 square foot manufacturing facility in Corona through 2001 from a related party trust.

     We believe that we have sufficient facilities to conduct our operations during 2000. However, we continue to evaluate the purchase or lease of additional properties, as our business requires.

ITEM 3. LEGAL PROCEEDINGS

     Beginning in late 1997, a number of product liability suits were filed against the company, Rugby Laboratories, Inc., and certain other company affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of March 15, 2000, approximately 1,400 cases have been filed against the company and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The company believes that it will be fully indemnified by Hoechst Marion Roussel, Inc. ("HMR") for the defense of all such cases and for any liability that may arise out of these cases. HMR is currently controlling the defense of all these matters as the indemnifying party under its agreements with the company. Additionally, the company may have recourse against the manufacturing defendants in these cases.

     In November 1997, a suit was filed against Royce, Watson and several other corporations (Michael D. Hardy, Individually and Michael D. Hardy as Executor of the Estate of Judith Marie Hardy v. Royce Laboratories, Inc., et. al.) in the Western District of Kentucky at Louisville. The suit alleged that the plaintiff's wife suffered personal injuries as a result of her June 1995 ingestion of the drug quinine sulfate for leg cramps, and further injuries leading to her June 1997 death due to another ingestion of the same drug in April 1997. In February 2000, the parties entered into a confidential settlement agreement, the terms of which will not have a material effect on the company's results of operations for first quarter 2000, and the suit was dismissed with prejudice.

     On August 4, 1999, Watson Laboratories, Inc. filed suit in the United States District Court for the Central District of California against Rhone Poulenc Rorer, Inc. and certain of its affiliates (collectively "RPR") (Watson Laboratories, Inc. v. Rhone-Poulenc Rorer, Inc., et. al.). Watson Laboratories, Inc. filed a first amended complaint on November 4, 1999. The suit seeks unspecified damages, restitution and injunctive relief to enjoin RPR and its successors from producing or selling products in the United States that compete with the company's Dilacor XR(R) product or its generic equivalent. The suit contends that the announced plans to combine RPR with HMR, which sells Cardizem(R) CD, a product that competes with the company's Dilacor(R) XR product, would constitute a breach of the agreements entered into by RPR and Watson Laboratories, Inc. in connection with the company's June 1997 acquisition of certain worldwide rights to the Dilacor(R) XR product and its generic equivalent. The complaint also seeks unspecified damages and injunctive relief from RPR for unfair competition and breach of contract arising, in part, from RPR's failure to fulfill its supply obligations to the company for the Dilacor XR(R) product and its generic equivalent. On September 9, 1999, RPR filed a separate action against the company and certain of its affiliates for declaratory relief. On November 22, 1999, the court granted the company's motion to dismiss the RPR action. On November 29, 1999, RPR answered the company's first amended complaint, denying its material allegations, and filed a counterclaim for declaratory relief. The counterclaim seeks a declaration that the agreements between Watson and RPR will not be violated if Cardizem(R) CD is produced or sold by a corporate entity "upstream" of Rhone Poulenc Rorer, Inc. It also seeks a determination that if the merger between Rhone Poulenc S.A. and Hoechst A.G. (the parent companies of RPR and HMR) would implicate the non-compete provision, RPR could avoid a breach by committing to divest Cardizem(R) CD within 12 months of the merger. On January 10, 2000, the company responded to the counterclaim, denying its material allegations. The company intends to vigorously prosecute the action to enforce its rights.

     On August 26, 1999, a suit was filed against the company and certain of its subsidiaries (SmithKline Beecham Consumer Healthcare LP v. Watson Pharmaceuticals, et. al.) in the United States District Court for the Southern District of New York. The suit alleges that the User Guide and Audiocassette included with the company's nicotine polacrilex gum product infringe SmithKline Beecham's copyrights. The User Guide and Audiocassette are included with the product as part of the product labeling. On September 10, 1999, the court issued a preliminary injunction enjoining the company, during the pendency of the lawsuit, from selling or shipping its nicotine polacrilex gum with a User Guide or Audiocassette that is "strikingly or substantially similar" to SmithKline Beecham's User Guide or Audiocassette. The court also ordered the company to recall any product it had previously shipped to customers. On October 5, 1999, the court stayed all further proceedings in the action (other than the injunction) for 45 days so that the company could seek FDA approval of revised labeling. The FDA thereafter approved the company's revised labeling, and on December 22, 1999, the District Court granted the company's request to dissolve the injunction to permit the company to sell its nicotine gum with the revised labeling. On December 22, 1999, SmithKline Beecham appealed the District Court's ruling to the U.S. Court of Appeals for the Second Circuit, and, on December 28, 1999, obtained a stay of the District Court's decision to dissolve the injunction pending the appeal. The appeal has been briefed and argued by the parties, and the matter has been submitted to the Court of Appeals for decision. The company believes it has substantial meritorious defenses to the claims and intends to vigorously defend the action.

     On June 9, 1999, a suit was filed against the company (William Higuchi and Setsuko Higuchi v. Watson Pharmaceuticals, Inc.) in the United States District Court for the District of Utah. The plaintiffs allege that they were holders of TheraTech, Inc. stock certificates and were entitled to receive company stock certificates free of any restrictive legends in connection with the company's acquisition of TheraTech. The complaint contends, among other things, that the company breached its obligation to the plaintiffs by initially issuing company stock certificates that contained restrictive legends and by unreasonably delaying issuance of certificates without restrictive legends, during which time the trading prices of the company's stock declined. The complaint includes various tort and contract claims, and seeks consequential damages of approximately $11,500,000 and punitive damages. On December 7, 1999, the court granted in part and denied in part the company's motion to dismiss the complaint, and denied the plaintiffs' motion for partial summary judgment. On January 21, 2000, the company responded to the complaint, denying its material allegations. The company believes it has substantial meritorious defenses to the plaintiffs' claims and intends to vigorously defend the action. The company also believes that, to the extent liability exists, if at all, the company may be entitled to indemnification and/or contribution from third parties.

     In October 1999, the company's subsidiary, Watson Laboratories,
Inc. -- Ohio, filed an ANDA application seeking approval from the FDA to market a sustained release formulation of bupropion hydrochloride, the generic equivalent of Glaxo Wellcome, Inc.'s Wellbutrin(R) SR. The company notified Glaxo Wellcome pursuant to the provisions of the Hatch-Waxman Act and, on December 2, 1999, Glaxo Wellcome filed a patent infringement action against the company's subsidiary (Glaxo Wellcome, Inc. v. Watson Laboratories, Inc. -- Ohio) in the United States District Court for the Southern District of Ohio. The complaint alleges two counts of patent infringement. The plaintiff seeks to prevent the company from marketing its sustained release bupropion hydrochloride until certain U.S. patents expire. On February 22, 2000, the company's subsidiary responded to the complaint, denying its material allegations, and asserted counterclaims against Glaxo Wellcome for declaratory relief and unfair competition. On March 13, 2000, Glaxo Wellcome responded to the company's counterclaims, denying their material allegations. The company believes there are substantial meritorious defenses to the plaintiff's claims. The company intends to vigorously defend the action against it and to prosecute its counterclaims to enforce the company's rights.

     The company and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the company's fiscal year ended December 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Below are the company's executive officers as of March 30, 2000.

           NAME             AGE        PRINCIPAL POSITION WITH REGISTRANT
           ----             ---        ----------------------------------
Allen Y. Chao, Ph.D.        54     Chairman, Chief Executive Officer and
                                   President
Michael E. Boxer            38     Senior Vice President and Chief Financial
                                   Officer
Charles D. Ebert, Ph.D.     46     Senior Vice President, Proprietary Research
                                   and Development
Robert C. Funsten           40     Senior Vice President, General Counsel and
                                   Secretary
David C. Hsia, Ph.D.        55     Senior Vice President, Scientific Affairs
                                   and Generic Drug Development
G. Frederick Wilkinson      43     Chief Operating Officer and Senior Vice
                                   President, Sales and Marketing

     ALLEN Y. CHAO, PH.D., age 54, a co-founder of the company, has been Chairman of the company since May 1996, Chief Executive Officer of the company since 1985 and President of the company since February 1998. Dr. Chao also serves on the Board of Directors of Somerset. Dr. Chao served as Director of Pharmaceutical Technology and Packaging Development at Searle Laboratories, Inc. from September 1979 to August 1983, where he had overall responsibility for new product implementation and new pharmaceutical technology development. He received a Ph.D. in industrial and physical pharmacy from Purdue University in 1973.

     MICHAEL E. BOXER, age 38, has served as Senior Vice President and Chief Financial Officer since June 1999; previously he served as Chief Financial Officer of the company since July 1998. Before joining Watson, Mr. Boxer was President of The Enterprise Group, a financial advisory firm, which provided consulting services to the company. From 1991 to 1997, he was Vice President of the Health Care Group at Furman Selz, LLC, a New York-based investment bank. While at Furman Selz, Mr. Boxer participated in Watson's public financings and its acquisition of Oclassen Pharmaceuticals, Inc. Mr. Boxer received a M.B.A. from the University of Chicago in 1991.

     CHARLES D. EBERT, PH.D., age 46, has served as Senior Vice President, Proprietary Research and Development of the company since June 1999. Previously he served TheraTech as Senior Vice President, Research and Development since 1992, and as Vice President, Research and Development from 1987 to 1992. Prior to joining TheraTech, he was Director of Research and Development at Cygnus Therapeutic Systems from 1986 to 1987 where he directed the development of transdermal products. From 1984 to 1986, he was Senior Research Scientist and Manager in the Systems Development Group of Ciba-Geigy Corporation, responsible for the development of new transdermal, gastrointestinal and mucosal drug delivery systems. Dr. Ebert received his B.S. in Biology from the University of Utah in 1977 and his Ph.D. in Pharmaceutics from the University of Utah in 1981.

     ROBERT C. FUNSTEN, age 40, has served as Senior Vice President, General Counsel and Secretary of the company since June 1999. Previously, Mr. Funsten was the Vice President, General Counsel and Secretary of the company from December 1998 to June 1999, and was Vice President, Legal Affairs of the company from July 1998 to December 1998. Before joining the company, Mr. Funsten was the Vice President and General Counsel of Chiron Vision Corporation, an ophthalmic surgical device company, from August 1995 to June 1998 and previously served as its Vice President and Corporate Counsel from November 1993 to August 1995. Prior to joining Chiron Vision Corporation, Mr. Funsten was in private practice at Stradling, Yocca, Carlson & Rauth. Mr. Funsten received a J.D. from Stanford School of Law in 1986.

     DAVID C. HSIA, PH.D., age 55, has served as Watson's Senior Vice President, Scientific Affairs and Generic Drug Development since May 1995 and has been a Vice President of Watson since 1985. Dr. Hsia is also co-founder of the company. He has been involved in the development of pharmaceutical formulations for oral contraceptives, sustained-release products and novel dosage forms. Dr. Hsia received a Ph.D. in industrial and physical pharmacy from Purdue University in 1975. Dr. Hsia is Dr. Chao's brother-in-law.

     G. FREDERICK WILKINSON, age 43, has been Chief Operating Officer and Senior Vice President, Sales and Marketing of the company since June 1999. Previously, Mr. Wilkinson was Vice President of Watson Pharmaceuticals, Inc. since July 1997, and Executive Vice President -- Sales & Marketing of Watson Laboratories, Inc. since July 1996. Mr. Wilkinson also serves as a director of Somerset. Prior to his employment with Watson, Mr. Wilkinson was the President and General Manager of Creighton Pharmaceuticals, a wholly owned subsidiary of Sandoz Pharmaceuticals, Inc. ("Sandoz") from 1994 to 1996. Prior to that, he held various marketing management positions at Sandoz since 1980. Mr. Wilkinson received his M.B.A. from Capital University in 1984 and his B.S. in Pharmacy from Ohio Northern University in 1979.

     The executive officers of the company are appointed annually by the Board of Directors, hold office until their successors are chosen and qualify, and may be removed at any time by the affirmative vote of a majority of the Board. The company has employment agreements with each of the executive officers. David C. Hsia is the brother-in-law of Allen Y. Chao. There are no other family relationships between any director and executive officer of the company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "WPI". The following table sets forth the quarterly high and low share price information for the periods indicated:

                                                              HIGH      LOW
                                                             ------    ------
Year ended December 31, 1998
First quarter..............................................  $42.94    $30.50
Second quarter.............................................   49.50     36.25
Third quarter..............................................   52.88     40.25
Fourth quarter.............................................   63.00     42.00

Year ended December 31, 1999
First quarter..............................................  $62.94    $37.06
Second quarter.............................................   47.50     30.50
Third quarter..............................................   40.31     28.00
Fourth quarter.............................................   43.31     26.50

     As of March 15, 2000, we estimate that there were approximately 90,000 holders of our common stock, including those who held in street or nominee name.

     We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                    SELECTED CONSOLIDATED FINANCIAL DATA(1)

                                                                       YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                           1999       1998       1997       1996       1995
                                                         --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
INCOME STATEMENTS:
Net revenues...........................................  $689,232   $596,193   $362,221   $258,347   $193,258
Cost of sales..........................................   230,633    210,405    131,037    107,157     84,003
                                                         --------   --------   --------   --------   --------
         Gross profit..................................   458,599    385,788    231,184    151,190    109,255
                                                         --------   --------   --------   --------   --------
Royalty income.........................................        --         --     14,249     27,162     22,247
                                                         --------   --------   --------   --------   --------
Operating expenses:
  Research and development.............................    49,270     50,706     35,007     40,981     44,521
  Selling, general and administrative..................   121,444    109,347     60,967     46,599     43,692
  Amortization.........................................    29,986     22,469      7,213        386        306
  Merger and related expenses(2).......................    20,467         --     14,718         --     13,939
  Charge for acquired in-process research and
    development(3).....................................        --     13,000         --         --         --
                                                         --------   --------   --------   --------   --------
         Total operating expenses......................   221,167    195,522    117,905     87,966    102,458
                                                         --------   --------   --------   --------   --------
         Operating income..............................   237,432    190,266    127,528     90,386     29,044
                                                         --------   --------   --------   --------   --------
Other income (expense):
  Equity in earnings (loss) of joint ventures..........    (2,591)     6,788     10,694     17,909     22,766
  Gain on sales of securities(4).......................    44,275         --         --         --      6,243
  Interest and other income............................     4,549      8,011     13,511     11,935      8,634
  Interest expense.....................................   (11,121)    (8,136)    (1,284)    (1,527)    (1,480)
                                                         --------   --------   --------   --------   --------
         Total other income, net.......................    35,112      6,663     22,921     28,317     36,163
                                                         --------   --------   --------   --------   --------
         Income before income tax provision............   272,544    196,929    150,449    118,703     65,207
Provision for income taxes.............................    93,663     78,247     54,799     35,521     21,267
                                                         --------   --------   --------   --------   --------
         Net income....................................  $178,881   $118,682   $ 95,650   $ 83,182   $ 43,940
                                                         ========   ========   ========   ========   ========
Basic earnings per share...............................  $   1.87   $   1.25   $   1.03   $   0.92   $   0.50
                                                         ========   ========   ========   ========   ========
Diluted earnings per share.............................  $   1.83   $   1.22   $   1.01   $   0.89   $   0.48
                                                         ========   ========   ========   ========   ========
Basic weighted average shares outstanding..............    95,760     94,745     92,525     90,430     88,585
                                                         ========   ========   ========   ========   ========
Diluted weighted average shares outstanding............    97,780     97,425     95,115     93,830     91,135
                                                         ========   ========   ========   ========   ========

                                                                        AT DECEMBER 31,
                                                  ------------------------------------------------------------
                                                     1999          1998         1997        1996        1995
                                                  ----------    ----------    --------    --------    --------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Current assets..................................  $  434,711    $  322,794    $278,910    $357,184    $258,841
Working capital.................................     305,525       219,841     171,659     315,977     210,265
Total assets....................................   1,438,750     1,131,343     820,476     531,423     419,315
Long-term debt..................................     149,503       151,083       9,857       8,725      10,278
Liabilities-acquired rights and businesses......      55,507        53,420      98,800       3,800       3,800
Deferred tax liabilities........................      87,060        54,512      36,887      12,226          --
Total stockholders' equity......................   1,054,552       799,355     612,202     463,852     354,743

---------------
(1) The company merged with Circa Pharmaceuticals, Inc. in 1995, with Oclassen Pharmaceuticals, Inc. and with Royce Laboratories, Inc. in 1997 and with TheraTech, Inc. in 1999. These transactions were all accounted for under the pooling of interests accounting method, and accordingly, the consolidated financial data includes the results of these businesses for all periods presented.

    In October 1997, the company effected a two-for-one stock split in the form of a 100% stock dividend. Share and per share amounts for all prior periods have been restated to reflect the stock split.

(2) Merger expenses of $13.9 million in 1995, $14.7 million in 1997, and $20.5 million in 1999 relate to the company's acquisitions of Circa, Oclassen, Royce and TheraTech, as discussed in (1) above.

(3) The charge for acquired in-process research and development relates to the company's February 1998 acquisition of The Rugby Group, Inc. This charge is discussed further in Note 2 to the consolidated financial statements.

(4) In November 1999, the company sold 1.1 million shares of Andrx Corporation and recorded a gain of $44.3 million from this sale. At December 31, 1999, the company owned approximately 5 million shares of Andrx. In 1995, the company recorded a gain of $6.2 million from sales of common stock of Marsam Pharmaceuticals, Inc. The company has had no investment in Marsam since 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the company's financial condition and results of operations should be read in conjunction with the company's consolidated financial statements and notes thereto included elsewhere in this report. As more fully described in Note 2 of the company's consolidated financial statements, we accounted for the January 1999 acquisition of TheraTech under the pooling-of-interests method. Accordingly, we have restated this discussion and the consolidated financial statements for all periods presented to include the accounts and results of operations of TheraTech.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such risks and uncertainties are discussed under the caption "Forward-Looking Statements" in Item 1 of this Form 10-K.

                                    GENERAL

     Watson is a diversified specialty pharmaceutical company that develops, manufactures and markets branded and off-patent pharmaceutical products. From our incorporation in 1985 until 1996, our business was primarily engaged in the development, manufacturing and marketing of off-patent versions of branded pharmaceutical products. While our off-patent business remains an integral component of our overall business strategy, beginning in 1996, we invested significantly in branded pharmaceutical businesses and products. We believe that branded pharmaceutical products generally offer stronger proprietary positions and provide more consistent profit margins than off-patent products. Through internal product development and acquisitions, we intend to continue to expand our portfolios of both branded and off-patent pharmaceutical products.

                    ACQUISITIONS OF PRODUCTS AND BUSINESSES

     1999 acquisition of TheraTech, Inc. -- In January 1999, we completed the acquisition of TheraTech (also referred to as Watson-Utah). TheraTech is a drug-delivery company that develops, manufactures and markets innovative products based on its patented and proprietary technologies and systems. Under the terms of the merger agreement, we converted each share of TheraTech common stock into the right to receive 0.2663 of a share of Watson's common stock. In exchange for all of the outstanding shares of TheraTech, we issued approximately
5.8 million Watson common shares having a market value of approximately $330 million on the date of acquisition. We accounted for this acquisition as a pooling of interests and it qualified as a tax-free merger for federal income tax purposes.

     During the first quarter of 1999, the company recorded a special charge of $20.5 million for certain merger and related expenses of the TheraTech acquisition. The charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the company. The $9.4 million of closure costs consisted of employee termination costs ($3.9 million), non-cash facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). As of December 31, 1999, we had paid all material merger-related costs and charged off all applicable assets.

     1999 acquisitions of transdermal systems product rights -- In May 1999, we reacquired the U.S. and Canadian rights to the Androderm(R) testosterone transdermal system from SmithKline Beecham for $24.5 million in cash. In addition, we reacquired the marketing and distribution rights for the Alora(R) estradiol transdermal system from Procter & Gamble in October 1999 for approximately $37.5 million in cash. In connection with the Alora(R) acquisition, we also reacquired rights to an estradiol and progestin combination patch product for certain future contingent payments aggregating $37.5 million payable upon FDA approval of a pending new drug application.

     Acquisitions of oral contraceptive products from G.D. Searle & Co. -- In October 1997, we acquired the U.S. rights to certain existing and future Searle branded off-patent oral contraceptive products. For the existing products acquired in 1997, we made cash payments of $85 million and $51.5 million to Searle in 1997 and 1998, respectively. Under the terms of this agreement, we exercised our right to acquire two additional oral contraceptives, Ogestrel(R) and Low-Ogestrel(R), during 1999. For the 1999 product acquisitions, we made cash payments aggregating $33.8 million to Searle and agreed to certain contingent payments based on the technology transfer and net aggregate annual sales of certain of the acquired products. We entered into supply agreements with Searle whereby we have the right to purchase these products from Searle through October 2001 and, for some products, beyond.

     Under a separate agreement with Searle, in November 1998, we acquired the U.S. rights to three other oral contraceptive products for $120 million in cash. We entered into a supply agreement allowing us to purchase these products in finished form from Searle for two years and in bulk form for an additional one-year period.

     1998 acquisition of The Rugby Group, Inc. -- In February 1998, the company acquired Rugby from Hoechst Marion Roussel, Inc. Rugby developed, manufactured, and marketed a wide array of off-patent pharmaceutical products. We accounted for this acquisition as a purchase and Rugby's results of operations are included in our consolidated financial statements from the date of acquisition forward. In this acquisition, we recorded a charge of $13 million for acquired in-process research and development. See Note 2 to the consolidated financial statements for a further discussion of this charge. Watson acquired Rugby's abbreviated new drug applications, its sales and marketing operations for U.S. off-patent and over-the-counter pharmaceutical products, its product development group and its product development pipeline. The company paid approximately $67.5 million in cash at closing and agreed to a contingent payment, due in March 2000, based on future sales and operating results. The total contingent amount payable to Hoechst Marion Roussel is estimated to be $19.8 million. In the fourth quarter of 1999, when we achieved the agreed-upon sales and operating results, we recorded the contingent payment as an addition to the cost of the Rugby acquisition.

     1997 acquisition of product rights to Dilacor XR(R) -- In June 1997, the company acquired from Rhone-Poulenc Rorer, Inc. and its affiliates (collectively "RPR") the exclusive U.S. and certain worldwide marketing, sales and distribution rights to Dilacor XR(R) for $190 million in cash and future royalties. Dilacor XR(R) is indicated for the treatment of hypertension and chronic stable angina. Prior to this acquisition, the company had a royalty agreement with RPR for RPR's sales of Dilacor XR(R). In the year ended December 31, 1997, through the date of the acquisition, Watson earned royalties of $14.2 million under the terms of this royalty agreement.

     The company has agreements with RPR whereby RPR agreed to supply Watson with all of its requirements for Dilacor XR(R) and its generic equivalent through June 2000. However, RPR's designated contract manufacturer, Centeon LLC, ceased operations in August 1998 after an FDA inspection and has not manufactured any Dilacor XR(R) or its generic equivalent since that time. During 1999, we obtained intermittent releases of these products from the inventories that existed at the time of the production shutdown, and have recently received all remaining inventories from Centeon. These supply interruptions adversely impacted our 1999 sales of Dilacor XR(R) and its generic equivalent.

     Sales of these products, which aggregated approximately $50 million in 1999, will be nominal in 2000 until an alternate supply source is established. In March 2000, we entered into an agreement with another pharmaceutical manufacturer to secure an alternate supply source for Dilacor XR(R), under that manufacturer's ANDA approval. We expect to receive our first shipment of Dilacor XR(R) from our new supplier during the second quarter of 2000. Under the terms of the new supply agreement, Watson will pay a higher price for the Dilacor XR(R) product, and will therefore realize lower gross margins, than under the RPR agreement. Due to the pricing structure in the new agreement, it will not be commercially practicable to obtain generic diltiazen from our new supplier. Upon exhausting our nominal existing inventory, we do not anticipate any further sales of generic diltiazen.

     1997 acquisition of Royce Laboratories, Inc. -- In April 1997, the company acquired Royce by issuing approximately 5.2 million shares of its common stock having a market value of approximately $100 million at the date of acquisition. Royce developed and manufactured off-patent prescription drugs in solid dosage forms (tablets and capsules). We accounted for the acquisition as a pooling of interests and it qualified as a tax-free merger for federal income tax purposes.

     1997 acquisition of Oclassen Pharmaceuticals, Inc. -- In February 1997, we acquired Oclassen by issuing approximately 6.6 million shares of our common stock having a market value of approximately $135 million at the date of acquisition. The acquisition was accounted for as a pooling of interests and qualified as a tax-free merger for federal income tax purposes. Oclassen marketed dermatology products used to prevent and treat skin diseases.

                   SIGNIFICANT INVESTMENTS AND JOINT VENTURES

     Somerset joint venture -- The company owns 50% of the outstanding shares of Somerset Pharmaceuticals, Inc., which markets a single product, Eldepryl(R), used for the treatment of Parkinson's disease. Somerset continues to develop additional indications for selegiline (the active compound of Eldepryl(R)), using a transdermal delivery system. Watson recorded a loss of $2.9 million in 1999 and equity in earnings from this joint venture of $7.4 million in 1998 and $12.7 million in 1997. Somerset's 1999 loss was primarily due to increased competition in the market for Eldepryl(R) and additional research and development spending to develop alternative indications for Eldepryl(R). The company expects that Somerset will continue to experience losses in near-term future periods and that the loss recorded by the company will increase in 2000.

     Investment in Andrx -- In 1994 and through June 1999, we acquired common shares of Andrx Corporation (Nasdaq:ADRX), a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. Following the June 1999 exercise of a warrant to acquire 0.7 million Andrx shares, we owned approximately 6.1 million shares of Andrx common stock. In November 1999, Watson sold approximately 1.1 million Andrx shares for $54.6 million, and recorded a gain of $44.3 million. At December 31, 1999, the company owned approximately 5 million Andrx shares, or approximately 15.8% of the total Andrx shares outstanding. In 2000, through March 15, 2000, we sold an additional
2.1 million Andrx shares, reducing our ownership to 9.1% of the total Andrx shares outstanding. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for further discussion.)

                             QUARTERLY FLUCTUATIONS

     Our quarterly earnings have fluctuated in the past, and may continue to fluctuate. We believe such fluctuations are primarily due to new product introductions and to a variety of additional factors including, but not limited to, the sales mix between branded and generic products, the purchasing practices of our customers, market acceptance of our products, the impact of competitive products and pricing and the timeliness with which regulatory authorizations and product roll-out may be achieved. Other factors include the timing of research and development projects, developments, both positive and adverse in our relations with regulators, principally the FDA, the results of operations reported for our joint venture interests, including Somerset, gains on security sales and charges for merger and related expenses.

                       CONSOLIDATED STATEMENTS OF INCOME

     The following table presents the company's consolidated statements of income, which have been restated to reflect the acquisition of TheraTech, in thousands of dollars and as percentages of net revenues:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                                1999                1998                1997
                                          ----------------    ----------------    ----------------
                                             $         %         $         %         $         %
                                          --------   -----    --------   -----    --------   -----
Net revenues............................  $689,232   100.0%   $596,193   100.0%   $362,221   100.0%
Cost of sales...........................   230,633    33.5     210,405    35.3     131,037    36.2
                                          --------   -----    --------   -----    --------   -----
     Gross profit.......................   458,599    66.5     385,788    64.7     231,184    63.8
                                          --------   -----    --------   -----    --------   -----
Royalty income..........................        --      --          --      --      14,249     3.9
                                          --------   -----    --------   -----    --------   -----
Operating expenses:
  Research and development..............    49,270     7.1      50,706     8.5      35,007     9.7
  Selling, general and administrative...   121,444    17.6     109,347    18.3      60,967    16.7
  Amortization..........................    29,986     4.4      22,469     3.8       7,213     2.0
  Merger and related expenses...........    20,467     3.0          --      --      14,718     4.1
  Charge for acquired in-process
     research and development...........        --      --      13,000     2.2          --      --
                                          --------   -----    --------   -----    --------   -----
          Total operating expenses......   221,167    32.1     195,522    32.8     117,905    32.5
                                          --------   -----    --------   -----    --------   -----
  Operating income......................   237,432    34.4     190,266    31.9     127,528    35.2
                                          --------   -----    --------   -----    --------   -----
Other income (expense):
  Equity in earnings (loss) of joint
     ventures...........................    (2,591)   (0.4)      6,788     1.1      10,694     3.0
  Gain on sales of Andrx securities.....    44,275     6.4          --      --          --      --
  Interest and other income.............     4,549     0.7       8,011     1.3      13,511     3.7
  Interest expense......................   (11,121)   (1.6)     (8,136)   (1.3)     (1,284)   (0.4)
                                          --------   -----    --------   -----    --------   -----
          Total other income, net.......    35,112     5.1       6,663     1.1      22,921     6.3
                                          --------   -----    --------   -----    --------   -----
  Income before income tax provision....   272,544    39.5     196,929    33.0     150,449    41.5
Provision for income taxes..............    93,663    13.5      78,247    13.1      54,799    15.1
                                          --------   -----    --------   -----    --------   -----
  Net income............................  $178,881    26.0%   $118,682    19.9%   $ 95,650    26.4%
                                          ========   =====    ========   =====    ========   =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

     Net revenues for the year ended December 31, 1999 were $689.2 million compared to $596.2 million for the year ended December 31, 1998, an increase of $93 million or 16%. This revenue growth was attributable to increased sales of branded products, primarily our core brand products and women's health products acquired in the fourth quarter of 1998. These sales increases were partially offset by lower sales of Dilacor XR(R) and its generic equivalent, diltiazem, due to continuing supply interruptions at Watson's third party supplier. We believe that sales of these products, which aggregated approximately $50 million in 1999, will be nominal in 2000 until an alternate supply source is established. In March 2000, we entered into an agreement with another pharmaceutical manufacturer to secure an alternate supply source for Dilacor XR(R). We expect to receive our first shipment of Dilacor XR(R) from our new supplier during the second quarter of 2000.

     Our overall sales of generic products were lower in 1999 compared to 1998. This was primarily the result of our phasing-out a number of Rugby products from the product line beginning in mid-1998, reduced sales of diltiazem as discussed previously, and increased price competition in 1999. In the full year of 1999, branded products accounted for approximately 53% of net product sales, compared to approximately 42% in 1998. Our gross profit margin on product sales increased to 65% in 1999 from 63% in 1998, largely due to the higher margins typically generated by branded products. In 2000, we expect the overall sales mix of branded and generic products to approximate the 1999 mix.

     Research and development expenses decreased to $49.3 million in 1999 from $50.7 million in 1998. This decrease was due to a combination of efficiencies realized upon consolidation of the Watson-Utah proprietary drug development program into the company-wide program during 1999, as well as timing differences among the various development projects between the two years.

     Selling, general and administrative expenses increased to $121.4 million in 1999 from $109.3 million in 1998. Selling and marketing expenses accounted for most of the increase, while general and administrative costs were essentially flat year over year. The company incurred higher personnel-related expenses in 1999 due to the expansion of its proprietary products sales force. During 1999, we added new sales force personnel in the women's health and general products sales groups. In addition, we increased promotional spending in support of the women's health products acquired in the fourth quarter of 1998.

     Amortization expense increased to $30 million in 1999 from $22.5 million in 1998 due primarily to our acquisition of certain women's health products in the fourth quarter of 1998 and the 1999 purchases of Androderm(R) and Alora(R) transdermal products.

     During the first quarters of 1999 and 1998, the company recorded non-recurring charges related to its acquisitions of TheraTech and Rugby, respectively. In the TheraTech acquisition, we recorded a special charge of $20.5 million for merger and related expenses. This charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the company. The $9.4 million of closure costs consisted of employee termination costs ($3.9 million), non-cash facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). As of December 31, 1999, we had paid all material merger-related costs and charged off all applicable assets. In the first quarter of 1998, we recorded a non-recurring charge of $13 million for in-process research and development costs associated with our acquisition of Rugby.

     In 1999, we incurred a net loss of $2.6 million from our joint ventures, primarily due to the pass-through of Somerset's 1999 loss. The equity in earnings from these joint ventures was $6.8 million in 1998. Somerset's 1999 loss resulted from increased competition in the market for Eldepryl(R) (Somerset's sole product) and increased research and development spending by Somerset to develop alternative indications for selegiline (the active compound of Eldepryl(R)). The company expects that Somerset will continue to experience losses in near-term future periods and that the loss recorded by the company will increase in 2000.

     In November 1999, we sold approximately 1.1 million common shares of our investment in Andrx. The company recognized a gain of $44.3 million from these sales. At December 31, 1999, we owned 5 million Andrx shares, which was approximately 15.8% of the total Andrx common shares outstanding at that date.

     Interest and other income decreased to $4.5 million in 1999 from $8 million in 1998 because cash, cash equivalents and marketable securities were higher in 1998 following our issuance of $150 million of senior unsecured notes in May 1998. Interest expense increased in 1999 as these senior notes were outstanding for the full year.

     The provision for income taxes of $93.7 million for 1999 reflects an overall tax rate of 34%, while the $78.2 million provision for 1998 reflects an overall rate of 40%. The lower effective tax rate in 1999 is primarily attributable to June 1999 changes in income tax regulations relating to the "separate return limitation year" ("SRLY") limitations on the use of acquired net operating loss carryforwards. Previously, we had maintained a valuation allowance against certain deferred tax assets related to acquired net operating loss carryforwards because of uncertainty as to their future realization under the SRLY limitations. With the June 1999 change in the SRLY rules, management determined that those carryforwards would be realized. Therefore, we have reversed the related valuation allowance and reduced our 1999 income tax provision by $9.8 million. Based on the tax year in which these carryforwards will be deductible, $4.1 million of that total was recorded as a one-time reduction in income tax expense during second quarter 1999, and the remaining $5.7 million was recognized through a reduction in the company's effective tax rate during the final three quarters of 1999. In addition, approximately $2.8 million of valuation allowance was released during 1999, when the company determined that the deferred tax assets to which it had related would be realized.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO 1997

     Net revenues for the year ended December 31, 1998 were $596.2 million compared to $362.2 million for the year ended December 31, 1997, an increase of $234 million or 65%. This sales increase was due primarily to increased sales of certain core off-patent and branded products and higher sales of off-patent products obtained through the Rugby acquisition. In addition, we experienced increased sales of branded products, primarily as a result of the Dilacor XR(R) acquisition in June 1997 and the purchase of Searle oral contraceptive products in October 1997. In 1998, branded products accounted for approximately 42% of net product sales, compared to approximately 45% in 1997. Our gross profit margin on product sales was unchanged at 63% in these two years.

     The company earned royalties of $14.2 million in 1997 from Rhone-Poulenc Rorer's sales of Dilacor XR(R). Subsequent to Watson's June 1997 purchase of the Dilacor XR(R) product rights, no further royalties were earned.

     Research and development expenses increased to $50.7 million in 1998 from $35 million in 1997. This increase was due primarily to the 1998 acquisition of Rugby's off-patent product development group and increased spending by Watson's and TheraTech's existing development groups.

     Selling, general and administrative expenses increased to $109.3 million in 1998 from $61 million in 1997. The increase consists of a $38.5 million increase in sales and marketing expenses and a $9.8 million increase in general and administrative costs. The increased sales and marketing expenses were primarily the result of increased sales force personnel costs, advertising and other promotional expenses incurred in support of the company's branded products. General and administrative costs increased during 1998 as a result of increased staffing in certain administrative areas to support the company's growth. As a percentage of net revenues, general and administrative costs decreased to 4.8% in 1998 from 5.2% in 1997.

     Amortization expense increased to $22.5 million in 1998 from $7.2 million in 1997 due to product right acquisitions (Dilacor XR(R) and Searle oral contraceptive products) and goodwill recorded in the Rugby acquisition.

     In connection with the acquisition of Rugby during the first quarter of 1998, the company recorded a special charge of $13 million for the write-off of in-process research and development associated with Rugby's wholly owned subsidiary, Chelsea Laboratories, Inc. Watson, in conjunction with an independent valuation firm, based this charge on an assessment of the value of purchased research and development at Rugby. This charge is discussed further in
Note 2 to the consolidated financial statements. No such charge was incurred in 1997.

     In 1997, the company recorded one-time charges aggregating $14.7 million for costs incurred in connection with the mergers of Royce and Oclassen. These costs included investment banking fees and other merger-related expenses.

     Equity in earnings from joint ventures decreased $3.9 million to $6.8 million in 1998 from $10.7 million in 1997, due primarily to lower earnings from Somerset. The decrease in Somerset earnings is due in part to increased competition with respect to Eldepryl(R) (Somerset's sole product) and increased research and development spending in support of various clinical trials.

     Investment and other income decreased to $8 million in 1998 from $13.5 million in 1997 due to lower average cash and marketable securities balances in 1998. The lower average cash and marketable securities balances in 1998 were due to the company's acquisition-related activities.

     Interest expense during 1998 increased to $8.1 million from $1.3 million in 1997 as a result of the company's $150 million senior debt issuance in May 1998. These notes have a stated annual interest rate of 7 1/8% and were sold at a discount to yield an effective annual interest rate of 7 1/4% to the company.

     The provision for income taxes increased to $78.2 million in 1998, compared to $54.8 million in 1997. The effective income tax rate was 40% and 36% for the years ended December 31, 1998 and 1997, respectively. The increase in the company's effective income tax rate was due primarily to the non-deductibility for income tax purposes of the $13 million in-process research and development charge incurred as a result of Watson's acquisition of Rugby.

LIQUIDITY AND CAPITAL RESOURCES

     The company's working capital increased to $305.5 million at December 31, 1999 from $219.8 million at December 31, 1998. This $85.7 million increase was primarily due to Watson's net income for the year ended December 31, 1999, the growth during 1999 in accounts receivable and inventory balances, primarily due to Year 2000 ("Y2K") issues as discussed below, and proceeds from the sale of approximately 1.1 million shares of Andrx. These working capital increases were partially offset by cash used for the acquisition of product rights during 1999, purchases of property and equipment and a scheduled first quarter 1999 payment related to the acquisition of Dilacor XR(R). Due to Y2K-related concerns on the part of both our customers and ourselves, we granted extended payment terms to certain customers during the second half of 1999 and also increased our own raw materials inventories. During 2000, we expect our accounts receivable and inventory balances to return to levels that are more consistent with historic trends.

     In 1999, we spent $105.8 million to acquire product rights to certain women's health products and to reacquire the product rights to the Androderm(R) and Alora(R) transdermal products. The company's 1999 investment in property and equipment amounted to $26.8 million and consisted primarily of additions to buildings and manufacturing equipment. We expect to spend approximately $50 million in property and equipment additions during 2000.

     In April 1998, the company filed a registration statement (also known as a shelf offering) with the Securities and Exchange Commission to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, through this shelf offering, we issued $150 million of 7 1/8% senior unsecured notes. These senior notes are due May 2008, with interest payable semi-annually in May and November. Subject to preparation of a current prospectus, the balance of this shelf offering remains available for issuance at the company's discretion. In addition, the company has a credit facility available through January 2001 that provides for unsecured borrowing commitments totaling $30 million. To date, we have made no borrowings under this facility.

     As discussed previously, in 1999 we sold approximately 1.1 million shares of Andrx common stock. In 2000, through March 15, 2000, we sold an additional
2.1 million Andrx shares at significant gains and received proceeds of approximately $180 million from these sales. We may sell additional shares in first quarter 2000 and beyond.

     The company's cash and marketable securities totaled approximately $116 million at December 31, 1999. We believe that our cash and marketable securities balance, plus cash flow from operations, will be sufficient to meet our normal operating requirements during the next twelve months.

     The company continues to review additional opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with its existing business. We could use cash and financing sources discussed in this MD&A, or financing sources that subsequently become available, to fund additional acquisitions or investments. If a material acquisition or investment is completed, the company's operating results and financial condition could change materially in future periods.

     We do not believe that inflation has had a significant impact on the company's revenues or operations.

YEAR 2000 COMPLIANCE PROGRAM

     The Y2K issue arises because some computer systems and programs may be unable to properly recognize and process dates beyond December 31, 1999 and may consequently fail or produce erroneous data. We instituted a multi-phase Y2K Compliance Program beginning in 1998 to minimize the possibility of serious Y2K disruptions. Since beginning the year 2000, we have not experienced any major disruptions to our business, nor are we aware of any significant Y2K-related disruptions experienced by our customers or suppliers. Although we do not anticipate any significant Y2K-related disruptions, either internally or from the activities of our suppliers or customers, we will continue to monitor our critical systems over the next several months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company's investment in Andrx comprised 5 million common shares, with a fair market value of $210.6 million at December 31, 1999. The Andrx common stock has exposure to price risk as this investment is a publicly traded equity security, the market price of which has been, and may continue to be, volatile. The following table sets forth the Andrx quarterly high and low share market price information, based on published financial sources, for 1999 and 1998 (adjusted for Andrx' June 1999 two-for-one stock split):

                                                      HIGH      LOW
                                                     ------    ------
1999, BY QUARTER
First..............................................  $46.25    $22.25
Second.............................................   78.00     30.82
Third..............................................   78.00     57.13
Fourth.............................................   58.00     38.50

1998, BY QUARTER
First..............................................  $19.13    $12.25
Second.............................................   21.32     14.07
Third..............................................   21.50     12.94
Fourth.............................................   24.94     12.32

     Substantially all of the company's cash, cash equivalents and marketable securities are at fixed interest rates and, as such, the fair value of these instruments is affected by changes in market interest rates. However, all of these investments mature within one year. As a result, the company believes that the market risk arising from its holding of these financial instruments is minimal. The company believes that the fair value of its fixed-rate long-term debt approximated its carrying value of approximately $150 million at December 31, 1999. While changes in market interest rates may affect the fair value of the company's long-term debt, management believes the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the company's financial condition, results of operations or cash flows will not be material. The company has no material foreign exchange or commodity price risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained in the financial statements set forth in Item 14(a) under the caption "Consolidated Financial Statements" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The information concerning directors of the company required under this
Item is incorporated herein by reference from the company's definitive proxy statement, filed pursuant to Regulation 14A, related to the Registrant's 2000 Annual Meeting of Stockholders to be held on May 9, 2000 (the "2000 Proxy Statement").

EXECUTIVE OFFICERS

     The information concerning executive officers of the company required under this Item is provided under Item 4A of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this Item is incorporated herein by reference from the company's 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated herein by reference from the company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item is incorporated herein by reference from the company's 2000 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)1. CONSOLIDATED FINANCIAL STATEMENTS

     The following are included herein under Item 8:

        Reports of Independent Accountants.
        Consolidated Balance Sheets as of December 31, 1999 and 1998. Consolidated Statements of Income for each of the three years in the period ended December 31, 1999.
        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999.
        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.
        Notes to Consolidated Financial Statements.

     (a)2. FINANCIAL STATEMENT SCHEDULES:

        None. All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (a)3. EXHIBITS

          EXHIBIT
          NUMBER                             DESCRIPTION
          -------                            -----------
             2.1     Agreement and Plan of Merger, among Watson Pharmaceuticals,
                     Inc. (the "Company"), TheraTech, Inc. and the Jazz Merger
                     Corp. dated as of October 23, 1998, is incorporated by
                     reference to Appendix A of the Proxy Statement/ Prospectus included in the Registration Statement on Form S-4 (Reg. No.
                     333-68007) dated November 25, 1998.
             3.1     Articles of Incorporation of the Company, and all amendments thereto, are incorporated by reference to Exhibit 3.1 to the
                     Company's June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to
                     the Company's June 30, 1996 Form 10-Q.
             3.2     The Company's By-laws, as amended as of December 11, 1998, are incorporated by reference to Exhibit 3.2 to the
                     Company's Registration Statement on Form S-8 (Reg. No.
                     333-70933), filed on January 19, 1999.
             4.1     Trust Indenture dated May 18, 1998 between the Company and
                     First Union National Bank, as Trustee for the issuance of
                     the Company's Senior Unsecured Notes, is incorporated by
                     reference to Exhibit 4.1 to the Company's Registration
                     Statement on Form S-3/A (Reg. No. 333-49079), filed on April
                     30, 1999.
             4.2     Credit Agreement dated February 3, 1999 between the Company and Mellon Bank N.A. is incorporated by reference to Exhibit
                     4.2 to the Company's 1998 Form 10-K. Amendment Number One to
                     Credit Agreement dated February 2, 2000 is filed herewith.
            10.1     Lease between Westgate Associates and the Company dated
                     October 1991, and addendums thereto, are incorporated by
                     reference to Exhibit 10.5 to the Company's Registration
                     Statement on Form S-1, Reg. No. 33-46229 ("33-46229").
            10.2     Industrial Real Estate Lease, with addendum, dated December
                     23, 1985, between His-Hsiung Hsu Hwa Chao (Chao Family)
                     Trust I and the Company, is incorporated by reference to
                     Exhibit 10.6 to 33-46229. Second Amendment thereto dated
                     August 8, 1995 is incorporated by reference to Exhibit 10.1 to the Company's September 30, 1995 Form 10-Q. Third
                     Amendment thereto dated August 31, 1998 is incorporated by reference to Exhibit 10.3 to the Company's 1998 Form 10-K.

          EXHIBIT
          NUMBER                             DESCRIPTION
          -------                            -----------
           *10.3     1991 Stock Option Plan of the Company, as revised, is
                     incorporated by reference to Exhibit 10.1 to the Company's
                     June 30, 1995 Form 10-Q. Plan amendments are incorporated by reference to Exhibit 10.6(a) to the Company's June 30, 1996
                     Form 10-Q and by reference to Exhibit 10.6(a) to the
                     Company's March 31, 1997 Form 10-Q.
           *10.4     1995 Non-Employee Directors' Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the
                     Company's June 30, 1995 Form 10-Q.
           *10.5     Form of Key Employee Agreement is incorporated by reference to Exhibit 10.26 to the Company's June 30, 1999 Form 10-Q.
                     The Company has entered into a Key Employee Agreement with each of its executive officers, who include Michael E.
                     Boxer, Allen Y. Chao, Ph.D., Charles Ebert, Robert C.
                     Funsten, David C. Hsia, Ph.D. and G. Frederick Wilkinson. A
                     copy of each of these individual's Key Employee Agreements will be provided to the Staff upon request.
           *10.6     Release, Exit and Consulting Agreement between Alec D. Keith and the Company, dated July 18, 1996, is incorporated by
                     reference to Exhibit 10.15 to the Company's September 30,
                     1996 Form 10-Q.
            10.7     Asset Purchase Agreement among the Company, G. D. Searle &
                     Co. and SCS Pharmaceuticals, dated September 30, 1997, is
                     incorporated by reference to Exhibit 10.1 to the Company's
                     Current Report on Form 8-K dated October 16, 1997.
            10.8     Supply Agreement between the Company and G. D. Searle & Co., dated October 16, 1997, is incorporated by reference to
                     Exhibit 10.2 to the Company's Current Report on Form 8-K
                     dated October 16, 1997.
            10.9     Stock Purchase Agreement among the Company, Hoechst Marion
                     Roussel, Inc. and Marisub, Inc. dated August 25, 1997, filed as Exhibit 10.27. Amendment dated November 26, 1997 is
                     incorporated by reference to Exhibit 10.27(a) to the
                     Company's 1997 Form 10-K. Second Amendment dated February
                     27, 1998, is incorporated by reference to Exhibit 10.27(b)
                     to the Company's 1997 Form 10-K.
            10.10    Supply and License Agreement by and between Hoechst Marion
                     Roussel, Inc. and The Rugby Group, Inc. dated February 27,
                     1998, is incorporated by reference to Exhibit 10.28 to the
                     Company's 1997 Form 10-K.
            10.11    Contract Manufacturing Agreement by and between Hoechst
                     Marion Roussel, Inc. and The Rugby Group, Inc., dated
                     February 27, 1998, is incorporated by reference to Exhibit
                     10.29 to the Company's 1997 Form 10-K.
            10.12    Supply Agreement by and between the Company and G. D. Searle
                     & Co. dated November 18, 1998 is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K
                     dated November 18, 1998.
            10.13    License Agreement between the Company and Rorer
                     Pharmaceutical Products, Inc., dated June 30, 1997, is
                     incorporated by reference to Exhibit 10.1 to the Company's
                     Current Report 8-K dated June 30, 1997.

          EXHIBIT
          NUMBER                             DESCRIPTION
          -------                            -----------
            21.1     Subsidiaries of the Company
            23.1     Consent of PricewaterhouseCoopers LLP.
            23.2     Consent of Ernst & Young LLP.
            23.3     Consent of Deloitte & Touche LLP.
            27.1     Financial Data Schedule (EDGAR version only).

---------------
* Compensation Plan or Agreement

     (b) REPORTS ON FORM 8-K:

     No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WATSON PHARMACEUTICALS, INC.
                                          (Registrant)

                                          By:       /s/ ALLEN Y. CHAO
                                            ------------------------------------
                                                    Allen Y. Chao, Ph.D.
                                             Chairman, Chief Executive Officer
                                                        and President
                                               (Principal Executive Officer)

                                          By:     /s/ MICHAEL E. BOXER
                                            ------------------------------------
                                                      Michael E. Boxer
                                              Senior Vice President and Chief
                                                      Financial Officer
                                               (Principal Financial Officer)

                                          By:       /s/ R. CHATO ABAD
                                            ------------------------------------
                                                       R. Chato Abad
                                                 Vice President -- Finance
                                               (Principal Accounting Officer)
Date: March 30, 2000

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                   /s/ ALLEN Y. CHAO                        Chairman, Chief Executive    March 30, 2000
--------------------------------------------------------      Officer and President
                  Allen Y. Chao, Ph.D.

                 /s/ MICHAEL J. FEDIDA                              Director             March 30, 2000
--------------------------------------------------------
                   Michael J. Fedida

                 /s/ MICHEL J. FELDMAN                              Director             March 30, 2000
--------------------------------------------------------
                   Michel J. Feldman

                  /s/ ALBERT F. HUMMEL                              Director             March 30, 2000
--------------------------------------------------------
                    Albert F. Hummel

                   /s/ ALEC D. KEITH                                Director             March 30, 2000
--------------------------------------------------------
                  Alec D. Keith, Ph.D.

                  /s/ RONALD R. TAYLOR                              Director             March 30, 2000
--------------------------------------------------------
                    Ronald R. Taylor

                  /s/ ANDREW L. TURNER                              Director             March 30, 2000
--------------------------------------------------------
                    Andrew L. Turner

                   /s/ FRED G. WEISS                                Director             March 30, 2000
--------------------------------------------------------
                     Fred G. Weiss

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Reports of Independent Accountants..........................   F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   F-5
Consolidated Statements of Income for each of the three
  years in the period ended December 31, 1999...............   F-6
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1999.....   F-7
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999...............   F-8
Notes to Consolidated Financial Statements..................   F-9

     All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Watson Pharmaceuticals, Inc.

     In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of TheraTech, Inc. (TheraTech), a wholly owned subsidiary, which statements reflect total assets of $57,690,000 at December 31, 1998, and total net revenues of $40,045,000 and $38,206,000 for the years ended December 31, 1998 and 1997, respectively. In addition, we did not audit the financial statements of Somerset Pharmaceuticals, Inc. (Somerset), an entity which is 50% owned by the Company, as of December 31, 1997 and for the year ended December 31, 1997. The Company's investment in Somerset aggregated $27,643,000 at December 31, 1997, and its equity in the earnings of Somerset totaled $12,672,000 for the year ended December 31, 1997. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for TheraTech and Somerset, is based solely on the reports of each of the respective other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the respective reports of other auditors provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
February 4, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Stockholder
TheraTech, Inc.

     We have audited the consolidated balance sheet of TheraTech, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997 (not presented separately herein). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheraTech, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Salt Lake City, Utah
February 5, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Somerset Pharmaceuticals, Inc.:

     We have audited the consolidated balance sheet of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 4, 1998

                          WATSON PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................   $  102,057      $   59,663
  Marketable securities.....................................       13,865          32,903
  Accounts receivable, net of allowances for doubtful
     accounts of $3,375 and $4,150..........................      180,860          91,329
  Inventories...............................................      108,532          81,907
  Prepaid expenses and other current assets.................        9,582          27,358
  Deferred tax assets.......................................       19,815          29,634
                                                               ----------      ----------
          Total current assets..............................      434,711         322,794
Property and equipment, net.................................      138,848         125,918
Investments and other assets................................      291,448         201,080
Product rights and other intangibles, net...................      573,743         481,551
                                                               ----------      ----------
                                                               $1,438,750      $1,131,343
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $   56,487      $   70,730
  Income taxes payable......................................       33,550              --
  Current portion of long-term debt.........................        1,691           1,843
  Current liability from acquisitions of products and
     businesses.............................................       37,458          30,380
                                                               ----------      ----------
          Total current liabilities.........................      129,186         102,953
Long-term debt..............................................      149,503         151,083
Long-term liability from acquisitions of products and
  businesses................................................       18,049          23,040
Deferred tax liabilities....................................       87,060          54,512
                                                               ----------      ----------
          Total liabilities.................................      383,798         331,588
                                                               ----------      ----------
Commitments and contingencies
Minority interest...........................................          400             400
                                                               ----------      ----------
Stockholders' equity:
  Preferred stock; no par value per share; 2,500,000 shares
     authorized; none outstanding...........................           --              --
  Common stock; $0.0033 per share par value; 500,000,000
     shares authorized; 96,133,200 and 95,312,200 shares
     issued.................................................          317             315
  Additional paid-in capital................................      397,705         368,777
  Retained earnings.........................................      549,000         370,119
  Accumulated other comprehensive income....................      107,530          60,144
                                                               ----------      ----------
          Total stockholders' equity........................    1,054,552         799,355
                                                               ----------      ----------
                                                               $1,438,750      $1,131,343
                                                               ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Net revenues...............................................  $689,232    $596,193    $362,221
Cost of sales..............................................   230,633     210,405     131,037
                                                             --------    --------    --------
     Gross profit..........................................   458,599     385,788     231,184
                                                             --------    --------    --------
Royalty income.............................................        --          --      14,249
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................    49,270      50,706      35,007
  Selling, general and administrative......................   121,444     109,347      60,967
  Amortization.............................................    29,986      22,469       7,213
  Merger and related expenses..............................    20,467          --      14,718
  Charge for acquired in-process research and
     development...........................................        --      13,000          --
                                                             --------    --------    --------
          Total operating expenses.........................   221,167     195,522     117,905
                                                             --------    --------    --------
Operating income...........................................   237,432     190,266     127,528
                                                             --------    --------    --------
Other income (expense):
  Equity in earnings (loss) of joint ventures..............    (2,591)      6,788      10,694
  Gain on sales of Andrx securities........................    44,275          --          --
  Interest and other income................................     4,549       8,011      13,511
  Interest expense.........................................   (11,121)     (8,136)     (1,284)
                                                             --------    --------    --------
          Total other income, net..........................    35,112       6,663      22,921
                                                             --------    --------    --------
Income before income tax provision.........................   272,544     196,929     150,449
Provision for income taxes.................................    93,663      78,247      54,799
                                                             --------    --------    --------
Net income.................................................  $178,881    $118,682    $ 95,650
                                                             ========    ========    ========
Basic earnings per share...................................  $   1.87    $   1.25    $   1.03
                                                             ========    ========    ========
Diluted earnings per share.................................  $   1.83    $   1.22    $   1.01
                                                             ========    ========    ========
Weighted average shares outstanding, no dilution...........    95,760      94,745      92,525
                                                             ========    ========    ========
Weighted average shares outstanding, diluted basis.........    97,780      97,425      95,115
                                                             ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1999         1998        1997
                                                            ----------    --------    --------
Common stock -- shares outstanding:
  Beginning balance.......................................      95,312      93,479      90,909
  Exercise of options and warrants........................         821       1,833       2,570
                                                            ----------    --------    --------
  Ending balance..........................................      96,133      95,312      93,479
                                                            ==========    ========    ========
Common stock -- amount:
  Beginning balance.......................................  $      315    $    308    $    300
  Exercise of options and warrants........................           2           7           8
                                                            ----------    --------    --------
  Ending balance..........................................         317         315         308
                                                            ----------    --------    --------
Additional paid-in capital:
  Beginning balance.......................................     368,777     327,432     300,576
  Exercise of options and warrants........................      16,933      27,593      16,018
  Tax benefits related to exercise of stock options.......      12,125      13,593      10,882
  Other...................................................        (130)        159         (44)
                                                            ----------    --------    --------
  Ending balance..........................................     397,705     368,777     327,432
                                                            ----------    --------    --------
Retained earnings:
  Beginning balance.......................................     370,119     251,437     155,787
  Net income..............................................     178,881     118,682      95,650
                                                            ----------    --------    --------
  Ending balance..........................................     549,000     370,119     251,437
                                                            ----------    --------    --------
Accumulated other comprehensive income:
  Beginning balance.......................................      60,144      33,025       7,189
  Other comprehensive income..............................      47,386      27,119      25,836
                                                            ----------    --------    --------
  Ending balance..........................................     107,530      60,144      33,025
                                                            ----------    --------    --------
          Total stockholders' equity......................  $1,054,552    $799,355    $612,202
                                                            ==========    ========    ========
Comprehensive income:
  Net income..............................................  $  178,881    $118,682    $ 95,650
                                                            ----------    --------    --------
  Other comprehensive income, net of tax:
     Unrealized holding gains on securities...............      75,412      27,119      25,836
     Reclassification for gains included in net income....     (28,026)         --          --
                                                            ----------    --------    --------
  Other comprehensive income..............................      47,386      27,119      25,836
                                                            ----------    --------    --------
  Comprehensive income....................................  $  226,267    $145,801    $121,486
                                                            ==========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999        1998         1997
                                                              --------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $178,881    $ 118,682    $  95,650
                                                              --------    ---------    ---------
Reconciliation to net cash provided by operating activities:
  Depreciation..............................................    14,022       12,708       10,438
  Amortization..............................................    29,986       22,469        7,213
  Charge for acquired in-process research and development...        --       13,000           --
  Deferred income tax (benefit) provision...................    (3,026)       1,593       (1,563)
  Dividends received from Somerset..........................        --           --        8,000
  Equity in loss (earnings) of joint ventures...............     3,051       (5,706)      (9,012)
  Provision for (recovery of) doubtful accounts and
    allowances..............................................     1,029          762          (66)
  Tax benefits related to exercise of options...............    12,125       13,593       10,882
  Gain on sales of Andrx securities.........................   (44,275)          --           --
  Other.....................................................       812          667          333
  Changes in assets and liabilities, net of acquisitions:
    Accounts receivable.....................................   (90,428)     (17,061)     (32,254)
    Royalty receivable......................................        --           --        5,554
    Inventories.............................................   (26,625)     (18,607)     (15,091)
    Prepaid expenses and other current assets...............    27,463      (12,327)       6,249
    Accounts payable and accrued expenses...................   (14,243)         412       10,955
    Income taxes payable....................................    33,550       (9,553)       9,081
    Other...................................................       915      _(1,981)    __(2,155)
                                                              --------    ---------    ---------
      Total adjustments.....................................   (55,644)         (31)       8,564
                                                              --------    ---------    ---------
      Net cash provided by operating activities.............   123,237      118,651      104,214
                                                              --------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.......................   (26,771)     (27,219)     (16,318)
  Purchases of marketable securities........................   (55,061)     (77,880)    (142,776)
  Proceeds from maturities of marketable securities.........    74,711       84,262      185,227
  Acquisitions of product rights............................  (105,825)    (177,322)    (146,587)
  Acquisition of business...................................        --      (71,559)          --
  Proceeds from sales of Andrx securities...................    54,580           --           --
  Investment in Andrx.......................................    (3,000)          --      (15,307)
  Additions to investment in joint ventures.................    (4,173)     (10,207)      (5,804)
                                                              --------    ---------    ---------
        Net cash used in investing activities...............  $(65,539)   $(279,925)   $(141,565)
                                                              --------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................  $     --    $ 148,418    $      --
  Principal payments on long-term debt......................    (1,732)      (7,231)      (3,566)
  Payments on liability for acquisition of product rights...   (30,380)     (45,000)     (55,000)
  Proceeds from issuance of common stock....................        --           --        1,396
  Proceeds from exercises of stock options and warrants.....    16,808       26,933       15,000
                                                              --------    ---------    ---------
    Net cash (used in) provided by financing activities.....   (15,304)     123,120      (42,170)
                                                              --------    ---------    ---------
    Net increase (decrease) in cash and cash equivalents....    42,394      (38,154)     (79,521)
Cash and cash equivalents at beginning of year..............    59,663       97,817      177,338
                                                              --------    ---------    ---------
Cash and cash equivalents at end of year....................  $102,057    $  59,663    $  97,817
                                                              ========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
  Interest..................................................  $ 11,010    $   5,895    $     335
  Income taxes..............................................  $ 42,875    $  82,915    $  36,735
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Acquisitions of product rights:
    Fair value of assets acquired...........................  $     --    $      --    $(296,587)
    Fair value of liabilities assumed.......................        --           --      150,000
                                                              --------    ---------    ---------
    Net cash paid...........................................  $     --    $      --    $(146,587)
                                                              ========    =========    =========
  Acquisition of business:
    Fair value of assets acquired...........................  $ 31,465    $ (97,323)   $      --
    Fair value of liabilities assumed.......................   (31,465)      25,764           --
                                                              --------    ---------    ---------
    Net cash paid...........................................  $     --    $ (71,559)   $      --
                                                              ========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  Description of business and principles of consolidation

     Watson Pharmaceuticals, Inc. ("Watson" or the "company") is engaged in the development, production, marketing and distribution of branded and off-patent pharmaceutical products. The consolidated financial statements include the accounts of wholly owned and majority-owned subsidiaries after elimination of intercompany accounts and transactions. Watson operates in a single reportable business segment, pharmaceutical products.

     Investments are accounted for under the equity method when the company can exert significant influence and ownership does not exceed 50% (primarily Somerset Pharmaceuticals, Inc. and ANCIRC). Investments in which the company owns less than a 20% interest and does not exert significant influence are generally accounted for at fair value as available-for-sale securities (primarily Andrx Corporation).

     The company completed its acquisition of TheraTech, Inc., now known as Watson Laboratories, Inc. -- Utah ("TheraTech" or "Watson -- Utah") in January 1999, as further discussed in Note 2. This acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to reflect the operations of TheraTech for all periods presented.

  Use of estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash equivalents and marketable securities

     Cash equivalents are highly liquid investments with original maturities of three months or less at the date of acquisition. Marketable securities consist primarily of time deposits, commercial paper, U.S. and state and local government obligations with original maturities between three and twelve months.

     Debt securities in which the company has the ability and intent to hold the security until maturity are classified as held-to-maturity securities. All other securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value based on quoted market prices. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income, net of applicable income taxes, until realized. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums or discounts. Realized gains and losses are determined on the specific identification method and are reported in interest and other income. Realized gains and losses on cash equivalents and marketable securities were not material for the three years in the period ended December 31, 1999.

                          WATSON PHARMACEUTICALS, INC.

     The fair value of cash, cash equivalents and marketable securities is summarized as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
                                                            (IN THOUSANDS)
Available-for-sale:
  U.S. government obligations...........................  $  4,950    $14,824
  State and local government obligations................        --     23,143
  Corporate and non-government obligations..............    14,908      7,317
  Equity securities.....................................        --      1,500
  Money market funds and cash...........................    96,064     37,421
                                                          --------    -------
                                                          $115,922    $84,205
                                                          ========    =======
Held-to-maturity:
  U.S. government obligations...........................  $     --    $ 1,503
  Corporate obligations.................................        --      6,858
                                                          --------    -------
                                                          $     --    $ 8,361
                                                          ========    =======

  Fair value of other financial instruments

     The fair values of the company's accounts receivable, accounts payable, accrued expenses and long-term debt approximate their carrying values at December 31, 1999. The fair value of the company's investment in Andrx is based on quoted market prices at December 31, 1999 and 1998.

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

     Depreciation expense is computed principally on the straight-line basis, over estimated useful lives of two to ten years for furniture, fixtures and equipment and twenty to thirty years for buildings and building improvements. Leasehold improvements are amortized on the straight-line basis over the shorter of the respective lease terms or the estimated useful life of the assets, and generally range from five to thirty years.

  Product rights and other intangible assets

     Product rights are stated at cost, less accumulated amortization, and are amortized on the straight-line basis over their estimated useful lives ranging from seventeen to twenty years. Goodwill is amortized on the straight-line basis over twenty years or less and is primarily related to the company's acquisition of The Rugby Group, Inc. (Note 2). Other intangible assets are amortized over their estimated useful lives, using the straight-line method. Total accumulated amortization related to product rights and other intangible assets was $63.3 million and $39.7 million at December 31, 1999 and 1998, respectively.

                          WATSON PHARMACEUTICALS, INC.

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

     The company has entered into various collaborative research and development, product licensing and marketing agreements with certain pharmaceutical and other companies. Research, development and licensing revenues are recognized as earned based on terms in the specific contracts. Milestone payments are included in revenues during the period in which the applicable milestone is achieved.

  Sales to major customers

     McKesson HBOC, Inc. accounted for 20%, 16% and 11% of the company's net revenues in 1999, 1998 and 1997, respectively. Bergen Brunswig Corporation accounted for 12%, 11% and 10% of the company's net revenues in 1999, 1998 and 1997, respectively. Cardinal Health, Inc. accounted for 12% of the company's net revenues in 1999.

  Research and development activities

     Research and development activities are expensed as incurred and consist of self-funded research and development costs and the costs associated with work performed under collaborative research and development agreements. Research and development expenses include direct and allocated expenses and exclude reimbursable general and administrative costs. Research and development expenses incurred under collaborative agreements were approximately $6.8 million, $11.9 million and $12.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

  Earnings per share ("EPS")

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding in each year. Diluted EPS is computed by dividing net income by the weighted average number of common shares outstanding plus any potential dilution that could occur if options and warrants were converted

                          WATSON PHARMACEUTICALS, INC.

into common stock in each year. A reconciliation of the numerators and the denominators of basic and diluted EPS for the years ended December 31, 1999, 1998, and 1997 is as follows (in thousands, except for EPS):

                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                1999        1998       1997
                                              --------    --------    -------
Numerator:
  Net income................................  $178,881    $118,682    $95,650
                                              ========    ========    =======
Denominators:
  Denominator for basic EPS, weighted
     average shares outstanding.............    95,760      94,745     92,525
  Assumed exercise of dilutive stock options
     and warrants...........................     2,020       2,680      2,590
                                              --------    --------    -------
  Denominator for diluted EPS...............    97,780      97,425     95,115
                                              ========    ========    =======
Basic EPS...................................  $   1.87    $   1.25    $  1.03
                                              ========    ========    =======
Diluted EPS.................................  $   1.83    $   1.22    $  1.01
                                              ========    ========    =======

  Concentration of credit risk

     The company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the United States. At December 31, 1999 and 1998, approximately 54% and 57%, respectively, of the trade receivable balances represented amounts due from three customers in 1999 and four customers in 1998. The company performs ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

  Reclassifications

     Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net income or retained earnings.

NOTE 2 -- ACQUISITIONS OF PRODUCTS AND BUSINESSES

  1999 acquisition of TheraTech

     In January 1999, Watson's acquisition of TheraTech was completed. TheraTech is a drug-delivery company that develops, manufactures and markets innovative products based on its patented and proprietary technologies and systems. Under the terms of the merger agreement, each share of TheraTech common stock was converted into the right to receive 0.2663 of a share of the company's common stock. Accordingly, the company issued approximately 5.8 million common shares having a market value of approximately $330 million on the date of acquisition in exchange for all the outstanding common shares of TheraTech. The acquisition qualified as a tax-free merger for federal income tax purposes and was accounted for as a pooling of interests.

     In connection with this acquisition, during the first quarter of 1999, the company recorded a special charge of $20.5 million for certain merger and related expenses. The charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the company. The $9.4 million of closure costs consisted of employee termination costs ($3.9 million), non-cash facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). As of December 31, 1999, the company had paid all material merger-related costs and charged-off the impaired assets and shutdown facilities.

                          WATSON PHARMACEUTICALS, INC.

     Combined and separate selected financial data of Watson and TheraTech for the two years in the period ended December 31, 1998 are summarized as follows (in thousands):

                                  WATSON     THERATECH    ADJUSTMENTS    COMBINED
                                 --------    ---------    -----------    --------
1998
  Net revenues.................  $556,148     $40,045        $  --       $596,193
                                 ========     =======        =====       ========
  Net income (loss)............  $120,829     $(2,147)       $  --       $118,682
                                 ========     =======        =====       ========
1997
  Net revenues.................  $324,015     $38,206        $  --       $362,221
                                 ========     =======        =====       ========
  Net income...................  $ 90,184     $ 5,851        $(385)      $ 95,650
                                 ========     =======        =====       ========

     The separate 1999 operating results of TheraTech, for the period prior to its acquisition in January 1999, were not material. The combined financial results of the company and TheraTech include certain reclassifications to conform the financial statement presentations of the companies.

  1999 acquisitions of transdermal systems product rights

     In May 1999, Watson reacquired the U.S. and Canadian rights to the Androderm(R) testosterone transdermal system from SmithKline Beecham for $24.5 million in cash and, in October 1999, reacquired the marketing and distribution rights for the Alora(R) estradiol transdermal system from Procter & Gamble for approximately $37.5 million in cash. In connection with the Alora(R) acquisition, Watson also reacquired rights to an estradiol and progestin combination patch product for certain contingent payments aggregating $37.5 million payable upon FDA approval of a pending new drug application.

  Acquisitions of oral contraceptive products from G. D. Searle & Co.

     In October 1997, Watson acquired the U.S. rights to certain existing and future Searle branded off-patent oral contraceptive products. For the existing products acquired in 1997, the company made cash payments of $85 million and $51.5 million to Searle in 1997 and 1998, respectively. Under the terms of this agreement, Watson exercised its right to acquire two additional oral contraceptives, Ogestrel(R) and Low-Ogestrel(R), during 1999. For the 1999 product acquisitions, the company made cash payments aggregating $33.8 million to Searle and agreed to certain contingent payments based on the technology transfer and net aggregate annual sales of certain of the acquired products. Watson entered into supply agreements with Searle whereby the company has the right to purchase these products from Searle through October 2001 and, for some products, beyond.

     Under a separate agreement with Searle, in November 1998, Watson acquired the U.S. rights to three other oral contraceptive products for $120 million in cash. The company entered into a supply agreement allowing it to purchase these products in finished form from Searle for two years and in bulk form for an additional one-year period.

  1998 acquisition of The Rugby Group, Inc.

     In February 1998, Watson completed its acquisition of Rugby from Hoechst Marion Roussel, Inc. Rugby developed, manufactured and marketed a wide array of off-patent pharmaceutical products. Under the terms of the agreement, the company acquired Rugby and its abbreviated new drug applications, which included several licensed products, plus Rugby's sales and marketing operations for U.S. off-patent and over-the-counter pharmaceutical products. The transaction also included Rugby's product development group and product development pipeline. Under the terms of the acquisition agreement, the company paid approximately $67.5 million in cash at closing and agreed to a contingent payment, due in March 2000, based on future sales and operating results. The total contingent amount payable is estimated to be $19.8 million and has been

                          WATSON PHARMACEUTICALS, INC.

recorded as an addition to the cost of the Rugby acquisition in the consolidated balance sheets at December 31, 1999. The excess of the aggregate purchase price over the fair value of the assets acquired was $45.6 million at December 31, 1999, and is being amortized over 20 years.

     The acquisition was accounted for as a purchase and Rugby's results of operations have been recorded in the company's consolidated financial statements since the date of acquisition. Under the purchase method of accounting, the purchase price is generally allocated to the acquired assets and liabilities based on their estimated fair values at the date of acquisition. However, the portion of the purchase price allocated to in-process research and development ("IPR&D") is not an asset, but instead, represents the valuation of acquired, to-be-completed research projects and is charged to expense. The company charged $13 million of the Rugby purchase price to IPR&D expense in the first quarter of 1998.

  1997 acquisition of product rights to Dilacor XR(R)

     In June 1997, the company acquired the exclusive U.S. and certain worldwide marketing, sales, and distribution rights to Dilacor XR(R) from Rhone-Poulenc Rorer, Inc. and its affiliates (collectively "RPR") for $190 million in cash and future royalties. Dilacor XR(R) has been available in the U.S. for the treatment of hypertension since June 1992 and was approved for the treatment of chronic stable angina in March 1995.

     Watson and RPR entered into a supply agreement whereby RPR agreed to supply Watson with all of its requirements for Dilacor XR(R) and its generic equivalent through June 2000. However, RPR's designated contract manufacturer ceased operations in August 1998 after an FDA inspection and has not manufactured any Dilacor XR(R) or its generic equivalent since that time. During 1999, the company obtained intermittent releases of these products from the inventories that existed at the time of the production shutdown and, in late 1999, received all remaining inventories from RPR's contract manufacturer. Watson is exploring alternate supply sources for Dilacor XR(R).

  1997 acquisition of Royce Laboratories, Inc.

     In April 1997, the company acquired Royce by issuing approximately 5.2 million shares of its common stock having a market value of approximately $100 million at the date of acquisition. Royce developed and manufactured off-patent prescription drugs in solid dosage forms (tablets and capsules). The acquisition was accounted for as a pooling of interests and the transaction qualified as a tax-free merger.

  1997 acquisition of Oclassen Pharmaceuticals, Inc.

     In February 1997, the company acquired Oclassen by issuing approximately
6.6 million shares of its common stock having a market value of approximately $135 million at the date of acquisition. The acquisition was accounted for as a pooling of interests for accounting purposes and qualified as a tax-free merger for federal income tax purposes. Oclassen marketed dermatology products used to prevent and treat skin diseases.

                          WATSON PHARMACEUTICALS, INC.

NOTE 3 -- BALANCE SHEET COMPONENTS

     Selected balance sheet components consisted of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Inventories:
  Raw materials......................................    $ 48,832    $ 25,961
  Work-in-progress...................................      13,472      12,728
  Finished goods.....................................      46,228      43,218
                                                         --------    --------
                                                         $108,532    $ 81,907
                                                         ========    ========
Property and equipment:
  Buildings and improvements.........................    $ 64,114    $ 58,682
  Leasehold improvements.............................      14,596      14,432
  Land and land improvements.........................      10,633       9,674
  Machinery and equipment............................      90,065      72,031
  Research and laboratory equipment..................      24,571      20,778
  Furniture and fixtures.............................       6,658       4,607
                                                         --------    --------
                                                          210,637     180,204
     Less accumulated depreciation and
       amortization..................................     (83,360)    (66,926)
                                                         --------    --------
                                                          127,277     113,278
  Construction in progress...........................      11,571      12,640
                                                         --------    --------
                                                         $138,848    $125,918
                                                         ========    ========
Accounts payable and accrued expenses:
  Trade accounts payable.............................    $ 34,464    $ 35,382
  Royalties payable..................................       8,061       8,227
  Accrued payroll and benefits.......................       6,827       8,170
  Other accrued liabilities..........................       7,135      18,951
                                                         --------    --------
                                                         $ 56,487    $ 70,730
                                                         ========    ========

NOTE 4 -- INVESTMENTS AND OTHER ASSETS

     Investments and other assets consisted of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Long-term investments..................................  $211,895    $138,514
Investments in joint ventures..........................    40,639      46,232
Long-term deferred tax assets..........................    25,838       3,610
Other assets...........................................    13,076      12,724
                                                         --------    --------
                                                         $291,448    $201,080
                                                         ========    ========

  Long-term investments

     Long-term investments consisted primarily of the company's investment in Andrx Corporation. Andrx is a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. Andrx' common stock trades on the Nasdaq Stock Market under the symbol ADRX. At December 31, 1998,

                          WATSON PHARMACEUTICALS, INC.

the company owned 5.4 million Andrx common shares (adjusted for a June 1999 two-for-one stock split). In June 1999, the company exercised a warrant to acquire an additional 0.7 million common shares for $3 million and, in November 1999, sold approximately 1.1 million Andrx shares on the open market for $54.6 million, recording a gain of $44.3 million. At December 31, 1999, the company owned approximately 5 million of Andrx' common shares, or 15.8% of the total shares outstanding. The company's unrealized gain on its Andrx investment was approximately $109 million and $61 million (net of income taxes of approximately $72 million and $40 million), at December 31, 1999 and 1998, respectively. The unrealized gain on Andrx is the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

  Investment in Somerset joint venture

     The company owns 50% of the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. The company recorded a loss from Somerset's operations of $2.9 million in 1999, and recorded earnings from Somerset of $7.4 million and $12.7 million in 1998 and 1997, respectively. The Somerset joint venture results reported by Watson consist of 50% of Somerset's earnings and management fees, offset by the amortization of goodwill. The net excess of the cost of this investment over the fair value of net assets acquired was $4.5 million and $5.4 million at December 31, 1999 and 1998, respectively. Such goodwill is amortized on the straight-line basis over 15 years.

     In connection with an examination of Somerset's federal income tax returns for the three years ended December 31, 1995, the Internal Revenue Service, in June 1997, issued to Somerset a report that contains proposed adjustments to Somerset's use of tax credits claimed under Internal Revenue Code Section 936. Under the proposed adjustments, Somerset could be subject to approximately $34 million of additional income taxes and interest charges that have not been accrued at December 31, 1999. This estimate reflects an approximately $20 million increase in potential income taxes over the prior year primarily due to losses incurred by Somerset in 1999 and the anticipation of losses in the near future which would not allow Somerset to utilize Puerto Rican tax credits. Of any income tax and interest expense amounts ultimately recorded by Somerset, 50% would be Watson's share.

     In September 1999, Somerset's case was transferred from the appellate level back to the agent level for further development of the facts. Management of Somerset believes that it has met all of the requirements to qualify for the tax credits available under Internal Revenue Code Section 936, and intends to continue to vigorously defend its position in this matter.

NOTE 5 -- LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Senior unsecured notes, 7.125%, face amount of $150 million, due 2008
  (effective rate of 7.25%).................................  $148,608    $148,489
Unsecured note, 8.1%, due August 2001.......................     1,383       2,174
Other notes payable.........................................     1,203       2,263
                                                              --------    --------
                                                               151,194     152,926
Less current portion........................................    (1,691)     (1,843)
                                                              --------    --------
                                                              $149,503    $151,083
                                                              ========    ========

                          WATSON PHARMACEUTICALS, INC.

     In May 1998, the company issued $150 million of 7.125% senior unsecured notes. These notes are due in May 2008, with interest-only payments due semi-annually in November and May. The company must maintain specified financial ratios and comply with certain restrictive covenants.

     Annual maturities of notes payable, other than the senior unsecured notes, are as follows: $1.7 million in 2000, $0.8 million in 2001 and $0.1 million thereafter.

NOTE 6 -- INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Current provision:
  Federal.............................................  $86,992    $67,352    $47,113
  State...............................................    9,697      9,340      9,372
                                                        -------    -------    -------
                                                         96,689     76,692     56,485
                                                        -------    -------    -------
Deferred provision (benefit):
  Federal.............................................   (2,869)       920     (1,966)
  State...............................................     (157)       635        280
                                                        -------    -------    -------
                                                         (3,026)     1,555     (1,686)
                                                        -------    -------    -------
Provision for income taxes............................  $93,663    $78,247    $54,799
                                                        =======    =======    =======

     The exercise of certain stock options results in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $12.1 million, $13.6 million and $10.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Income taxes of $1.9 million have been provided for the possible distribution of approximately $26 million of undistributed earnings related to the company's investments in joint ventures.

     Reconciliations between the statutory federal income tax rate and the company's effective income tax rate were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                               -------------------------
                                                               1999      1998      1997
                                                               -----     -----     -----
Federal income tax at statutory rates.......................    35%       35%       35%
State income taxes, net of federal benefit..................     2         3         4
Merger costs capitalized for tax purposes...................     1        --         2
Valuation allowance reduction for tax law change............    (4)       --        --
IPR&D costs capitalized for tax purposes....................    --         2        --
Dividends received deduction................................    --        --        (2)
Other.......................................................    --        --        (3)
                                                                --        --        --
                                                                34%       40%       36%
                                                                ==        ==        ==

                          WATSON PHARMACEUTICALS, INC.

     Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the company's net deferred tax assets and liabilities were:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Benefits from net operating loss carryforwards..............  $ 11,650    $ 18,574
Benefits from tax credit carryforwards......................     3,043       2,833
Differences in financial statement and tax accounting for:
  Inventory and receivables.................................    15,827      21,633
  Research and development..................................       805       1,732
  Property, equipment and intangible assets.................   (11,973)    (11,487)
  Investments in joint ventures.............................    (1,948)     (2,241)
  Non-compete agreement.....................................    10,209          --
Unrealized holding gains on securities......................   (72,515)    (40,605)
Valuation allowance.........................................        --     (20,145)
Other.......................................................     3,495       8,599
                                                              --------    --------
                                                              $(41,407)   $(21,107)
                                                              ========    ========

     The company had net operating loss ("NOL") carryforwards at December 31, 1999 of approximately $28 million, $25 million and $3 million for federal, Utah and Florida state income tax purposes, respectively. During 1999, the company utilized NOL carryforwards of approximately $23 million to offset federal taxable income. Due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of the NOL carryforward available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur. The company's NOL carryforwards will begin to expire at various dates beginning in year 2003, if not utilized.

     The company had maintained a valuation allowance against certain deferred tax assets related to acquired NOL carryforwards because of uncertainty as to their future realization under the Separate Return Limitation Year ("SRLY") rules. As a result of changes made to the SRLY rules in June 1999, management determined that the carryforwards would be realized and that the related valuation allowance should be reversed. The reversal of the valuation allowance resulted in a reduction in the company's 1999 income tax provision, and a corresponding increase in the company's deferred tax assets, aggregating $9.8 million. For tax purposes, $4.1 million of that total may not be utilized until future years, and was reflected as a one-time reduction in income tax expense during the second quarter 1999. The remaining $5.7 million was utilized for tax purposes during 1999 and was recognized through a reduction in the company's effective tax rate during the final three quarters of 1999.

     Approximately $7.5 million of the valuation allowance for deferred tax assets at December 31, 1998 related to benefits of stock option deductions that were recognized and credited to additional paid-in capital in 1999. In addition, approximately $2.8 million of valuation allowance was released during 1999, when the company determined that the deferred tax assets to which it had related would be realized.

NOTE 7 -- STOCKHOLDERS' EQUITY

  Preferred stock

     In 1992, the company authorized 2.5 million shares of no par preferred stock. The Board of Directors has the authority to fix the rights, preferences, privileges and restrictions, including dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. At December 31, 1999, no preferred stock had been issued.

                          WATSON PHARMACEUTICALS, INC.

  Stock option plans

     The company has adopted several stock option plans that authorize the granting of options to purchase the company's common stock subject to certain conditions. At December 31, 1999, the company had reserved 9.8 million shares of its common stock for issuance upon exercise of options granted or to be granted under these plans. The options are granted at the fair market value of the shares underlying the options at the date of the grant, generally become exercisable over a five-year period and expire in ten years. In conjunction with certain of the company's acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

     The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, which require compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of the grant. Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), permits companies to apply existing accounting rules under APB 25 and provide pro forma disclosures of net income and earnings per share as if the fair value method (as defined in FAS 123) had been applied. Had compensation cost been determined using the fair value method prescribed by FAS 123, the company's net income and earnings per share would have been as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net income................................   $161,475       $105,425       $86,775
                                                       ========       ========       =======
Pro forma basic EPS.................................   $   1.69       $   1.11       $  0.94
                                                       ========       ========       =======
Pro forma diluted EPS...............................   $   1.65       $   1.08       $  0.91
                                                       ========       ========       =======

     The weighted average fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: no dividend yield; expected volatility of 49%, 41% and 49%, risk-free interest rate of 5.59%, 5.14% and 6.15% per annum; and expected terms ranging from approximately seven to eight years. Weighted averages are used because of varying assumed exercise dates.

     A summary of the company's stock option plans as of December 31, 1999, 1998 and 1997, and for the years then ended is presented below (shares in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                                  1999                 1998                 1997
                                            -----------------   ------------------   ------------------
                                                     WEIGHTED             WEIGHTED             WEIGHTED
                                                     AVERAGE              AVERAGE              AVERAGE
                                                     EXERCISE             EXERCISE             EXERCISE
                                            SHARES    PRICE     SHARES     PRICE     SHARES     PRICE
                                            ------   --------   -------   --------   -------   --------
Outstanding -- beginning of year..........   6,784    $24.26      7,580    $19.09      8,138    $13.62
  Granted.................................   1,720     38.30      1,272     42.26      2,520     23.88
  Exercised...............................    (642)    15.99     (1,643)    14.49     (2,500)     6.14
  Cancelled...............................    (668)    31.58       (425)    20.63       (578)    19.00
                                            ------              -------              -------
Outstanding -- end of year................   7,194    $27.11      6,784    $24.26      7,580    $19.09
                                            ======              =======              =======
Weighted average fair value of
  options granted.........................  $23.46              $ 20.42              $ 12.31
                                            ======              =======              =======

                          WATSON PHARMACEUTICALS, INC.

     The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                                              OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                      -----------------------------------    -------------------
                                                  WEIGHTED       WEIGHTED               WEIGHTED
                                                   AVERAGE       AVERAGE                AVERAGE
              RANGE OF                            REMAINING      EXERCISE               EXERCISE
          EXERCISE PRICES             SHARES    LIFE IN YEARS     PRICE      SHARES      PRICE
          ---------------             ------    -------------    --------    -------    --------
$ 3.13 to $15.00....................  1,068          4.1          $ 8.92      1,018      $ 8.72
$15.01 to $20.00....................  1,954          6.2           17.86      1,243       18.00
$20.01 to $30.00....................    864          7.1           23.99        403       23.24
$30.01 to $40.00....................  1,940          8.5           34.64        428       34.36
$40.01 to $50.00....................  1,081          8.3           43.45        276       42.70
$50.01 to $58.21....................    287          8.9           54.75         26       53.10
                                      -----                                   -----
                                      7,194          7.1          $27.11      3,394      $20.18
                                      =====                                   =====

NOTE 8 -- RELATED PARTIES

     The company leases a portion of its facilities from a trust in which Watson's Chairman and Senior Vice President, Scientific Affairs, have beneficial interests. The aggregate rent expense paid to related parties in 1999, 1998 and 1997 was $360,000, $345,000 and $330,000, respectively, and was allocated to cost of sales, research and development and selling, general and administrative expenses.

     One of TheraTech's former directors is also a director of Palatin Technologies, Inc. During 1998, the company made a $2 million equity investment in Palatin, a publicly traded company. Also, in 1998, the company entered into a licensing and development agreement with Palatin to develop oral transmucosal delivery systems for peptide products. Under this agreement, in 1999 and 1998, the company earned research and development revenues of $250,000 and $860,000, respectively.

     The company had notes receivable due from executive officers aggregating $920,000 at December 31, 1998. The notes were repaid to the company in 1999.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

  Facility and equipment leases

     The company has entered into operating leases for certain facilities and equipment. The terms of the operating leases for the company's facilities require the company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 1999, 1998 and 1997, including rent paid to related parties, was $6.8 million, $6.6 million and $3.7 million, respectively.

     At December 31, 1999, future minimum lease payments under all non-cancelable operating leases consisted of $6.2 million in 2000, $5.2 million in 2001, $4.4 million in 2002, $0.9 million in 2003, $0.6 million in 2004, and $3.3 million thereafter.

  Employee retirement plans

     The company maintains 401(k) retirement plans covering substantially all employees. The company contributes to the plans based upon the employee contributions. Watson contributed $1.7 million, $1.3 million and $0.9 million to these retirement plans for the years ended December 31, 1999, 1998, and 1997, respectively.

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

NOTE 10 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited quarterly financial and market price information follows (in thousands, except per share data):

                                          FOURTH      THIRD       SECOND      FIRST
             1999                        QUARTER     QUARTER     QUARTER     QUARTER
             ----                        --------    --------    --------    --------
Net revenues...................          $188,529    $171,218    $170,242    $159,243
Cost of sales..................            64,481      60,728      55,427      49,997
                                         --------    --------    --------    --------
  Gross profit.................           124,048     110,490     114,815     109,246
                                         --------    --------    --------    --------
Operating expenses.............            54,770      52,164      49,462      64,771
Gain on sales of Andrx
  securities...................            44,275          --          --          --
Other expense, net.............            (2,933)     (2,886)     (1,516)     (1,828)
Provision for income taxes.....            37,578      18,738      17,671      19,676
                                         --------    --------    --------    --------
  Net income...................          $ 73,042    $ 36,702    $ 46,166    $ 22,971
                                         ========    ========    ========    ========
  Basic earnings per share.....          $   0.76    $   0.38    $   0.48    $   0.24
                                         ========    ========    ========    ========
  Diluted earnings per share...          $   0.75    $   0.38    $   0.47    $   0.23
                                         ========    ========    ========    ========
  Market price per share.......  High    $  43.31    $  40.31    $  47.50    $  62.94
                                 Low     $  26.50    $  28.00    $  30.50    $  37.06

                                          FOURTH      THIRD       SECOND      FIRST
             1998                        QUARTER     QUARTER     QUARTER     QUARTER
             ----                        --------    --------    --------    --------
Net revenues...................          $152,408    $158,765    $152,684    $132,336
Cost of sales..................            53,436      57,194      54,135      45,640
                                         --------    --------    --------    --------
  Gross profit.................            98,972     101,571      98,549      86,696
                                         --------    --------    --------    --------
Operating expenses.............            47,843      47,179      47,434      53,066
Other income (expense), net....              (538)      1,892       2,490       2,819
Provision for income taxes.....            21,053      20,037      19,407      17,750
                                         --------    --------    --------    --------
  Net income...................          $ 29,538    $ 36,247    $ 34,198    $ 18,699
                                         ========    ========    ========    ========
  Basic earnings per share.....          $   0.31    $   0.38    $   0.36    $   0.20
                                         ========    ========    ========    ========
  Diluted earnings per share...          $   0.30    $   0.37    $   0.35    $   0.19
                                         ========    ========    ========    ========
  Market price per share.......  High    $  63.00    $  52.88    $  49.50    $  42.94
                                 Low     $  42.00    $  40.25    $  36.25    $  30.50

     The quarterly data above were restated, as applicable, for the acquisition of TheraTech in January 1999, accounted for under the pooling of interests method as further discussed in Note 2.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   2.1     Agreement and Plan of Merger, among Watson Pharmaceuticals,
           Inc. (the "Company"), TheraTech, Inc. and the Jazz Merger
           Corp. dated as of October 23, 1998, is incorporated by
           reference to Appendix A of the Proxy Statement/Prospectus
           included in the Registration Statement on Form S-4 (Reg. No.
           333-68007) dated November 25, 1998.
   3.1     Articles of Incorporation of the Company, and all amendments thereto, are incorporated by reference to Exhibit 3.1 to the
           Company's June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to
           the Company's June 30, 1996 Form 10-Q.
   3.2     The Company's By-laws, as amended as of December 11, 1998, are incorporated by reference to Exhibit 3.2 to the
           Company's Registration Statement on Form S-8 (Reg. No.
           333-70933), filed on January 19, 1999.
   4.1     Trust Indenture dated May 18, 1998 between the Company and
           First Union National Bank, as Trustee for the issuance of
           the Company's Senior Unsecured Notes, is incorporated by
           reference to Exhibit 4.1 to the Company's Registration
           Statement on Form S-3/A (Reg. No. 333-49079), filed on April
           30, 1999.
   4.2     Credit Agreement dated February 3, 1999 between the Company and Mellon Bank N.A. is incorporated by reference to Exhibit
           4.2 to the Company's 1998 Form 10-K. Amendment Number One to
           Credit Agreement dated February 2, 2000 is filed herewith.
  10.1     Lease between Westgate Associates and the Company dated
           October 1991, and addendums thereto, are incorporated by
           reference to Exhibit 10.5 to the Company's Registration
           Statement on Form S-1, Reg. No. 33-46229 ("33-46229").
  10.2     Industrial Real Estate Lease, with addendum, dated December
           23, 1985, between His-Hsiung Hsu Hwa Chao (Chao Family)
           Trust I and the Company, is incorporated by reference to
           Exhibit 10.6 to 33-46229. Second Amendment thereto dated
           August 8, 1995 is incorporated by reference to Exhibit 10.1 to the Company's September 30, 1995 Form 10-Q. Third
           Amendment thereto dated August 31, 1998 is incorporated by reference to Exhibit 10.3 to the Company's 1998 Form 10-K.
 *10.3     1991 Stock Option Plan of the Company, as revised, is
           incorporated by reference to Exhibit 10.1 to the Company's
           June 30, 1995 Form 10-Q. Plan amendments are incorporated by reference to Exhibit 10.6(a) to the Company's June 30, 1996
           Form 10-Q and by reference to Exhibit 10.6(a) to the
           Company's March 31, 1997 Form 10-Q.
 *10.4     1995 Non-Employee Directors' Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the
           Company's June 30, 1995 Form 10-Q.
 *10.5     Form of Key Employee Agreement is incorporated by reference to Exhibit 10.26 to the Company's June 30, 1999 Form 10-Q.
           The Company has entered into a Key Employee Agreement with each of its executive officers, who include Michael E.
           Boxer, Allen Y. Chao, Ph.D., Charles Ebert, Robert C.
           Funsten, David C. Hsia, Ph.D. and G. Frederick Wilkinson. A
           copy of each of these individual's Key Employee Agreements will be provided to the Staff upon request.
 *10.6     Release, Exit and Consulting Agreement between Alec D. Keith and the Company, dated July 18, 1996, is incorporated by
           reference to Exhibit 10.15 to the Company's September 30,
           1996 Form 10-Q.
  10.7     Asset Purchase Agreement among the Company, G. D. Searle &
           Co. and SCS Pharmaceuticals, dated September 30, 1997, is
           incorporated by reference to Exhibit 10.1 to the Company's
           Current Report on Form 8-K dated October 16, 1997.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  10.8     Supply Agreement between the Company and G. D. Searle & Co., dated October 16, 1997, is incorporated by reference to
           Exhibit 10.2 to the Company's Current Report on Form 8-K
           dated October 16, 1997.
  10.9     Stock Purchase Agreement among the Company, Hoechst Marion
           Roussel, Inc. and Marisub, Inc. dated August 25, 1997, filed as Exhibit 10.27. Amendment dated November 26, 1997 is
           incorporated by reference to Exhibit 10.27(a) to the
           Company's 1997 Form 10-K. Second Amendment dated February
           27, 1998, is incorporated by reference to Exhibit 10.27(b)
           to the Company's 1997 Form 10-K.
  10.10    Supply and License Agreement by and between Hoechst Marion
           Roussel, Inc. and The Rugby Group, Inc. dated February 27,
           1998, is incorporated by reference to Exhibit 10.28 to the
           Company's 1997 Form 10-K.
  10.11    Contract Manufacturing Agreement by and between Hoechst
           Marion Roussel, Inc. and The Rugby Group, Inc., dated
           February 27, 1998, is incorporated by reference to Exhibit
           10.29 to the Company's 1997 Form 10-K.
  10.12    Supply Agreement by and between the Company and G. D. Searle
           & Co. dated November 18, 1998 is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K
           dated November 18, 1998.
  10.13    License Agreement between the Company and Rorer
           Pharmaceutical Products, Inc., dated June 30, 1997, is
           incorporated by reference to Exhibit 10.1 to the Company's
           Current Report 8-K dated June 30, 1997.
  21.1     Subsidiaries of the Company
  23.1     Consent of PricewaterhouseCoopers LLP.
  23.2     Consent of Ernst & Young LLP.
  23.3     Consent of Deloitte & Touche LLP.
  27.1     Financial Data Schedule (EDGAR version only).

---------------
* Compensation Plan or Agreement