Form 10-Q
period 2000-03-31
WATSON PHARMACEUTICALS INC
filed 2000-05-15
CIK 884629

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q
                               -------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _________

                         COMMISSION FILE NUMBER 0-20045
                              --------------------

                          WATSON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)
                              ---------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares of the Registrant's only class of common stock outstanding as of April 30, 2000 was approximately 96,554,200.

                          WATSON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2000


                                                                                                           PAGE
                        PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

     Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999......................            1

     Consolidated Statements of Income for the
           three months ended March 31, 2000 and 1999............................................            2

     Consolidated Statements of Cash Flows for the
           three months ended March 31, 2000 and 1999............................................            3

     Notes to Consolidated Financial Statements..................................................            4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........................................            6

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...............................            9

                        PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings.......................................................................            9

Item 4.  Submission of Matters to a Vote of Security Holders.....................................           10

Item 6.  Exhibits and Reports on Form 8-K........................................................           10

Signatures.......................................................................................           11

                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited; in thousands, except share amounts)

                                                                        March 31,       December 31,
                                                                          2000              1999
                                                                       ----------        ----------
                                    ASSETS
Current assets:
    Cash and cash equivalents .................................        $  305,422        $  102,057
    Marketable securities .....................................             9,670            13,865
    Accounts receivable, net ..................................           145,254           180,860
    Inventories ...............................................           123,387           108,532
    Prepaid expenses and other current assets .................            12,335             9,582
    Deferred tax assets .......................................            31,440            19,815
                                                                       ----------        ----------
      Total current assets ....................................           627,508           434,711

Property and equipment, net ...................................           142,056           138,848
Investments and other assets ..................................           412,970           291,448
Product rights and other intangibles, net .....................           568,945           573,743
                                                                       ----------        ----------
                                                                       $1,751,479        $1,438,750
                                                                       ==========        ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses .....................        $   55,869        $   56,487
    Income taxes payable ......................................            89,627            33,550
    Current portion of long-term debt .........................             1,555             1,691
    Current liability - acquisitions of products and businesses             7,658            37,458
                                                                       ----------        ----------
      Total current liabilities ...............................           154,709           129,186

Long-term debt ................................................           149,346           149,503
Long-term liability - acquisitions of products and businesses .            13,049            18,049
Deferred tax liabilities and other ............................           143,601            87,460
                                                                       ----------        ----------
      Total liabilities .......................................           460,705           384,198
                                                                       ----------        ----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock; no par value per share; 2,500,000 shares
    authorized; none outstanding ..............................              --                --
  Common stock; par value of $0.0033 per share, 500,000,000
    shares authorized; 96,455,600 and 96,133,200 shares issued                318               317
  Additional paid-in capital ..................................           405,369           397,705
  Retained earnings ...........................................           693,720           549,000
  Accumulated other comprehensive income ......................           191,367           107,530
                                                                       ----------        ----------
      Total stockholders' equity ..............................         1,290,774         1,054,552
                                                                       ----------        ----------
                                                                       $1,751,479        $1,438,750
                                                                       ==========        ==========


          See accompanying Notes to Consolidated Financial Statements.

                           WATSON PHARMACEUTICALS,INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited; in thousands, except per share amounts)

                                                          Three months ended
                                                              March 31,
                                                     ---------------------------
                                                          2000              1999
                                                     ---------         ---------
Net revenues ................................        $ 179,632         $ 159,243
Cost of sales ...............................           63,078            49,997
                                                     ---------         ---------
      Gross profit ..........................          116,554           109,246
                                                     ---------         ---------
Operating expenses:
   Research and development .................           12,025            10,142
   Selling, general and administrative ......           30,457            27,472
   Amortization .............................            8,669             6,690
   Merger and related expenses (Note A) .....             --              20,467
                                                     ---------         ---------
      Total operating expenses ..............           51,151            64,771
                                                     ---------         ---------
Operating income ............................           65,403            44,475
                                                     ---------         ---------
Other income (expense):
  Equity in (loss) earnings of joint ventures           (2,053)               31
  Gain on sales of Andrx securities .........          166,930              --
  Investment and other income ...............            2,933               959
  Interest expense ..........................           (2,768)           (2,818)
                                                     ---------         ---------
      Total other income (expense), net .....          165,042            (1,828)
                                                     ---------         ---------
Income before income tax provision ..........          230,445            42,647

Provision for income taxes ..................           85,725            19,676
                                                     ---------         ---------

Net income ..................................        $ 144,720         $  22,971
                                                     =========         =========

Basic earnings per share ....................        $    1.50         $    0.24
                                                     =========         =========

Diluted earnings per share ..................        $    1.48         $    0.23
                                                     =========         =========

Weighted average shares
   outstanding, no dilution .................           96,290            95,520
                                                     =========         =========

Weighted average shares
   outstanding, diluted basis ...............           97,905            98,160
                                                     =========         =========


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in thousands)

                                                                                Three months ended
                                                                                     March 31,
                                                                           ---------------------------
                                                                                2000              1999
                                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................................        $ 144,720         $  22,971
                                                                           ---------         ---------

Adjustments to reconcile net cash provided by operating activities:
      Depreciation ................................................            3,001             3,271
      Amortization ................................................            8,669             6,690
      Deferred income tax provision (benefit) .....................           (2,434)            4,437
      Equity in loss of joint ventures ............................            2,173                75
      Tax benefits related to exercise of options .................            2,222             1,225
      Gain on sales of Andrx securities ...........................         (166,930)             --
      Other .......................................................             (900)            3,968
      Cash provided (used) by changes in:
         Accounts receivable ......................................           35,606           (26,710)
         Inventories ..............................................          (14,855)          (20,619)
         Prepaid expenses and other current assets ................           (2,753)            2,912
         Accounts payable and accrued expenses ....................             (618)            7,146
         Income taxes payable .....................................           56,077            18,163
                                                                           ---------         ---------
            Total adjustments .....................................          (80,742)              558
                                                                           ---------         ---------
             Net cash provided by operating activities ............           63,978            23,529
                                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment ...............................           (6,209)           (7,556)
Purchases of marketable securities ................................           (3,458)          (10,296)
Proceeds from maturities of marketable securities .................            7,653            23,166
Proceeds from sales of Andrx and other securities .................          184,144              --
Contingent payment related to acquisition of Rugby ................          (23,407)             --
Issuance of note receivable .......................................           (9,000)             --
Acquisitions of product rights ....................................             (263)           (1,107)
Additions to investment in joint ventures .........................             (223)             (150)
                                                                           ---------         ---------
             Net cash provided by investing activities ............          149,237             4,057
                                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt ..............................             (293)             (426)
Payment on liability for acquisition of product rights ............          (15,000)          (30,000)
Proceeds from exercise of stock options and warrants ..............            5,443             9,008
                                                                           ---------         ---------
             Net cash used in financing activities ................           (9,850)          (21,418)
                                                                           ---------         ---------

             Increase in cash and cash equivalents ................          203,365             6,168

Cash and cash equivalents at beginning of period ..................          102,057            59,663
                                                                           ---------         ---------

Cash and cash equivalents at end of period ........................        $ 305,422         $  65,831
                                                                           =========         =========


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

The accompanying unaudited consolidated financial statements of Watson Pharmaceuticals, Inc. ("Watson" or the "company") should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly Watson's consolidated financial position and results of operations for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. In addition, certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

In January 1999, the company completed its acquisition of TheraTech, Inc., a developer, manufacturer and marketer of branded pharmaceutical products. This acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements include the results of TheraTech for all periods presented. In connection with this acquisition, during the first quarter of 1999, the company recorded a special charge of $20.5 million for certain merger-related expenses.

NOTE B - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares actually outstanding during a period. Diluted earnings per share is computed by dividing net income by the weighted average common shares that would have been outstanding during the period, assuming, among other things, that all vested in-the-money stock options had been exercised at the beginning of the period. The effect of such dilutive stock options was to increase weighted average common shares outstanding, for diluted earnings per share purposes, by 1,615,000 and 2,640,000 shares for the three months ended March 31, 2000 and 1999, respectively.

NOTE C - INVENTORIES

Inventories consisted of the following (in thousands):

                         March 31,     December 31,
                          2000            1999
                        --------        --------
Raw materials .......   $ 37,589        $ 48,832
Work-in-progress ....     18,036          13,472
Finished goods ......     67,762          46,228
                        --------        --------
                        $123,387        $108,532
                        ========        ========

NOTE D - INVESTMENTS AND OTHER ASSETS

Long-term investments consisted primarily of the company's investment in Andrx Corporation, a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. Andrx common stock trades on the Nasdaq Stock Market under the symbol ADRX. During the first quarter of 2000, and as adjusted to reflect Andrx' April 2000 two-for-one stock split, Watson sold
4.2 million shares of Andrx stock on the open market for $182.2 million, recording a pretax gain of $166.9 million.

As of March 31, 2000, Watson owned 5.8 million common shares of Andrx, or approximately 9.1% of the total Andrx common shares outstanding. Andrx currently has pending with the U.S. Securities and Exchange Commission a registration statement for a proposed public offering of its common stock in which Watson would also propose to sell approximately 1.3 million of its Andrx shares. The company accounts for its Andrx investment at fair value as an available-for-sale security. The unrealized gain on the company's investment in Andrx was $191 million and $109 million (net of income taxes of $127 million and $72 million), at March 31, 2000 and December 31, 1999, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

NOTE E - COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to our stockholders. The company's comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

                                                   Three months ended
                                                         March 31,
                                               ---------------------------
(in thousands)                                      2000              1999
                                               ---------         ---------
Net income ............................        $ 144,720         $  22,971
                                               ---------         ---------
Other comprehensive income, net of tax:
   Unrealized holding gains
     on securities ....................          188,669            64,810
   Reclassification for gains included
     in net income ....................         (104,832)             --
                                               ---------         ---------
Other comprehensive income ............           83,837            64,810
                                               ---------         ---------
Comprehensive income ..................        $ 228,557         $  87,781
                                               =========         =========


NOTE F - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                             Three months ended
                                                                  March 31,
                                                          ------------------------
   (in thousands)                                           2000              1999
                                                            ----              ----
   Cash paid during the periods for:
         Income taxes.............................        $30,245          $ 1,230
         Interest.................................             50               45

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO 1999

Net revenues for the three months ended March 31, 2000 were $179.6 million compared to $159.2 million for the 1999 period, an increase of $20.4 million or 13%. Our first quarter 2000 revenue growth was attributable to sharply increased sales of branded products, primarily women's health and dermatology products. In total, branded product sales accounted for approximately 60% of our net product sales in the first quarter of 2000, as compared with approximately 50% in the 1999 period. Although we shipped more units of generic products in first quarter 2000 than in 1999, net sales of generic products were lower in the current year quarter due to increasing price competition in the generic market. In April 2000, we received a favorable court ruling in litigation concerning our nicotine polacrilex gum, the generic equivalent to SmithKline Beecham's Nicorette(R) Gum, and began shipping our product shortly thereafter.

Our overall gross profit margin on product sales decreased to 63% in 2000 from 68% in the year ago period primarily due to price competition in the generic market and a lack of new generic product introductions.

Research and development expenses increased to $12.0 million in the first quarter of 2000, compared to $10.1 million in the same period of 1999, due to higher spending on clinical studies on developmental proprietary products.

Selling, general and administrative expenses increased to $30.5 million for the first quarter of 2000 compared to $27.5 million in the prior year period. This increase is primarily due to higher advertising and promotional expenses and increased commission expense resulting from higher first quarter 2000 branded product sales.

First quarter amortization expense increased to $8.7 million in 2000, compared to $6.7 million in the 1999 period. This increase was primarily due to amortization expense recorded on our 1999 product acquisitions and goodwill amortization expense associated with the Rugby acquisition.

Our $2.1 million loss from joint ventures in the first quarter of 2000 results primarily from our 50% interest in Somerset Pharmaceuticals, Inc., which reported a higher net loss in 2000 caused by lower revenues and higher research and development costs. Currently, Somerset's sole product is an anti-Parkinson's drug, Eldepryl(R), which lost Orphan Drug exclusivity in 1996, although other potential indications for this product are under development.

In the first quarter of 2000, we sold approximately 4.2 million shares of Andrx common stock (adjusted to reflect Andrx' two-for-one stock split distributed in April 2000). Proceeds from these sales amounted to $182.2 million and we recorded pre-tax gains in the first quarter of 2000 of $166.9 million. In addition, Andrx has filed a registration statement for a proposed public offering of its common stock in which we would also propose to sell approximately 1.3 million Andrx shares that we acquired upon exercise of a warrant in June 1999. Andrx' registration statement is pending with the U.S. Securities and Exchange Commission and has not yet become effective. We did not sell any Andrx common stock in the first quarter of 1999.

Investment and other income in the first quarter of 2000 increased to $2.9 million from $1.0 million in 1999 due to higher 2000 cash balances, primarily as a result of the proceeds received from the Andrx sales discussed above.

Our income tax provision in the first quarter of 2000 reflected a lower effective tax rate on pre-tax income than in 1999, 37% as compared to 46%. This decrease is primarily due to that fact that portions of our first quarter 1999 charge related to the TheraTech acquisition were not deductible for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

The company's working capital increased to $472.8 million at March 31, 2000 from $305.5 million at December 31, 1999, primarily due to first quarter 2000 net income of approximately $145 million. Significant sources of cash during the first quarter were the proceeds from the sale of Andrx common stock, the taxes on which are payable in second quarter 2000, and lower accounts receivable balances. Significant first quarter 2000 uses of cash included a final, contingent payment related to the 1997 acquisition of Rugby and a scheduled payment made pursuant to our purchase of the Dilacor XR(R) product rights. Other uses of cash included a $9 million loan to Halsey Drug Co., Inc. under a new $17.5 million commitment, and first quarter 2000 acquisitions of property and equipment.

In April 1998, we filed a registration statement with the Securities and Exchange Commission to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, pursuant to this registration statement, we issued $150 million of 7-1/8% senior unsecured notes due May 2008, with interest payable semi-annually in May and November. Subject to preparation of a current prospectus, the balance of this registration statement remains available for issuance at the company's discretion. In addition, we have a bank credit facility available through January 2001 that provides for unsecured borrowing commitments totaling $30 million. To date, we have made no borrowings under this facility.

Our cash and marketable securities totaled approximately $315 million at March 31, 2000. We believe that our cash and marketable securities balance, our cash flow from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.

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

The company's estimated or anticipated future results, product performance or other non-historical facts are forward-looking and reflect Watson's current perspective of existing trends and information. These statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things, the success of Watson's product development activities and the timeliness with which regulatory authorizations and product roll-out may be achieved, market acceptance of Watson's products and the impact of competitive products and pricing, the availability on commercially reasonable terms of raw materials and other third party sourced products, dependence on sole source suppliers and risks associated with a production interruption or shipment delays at such suppliers, successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions, the scope, outcome and timeliness of any governmental, court or other regulatory action (including, without limitation, the scope, outcome, or timeliness of any inspection or other action of the FDA), the ability to timely and cost effectively integrate acquisitions, exposure to product liability and other lawsuits and contingencies, the outcome of litigation involving us and related costs and expenses and possible diversion of management's time and attention arising from such litigation, and other risks and uncertainties detailed in this report and from time to time in Watson's other Securities and Exchange Commission ("SEC") filings.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed in Note D to the accompanying Notes to Consolidated Financial Statements, our investment in Andrx consisted of 5.8 million Andrx common shares with a fair market value of $332.8 million at March 31, 2000. As a publicly traded equity security, this investment has exposure to price risk. The market price of Andrx' common shares has been, and may continue to be, volatile. The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 1999 and through March 31, 2000 (adjusted for Andrx' two-for-one stock split distributed in April
2000):


2000                                   HIGH               LOW
----                                  ------             ------
First quarter..................       $65.50             $20.13

1999, by quarter
First..........................       $23.13             $11.13
Second.........................        39.00              15.41
Third..........................        39.00              28.57
Fourth.........................        29.00              19.25

Substantially all of our cash equivalents and marketable securities are at fixed interest rates and, as such, changes in market interest rates will affect the fair value of these instruments. However, all of these investments mature within one year and we believe that the market risk arising from our holding of these investments is minimal. We believe that the fair value of our fixed-rate long-term debt approximates its carrying value of approximately $150 million at March 31, 2000. While changes in market interest rates may affect the fair value of our long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material. We have no material foreign exchange or commodity price risks.


                   PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to "Part I, Item 3. Legal Proceedings," of our Annual Report on Form 10-K for the year ended December 31, 1999 for background information on certain litigation. The following provides updated information regarding certain previously disclosed Legal Proceedings.

In the matter of SmithKline Beecham Consumer Healthcare LP v. Watson Pharmaceuticals, et. al., on April 4, 2000, the United States Court of Appeals for the Second Circuit issued its decision, affirming the District Court's decision dissolving the injunction. The Court of Appeals also held that SmithKline Beecham Consumer Healthcare's copyright claim was meritless, and directed dismissal of its complaint. SmithKline Beecham has 90 days from the date of the Appellate Court's decision to petition for review by the U.S. Supreme Court. During April 2000, Watson resumed sales of this product.

In the matter of Watson Laboratories, Inc. v. Rhone-Poulenc Rorer, Inc., et. al., pending in the United States District Court for the Central District of California, discovery is ongoing. Trial is scheduled for February 2001.

In the matter of William Higuchi and Setsuko Higuchi v. Watson Pharmaceuticals, Inc., pending in the United States District Court for the District of Utah, discovery is ongoing. Trial is scheduled for April 2001.

In July 1999, the company's subsidiary, Watson Laboratories, Inc. - Ohio, filed an ANDA application seeking approval from the FDA to market a sustained release formulation of bupropion hydrochloride, the generic equivalent of Glaxo Wellcome, Inc.'s Wellbutrin(R) SR. In October 1999, the company notified Glaxo Wellcome pursuant to the provisions of the Hatch-Waxman Act and, on December 2, 1999, Glaxo Wellcome filed a patent infringement action against the company's subsidiary (Glaxo Wellcome, Inc. v. Watson Laboratories, Inc. - Ohio) in the United States District Court for the Southern District of Ohio. Discovery is ongoing. Trial is scheduled for October 2001.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Watson's Annual Meeting of Stockholders held on May 9, 2000, two proposals were set before the stockholders for their vote.

         PROPOSAL ONE: Election of two directors to hold office until the 2003 Annual Meeting:


         DIRECTOR - CLASS II                        VOTES FOR       VOTES WITHHELD
        -------------------                         ---------       --------------
        Ronald R. Taylor......................     70,642,513          623,169
        Andrew L. Turner......................     70,620,288          627,394

         PROPOSAL TWO: Ratification of the selection of PricewaterhouseCoopers LLP as the company's independent accountants for the year ending December 31, 2000:

        For..............................               70,575,020
        Against..........................                   77,762
        Abstain..........................                  594,900


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  27       Financial Data Schedule (EDGAR version only)

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

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


                                      By:        /S/ R. CHATO ABAD
                                           ------------------------------------
                                                   R. Chato Abad
                                              Vice President - Finance
                                           (Principal Accounting Officer)


Dated: May 12, 2000

                                 EXHIBIT INDEX

27   Financial Data Schedule (EDGAR version only)