Form 10-Q
period 2000-06-30
WATSON PHARMACEUTICALS INC
filed 2000-08-14
CIK 884629

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ___________________

                                   FORM 10-Q
                              ___________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to _________

                         Commission file number 0-20045
                              ____________________

                          WATSON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)
                             _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

The number of shares of the Registrant's only class of common stock outstanding as of August 4, 2000 was approximately 96,944,200.

================================================================================

                         WATSON PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-Q
                                    FOR THE
                     QUARTERLY PERIOD ENDED JUNE 30, 2000


                                                                            PAGE
                                                                            ----
                        PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
           Consolidated Balance Sheets as of June 30, 2000 and
           December 31, 1999..........................................       1

           Consolidated Statements of Income for the
           Three and Six Months Ended June 30, 2000 and 1999..........       2

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2000 and 1999....................       3

           Notes to Consolidated Financial Statements.................       4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............       8

Item 3.  Quantitative and Qualitative Disclosure about Market Risk....      12

                  PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings............................................      13

Item 5.  Other Information............................................      14

Item 6.  Exhibits and Reports on Form 8-K.............................      14

Signatures............................................................      15

                         WATSON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Unaudited; in thousands, except share amounts)

                                                                  June 30,         December 31,
                                                                    2000              1999
                                                                 ----------        ----------
                              ASSETS
Current assets:
   Cash and cash equivalents...................................  $  353,704          $102,057
   Marketable securities.......................................      23,735            13,865
   Accounts receivable, net....................................     134,372           180,860
   Inventories.................................................     149,731           108,532
   Prepaid expenses and other current assets...................      17,556             9,582
   Deferred tax assets.........................................      25,827            19,815
                                                                 ----------        ----------
       Total current assets....................................     704,925           434,711

Property and equipment, net....................................     147,351           138,848
Investments and other assets...................................     334,155           291,448
Product rights and other intangibles, net......................     563,790           573,743
                                                                 ----------        ----------
                                                                 $1,750,221        $1,438,750
                                                                 ==========        ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.......................  $   66,966        $   56,487
   Income taxes payable........................................      38,986            33,550
   Current portion of long-term debt...........................       1,280             1,691
   Current liability from acquisitions of products and                7,658            37,458
    businesses.................................................  ----------        ----------
       Total current liabilities...............................     114,890           129,186

Long-term debt.................................................     149,161           149,503
Long-term liability from acquisition of products and
 businesses....................................................      12,099            18,049
Deferred income taxes and other liabilities....................     117,476            87,460
                                                                 ----------        ----------
       Total liabilities.......................................     393,626           384,198
                                                                 ----------        ----------
Commitments and contingencies..................................

Stockholders' equity:
  Preferred stock; no par value per share;
    2,500,000 shares authorized; none outstanding..............         ---               ---
  Common stock; $0.0033 per share par value; 500,000,000
    shares authorized; 96,871,200,and 96,133,200 shares issued.         320               317
  Additional paid-in capital...................................     417,231           397,705
  Retained earnings............................................     788,721           549,000
  Accumulated other comprehensive income.......................     150,323           107,530
                                                                 ----------        ----------
       Total stockholders' equity..............................   1,356,595         1,054,552
                                                                 ----------        ----------
                                                                 $1,750,221        $1,438,750
                                                                 ==========        ==========

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited, in thousands, except per share amounts)

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                 ---------------------     ---------------------
                                                   2000         1999         2000         1999
                                                 --------     --------     --------     --------
Net revenues...............................      $189,927     $170,242     $369,559     $329,485
Cost of sales..............................        67,561       55,427      130,639      105,424
                                                 --------     --------     --------     --------
     Gross profit..........................       122,366      114,815      238,920      224,061
                                                 --------     --------     --------     --------
Operating expenses:
   Research and development................        12,095       13,573       24,120       23,715
   Selling, general and administrative.....        32,505       28,539       62,962       56,011
   Amortization............................         8,767        7,350       17,436       14,040
   Merger and related expenses (Note B)....           ---          ---          ---       20,467
                                                 --------     --------     --------     --------
     Total operating expenses..............        53,367       49,462      104,518      114,233
                                                 --------     --------     --------     --------
Operating income...........................        68,999       65,353      134,402      109,828
                                                 --------     --------     --------     --------
Other income (expense):
   Equity in earnings (losses)
     of joint ventures.....................        (1,658)         354       (3,711)         385
   Gain on sales of Andrx securities.......        81,465          ---      248,395          ---
   Interest and other income...............         5,737          927        8,670        1,886
   Interest expense........................        (2,541)      (2,797)      (5,309)      (5,615)
                                                 --------     --------     --------     --------
     Total other income (expense), net.....        83,003       (1,516)     248,045       (3,344)
                                                 --------     --------     --------     --------
Income before income tax provision.........       152,002       63,837      382,447      106,484

Provision for income taxes.................        57,001       17,671      142,726       37,347
                                                 --------     --------     --------     --------
Net income.................................      $ 95,001     $ 46,166     $239,721     $ 69,137
                                                 ========     ========     ========     ========
Basic earnings per share...................      $   0.98     $   0.48     $   2.48     $   0.72
                                                 ========     ========     ========     ========
Diluted earnings per share.................      $   0.96     $   0.47     $   2.44     $   0.71
                                                 ========     ========     ========     ========
Weighted average shares
   outstanding, no dilution................        96,645       95,690       96,670       95,595
                                                 ========     ========     ========     ========
Weighted average shares
   outstanding, diluted basis..............        98,525       97,930       98,390       98,045
                                                 ========     ========     ========     ========

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                           2000         1999
                                                                        ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.....................................................         $ 239,721     $ 69,137
                                                                        ---------     --------
Reconciliation to net cash provided by operating activities:
   Depreciation................................................             6,637        6,506
   Amortization................................................            17,436       14,040
   Deferred income tax provision...............................             4,725       17,557
   Equity in losses (earnings) of joint ventures...............             3,931         (144)
   Gain on sale of Andrx securities............................          (248,395)         ---
   Tax benefits related to exercise of stock options...........             4,824        9,397
   Other.......................................................             3,635        2,604
   Cash provided (used) by changes in:
      Accounts receivable......................................            46,488      (39,154)
      Inventories..............................................           (41,199)     (26,716)
      Prepaid expenses and other current assets................            (7,974)      10,768
      Accounts payable and accrued expenses....................            10,479       (2,777)
      Income taxes payable.....................................             5,436        6,194
                                                                        ---------     --------
         Total adjustments.....................................          (193,977)      (1,725)
                                                                        ---------     --------
            Net cash provided by operating activities..........            45,744       67,412
                                                                        ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment............................           (15,140)     (14,671)
Purchases of marketable securities.............................           (25,393)     (27,240)
Proceeds from maturities of marketable securities..............            15,523       25,967
Proceeds from sales of Andrx and other securities..............           269,630          ---
Contingent payment related to acquisition of Rugby.............           (23,407)         ---
Issuance of note receivable....................................            (9,000)         ---
Acquisitions of product rights.................................            (3,875)     (32,984)
Additions to investments in joint ventures and other...........              (437)        (500)
Additions to investments in Andrx..............................               ---       (3,000)
                                                                        ---------     --------
            Net cash provided (used) by investing activities...           207,901      (52,428)
                                                                        ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt...........................            (1,703)        (625)
Payments on liability for acquisition of product rights........           (15,000)     (30,380)
Proceeds from exercise of stock options and warrants...........            14,705       12,176
                                                                        ---------     --------
            Net cash used by financing activities..............            (1,998)     (18,829)
                                                                        ---------     --------
            Increase (decrease) in cash and cash equivalents...           251,647       (3,845)
Cash and cash equivalents at beginning of period...............           102,057       59,663
                                                                        ---------     --------
Cash and cash equivalents at end of period.....................         $ 353,704     $ 55,818
                                                                        =========     ========

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

The accompanying unaudited consolidated financial statements of Watson Pharmaceuticals, Inc. and its subsidiaries ("Watson" or the "company") should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly Watson's consolidated financial position and results of operations for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. In addition, we have reclassified certain prior year amounts in the consolidated financial statements to conform to the current year presentation. The results of operations for any interim period are not necessarily indicative of the results of operations that Watson may achieve for the entire year.

On May 24, 2000, Watson and Schein Pharmaceutical, Inc. ("Schein") entered into a definitive agreement under which Watson would acquire all of the outstanding stock of Schein through a two-step transaction comprised of a cash tender followed by a taxable stock merger. The acquisition, which we will account for under the purchase method of accounting, is expected to be completed on or about August 28, 2000. Accordingly, the accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition of Schein. See Note B for further discussion of this pending acquisition.

NOTE B - ACQUISITIONS OF BUSINESSES

Schein Pharmaceutical, Inc.
Schein develops, manufactures and markets a broad line of generic products and has a branded business focused in the area of nephrology for the management of iron deficiency and anemia. On July 3, 2000, Watson's tender offer expired and thereafter a Watson subsidiary purchased approximately 26,068,500 shares of Schein common stock, constituting 77.8% of Schein's outstanding shares as of that date. Upon purchasing these shares, Watson also repaid approximately $170 million of previous Schein indebtedness, utilizing $500 million borrowed under a new term loan facility and cash on hand. The following pro forma financial information assumes that Watson will also borrow $50 million under its new revolving credit facility to retire the remaining $50 million of previous Schein indebtedness in August 2000.

In the second step of the acquisition, upon approval of the merger and adoption of the merger agreement by Schein's stockholders, each remaining outstanding share of Schein will be converted into the right to receive a fraction of a share of Watson common stock. The actual fraction (the "exchange ratio") in this transaction will be determined two trading days before a special meeting of Schein stockholders, scheduled on August 28, 2000 for purposes of approving the merger and adopting the merger agreement, based on Watson common stock closing prices during the last ten trading days ending on the determination date. As of the record date of the special meeting, which was July 25, 2000, Watson's subsidiary owned 75.7% of the outstanding shares of Schein common stock. Watson's subsidiary will vote its Schein shares for approval of the merger and adoption of the merger agreement.

We estimate that the cost to acquire all of the outstanding Schein shares will be approximately $795 million. This estimate assumes an exchange ratio of 0.42187, based on Watson common stock closing prices during the last ten trading days in the period ended July 31, 2000. At this exchange ratio, the company would issue approximately 4.9 million shares of Watson common stock with a market value of approximately $270 million, based on the closing stock price on July 31, 2000, in exchange for the remaining shares of Schein common stock, including shares assumed to be issued under certain Schein stock option plans prior to the second closing. It is assumed that all employees who hold stock options that will terminate if not exercised prior to the effective time of the merger, will exercise all of their options. The estimated purchase price also includes transaction costs, including investment banker fees, estimated to be $20 million.

Watson will allocate the purchase price to the assets acquired and the liabilities assumed according to their respective fair values. Management believes that a portion of this purchase price will be allocated to product rights, with estimated useful lives of up to 20 years. The excess purchase price over the fair values of acquired assets and liabilities will be allocated to goodwill. For purposes of the following pro forma information, management has assumed that the amount of goodwill to be recorded will approximate $610 million and that this balance will be amortized to expense on a straight-line basis over a period of 20 years. In addition, the company will allocate a portion of the purchase price to Schein's in-process research and development ("IPR&D") projects. This amount, estimated at $60 million for purposes of this pro forma financial information, represents acquired, to-be-completed research products and will be charged to expense at the date of the acquisition.

The total cost to acquire Schein, and the related pro forma information presented below, may change, subject to fluctuations in the closing prices of Watson's common stock as used in the determination of the exchange ratio and based on whether all of the employee stock options discussed above are in fact exercised prior to closing. In addition, the final allocation of the purchase price is dependent upon certain valuations, including an IPR&D valuation, and other studies that have not progressed to a stage where there is sufficient information to make such an allocation.

The following selected unaudited pro forma condensed combined financial information for the six months ended June 30, 2000 and 1999 has been derived from the unaudited financial statements of Watson, included herein, and Schein. It has been prepared to give effect to the merger using the purchase method of accounting for business combinations and assumes the merger had been effective as of the beginning of each period presented.

                                                   Six Months Ended
                                                       June 30,
                                         ---------------------------------
(in thousands, except per share data)         2000               1999
                                         --------------     --------------
 Net revenues............................      $562,634           $570,752

 Net income..............................       204,100             47,790

 Diluted earnings per share..............      $   1.94           $   0.45

In the third quarter of 2000, the company expects to record a one-time restructuring charge related to this acquisition, in an amount not yet quantifiable, that is expected to include certain operational, facilities and product rationalization costs.

TheraTech, Inc. ("TheraTech")
In January 1999, the company completed its acquisition of TheraTech, a developer, manufacturer and marketer of branded pharmaceutical products. This acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements include the results of TheraTech for all periods presented. In connection with this acquisition, during the first quarter of 1999, the company recorded a special charge of $20.5 million for certain merger and related expenses.


NOTE C - EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average common shares actually outstanding during a period. Diluted earnings per share is computed by dividing net income by the weighted average common shares that would have been outstanding during the period, assuming, among other things, that all vested in-the-money stock options had been exercised at the beginning of the period. The effect of such dilutive stock options was to increase weighted average common shares outstanding, for diluted earnings per share purposes, by 1,880,000 and 2,240,000 shares for the three months ended June 30, 2000 and 1999, respectively, and by 1,720,000 and 2,450,000 shares for the six months ended June 30, 2000 and 1999, respectively.

NOTE D - INVENTORIES
Inventories consisted of the following (in thousands):

                                            June 30,     December 31,
                                              2000          1999
                                            --------      ---------
Raw materials...........................    $ 55,060      $ 48,832
Work-in-progress........................      14,047        13,472
Finished goods..........................      80,624        46,228
                                            --------      --------
                                            $149,731      $108,532
                                            ========      ========

NOTE E - INVESTMENTS AND OTHER ASSETS
Long-term investments consist primarily of the company's investment in Andrx Corporation, a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. Andrx' common stock trades on the NASDAQ National Market System under the symbol ADRX. During the three months ended June 30, 2000, and as adjusted to reflect Andrx' April 2000 two-for-one stock split, Watson sold 1.7 million shares of Andrx' stock for $85 million and recorded a pretax gain of $81 million. During the six months ended June 30, 2000,Watson sold 5.9 million shares of Andrx stock, as adjusted for Andrx' April 2000 stock split, for $268 million and recorded a pretax gain of $248 million.

As of June 30, 2000, Watson owned 4.1 million common shares of Andrx, or approximately 6% of the total Andrx common shares outstanding. The company accounts for this investment at fair value as an available-for-sale security. The unrealized gain on the company's investment in Andrx was $150 million and $109 million (net of income taxes of $100 million and $72 million), at June 30, 2000 and December 31, 1999, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

NOTE F - COMPREHENSIVE INCOME
Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to our stockholders. Watson's comprehensive income (loss) consisted of the following:

                                                     Three Months Ended           Six Months Ended
                                                           June 30,                   June 30,
                                                   ---------------------       -----------------------
(in thousands)                                       2000         1999            2000          1999
                                                   --------     --------       ---------      --------
Net income..................................       $ 95,001     $ 46,166       $ 239,721      $ 69,137
                                                   --------     --------       ---------      --------
Other comprehensive income, net of tax:                                                        195,330
   Unrealized holding gains                                      130,520
     on securities..........................          9,871                      198,540
   Reclassification for gains included              (50,915)         ---        (155,747)          ---
     in net income..........................       --------     --------       ---------      --------

Other comprehensive income (loss)...........        (41,044)     130,520          42,793       195,330
                                                   --------     --------       ---------      --------
Comprehensive income........................       $ 53,957     $176,686       $ 282,514      $264,467
                                                   ========     ========       =========      ========

NOTE G - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  Six Months Ended
                                                      June 30,
                                               ----------------------
(in thousands)                                   2000         1999
                                               ---------   ----------
Cash paid during the periods for:
 Income taxes............................      $128,155    $   13,535
 Interest................................         5,415         5,530


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended June 30, 2000 Compared to the 1999 Period

Net revenues for the three months ended June 30, 2000 were $189.9 million compared to $170.2 million for the 1999 period, an increase of $19.7 million or 12%. Our second quarter 2000 revenue growth was primarily attributable to increased sales of branded women's health and generic products, partially offset by lower sales of branded dermatology products. In total, branded product sales accounted for 54% of our net product sales in the second quarter of 2000, up slightly from 52% in the year-ago quarter. Sales of women's health products have grown steadily since we expanded that group's sales force in third quarter 1999. The increase in generic sales was largely attributable to the April 2000 launch of our nicotine polacrilex gum, the generic equivalent to SmithKline Beecham's Nicorette(R) Gum, following the court decision in the litigation brought by SmithKline.

Continuing price competition in the generic market, as well as a shortage of new generic product introductions, resulted in lower margins on generic products in the second quarter of 2000. Under the terms of a new supply agreement, the cost of obtaining Dilacor XR(R) has increased in 2000, which also contributed to the decline in our overall gross profit margin on product sales from 65% in the second quarter 1999 as compared to 63% in the second quarter 2000.

Research and development expenses decreased to $12.1 million in the second quarter of 2000, compared to $13.6 million in the same period of 1999. Proprietary product development continued to be our focus, while spending on certain generic projects declined. In this regard, spending on clinical studies for proprietary products increased significantly in the second quarter 2000, while administrative costs were lower due to efficiencies realized resulting from the consolidation of Watson-Utah's proprietary development program into the company-wide program in 1999.

Selling, general and administrative expenses increased to $32.5 million for the second quarter of 2000 compared to $28.5 million in the prior year period, due primarily to higher selling and marketing costs. This increase was primarily due to expansion of the women's health sales force and higher advertising and promotional expenses incurred for those products.

Second quarter amortization expense increased to $8.8 million in 2000, compared to $7.4 million in the 1999 period. This increase was primarily due to amortization expense recorded on our 1999 product acquisitions.

Our $1.7 million loss from joint ventures in the second quarter of 2000 resulted primarily from our 50% interest in Somerset Pharmaceuticals, Inc., which reported a higher net loss in the 2000 period caused by lower revenues and higher research and development costs.

In the second quarter of 2000, we sold approximately 1.7 million shares of Andrx common stock (adjusted to reflect Andrx' two-for-one stock split distributed in April 2000). Proceeds from these sales amounted to $85.5 million and we recorded pre-tax gains in the second quarter of 2000 of $81.5 million.

Interest and other income in the second quarter of 2000 increased to $5.7 million from $0.9 million in 1999 due to higher 2000 cash balances, primarily as a result of the proceeds received from the Andrx sales discussed above.

Our income tax provision in the second quarter of 2000 reflected a 37.5% effective tax rate on pre-tax income, compared to 27.7% in 1999. The lower effective tax rate in 1999 was primarily attributable to June 1999 changes in income tax regulations relating to the "separate return limitation year" limitations on the use of acquired net operating loss carryforwards to reduce taxable income. As a result of these changes, we recorded a one-time $4.1 million reduction in income tax expense in second quarter 1999 and also recognized a reduction in our overall effective tax rate during the final three quarters of 1999.

Six Months Ended June 30, 2000 Compared to the 1999 Period

Net revenues for the six months ended June 30, 2000 were $369.6 million compared to $329.5 million for the 1999 period, an increase of $40.1 million or 12%. The revenue growth was primarily attributable to increased sales of women's health products, which have grown steadily since we expanded that group's sales force in third quarter 1999. In total, branded product sales accounted for 57% of our net product sales in the first six months of 2000, up from 52% in the 1999 period. Despite continuing price competition in the generic market, our net sales of generic products increased slightly during the first half of 2000, with the April 2000 launch of our nicotine polacrilex gum contributing to this increase.

Our overall gross profit margin on product sales decreased to 63% in the first six months of 2000 from 66% in the year ago period due to price competition in the generic market and a lack of new generic product introductions, with the exception of our nicotine gum.

Research and development expenses increased slightly to $24.1 million in the 2000 period, compared to $23.7 million in the same period of 1999. This increase results from higher spending on clinical studies on developmental proprietary products, partially offset by lower spending on certain generic projects. In this regard, spending on clinical studies for proprietary products increased significantly in the second quarter 2000, while administrative costs were lower due to efficiencies realized resulting from the consolidation of Watson-Utah's proprietary development program into the company-wide program in 1999.

Selling, general and administrative expenses increased to $63.0 million for the first half of 2000 compared to $56.0 million in the prior year period, due primarily to higher selling and marketing costs. This increase was primarily due to expansion of the women's health sales force and higher advertising and promotional expenses incurred for those products.

Amortization expense in the six months ended June 30, 2000 increased to $17.4 million compared to $14.0 million in the 1999 period. This increase was primarily due to amortization expense recorded on our 1999 product acquisitions.

We recorded a nonrecurring $20.5 million charge in the first quarter of 1999 relating to our acquisition of TheraTech. The charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million).

Our $3.7 million loss from joint ventures in the first half of 2000 results primarily from our interest in Somerset Pharmaceuticals, Inc., which reported a higher net loss in the 2000 period caused by lower revenues and higher research and development costs.

Interest and other income in the first half of 2000 increased to $8.7 million from $1.9 million in 1999 due to higher 2000 cash balances, primarily as a result of the proceeds received from the Andrx sales discussed above.

Our income tax provision for the six months ended June 30, 2000 reflected a 37.3% effective tax rate on pre-tax income, compared to 35.1% in 1999. The lower effective tax rate in 1999 was primarily attributable to June 1999 changes in income tax regulations relating to the "separate return limitation year" limitations on the use of acquired net operating loss carryforwards to reduce taxable income. As a result of these changes, we recorded a one-time $4.1 million reduction in income tax expense in second quarter 1999 and also recognized a reduction in our overall effective tax rate during the final three quarters of 1999. On the other hand, a portion of our first quarter 1999 charge related to the TheraTech acquisition was not deductible for income tax purposes, which had the effect of increasing the effective tax rate in 1999.

Liquidity and Capital Resources

The company's working capital increased to $590.0 million at June 30, 2000 from $305.5 million at December 31, 1999, primarily due to net income of approximately $240 million during the six month period. The most significant sources of cash during the first six months of 2000 were from Andrx common stock sales (approximately $270 million) and from lower accounts receivable balances (approximately $45 million), resulting from the elimination of extended payment terms that had been offered in late 1999. Significant uses of cash included payments of federal and state income taxes (approximately $130 million), which were considerably higher in 2000 due to the Andrx stock sales, and an increased investment in inventories (approximately $40 million), to help reduce the risk that certain intermittent future supply interruptions would negatively impact revenues over the short term. Other significant first half 2000 uses of cash included acquisitions of property and equipment and a final, contingent payment related to the 1998 acquisition of The Rugby Group, Inc.

On July 5, 2000, we entered into a credit agreement with a bank that includes a $500 million term loan facility and a $200 million revolving credit facility that is available for working capital and other needs. The $500 million term loan was drawn upon in its entirety, along with approximately $250 million in cash on hand, to pay off certain existing Schein indebtedness and to purchase approximately 26 million shares of Schein common stock through the tender offer. Quarterly prepayments of the term borrowings, beginning at $15 million per quarter during the first four quarters and increasing thereafter, are required, with any outstanding borrowings under the facility maturing in July 2005. The interest rate under this facility is fixed at the London Interbank Offered Rate ("LIBOR") plus 1.375% (approximately 8.2% at July 31, 2000) for the first six months; thereafter, the margin over LIBOR will be determined based on a leverage test. Under the terms of the facility, we are subject to customary financial and other operational covenants. We cancelled our previous $30 million credit facility with another bank before we entered into this credit agreement.

In April 1998, we filed a registration statement with the Securities and Exchange Commission to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, pursuant to this registration statement, we issued $150 million of 7-1/8% senior unsecured notes due May 2008, with interest payable semi-annually in May and November. Subject to preparation of a supplement to the existing prospectus, the balance of this registration statement remains available for issuance at the company's discretion.

Our cash and marketable securities totaled approximately $375 million at June 30, 2000. Aside from the July 2000 borrowings noted above for the purposes of acquiring Schein and refinancing certain of Schein's indebtedness, we believe that our cash and marketable securities balance, our cash flow from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.

FORWARD-LOOKING STATEMENTS

We caution the reader that certain important factors may affect our actual results and could cause such results to differ materially from any forward looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue", or the negative other variations thereof or comparable terminology are intended to identify forward looking statements.

Forward looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things, the success of Watson's product development activities and the timeliness with which regulatory authorizations and product roll-out may be achieved, market acceptance of Watson's products and the impact of competitive products and pricing, the availability on commercially reasonable terms of raw materials and other third party sourced products, dependence on sole source suppliers and risks associated with a production interruption or shipment delays at such suppliers, successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions, the scope, outcome and timeliness of any governmental, court or other regulatory action (including, without limitation, the scope, outcome, or timeliness of any inspection or other action of the FDA), the ability to timely and cost effectively integrate acquisitions, exposure to product liability and other lawsuits and contingencies, the outcome of litigation involving us and related costs and expenses and possible diversion of management's time and attention arising from such litigation, and other risks and uncertainties detailed in this report and from time to time in Watson's other Securities and Exchange Commission ("SEC") filings, including, but not limited to, Watson's Annual Report and Form 10-K filed for the period ended December 31, 1999 and Watson's Registration Statement on Form S-4, filed on July 14, 2000, and as amended through July 28, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed in Note E to the accompanying Notes to Consolidated Financial Statements, our investment in Andrx consisted of 4.1 million Andrx common shares with a fair market value of approximately $260 million at June 30, 2000. As a publicly traded equity security, this investment has exposure to price risk.
The market price of Andrx common shares has been, and may continue to be, volatile. The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 1999 and through June 30, 2000 (adjusted for Andrx' two-for-one stock split distributed in April 2000):


                2000, by quarter                      High            Low
                ----------------                      ----            ---
                First......................          $65.50         $20.13
                Second.....................           68.31          43.63

                1999, by quarter
                ----------------
                First......................          $23.13         $11.13
                Second.....................           39.00          15.41
                Third......................           39.00          28.57
                Fourth.....................           29.00          19.25

Substantially all of our cash equivalents and marketable securities are at fixed interest rates and, as such, changes in market interest rates will affect the fair value of these instruments. However, all of these investments mature within one year and we believe that the market risk arising from our holding of these investments is minimal.

We believe that the fair value of our fixed-rate long-term debt approximates its carrying value of approximately $150 million at June 30, 2000. While changes in market interest rates may affect the fair value of our long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

Our exposure to interest rate risk increased in July 2000, when we borrowed $500 million under our new term credit facility, which bears interest at a variable rate, at our option, based on the lenders' base rate or LIBOR, plus in each case a specified percentage. For the first six months, the interest rate will be LIBOR plus 1.375% (approximately 8.2% at July 31, 2000); thereafter, the margin over LIBOR will be determined based on a leverage test, with the margin increasing and decreasing in 1/8% increments based on an interest rate grid. After the first six months, the interest rate is subject to adjustment each quarter, based on our leverage ratio, and the LIBOR rate is also subject to market fluctuations. The annual impact on the company's results of operations of a 100 basis point interest rate change on the July 31, 2000 outstanding balance of the variable rate debt would be approximately $3 million after tax.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

                  PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the "Legal Proceedings" sections of our Annual Report on Form 10-K for the year ended December 31, 1999 and our Form 10-Q for the quarter ended March 31, 2000 for background information on certain litigation. The following provides updated information regarding certain previously disclosed Legal Proceedings and certain actions recently served on the company.

In the matter of SmithKline Beecham Consumer Healthcare LP v. Watson Pharmaceuticals, et. al., on July 5, 2000, SmithKline Beecham Consumer Healthcare filed a petition seeking review by the U.S. Supreme Court of the Court of Appeals' April 4, 2000 decision. On August 2, 2000, Watson filed its opposition to the petition.

With respect to the phentermine hydrochloride product liability suits filed against a Watson subsidiary, Rugby Laboratories, Inc., and other Watson entities, additional actions raising similar issues have been filed. As of August 1, 2000, a total of approximately 1,630 cases have been filed against Rugby and other Watson entities in a number of state and federal courts. The Company believes that it will be fully indemnified by Rugby's former owner, Hoechst Marion Roussel, Inc. ("HMR"), for the defense of all such cases and for any liability that may arise out of these cases. HMR is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

On July 14, 2000, a suit was filed against a Watson subsidiary, The Rugby Group, Inc. ("Rugby"), and several other corporations (Louisiana Wholesale Drug Co., Inc. v. Bayer Corporation, Barr Laboratories, Inc. and The Rugby Group, Inc.) in the United States District Court for the Southern District of New York. On August 1, 2000, a suit was filed against the company and Rugby and several other corporations (Maria Locurto v. Bayer AG, Bayer Corporation, Barr Laboratories, Inc., The Rugby Group, Inc., Watson Pharmaceuticals, Inc. and Hoechst Marion Roussel, Inc.) in the United States District Court for the Eastern District of New York. Both actions allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson's acquisition of Rugby, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer's brand drug, Cipro(R). The actions allege claims under various federal and state competition and consumer protection laws, and seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes. The company has not yet responded to the complaints. The company intends to vigorously defend itself in these actions. The company also believes that to the extent liability exists, if at all, the company is entitled to indemnification from HMR for the defense of such cases and for any liability that may arise out of such cases.

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

ITEM 5.  OTHER INFORMATION

Watson has initiated and continues to implement quality improvements at its Corona, California facility. Among other things, these quality improvements seek to address deficiencies noted by the FDA in the warning letter issued to Watson in January 1999 and subsequent Form 483 notices. However, to date, matters with the agency concerning the company's Corona facility continue to be unresolved. Watson cannot predict what the ultimate outcome will be or when the agency will approve additional pending applications from its Corona facility. Watson did receive one ANDA approval from its Corona facility in July 2000 and received approval of an ANDA supplement from its Corona facility in August 2000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

           27.1   Financial Data Schedule (EDGAR version only)

     (b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

           On May 25, 2000, we filed a Form 8-K report, dated May 25, 2000, announcing that we had reached a definitive agreement with Schein Pharmaceutical, Inc. under which we will acquire all of the outstanding common stock of Schein through a two-step transaction comprised of a cash tender offer followed by a taxable stock merger.

           On May 31, 2000, we filed a Form 8-K report, dated May 24, 2000, providing further details on the Schein merger and which included, as an exhibit, the definitive Agreement and Plan of Merger dated as of May 24, 2000.

           Also, On July 7, 2000, we filed a Form 8-K report, dated July 5, 2000, announcing the expiration of the cash tender offer for Schein common stock and that approximately 78% of the total outstanding shares of Schein had been tendered in that offer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WATSON PHARMACEUTICALS, INC.
                                                 (Registrant)

                       By:                   /s/  MICHAEL E. BOXER
                             --------------------------------------------------
                                               Michael E. Boxer
                                Senior Vice President - Chief Financial Officer
                                         (Principal Financial Officer)


                       By:                   /s/  R. CHATO ABAD
                             --------------------------------------------------
                                                R. Chato Abad
                                            Vice President - Finance
                                          (Principal Accounting Officer)

Dated: August 11,  2000