Form 10-Q
period 2000-09-30
WATSON PHARMACEUTICALS INC
filed 2000-11-14
CIK 884629

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

                               ------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                              --------------------

               Nevada                                  95-3872914
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                                311 Bonnie Circle
                              Corona, CA 92880-2882
          (Address of principal executive offices, including zip code)

                                 (909) 270-1400
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares of the Registrant's only class of common stock outstanding as of November 6, 2000 was approximately 102,768,650.
--------------------------------------------------------------------------------

                          WATSON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q
                                     FOR THE
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                                                            PAGE
                                                                            ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets as of September 30, 2000 and
               December 31, 1999..........................................    1

            Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 2000 and 1999....    2

            Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2000 and 1999..............    3


         Notes to Consolidated Financial Statements.......................    4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................    9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........   13


                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings................................................   14

Item 6.  Exhibits and Reports on Form 8-K.................................   15

Signatures................................................................   16

                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited; in thousands, except share amounts)

                                                                                  September 30,            December 31,
                                                                                      2000                     1999
                                                                                ----------------          ---------------
                                   ASSETS
Current assets:
    Cash and cash equivalents..............................................          $  103,334               $  102,057
    Marketable securities..................................................              23,504                   13,865
    Accounts receivable, net...............................................              85,782                  180,860
    Inventories............................................................             257,552                  108,532
    Assets held for disposition............................................             129,877                      ---
    Prepaid expenses and other current assets..............................              31,001                    9,582
    Deferred tax assets....................................................              81,920                   19,815
                                                                                     ----------               ----------
      Total current assets.................................................             712,970                  434,711

Property and equipment, net................................................             184,145                  138,848
Investments and other assets...............................................             355,206                  291,448
Product rights and other intangibles, net..................................           1,439,336                  573,743
                                                                                     ----------               ----------

                                                                                     $2,691,657               $1,438,750
                                                                                     ==========               ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses..................................          $  148,366               $   56,487
    Income taxes payable...................................................              23,593                   33,550
    Current portion of long-term debt......................................              37,733                    1,691
    Current liability from acquisitions of products and businesses.........               7,658                   37,458
                                                                                     ----------               ----------
      Total current liabilities............................................             217,350                  129,186

Long-term debt.............................................................             499,213                  149,503
Other long-term liabilities................................................              17,088                   18,449
Deferred income taxes......................................................             339,519                   87,060
                                                                                     ----------               ----------
      Total liabilities....................................................           1,073,170                  384,198
                                                                                     ----------               ----------
Commitments and contingencies..............................................
Stockholders' equity:
Preferred stock; no par value per share;
  2,500,000 shares authorized; none outstanding............................                 ---                      ---
Common stock; $0.0033 par value per share; 500,000,000
 shares authorized; 102,703,000,and 96,133,200 shares outstanding..........                 339                      317
Additional paid-in capital.................................................             724,280                  397,705
Retained earnings..........................................................             733,796                  549,000
Accumulated other comprehensive income.....................................             160,072                  107,530
                                                                                     ----------               ----------
      Total stockholders' equity...........................................           1,618,487                1,054,552
                                                                                     ----------               ----------

                                                                                     $2,691,657               $1,438,750
                                                                                     ==========               ==========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)



                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                               ----------------------    ----------------------
                                                  2000         1999        2000          1999
                                               ---------    ---------    ---------    ---------
Net revenues................................   $ 183,394    $ 171,217    $ 552,953    $ 500,702
Cost of sales...............................      98,606       60,727      229,245      166,151
                                               ---------    ---------    ---------    ---------
         Gross profit.......................      84,788      110,490      323,708      334,551
                                               ---------    ---------    ---------    ---------

Operating expenses:
   Research and development.................      12,672       12,073       36,792       35,788
   Selling, general and administrative......      46,232       32,390      109,194       88,401
   Amortization.............................      18,210        7,701       35,646       21,741
   Charge for acquired in-process
     research and development (Note B)......     115,000          ---      115,000          ---
   Merger and related expenses (Note C).....         ---          ---          ---       20,467
                                               ---------    ---------    ---------    ---------
         Total operating expenses...........     192,114       52,164      296,632      166,397
                                               ---------    ---------    ---------    ---------

Operating income (loss).....................    (107,326)      58,326       27,076      168,154
                                               ---------    ---------    ---------    ---------

Other income (expense):
   Equity in earnings (losses)
     of joint ventures......................           2       (1,317)      (3,709)        (932)
   Gains on sales of securities.............      93,766          ---      342,161          ---
   Interest and other income................       4,810        1,180       13,480        3,066
   Interest expense.........................     (10,589)      (2,749)     (15,898)      (8,364)
                                               ---------    ---------    ---------    ---------
         Total other income (expense), net..      87,989       (2,886)     336,034       (6,230)
                                               ---------    ---------    ---------    ---------

Income (loss) before income taxes and
   extraordinary item.......................     (19,337)      55,440      363,110      161,924

Provision for income taxes..................      34,372       18,738      177,098       56,085
                                               ---------    ---------    ---------    ---------

Income (loss) before extraordinary item.....     (53,709)      36,702      186,012      105,839

Extraordinary loss on early retirement of
   debt, net of tax of $730.................      (1,216)         ---       (1,216)         ---
                                               ---------    ---------    ---------    ---------

Net income (loss)...........................   $ (54,925)   $  36,702    $ 184,796    $ 105,839
                                               =========    =========    =========    =========

Earnings (loss) per share:
         Basic..............................   $   (0.56)   $    0.38    $    1.90    $    1.11
                                               =========    =========    =========    =========
         Diluted............................   $   (0.56)   $    0.38    $    1.86    $    1.08
                                               =========    =========    =========    =========

Weighted average shares outstanding:
         Basic..............................      98,960       95,850       97,300       95,680
                                               =========    =========    =========    =========
         Diluted............................      98,960       97,510       99,325       97,865
                                               =========    =========    =========    =========

         See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     --------------------------------
                                                                                          2000                1999
                                                                                     -------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................           $ 184,796            $ 105,839
                                                                                        ---------            ---------
Reconciliation to net cash provided (used) by operating activities:
  Depreciation...............................................................              13,033                9,995
  Amortization...............................................................              35,646               21,741
  Charge for acquired in-process research and development....................             115,000                  ---
  Extraordinary loss on early retirement of debt.............................               1,216                  ---
  Deferred income tax provision..............................................                 409               20,686
  Equity in losses of joint ventures.........................................               3,998                1,260
  Gain on sale of Andrx securities...........................................            (342,161)                 ---
  Tax benefits related to exercise of stock options..........................              28,840               10,587
  Other......................................................................              10,586                2,396
  Cash provided (used) by changes in
    assets and liabilities (net of acquisitions):
      Accounts receivable....................................................              94,196              (34,732)
      Inventories............................................................             (90,861)             (24,306)
      Prepaid expenses and other current assets..............................             (12,100)              10,784
      Accounts payable and accrued expenses..................................             (33,347)              (8,205)
      Income taxes payable...................................................             (17,241)              11,338
                                                                                        ---------            ---------
         Total adjustments...................................................            (192,786)              21,544
                                                                                        ---------            ---------
         Net cash provided (used) by operating activities....................              (7,990)             127,383
                                                                                        ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment..........................................             (21,592)             (19,459)
Purchases of marketable securities...........................................             (44,170)             (55,005)
Proceeds from maturities of marketable securities............................              34,531               59,874
Proceeds from sales of Andrx and other securities............................             366,576                  ---
Acquisition of Schein Pharmaceutical.........................................            (518,183)                 ---
Contingent payment related to acquisition of The Rugby Group.................             (23,407)                 ---
Issuance of note receivable..................................................             (12,400)                 ---
Acquisitions of product rights...............................................              (6,553)             (64,318)
Additions to investments in joint ventures and other.........................                (437)              (5,593)
                                                                                        ---------            ---------
         Net cash used by investing activities...............................            (225,635)             (84,501)
                                                                                        ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt.....................................             500,000                  ---
Retirement of Schein Pharmaceutical debt.....................................            (239,651)                 ---
Principal payments on long-term debt.........................................            (118,363)              (1,307)
Payments on liability for acquisition of product rights......................             (15,000)             (30,380)
Proceeds from exercise of stock options and warrants.........................             107,916               14,714
                                                                                        ---------            ---------
         Net cash provided (used) by financing activities....................             234,902              (16,973)
                                                                                        ---------            ---------

         Increase in cash and cash equivalents...............................               1,277               25,909
Cash and cash equivalents at beginning of period.............................             102,057               59,663
                                                                                        ---------            ---------

Cash and cash equivalents at end of period...................................           $ 103,334             $ 85,572
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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Watson will adopt SAB 101 as required in fourth quarter 2000. The adoption of SAB 101 is not expected to have a material impact on the financial position or results of operations of the company.

NOTE B - ACQUISITION OF SCHEIN PHARMACEUTICAL, INC.

On August 28, 2000, Watson completed its acquisition of Schein Pharmaceutical, Inc. ("Schein"). Schein develops, manufactures and markets a broad line of generic products and has a branded business focused in the area of nephrology for the management of iron deficiency and anemia. The aggregate purchase price of $825 million to acquire all of the outstanding Schein shares consisted of (1) approximately $510 million in cash, (2) the issuance of approximately 5.4 million Watson common shares with a market value of $300 million, and (3) estimated direct transaction costs of $15 million. In addition, short term liabilities with a fair value of approximately $375 million (principally long-term debt that was subsequently retired) and long-term liabilities with a fair value of approximately $5 million were assumed by the company. Watson accounted for this acquisition under the purchase method of accounting. Accordingly, Schein's results of operations and the estimated fair value of the assets acquired and liabilities assumed are included in Watson's financial statements from the date of acquisition.

Watson completed the acquisition in two steps. In the first step, on July 6, 2000, following a cash tender offer, a Watson subsidiary purchased approximately 26,068,500 shares of Schein common stock, constituting 77.8% of Schein's outstanding shares as of that date. Following the purchase of these shares, Watson repaid approximately $190 million of Schein indebtedness. The share purchase and debt retirement were financed utilizing $500 million borrowed under a new term loan facility and cash on hand. During August 2000, Watson retired the remaining $50 million of previous Schein indebtedness, utilizing cash on hand.

In the second step of the acquisition, on August 28, 2000, following Schein's stockholders' approval and adoption of the merger agreement, Watson converted each remaining outstanding share of Schein not purchased by the company in the cash tender, into the right to receive 0.42187 of a share of Watson common stock. Accordingly, Watson issued approximately 5.4 million of its common shares, with a market value of approximately $300 million, in exchange for all of the remaining outstanding common shares of Schein.

Under the purchase method of accounting, the purchase price is generally allocated to the acquired assets and liabilities based on their estimated fair values at acquisition. Accordingly, these financial statements reflect a preliminary allocation of the purchase price to the acquired assets and liabilities based on Watson's estimates of fair values. With the assistance of valuation consultants and based on discounted cash flow models, approximately $600 million of the purchase price has been allocated to Schein's existing product rights. These product rights will be amortized on a straight-line basis over periods of two to twenty years, with the weighted average life approximating 17.5 years. The remaining excess of the purchase consideration over the fair value of the tangible net assets acquired of approximately $300 million has been recorded as goodwill, which is being amortized on a straight-line basis over 25 years.

The company allocated a portion of the purchase price to in-process research and development (IPR&D). IPR&D represents ongoing research and development projects acquired by the company for products that have not been approved by the Food and Drug Administration and would have no alternative future use. Under the purchase method of accounting, IPR&D is not an asset and, accordingly, the $115 million of the total purchase price of Schein that was determined to be IPR&D was charged to expense at the date of acquisition. The company used independent professional valuation consultants to assess and allocate values to IPR&D. The IPR&D charge relates to 30 generic product development projects, the three most significant of which were valued at $28.5 million, $16.8 million and $11.6 million. The value of each project was determined using discounted cash flow models, with the forecasted net cash flows for each product discounted back to its present value using discount factors (ranging from 30% to 65%) that take into account the stage of completion and the risks surrounding the successful commercial development of each purchased in-process development project. At the date of acquisition, the company believes that the assumptions used in the valuation process were reasonable. No assurance can be given, however, that the underlying assumptions utilized in the valuation of these projects will be realized.

The following selected unaudited pro forma condensed combined financial information for the nine months ended September 30, 2000 and 1999 has been derived from the unaudited financial statements of Watson, included herein, and of Schein. It has been prepared to give effect to the merger using the purchase method of accounting for business combinations and assumes the merger had been effective as of the beginning of each period presented.

                                                      Nine Months Ended
                                                        September 30,
                                                   -------------------------
 (in thousands, except per share data)                 2000          1999
                                                   -----------   -----------

     Net revenues...............................     $746,025      $861,425

     Net income.................................      128,750        74,425

     Diluted earnings per share.................        $1.23         $0.71

In connection with the company's acquisition of Schein, the company acquired two injectable pharmaceutical manufacturing facilities, Steris Laboratories, Inc., located in Phoenix, Arizona, and Marsam Pharmaceuticals, Inc., located in Cherry Hill, New Jersey. The company has decided that these two facilities do not contribute to its strategic long-term goals and is currently exploring strategic alternatives and expects to dispose of these facilities by third quarter 2001. Accordingly, these facilities were recorded at their estimated fair market values at the time of the Schein acquisition, based on the reports of an independent appraiser, and the net assets of the two facilities have been classified as a current asset on the company's consolidated balance sheet. An accrual for estimated future losses at these facilities through their disposition is included in this balance. During the quarter ended September 30, 2000, these facilities operated at losses totaling $6.1 million, net of tax, that were applied against the accrual for estimated future losses. In addition, interest capitalized on these facilities aggregated $1.6 million, net of tax, during the quarter ended September 30, 2000 and was added to the carrying amount of these facilities.

A severance accrual of $33.5 million was established for termination costs associated with approximately 80 duplicative Schein employees. As of September 30, 2000, this balance was reduced by payments to $28.6 million.

NOTE C - ACQUISITIONS OF OTHER BUSINESSES

Pending Acquisition of Makoff R & D Laboratories, Inc.
In October 2000, Watson entered into a definitive merger agreement under which Watson will acquire Makoff, the sponsor of the New Drug Application for Ferrlecit(R) (sodium ferric gluconate in sucrose injection). Schein markets Ferrlecit(R) under exclusive marketing and distribution rights through a sublicense from Makoff. Aventis is the manufacturer of Ferrlecit(R) and licenses the marketing and distribution rights to Makoff. Under the terms of the agreement, Watson will acquire all of Makoff's outstanding stock in a transaction intended to qualify as a pooling of interests for accounting purposes and a tax-free reorganization for federal income tax purposes. Watson will issue 1.9555 shares of its common stock for each share of Makoff stock, which will result in the issuance of approximately 2.8 million Watson common shares. Watson expects the merger, which is subject to customary closing conditions, to be non-dilutive to its earnings in 2001 and to close by the end of 2000. Upon completion, Makoff will become a wholly owned subsidiary of Watson. A one-time charge for merger-related costs in connection with this transaction, in an amount not yet determinable, is anticipated at the time of closing.

TheraTech, Inc.
In January 1999, the company completed its acquisition of TheraTech, a developer, manufacturer and marketer of branded pharmaceutical products. This acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements include the results of TheraTech for all periods presented. During the first quarter of 1999, the company recorded a special charge of $20.5 million for certain TheraTech merger and related expenses.

NOTE D - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares actually outstanding during a period. Diluted earnings per share is computed by dividing net income by the weighted average common shares that would have been outstanding during the period, assuming, among other things, that all vested in-the-money stock options had been exercised at the beginning of the period. The effect of such dilutive stock options was to increase weighted average common shares outstanding, for diluted earnings per share purposes, by 1,660,000 shares for the three months ended September 30, 1999, and by 2,025,000 and 2,185,000 shares for the nine months ended September 30, 2000 and 1999, respectively. Because inclusion of the effect of these stock options would have been antidilutive, their effect (which would have been to increase diluted weighted average shares outstanding by 2,615,000 shares) has been excluded from earnings per share computations for the three months ended September 30, 2000.

Basic and diluted earnings per share, giving effect to the extraordinary loss on early retirement of debt recorded during the quarter ended September 30, 2000, may be summarized as follows:

                                                                 Three Months Ended                Nine Months Ended
                                                                    September 30,                     September 30,
                                                           -------------------------------   -------------------------------
                                                                2000             1999             2000             1999
                                                           --------------   --------------   --------------   --------------
  Basic earnings per share:
  Income (loss) before extraordinary item................      $ (0.55)          $ 0.38           $ 1.91           $ 1.11
  Extraordinary loss on early retirement of debt.........        (0.01)             ---            (0.01)             ---
                                                               -------           ------           ------           ------
  Net income (loss)......................................      $ (0.56)          $ 0.38           $ 1.90           $ 1.11
                                                               =======           ======           ======           ======

  Diluted earnings per share:
  Income (loss) before extraordinary item................      $ (0.55)          $ 0.38           $ 1.87           $ 1.08
  Extraordinary loss on early retirement of debt..               (0.01)             ---            (0.01)             ---
                                                               -------           ------           ------           ------
  Net income (loss)......................................      $ (0.56)          $ 0.38           $ 1.86           $ 1.08
                                                               =======           ======           ======           ======

NOTE E - INVENTORIES

Inventories consisted of the following (in thousands):

                                                  September 30,   December 31,
                                                       2000           1999
                                                  -------------   -------------

  Raw materials................................     $   80,310       $  48,832
  Work-in-progress.............................         37,795          13,472
  Finished goods...............................        139,447          46,228
                                                    ----------       ---------
                                                    $  257,552       $ 108,532
                                                    ==========       =========

NOTE F - INVESTMENTS AND OTHER ASSETS

Long-term investments consist primarily of the company's investment in Andrx Corporation, a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. Andrx' common stock trades on the NASDAQ National Market System under the symbol ADRX. During the three months ended September 30, 2000, and as adjusted to reflect Andrx' April 2000 two-for-one stock split, Watson sold 1.2 million shares of Andrx' stock for $97 million and recorded a pretax gain of $94 million. During the nine months ended September 30, 2000,Watson sold 7.1 million shares of Andrx stock, as adjusted for Andrx' April 2000 stock split, for $365 million and recorded a pretax gain of $342 million.

As of September 30, 2000, Watson owned 2.9 million common shares of Andrx, or approximately 4% of the total Andrx common shares outstanding. The company accounts for this investment at fair value as an available-for-sale security. The unrealized gain on the company's investment in Andrx was approximately $155 million and $110 million (net of income taxes of $105 million and $72 million), at September 30, 2000 and December 31, 1999, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

NOTE G - LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                September 30,     December 31,
     (in thousands)                                                2000               1999
                                                                -------------     ------------
     Senior unsecured notes, 7.125%,
        face amount of $150 million, due 2008
         (effective rate of 7.25%)......................           $ 148,704         $ 146,608
     Term loan facility, due 2005.......................             385,000               ---
     Other..............................................               3,242             4,586
                                                                   ---------         ---------
                                                                     536,946           151,194
     Less current portion...............................              37,733             1,691
                                                                   ---------         ---------
                                                                   $ 499,213         $ 149,503
                                                                   =========         =========

On July 5, 2000, the company entered into a credit agreement with a bank that includes a $500 million term loan facility and a $200 million revolving credit facility that is available for working capital and other needs. The $500 million term loan was drawn upon in its entirety and, along with approximately $250 million in cash on hand, used to pay off certain existing Schein indebtedness and to purchase approximately 26 million shares of Schein common stock through the tender offer. The interest rate under this facility is fixed at the London Interbank Offered Rate ("LIBOR") plus 1.375% (approximately 8.0% at September 30, 2000) for the first six months; thereafter, the margin over LIBOR will be determined based on a leverage test.

In September 2000, the company prepaid $100 million of borrowings under the facility in addition to a required payment of $15 million which was due
October 1, 2000. In connection with the $100 million prepayment, the company incurred an extraordinary loss of $1.2 million, net of tax, representing the write-off of deferred financing costs. As a result of the $100 million prepayment, required quarterly payments under the term loan were reduced to $12 million for the next three quarters. The required quarterly payments will increase by $4 million annually thereafter, with any outstanding borrowings under the facility maturing in July 2005.

Under the terms of the facility, the company is subject to customary financial and other operational covenants. The company canceled its previous $30 million credit facility with another bank, which had never been utilized, before entering into the current term loan agreement. As of October 31, 2000, the company has not drawn any funds from the $200 million revolving credit facility.

NOTE H - COMPREHENSIVE INCOME

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by and distributions to our stockholders. Watson's comprehensive income (loss) consisted of the following:

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                          -------------------------      -------------------------
  (in thousands)                                            2000            1999           2000            1999
                                                          ----------     ----------      ----------      ----------
  Net income (loss)................................        $ (54,925)     $  36,702       $ 184,796       $ 105,839
                                                           ---------      ---------       ---------       ---------
  Other comprehensive income, net of tax:
     Unrealized holding gains (losses)
       on securities...............................           68,354        (68,159)        266,894         127,171
     Reclassification for gains included
       in net income...............................          (58,605)           ---        (214,352)            ---
                                                           ---------      ---------       ---------       ---------
  Other comprehensive income (loss)................            9,749        (68,159)         52,542         127,171
                                                           ---------      ---------       ---------       ---------
  Comprehensive income (loss)......................        $ (45,176)     $ (31,457)      $ 237,338       $ 233,010
                                                           =========      =========       =========       =========

NOTE I - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
 (in thousands)                                           2000           1999
                                                     ------------    -----------

 Cash paid during the periods for:
     Income taxes...............................     $   155,500     $   22,500
     Interest...................................          15,450          5,595


 Acquisition of business:
       Fair value of assets acquired............     $ 1,200,612     $      ---
       Less liabilities assumed.................        (375,666)           ---
       Less common stock issued.................        (300,300)           ---
       Less cash acquired.......................          (6,463)           ---
                                                     -----------     ----------
          Net cash paid for acquisition.........     $   518,183     $      ---
                                                     ===========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Three Months Ended September 30, 2000 Compared to the 1999 Period

Net revenues for the three months ended September 30, 2000 were $183.4 million compared to $171.2 million for the 1999 period, an increase of $12.2 million or 7%. Our third quarter 2000 revenue growth was primarily attributable to sales of nicotine polacrilex gum (the generic equivalent of SmithKline Beecham's Nicorette(R)) and sales of Ferrlecit(R) and INFeD(R), nephrology products we obtained in the Schein acquisition. In addition, in the third quarter of 2000 we recorded our initial sales of Schein generic products. For the products noted above, we had no comparable prior year sales. In part due to our sales of the Schein generic products, our total sales of generic products increased in the third quarter of 2000, compared to the 1999 period. Our third quarter 2000 sales of branded products decreased from the third quarter of 1999, primarily due to aggressive generic price competition in the branded dermatology line. Our total branded product sales accounted for 41% of our net product sales in the third quarter of 2000, compared with 53% in the year-ago quarter.

In the third quarter of 2000, we continued to experience price competition in the generic market. As noted above, we also experienced price competition from generic products in our branded dermatology line. These competitive factors, plus a larger generic mix during the quarter, resulted in overall gross margins on product sales of 45% in the third quarter of 2000, down from 62% in the third quarter 1999.

Research and development expenses increased to $12.7 million in the third quarter of 2000, compared to $12.1 million in the same period of 1999. Proprietary product development continued to be our focus, while spending on certain generic projects declined. In this regard, spending on clinical studies for proprietary products increased significantly in the third quarter 2000. At the same time, administrative costs were lower due to efficiencies realized resulting from the consolidation of our Utah-based proprietary development program into the company-wide program in 1999.

Selling, general and administrative expenses increased to $46.2 million in the third quarter of 2000, compared to $32.4 million in the prior year period, due primarily to the addition of the sales, marketing and administrative personnel of Schein. We expect these expenses to decrease significantly in fourth quarter 2000, when we will realize a full quarter's benefit of our integration plan rather than the partial benefits realized in the third quarter. In addition, general and administrative expenses were higher in the third quarter of 2000 as the company continued to build its corporate quality assurance group and other support areas.

Third quarter amortization expense increased to $18.2 million in 2000, compared to $7.7 million in the 1999 period. This increase was due to amortization expense associated with intangibles recorded in the Schein acquisition and to amortization expense recorded on our 1999 product acquisitions.

In the third quarter of 2000, we accounted for the acquisition of Schein using the purchase method of accounting. In recording this transaction, we determined that a portion of the purchase price represented purchased, to-be-completed research and development projects, referred to as in-process research and development (IPR&D). We charged $115 million of the Schein purchase price to IPR&D expense in the third quarter of 2000.

Our earnings from joint ventures were approximately breakeven in the third quarter of 2000, compared with a loss of $1.3 million in the 1999 period. This improvement resulted primarily from our 50% interest in Somerset
Pharmaceuticals, Inc., which reported a lower net loss in the 2000 period caused primarily by reduced research and development costs.

In the third quarter of 2000, we sold approximately 1.2 million shares of Andrx common stock. The proceeds from these sales amounted to approximately $97 million and we recorded pre-tax gains on sales of securities in the third quarter of 2000 of $93.8 million.

Interest and other income in the third quarter of 2000 increased to $4.8 million from $1.2 million in 1999 due to higher 2000 cash balances, primarily as a result of the proceeds received from the Andrx sales discussed above.

Interest expense in the third quarter of 2000 increased to $10.6 million from $2.7 million in 1999 due to interest expense on debt acquired in connection with the Schein acquisition. We obtained a $700 million senior credit facility, $500 million of which was borrowed in July 2000 in the form of a term loan facility. In September 2000, we repaid $115 million of principal on this term loan. The balance of the senior credit facility is a $200 million revolving credit facility. To date, we have made no borrowings under the revolving facility.

Our income tax provision in the third quarter of 2000 reflected a 37% effective tax rate on pre-tax income, compared to 34% in 1999. The lower effective tax rate in 1999 was primarily attributable to June 1999 changes in income tax regulations relating to the "separate return limitation year" limitations on the use of acquired net operating loss carryforwards to reduce taxable income. As a result of these changes, we recorded a one-time $4.1 million reduction in income tax expense in third quarter 1999 and also recognized a reduction in our overall effective tax rate during the final three quarters of 1999.

Nine months Ended September 30, 2000 Compared to the 1999 Period

Net revenues for the nine months ended September 30, 2000 were $553.0 million compared to $500.7 million for the 1999 period, an increase of $52.3 million or 10%. The revenue growth was primarily attributable to increased sales of women's health products, which have grown steadily since we expanded that group's sales force in third quarter 1999. In total, branded product sales accounted for 52% of our net product sales in the first nine months of both 2000 and 1999. Despite continuing price competition in the generic market, our net sales of generic products increased during the first nine months of 2000, with the April 2000 launch of our nicotine polacrilex gum contributing to this increase. In addition, we recorded our initial sales of Schein generic products during the third quarter of 2000.

Our overall gross profit margins on product sales decreased to 57% in the first nine months of 2000 from 65% in the year ago period. The main factors contributing to this decline were price competition in the generic market and limited new generic product introductions, with the exception of our nicotine gum. In addition, we also experienced generic competition in our branded dermatology line.

Research and development expenses increased to $36.8 million in the 2000 period, compared to $35.8 million in the same period of 1999. We continue to focus on proprietary product development, while spending on certain generic projects declined. In this regard, spending on clinical studies for proprietary products increased significantly in the third quarter 2000, while administrative costs were lower due to efficiencies realized resulting from the consolidation of our Utah-based proprietary development program into the company-wide program in 1999.

Selling, general and administrative expenses increased to $109.2 million during the first nine months of 2000 compared to $88.4 million in the prior year period. The largest contributor to this increase was the additional selling, general and administrative costs resulting from combining our operations with those of Schein. We expect Schein's contribution to this balance to decrease in the fourth quarter 2000 and beyond as the full synergistic benefits of our integration plan are realized. In addition, during 2000 we expanded our sales force in the women's health area and, overall, incurred higher advertising and promotional expenses.

Amortization expense in the nine months ended September 30, 2000 increased to $35.6 million compared to $21.7 million in the 1999 period. This increase was primarily due to amortization expense associated with intangibles recorded in the Schein acquisition and to amortization expense recorded on our 1999 product acquisitions.

We recorded a nonrecurring $20.5 million charge in the first quarter of 1999 relating to our acquisition of TheraTech. The charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million).

In the first nine months of 2000, we sold approximately 7.1 million shares of Andrx common stock. The proceeds from these sales amounted to approximately $365 million and we recorded pre-tax gains on these sales of $342.2 million.

We recorded a $3.7 million loss from joint ventures in the first nine months of 2000. The increase resulted primarily from our interest in Somerset Pharmaceuticals, Inc., which reported a higher net loss in the 2000 period caused by lower revenues and higher research and development costs.

Interest and other income in 2000 increased to $13.5 million from $3.1 million in 1999 due to higher 2000 cash balances, primarily as a result of the proceeds received from the Andrx sales discussed above.

The increase in interest expense from $8.4 million in 1999 to $15.9 million in 2000, was due to interest expense on debt acquired in July 2000 in connection with the Schein acquisition.

Our income tax provision for the nine months ended September 30, 2000 reflected a 36% effective tax rate on pre-tax income, compared to 35% for the same period in 1999. The lower effective tax rate in 1999 was primarily attributable to June 1999 changes in income tax regulations relating to the "separate return limitation year" limitations on the use of acquired net operating loss carryforwards to reduce taxable income. As a result of these changes, we recorded a one-time $4.1 million reduction in income tax expense in third quarter 1999 and also recognized a reduction in our overall effective tax rate during the final three quarters of 1999. Partially offsetting this decrease, a portion of our first quarter 1999 charge related to the TheraTech acquisition was not deductible for income tax purposes, which had the effect of increasing the effective tax rate in 1999.

Liquidity and Capital Resources

The company's working capital increased to $495.6 million at September 30, 2000 from $305.5 million at December 31, 1999, primarily due to net income of approximately $185 million during the nine-month period. The most significant sources of cash during the first nine months of 2000 were proceeds from borrowings related to the Schein acquisition ($500 million), proceeds from sales of Andrx common stock (approximately $342 million) and proceeds from lower accounts receivable balances (approximately $95 million), resulting from the elimination of extended payment terms that had been offered in late 1999. Significant uses of cash included the acquisition of Schein common stock and related expenses ($525 million), retirement of Schein's indebtedness ($240 million), payments of federal and state income taxes (approximately $155 million), which were considerably higher in 2000 due to the Andrx stock sales, the payments made on long-term debt ($115 million), and an increased investment in inventories to help reduce the risk that certain intermittent future supply interruptions would negatively impact revenues over the short term. Other significant uses of cash in the first nine months of 2000 included acquisitions of property and equipment and a final, contingent payment related to the 1998 acquisition of The Rugby Group, Inc.

On July 5, 2000, we entered into a credit agreement with a bank that included a $500 million term loan facility and a $200 million revolving credit facility that is available for working capital and other needs. The $500 million term loan was drawn upon in its entirety, along with approximately $250 million in cash on hand, to pay off certain existing Schein indebtedness and to purchase approximately 26 million shares of Schein common stock through a cash tender offer. Quarterly prepayments of the term borrowings, beginning at $15 million per quarter during the first four quarters and increasing thereafter, were required, with any outstanding borrowings under the facility maturing in July 2005. In September 2000, we paid the required $15 million, plus an additional $100 million of the term borrowings, which reduced the required quarterly payment to $12 million for the next three quarters. The interest rate under this facility is fixed at the London Interbank Offered Rate ("LIBOR") plus 1.375% (approximately 8.0%) for the first six months; thereafter, the margin over LIBOR will be determined based on a leverage test. Under the terms of the facility, we are subject to customary financial and other operational covenants. We cancelled our $30 million credit facility with another bank before we entered this credit agreement.

In April 1998, we filed a shelf registration statement with the Securities and Exchange Commission that would allow us, from time to time, to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, pursuant to this registration statement, we issued $150 million of 7-1/8% senior unsecured notes due May 2008, with interest payable semi-annually in May and November. Subject to preparation of a supplement to the existing prospectus, the balance of this registration statement remains available for issuance at the company's discretion.

Our cash and marketable securities totaled approximately $125 million at September 30, 2000. We believe that our cash and marketable securities balance, our cash flow from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all.

FORWARD-LOOKING STATEMENTS

Certain statements made by the company in this report and in other reports and statements released by the company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as comments which express the company's opinions about trends and factors which may impact future operating results. We caution the reader that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", or "continue", or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such forward-looking statements contained in this report reflect Watson's current analysis of existing trends and information and represent Watson's judgment only as of the date of this report. The company disclaims any intent or obligation to update these forward-looking statements.

Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things, the success of product development efforts by Watson and its third party partners, uncertainties related to the outcome and timing of such efforts, and the timeliness with which regulatory authorizations and product roll-out may be achieved, if at all; market acceptance of Watson's products and the impact of competitive products and pricing; technological advances and patents or other intellectual property rights held by competitors; health care and cost containment reforms; the timing and availability on commercially reasonable terms of raw materials and other third party sourced products; the company's ability to obtain and maintain a sufficient supply of its products to meet market demand in a timely manner; successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions; the uncertainty associated with the identification of and successful consummation and execution of corporate development transactions; the ability to timely and cost-effectively integrate acquisitions and achieve the acquisition's intended benefits; exposure to product liability and other lawsuits and contingencies and the outcome of litigation involving the company and related costs and expenses and possible diversion of management's time and attention arising from such litigation. Additional information concerning the factors that affect Watson's business can be found in Watson's periodic public filings with the Securities and Exchange Commission, including but not limited to: Watson's Annual Report and Form 10-K for the year ended December 31, 1999, Watson's Form 10-Qs for the quarters ended March 31, 2000 and June 30, 2000 and Watson's Registration Statement on Form S-4 filed on July 14, 2000, as amended.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed in Note F to the accompanying Notes to Consolidated Financial Statements, our investment in Andrx consisted of 2.9 million Andrx common shares with a fair market value of approximately $270 million at September 30, 2000. As a publicly traded equity security, this investment has exposure to price risk. The market price of Andrx common shares has been, and may continue to be, volatile. The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 1999 and through September 30, 2000 (adjusted for Andrx' two-for-one stock split distributed in April 2000):

              2000, by quarter                      High         Low
              ----------------                      ----         ---
              First..........................       $65.50       $20.13
              Second.........................        68.31        43.63
              Third..........................        93.50        63.94

              1999, by quarter
              ----------------
              First..........................       $23.13       $11.13
              Second.........................        39.00        15.41
              Third..........................        39.00        28.57
              Fourth.........................        29.00        19.25


Substantially all of our cash equivalents and marketable securities are at fixed interest rates and, as such, changes in market interest rates will affect the fair value of these instruments. However, all of these investments mature within one year and we believe that the market risk arising from our holding of these investments is minimal.

We believe that the fair value of our fixed-rate long-term debt approximates its carrying value of approximately $150 million at September 30, 2000. While changes in market interest rates may affect the fair value of our long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

Our exposure to interest rate risk increased in July 2000, when we borrowed $500 million (reduced to $385 million at September 30, 2000) under our new term credit facility, which bears interest at a variable rate, at our option, based on the lenders' base rate or LIBOR, plus in each case a specified percentage. Until January 2001, the interest rate will be LIBOR plus 1.375% (approximately 8.0% at September 30, 2000); thereafter, the margin over LIBOR will be determined based on a leverage test, with the margin increasing and decreasing in 1/8% increments based on an interest rate grid. Beginning January 2001, the interest rate is subject to adjustment each quarter, based on our leverage ratio, and the LIBOR rate is also subject to market fluctuations. The annual impact on the company's results of operations of a 100 basis point interest rate change on the September 30, 2000 outstanding balance of the variable rate debt would be approximately $2.5 million after tax.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

                   PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the "Legal Proceedings" sections of our Annual Report on Form 10-K for the year ended December 31, 1999 and our Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 for background information on certain litigation. The following provides updated information regarding certain previously disclosed Legal Proceedings and certain actions recently served on the company.

In the matter of SmithKline Beecham Consumer Healthcare LP v. Watson Pharmaceuticals, et. al., on October 2, 2000, the U.S. Supreme Court denied SmithKline Beecham Consumer Healthcare's petition seeking review of the U.S. Court of Appeals' April 4, 2000 decision ordering the District Court to dismiss the complaint.

With respect to the phentermine hydrochloride product liability suits filed against a Watson subsidiary, Rugby Laboratories, Inc., and other Watson entities, additional actions raising similar issues have been filed. As of November 1, 2000, a total of approximately 1,700 cases have been filed against Rugby and other Watson entities in a number of state and federal courts. The company believes that it will be fully indemnified by Rugby's former owner, Aventis Pharmaceuticals ("Aventis," formerly known as Hoechst Marion Roussel, Inc.), for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the company.

Beginning on July 14, 2000, a number of suits have been filed against a Watson subsidiary, The Rugby Group, Inc. ("Rugby"), and other Watson entities in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. As of November 1, 2000, a total of approximately 23 cases have been filed against Rugby and other Watson entities. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson's acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer's brand drug, Cipro(R). The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The company has not yet responded to the complaints. The company intends to vigorously defend itself in these actions. The company also believes that to the extent liability exists, if at all, the company is entitled to indemnification from Aventis for the defense of such cases and for any liability that may arise out of such cases.

Recently, there has been enhanced political attention and governmental scrutiny at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. In November 1999, the company's subsidiary, Schein Pharmaceutical, Inc. ("Schein"), was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the Federal District Court for the Southern District of Florida. As of November 13, 2000, Schein has not been served in this action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. The Department of Justice has not yet intervened in that action. Pursuant to applicable federal law, the qui tam action is under seal and no details are available concerning the name of the plaintiff, the various theories of liability or the amount of damages sought from any of the defendants. Schein believes that the matter relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam action may seek to recover damages from Schein based on its price reporting practices and, if successful, could adversely affect the company. Schein has also received notices, subpoenas or civil investigative demands from the attorneys general of various states including Florida, Nevada, New York and Texas, indicating investigations and possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. Other state and federal inquiries regarding pricing and reimbursements issues are anticipated. Any actions that may be instituted to recover damages from Schein based on its price reporting practices, if successful, could adversely affect the company. Any significant limitation in government or third party reimbursement practices likewise could adversely affect the company.

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

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 2000:

          On July 7, 2000, we filed a Form 8-K report, dated July 5, 2000, announcing the expiration of the cash tender offer for Schein common stock and that approximately 78% of the total outstanding shares of Schein had been tendered in that offer.

          On September 11, 2000, we filed a Form 8-K report, dated August 28, 2000, announcing the completion of our acquisition of Schein Pharmaceutical, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WATSON PHARMACEUTICALS, INC.
                                                   (Registrant)


                              By:              /s/ MICHAEL E. BOXER
                                 -----------------------------------------------
                                                 Michael E. Boxer
                                 Senior Vice President - Chief Financial Officer
                                          (Principal Financial Officer)


                              By:               /s/ R. CHATO ABAD
                                 -----------------------------------------------
                                                  R. Chato Abad
                                             Vice President - Finance
                                          (Principal Accounting Officer)



Dated: November 13, 2000