Form 10-K405
period 2000-12-31
WATSON PHARMACEUTICALS INC
filed 2001-03-30
CIK 884629

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


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

                   311 Bonnie Circle, Corona, CA 92880-2882
         (Address of principal executive offices, including zip code)

                                (909) 270-1400
             (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.0033 Par Value

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value, as of March 16, 2001, of Common Stock held by non-affiliates of the registrant: $5,468,020,000 based on the last reported sale price on the New York Stock Exchange.

 Number of shares of Common Stock outstanding on March 16, 2001: 105,821,868.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders, to be held on May 7, 2001, are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          WATSON PHARMACEUTICALS, INC

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                  Page
                                                                                                  ----

                                     PART I

ITEM 1.   Business...............................................................................   3

ITEM 2.   Properties.............................................................................  27

ITEM 3.   Legal Proceedings......................................................................  27

ITEM 4.   Submission of Matters to a Vote of Security Holders....................................  29

ITEM 4a.  Executive Officers of the Registrant...................................................  29

                                    PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  31

ITEM 6.   Selected Financial Data................................................................  32

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  34

ITEM 7a.  Quantitative And Qualitative Disclosures About Market Risk.............................  41

ITEM 8.   Financial Statements and Supplementary Data............................................  41

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  41

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.....................................  42

ITEM 11.  Executive Compensation.................................................................  42

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................  42

ITEM 13.  Certain Relationships and Related Transactions.........................................  42

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  43

                                    PART I

ITEM 1. BUSINESS

Overview

   Watson Pharmaceuticals, Inc. is primarily engaged in the development, manufacture, marketing and distribution of branded and off-patent (generic) pharmaceutical products. We were incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, we have grown into a diversified specialty pharmaceutical company. Currently, we market more than 28 branded pharmaceutical product-lines and approximately 140 off-patent pharmaceutical products. We also develop advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms.

   Our principal executive offices are located at 311 Bonnie Circle, Corona, California 92880.

Recent Developments

   Schein Pharmaceutical, Inc. In August 2000, we completed our acquisition of Schein Pharmaceutical, Inc. The Schein acquisition marked our entrance into the nephrology market, through Schein's branded iron replacement products, INFeD(R) (iron dextran injection) and Ferrlecit(R) (sodium ferric gluconate complex in sucrose injection). At the time of acquisition, Schein was the seventh-largest generic pharmaceutical company in the United States based on number of units sold. Schein's generic product line complemented and expanded our existing product offerings by adding a significant number of marketed products to our then existing product portfolio.

   Makoff R&D Laboratories, Inc. In November 2000, we acquired Makoff R&D Laboratories, Inc. and its rights to Ferrlecit(R). Ferrlecit(R) is an injectable iron therapy used to treat iron deficiency anemia in hemodialysis patients. The Makoff acquisition gave us ownership of the approved New Drug Application (NDA), or United States market approval, for Ferrlecit(R), greater control over the supply process for Ferrlecit(R), and enhanced our marketing capabilities with Makoff's dedicated nephrology telemarketing sales organization. It also has created a direct relationship between us and Aventis, the manufacturer of Ferrlecit(R).

   Jerome Stevens Pharmaceuticals, Inc. In October 2000, we entered into an exclusive worldwide marketing and distribution agreement with Jerome Stevens Pharmaceuticals, Inc. for Unithroid(TM), the first and currently only United States Food and Drug Administration (FDA) approved form of levothyroxine sodium, USP tablets. Levothyroxine sodium is a synthetic hormone used to treat hypothyroidism or underactive thyroid glands. A majority of patients treated for hypothyroidism are women. In 1997, the FDA adopted regulations that now require all oral forms of levothyroxine sold in the United States to be approved by the FDA. Unithroid(TM) is the first and currently only levothyroxine product with an FDA approved NDA (received in August 2000). We launched Unithroid(TM) in the United States in December 2000.

   Genelabs Technologies, Inc. In November 2000, we obtained an exclusive license to market and sell Aslera(TM) in the United States and throughout North America from Genelabs Technologies, Inc. Aslera(TM) is an investigational drug developed by Genelabs for the treatment of chronic autoimmune disease systemic lupus erythematosus, or Lupus. Lupus is a life threatening condition that causes the body's immune system to attack its own tissues, which can lead to inflammation, arthritis pain, tissue injury and major organ damage. Aslera(TM) was granted priority review designation by the FDA in October 2000, following Genelabs submission of an NDA in September 2000. The FDA grants priority review to those drugs that are designed to treat a serious condition for which there is not an adequate remedy at hand. In addition, in 1994, the FDA granted Aslera(TM) Orphan Drug designation, which provides for up to seven years of marketing exclusivity in the United States from the date of the drug's approval. Aslera(TM) has the potential to be the first new treatment of Lupus in 40 years. We expect to launch Aslera(TM) in the U.S. in 2001, assuming timely FDA approval. We are also joining forces with Genelabs to pursue other commercial applications beyond the initial indication for Aslera(TM), as well as for other products based on the active ingredient of Aslera(TM), prasterone.

Branded Pharmaceutical Products

   Newly developed pharmaceutical products are normally patented and, as a result, generally are offered by a single provider when first introduced to the market. We currently market a number of patented products. We also market certain trademarked off-patent products directly to healthcare professionals. We classify these patented and off-patent trademarked products as our branded pharmaceutical products.

   Our branded pharmaceutical business develops, manufactures and markets products primarily in three therapeutic areas: Women's Health, General Products, and Nephrology. We have targeted these therapeutic areas based predominately on their potential growth opportunities. We believe that the nature of these markets and the identifiable base of physician prescribers provide us with the opportunity to achieve significant market penetration through our specialized sales forces. Since many of our branded products are proprietary and generally realize higher profit margins, we believe that our branded products will generate more consistent earnings over a longer period, when compared to our generic products. We intend to continue to expand our branded product portfolio through internal product development, strategic alliances and strategic acquisitions. See "Growth Strategy." Sales of branded products accounted for approximately 53% of our total revenues in 2000, and are expected to account for approximately 50% of our net product sales in 2001.

 Women's Health

   We currently market a total of 10 oral contraceptives and one female hormone replacement product, primarily to obstetricians and gynecologists through our specialized sales force of approximately 167 representatives. Unithroid(TM) is also marketed by our Women's Health sales force jointly with our General Products sales force. Our Women's Health product offering is the largest, in terms of sales, within our branded pharmaceutical business and remains a key area of focus and growth potential for us. Our Women's Health branded products lines currently consist of the following:

   Watson Branded Product               Active Ingredient              Therapeutic Classification
   ----------------------   ------------------------------------------ ---------------------------
   Alora(R)                 Estradiol (transdermal patch)              Female hormone replacement
   Brevacon(R)              Norethindrone and ethinyl estradiol        Oral contraceptive
   Levora(R)                Levonorgestrel and ethinyl estradiol       Oral contraceptive
   Low-Ogestrel(R)          Norgestrel and ethinyl estradiol           Oral contraceptive
   Necon(R)                 Norethindrone and ethinyl estradiol        Oral contraceptive
   Norinyl(R)               Norethindrone and ethinyl estradiol        Oral contraceptive
   Nor-QD(R)                Norethindrone                              Oral contraceptive
   Ogestrel(R)              Norgestrel and ethinyl estradiol           Oral contraceptive
   Tri-Norinyl(R)           Norethindrone and ethinyl estradiol        Oral contraceptive
   Trivora(R)               Levonorgestrel and ethinyl estradiol       Oral contraceptive
   Unithroid(TM)            Levothyroxine sodium                       Thyroid hormone replacement
   Zovia(R)                 Ethynodiol diacetate and ethinyl estradiol Oral contraceptive

   We significantly expanded our presence in the branded oral contraceptive market in 1997 with our acquisition of several off-patent oral contraceptive brands from G.D. Searle & Company, Inc., including Trivora(R), Levora(R) and Nor-QD(R). Since 1997, we have acquired additional products to expand the portfolio of our marketed branded oral contraceptive products. We believe that our product line is well-positioned to further penetrate this market.

   In 1999, we entered the hormone replacement therapy (HRT) market by reacquiring marketing and distribution rights to Alora(R), an estradiol transdermal patch for hormone replacement. We also acquired rights to an estradiol and progestin combination hormone replacement patch product which we developed with Procter & Gamble under a prior collaborative agreement. The NDA for this product was submitted in December 1999. In October 2000, we received a Non-Approvable Letter from the FDA. The NDA was subsequently amended with additional clinical testing results and that amendment is currently under review by the FDA.

 General Products

   Our General Products offering currently consists of anti-hypertensive, neurology and psychiatry, pain management and dermatology products. The sales of our General Products are supported by a sales force of approximately 201 representatives. We currently market a total of 14 branded product-lines that we classify as General Products, including the following:

   Watson
   Branded
   Product                  Active Ingredient                 Therapeutic Classification
   -------------  -------------------------------------- -------------------------------------
   Androderm(R)   Testosterone (transdermal patch)       Male hormone replacement
   Cinobac(R)     Cinoxacin                              Antibiotic
   Condylox(R)    Podofilox                              Topical antimitotic for genital warts
   Cordran(R)     Flurandrenolide                        Topical corticosteroid
   Cormax(R)      Clobetasol propionate                  Topical corticosteroid
   Dilacor XR(R)  Diltiazem                              Anti-hypertensive
   Loxitane(R)    Loxapine succinate                     Anti-psychotic
   Maxidone(TM)   Hydrocodone bitartrate & acetaminophen Analgesic
   Microzide(R)   Hydrochlorothiazide                    Anti-hypertensive
   Monodox(R)     Doxycycline monohydrate                Antibiotic
   Norco(R)       Hydrocodone bitartrate & acetaminophen Analgesic
   Unithroid(TM)  Levothyroxine sodium                   Thyroid hormone replacement

   The Androderm(R) testosterone patch is our male HRT product. We acquired the United States and Canadian rights to Androderm(R) from Glaxo SmithKline PLC (formerly SmithKline Beecham PLC) in May 1999.

   In June 2000, we entered into a co-marketing agreement with Pharmacia Corporation for its Cleocin-T(R) line of acne products. We believe the Cleocin-T(R) line of products compliments our existing oral antibiotic product for acne, Monodox(R).

   In fourth quarter 2000, we launched three new pain management products, Maxidone(TM), Norco(R) 5/325 and Norco(R) 7.5/325. The additional dosage forms of Norco(R) are product extensions of our existing Norco(R) 10/325 product. We believe that pain management therapies will be a key growth area as physicians increasingly focus on the treatment of pain. We market our pain management products primarily to general and internal medicine practitioners and surgeons.

   In December 2000, we entered the thyroid replacement market with the introduction of Unithroid(TM), a synthetic hormone for hypothyroidism. We acquired marketing and distribution rights to Unithroid(TM) in October 2000 through an exclusive agreement with Jerome Stevens. Unithroid(TM) is marketed through our General Products and Women's Health sales forces.

   In late 2000, we redeployed members of our Oclassen(R) Dermatologics sales and marketing personnel to our Women's Health, General Products and Nephrology areas. Our branded dermatology product offerings are now promoted by our General Products sales and marketing force under the Oclassen(R) Dermatologics label.

 Nephrology

   In August 2000, we entered the nephrology market through our acquisition of Schein and its iron replacement products, INFeD(R), and Ferrlecit(R). INFeD(R) and Ferrlecit(R) are injectable products that treat iron deficiency anemia in patients with end-stage renal disease who are receiving supplemental erythropoietin therapy. INFeD(R), which was introduced in 1992, is not under patent protection and does not have marketing exclusivity. Ferrlecit(R), which was introduced in 1999, was granted a five-year exclusivity period by the FDA as a new chemical entity, which runs through June 2004. In addition, effective January 1, 2001, we received a "J-code" for Ferrlecit(R) which should allow for more uniform coverage and quicker billing procedures under Medicare throughout the United States. While INFeD(R) has been a market leader since its introduction in 1992, we are concentrating our marketing efforts on the next generation product, Ferrlecit(R). We hope to broaden the potential application of these products through expanded use in dialysis and by seeking additional indications for use in other non-dialysis iron deficiency anemia (such as, anemia associated with certain cancers and chemotherapeutic treatments and gastrointestinal disorders associated with chronic blood loss). We currently have a team of approximately 54 sales and marketing professionals promoting INFeD(R) and Ferrlecit(R) primarily to nephrologists, dialysis centers and pharmaceutical chains.

Off-Patent (Generic) Pharmaceutical Products

   When patents no longer protect a branded product, opportunities exist for third parties to introduce off-patent or generic counterparts to the branded product. These generic products are the therapeutic equivalent to their brand-name counterparts and are generally sold at prices significantly less than the branded product. As such, off-patent pharmaceuticals provide a safe, effective and cost-efficient alternative to branded products.

   We are a recognized leader in the development, manufacture and sale of off-patent pharmaceutical products. We currently market over 140 off-patent pharmaceutical products in more than 900 packaging sizes and/or dosage strengths. We target generic drugs that are difficult to formulate or manufacture or that will complement or broaden our existing product lines. Since the prices and unit volumes of our branded products will likely decrease upon the introduction of generic alternatives, we also intend to develop generic alternatives to our branded products. Sales of our generic products accounted for approximately 47% of our total revenues in 2000 and are expected to account for approximately 50% of our net product sales in 2001.

   Current examples of our portfolio of off-patent pharmaceutical products include the following:

   Watson Off-patent         Comparable
   Product                   Brand Name         Brand Holder        Therapeutic Classification
   -----------------        ------------- ------------------------- --------------------------
   Butalbital, aspirin,
    caffeine and codeine    Fiorinal(R)
    (BACC)                  w/codeine     Novartis                  Analgesic
   Bisoprolol fumarate/
    hydrochlorothiazide     Ziac(R)       Lederle Laboratories      Anti-hypertensive
   Carisoprodol             Soma(R)       Wallace Laboratories      Muscle relaxant
   Clorazepate              Tranxene(R)   Abbott Laboratories       Tranquilizer
   Dicyclomine              Bentyl(R)     Aventis Pharmaceuticals   Antispasmodic
   Doxazosin mesylate       Cardura(R)    Pfizer Laboratories       Anti-hypertensive
   Estradiol                Estrace(R)    Bristol-Myers Squibb      Female hormone replacement
   Estropipate              Ogen(R)       Pharmacia/Upjohn          Female hormone replacement
   Guanfacine               Tenex(R)      A.H. Robins               Anti-hypertensive
   Hydrocodone bitartrate/
    acetaminophen           Lorcet(R)     Forest Pharmaceuticals    Analgesic
   Hydrocodone bitartrate/
    acetaminophen           Vicodin(R)    Knoll Pharmaceuticals     Analgesic
   Lorazepam                Ativan(R)     Wyeth-Ayerst Laboratories Tranquilizer
   Loxapine succinate       Loxitane(R)   Watson                    Anti-psychotic
   Nicotine polacrilex gum  Nicorette(R)  SmithKline Beecham        Aid to smoking cessation
   Nicotine transdermal
    system                  Habitrol(R)   Ciba-Geneva               Aid to smoking cessation
   Oxycodone/acetaminophen  Percocet(R)   Endo Pharmaceuticals      Analgesic
   Pemoline                 Cylert(R)     Abbott Laboratories       Attention-deficit disorder
   Pentazocine/naloxone     Talwin Nx(R)  Sanofi-Synthelabo         Analgesic
   Propafenone
    hydrochloride           Rythmol(R)    Knoll Pharmaceuticals     Anti-arrhythmic
   Ranitidine               Zantac(R)     Glaxo Wellcome            Anti-ulcer
   Sucralfate               Carafate(R)   Aventis Pharmaceuticals   Anti-ulcer
   Sulfasalazine            Azulfidine(R) Pharmacia/Upjohn          Bowel anti-inflammatory

   The competitive nature of the generic drug industry generally requires the regular introduction of new products into our product line in order to maintain historic sales and gross margin levels. Accordingly, we have maintained a product development program designed to introduce new off-patent products on a sustained basis.

We cannot, however, guarantee that our development program will be successful in introducing products on a timely basis to maintain historic sales levels. In fact, increases in our generic sales in recent years have been largely attributable to acquisitions rather than internal product development. In addition, we have, in recent years, reduced spending on generic development activities in favor of increased spending on branded product development. We believe this trend will continue in 2001.

Revenues

   We have two reportable segments: branded and generic pharmaceutical products. We evaluate these segments based primarily on net revenues and gross profit. Summarized net revenues and gross profit information is presented in
Note 9 to our consolidated financial statements as of December 31, 2000 and the three years ended December 31, 2000. Our revenues for the three years ended December 31, 2000 were derived as follows:

                                            Years ended December 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
                                        $      %      $      %      $      %
                                     -------- ---  -------- ---  -------- ---
                                                ($ in thousands)
   Branded product sales............ $422,983  52%  357,427  51%  253,984  42%
   Off-patent product sales.........  370,809  46%  306,979  44%  329,805  54%
   Research, development and
    licensing fees..................   17,732   2%   40,484   5%   23,396   4%
                                     -------- ---  -------- ---  -------- ---
     Total revenues................. $811,524 100% $704,890 100% $607,185 100%
                                     ======== ===  ======== ===  ======== ===

   Our recent revenue growth is principally a result of our plan, begun in 1995, to diversify our business from solely a manufacturer and marketer of general pharmaceuticals and develop and expand our branded business into selected therapeutic areas.

Research and Development

   We devote significant resources to the research and development of branded and generic products and proprietary drug delivery technologies. In that regard, we incurred research and development expenditures of $67.3 million in 2000, $51.2 million in 1999 and $53.1 million in 1998. Our research and development strategy focuses primarily on the following product development areas:

  . the development of sustained-release technologies and the application of these technologies to existing drug forms;

  . the application of proprietary drug-delivery technology for new product development in specialty areas;

  . the expansion of existing oral immediate-release products with respect to additional dosage strengths;

  .  medium-to-late stage drug opportunities;

  . off-patent drugs particularly difficult to develop or manufacture, or that complement or broaden our existing product lines; and

  . off-patent drugs that target smaller specialized or under-served markets.

   Our acquisitions of Schein, Royce Laboratories Inc. and The Rugby Group, Inc. expanded our off-patent research and development resources and capabilities. Our acquisitions of Schein, Makoff and TheraTech increased our branded product development resources. As of December 31, 2000, we maintained research and development facilities in Corona, California; Danbury, Connecticut; Cincinnati, Ohio; Copiague, New York; and Salt Lake City, Utah. We are presently developing a number of branded products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs, including joint ventures. Generally, our proprietary product development emphasizes mid-to-late-stage drug opportunities in the three specialty areas where we have an existing sales and marketing presence, namely Women's Health, General Products, and Nephrology. Our off-patent product development focuses on generic drugs that are difficult to formulate or manufacture or that will complement or broaden our existing product line.

   Our current branded product development efforts include:

  . Oxytrol(TM) (Oxybutynin Patch). We are developing a proprietary oxybutynin patch for the treatment of urinary incontinence. An estimated 5% to 10% of the United States population suffers from an overactive bladder, which affects primarily post-menopausal women. Our proprietary oxybutynin patch is currently in Phase III clinical trials in the United States. Subject to the timely and successful completion of Phase III clinical trials, we intend to file an NDA in 2001. Phase II clinical trials data demonstrated that our transdermal oxybutynin patch had comparable efficacy to an immediate-release oral formulation, but had significantly lowered the incidence of dry mouth to roughly 38% of the patients treated compared with roughly 94% of recipients of the oral drug. We believe this will help differentiate our product in the marketplace should the patch receive FDA approval. This product was developed internally using the proprietary technologies we acquired through our acquisition of TheraTech.

  . Aslera(TM). In November 2000, we obtained an exclusive license to market and sell Aslera(TM) in the United States and throughout North America from Genelabs. Aslera(TM) is an investigational drug developed by Genelabs for the treatment of chronic autoimmune disease systemic lupus erythematosus, or Lupus. Aslera(TM) was granted priority review designation by the FDA in October 2000, following Genelab's submission of an NDA in September 2000. The FDA grants priority review to those drugs that are designed to treat a serious condition for which there is not an adequate remedy at hand. In addition, in 1994, the FDA granted Aslera(TM) Orphan Drug designation, which provides for up to seven years of marketing exclusivity in the United States from the date of the drug's approval. Aslera(TM) has the potential to be the first new treatment for Lupus in 40 years. We expect to launch Aslera(TM) in the United States in 2001, assuming timely FDA approval. We are also joining forces with Genelabs to pursue other commercial applications beyond the initial indication for Aslera(TM), as well as for other products based on the active ingredient of Aslera(TM), prasterone.

  . Onychomycosis Patch. We are developing a proprietary transdermal patch for the treatment of onychomycosis (fungal infection of the toe and fingernails). An estimated 15% to 20% of adults in the United States between the ages of 40 to 60 suffer from this affliction. Placebo controlled, phase II clinical trials have been conducted in 44 patients with onychomycosis. Over a 3 month dosing period in which our patches were applied daily, almost 80% of the active treated patients demonstrated global improvement as assessed by the physicians participating in the study. None of the patients on active treatment experienced a worsening of their nail infections. We intend to initiate phase III clinical trials in the United States during the second half of 2001, pending a successful end of phase II meetings with the FDA.

  . Oral Estradiol/Progesterone Product. We are developing a combination estradiol plus progesterone oral product for HRT in postmenopausal women with an intact uterus. Our product will co-administer both hormones in a patient friendly, once a day dosage form. Our product also utilizes a proprietary technology that allows for the administration of progesterone with increased bioavailability using lower doses. We intend to complete pivotal pharmacokinetic trials in the first half of 2001 and initiate phase III trials in the United States by the end of 2001, pending a successful pre-phase III meeting with the FDA.

  . Other Products in Development. Other new branded product initiatives currently under development include: expanding the Alora(R) label to include use in the treatment of oesteoporosis; a transdermal selegiline patch (which is under development by Somerset Pharmaceuticals, Inc., a joint venture between Watson and Mylan Laboratories, Inc.) for Parkinson's disease and depression; and other novel drug delivery technology initiatives.

   Our goal is to increase the number of NDAs we submit to the FDA in the future. However, product development is inherently risky and uncertain, especially when the development concerns new products for which safety and efficacy have not been established and the market for which is unproven. The development process also requires substantial time, effort and financial resources and any commercialization of a product will require prior government approval, which may not be forthcoming. We cannot be certain that we will be successful in commercializing any of the products in development on a timely basis, if at all. We also cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Growth Strategy

   We intend to grow our business through a combination of internal research and development, strategic alliances and strategic acquisitions. We believe that our three-pronged growth strategy will allow us to expand both our branded and off-patent product offerings, with the long-term goal of a mix favoring branded products. Based upon business conditions, our financial strength and other factors, we regularly reexamine our growth strategies.

   Research and development. Our internal research and development efforts are focused on developing branded and off-patent products, often times using proprietary drug delivery technologies that enhance the therapeutic benefits of existing drug forms. In the short term, we are working to, among other things, (a) develop sustained-release technologies and apply these technologies to existing drug forms, (b) develop products using our proprietary transdermal patch technologies and (c) expand our existing oral immediate-release products by introducing additional dosing strengths. See "Research and Development."

   Strategic Alliances. We intend to consider and, as appropriate, enter into strategic commercial alliances with other companies that, among other things,
(a) can provide proprietary and synergistic technologies to enhance our product offerings or provide us with marketed or late stage development products or (b) could assist us in accelerating the development of our proprietary drug delivery technologies. Our recent alliance activities include a worldwide agreement with Jerome Stevens to market and distribute Unithroid(TM) for hypothyroidism and a collaboration and license agreement with Genelabs to develop Aslera(TM), an investigational drug designed to treat Lupus.

   Strategic Acquisitions. Business and product acquisitions have accounted for a substantial portion of our growth in the last five years. Our acquisitions in 2000 of Schein and Makoff strengthened our branded and generic product portfolios. We intend to consider and, as appropriate, acquire additional businesses and products in the future, with a focus on branded or proprietary products in late-stage development.

Sales and Marketing

   We market our branded products through our specialty sales groups, which we maintain for each of our three therapeutic product areas, Women's Health, General Products and Nephrology. During late 2000, we redeployed members of our Oclassen(R) Dermatologics sales and marketing team into our General Products, Women's Health and Nephrology therapeutic areas. Our dermatology line is now promoted by our General Products sales force. Each of these sales groups focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and each offers products to satisfy the needs of these physicians. We believe this focused marketing approach enables us to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians. We have approximately 422 sales representatives that comprise our Women's Health, General Products and Nephrology specialty sales groups. We sell our branded products primarily under the "Watson Pharma" label, except for our dermatological products that we sell under the "Oclassen(R) Dermatologics" label.

   We market our off-patent products through a team of approximately 50 people involved in sales, marketing, telemarketing and administrative functions. We also market certain of our off-patent products through our

Women's Health, General Products and Nephrology specialty sales groups. We sell our off-patent products primarily under the "Watson Laboratories" label, except for our over-the-counter products that we sell under our "Rugby" label or under private label, as with our generic nicotine polacrilex gum smoking cessation product.

Customers

   We sell our pharmaceutical products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers.

   Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. McKesson HBOC, Inc. accounted for 18%, 20% and 16% of our net revenues in 2000, 1999 and 1998, respectively. Bergen Brunswig Corporation accounted for 18%, 12% and 11% of our net revenues in 2000, 1999 and 1998, respectively. Cardinal Health, Inc. accounted for 14% and 12% of our net revenues in 1999 and 2000, respectively. The loss of any of these customers could materially and adversely affect our business, results of operations or financial condition.

Competition

   The pharmaceutical industry is highly competitive. We compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Such competitors include the major brand name and off-patent manufacturers of pharmaceuticals, especially those doing business in the United States. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

   We compete in the branded product business to identify and quickly bring to market new products embodying technological innovations. Successful marketing of branded products depends primarily on the ability to communicate the effectiveness, safety and value of branded products to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our branded product offerings will support our three areas of therapeutic focus: Women's Health, General Products and Nephrology. Based upon business conditions and other factors, we regularly reexamine our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

   Our competitors in branded products include the major brand name manufacturers of pharmaceuticals such as Johnson & Johnson and American Home Products. Based on total assets, annual revenues and market capitalization, we are considerably smaller than these and other national competitors in the branded product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets.

   Revenues and gross profit derived from the sales of off-patent pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first off-patent manufacturer to receive regulatory approval for off-patent equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline. Accordingly, the level of market share, revenues and gross profit attributable to a particular off-patent product is normally related to
(a) the number of competitors in that product's market and (b) the timing of that product's regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins. In addition to off-patent competition from other off-patent drug manufacturers, we face competition from brand name companies. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other off-patent pharmaceutical companies or by marketing their own generic equivalent to their branded products.

Manufacturing, Suppliers and Materials

   The principal components used in our products are active and inactive pharmaceutical ingredients and packaging materials. We manufacture many of our own finished products at our plants in Corona, California; Danbury, Connecticut; Miami, Florida; Carmel, New York; Copiague, New York; Salt Lake City, Utah and Humacao, Puerto Rico. However, we purchase active pharmaceutical ingredients from both domestic and international sources and thus are dependent on third parties for the active ingredients used in our products. The FDA requires pharmaceutical manufacturers to identify in their drug applications the supplier(s) of all the raw materials for its products. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, any delay in the required FDA approval of a substitute supplier could interrupt manufacture of the product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, many raw materials are available only from a single source and, in many of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

   In addition, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties and other government clearances. Acts of governments outside the United States may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the United States may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable United States or foreign patents.

   We also contract with third parties for the manufacture of a number of our finished products, a significant portion of which are currently available only from sole or limited suppliers. This includes products that have historically accounted for a significant portion of our revenues and also includes a significant number of our oral contraceptive products, Ferrlecit(R), Unithroid(TM) and, if approved by the FDA, Aslera(TM). See "Risk Factors--If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, then our ability to deliver our products to the market may be impeded."

Patents and Proprietary Rights

   We believe patent protection of our proprietary products is important to our business. Our success with our branded products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued and pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. Hence, if our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.

   We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible that these agreements will be breached or will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will otherwise become known or independently developed by competitors.

   We may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how or to determine the scope and validity of the proprietary rights of others. Litigation concerning patents, trademarks, copyrights and proprietary technologies can often be protracted and expensive and, as with litigation generally, the outcome is inherently uncertain.

   Pharmaceutical companies with brand products are increasingly suing companies that produce off-patent forms of their brand name products for alleged patent and/or copyright infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an Abbreviated New Drug Application (ANDA) seeking approval of a generic equivalent to a branded drug, we may certify to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the branded drug has expired, in which case, the ANDA will not be approved by the FDA until no earlier than the expiration of such patent(s). On the other hand, we could certify that any patent listed as covering the branded drug is invalid and/or will not be infringed by the manufacture, sale or use of our generic equivalent. In that case, we are required to notify the branded product holder or the patent holder that such patent is invalid or is not infringed. The patent holder has 45 days from receipt of the notice in which to sue for patent infringement. The FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless a shorter period is deemed appropriate by a court.

   Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming, and could result in a substantial delay or prevention of the introduction of our products, any of which could have a material adverse effect on our business, financial condition or results of operations. For further information concerning litigation risks and uncertainties, see "Risk Factors--Patent, trademark and copyright litigation is becoming more widespread and can be expensive and may delay or prevent entry of our products, especially generics, into the market" and "Item 3. Legal Proceedings."

Government Regulation and Regulatory Matters

   All pharmaceutical manufacturers, including Watson, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Agency and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

   FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Consequently, there is always the chance the FDA or other applicable agency will not approve our new products, or the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations. See "Risk Factors Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities."

   All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. There are generally two types of applications for FDA approval that would be applicable to our new products:

  . New Drug Application or NDA. We file an NDA when we seek approval for drugs with active ingredients and/or with dosage strengths, dosage forms, delivery systems or pharmacokinetic profiles that have not been previously approved by the FDA. Generally, NDAs are filed for newly developed branded products or for a new dosage form of previously approved drugs.

  . Abbreviated New Drug Application or ANDA. We file an ANDA when we seek approval for off-patent, or generic, equivalents of a previously approved drug.

   The process required by the FDA before a previously unapproved pharmaceutical product may be marketed in the U.S. generally involves the following:

  .  preclinical laboratory and animal tests;

  . submission of an investigational new drug application, or IND, which must become effective before clinical trials may begin;

  . adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product for its intended use;

  . submission of an NDA containing the results of the preclinical and clinical trials establishing the safety and efficacy of the proposed product for its intended use; and

  .  FDA approval of an NDA.

   Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. We then submit the results of these studies, which must demonstrate that the product delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic results, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. In addition, an independent Institutional Review Board at the medical center proposing to conduct the clinical trials must review and approve any clinical study.

   Human clinical trials are typically conducted in three sequential phases:

  . Phase I. During this phase, the drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

  . Phase II. This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.

  . Phase III. When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

   The results of product development, preclinical studies and clinical studies are then submitted to the FDA as part of an NDA, for approval of the marketing and commercial shipment of the new product. The NDA drug development and approval process now averages approximately five to ten years.

   FDA approval of an ANDA is required before we may begin marketing an off-patent or generic equivalent of a drug that has been approved under an NDA, or a previously unapproved dosage form of a drug that has been approved under an NDA. The ANDA approval process generally differs from the NDA approval process in that it does not require new preclinical and clinical studies; instead, it relies on the clinical studies establishing safety and efficacy conducted for the previously approved drug. The ANDA process, however, requires data to show that the ANDA drug is bioequivalent (i.e., therapeutically equivalent) to the previously approved drug. "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates whether the rate and extent of absorption of an off-patent drug in the body are substantially equivalent to the previously approved drug. "Bioavailability" establishes the rate and extent of absorption, as determined by the time dependent concentrations of a drug product in the bloodstream needed to produce a therapeutic effect. The ANDA drug development and approval process generally takes less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product.

   Among other things, supplemental NDAs or ANDAs are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted or other requirements are satisfied.

   To obtain FDA approval of both NDAs and ANDAs, our manufacturing procedures and operations must conform to FDA quality system and control requirements generally referred to as current Good Manufacturing Practices, or cGMP, as defined in Title 21 of the U.S. Code of Federal Regulations. These regulations encompass all aspects of the production process from receipt and qualification of components to distribution procedures for finished products. They are evolving standards; thus, we must continue to expend time, money and effort in all production and quality control areas to maintain compliance. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements. See "Risk Factors--Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities."

   We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the Drug Enforcement Administration and other authorities, which conduct periodic inspections to assess compliance with applicable regulations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes comply with cGMP and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if deficiencies are found at that facility. Our vendors that supply us finished products or components used to manufacture, package and label products are subject to similar regulation and periodic inspections.

   Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

   Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA's review of NDAs, ANDAs or other product applications enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us. For further information regarding our regulatory compliance and other risks associated with government regulation, see "Risk Factors--Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities."

   The Generic Drug Enforcement Act of 1992 established penalties for wrongdoing in connection with the development or submission of an ANDA. Under this Act, the FDA has the authority to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market off-patent drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending NDA, ANDA or other regulatory submissions under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

   Reimbursement levels include Medicare, Medicaid and other federal and state medical assistance programs established according to statute and government regulations and policy. Federal law requires that all pharmaceutical manufacturers rebate a percentage of their revenues arising from Medicaid-reimbursed prescription drug sales to individual states. The required rebate is currently 11% of the average manufacturer price for sales of Medicaid-reimbursed products marketed under ANDAs. For sales of Medicaid-reimbursed products marketed under NDAs, manufacturers are required to rebate the greater of approximately 15% of the average manufacturer price or, the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period.

   Recently, there has been enhanced political attention and governmental scrutiny at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. See "Risk Factors--Government actions in connection with third-party reimbursement programs may adversely affect our business." See also "Item 3. Legal Proceedings."

   In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as Health Maintenance Organizations (HMOs) and Managed Care Organizations
(MCOs), authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payors increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations and financial condition. Due to the uncertainty surrounding reimbursement of newly approved pharmaceutical products, reimbursement may not be available for some of our products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payors may reduce the demand for, or negatively effect the price of, those products.

   Federal, state and local laws of general applicability, such as laws regulating working conditions, also govern our company. In addition, we are subject, as are all manufacturers generally, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment. We do not expect the costs of complying with such environmental provisions to have a material effect on our earnings, cash requirements or competitive position in the foreseeable future.

   Recently, the U.S. Federal Trade Commission (FTC) announced its intention to conduct a study of whether brand-name and generic drug manufacturers have entered into agreements, or have used other strategies, to delay competition from generic versions of patent-protected drugs. The FTC's announcement, and subsequent study, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with branded pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. For example, Watson and its subsidiary, The Rugby Group, have been named in a number of lawsuits seeking to recover on behalf of various classes of plaintiffs in connection with an allegedly anticompetitive arrangement between Bayer AG and its affiliates, Barr Laboratories, Inc., Hoechst Marrion Roussel (HMR) and The Rugby Group concerning Bayer's Cipro(R) product and its generic equivalent. The arrangement in question was entered into prior to our acquisition of The Rugby Group from HMR, and we believe that to the extent liability exists, if at all, we are entitled to indemnification from HMR for the defense of such cases and for any liability that may arise out of such cases. See "Item 3. Legal Proceedings." However, the impact of the FTC's study, and the potential private-party lawsuits associated with arrangements between brand-name and generic drug manufacturers is uncertain, and could have an adverse effect on us. See "Risk Factors--Federal regulation of arrangements between manufacturers of brand-name and generic drugs could affect Watson."

   Continuing studies of the proper utilization, safety and efficacy of pharmaceuticals and other health care products are being conducted by industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing.

Seasonality

   Our business, taken as a whole, is not materially affected by seasonal factors.

Employees

   As of December 31, 2000, we had approximately 3,000 full-time employees, none of whom are represented by labor unions. Of our employees, approximately 350 are engaged in research and development, 1,260 in manufacturing, 320 in quality assurance and quality control, 615 in sales and marketing, and 455 in administration. We believe our relations with our employees are good.

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   We caution the reader that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statement which may have been deemed to have been made in this report or which are otherwise made by us or on our behalf. For this purpose any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", "continue" or "pursue", or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

   Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

  . the success of our product development activities and uncertainties related to the timing or outcome of such activities;

  . the timing with which regulatory authorizations and product roll-out may be achieved, if at all;

  .  our ability to retain key personnel;

  . our ability to adequately protect our technology and enforce our intellectual property rights;

  . our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

  . the outcome of litigation involving Watson (including patent, trademark and copyright litigation), and the costs, expenses and possible diversion of management's time and attention arising from such litigation;

  . our ability to obtain and maintain a sufficient supply of products to meet market demand in a timely manner;

  . our ability to timely and cost effectively integrate into our operations the companies that we acquire, including Makoff and Schein;

  . our dependence on sole source suppliers and the risks associated with a production interruption or shipment delays at such suppliers;

  . the scope, outcome and timeliness of any governmental, court or other regulatory action (including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA);

  . the availability on commercially reasonable terms of raw materials and other third party sourced products;

  .  our exposure to product liability and other lawsuits and contingencies;

  . our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

  . the market acceptance of our products and the impact of competitive products and pricing;

  . our ability to successfully compete in both the branded and generic pharmaceutical product sectors;

  . our quarterly results, which have fluctuated in the past, may continue to fluctuate; and

  . other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

   We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the Section entitled "Risk Factors". These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

   We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this report.

 Risks Associated With Investing In The Business Of Watson

In order to remain profitable and continue to grow and develop our business, we are dependent on successful product development and commercialization of newly developed products. If we are unable to successfully develop or commercialize new products, our operating results will suffer.

   Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new branded and off-patent pharmaceutical products in a timely manner. These new products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. Products currently in development by Watson may or may not receive the regulatory approvals necessary for marketing by Watson or other third-party partners. Furthermore, the development and commercialization process is time-consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. In addition, the commercialization of off-patent products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of the off-patent product by up to 30 months. In some cases, such patents have issued and been listed with FDA after the key chemical patent on the branded drug product has expired or been litigated. See "Item 3. Legal Proceedings." If any of our products, if and when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products, including failing to maintain our manufacturing facilities in compliance with all applicable regulatory requirements, could cause our operating results to suffer. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

   In addition, we have made substantial investments in collaborative and joint venture programs and may use collaborations and joint ventures to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners which may be competitors of ours in certain markets. In many instances we will not control these collaborations and joint ventures or the commercial exploitation of the licensed products, and can not assure you that these ventures will be profitable. Although restrictions contained in certain of these programs have not had a material adverse impact on the marketing of our own products to date, any such marketing restriction could affect future revenues and have a material adverse effect on our operations. Our results of operations may suffer if existing collaborative or joint venture partners withdraw, or if these products are not timely developed, approved or successfully commercialized.

We are dependent on key personnel for our continued growth and development. Loss of such key personnel could cause our business to suffer.

   The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of certain of our executive officers. In this regard, Allen Chao, Ph.D., Chairman, Chief Executive Officer and President of Watson, was diagnosed with very early stage stomach cancer in 1999. Subsequently, he underwent successful surgery and voluntarily completed a course of chemotherapy which he elected to undertake to better ensure a complete and thorough recovery. Dr. Chao has since reported that his recovery is complete and his physicians have declared him cancer-free. Although we have other senior management personnel, a significant loss of the services of Dr. Chao or other key personnel could cause our business to suffer. We have entered into employment agreements with all of our senior executive officers, including Dr. Chao. We do not carry key-man life insurance on any of our officers. In March 2001, Fred Wilkinson resigned as our Chief Operating Officer and Senior Vice President of Sales and Marketing to become Chief Executive Officer and President of Columbia Laboratories, Inc.

If we are unable to adequately protect our technology or enforce our patents, we may be less able to successfully exploit such technology or use such patents to secure an advantage over our competitors.

   Although we have not experienced significant problems to date, our success with the patented brand name products that we have developed may depend in part on our ability to obtain patent protection for such products. We currently have a number of United States and foreign patents issued and pending. However, if our patent applications are not approved, or, if approved, if such patents are not upheld in a court of law, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished.

   We also rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, customers, employees and consultants. It is possible that these agreements will be breached or that they will not be enforceable in every instance, and that we will not have adequate remedies for any such breach. It is also possible that our trade secrets will become known or independently developed by our competitors.

From time to time we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain.

   We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit our products may be inhibited or prevented.

Patent, trademark and copyright litigation is becoming more widespread and can be expensive and may delay or prevent entry of our products, especially generics, into the market.

   Litigation concerning patents, trademarks, copyrights and proprietary technologies can be protracted and expensive. Additionally, pharmaceutical companies with patented brand products are increasingly suing companies that produce off-patent generic forms of their patented brand name products for alleged patent and/or copyright infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an ANDA seeking approval of a generic equivalent to a branded drug, we may certify to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the branded drug has expired, in which case, the ANDA will not be approved by FDA until no earlier than the expiration of such listed patent(s). On the other hand, we could certify that any patent listed as covering the branded drug is invalid or will not be infringed by the manufacture, sale or use of our generic equivalent. In that case, we are required to notify the branded product holder or the patent holder that such patent is not infringed or is invalid. The patent holder has 45 days from receipt of the notice in which to sue for patent infringement. The FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless a shorter period is deemed appropriate by a court. Since a large part of our business involves the development, manufacture and marketing of off-patent products, there is a risk that such a brand company may sue us for alleged patent, trademark and/or copyright infringement or other violations of intellectual property rights. There is also a risk that a third party could sue us for alleged patent, trademark and/or copyright infringement or other violation of intellectual property rights in connection with our development or commercialization of a branded product. The outcome of litigation is inherently uncertain. Litigation may be costly and time consuming, and could result in a substantial delay or prevention of the introduction of our products, any of which could harm our business, financial condition, cash flows, or results of operations.

As a part of our business strategy, we plan to consider, an as appropriate, make acquisitions of businesses. Inherent in this practice is a risk that we may experience difficulty integrating the businesses of companies that we acquire, which would be disruptive to our management and operations.

   The merger of two companies involves the integration of two businesses that have previously operated independently. Difficulties encountered in integrating two businesses could harm the operating results or financial condition of the combined company's business. As a result of uncertainty following a merger and during the integration process, we could experience disruption in our business or employee base. There is also a risk that key employees of a merged company may seek employment elsewhere, including with competitors. If we and a merger partner are not able to successfully blend our respective products and technologies to create the advantages that the merger is intended to create, it may adversely affect our results of operations, our ability to develop and introduce new products and the market price of our shares. Furthermore, there may be overlap between the products or customers of Watson and the merged company that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

   In addition, as a result of acquiring businesses or entering into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development charges. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. These charges could adversely affect our results of operations for particular quarterly or annual periods; however, we would not expect such charges to have a material adverse effect upon our financial condition.

As part of our business strategy, we intend to pursue transactions that may cause us to experience significant charges to earnings that may adversely affect our stock price and financial condition.

   We regularly review potential transactions related to technologies, products and product rights and businesses complementary to our business. Such transactions could include, but are not limited to, mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. In the future, we may choose to enter into such transactions at any time. During the fourth quarter of 2000, we recorded a special, one-time charge in the amount of $22.4 million for certain Makoff merger and related expenses, including transaction costs for professional fees and severance, contract termination and asset impairment costs. Depending upon the nature of any transaction, we may experience significant charges to earnings, which could be material, and could possibly have an adverse impact upon the market price of our stock. For example, in connection with the TheraTech, Inc. merger in January 1999, we recorded merger-related expenses of $20.5 million in the first quarter of 1999. In addition, in connection with the Schein acquisition in August 2000, we announced on September 12, 2000, that our earnings per share would be adversely affected for the third and fourth quarters of 2000 and the first quarter of 2001 due to lower than anticipated product sales of Schein, aggressive generic pricing competition in our branded dermatology line and higher than anticipated goodwill and operating expenses associated with the Schein acquisition. Total product rights, other identifiable intangible assets and goodwill from the Schein acquisition aggregated approximately $900 million (generally amortized over a 20-25 year period). In the third quarter of 2000, we recorded a charge of $125 million related to the Schein merger for purchased, in-process research and development expenses. If we were to enter into similar transactions in the future, our stock price and financial condition could be adversely affected.

   As a result of potential new accounting guidelines regarding goodwill, we may be required in the future to incur charges to earnings relating to the goodwill resulting from our acquisitions. At its December 20, 2000 board meeting, the Financial Accounting Standards Board, or FASB, reached a tentative decision that purchased goodwill should not be amortized; rather it should be reviewed and accounted for using an impairment approach. Under this approach, goodwill would be reviewed for impairment, that is, written down and expensed against earnings, only in the periods in which the recorded value of goodwill is more than its fair value. Separately recognized, non-goodwill intangible assets with a definite life would continue to be accounted for under an amortization approach. The FASB published a revised Exposure Draft in the first quarter of 2001 for a 30-day comment period. A new statement is expected to be issued in the second quarter of 2001. Under the FASB's tentative new statement, goodwill amortization expense would be eliminated in future periods, however, if the fair value of our goodwill is determined at some future date to be less than its recorded value, a charge to earnings may be required. Such a charge may be in an amount that is material to our results of operations and net worth.

If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, then our ability to deliver our products to the market may be impeded.

   Some materials used in our manufactured products, and some products sold by us, are currently available only from sole or limited suppliers. Among others, this includes products that have historically accounted for a significant portion of our revenues and also includes a significant number of our oral contraceptive products, Ferrlecit(R), Unithroid(TM) and, if approved by the FDA, Aslera(TM). In the event an existing supplier should lose its regulatory status as an approved source, we would attempt to locate a qualified alternative; however, we may be unable to obtain the required components or products on a timely basis or at commercially reasonable prices. In addition, from time to time, certain of our outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products to us, causing supply delays or interruptions. To the extent such difficulties cannot be resolved within a reasonable time, and at reasonable cost, or we are required to qualify a new supplier, our profit margins and market share for the affected product could decrease, as well as delay our development and sales and marketing efforts.

   Our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties and other government clearances. Acts of governments outside the United States may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the United States may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable United States or foreign patents.

Government actions in connection with third-party reimbursement programs may adversely affect our business.

   Recently, there has been enhanced political attention and governmental scrutiny at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. In November 1999, Schein was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the Federal False Claims Act currently pending in the Federal District Court for the Southern District of Florida. As of the date hereof, Schein has not been served in this action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal and no details are available concerning, among other things, the various theories of liability against Schein or the amount of damages sought from Schein. We believe that the action may relate to whether allegedly improper price reporting by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. The qui tam action may seek to recover damages from Schein based on its price reporting practices. Schein has also received notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufactures led to increased payments by Medicare and/or Medicaid. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated. Any actions which may be instituted to recover damages from Schein or other affiliates based on price reporting practices, if successful, could adversely affect Watson and may have a material adverse effect on our business results of operations and financial condition.

   In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payors increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the United States, the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations and financial condition. Due to the uncertainty surrounding reimbursement of newly approved pharmaceutical products, reimbursement may not be available for some of Watson's products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of, those products and could harm significantly our business, results of operations and financial condition.

Federal regulation of arrangements between manufacturers of brand-name and generic drugs could affect Watson.

   Recently, the U.S. Federal Trade Commission (FTC) announced its intention to conduct a study of whether brand-name and generic drug manufacturers have entered into agreements, or have used other strategies, to delay competition from generic versions of patent-protected drugs. The FTC's announcement, and subsequent study, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with branded pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. For example, we and our subsidiary, The Rugby Group, have been named in a number of lawsuits seeking to recover on behalf of various classes of plaintiffs in connection with an allegedly anticompetitive arrangement between Bayer AG and its affiliates, Barr Laboratories, Inc., Hoechst Marrion Roussel, or HMR, and The Rugby Group concerning Bayer's Cipro(R) product and its generic equivalent. The arrangement in question was entered into prior to our acquisition of The Rugby Group from HMR, and we believe that to the extent liability exists, if at all, we are entitled to indemnification from HMR for the defense of such cases and for any liability that may arise out of such cases. In addition, we understand that various state and federal agencies are investigating the allegations made in these actions. The impact of the FTC's study, and the potential private-party lawsuits associated with arrangements between brand-name and generic drug manufacturers is uncertain, and could adversely affect our business (regardless of any indemnification rights we may have against third parties). See also "Item 3. Legal Proceedings."

We do not manufacture the active pharmaceutical ingredients used in the preparation of our products and are dependent on third parties for the active ingredients used in our products.

   The principal components of our products are active and inactive pharmaceutical ingredients. Generally, we do not manufacture the active pharmaceutical ingredients used in the preparation of our products. Instead, we purchase these active pharmaceutical ingredients from both domestic and international sources. The FDA requires pharmaceutical manufacturers to identify in their drug applications the supplier(s) of all the raw materials for its products. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, any delay in the required FDA approval of a substitute supplier could interrupt manufacture of the product. The qualification of a new supplier could materially and adversely affect our profit margins and market share for the product, as well as delay our development and sales and marketing efforts. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, many raw materials are available only from a single source and, in many of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist. Any interruption of supply could negatively impact our ability to manufacture our products. In addition, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties and other government clearances. Acts of governments outside the United States may affect the price or availability of raw materials needed for the development or manufacture of drugs. In addition, recent changes in patent laws in jurisdictions outside the United States may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable United States or foreign patents.

The testing, marketing and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive.

   The design, development and manufacture of our products involve an inherent risk of product liability claims and associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. Although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against Watson, whether covered by insurance or not, could adversely affect our financial condition and/or results of operations and cash flows.

 Risks Relating To Investing In The Pharmaceutical Industry

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities.

   All pharmaceutical companies, including Watson, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Agency (DEA) and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

   We are subject to periodic inspection of our facilities, procedures and operations and/or the testing of its products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current good manufacturing practices, or cGMP, and other FDA regulations.

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

   Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA's review of new drug applications, or NDAs, or ANDAs, or other product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

   In connection with an FDA inspection of our Corona, California facility in December 1998, the FDA issued a warning letter in January 1999. The warning letter related to our quality systems and cGMP compliance, including areas such as documentation, training and laboratory controls. The FDA conducted additional inspections of our Corona facility in the first and fourth quarters of 1999. At the close of each of these inspections, the FDA issued to Watson a Form 483 notice listing observations made during those inspections. The observations from the first quarter inspection generally related to our quality systems and cGMP compliance including areas such as laboratory controls, documentation, investigations, training, data review and validation. The observations from the fourth quarter inspection generally related to our quality systems and cGMP compliance including areas such as training and documentation.

   We have initiated and continue to implement quality improvements at our Corona facility. Among other things, these quality improvements seek to address deficiencies noted by the FDA in the warning letter and the Form 483 notices. However, to date, the FDA has not performed a comprehensive cGMP inspection of the Corona facility to determine the sufficiency and adequacy of these quality improvements. We cannot predict the timing of any subsequent FDA inspections or what the outcome of such inspections will be. In 2000, we received three ANDA approvals from our Corona facility, one in each month of July, September and October of 2000, and received approval of an ANDA supplement from our Corona facility in August 2000. In February 2001, we received three ANDA approvals from our Corona facility.

   In connection with a January 1999 inspection of our Miami, Florida facility, the FDA issued a warning letter in April 1999. In that warning letter, the agency commented that observations about inadequate investigations, documentation and training had appeared in past inspection reports (although the FDA acknowledged that a number of these had occurred prior to our purchase of the Miami facility in 1997). The FDA conducted a follow-up inspection of our Miami facility in the first quarter of 2000. At the close of this inspection, the FDA issued a Form 483 notice listing observations that related to our quality systems and cGMP compliance, including areas such as validation and investigations. We have initiated and continue to implement quality improvements at our Miami facility.

   Based on a follow-up inspection conducted in the first quarter of 2000, the Florida District Office of the FDA recommended to the FDA's Center for Drug Evaluation and Research, or CDER, approval of pending ANDAs from the Miami facility. The Florida District Office found that sufficient corrections have been made to now recommend approval of our ANDAs. The recommendation of the Florida district office is not binding on CDER since final action on product applications is the responsibility of CDER. We cannot predict whether or when CDER will approve the pending applications from our Miami facility. However, CDER has approved three ANDAs from our Miami facility since the time the Florida District Office made its approval recommendation, one in each month of March, September, and December of 2000. In January 2001, we received one ANDA approval from our Miami facility.

   On July 29, 1999, the FDA concluded an inspection of Schein's Marsam Pharmaceuticals, Inc. sterile manufacturing facility, located in Cherry Hill, New Jersey. Schein is a wholly owned subsidiary of Watson and Marsam is a wholly owned subsidiary of Schein. At the close of the inspection, Marsam received a Form 483 detailing the FDA's inspectional observations and noting a number of significant deficiencies in current good manufacturing practices. During the inspection, Marsam initiated actions to address a number of the FDA's inspectional observations by voluntarily recalling all Marsam products within expiry and suspending manufacturing and testing activities. In September 1999, Marsam submitted its response to the FDA's inspectional observations, together with its proposed corrective action plan (Marsam corrective action plan). A corrective action plan is a systematic approach to assure that processes, quality assurance and quality control programs, validation programs, employee training, and management controls comply with cGMP regulations. On March 3, 2000, Marsam received a warning letter from the FDA relating to the observations made during the inspection. This FDA warning letter also acknowledged the commitments Schein made under the Marsam corrective plan. Schein has confirmed in meetings with FDA representatives its approach to addressing current cGMP deficiencies at Marsam on a voluntary basis. Marsam is currently ineligible to receive new product approvals. After reviewing strategic alternatives, including divestiture, for the Marsam facility, we are currently in the process of closing down Marsam's operations and liquidating its assets.

   On September 10, 1998, the United States, on behalf of the FDA, based on actions it filed in Federal Court in the Southern District of New York on September 9, 1998 and the District of Arizona on September 10, 1998, initiated seizures of drugs and drug related products manufactured by Schein's Steris Laboratories, Inc. facility located in Phoenix, Arizona. Steris is a wholly owned subsidiary of Schein. The action alleged certain instances in which the Steris facility, located in Phoenix, Arizona, was not operating in conformity with cGMP regulations. The actions resulted in the seizure of all drugs and drug related products in Schein's possession manufactured at the Steris facility and halted the manufacture and distribution of Schein's Steris Laboratories, Inc. manufactured products.

   On October 16, 1998, Steris and certain of its officers, without admitting any allegations of the complaints and disclaiming any liability in connection therewith, entered into a consent agreement with the FDA. Under the terms of the consent agreement, Steris is required, among other things, to demonstrate through independent certification that Steris' processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The consent agreement also provides for independent certification of Steris' management controls, quality assurance and quality control programs, and employee cGMP training. It further requires that Steris develop a timeline and corrective action plan for implementing these actions and for expert certification with respect to matters covered in previous FDA inspections of the facility. Steris has submitted to the FDA the corrective action plan provided for under the consent agreement (Steris corrective action plan) and is implementing the Steris corrective action plan.

   As a result of the consent agreement, Steris has divided its product line into three categories: products that it will seek to manufacture under expedited certification procedures under the consent agreement, products that it will seek to manufacture once it satisfies all conditions under the consent agreement and products it has decided not to manufacture in the near term. Expedited certification procedures apply for certain products that are particularly important to the medical community because they are primarily or exclusively available from Schein or that are particularly significant to Schein.

   In October 1998, Schein resumed commercial distribution of INFeD(R), its branded injectable iron product, from existing inventory. In the second quarter of 1999, Schein began distribution of newly manufactured lots of INFeD(R) under the consent agreement and, in the fourth quarter of 1999, Schein resumed the manufacture of one other product deemed medically necessary under the expedited certification procedures in the consent agreement. On February 11, 2000, the FDA concluded an inspection at Steris.

   Steris is currently ineligible to receive new product approvals, and we cannot predict when Steris will resume manufacturing additional products. In March 2000, Schein resumed certain manufacturing and distribution under the expedited certification procedures provided in the consent agreement. Newly manufactured products must undergo certification by independent experts and review by the FDA prior to commercial distribution. On August 25, 2000, Schein announced that the FDA had authorized it to monitor its commercial distribution of INFeD(R) without certification by independent third-party consultants. We are currently reviewing strategic alternatives, including divestiture, for the Steris facility.

   There can be no assurance that the FDA will determine that we have adequately corrected the deficiencies at our operating sites, that subsequent inspectional observations will not result in additional deficiencies at the sites discussed above or at our other operating sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or Supplements to such applications by Watson or its subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA's review of product applications, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business. Additionally, significant delays in the review or approval of applications for new products or in complying with the requirements of the Marsam corrective action plan, the Steris corrective action plan or the consent agreement or any additional requirement resulting from any subsequent FDA inspectional observations at our facilities could materially harm our business, results of operation and financial condition.

   The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always the chance that the FDA or other applicable agency will not approve products, or that the rate, timing and cost of such approvals, will adversely affect our product introduction plans or results of operations.

The pharmaceutical industry is highly competitive.

   Our competitors vary depending upon categories, and within each product category, upon dosage strengths and drug-delivery systems. These competitors include the major brand name and off-patent manufacturers of pharmaceuticals, especially those doing business in the United States. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation, service, and access to technical information. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.

Because we are smaller than many of our national competitors in the branded pharmaceutical products sector, we may lack the financial and other resources needed to maintain our profit margins and to capture increased market share in this sector.

   The intensely competitive environment of the branded product business requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products to healthcare professionals in private practice, group practices and managed care organizations. Our branded pharmaceutical business operates primarily in the following therapeutic areas: Women's Health, General Products and Nephrology. In this regard, we announced on January 12, 2001 that we had redeployed members of our Oclassen(R) Dermatologics brand sales force to the Women's Health, General Products and Nephrology therapeutic areas in order to strategically support and leverage the expanding brand franchise. The General Products sales force will continue to promote our dermatology product line in addition to its current product offerings. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. These competitors include the major brand name manufacturers of pharmaceuticals, such as Johnson & Johnson and American Home Products. Based on total assets, annual revenues, and market capitalization, we are smaller than these and other national competitors in the branded product arena. These competitors, as well as others, have been in business for a longer period of time than Watson, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

   Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including Watson. For the year ended December 2000, our three largest customers accounted for 18%, 18% and 14%, individually, of our net revenues. The loss of any of these customers could materially and adversely affect our business, results of operations and financial condition.

ITEM 2. PROPERTIES

   We conduct our operations using a combination of owned and leased properties. We believe that these facilities are suitable for the purpose for which we use them.

   Our owned properties consist of facilities used for research and development, manufacturing, warehouse, storage, distribution and administrative functions. These properties are located in Corona, California; Miami, Florida; Carmel, New York; Copiague, New York; and Humacao, Puerto Rico;, and total approximately 928,000 square feet. Outside of the United States, we own a 10,000 square foot raw material processing facility in Coleraine, Northern Ireland and a majority interest in a 90,000 square foot pharmaceutical facility located in Changzhou City, People's Republic of China.

   Properties that we lease in the United States are located throughout the country and include a distribution center, research and development, manufacturing, warehouse, sales and marketing, and administrative facilities. These leased properties total approximately 572,000 square feet and are subject to lease terms that expire between 2001 and 2005. In addition, a 39-year lease on approximately seven acres of land will expire in 2033. Many of these leases have renewal options available to us. We have also leased a 32,000 square foot manufacturing facility in Corona through 2004 from a related party trust.

   We acquired two injectable pharmaceutical manufacturing facilities as part of our acquisition of Schein, Steris Laboratories, Inc. and Marsam Pharmaceuticals, Inc. We are in the process of seeking strategic alternatives for Steris, including its divestiture. We are also in the process of closing down Marsam's operations and liquidating its assets.

   We believe that we have sufficient facilities to conduct our operations during 2001. However, we continue to evaluate the purchase or lease of additional properties, as our business requires.

ITEM 3. LEGAL PROCEEDINGS

   Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group and certain other company affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of March 15, 2001, approximately 1,700 cases have been filed against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. We believe that we will be fully indemnified by Hoechst Marion Roussel, Inc. (HMR) for the defense of all such cases and for any liability that may arise out of these cases. HMR is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company. Additionally, we may have recourse against the manufacturing defendants in these cases.

   In August 1999, Watson Laboratories, Inc. filed suit in the United States District Court for the Central District of California against Rhone-Poulenc Rorer, Inc. and certain of its affiliates (collectively, RPR)
(Watson Laboratories, Inc. v. Rhone-Poulenc Rorer, Inc., et. al.). The suit seeks unspecified damages, restitution and injunctive relief from RPR for unfair competition and breach of contract arising under certain agreements related to our June 1997 acquisition of certain worldwide rights to the Dilacor(R) XR product and its generic equivalent from RPR, including RPR's failure to fulfill its supply obligations to the company for the Dilacor XR(R) product and its generic equivalent. In November 1999, RPR answered the Company's first amended complaint, denying its material allegations, and filed a counterclaim for declaratory relief. In January 2000, the company responded to the counterclaim, denying its material allegations. The trial is scheduled for June 2001.

   In June 1999, a suit was filed against Watson (William Higuchi and Setsuko Higuchi v. Watson Pharmaceuticals, Inc.) in the United States District Court for the District of Utah. The plaintiffs allege that they were holders of TheraTech, Inc. stock certificates and were entitled to receive Watson stock certificates free of any restrictive legends in connection with our acquisition of TheraTech. The complaint contends, among other things, that we breached our obligation to the plaintiffs by initially issuing Watson stock certificates that contained restrictive legends and by unreasonably delaying issuance of certificates without restrictive legends, during which time the trading prices of our stock declined. The complaint includes various tort and contract claims, and seeks consequential damages of approximately $11,500,000 and punitive damages. In January 2000, the Company responded to the complaint, denying its material allegations. We believe that we have substantial meritorious defenses to the plaintiffs' claims and intend to vigorously defend the action. We also believe that, to the extent liability exists, if at all, we may be entitled to indemnification and/or contribution from third parties. The trial is scheduled for April 2001.

   Beginning in July 2000, a number of suits have been filed against Watson, a Watson subsidiary, The Rugby Group and other Watson entities in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. As of March 15, 2001, a total of approximately 34 cases have been filed against Watson, The Rugby Group and other Watson entities. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson's acquisition of The Rugby Group from HMR, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer's brand drug, Cipro(R). The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In addition, we understand that various state and federal agencies are investigating the allegations made in these actions. We intend to vigorously defend the Company in these actions. We also believe that to the extent liability exists, if at all, we are entitled to indemnification from HMR for the defense of such cases and for any liability that may arise out of such cases.

   Recently, there has been enhanced political attention and governmental scrutiny at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. In November 1999, Schein was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the Federal District Court for the Southern District of Florida. Schein has not been served in this action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal and no details are available concerning, among other things, the various theories of liability against Schein or the amount of damages sought from Schein. We believe that the qui tam action relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam action may seek to recover damages from Schein based on its price reporting practices. Schein has also received notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufactures led to excessive payments by Medicare and/or Medicaid. Other state and federal inquiries regarding pricing and reimbursements issues are anticipated. Any actions which may be instituted to recover damages from Schein or its affiliates based on price reporting practices, if successful, could adversely affect the Company and may have a material adverse effect on our business, results of operations and financial condition.

   On March 14, 2001, Watson Pharma, Inc., Watson Laboratories, Inc. and Danbury Pharmacal, Inc., (the Watson parties) filed a lawsuit in the United States District Court for the District of Columbia against Bristol-Myers Squibb Company (BMS) (Watson Pharma, Inc., et. al. v. Bristol-Myers Squibb Company). The suit seeks unspecified treble damages and injunctive relief for violations of the Sherman Act and violations of the District of Columbia monopolization statute in connection with a series of acts allegedly undertaken by BMS to unlawfully block competition in the buspirone market. Among other things, the suit alleges that on February 26, 2001, BMS filed a patent infringement action against the Company and Danbury Pharmacal, Inc. in the United States District Court for the District of Connecticut, and on February 27, 2001, filed another lawsuit against the Company in the United States District Court for the Central District of California alleging the same infringement claims, in an attempt to illegally forestall generic competition for buspirone. The Company has not yet responded to the lawsuits filed by BMS, but believes it has substantial meritorious defenses.

   Watson and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Below are our executive officers as of March 29, 2001.

              Name             Age Principal Position with Registrant
              ----             --- ----------------------------------
   Allen Chao, Ph.D. ........   55 Chairman, Chief Executive Officer and President
   Michael E. Boxer..........   39 Senior Vice President and Chief Financial Officer
   Donald A. Britt, Sr. .....   52 Senior Vice President, Quality Assurance
   Maria Chow................   46 Senior Vice President, Manufacturing Operations
   Charles D. Ebert, Ph.D. ..   47 Senior Vice President, Research and Development
   Robert C. Funsten.........   41 Senior Vice President, General Counsel and Secretary
   David C. Hsia, Ph.D. .....   56 Senior Vice President, Scientific Affairs

Allen Chao, Ph.D.

   Allen Chao, Ph.D., 55, a co-founder of the Company, has been our Chief Executive Officer of the Company since 1985, Chairman since May 1996 and President since February 1998. Dr. Chao serves on the Board of Directors of Somerset Pharmaceuticals, Inc., a research and development pharmaceutical company, which is fifty percent (50%) owned by the company. Dr. Chao also serves on the Board of Directors of Accuray, Inc., a developer of medical devices for the treatment of cancers. Dr. Chao served as Director of Pharmaceutical Technology and Packaging Development at Searle Laboratories, Inc. from September 1979 to August 1983, where he had overall responsibility for new product implementation and new pharmaceutical technology development. He received a Ph.D. in industrial and physical pharmacy from Purdue University in 1973.

Michael E. Boxer

   Michael E. Boxer, age 39, has served as our Senior Vice President and Chief Financial Officer since June 1999. Previously he served as our Chief Financial Officer since July 1998. Before joining Watson, Mr. Boxer was President of The Enterprise Group, a financial advisory firm, which provided consulting services to Watson. From 1991 to 1997, he was Vice President of the Health Care Group at Furman Selz, LLC, a New-York-based investment bank. While at Furman Selz, Mr. Boxer participated in our public financings and our acquisition of Oclassen Pharmaceuticals, Inc. Mr. Boxer received an M.B.A. from the University of Chicago in 1991.

Donald A. Britt, Sr.

   Donald A. Britt, Sr., age 52, has served as Senior Vice President, Quality Assurance of the company since August 2000. Previously he served Schein Pharmaceutical, Inc. as its Senior Vice President, Quality since

January 2000. From May 1999 through January 2000, Mr. Britt was Senior Vice President QA/QC and Compliance for Centocor, Inc. From February 1996 through May 1999 he was initially Vice President of World Wide Quality for Rhone-Poulenc Rorer, Inc. and subsequently named Senior Vice President for
World Wide and Health, Safety and Environment for Aventis S.A. Mr. Britt began his career with assignments in production and quality prior to joining Glaxo where he spent 11 years in positions of increasing responsibility, culminating with his assignment as Corporate Director of Quality Assurance. In 1994, he joined Fisons as Vice President of Quality. Mr. Britt has a B.S. in Chemistry from the University of South Carolina.

Maria Chow

   Maria Chow, age 46, has served as Senior Vice President, Manufacturing Operations since March 2001 and has been a Vice President of Watson Laboratories, Inc., a subsidiary of the Company, since 1992. Ms. Chow received her B.S. in Business Administration from California State University, Long Beach in 1979.

Charles D. Ebert, Ph.D.

   Charles D. Ebert, Ph.D., age 47, has served as Senior Vice President, Research and Development since May 2000; previously he served as Senior Vice President, Proprietary Research and Development of the company since June 1999. Before, Dr. Ebert served TheraTech as its Senior Vice President, Research and Development since 1992, and as its Vice President, Research and Development from 1987 to 1992. Prior to joining TheraTech, he was Director of Research and Development at Cygnus Therapeutic Systems from 1986 to 1987 where he directed the development of transdermal products. From 1984 to 1986, he was Senior Research Scientist and Manager in the Systems Development Group of Ciba-Geigy Corporation, responsible for the development of new transdermal, gastrointestinal and mucosal drug delivery systems. Dr. Ebert received his B.S. in Biology from the University of Utah in 1977 and his Ph.D. in Pharmaceutics from the University of Utah in 1981.

Robert C. Funsten

   Robert C. Funsten, age 41, has served as Senior Vice President, General Counsel and Secretary of the company since June 1999. Previously, Mr. Funsten was the Vice President, General Counsel and Secretary of the company from December 1998 to June 1999, and was Vice President, Legal Affairs of the company from July 1998 to December 1998. Before joining the company, Mr. Funsten was the Vice President and General Counsel of Chiron Vision Corporation, an ophthalmic surgical device company, from August 1995 to June 1998 and previously served as its Vice President and Corporate Counsel from November 1993 to August 1995. Prior to joining Chiron Vision Corporation, Mr. Funsten was in private practice at Stradling, Yocca, Carlson & Rauth. Mr. Funsten received a J.D. from Stanford School of Law in 1986.

David C. Hsia, Ph.D.

   David C. Hsia, Ph.D., age 56, has served as our Senior Vice President, Scientific Affairs since May 1995 and has been a Vice President of Watson since 1985. Dr. Hsia is also co-founder of the company. He has been involved in the development of pharmaceutical formulations for oral contraceptives, sustained-release products and novel dosage forms. Dr. Hsia received a Ph.D. in industrial and physical pharmacy from Purdue University in 1975.

   Our executive officers are typically appointed annually by the Board of Directors, hold office until their successors are chosen and qualified, and may be removed at any time by the affirmative vote of a majority of the Board. We have employment agreements with each of our executive officers. David Hsia is the brother-in-law of Allen Chao. There are no other family relationships between any director and executive officer of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the New York Stock Exchange under the symbol "WPI." The following table sets forth the quarterly high and low share price information for the periods indicated:

       Year ended December 31, 2000:                               High   Low
       -----------------------------                              ------ ------
       First quarter............................................. $45.75 $33.69
       Second quarter............................................  54.69  37.50
       Third quarter.............................................  71.50  48.13
       Fourth quarter............................................  67.88  42.25

       Year ended December 31, 1999:
       -----------------------------
       First quarter............................................. $62.94 $37.06
       Second quarter............................................  47.50  30.50
       Third quarter.............................................  40.31  28.00
       Fourth quarter............................................  43.31  26.50

   As of March 16, 2001, we estimate that there were approximately 80,000 holders of our common stock, including those who held in street or nominee name.

   We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                    SELECTED CONSOLIDATED FINANCIAL DATA(1)

                                         Years Ended December 31,
                               ------------------------------------------------
                                 2000      1999      1998      1997      1996
                               --------  --------  --------  --------  --------
                                (in thousands, except earnings per share)
INCOME STATEMENTS:
Net revenues.................  $811,524  $704,890  $607,185  $369,260  $265,461
Cost of sales(2).............   371,781   234,340   212,041   132,531   108,816
                               --------  --------  --------  --------  --------
    Gross profit.............   439,743   470,550   395,144   236,729   156,645
                               --------  --------  --------  --------  --------
Royalty income...............       --        --        --     14,249    27,162
                               --------  --------  --------  --------  --------
Operating expenses:
  Research and development...    67,294    51,158    53,077    38,033    42,112
  Selling, general and
   administrative............   161,652   127,864   113,344    64,372    50,727
  Amortization...............    55,215    29,986    22,469     7,213       386
  Merger and related
   expenses(3)...............    22,350    20,467       --     14,718       --
  Charge for acquired in-
   process research and
   development(4)............   125,000       --     13,000       --        --
                               --------  --------  --------  --------  --------
    Total operating
     expenses................   431,511   229,475   201,890   124,336    93,225
                               --------  --------  --------  --------  --------
    Operating income.........     8,232   241,075   193,254   126,642    90,582
                               --------  --------  --------  --------  --------
Other income (expense):
  Equity in (loss) earnings
   of joint ventures.........    (2,461)   (2,591)    6,788    10,694    17,909
  Gain on sales of
   securities(5).............   358,561    44,275       --        --        --
  Interest and other income..    15,354     4,845     8,235    13,536    11,937
  Interest expense...........   (24,284)  (11,192)   (8,255)   (1,417)   (1,620)
                               --------  --------  --------  --------  --------
    Total other income, net..   347,170    35,337     6,768    22,813    28,226
                               --------  --------  --------  --------  --------
    Income before income tax
     provision, extraordinary
     item and cumulative
     effect of change in
     accounting principle....   355,402   276,412   200,022   149,455   118,808
Provision for income taxes...   184,678    93,751    78,248    54,800    35,522
                               --------  --------  --------  --------  --------
Income before extraordinary
 item and cumulative effect
 of change in accounting
 principle...................   170,724   182,661   121,774    94,655    83,286
Extraordinary loss on early
 retirement of debt, net of
 taxes of $730(6)............    (1,216)      --        --        --        --
Cumulative effect of change
 in accounting principle, net
 of taxes of $7,208(7).......   (12,013)      --        --        --        --
                               --------  --------  --------  --------  --------
    Net income...............  $157,495  $182,661  $121,774  $ 94,655  $ 83,286
                               ========  ========  ========  ========  ========
Basic earnings per share.....  $   1.55  $   1.85  $   1.25  $   0.99  $   0.90
                               ========  ========  ========  ========  ========
Diluted earnings per share...  $   1.52  $   1.82  $   1.22  $   0.97  $   0.86
                               ========  ========  ========  ========  ========
Weighted average shares
 outstanding, basic..........   101,430    98,500    97,460    95,240    92,900
                               ========  ========  ========  ========  ========
Weighted average shares
 outstanding, diluted........   103,575   100,520   100,140    97,830    96,300
                               ========  ========  ========  ========  ========

                                              At December 31,
                             --------------------------------------------------
                                2000       1999       1998      1997     1996
                             ---------- ---------- ---------- -------- --------
                                               (in thousands)
BALANCE SHEET DATA:
Current assets.............  $  831,345 $  459,918 $  328,305 $281,157 $359,778
Working capital............     550,905    309,137    222,335  171,706  316,639
Total assets...............   2,579,898  1,465,581  1,138,231  824,011  535,198
Long-term debt.............     483,272    150,365    151,381   10,270   12,873
Liabilities-acquired rights
 and businesses............      19,907     55,925     53,851   99,659      --
Deferred tax liabilities...     255,968     87,060     54,512   36,887   12,226
Total stockholders'
 equity....................   1,547,969  1,058,908    802,897  612,535  464,668

--------
(1) The company merged with Makoff R&D Laboratories, Inc. in 2000, with TheraTech, Inc. in 1999 and with Oclassen Pharmaceuticals, Inc. and Royce Laboratories, Inc. in 1997. These transactions were all accounted for under the pooling of interests accounting method, and accordingly, the selected consolidated financial data in Item 6 includes the results of operations of these businesses for all periods presented.

    In October 1997, the company effected a two-for-one stock split in the form of a 100% stock dividend. All share and per share amounts reflect the stock split.

(2) In the fourth quarter of 2000, Watson recorded an integration related charge of $22.2 million to rationalize its product lines and evaluate certain production and administrative facilities. This charge, which was primarily recorded to cost of sales, is discussed further in Note 2 to the consolidated financial statements.

(3) Merger expenses of $22.4 million in 2000, $20.5 million in 1999 and $14.7 million in 1997 relate to the company's acquisitions of Makoff, TheraTech, Oclassen and Royce, as discussed in (1) above.

(4) Charges for acquired in-process research and development of $125 million in 2000 and $13 million in 1998 relate to the company's acquisitions of Schein Pharmaceutical, Inc. and The Rugby Group, Inc., respectively. These charges are discussed further in Note 2 to the consolidated financial statements.

(5) Watson sold 7.3 million common shares and 1.1 million common shares of Andrx Corporation in 2000 and 1999, respectively. Gross realized gains of $358.6 million and $44.3 million were recorded from these sales in each respective year. At December 31, 2000, the company owned approximately 2.7 million common shares of Andrx.

(6) Reflects the write-off of a portion of deferred financing costs associated with a $100 million prepayment of debt in September 2000.

(7) Reflects the impact of the adoption of Staff Accounting Bulletin 101 (SAB
    101) on revenue recognition effective January 1, 2000. Pro forma amounts of income before extraordinary item, net income and related diluted earnings per share, assuming the retroactive application of SAB 101 for the years ended December 31, 1998 through 2000 (previous amounts were not material) are as follows:

                                                       2000     1999     1998
                                                     -------- -------- --------
     Income before extraordinary item............... $170,724 $177,296 $112,308
     Net income..................................... $169,508 $177,296 $112,308
     Diluted earnings per share..................... $   1.64 $   1.76 $   1.12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. We discuss such risks and uncertainties under the caption "Forward-Looking Statements" in Item 1 of this Form 10-K.

GENERAL

   Watson is a pharmaceutical company primarily engaged in the development, production, marketing and distribution of both branded and generic (off-patent) pharmaceutical products. The company was incorporated in 1985 and began operations as a manufacturer and marketer of generic pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, we have grown into a diversified specialty pharmaceutical company. Currently, Watson markets 28 branded pharmaceutical product lines and approximately 140 generic pharmaceutical products. Watson also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drugs.

   The following discussion of the company's financial condition and results of operations should be read in conjunction with the company's consolidated financial statements and notes thereto included elsewhere in this report. As more fully described in Note 2 of the company's consolidated financial statements, we acquired Makoff R&D Laboratories, Inc. (Makoff) on November 15, 2000. Makoff is a developer, licensor and marketer of pharmaceutical products and medical foods relating to the management of kidney disease. We accounted for this acquisition under the pooling-of-interests method, and accordingly, this discussion and the consolidated financial statements for all periods presented include the results of operations of Makoff.

   We completed our acquisition of Schein Pharmaceutical, Inc. (Schein), during the third quarter of 2000. Schein has a branded business focused in the area of nephrology for the management of iron deficiency and anemia and develops, manufactures and markets a broad line of generic products. The aggregate purchase price of $825 million to acquire all the outstanding Schein shares consisted of (a) approximately $510 million in cash, (b) the issuance of approximately 5.4 million Watson common shares with a market value of approximately $300 million, and (c) direct transaction costs of approximately $15 million. In addition, we assumed short-term liabilities with a fair value of approximately $375 million (principally debt that was subsequently retired) and long-term liabilities with a fair value of approximately $5 million. We accounted for this acquisition under the purchase method of accounting, and accordingly, Schein's results of operations are included in our consolidated financial statements from the date of acquisition.

   Our principal executive offices are located at 311 Bonnie Circle, Corona, California 92880.

FINANCIAL HIGHLIGHTS

   For the year ended December 31, 2000, Watson reported net income of $157.5 million, or $1.52 per diluted share, compared with 1999 net income of $182.7 million, or $1.82 per diluted share. In 1998, we reported net income of $121.8 million, or $1.22 per diluted share.

   Net income for 2000 included the following non-recurring items: (a) a charge of $125 million for purchased in-process research and development, or IPR&D, (b) integration-related costs of $22.2 million associated with our acquisitions of Makoff and Schein in 2000, (c) a $22.4 million charge for merger and related expenses associated with our acquisition of Makoff, (d) a charge of $13 million related to a collaboration and licensing agreement with Genelabs Technologies, Inc. (Genelabs), (e) an extraordinary loss on early retirement of debt of $1.2 million (net of taxes of $0.7 million), (f) a charge of $12 million (net of taxes of $7.2 million) for the cumulative effect of a change in the accounting method for revenue recognition and (g) a gain of $358.6 million from the sale in 2000 of shares of Andrx common stock.

   Net income for 1999 included the following non-recurring items: (a) a charge of $20.5 million for merger and related expenses related to our 1999 acquisition of TheraTech, Inc. (TheraTech), (b) an income tax benefit of

$9.8 million related to changes in income tax regulations associated with the utilization of net operating loss carryforwards, and (c) a gain of $44.3 million from the 1999 sale of Andrx common shares.

   Net income for 1998 included a non-recurring charge of $13 million for IPR&D associated with our acquisition of The Rugby Group, Inc. (Rugby).

ACQUISITIONS

   In addition to our acquisitions of Makoff and Schein, we completed a number of other acquisitions of businesses and products during the three years ended December 31, 2000. For more information, see Note 2 to the accompanying consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

   The following table presents Watson's consolidated statements of income in thousands of dollars and as percentages of net revenues. We have restated the data for 1999 and 1998 to include the results of operations of Makoff (in thousands of dollars and as percentages of net revenues):

                                      For the Years Ended December 31,
                                   -------------------------------------------
                                       2000           1999           1998
                                   -------------  -------------  -------------
                                      $       %      $       %      $       %
                                   --------  ---  --------  ---  --------  ---
Net revenues.....................  $811,524  100% $704,890  100% $607,185  100%
Cost of sales....................   371,781   46   234,340   33   212,041   35
                                   --------  ---  --------  ---  --------  ---
  Gross profit...................   439,743   54   470,550   67   395,144   65
                                   --------  ---  --------  ---  --------  ---
Operating expenses:
 Research and development........    67,294    8    51,158    7    53,077    9
 Selling, general and
  administrative.................   161,652   20   127,864   19   113,344   19
 Amortization....................    55,215    7    29,986    4    22,469    4
 Merger and related expenses.....    22,350    3    20,467    3       --   --
 Charge for acquired in-process
  research and development.......   125,000   15       --   --     13,000    2
                                   --------  ---  --------  ---  --------  ---
  Total operating expenses.......   431,511   53   229,475   33   201,890   34
                                   --------  ---  --------  ---  --------  ---
  Operating income...............     8,232    1   241,075   34   193,254   31
                                   --------  ---  --------  ---  --------  ---
Other income (expense):
 Equity in (loss) earnings of
  joint ventures.................    (2,461) --     (2,591) --      6,788    1
 Gain on sales of securities.....   358,561   44    44,275    6       --   --
 Interest and other income.......    15,354    2     4,845    1     8,235    1
 Interest expense................   (24,284)  (3)  (11,192)  (2)   (8,255)  (1)
                                   --------  ---  --------  ---  --------  ---
  Total other income, net........   347,170   43    35,337    5     6,768    1
                                   --------  ---  --------  ---  --------  ---
Income before income tax
 provision, extraordinary item
 and cumulative effect of change
 in accounting principle.........   355,402   44   276,412   39   200,022   32
Provision for income taxes.......   184,678   23    93,751   13    78,248   12
                                   --------  ---  --------  ---  --------  ---
Income before extraordinary item
 and cumulative effect of change
 in accounting principle.........   170,724   21   182,661   26   121,774   20
Extraordinary loss on early
 retirement of debt, net of taxes
 of $730.........................    (1,216) --        --   --        --   --
Cumulative effect of change in
 accounting principle, net of
 taxes of $7,208.................   (12,013)  (2)      --   --        --   --
                                   --------  ---  --------  ---  --------  ---
  Net income.....................  $157,495   19% $182,661   26% $121,774   20%
                                   ========  ===  ========  ===  ========  ===

YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

   Net revenues for the year ended December 31, 2000 were $811.5 million, compared to $704.9 million in 1999, an increase of $106.6 million or 15%. This revenue growth was attributable to our increased sales of both branded and generic products. Watson's branded product growth was attributable largely to sales of our nephrology products (acquired in the Schein acquisition), increased sales of our women's health products and sales of branded products launched during the fourth quarter of 2000. We recorded lower sales of our branded products Monodox(R) and Dilacor XR(R) in 2000, due primarily to increased generic competition. Our growth in generic product sales was attributable primarily to sales of our nicotine polacrilex gum, sales of the generic products we acquired in the Schein acquisition and certain products launched in 2000.

   Increased generic sales were partially offset by our phase-out of certain products acquired in the Rugby acquisition and lower sales of estradiol and certain strengths of our hydrocodone products. These generic products experienced significant competition in 2000, which we anticipate will continue in 2001. During 2000, branded products accounted for approximately 53% of our net product sales and generic products accounted for approximately 47% of our net product sales. In 2001, we expect branded products will comprise one-half of our total product sales, with the balance provided by sales of our generic products.

   Our overall gross profit margin on product sales decreased to 53% in 2000 from 65% in 1999. This decline was primarily due to price competition in the generic market and limited new generic product introductions. In the third and fourth quarters of 2000, we implemented certain cost reduction strategies at our manufacturing facilities. We expect our overall gross margin will improve in 2001 due to these cost reduction strategies, the integration initiatives discussed below, and new product introductions anticipated in 2001. We believe our 2001 overall gross margin percentage will be in the range of the mid- to upper-fifties. Our achievement of this projected overall gross margin is dependent on our successful implementation of the cost reduction strategies, our successful integration of the companies we have acquired and the launches in 2001 of certain anticipated new products.

   We recorded an integration charge in the fourth quarter of 2000 that also reduced our gross profit margin in 2000. This charge was associated with the integration of acquired businesses as we implemented several initiatives to rationalize our product lines and production and administrative facilities. The total integration charge was $22.2 million, $19.9 million of which was due to the write-down of certain inventories and was charged to cost of sales. The balance of the charge was related to discontinued research and development commitments ($1.4 million), severance costs associated with the termination of approximately 20 employees ($0.6 million) and lease termination costs ($0.3 million).

   Research and development expenses increased to $67.3 million in 2000, compared to $51.2 million in 1999. This increase was largely attributable to costs associated with our collaboration and license agreement with Genelabs. In this arrangement, during the fourth quarter of 2000 we expensed $13 million that was primarily related to a non-refundable license fee we paid for the exclusive North American rights to Aslera(TM), a development stage proprietary product. In 2000, we continued to focus on our branded product development and decreased spending on certain generic product development projects. In this regard, spending on clinical studies for branded products increased in 2000, while administrative costs were lower due to efficiencies realized from the 1999 consolidation of our proprietary development program. In 2001, we expect our research and development spending to increase, with a continued emphasis on the development of branded products.

   Selling, general and administrative expenses increased to $161.7 million in 2000, compared to $127.9 million in 1999. The largest contributor to this increase was the additional selling, general and administrative costs that resulted from the combination of our operations with those of Schein. The addition of Schein's nephrology division, in particular, caused our operating costs to increase in the last six months of 2000. Also during 2000, we expanded our sales force in the women's health area and, overall, incurred higher advertising and promotional expenses. In addition, we incurred higher professional fees in 2000, primarily due to increased legal costs associated with certain patent-related and litigation matters. In 2001, we anticipate that selling, general and administrative expenses will increase from 2000 levels as we continue to expand the branded component of our business.

   Amortization expense in 2000 increased to $55.2 million, compared to $30 million in 1999. We recorded additional amortization in 2000 related to the intangible assets recorded in the Schein acquisition. In addition, we recorded a full year of amortization expense on our 1999 product acquisitions. We expect amortization expense to increase in 2001 as we record a full year of amortization on the intangible assets related to the Schein acquisition.

   In the fourth quarter of 2000, we acquired Makoff and recorded a charge of $22.4 million for merger and related expenses. This charge consisted of transaction costs for investment banking fees, professional fees and other costs of $13.6 million and closing costs of $8.8 million. The $8.8 million closing costs consisted of employee termination costs for approximately 50 employees ($4.7 million), asset impairment costs ($2.5 million) and lease and contract termination costs ($1.6 million). As of December 31, 2000, we had paid $12.9 million of transaction and closure costs and had charged-off the impaired assets of $2.5 million. In 1999, we recorded a nonrecurring $20.5 million charge related to our acquisition of TheraTech. The 1999 charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million).

   In the third quarter of 2000, we recorded a charge of $125 million for the write-off of in-process research and development related to our acquisition of Schein. Watson, in conjunction with an independent valuation firm, based this charge on an assessment of the value of purchased research and development at Schein. This charge is discussed further in Note 2 to the consolidated financial statements. We incurred no such charge in 1999.

   In 2000, we sold approximately 7.3 million shares of common stock of Andrx Corporation. The net proceeds from these sales totaled $381.5 million. We recorded a pre-tax gain on these sales of $358.6 million. In 1999, we sold 1.1 million shares of Andrx common stock, received net proceeds of $54.6 million and recorded a pre-tax gain of $44.3 million from these sales.

   We recorded a loss of $2.5 million from our investment in joint ventures in 2000, primarily due to our share of Somerset Pharmaceuticals, Inc.'s 2000 loss. Somerset is a joint venture in which we and Mylan Laboratories, Inc. each hold a fifty percent interest. Somerset manufactures and markets a single product, Eldepryl(R), for the treatment of Parkinson's disease. In 1999, we incurred a loss of $2.6 million from Somerset. The 2000 loss resulted from research and development spending by Somerset to develop alternative indications for selegiline (the active compound of Eldepryl(R)). We believe that Somerset will continue to experience losses in near-term future periods and expect that our share of such losses will approximate the loss we recorded in 2000.

   Interest and other income in 2000 increased to $15.4 million from $4.8 million in 1999, due primarily to higher 2000 cash balances as a result of the proceeds received from the Andrx sales discussed above. We anticipate our average cash balances to be lower in 2001, and accordingly, expect interest income earned in 2001 to be lower than interest income in 2000.

   Interest expense in 2000 increased to $24.3 million from $11.2 million in 1999, due primarily to interest expense on debt incurred in July 2000 in connection with the Schein acquisition. Interest expense was offset by approximately $7.1 million of interest capitalized during the year ended December 31, 2000. In 2001, we anticipate that interest expense will increase, as the borrowings related to the Schein acquisition are expected to be outstanding for the full year.

   Our income tax provision for 2000 reflected a 52% effective tax rate on pre-tax income, compared to 34% for 1999. The difference in the effective tax rate from 1999 to 2000 was primarily the result of non-deductible IPR&D charges and amortization expense related to goodwill recorded in 2000, both of which were from the Schein acquisition. We also incurred certain non-deductible merger costs in 2000 related to our acquisition of Makoff. In addition, our 1999 effective tax rate was reduced by changes in income tax regulations related to limitations on the use of acquired net operating loss carryforwards. As a result of these tax law changes, we recorded a one-time $4.1 million reduction in income tax expense in third quarter 1999 and also recognized a reduction in our overall effective tax rate during the last three quarters of 1999.

   Effective January 1, 2000, we adopted Staff Accounting Bulletin 101 (SAB
101) issued by the Securities and Exchange Commission in December 1999. SAB 101 requires sales to be recognized, among other things, when the risk of ownership transfers to the customer. Watson now records revenues and the related cost of revenues from product sales in accordance with SAB 101. Our revenues from milestone payments, research, development and licensing agreements are now recognized based on the "contingency-adjusted performance model." Under this method, Watson recognizes such revenues over the contract performance period, subject to the elimination of contingencies for individual milestones. As a result of adopting SAB 101, we recorded a cumulative adjustment in the first quarter of 2000 of $12 million (net of income taxes of $7.2 million).

YEAR ENDED DECEMBER 31, 1999 COMPARED TO 1998

   Net revenues for the year ended December 31, 1999 were $704.9 million, compared to $607.2 million for the year ended December 31, 1998, an increase of $97.7 million or 16%. This revenue growth was attributable to increased sales of branded products, primarily our core branded products and women's health products acquired in the fourth quarter of 1998. These sales increases were partially offset by lower sales of Dilacor XR(R) and its generic equivalent, diltiazem, due to supply interruptions at Watson's former third party supplier.

   Our overall sales of generic products were lower in 1999 compared to 1998. This was primarily the result of our phasing-out a number of products, beginning in mid-1998, that were obtained in our acquisition of Rugby, reduced sales of diltiazem as discussed previously, and increased price competition in 1999. In 1999, branded products accounted for approximately 54% of net product sales, compared to approximately 43% in 1998. Our gross profit margin on product sales increased to 65% in 1999 from 63% in 1998, largely due to the higher margins typically generated by branded products.

   Research and development expenses decreased to $51.2 million in 1999 from $53.1 million in 1998. This decrease was due to a combination of efficiencies realized upon consolidation of TheraTech's proprietary drug development program into the company-wide program during 1999, as well as timing differences among the various development projects between the two years.

   Selling, general and administrative expenses increased to $127.9 million in 1999 from $113.3 million in 1998. Selling and marketing expenses accounted for most of the increase, while general and administrative costs were essentially flat year over year. Watson incurred higher personnel-related expenses in 1999 due to the expansion of its branded products sales force. During 1999, we added new sales force personnel in the women's health and general products sales groups. In addition, we increased promotional spending in support of the women's health products acquired in the fourth quarter of 1998.

   Amortization expense increased to $30 million in 1999 from $22.5 million in 1998 due primarily to our acquisition of certain women's health products in the fourth quarter of 1998 and the 1999 purchases of Androderm(R) and Alora(R) transdermal products.

   During the first quarters of 1999 and 1998, Watson recorded non-recurring charges related to its acquisitions of TheraTech and Rugby, respectively. In the TheraTech acquisition, we recorded a special charge of $20.5 million for merger and related expenses. This charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to Watson. The $9.4 million of closure costs consisted of employee termination costs ($3.9 million), non-cash facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). As of December 31, 1999, we had paid all material merger-related costs and charged off all applicable assets. In the first quarter of 1998, we recorded a non-recurring charge of $13 million for in-process research and development costs associated with our acquisition of Rugby.

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

   In November 1999, we sold approximately 1.1 million common shares of our investment in Andrx. Watson recognized a gain of $44.3 million from these sales. At December 31, 1999, we owned 5 million Andrx shares, which was approximately 15.8% of the total Andrx common shares outstanding at that date.

   Interest and other income decreased to $4.8 million in 1999 from $8.2 million in 1998 because cash, cash equivalents and marketable securities were higher in 1998 following our issuance of $150 million of senior unsecured notes in May 1998. Interest expense increased in 1999 as these senior notes were outstanding for the full year.

   The provision for income taxes of $93.8 million for 1999 reflects an overall tax rate of 34%, while the $78.2 million provision for 1998 reflects an overall rate of 40%. The lower effective tax rate in 1999 is primarily attributable to June 1999 changes in income tax regulations relating to the "separate return limitation year" (SRLY) limitations on the use of acquired net operating loss carryforwards. Previously, we had maintained a valuation allowance against certain deferred tax assets related to acquired net operating loss carryforwards because of uncertainty as to their future realization under the SRLY limitations. With the June 1999 change in the SRLY rules, management determined that those carryforwards would be realized. Therefore, we have reversed the related valuation allowance and reduced our 1999 income tax provision by $9.8 million. Based on the tax year in which these carryforwards will be deductible, $4.1 million of that total was recorded as a one-time reduction in income tax expense during second quarter 1999, and the remaining $5.7 million was recognized through a reduction in Watson's effective tax rate during the final three quarters of 1999. In addition, approximately $2.8 million of valuation allowance was released during 1999, when Watson determined that the deferred tax assets to which it had related would be realized.

LIQUIDITY AND CAPITAL RESOURCES

   Watson's working capital increased to $550.9 million at December 31, 2000 from $309.1 million at December 31, 1999, due primarily to 2000 net income of approximately $157.5 million and the December 31, 2000 classification of our investment in Andrx common stock as marketable securities. Our most significant sources of cash during 2000 were the proceeds from borrowings ($501 million), proceeds from sales of securities ($383 million) and cash received from exercises of stock options and warrants ($110 million). Significant uses of cash in 2000 were the purchase of Schein common shares and other Schein related acquisition expenses ($519 million), cash used to retire Schein indebtedness and payments made on other long-term debt ($366 million), payments of federal and state income taxes ($163 million), which were considerably higher in 2000 due to the gains on sales of Andrx common stock, and an increased investment in inventories to help reduce the risk of potential intermittent future supply interruptions. Our 2000 investment in property and equipment amounted to $34.3 million and consisted primarily of additions to machinery and equipment. We expect to spend approximately $50 million in property and equipment additions during 2001.

   In July 2000, we entered into a credit agreement with a bank and a consortium of lenders that included a $500 million term loan facility and a $200 million revolving credit facility that is available for working capital and other needs. The $500 million term loan was drawn upon in its entirety, which we used, along with approximately $250 million in cash on hand, to pay off certain existing Schein indebtedness and to purchase approximately 26 million shares of Schein common stock through a cash tender offer. Quarterly principal payments on the term loan borrowings begin at $15 million per quarter in the first year and increase thereafter. Any outstanding borrowings under the credit agreement mature in July 2005. In September 2000, we paid $100 million of principal on the term loan facility, plus the required $15 million payment.

   The interest rate under this credit agreement was fixed at the London Interbank Offered Rate (LIBOR) plus 1.375% through December 31, 2000 (approximately 8.2% at December 31, 2000). Beginning January 2001, the margin over LIBOR is determined based on a leverage test, with the margin increasing and decreasing in 1/8% increments based on an interest rate grid. The interest rate is subject to adjustment each quarter, based on a leverage ratio, and the LIBOR rate is also subject to market fluctuations. The variable interest rate feature of this credit agreement has increased our exposure to interest rate risk. The annual impact on our results of operations of a 100 basis point interest rate change on this credit agreement (based on the December 31, 2000 outstanding balance) would be approximately $2.5 million after tax.

   Under the credit agreement, we are subject to customary financial and other operational covenants. As of February 28, 2001, we had not drawn any funds from the $200 million revolving facility.

   In April 1998, we filed a shelf registration statement with the Securities and Exchange Commission that would allow us, from time to time, to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, pursuant to this registration statement, we issued $150 million of 7 1/8% senior unsecured notes due May 2008, with interest payable semi-annually in May and November. Subject to preparation of a supplement to the existing prospectus and certain other matters, the balance of this registration statement remains available for issuance at Watson's discretion.

   Watson's investment in Andrx consisted of 2.7 million Andrx common shares with a fair market value of approximately $155 million at December 31, 2000. As previously discussed, in 2000 we sold 7.3 million shares of Andrx and recorded a pre-tax gain of $358.6 million. In 2001, through February 28, 2001, we sold approximately 200,000 additional Andrx shares and received proceeds of approximately $13 million from these sales. We may sell additional Andrx common stock during 2001 and beyond.

   We do not believe that inflation has had a significant impact on the company's revenues or operations.

   Our cash and marketable securities totaled approximately $238 million at December 31, 2000. We believe that our cash and marketable securities balance, our cash flow from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months. We continue to review additional opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash, the financing sources discussed herein and financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisition or growth or to refinance existing debt. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS), No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended. SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether or not it qualifies for hedge accounting. If the derivative qualifies as a hedge, the change in its fair value will be recognized in other comprehensive income until the hedged item is recognized in earnings. Watson will adopt SFAS 133 effective January 1, 2001. Based on our current operations, the adoption of SFAS 133 is not expected to have a material impact on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As a publicly traded equity security, our investment in Andrx has exposure to price risk. The market price of Andrx common shares has been, and may continue to be, volatile. The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 1999 and 2000:

       Year Ended December 31, 2000:                               High   Low
       -----------------------------                              ------ ------
       First quarter............................................. $65.50 $20.13
       Second quarter............................................  68.31  43.63
       Third quarter.............................................  93.50  63.94
       Fourth quarter............................................  94.88  50.82
       Year Ended December 31, 1999:
       -----------------------------
       First quarter............................................. $23.13 $11.13
       Second quarter............................................  39.00  15.41
       Third quarter.............................................  39.00  28.57
       Fourth quarter............................................  29.00  19.25

   Other than our investment in Andrx, substantially all of our cash equivalents and marketable securities are at fixed interest rates and, as such, changes in market interest rates will affect the fair value of these instruments. However, all of these investments mature within one year and we believe that the market risk arising from our holding of these investments is not material. We believe that the fair value of our fixed-rate long-term debt approximates its carrying value of approximately $150 million at December 31, 2000. While changes in market interest rates may affect the fair value of our fixed-rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to the Registrant's 2001 Annual Meeting of Stockholders to be held on May 7, 2001 (the "2001 Proxy Statement").

Executive Officers

   The information concerning executive officers of Watson required under this
Item is provided under Item 4a of this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information required under this Item is incorporated herein by reference from our 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required under this Item is incorporated herein by reference from our 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required under this Item is incorporated herein by reference from our 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) 1. Consolidated Financial Statements

   The following are included herein under Item 8:

                                                                          Page
                                                                          ----
Reports of Independent Accountants.......................................  F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.............  F-5

Consolidated Statements of Income for each of the three years in the period ended December 31, 2000..........................................  F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000..........................................  F-8

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000............................. F-10

Notes to Consolidated Financial Statements............................... F-11

 (a) 2. Financial Statement Schedules

   None. All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

 (a) 3. Exhibits

 Exhibit No.                                    Description
 -----------                                    -----------
   3.1       Articles of Incorporation of the Company, and all amendments thereto, are incorporated by reference to Exhibit 3.1 to the Company's June 30, 1995 Form 10-
              Q and to Exhibit 3.1(A)
              to the Company's June 30, 1996 Form 10-Q.

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

  10.1       Industrial Real Estate Lease, with addendum, dated December 23, 1985, between
              Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company, is incorporated by reference to Exhibit 10.6 to 33-46229.

             Second Amendment thereto dated August 8, 1995 is incorporated by reference to
              Exhibit 10.1 to the Company's September 30, 1995 Form 10-Q.

             Third Amendment thereto dated August 31, 1998 is incorporated by reference to
              Exhibit 10.3 to the Company's 1998 Form 10-K.

             Fourth Amendment thereto dated March 19, 2001.

 *10.2       1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company's June 30, 1995 Form 10-Q.

             Plan amendments are incorporated by reference to Exhibit 10.6(a) to the Company's
              June 30, 1996 Form 10-Q and by reference to Exhibit 10.6(a) to the Company's
              March 31, 1997 Form 10-Q.

 *10.3       1995 Non-Employee Directors' Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company's June 30, 1995 Form 10-Q.

 Exhibit No.                             Description
 -----------                             -----------
 *10.4       Form of Key Employee Agreement. The Company has entered into a Key
              Employee Agreement in substantially the form filed herewith with each of its executive officers, who include Michael E. Boxer,
              Donald A. Britt, Sr., Allen Chao, Ph.D., Maria Chow, Charles
              Ebert, Robert C. Funsten, and David C. Hsia, Ph.D. A copy of each of these individual's Key Employee Agreements will be provided to the Staff upon request.

  10.5       Asset Purchase Agreement among the Company, G. D. Searle & Co. and
              SCS Pharmaceuticals, dated September 30, 1997, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form
              8-K dated October 16, 1997.

  10.6       Supply Agreement between the Company and G. D. Searle & Co., dated
              October 16, 1997, is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 16, 1997.

  10.7       Stock Purchase Agreement among the Company, Hoechst Marion
              Roussel, Inc. and Marisub, Inc. dated August 25, 1997 is incorporated by reference to Exhibit 10.27 to the Company's 1997
              Form 10-K.

             Amendment dated November 26, 1997 is incorporated by reference to
              Exhibit 10.27(a) to the Company's 1997 Form 10-K.

             Second Amendment dated February 27, 1998, is incorporated by reference to Exhibit 10.27(b) to the Company's 1997 Form 10-K.

  10.8       Supply and License Agreement by and between Hoechst Marion
              Roussel, Inc. and The Rugby Group, Inc. dated February 27, 1998, is incorporated by reference to Exhibit 10.28 to the Company's
              1997 Form 10-K.

  10.9       Contract Manufacturing Agreement by and between Hoechst Marion
              Roussel, Inc. and The Rugby Group, Inc., dated February 27, 1998, is incorporated by reference to Exhibit 10.29 to the Company's
              1997 Form 10-K.

  10.10      Supply Agreement by and between the Company and G. D. Searle & Co.
              dated November 18, 1998 is incorporated by reference to Exhibit
              10.2 to the Company's Current Report on Form 8-K dated November
              18, 1998.

  10.11      License Agreement between the Company and Rorer Pharmaceutical
              Products, Inc., dated June 30, 1997, is incorporated by reference to Exhibit 10.1 to the Company's Current Report 8-K dated June
              30, 1997.

 +10.12      Distribution Agreement between R&D Laboratories, Inc. and Rhone-
              Poulenc Rorer GmbH dated June 24, 1993, as amended June 28, 1994.

 +10.13      Manufacturing & Supply Agreement between R&D Laboratories, Inc.
              and Rhone-Poulenc Rorer GmbH dated December 1, 1998, as amended by that Amendment No. 1 dated in 2000.

 +10.14      Trademark Agreement between R&D Laboratories, Inc. and Rhone-
              Poulenc Rorer GmbH dated August 26, 1993, as amended by that
              Amendment No. 1 dated in 2000.

  10.15      Amended and Restated Credit Agreement dated as of August 28, 2000 among the Company, SG Cowen Securities and Societe Generale.

  21.1       Subsidiaries of the Company.

  23.1       Consent of PricewaterhouseCoopers LLP.

  23.2       Consent of Ernst & Young LLP.

  23.3       Consent of Singer Lewak Greenbaum & Goldstein LLP.

--------
*  Compensation Plan or Agreement

+ Confidential treatment will be requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the SEC.

    (b) Reports on Form 8-K:

     No Reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WATSON PHARMACEUTICALS, INC.
                                          (Registrant)

                                                     /s/ Allen Chao
                                          By: _________________________________
                                                     Allen Chao, Ph.D.
                                             Chairman, Chief Executive Officer
                                                  and President (Principal
                                                     Executive Officer)

                                                  /s/ Michael E. Boxer
                                          By: _________________________________
                                                      Michael E. Boxer
                                              Senior Vice President and Chief
                                                Financial Officer (Principal
                                                     Financial Officer)

                                                   /s/ R. Chato Abad
                                          By: _________________________________
                                                       R. Chato Abad
                                                   Vice President-Finance
                                               (Principal Accounting Officer)

Date: March 29, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

         /s/ Allen Chao              Chairman, Chief Executive     March 29, 2001
____________________________________  Officer and President
         Allen Chao, Ph.D.

     /s/ Michael J. Fedida           Director                      March 29, 2001
____________________________________
         Michael J. Fedida


     /s/ Michel J. Feldman           Director                      March 29, 2001
____________________________________
         Michel J. Feldman

      /s/ Albert F. Hummel           Director                      March 29, 2001
____________________________________
          Albert F. Hummel

      /s/ Ronald R. Taylor           Director                      March 29, 2001
____________________________________
          Ronald R. Taylor

      /s/ Andrew L. Turner           Director                      March 29, 2001
____________________________________
          Andrew L. Turner

       /s/ Fred G. Weiss             Director                      March 29, 2001
____________________________________
           Fred G. Weiss

                         INDEX TO FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Reports of Independent Accountants.......................................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.............................   F-5

Consolidated Statements of Income for each of the three years in the period ended
 December 31, 2000.......................................................................   F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended
 December 31, 2000.......................................................................   F-8

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000.................................................................  F-10

Notes to Consolidated Financial Statements...............................................  F-11

All financial statement schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Watson Pharmaceuticals, Inc.

   In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Makoff R&D Laboratories, Inc. (Makoff), a wholly owned subsidiary, which statements reflect total assets of $10,036,000 at December 31, 1999 and total net revenues of $10,658,000 and $5,992,000 for the years ended December 31, 1999 and 1998, respectively. In addition, we did not audit the financial statements TheraTech, Inc. (TheraTech), a wholly owned subsidiary, which statements reflect total net revenues of $40,045,000 for the year ended December 31, 1998. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Makoff and TheraTech, is based solely on the reports of each of the respective other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the respective reports of other auditors provide a reasonable basis for our opinion.

   As discussed in Note 1 to the consolidated financial statements, the Company changed its method of recognizing revenue during the year ended December 31, 2000.

PricewaterhouseCoopers LLP

Los Angeles, California
February 12, 2001

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Directors and Stockholders
Makoff R&D Laboratories, Inc.

   We have audited the consolidated balance sheets of Makoff R&D Laboratories, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years in the period ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Makoff R&D Laboratories, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 25, 2000, except
 for the second paragraph
 of Note 19, as to which
 the date is March 15, 2000

                        REPORT OF INDEPENDENT AUDITORS

The Stockholder
TheraTech, Inc.

   We have audited the consolidated balance sheet of TheraTech, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheraTech, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Salt Lake City, Utah
February 5, 1999

                          WATSON PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
                       ASSETS
Current assets:
 Cash and cash equivalents...........................   $   66,194   $  108,172
 Marketable securities...............................      171,452       13,865
 Accounts receivable, net of allowances for doubtful
  accounts of $4,170 and $3,385......................       85,703      198,963
 Assets held for disposition.........................      142,067          --
 Inventories.........................................      248,945      109,077
 Prepaid expenses and other current assets...........       30,084       10,026
 Deferred tax assets.................................       86,900       19,815
                                                        ----------   ----------
  Total current assets...............................      831,345      459,918
Property and equipment, net..........................      194,487      139,603
Investments and other assets.........................      109,521      291,642
Product rights and other intangibles, net............    1,444,545      574,418
                                                        ----------   ----------
                                                        $2,579,898   $1,465,581
                                                        ==========   ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses...............   $  200,965   $   77,659
 Income taxes payable................................       18,935       33,550
 Current portion of long-term debt...................       52,882        2,114
 Current liability from acquisitions of products and
  businesses.........................................        7,658       37,458
                                                        ----------   ----------
  Total current liabilities..........................      280,440      150,781
Long-term debt.......................................      483,272      150,365
Long-term liability from acquisitions of products and
 businesses..........................................       12,249       18,467
Deferred tax liabilities.............................      255,968       87,060
                                                        ----------   ----------
  Total liabilities..................................    1,031,929      406,673
                                                        ----------   ----------
Commitments and contingencies
Stockholders' equity:
 Preferred stock; no par value per share; 2,500,000
  shares
  authorized; none outstanding.......................          --           --
Common stock; $0.0033 per share par value;
 500,000,000 shares authorized; 105,600,200 and
 98,853,000 shares issued............................          348          326
Additional paid-in capital...........................      758,760      399,424
Retained earnings....................................      706,693      551,628
Accumulated other comprehensive income...............       82,168      107,530
                                                        ----------   ----------
  Total stockholders' equity.........................    1,547,969    1,058,908
                                                        ----------   ----------
                                                        $2,579,898   $1,465,581
                                                        ==========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Net revenues..................................... $811,524  $704,890  $607,185
Cost of sales....................................  371,781   234,340   212,041
                                                  --------  --------  --------
    Gross profit.................................  439,743   470,550   395,144
                                                  --------  --------  --------
Operating expenses:
  Research and development.......................   67,294    51,158    53,077
  Selling, general and administrative............  161,652   127,864   113,344
  Amortization...................................   55,215    29,986    22,469
  Merger and related expenses....................   22,350    20,467       --
  Charge for acquired in-process research and
   development...................................  125,000       --     13,000
                                                  --------  --------  --------
    Total operating expenses.....................  431,511   229,475   201,890
                                                  --------  --------  --------
    Operating income.............................    8,232   241,075   193,254
                                                  --------  --------  --------
Other income (expense):
  Equity in (loss) earnings of joint ventures....   (2,461)   (2,591)    6,788
  Gain on sales of securities....................  358,561    44,275       --
  Interest and other income......................   15,354     4,845     8,235
  Interest expense...............................  (24,284)  (11,192)   (8,255)
                                                  --------  --------  --------
    Total other income, net......................  347,170    35,337     6,768
                                                  --------  --------  --------
    Income before income tax provision,
     extraordinary item and cumulative effect of
     change in accounting principle..............  355,402   276,412   200,022
Provision for income taxes.......................  184,678    93,751    78,248
                                                  --------  --------  --------
Income before extraordinary item and cumulative
 effect of change in accounting principle........  170,724   182,661   121,774
Extraordinary loss on early retirement of debt,
 net of taxes of $730............................   (1,216)      --        --
Cumulative effect of change in accounting
 principle, net of taxes of $7,208...............  (12,013)      --        --
                                                  --------  --------  --------
Net income....................................... $157,495  $182,661  $121,774
                                                  ========  ========  ========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                    (In thousands, except per share amounts)

                                                      Years Ended December 31,
                                                     ---------------------------
                                                       2000      1999     1998
                                                     --------  -------- --------
Basic earnings per share:
  Income before extraordinary item and cumulative
   effect of change in accounting principle........  $   1.68  $   1.85 $   1.25
  Extraordinary loss on early retirement of debt...     (0.01)      --       --
  Cumulative effect of change in accounting
   principle, net of taxes.........................     (0.12)      --       --
                                                     --------  -------- --------
    Net income.....................................  $   1.55  $   1.85 $   1.25
                                                     ========  ======== ========

Diluted earnings per share:
  Income before extraordinary item and cumulative
   effect of change in accounting principle........  $   1.65  $   1.82 $   1.22
  Extraordinary loss on early retirement of debt...     (0.01)      --       --
  Cumulative effect of change in accounting
   principle, net of taxes.........................     (0.12)      --       --
                                                     --------  -------- --------
    Net income.....................................  $   1.52  $   1.82 $   1.22
                                                     ========  ======== ========

Pro forma amounts assuming the accounting change is
 applied retroactively (See Note 1):
  Income before extraordinary item.................  $170,724  $177,296 $112,308
                                                     ========  ======== ========
  Net income.......................................  $157,495  $177,296 $112,308
                                                     ========  ======== ========
  Net income per share, basic......................  $   1.55  $   1.80 $   1.15
                                                     ========  ======== ========
  Net income per share, diluted....................  $   1.52  $   1.76 $   1.12
                                                     ========  ======== ========

Weighted average shares outstanding:
  Basic............................................   101,430    98,500   97,460
                                                     ========  ======== ========
  Diluted..........................................   103,575   100,520  100,140
                                                     ========  ======== ========


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years Ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................. $ 157,495  $ 182,661  $ 121,774
                                               ---------  ---------  ---------
  Reconciliation to net cash (used in)
   provided by operating activities:
    Depreciation..............................    16,194     14,192     12,797
    Amortization..............................    55,215     30,086     22,569
    Charge for acquired in-process research
     and development..........................   125,000        --      13,000
    Extraordinary loss on early retirement of
     debt.....................................     1,216        --         --
    Cumulative effect of change in accounting
     principle................................    12,013        --         --
    Deferred income tax (benefit) provision...    (8,659)    (3,026)     1,593
    Equity in loss (earnings) of joint
     ventures.................................     2,829      3,051     (5,706)
    Tax benefits related to exercise of
     options..................................    28,556     12,125     13,593
    Gain on sales of securities...............  (358,561)   (44,275)       --
    Other.....................................   (10,379)     3,088       (525)
    Changes in assets and liabilities, net of
     acquisitions:
     Accounts receivable......................    80,225   (107,524)   (16,980)
     Inventories..............................   (82,276)   (26,770)   (18,824)
     Prepaid expenses and other current
      assets..................................   (10,956)    27,334    (12,375)
     Assets held for disposition..............   (19,921)       --         --
     Accounts payable and accrued expenses....   (15,817)     3,863        654
     Income taxes payable.....................   (12,745)    33,550     (9,553)
                                               ---------  ---------  ---------
       Total adjustments......................  (198,066)   (54,306)       243
                                               ---------  ---------  ---------
         Net cash (used in) provided by
          operating activities................   (40,571)   128,355    122,017
                                               ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment.........   (34,340)   (27,320)   (27,424)
  Purchases of marketable securities..........   (44,170)   (55,061)   (77,880)
  Proceeds from maturities of marketable
   securities.................................    57,274     74,711     84,262
  Acquisitions of product rights..............   (18,645)  (105,865)  (177,357)
  Acquisitions of businesses, net of cash
   acquired...................................  (518,699)       --     (71,559)
  Proceeds from sales of securities...........   383,439     54,580        --
  Contingent payment related to acquisition of
   The Rugby Group............................   (23,407)       --         --
  Issuance of notes receivable................   (12,400)       --         --
  Additions to investments and other assets...   (17,807)    (7,173)   (10,207)
                                               ---------  ---------  ---------
         Net cash used in investing
          activities.......................... $(228,755) $ (66,128) $(280,165)
                                               =========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                                 (In thousands)

                                                  Years Ended December 31,
                                                ------------------------------
                                                   2000       1999      1998
                                                ----------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..... $  501,000  $  1,000  $148,418
  Principal payments on long-term debt.........   (365,949)   (1,882)   (7,294)
  Payments on liability for acquisition of
   product rights..............................    (15,000)  (30,380)  (45,000)
  Distributions to stockholders and other......     (2,430)   (3,177)      --
  Proceeds from exercises of stock options and
   warrants....................................    109,727    16,808    26,933
                                                ----------  --------  --------
    Net cash provided by (used in) financing
     activities................................    227,348   (17,631)  123,057
                                                ----------  --------  --------
Net (decrease) increase in cash and cash
 equivalents...................................    (41,978)   44,596   (35,091)
Cash and cash equivalents at beginning of
 year..........................................    108,172    63,576    98,667
                                                ----------  --------  --------
Cash and cash equivalents at end of year....... $   66,194  $108,172  $ 63,576
                                                ==========  ========  ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the years for:
    Interest (including capitalized interest of
     $7,084)................................... $   26,530  $ 11,080  $  5,965
    Income taxes............................... $  162,690  $ 42,920  $ 82,960
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 ACTIVITIES:
Acquisitions of businesses:
  Fair value of assets acquired................ $1,127,094  $ 31,465  $ 97,323
  Less liabilities assumed.....................   (384,875)  (31,465)  (25,764)
  Less common stock issued.....................   (217,057)      --        --
  Less cash acquired...........................     (6,463)      --        --
                                                ----------  --------  --------
    Net cash paid for acquisitions............. $  518,699  $    --   $ 71,559
                                                ==========  ========  ========


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                  Years Ended December 31,
                                               --------------------------------
                                                  2000        1999       1998
                                               ----------  ----------  --------
Common stock--shares outstanding:
  Beginning balance...........................     98,853      98,057    96,158
  Exercise of stock options and warrants......      1,330         796     1,899
  Acquisitions and other......................      5,417         --        --
                                               ----------  ----------  --------
  Ending balance..............................    105,600      98,853    98,057
                                               ----------  ----------  --------
Common stock--amount:
  Beginning balance........................... $      326  $      324  $    317
  Exercise of stock options and warrants......          4           2         7
  Acquisitions and other......................         18         --        --
                                               ----------  ----------  --------
  Ending balance..............................        348         326       324
                                               ----------  ----------  --------
Additional paid-in capital:
  Beginning balance...........................    399,424     370,641   329,179
  Exercise of stock options and warrants......    109,723      16,933    27,593
  Tax benefits related to exercise of stock
   options....................................     28,556      12,125    13,593
  Acquisitions and other......................    221,057        (275)      276
                                               ----------  ----------  --------
  Ending balance..............................    758,760     399,424   370,641
                                               ----------  ----------  --------
Retained earnings:
  Beginning balance...........................    551,628     371,788   250,014
  Net income..................................    157,495     182,661   121,774
  Distribution to stockholders................     (2,430)     (2,821)      --
                                               ----------  ----------  --------
  Ending balance..............................    706,693     551,628   371,788
                                               ----------  ----------  --------
Accumulated other comprehensive income:
  Beginning balance...........................    107,530      60,144    33,025
  Other comprehensive (loss) income...........    (25,362)     47,386    27,119
                                               ----------  ----------  --------
  Ending balance..............................     82,168     107,530    60,144
                                               ----------  ----------  --------
Total stockholders' equity.................... $1,547,969  $1,058,908  $802,897
                                               ==========  ==========  ========
Comprehensive income:
  Net income.................................. $  157,495  $  182,661  $121,774
  Other comprehensive (loss) income, net of
   tax:
    Unrealized holding gains on securities....    199,240      75,412    27,119
    Reclassification for gains included in net
     income...................................   (224,602)    (28,026)      --
                                               ----------  ----------  --------
  Other comprehensive (loss) income...........    (25,362)     47,386    27,119
                                               ----------  ----------  --------
  Comprehensive income........................ $  132,133  $  230,047  $148,893
                                               ==========  ==========  ========

          See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Description of Business and Significant Accounting Policies

 Description of business and basis of presentation

   Watson Pharmaceuticals, Inc. (Watson or the company) is primarily engaged in the development, production, marketing and distribution of both branded and generic (off-patent) pharmaceutical products. The company was incorporated in 1985 and began operations as a manufacturer and marketer of generic pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the company has grown into a diversified specialty pharmaceutical company. Watson also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drugs.

   The consolidated financial statements include the accounts of wholly owned and majority-owned subsidiaries after elimination of intercompany accounts and transactions. Investments are accounted for under the equity method when the company can exert significant influence and ownership does not exceed 50%. Investments in which the company owns less than a 20% interest and does not exert significant influence are generally accounted for at fair value as available-for-sale securities.

   The company completed its acquisition of Makoff R&D Laboratories, Inc. (Makoff) in November 2000, as further discussed in Note 2. This acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to reflect the results of operations of Makoff for all periods presented.

 Use of estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash equivalents and marketable securities

   Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase. Marketable securities consist of debt and equity investments and include common stock, time deposits, commercial paper, U.S. and state and local government obligations.

   At the time of purchase, the company classifies marketable securities as available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair value based on quoted market prices at each balance sheet date. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of accumulated other comprehensive income, net of applicable income taxes, until realized. Realized gains and losses on cash equivalents and marketable securities are determined on a specific identification basis. The gross realized gains for the years ended December 31, 2000 and 1999 were $358.6 million and $44.3 million, respectively, and resulted from sales of shares of the company's investment in Andrx Corporation (Andrx) common stock. Realized gains and losses were not material for the year ended December 31, 1998. At December 31, 2000 and 1999, the company did not classify any marketable securities as held-to-maturity securities.

                         WATSON PHARMACEUTICALS, INC.

   The fair value of cash, cash equivalents and marketable securities is summarized as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Cash and cash equivalents:
     Money market funds and cash............................  $ 66,194 $ 99,696
     Corporate and non-government obligations...............       --     8,476
                                                              -------- --------
                                                              $ 66,194 $108,172
                                                              ======== ========
   Marketable securities:
    Equity securities:
     Cost...................................................  $ 13,055 $    --
     Gross unrealized gain..................................   157,637      --
                                                              -------- --------
     Fair value.............................................   170,692      --
    U.S. government obligations.............................       760   13,865
                                                              -------- --------
                                                              $171,452 $ 13,865
                                                              ======== ========

   The gross unrealized gain is primarily related to the company's investment in Andrx. At December 31, 2000, the company included its investment in Andrx in marketable securities, as further discussed in Note 4.

 Fair value of other financial instruments

   The fair values of the company's accounts receivable, accounts payable, accrued expenses and long-term debt approximate their carrying values at December 31, 2000. The fair values of the company's long-term investments were based on quoted market prices at December 31, 2000.

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

   Depreciation expense is computed principally on the straight-line method, over estimated useful lives of two to ten years for furniture, fixtures and equipment and twenty to forty years for buildings and building improvements. Leasehold improvements are amortized on the straight-line method over the shorter of the respective lease terms or the estimated useful life of the assets, and generally range from five to thirty years.

 Product rights and other intangible assets

   Product rights are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from two to twenty years. Goodwill is amortized on the straight-line method over fifteen to twenty-five years and is primarily related to the company's acquisitions of Schein Pharmaceutical, Inc. (Schein) in 2000 and The Rugby Group, Inc. (Rugby) in 1998. Other intangible assets are recorded at cost and are amortized on the straight-line method over their estimated useful lives ranging from two to seventeen years.

                         WATSON PHARMACEUTICALS, INC.

 Potential impairment of long-lived assets

   The company periodically evaluates its long-lived assets for potential impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets.

 Revenue recognition and change in accounting principle

   Effective January 1, 2000, the company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. SAB 101 requires sales to be recognized, among other things, when the risk of ownership transfers to the customer. Watson now records revenues from product sales, net of sales discounts and allowances, in accordance with SAB
101. The company's revenues from milestone payments, research, development and licensing agreements are now recognized based on the "contingency-adjusted performance model." Under this method, Watson recognizes such revenue over the contract performance period, subject to the elimination of contingencies for individual milestones. In connection with this change in accounting principle, Watson recorded a cumulative effect charge of $12 million (net of income taxes of $7.2 million) effective January 1, 2000. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to all periods presented.

 Shipping and handling costs

   The company classifies shipping and handling costs as part of selling, general and administrative expenses. Shipping and handling costs were $12 million $11 million, and $11.6 million in 2000, 1999 and 1998, respectively.

 Sales to major customers

   For the year ended December 31, 2000, the company's three largest customers accounted for 18%, 18% and 14%, individually, of the company's net revenues. In 1999, the three largest customers comprised 20%, 12% and 12%, individually, of Watson's net revenues. In 1998, the two largest customers accounted for 16% and 11%, individually, of the company's net revenues.

 Research and development activities

   Research and development activities are expensed as incurred and consist of self-funded research and development costs and the costs associated with work performed under collaborative research and development agreements. Research and development expenses include direct and allocated expenses and exclude reimbursable general and administrative costs. Research and development expenses incurred under collaborative agreements were approximately $2.2 million, $6.8 million and $11.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                         WATSON PHARMACEUTICALS, INC.

 Earnings per share (EPS)

   Basic earnings per share is computed by dividing net income by the weighted average common shares actually outstanding during a period. Diluted earnings per share is computed by dividing net income by the weighted average common shares that would have been outstanding during the period, assuming, among other things, that all vested in-the-money stock options had been exercised at the beginning of the period. A reconciliation of the numerators and the denominators of basic and diluted earnings per share for the years ended December 31, 2000, 1999, and 1998 is as follows (in thousands, except for EPS):

                                                      Years Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Numerator:
     Net income....................................  $157,495 $182,661 $121,774
                                                     ======== ======== ========
   Denominators:
     Denominator for basic EPS, weighted average
      shares outstanding...........................   101,430   98,500   97,460
     Assumed exercise of dilutive stock options and
      warrants.....................................     2,145    2,020    2,680
                                                     -------- -------- --------
     Denominator for diluted EPS...................   103,575  100,520  100,140
                                                     ======== ======== ========
   Basic EPS.......................................  $   1.55 $   1.85 $   1.25
                                                     ======== ======== ========
   Diluted EPS.....................................  $   1.52 $   1.82 $   1.22
                                                     ======== ======== ========

 Concentration of credit risk

   The company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the United States. Approximately 54% of the trade receivable balance represented amounts due from four customers at December 31, 2000 and three customers at December 31, 1999. The company performs ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

 Reclassifications

   Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform with the 2000 presentation. These reclassifications had no effect on net income or retained earnings.

 Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS), No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended. SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. If the derivative qualifies as a hedge, the change in its fair value will be recognized in other comprehensive income until the hedged item is recognized in earnings. The company will adopt SFAS 133 effective January 1, 2001. Based on the company's current operations, the adoption of SFAS 133 is not expected to have a material impact on the company's results of operations or financial position.

                         WATSON PHARMACEUTICALS, INC.

NOTE 2--Acquisitions of Businesses and Products

 Acquisition of Schein Pharmaceuticals, Inc.

   During the third quarter of 2000, Watson completed its acquisition of Schein Pharmaceutical, Inc. (Schein). Schein has a branded business focused in the area of nephrology for the management of iron deficiency and anemia and develops, manufactures and markets a broad line of generic products.

   The aggregate purchase price of $825 million to acquire all the outstanding Schein shares consisted of (a) approximately $510 million in cash, (b) the issuance of approximately 5.4 million Watson common shares with a market value of approximately $300 million, and (c) direct transaction costs of $15 million. In addition, short-term liabilities with a fair value of approximately $375 million (principally long-term debt that was subsequently retired) and long-term liabilities with a fair value of approximately $5 million were assumed by the company. Watson accounted for this acquisition under the purchase method of accounting. Accordingly, Schein's results of operations are included in the consolidated financial statements from the date of acquisition.

   Watson completed the acquisition in two steps. In the first step, on July 6, 2000, following a cash tender offer, a Watson subsidiary purchased approximately 26,068,500 shares of Schein common stock, constituting 77.8% of Schein's outstanding shares as of that date. Following the purchase of these shares, Watson repaid approximately $190 million of Schein's existing indebtedness. The share purchase and debt retirement were financed utilizing $500 million borrowed under a new term loan facility and cash on hand. During August 2000, Watson retired the remaining $50 million of previous Schein indebtedness, utilizing cash on hand.

   In the second step of the acquisition, on August 28, 2000, following Schein's stockholders' approval and adoption of the merger agreement, Watson converted each remaining outstanding share of Schein not purchased by the company in the cash tender, into the right to receive 0.42187 of a share of Watson common stock. Watson subsequently issued approximately 5.4 million of its common shares in exchange for all of the remaining outstanding common shares of Schein.

   Approximately $500 million of the purchase price was allocated to Schein's existing product rights. These product rights are amortized on the straight-line method over periods of two to 20 years, with the weighted average life approximating 19.5 years. The remaining excess of the purchase consideration over the fair value of the tangible net assets acquired of approximately $400 million was recorded as goodwill, which is amortized on the straight-line method over 25 years.

   The company allocated a portion of the purchase price to in-process research and development (IPR&D). IPR&D represents ongoing research and development projects acquired by the company for products that have not been approved for commercial sale by the Food and Drug Administration and would have no alternative future use. Under the purchase method of accounting, IPR&D is not an asset and, accordingly, the $125 million of the total purchase price of Schein that was determined to be IPR&D was charged to expense at the date of acquisition. The company used independent professional valuation consultants to assess and allocate values to IPR&D. The IPR&D charge relates to approximately 30 generic product development projects, the three most significant of which were valued at $28.5 million, $16.8 million and $11.6 million. These projects relate primarily to the development of antiulcer, antidepressant, and anticonvulsant products, respectively.

   The value of each project was determined using discounted cash flow models, with the forecasted net cash flows for each product discounted back to its present value using discount factors (ranging from 30% to 65%) that take into account the stage of completion and the risks surrounding the successful commercial development of each purchased in-process development project. Material net cash inflows for significant projects were forecasted to commence between 2001 and 2003. The percentage of completion rate for significant projects

                         WATSON PHARMACEUTICALS, INC.

ranged from approximately 40% to over 75%. Substantial further research and development, pre-clinical testing and clinical trials will be required to determine the technical feasibility and commercial viability of the products under development. At the date of acquisition, the company believes that the assumptions used in the valuation process were reasonable. There can be no assurance that such efforts will be successful. Delays in the development or in the introduction of marketing of the products under development could result in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or could result in a shortening of their commercial lives.

   The following summarized, unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 assumes the acquisition had been effective as of the beginning of each period presented (in thousands, except diluted earnings per share):

                                                         Years Ended December
                                                                  31,
                                                         ---------------------
                                                            2000       1999
                                                         ---------- ----------
   Net revenues......................................... $1,004,600 $1,182,051
   Income before extraordinary item and accounting
    change.............................................. $  112,442 $   91,500
   Net income........................................... $   99,215 $   91,500
   Diluted earnings per share........................... $     0.96 $     0.86

   In connection with the company's acquisition of Schein, the company acquired two injectable pharmaceutical manufacturing facilities, Steris Laboratories, Inc., located in Phoenix, Arizona, and Marsam Pharmaceuticals, Inc., located in Cherry Hill, New Jersey. At the time of the Schein acquisition, the company decided to dispose of these facilities. Accordingly, these facilities were recorded at their estimated fair market values at the time of the Schein acquisition, based on the reports of an independent appraiser, and the net assets of the two facilities have been classified as a current asset on the company's consolidated balance sheet. An accrual for estimated future losses at these facilities through their expected disposition date of June 2001 is included in this balance. From the acquisition date through December 31, 2000, these facilities operated at losses totaling $16.6 million, net of tax, that were applied against the accrual for estimated future losses. In addition, interest capitalized on these two facilities aggregated $3.3 million, net of tax, and was added to the carrying amount of these facilities.

   A severance accrual of $33.6 million was established for termination costs associated with approximately 80 duplicative Schein employees. As of December 31, 2000, the accrual has a remaining balance of $13.7 million.

 Acquisition of Makoff R&D Laboratories, Inc.

   On November 15, 2000 Watson completed its acquisition of Makoff, a developer, licensor and marketer of pharmaceutical products and medical foods related to the management of kidney disease. Under the terms of the merger agreement, each share of Makoff common stock was converted into the right to receive 1.9555 of a share of Watson's common stock. Accordingly, Watson issued approximately 2.8 million common shares, having a market value of approximately $155 million on the date of acquisition, in exchange for all the outstanding shares of Makoff. The acquisition was accounted for as a pooling of interests for accounting purposes and qualified as a tax-free merger for federal income tax purposes. During the fourth quarter of 2000, the company recorded a special charge of $22.4 million for certain merger and related expenses associated with the Makoff acquisition. This charge consisted of transaction costs for investment banking fees, professional fees, printing and other costs of $13.6 million and closure costs of $8.8 million. The $8.8 million consisted of employee termination costs for approximately 50 employees ($4.7 million) which were paid pursuant to existing employment agreements, asset impairment costs ($2.5 million) and lease and contract termination costs ($1.6 million). As of December 31, 2000, the company had paid $12.9 million of the total transaction and closure costs and had charged-off the impaired assets of $2.5 million. Accrued merger expenses as of December 31, 2000 totaled approximately $7 million.

                         WATSON PHARMACEUTICALS, INC.

 Integration charge

   In connection with the company's integration of acquired businesses, in the fourth quarter of 2000 Watson commenced several initiatives to rationalize its product lines and evaluate certain production and administrative facilities. As a result of these actions, the company recorded a pretax charge of $22.2 million in the fourth quarter of 2000. These charges included inventory write-downs of $19.9 million charged to cost of sales, $1.4 million related to discontinued research and development commitments, $0.6 million of severance costs related to the termination of approximately 20 employees and $0.3 million of lease termination costs. The company expects to complete these initiatives during 2001. Watson may incur additional charges as it continues to integrate recently acquired companies and products. The nature and amount of these charges are expected to be finalized in the first half of 2001.

 Transaction with Genelabs Technologies, Inc.

   In November 2000, Watson entered into a collaboration and license agreement with Genelabs Technologies, Inc (Genelabs). Genelabs granted the company an exclusive license for North American rights to the proprietary product, Aslera(TM), an investigational drug for the treatment of lupus erythematosus (commonly known as "lupus").

   In exchange for the rights to Aslera(TM), Watson paid a non-refundable license fee of $10 million and also acquired three million shares of Genelabs' common stock (which represented approximately 6% of the outstanding shares of Genelabs at December 31, 2000) at a price of $6.85 per share and a warrant to purchase 500,000 shares of common stock at $6.85 per share. The license fee and the difference between the price Watson paid to acquire the Genelabs' common stock and warrant and the fair value of the securities on the purchase date, which approximated $3.4 million, were charged to research and development expense in the fourth quarter of 2000. In connection with this agreement, Watson also agreed to certain contingent payments aggregating
$45 million upon FDA approval of Aslera(TM). In addition, Watson will pay to Genelabs royalties on net sales of Aslera(TM) and will share future co-marketing rights with Genelabs.

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

   During the first quarter of 1999, the company recorded a special charge of $20.5 million for certain merger and related expenses of the TheraTech acquisition. The charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the company. The $9.4 million of closure costs consisted of employee termination costs ($3.9 million), non-cash facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). As of December 31, 2000, the company had paid all material merger-related costs and charged-off the impaired assets and shutdown facilities.

                         WATSON PHARMACEUTICALS, INC.

   Combined and separate selected financial data of Watson, TheraTech and Makoff for the years ended December 31, 2000, 1999 and 1998 are summarized as follows (in thousands):

                                  Watson  Makoff  TheraTech Adjustments Combined
                                 -------- ------- --------- ----------- --------
   2000
   ----
     Net revenues............... $796,504 $20,774  $   --     $(5,754)  $811,524
                                 ======== =======  =======    =======   ========
     Net income................. $159,450 $ 2,130  $   --     $(4,085)  $157,495
                                 ======== =======  =======    =======   ========
   1999
   ----
     Net revenues............... $689,232 $15,658  $   --     $   --    $704,890
                                 ======== =======  =======    =======   ========
     Net income................. $178,881 $ 3,780  $   --     $   --    $182,661
                                 ======== =======  =======    =======   ========
   1998
   ----
     Net revenues............... $556,148 $10,992  $40,045    $   --    $607,185
                                 ======== =======  =======    =======   ========
     Net income (loss).......... $120,829 $ 3,092  $(2,147)   $   --    $121,774
                                 ======== =======  =======    =======   ========

   Prior to its merger with Watson, Makoff was taxed as an "S" Corporation. All Makoff income, losses, gains and credits were passed through to the Makoff stockholders. Accordingly, no income tax provision is included in the consolidated financial statements related to Makoff's income prior to its merger with Watson. If Makoff's pretax earnings for the year ended December 31, 2000 had been taxed at Watson's historic effective tax rate, the company's diluted earnings per share, on a pro forma basis, would have been $1.51. Makoff made distributions to its stockholders, before its merger with Watson, totaling $2.4 million in 2000 and $2.8 million in 1999. Watson has not made distributions to its stockholders since its initial public offering in 1993 and does not anticipate doing so in the foreseeable future.

   The separate 1999 operating results of TheraTech, for the period prior to its acquisition in January 1999, were not material. The combined financial results of the company and TheraTech include certain reclassifications to conform the financial statement presentations of the companies.

 Acquisitions of transdermal systems product rights

   In May 1999, Watson reacquired the U.S. and Canadian rights to the Androderm testosterone transdermal system from SmithKline Beecham for $24.5 million in cash and, in October 1999, reacquired the marketing and distribution rights for the Alora(R) estradiol transdermal system from Procter & Gamble for approximately $37.5 million in cash. In connection with the Alora(R) acquisition, Watson also reacquired rights to an estradiol and progestin combination patch product for certain contingent payments aggregating $37.5 million payable upon FDA approval.

 Acquisitions of oral contraceptive products from G. D. Searle & Co.

   Under the terms of the October 1997 agreement, in 1999, Watson exercised its right to acquire two additional oral contraceptives, Ogestrel(R) and Low-Ogestrel(R) from Searle. During 1999, the company made cash payments aggregating $33.8 million to Searle and agreed to certain contingent payments based on the technology transfer and net aggregate annual sales of certain of the acquired products. Watson entered into supply agreements with Searle whereby the company has the right to purchase these products from Searle through October 2001 and, for some products, beyond.

   Under a separate agreement with Searle, in November 1998, Watson acquired the U.S. rights to three other oral contraceptive products for $120 million in cash. The company entered into a supply agreement allowing it to purchase these products in finished form from Searle for two years and in bulk form for an additional one-year period.

                         WATSON PHARMACEUTICALS, INC.

 Acquisition of The Rugby Group, Inc.

   In February 1998, Watson completed its acquisition of Rugby from Hoechst Marion Roussel, Inc. Rugby developed, manufactured and marketed a wide array of off-patent pharmaceutical products. Under the terms of the agreement, the company acquired Rugby and its abbreviated new drug applications, which included several licensed products, plus Rugby's sales and marketing operations for U.S. off-patent and over-the-counter pharmaceutical products. The transaction also included Rugby's product development group and product development pipeline. Under the terms of the acquisition agreement, the company paid approximately $67.5 million in cash at closing with a contingent payment to be based on future sales and operating results. This contingent payment of $23.4 million was paid in March 2000 and was recorded as an addition to the Rugby acquisition cost. The unamortized cost of the purchase price over the fair value of the assets acquired was $43.6 million at December 31, 2000, and is being amortized over 20 years.

   The acquisition was accounted for as a purchase and Rugby's results of operations have been recorded in the company's consolidated financial statements since the date of acquisition. The company charged $13 million of the Rugby purchase price to IPR&D expense in the first quarter of 1998.

NOTE 3--Balance Sheet Components

   Selected balance sheet components consisted of the following:

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands)
   Inventories:
     Raw materials.......................................... $100,859  $ 48,952
     Work-in-process........................................   52,529    13,897
     Finished goods.........................................   95,557    46,228
                                                             --------  --------
                                                             $248,945  $109,077
                                                             ========  ========
   Property and equipment:
     Buildings and improvements............................. $ 75,416  $ 64,114
     Leasehold improvements.................................   20,323    14,773
     Land and land improvements.............................   12,046    10,633
     Machinery and equipment................................  108,165    90,670
     Research and laboratory equipment......................   29,235    24,571
     Furniture and fixtures.................................    7,969     6,895
                                                             --------  --------
                                                              253,154   211,656
     Less accumulated depreciation and amortization.........  (95,358)  (83,624)
                                                             --------  --------
                                                              157,796   128,032
     Construction in progress...............................   36,691    11,571
                                                             --------  --------
                                                             $194,487  $139,603
                                                             ========  ========
   Accounts payable and accrued expenses:
     Trade accounts payable................................. $ 72,502  $ 37,321
     Accrued payroll, severance and related benefits........   39,616     6,827
     Accrued third-party rebates............................   34,464    16,347
     Royalties payable......................................   18,021     8,061
     Deferred income........................................    9,631       --
     Merger costs...........................................    6,989       --
     Other accrued liabilities..............................   19,742     9,103
                                                             --------  --------
                                                             $200,965  $ 77,659
                                                             ========  ========

                         WATSON PHARMACEUTICALS, INC.

NOTE 4--Investments and Other Assets

   Investments and other assets consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Investments in joint ventures............................  $ 38,139 $ 40,639
   Other long-term investments..............................    14,988  211,895
   Long-term deferred tax assets............................    33,387   25,838
   Other assets.............................................    23,007   13,270
                                                              -------- --------
                                                              $109,521 $291,642
                                                              ======== ========

 Investment in Somerset joint venture

   The company's investments in joint ventures consisted primarily of its investment in Somerset Pharmaceuticals, Inc (Somerset). Watson owns 50% of the outstanding common stock of Somerset and utilizes the equity method to account for this investment. Somerset manufactures and markets the product Eldepryl(R), which is used in the treatment of Parkinson's disease. The company recorded a loss from Somerset's operations of $2.4 million and $2.9 million in 2000 and 1999, respectively and recorded earnings from Somerset of $7.4 million in 1998. The Somerset joint venture results reported by Watson consist of 50% of Somerset's earnings and management fees, offset by the amortization of goodwill. The net excess of the cost of this investment over the fair value of net assets acquired was $3.5 million and $4.5 million at December 31, 2000 and 1999, respectively. Such goodwill is amortized on the straight-line basis over 15 years.

   In connection with an examination of Somerset's federal income tax returns for the three years ended December 31, 1995, the Internal Revenue Service
(IRS), in June 1997, issued to Somerset a report that contained proposed adjustments to Somerset's use of tax credits claimed under Internal Revenue Code Section 936. In September 1999, Somerset's case was transferred from the appellate level back to the agent level for further development of the facts. In October 2000, Somerset received a no change letter from the IRS for the three years ended December 31, 1995. As a result, the IRS has withdrawn its proposed adjustments from Somerset's federal income tax returns.

 Other long-term investments

   Other long-term investments at December 31, 2000 consisted primarily of the company's investment in Genelabs. As discussed in Note 2, the company acquired this investment in November 2000. Genelabs (Nasdaq:GNLB) is engaged in the discovery and development of a new class of pharmaceutical products that selectively regulate the activation or deactivation of genes, or gene expression. Genelabs also developed the proprietary hormone product Aslera(TM), for the treatment of lupus.

   At December 31, 1999, the company's other long-term investments was primarily comprised of its investment in Andrx Corporation. Andrx (Nasdaq:ADRX) is a drug-delivery company utilizing controlled-release technologies to develop oral pharmaceutical products. During 2000 and 1999, Watson sold 7.3 million shares and 1.1 million shares, respectively, of Andrx. The gross realized gains from these sales were $358.6 million and $44.3 million, respectively, in 2000 and 1999. At December 31, 2000, the company owned approximately 2.7 million Andrx common shares, or 3.9% of the total Andrx shares outstanding. At December 31, 2000, the company included its investment in Andrx in marketable securities in its consolidated balance sheet.

                         WATSON PHARMACEUTICALS, INC.

NOTE 5--Product Rights and Other Intangibles

   Watson has made significant acquisitions of pharmaceutical product rights. Generally, the acquisition of a product right will allow the company to control certain aspects of the manufacturing, marketing, sales and distribution of the underlying product(s). The breadth of such control may vary and is normally determined by the specific terms of the relevant agreement.

   Goodwill is the excess of the purchase price paid over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The goodwill recorded by Watson is primarily related to its acquisitions of Schein in 2000 and Rugby in 1998.

   Product rights and other intangibles consisted of the following:

                                                              December 31,
                                                           --------------------
                                                              2000       1999
                                                           ----------  --------
                                                             (in thousands)
     Product rights....................................... $1,085,191  $579,633
     Goodwill.............................................    456,976    50,069
     Other intangibles....................................     18,794     5,917
                                                           ----------  --------
                                                            1,560,961   635,619
     Less accumulated amortization........................   (116,416)  (61,201)
                                                           ==========  ========
                                                           $1,444,545  $574,418
                                                           ==========  ========

NOTE 6--Long-Term Debt

   Long-term debt consisted of the following:

                                                             December 31,
                                                          --------------------
                                                             2000       1999
                                                          ----------  --------
                                                            (in thousands)
     Term loan facility, due 2005........................ $  385,000  $    --
     Senior unsecured notes, 7.125%, face amount of $150
      million,
      due 2008 (effective rate of 7.25%).................    148,737   148,608
     Other notes payable.................................      2,417     3,871
                                                          ----------  --------
                                                             536,154   152,479
     Less current portion................................    (52,882)   (2,114)
                                                          ----------  --------
                                                          $  483,272  $150,365
                                                          ==========  ========

   On July 5, 2000, the company entered into a credit agreement with a bank that includes a $500 million term loan facility and a $200 million revolving credit facility that is available for working capital and other needs. The $500 million term loan was drawn upon in its entirety and, along with approximately $250 million in cash on hand, used to pay off certain existing Schein indebtedness and to purchase approximately 26 million shares of Schein common stock through the tender offer, as further discussed in Note 2. In September 2000, the company prepaid $100 million of borrowings under the facility in addition to a required payment of $15 million that was due October 1, 2000. In connection with the $100 million prepayment, the company incurred an extraordinary loss of $1.2 million, net of taxes of $0.7 million, representing the write-off of deferred financing costs.

   The interest rate under this credit agreement was fixed at the London Interbank Offered Rate (LIBOR) plus 1.375% through December 31, 2000 (approximately 8.2% at December 31, 2000). Beginning January 2001, the margin over LIBOR is determined based on a leverage test, with the margin increasing and decreasing in 1/8%

                         WATSON PHARMACEUTICALS, INC.

increments based on an interest rate grid. The interest rate is subject to adjustment each quarter, based on a leverage ratio. The LIBOR rate, subject to market fluctuations, may also change. Watson is subject to customary financial and other operational covenants. As of December 31, 2000, the company had not drawn any funds from the $200 million revolving credit facility.

   In May 1998, the company issued $150 million of 7.125% senior unsecured notes. These notes are due in May 2008, with interest-only payments due semi-annually in November and May. The company is subject to financial and other operational covenants.

   Annual maturities of notes payable are as follows: $52.9 million in 2001 $69.6 million in 2002, $84 million in 2003, $100 million in 2004, $81 million in 2005 and $148.7 million thereafter.

NOTE 7--Income Taxes

   The provision for income taxes is summarized as follows:

                                                     Years Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     --------  -------  -------
                                                          (in thousands)
     Current provision:
       Federal...................................... $138,129  $86,992  $67,352
       State........................................   15,178    9,785    9,341
                                                     --------  -------  -------
                                                      153,307   96,777   76,693
                                                     --------  -------  -------
     Deferred provision (benefit):
       Federal......................................   33,014   (2,869)     920
       State........................................   (1,643)    (157)     635
                                                     --------  -------  -------
                                                       31,371   (3,026)   1,555
                                                     --------  -------  -------
                                                     $184,678  $93,751  $78,248
                                                     ========  =======  =======

   The exercise of certain stock options results in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $11.9 million, $12.1 million and $13.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, $16.6 million of these benefits resulted in increased net operating loss (NOL) carryforwards in 2000. Income taxes of $1.8 million have been provided for the possible distribution of approximately $24.3 million of undistributed earnings related to the company's investments in joint ventures.

   Reconciliations between the statutory federal income tax rate and the company's effective income tax rate were as follows:

                                                                Years Ended
                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
     Federal income tax at statutory rates....................  35%   35%   35%
     State income taxes, net of federal benefit...............   2     2     3
     Merger costs capitalized for tax purposes................   2     1   --
     Valuation allowance reduction for tax law change......... --     (4)  --
     IPR&D costs capitalized for tax purposes.................  12   --      2
     Other....................................................   1   --    --
                                                               ---   ---   ---
                                                                52%   34%   40%
                                                               ===   ===   ===

                         WATSON PHARMACEUTICALS, INC.

   Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the company's net deferred tax assets and (liabilities) are presented below:

                                                             December 31,
                                                          -------------------
                                                            2000       1999
                                                          ---------  --------
                                                            (in thousands)
   Benefits from NOL carryforwards....................... $  36,066  $ 11,650
   Benefits from tax credit carryforwards................     2,849     3,043
   Differences in financial statement and tax accounting
    for:
     Inventory, receivables and accruals.................    82,333    15,827
     Research and development............................       361       805
     Property, equipment and intangible assets...........  (195,820)  (11,973)
     Investments in joint ventures.......................    (1,827)   (1,948)
     Non-compete agreement...............................     8,834    10,209
   Unrealized holding gains on securities................   (57,433)  (72,515)
   Other.................................................    (4,217)    3,495
                                                          ---------  --------
                                                           (128,854)  (41,407)
   Less valuation allowance..............................    (6,828)      --
                                                          ---------  --------
                                                          $(135,682) $(41,407)
                                                          =========  ========

   A valuation allowance has been established due to the uncertainty of realizing certain NOL carryforwards and a portion of the other deferred tax assets. The company had NOL carryforwards at December 31, 2000 of approximately $71 million for federal income tax purposes and an aggregate of $265 million for state income tax purposes. During 2000, the company utilized NOL carryforwards of approximately $40 million to offset federal taxable income. Due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carryforwards available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur. The company's NOL carryforwards will begin to expire in 2001, if not utilized.

NOTE 8--Stockholders' Equity

 Preferred stock

   In 1992, the company authorized 2.5 million shares of no par preferred stock. The Board of Directors has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. At December 31, 2000, no preferred stock had been issued.

 Stock option plans

   The company has adopted several stock option plans that authorize the granting of options to purchase the company's common stock subject to certain conditions. At December 31, 2000, the company had reserved 9.2 million shares of its common stock for issuance upon exercise of options granted or to be granted under these plans. The options are granted at the fair market value of the shares underlying the options at the date of the grant, generally become exercisable over a five-year period and expire in ten years. In conjunction with certain of the company's acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

                         WATSON PHARMACEUTICALS, INC.

   The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, which require compensation expense for options to be recognized when the market price of the underlying stock exceeds the exercise price on the date of the grant. Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), permits companies to apply existing accounting rules under APB 25 and provide pro forma disclosures of net income and earnings per share as if the fair value method (as defined in FAS 123) had been applied. Had compensation cost been determined using the fair value method prescribed by FAS 123, the company's net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                       Years Ended December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
   Pro forma net income.............................. $145,335 $165,250 $108,525
                                                      ======== ======== ========
   Pro forma basic EPS............................... $   1.43 $   1.68 $   1.11
                                                      ======== ======== ========
   Pro forma diluted EPS............................. $   1.40 $   1.64 $   1.08
                                                      ======== ======== ========

   The weighted average fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998, respectively: no dividend yield; expected volatility of 58%, 49% and 41%; risk-free interest rate of 6.09%, 5.59% and 5.14% per annum; and expected terms of approximately six years. Weighted averages are used because of varying assumed exercise dates.

   A summary of the company's stock option plans as of December 31, 2000, 1999 and 1998, and for the years then ended is presented below (shares in thousands):

                                       Years Ended December 31,
                            --------------------------------------------------
                                 2000             1999             1998
                            ---------------- ---------------- ----------------
                                    Weighted         Weighted         Weighted
                                    Average          Average          Average
                                    Exercise         Exercise         Exercise
                            Shares   Price   Shares   Price   Shares   Price
                            ------  -------- ------  -------- ------  --------
   Outstanding--beginning
    of year................  7,194   $27.11   6,784   $24.26   7,580   $19.09
   Granted.................  2,711    46.47   1,720    38.30   1,272    42.26
   Exercised............... (1,262)   23.33    (642)   15.99  (1,643)   14.49
   Cancelled...............   (671)   36.92    (668)   31.58    (425)   20.63
                            ------           ------           ------
   Outstanding--end of
    year...................  7,972   $32.28   7,194   $27.11   6,784   $24.26
                            ======           ======           ======
   Weighted average fair
    value of options
    granted................ $21.38           $23.46           $20.42
                            ======           ======           ======

                         WATSON PHARMACEUTICALS, INC.

   The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                                    Options Outstanding              Options Exercisable
                          ---------------------------------------- -----------------------
                                 Weighted Average
                                    Remaining     Weighted Average        Weighted Average
Range of Exercise Prices  Shares  Life in Years    Exercise Price  Shares  Exercise Price
------------------------  ------ ---------------- ---------------- ------ ----------------
$ 4.06 to $15.00........    860        3.4             $ 9.05        807       $ 9.23
$15.01 to $20.00........  1,428        4.9              17.87      1,150        18.02
$20.01 to $30.00........  1,256        5.2              26.31        908        26.41
$30.01 to $40.00........  1,640        7.9              35.01        468        34.71
$40.01 to $50.00........  1,845        8.5              44.62        340        43.41
$50.01 to $69.33........    943        9.2              54.34         54        53.96
                          -----                                    -----
                          7,972        6.7             $32.28      3,727       $23.09
                          =====                                    =====

NOTE 9--Operating Segments

   Watson is a manufacturer and marketer of pharmaceutical products with two reportable operating segments: branded and generic pharmaceutical products. The branded products segment includes the company's lines of women's health, general products and nephrology products. Watson has aggregated its branded product lines because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and trademarked generic products that Watson promotes directly to healthcare professionals as branded pharmaceutical products. The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The company sells its generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

   The accounting policies of the operating segments are the same as those described in Note 1. Watson primarily evaluates its operating segments based on net revenues and gross profit. The "other" classification includes revenues from research, development and licensing fees. Net revenues and gross profit information for the company's operating segments for the three years ended December 31, 2000 are summarized as follows:

                                                      Years Ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (in thousands)
   Net revenues:
     Branded pharmaceutical products................ $422,983 $357,427 $253,984
     Generic pharmaceutical products................  370,809  306,979  329,805
     Other..........................................   17,732   40,484   23,396
                                                     -------- -------- --------
       Total net revenues........................... $811,524 $704,890 $607,185
                                                     ======== ======== ========
   Gross profit:
     Branded pharmaceutical products................ $338,056 $292,764 $198,560
     Generic pharmaceutical products................   83,955  137,302  173,188
     Other..........................................   17,732   40,484   23,396
                                                     -------- -------- --------
       Total gross profit........................... $439,743 $470,550 $395,144
                                                     ======== ======== ========

                         WATSON PHARMACEUTICALS, INC.

NOTE 10--Commitments and Contingencies

 Facility and equipment leases

   The company has entered into operating leases for certain facilities and equipment. The terms of the operating leases for the company's facilities require the company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2000, 1999 and 1998 was $8.5 million, $7.2 million and $6.8 million, respectively.

   At December 31, 2000, future minimum lease payments under all non-cancelable operating leases consisted of $9.6 million in 2001, $8.9 million in 2002, $8.7 million in 2003, $4.2 million in 2004, $3.3 million in 2005 and
$5.2 million thereafter.

 Employee retirement plans

   The company certain retirement plans covering substantially all employees. The company contributes to the plans based upon the employee contributions. Watson contributed $2.7 million, $1.8 million and $1.4 million to these retirement plans for the years ended December 31, 2000, 1999, and 1998, respectively.

 Legal matters

   The company is involved in various claims, disputes, investigations, inquiries and legal proceedings that arise from time to time in the ordinary course of its business. While there can be no assurance that an adverse determination of any such matters could not have a material adverse impact on the company in any future period, management does not believe, based on information known to it, that the ultimate resolution of such matters will have a material adverse impact on the company's consolidated financial position or results of operations.

                         WATSON PHARMACEUTICALS, INC.

NOTE 11--Quarterly Financial Data (Unaudited)

   The company changed its accounting method for revenue recognition for the adoption of SAB 101, effective January 1, 2000, as further discussed in Note
1. The unaudited quarterly consolidated financial data are shown below as reported before the adoption of SAB 101 and as adjusted to reflect the adoption of SAB 101 (in thousands, except per share amounts):

                                           Fourth    Third     Second   First
   2000                                   Quarter   Quarter   Quarter  Quarter
   ----                                   --------  --------  -------- --------
   As reported before SAB 101:
   Net revenues.......................... $254,755  $187,854  $195,251 $182,645
     Gross profit........................  113,957    88,224   126,374  118,629
   Income (loss) before extraordinary
    item.................................   (1,911)  (62,691)   95,724  144,252
     Net income (loss)................... $ (1,911) $(63,907) $ 95,724 $144,252
                                          ========  ========  ======== ========
     Basic earnings (loss) per share..... $  (0.02) $  (0.63) $   0.96 $   1.46
                                          ========  ========  ======== ========
     Diluted earnings (loss) per share... $  (0.02) $  (0.63) $   0.94 $   1.43
                                          ========  ========  ======== ========

   Adjusted for SAB 101:
   Net revenues.......................... $254,755  $179,331  $200,204 $177,234
     Gross profit........................  113,957    82,414   128,103  115,269
   Income (loss) before extraordinary
    item and cumulative effect of change
    in accounting principle..............   (1,911)  (66,322)   96,805  142,152
     Net income (loss)................... $ (1,911) $(67,538) $ 96,805 $130,139
                                          ========  ========  ======== ========
     Basic earnings (loss) per share..... $  (0.02) $  (0.66) $   0.97 $   1.31
                                          ========  ========  ======== ========
     Diluted earnings (loss) per share... $  (0.02) $  (0.66) $   0.96 $   1.29
                                          ========  ========  ======== ========
   Market price per share:  High......... $  67.88  $  71.50  $  54.69 $  45.75
                            Low.......... $  42.25  $  48.13  $  37.50 $  33.69

                                           Fourth    Third     Second   First
   1999                                   Quarter   Quarter   Quarter  Quarter
   ----                                   --------  --------  -------- --------
   Net revenues.......................... $193,161  $173,025  $172,819 $165,885
     Gross profit........................  127,306   111,188   116,600  115,456
     Net income.......................... $ 73,509  $ 35,615  $ 46,267 $ 27,270
                                          ========  ========  ======== ========
     Basic earnings per share............ $   0.75  $   0.36  $   0.47 $   0.28
                                          ========  ========  ======== ========
     Diluted earnings per share.......... $   0.73  $   0.35  $   0.46 $   0.27
                                          ========  ========  ======== ========
   Market price per share:  High......... $  43.31  $  40.31  $  47.50 $  62.94
                            Low.......... $  26.50  $  28.00  $  30.50 $  37.06

   The company's pro forma net income and diluted earnings per share for the fourth quarter of 1999, assuming retroactive application of SAB 101, is $74.7 million and $0.75, respectively.

   The quarterly data above were restated, as applicable, for the acquisition of Makoff in November 2000 and TheraTech in January 1999, accounted for under the pooling of interests method as further discussed in Note 2.

                                 Exhibit Index

 Exhibit
   No.                                 Description
 -------                               -----------
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

  10.1 Industrial Real Estate Lease, with addendum, dated December 23, 1985, between Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the
          Company, is incorporated by reference to Exhibit 10.6 to 33-46229.

         Second Amendment thereto dated August 8, 1995 is incorporated by reference to Exhibit 10.1 to the Company's September 30, 1995 Form
          10-Q.

         Third Amendment thereto dated August 31, 1998 is incorporated by reference to Exhibit 10.3 to the Company's 1998 Form 10-K.

         Fourth Amendment thereto dated March 19, 2001.

 *10.2   1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company's June 30, 1995 Form 10-Q.

         Plan amendments are incorporated by reference to Exhibit 10.6(a) to the Company's June 30, 1996 Form 10-Q and by reference to Exhibit
          10.6(a) to the Company's March 31, 1997 Form 10-Q.

 *10.3   1995 Non-Employee Directors' Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company's June 30,
          1995 Form 10-Q.

 *10.4   Form of Key Employee Agreement. The Company has entered into a Key
          Employee Agreement in substantially the form filed herewith with each of its executive officers, who include Michael E. Boxer, Donald A.
          Britt, Sr., Allen Chao, Ph.D., Maria Chow, Charles Ebert, Robert C.
          Funsten, and David C. Hsia, Ph.D. A copy of each of these
          individual's Key Employee Agreements will be provided to the Staff upon request.

  10.5   Asset Purchase Agreement among the Company, G. D. Searle & Co. and SCS
          Pharmaceuticals, dated September 30, 1997, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 16, 1997.

  10.6   Supply Agreement between the Company and G. D. Searle & Co., dated
          October 16, 1997, is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 16, 1997.

  10.7   Stock Purchase Agreement among the Company, Hoechst Marion Roussel,
          Inc. and Marisub, Inc. dated August 25, 1997 is incorporated by reference to Exhibit 10.27 to the Company's 1997 Form 10-K.

         Amendment dated November 26, 1997 is incorporated by reference to
          Exhibit 10.27(a) to the Company's 1997 Form 10-K.

         Second Amendment dated February 27, 1998, is incorporated by reference to Exhibit 10.27(b) to the Company's 1997 Form 10-K.

  10.8   Supply and License Agreement by and between Hoechst Marion Roussel,
          Inc. and The Rugby Group, Inc. dated February 27, 1998, is incorporated by reference to Exhibit 10.28 to the Company's 1997 Form
          10-K.

 Exhibit
   No.                                Description
 -------                              -----------
  10.9   Contract Manufacturing Agreement by and between Hoechst Marion
          Roussel, Inc. and The Rugby Group, Inc., dated February 27, 1998, is incorporated by reference to Exhibit 10.29 to the Company's 1997
          Form 10-K.

  10.10  Supply Agreement by and between the Company and G. D. Searle & Co.
          dated November 18, 1998 is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 18, 1998.

  10.11  License Agreement between the Company and Rorer Pharmaceutical
          Products, Inc., dated June 30, 1997, is incorporated by reference to
          Exhibit 10.1 to the Company's Current Report 8-K dated June 30,
          1997.

 +10.12  Distribution Agreement between R&D Laboratories, Inc. and Rhone-
          Poulenc Rorer GmbH dated June 24, 1993, as amended June 28, 1994.

 +10.13  Manufacturing & Supply Agreement between R&D Laboratories, Inc. and
          Rhone-Poulenc Rorer GmbH dated December 1, 1998, as amended by that
          Amendment No. 1 dated in 2000.

 +10.14  Trademark Agreement between R&D Laboratories, Inc. and Rhone-Poulenc
          Rorer GmbH dated August 26, 1993, as amended by that Amendment No. 1 dated in 2000.

  10.15 Amended and Restated Credit Agreement dated as of August 28, 2000 among the Company, SG Cowen Securities and Societe Generale.

  21.1   Subsidiaries of the Company.

  23.1   Consent of PricewaterhouseCoopers LLP.

  23.2   Consent of Ernst & Young LLP.

  23.3   Consent of Singer Lewak Greenbaum & Goldstein LLP.

--------
*  Compensation Plan or Agreement

+ Confidential treatment will be requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the SEC.