Form 10-Q
period 2001-03-31
WATSON PHARMACEUTICALS INC
filed 2001-05-15
CIK 884629

===============================================================================

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

The number of shares of the Registrant's only class of common stock outstanding as of May 4, 2001 was approximately 105,870,000.

===============================================================================

                          WATSON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q
                                     FOR THE
                      QUARTERLY PERIOD ENDED MARCH 31, 2001

                                                                                                            PAGE
                                                                                                           -------
                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
            Consolidated Balance Sheets as of March 31, 2001 and
               December 31, 2000.................................................................            1
            Consolidated Statements of Income for the
               Three Months Ended March 31, 2001 and 2000........................................            2
            Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2001 and 2000........................................            3
           Notes to Consolidated Financial Statements............................................            4
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.........................................            9
Item 3.  Quantitative and Qualitative Disclosure about Market Risk...............................           13

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings.......................................................................           14
Item 6.  Exhibits and Reports on Form 8-K........................................................           15
Signatures.......................................................................................           16


                          WATSON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited; in thousands, except share amounts)


                                                                           MARCH 31,     DECEMBER 31,
                                                                             2001           2000
                                                                          -----------    ------------
                                   ASSETS

Current assets:
    Cash and cash equivalents.........................................    $   28,671     $   66,194
    Marketable securities.............................................       122,335        171,452
    Accounts receivable, net..........................................       193,908         85,703
    Assets held for disposition.......................................        67,989        142,067
    Inventories.......................................................       242,223        248,945
    Prepaid expenses and other current assets.........................        35,059         30,084
    Deferred tax assets...............................................        96,791         86,900
                                                                          ----------     ----------
      Total current assets............................................       786,976        831,345

Property and equipment, net...........................................       199,472        194,487
Investments and other assets..........................................       111,579        109,521
Product rights and other intangibles, net.............................     1,448,142      1,444,545
                                                                          ----------     ----------

                                                                          $2,546,169     $2,579,898
                                                                          ==========     ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses.............................    $  205,141     $  200,965
    Income taxes payable..............................................            --         18,935
    Current portion of long-term debt.................................        56,883         52,882
    Current liability from acquisitions of products and businesses....         7,658          7,658
                                                                          ----------     ----------
      Total current liabilities.......................................       269,682        280,440

Long-term debt........................................................       466,534        483,272
Long-term liability from acquisitions of products and businesses......        12,249         12,249
Deferred tax liabilities..............................................       204,025        255,968
                                                                          ----------     ----------
      Total liabilities...............................................       952,490      1,031,929
                                                                          ----------     ----------
Commitments and contingencies

Stockholders' equity:
Preferred stock; no par value per share;  2,500,000 shares
 authorized; none outstanding.........................................            --             --
Common stock; $0.0033 par value per share; 500,000,000 shares
 authorized; 105,839,700 and 105,600,200 shares outstanding...........           349            348
Additional paid-in capital............................................       767,615        758,760
Retained earnings.....................................................       769,149        706,693
Accumulated other comprehensive income................................        56,566         82,168
                                                                          ----------     ----------
      Total stockholders' equity......................................     1,593,679      1,547,969
                                                                          ----------     ----------

                                                                          $2,546,169     $2,579,898
                                                                          ==========     ==========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited; in thousands, except earnings per share)


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -------------------------
                                                                  2001           2000
                                                               ----------     ----------

Net revenues................................................   $ 296,846      $ 177,234
Cost of sales...............................................     132,758         61,965
                                                               ---------      ---------
      Gross profit..........................................     164,088        115,269
                                                               ---------      ---------
Operating expenses:
   Research and development.................................      14,345         13,103
   Selling, general and administrative......................      50,193         32,478
   Amortization.............................................      19,936          8,669
                                                               ---------      ---------
      Total operating expenses..............................      84,474         54,250
                                                               ---------      ---------
Operating income............................................      79,614         61,019
                                                               ---------      ---------
Other income (expense):
   Equity in loss of joint ventures.........................      (1,010)        (2,053)
   Gain on sales of securities..............................      31,275        166,930
   Interest and other income................................         992          2,994
   Interest expense.........................................      (7,718)        (2,768)
                                                               ---------      ---------
      Total other income, net...............................      23,539        165,103
                                                               ---------      ---------
Income before income tax provision and
   cumulative effect of change in accounting principle......     103,153        226,122
Provision for income taxes..................................      40,697         83,970
                                                               ---------      ---------
Income before cumulative effect of change in
   accounting principle.....................................      62,456        142,152

Cumulative effect of change in accounting principle,
   net of taxes of $7,208...................................          --        (12,013)
                                                               ---------      ---------
Net income..................................................   $  62,456        130,139
                                                               =========      =========
Earnings per share:
   Basic....................................................   $    0.59           1.31
                                                               =========      =========
   Diluted..................................................   $    0.58           1.29
                                                               =========      =========
Weighted average shares outstanding:
   Basic....................................................     105,702         99,065
                                                               =========      =========
   Diluted..................................................     108,092        100,680
                                                               =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 ------------------------------
                                                                                    2001                2000
                                                                                 -----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................      $  62,456          $ 130,139
                                                                                   ---------          ---------
Reconciliation to net cash (used in) provided by operating activities:
  Depreciation...............................................................          6,056              3,054
  Amortization...............................................................         19,936              8,669
  Cumulative effect of change in accounting principle........................             --             12,013
  Deferred income tax provision (benefit)....................................         10,402             (2,915)
  Equity in loss of joint ventures...........................................          1,084              2,173
  Gain on sales of securities................................................        (31,275)          (166,930)
  Tax benefits related to exercise of stock options..........................          2,400              2,222
  Other......................................................................            198               (874)
  Changes in assets and liabilities:
      Accounts receivable....................................................       (108,205)            38,469
      Assets held for disposition............................................         (7,576)                --
      Inventories............................................................          6,722            (15,098)
      Prepaid expenses and other current assets..............................         (4,975)            (3,145)
      Accounts payable and accrued expenses..................................          2,013               (997)
      Income taxes payable...................................................         (5,917)            56,077
                                                                                   ---------          ---------
         Total adjustments...................................................       (109,137)           (67,282)
                                                                                   ---------          ---------
           Net cash (used in) provided by operating activities...............        (46,681)            62,857
                                                                                   ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment..........................................        (11,041)            (6,344)
Purchases of marketable securities...........................................             --             (3,703)
Proceeds from maturities of marketable securities............................             --              7,653
Acquisitions of product rights...............................................         (4,119)              (263)
Contingent payment related to acquisition of The Rugby Group.................             --            (23,407)
Issuance of note receivable..................................................         (2,000)            (9,000)
Proceeds from sales of securities............................................         32,599            184,144
Additions to investments in joint ventures...................................             --               (223)
                                                                                   ---------          ---------
           Net cash provided by investing activities.........................         15,439            148,857
                                                                                   ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt.........................................        (12,737)              (380)
Payments on liability for acquisition of product rights......................             --            (15,000)
Distributions to stockholders................................................             --               (430)
Proceeds from exercise of stock options......................................          6,456              5,443
                                                                                   ---------          ---------
           Net cash used in financing activities.............................         (6,281)           (10,367)
                                                                                   ---------          ---------
(Decrease) increase in cash and cash equivalents.............................        (37,523)           201,347
Cash and cash equivalents at beginning of period.............................         66,194            108,172
                                                                                   ---------          ---------
Cash and cash equivalents at end of period...................................      $  28,671          $ 309,519
                                                                                   =========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for::
           Income taxes......................................................      $  13,937          $  30,245
           Interest (including capitalized interest of $1,660)...............      $   7,754          $     101


          See accompanying Notes to Consolidated Financial Statements.

                          WATSON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

The accompanying unaudited consolidated financial statements of Watson Pharmaceuticals, Inc. and its subsidiaries (Watson or the company) should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly Watson's consolidated financial position and results of operations for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. In addition, we have reclassified certain prior year amounts in the consolidated financial statements to conform to the current year presentation. The results of operations for any interim period are not necessarily indicative of the results of operations that Watson may achieve for the entire year.

The company completed its acquisition of Makoff R&D Laboratories, Inc. (Makoff) in November 2000, as further discussed in Note B. This acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to reflect the results of operations of Makoff for all periods presented.

Marketable securities

Marketable securities consist primarily of Watson's investment in the common stock of Andrx Corporation - Andrx Group (Andrx). Andrx is primarily engaged in the formulation and commercialization of controlled-release pharmaceuticals using proprietary drug delivery technologies. Andrx' common stock trades on the NASDAQ National Market System under the symbol ADRX. During the first quarter of 2001, Watson sold approximately 600,000 shares of Andrx common stock for $32.6 million and recorded a pre-tax gain of $31.3 million. The company sold 4.2 million shares of Andrx in the first quarter of 2000 for $182.2 million and recorded a pre-tax gain of $166.9 million.

As of March 31, 2001, Watson owned 2.1 million common shares of Andrx, or approximately 3% of the total Andrx common shares outstanding. The company accounts for this investment at fair value as an available-for-sale security. The unrealized gain on the company's investment in Andrx was approximately $58.1 million and $88.9 million (net of income taxes of $38.7 million and $59.3 million), at March 31, 2001 and December 31, 2000, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

Recent accounting pronouncements

Effective January 1, 2000, the company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. The cumulative effect of this change in accounting principle, through December 31, 1999, was $12 million and was recorded in the accompanying consolidated statement of income for the three months ended March 31, 2000. In addition, the retroactive effect of this change on the accompanying consolidated statement of income for the three months ended March 31, 2000 was to reduce net revenues and gross profit by $5.4 million and $3.4 million, respectively.

In January 2001, Watson adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), issued by the Financial Accounting Standards Board in June 1998. SFAS 133 requires all derivative instruments on the balance sheet to be recorded at their fair values. Gains and losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and other criteria. The adoption of SFAS 133 had no material impact on the company's results of operations or financial position.

Earnings per share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted earnings per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods presented assuming the exercise of all in-the-money stock options. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 is as follows (in thousands, except for EPS):


                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                  -------------------
                                                                                    2001       2000
                                                                                  --------   --------
NUMERATOR:
     Income before cumulative effect of change in accounting principle..........  $ 62,456   $142,152
     Cumulative effect of change in accounting principle, net of taxes..........        --    (12,013)
                                                                                  --------   --------
            Net income..........................................................  $ 62,456   $130,139
                                                                                  ========   ========
DENOMINATORS:
     Denominator for basic EPS, weighted average shares outstanding.............   105,702     99,065
     Assumed exercise of dilutive stock options.................................     2,390      1,615
                                                                                  --------   --------
            Denominator for diluted EPS.........................................   108,092    100,680
                                                                                  ========   ========
BASIC EPS:
     Income before cumulative effect of change in accounting principle..........  $   0.59   $   1.43
     Cumulative effect of change in accounting principle, net of taxes..........        --      (0.12)
                                                                                  --------   --------
            Net income .........................................................  $   0.59   $   1.31
                                                                                  ========   ========
DILUTED EPS:
     Income before cumulative effect of change in accounting principle..........  $   0.58   $   1.41
     Cumulative effect of change in accounting principle, net of taxes..........        --      (0.12)
                                                                                  --------   --------
            Net income .........................................................  $   0.58   $   1.29
                                                                                  ========   ========

NOTE B - ACQUISITIONS OF BUSINESSES

Schein Pharmaceutical, Inc.

During the third quarter of 2000, Watson completed its acquisition of Schein Pharmaceutical, Inc. (Schein). Schein has a branded business focused in the area of nephrology for the management of iron deficiency and anemia and develops, manufactures and markets a broad line of generic products. The aggregate purchase price of $825 million to acquire all the outstanding Schein shares consisted of (a) approximately $510 million in cash, (b) the issuance of approximately 5.4 million Watson common shares with a market value of approximately $300 million, and (c) direct transaction costs of $15 million. In addition, short-term liabilities with a fair value of approximately $375 million (principally debt that was subsequently retired) and long-term liabilities with a fair value of approximately $5 million were assumed by the company. Watson accounted for this acquisition under the purchase method of accounting. Accordingly, Schein's results of operations are included in the consolidated financial statements from the date of acquisition.

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

In connection with the company's acquisition of Schein, the company acquired two injectable pharmaceutical manufacturing facilities, Steris Laboratories, Inc., located in Phoenix, Arizona, and Marsam Pharmaceuticals, Inc., located in Cherry Hill, New Jersey. At the time of the Schein acquisition, the company decided to dispose of these facilities. Accordingly, on the acquisition date these facilities were recorded at their estimated fair market values based on the reports of an independent appraiser. The net assets of these facilities were classified as the current asset, "Assets Held for Disposition" on the company's consolidated balance sheet.

During the first quarter of 2001, following unsuccessful negotiations with potential buyers, Watson made the decision to close the Marsam facility. At March 31, 2001, the company adjusted the Marsam assets to their current estimated net realizable value of $14.2 million and recorded estimated liabilities of $6.3 million for severance and other costs expected to be incurred in connection with the closing of this facility. The company also reclassified $65 million of tax benefits from Assets Held for Disposition to deferred tax assets at March 31, 2001. The balance in Assets Held for Disposition at March 31, 2001 is comprised of the estimated fair market value of the Steris and Marsam facilities, plus an accrual for estimated future Steris losses through its expected disposition date of June 2001. During the first quarter of 2001, operating losses of Steris and Marsam of $5.9 million and $1.6 million, net of taxes, respectively, were applied against the accrual for estimated future losses. In addition, during the first quarter of 2001, interest expense of $1.7 million, net of tax, was allocated to the carrying amount of Assets Held for Disposition.

At the date of the Schein acquisition, Watson established a severance accrual of $33.6 million for termination costs associated with approximately 80 duplicative Schein employees. As of March 31, 2001, the accrual had a remaining balance of $11.3 million.

Makoff R&D Laboratories, Inc.

In November 2000, Watson completed its acquisition of Makoff, a developer, licensor and marketer of pharmaceutical products related to the management of kidney disease. Under the terms of the merger agreement, each share of Makoff common stock was converted into the right to receive 1.9555 shares of Watson's common stock. Accordingly, Watson issued approximately 2.8 million common shares, having a market value of approximately $155 million on the date of acquisition, in exchange for all the outstanding shares of Makoff. The acquisition was accounted for as a pooling of interests for accounting purposes and qualified as a tax-free merger for federal income tax purposes.

During the fourth quarter of 2000, the company recorded a special charge of $22.4 million for certain merger and related expenses associated with the Makoff acquisition. This charge consisted of transaction costs for investment banking fees, professional fees, printing and other costs of $13.6 million and closure costs of $8.8 million. The $8.8 million consisted of employee termination costs for approximately 50 employees ($4.7 million) which were paid pursuant to existing employment agreements, asset impairment costs ($2.5 million) and lease and contract termination costs ($1.6 million). As of March 31, 2001, the company had paid $16.6 million of the total transaction and closure costs and had charged-off the impaired assets of $2.5 million. Accrued merger expenses at March 31, 2001 totaled approximately $3.3 million.

NOTE C - OPERATING SEGMENTS

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

The accounting policies of each of the operating segments are the same as those described in the company's Annual Report on Form 10-K for the year ended December 31, 2000. Watson primarily evaluates its operating segments based on net revenues and gross profit. The "other" classification includes revenues from research, development and licensing fees. Net revenues and gross profit information for the company's operating segments for the three months ended March 31, 2001 and 2000 are summarized as follows (in thousands):


                                                       THREE MONTH ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                       2001           2000
                                                     ---------     ---------
NET REVENUES:

   Branded pharmaceutical products...............     $150,905      $102,063
   Generic pharmaceutical products...............      144,778        68,200
   Other.........................................        1,163         6,971
                                                      --------      --------
      Total net revenues.........................     $296,846      $177,234
                                                      ========      ========
GROSS PROFIT:
   Branded pharmaceutical products...............     $120,330      $ 85,098
   Generic pharmaceutical products...............       42,595        23,200
   Other.........................................        1,163         6,971
                                                      --------       -------
      Total gross profit.........................     $164,088      $115,269
                                                      ========      ========

NOTE D - INVENTORIES

Inventories consisted of the following (in thousands):


                                                      MARCH 31,   DECEMBER 31,
                                                        2001          2000
                                                      --------    ------------
     Raw materials................................    $ 81,596      $100,859
     Work-in-process..............................      37,858        52,529
     Finished goods...............................     122,769        95,557
                                                      --------      --------
                                                      $242,223      $248,945
                                                      ========      ========

NOTE E - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):


                                                             MARCH 31,   DECEMBER 31,
                                                              2001          2000
                                                             ---------   -----------
     Term loan facility, due 2005.........................   $373,093     $385,000
     Senior unsecured notes, 7.125%,
         face amount of $150 million, due 2008 (effective
         rate of 7.25%)...................................    148,770      148,737
     Other notes payable..................................      1,554        2,417
                                                             --------     --------
                                                              523,417      536,154
     Less current portion.................................     56,883       52,882
                                                             --------     --------
                                                             $466,534     $483,272
                                                             ========     ========


In July 2000, the company entered into a credit agreement that provided for a $500 million term loan facility and a $200 million revolving credit facility for working capital and other needs. In connection with the company's acquisition of Schein, the $500 million term loan was drawn upon in its entirety. In September 2000, Watson prepaid $100 million of borrowings under the term loan facility. In addition, the company has paid required principal payments of approximately $27 million on the term loan facility from inception through March 2001.

The interest rate under this credit agreement is based on a margin over the London Interbank Offered Rate (LIBOR). The margin is determined based on a leverage test, with the margin increasing and decreasing in 1/8% increments based on an interest rate grid. The interest rate is subject to adjustment each quarter, based on a leverage ratio. The LIBOR rate, which is subject to market fluctuations, may also change. At March 31, 2001, the interest rate on this credit agreement was approximately 6.5%. Watson is subject to customary financial and operational covenants. As of March 31, 2001, the company had not drawn any funds from the $200 million revolving credit facility.

In May 1998, Watson issued $150 million of 7.125% senior unsecured notes. These notes are due in May 2008, with interest only payments due semi-annually in November and May. Pursuant to the indenture under which the notes were issued, the company is subject to customary financial and operational covenants.

NOTE F - COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's stockholders. Watson's comprehensive income consisted of the following (in thousands):


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      ----------------------
                                                       2001          2000
                                                      --------     ---------
  Net income ......................................   $ 62,456     $ 130,139
                                                      --------     ---------
  Other comprehensive (loss) income net of tax:
     Unrealized holding (losses) gains
       on securities...............................     (6,598)      188,669
     Reclassification for gains included
       in net income...............................    (19,004)     (104,832)
                                                      --------     ---------
  Other comprehensive (loss) income................    (25,602)       83,837
                                                      --------     ---------
  Comprehensive income.............................   $ 36,854     $ 213,976
                                                      ========     =========

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE 2000 PERIOD

Net revenues for the three months ended March 31, 2001 were $296.8 million compared to $177.2 million for the 2000 period, an increase of $119.6 million or 67%. Our first quarter 2001 revenue growth was the result of increased sales of both branded and generic products. Watson's branded product growth was attributable largely to sales of our nephrology products (acquired in the Schein and Makoff acquisitions) and increased sales of our women's health products. We recorded lower sales of our branded products Monodox(R), Microzide(R) and Norco(R) in 2001, due primarily to increased generic competition. Our growth in generic product sales was attributable primarily to sales of the generic products we acquired in the Schein acquisition.

Our overall gross profit margin on product sales decreased to 55% in the first quarter 2001 from 64% in the prior year period. This decline was primarily due to the change in our product sales mix in the first quarter of 2001, which resulted in a higher proportion of generic product sales compared with the year ago quarter, and the absence of new product introductions during the first quarter of 2001. In the third and fourth quarters of 2000, we implemented certain cost reduction strategies at our manufacturing facilities. We continue to review opportunities for cost reductions in all of our manufacturing locations. We believe our 2001 overall gross margin percentage will be approximately 60%. Our achievement of this projected overall gross margin is dependent on our successful implementation of cost reduction strategies, our successful integration of the companies we have acquired and the launches in 2001 of certain anticipated new products.

Research and development expenses increased to $14.3 million in the first quarter of 2001, compared to $13.1 million in the same period of 2000. Branded product development continued to be our focus, while spending on certain generic projects declined. In this regard, spending on clinical studies for branded products increased significantly in the first quarter 2001, while administrative costs were lower due to efficiencies realized from the consolidation of our branded product development program. We expect our research and development spending to increase through 2001, with a continued emphasis on the development of branded products.

Selling, general and administrative expenses increased to $50.2 million in the first quarter of 2001, compared to $32.5 million in the prior year period, due primarily to additional expenses attributable to the sales, marketing and administrative personnel of Schein. We have continued to expand our sales force in the women's health area and, overall, incurred higher advertising and promotional expenses. In addition, we incurred higher professional fees in 2001, primarily due to increased legal costs associated with certain patent-related and litigation matters. For the remainder of 2001, we anticipate that selling, general and administrative expenses on a quarterly basis will remain consistent with the levels incurred in the first quarter of 2001.

Amortization expense for the three months ended March 31, 2001 increased to $19.9 million compared to $8.7 million for the prior year period. We recorded additional amortization in 2001 related to intangible assets recorded in the Schein acquisition. For the balance of 2001, we expect quarterly amortization expense to remain consistent with the level of expense recorded in the first three months of 2001.

Our losses from joint ventures were approximately $1.0 million in the first quarter of 2001, compared with a loss of $2.1 million in the 2000 period. This improvement resulted from a lower net loss in the 2001 period for the Somerset Pharmaceuticals, Inc. joint venture, caused primarily by reduced research and development costs.

In the first quarter of 2001, we sold approximately 600,000 shares of Andrx common stock. The proceeds from these sales amounted to approximately $32.6 million and we recorded a pre-tax gain on sales of securities in the first quarter of 2001 of $31.3 million, compared to a pre-tax gain of $166.9 million in the prior year period.

Interest and other income in the first quarter of 2001 decreased to $1.0 million from $3.0 million in 2000. The decrease in interest and other income was caused by lower average cash balances, which was primarily due to cash used in the Schein acquisition.

Interest expense in the first quarter of 2001 increased to $7.7 million from $2.8 million in 2000 due to interest expense on debt acquired in connection with the Schein acquisition. We borrowed $500 million in July 2000 in the form of a term loan facility. The outstanding balance of our term loan facility as of March 31, 2001 is $373 million, which reflects required principal repayments of $27 million from inception through March 2001, plus an additional $100 million principal repayment in September 2000.

Our income tax provision in the first quarter of 2001 reflected a 39% effective tax rate on pre-tax income, compared to 37% in 2000. The difference in the effective tax rate from 2001 to 2000 was primarily the result of non-deductible amortization expense related to goodwill from the Schein acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The company's working capital decreased to $517.3 million at March 31, 2001 from $550.9 million at December 31, 2000, primarily due to a decrease in the market value of our Andrx holdings, additions to property and equipment and payments made on long-term debt. The most significant sources of non-operating cash during the first three months of 2001 were proceeds from sales of Andrx common stock ($32.6 million) and proceeds and exercises of stock options ($6.5 million). Significant uses of cash included the increase in accounts receivable balances due to increased sales in the first quarter of 2001 ($108 million), principal payments on long-term debt ($13 million) and additions to property and equipment ($11 million). We expect to spend approximately $50 million for property and equipment additions during 2001.

As further discussed in Note E, we entered into a credit agreement with a bank and a consortium of lenders that included a $500 million term loan facility and a $200 million revolving credit facility. The $200 million facility was available for working capital and other needs as of March 31, 2001. In connection with the Schein acquisition, the $500 million term loan was drawn upon in its entirety, and as of March 31, 2001, approximately $373 million was outstanding under this term loan.

In April 1998, we filed a shelf registration statement with the Securities and Exchange Commission that would allow us, from time to time, to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, pursuant to this registration statement, we issued $150 million of 7.125% senior unsecured notes due May 2008, with interest payable semi-annually in May and November. Subject to preparation of a supplement to the existing prospectus and certain other matters, the balance of this registration statement remains available for issuance at Watson's discretion.

Our cash and marketable securities totaled approximately $151 million at March 31, 2001. We believe that our cash and marketable securities balance, our cash flow from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth or to refinance existing debt. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all.

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

Forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among other things:

     o the success of our product development activities and uncertainties related to the timing or outcome of such activities;

     o the timing with which regulatory authorizations and product roll-out may be achieved, if at all;

     o  our ability to retain key personnel;

     o our ability to adequately protect our technology and enforce our intellectual property rights;

     o our success in acquiring or licensing proprietary technologies that are necessary for our product development activities;

     o the outcome of litigation involving Watson (including patent, trademark and copyright litigation), and the costs, expenses and possible diversion of management's time and attention arising from such litigation;

     o our ability to obtain and maintain a sufficient supply of products to meet market demand in a timely manner;

     o our ability to timely and cost effectively integrate into our operations the companies that we acquire, including Makoff and Schein;

     o our dependence on sole source suppliers and the risks associated with a production interruption or shipment delays at such suppliers;

     o the scope, outcome and timeliness of any governmental, court or other regulatory action (including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA);

     o the availability on commercially reasonable terms of raw materials and other third party sourced products;

     o  our exposure to product liability and other lawsuits and contingencies;

     o our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

     o market acceptance of and continued demand for our products and the impact of competitive products and pricing;

     o our ability to successfully compete in both the branded and generic pharmaceutical product sectors; and

     o other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed in Note A to the accompanying Notes to Consolidated Financial Statements, our investment in Andrx consisted of 2.1 million Andrx common shares with a fair market value of approximately $102 million at March 31, 2001. As a publicly traded equity security, this investment has exposure to price risk. The market price of Andrx common shares has been, and may continue to be, volatile. The following table sets forth the Andrx high and low market price per share information, based on published financial sources, through March 31, 2001 and for 2000:


    2001                                  High              Low
    ----                                 -------          -------
    First quarter..................      $ 72.25          $ 38.50

    2000, by quarter
    ----------------
    First..........................      $ 65.50          $ 20.13
    Second.........................        68.31            43.63
    Third..........................        95.88            63.94
    Fourth.........................        94.88            50.82

In addition to Andrx, Watson owns approximately 3% of the outstanding shares of Dr. Reddy's Laboratories, Limited (Dr. Reddy), a developer and manufacturer of active pharmaceutical ingredients and products. Our investment in Dr. Reddy, which trades on the Bombay Stock Exchange and on the New York Stock Exchange in the form of American depositary shares, had a market value of approximately $19 million at March 31, 2001 and was included in marketable securities. Other than our investments in Andrx and Dr. Reddy, substantially all of our cash equivalents and marketable securities are at fixed interest rates and, as such, changes in market interest rates will affect the fair value of these instruments. However, all of these investments mature within one year and we believe that the market risk arising from our holding of these investments is not material. We believe that the fair value of our fixed-rate long-term debt approximates its carrying value of approximately $150 million at March 31, 2001. While changes in market interest rates may affect the fair value of our fixed-rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

                   PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

The company is party to certain lawsuits and legal proceedings, which are described in "Part I, Item 3. Legal Proceedings," of the company's Annual Report on Form 10-K for the year ended December 31, 2000. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report referenced above.

Watson Laboratories, Inc. v. Rhone-Poulenc Rorer (RPR), Inc., et. al. In April 2001, the Court granted partial summary judgment in Watson's favor, finding that RPR had breached the supply agreement and the license agreement executed in connection with Watson's acquisition of certain worldwide rights to the Dilacor(R) XR product and its generic equivalent, and rejecting RPR's affirmative defenses. The Court also denied RPR's motion for partial summary judgment seeking to limit Watson's damages to the time between RPR's breach of the supply agreement and the end of the supply agreement term, and granted in part and denied in part, RPR's motion for partial summary judgment on Watson's claim for violation of California's unfair competition law. The Court has scheduled the trial of the remaining issues, including Watson's claim for damages, injunctive relief, and violation of California's unfair competition law, for September 11, 2001.

Higuchi v. Watson Pharmaceuticals, Inc. In April 2001, the Court granted the company's motion for partial summary judgment as to plaintiffs' claims for breach of contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, and tortious interference with economic advantage. The court also denied plaintiffs' motion for summary judgment in all particulars. The trial of plaintiffs' only remaining claim, for negligence, has commenced and is expected to conclude in May 2001.

Cipro lawsuits. In January 2001, the Judicial Panel on Multi-district Litigation granted the plaintiffs' motion to consolidate the various pending federal cases alleging claims under various state and federal competition and consumer protection laws. The cases have been consolidated in the United States District Court for the Eastern District of New York for all pretrial purposes. The company and other defendants have received document subpoenas and civil investigative demands from various state and federal agencies but have not yet responded to those demands.

Watson Pharma, Inc. v. Bristol-Myers Squibb Company (BMS). In April 2001, BMS moved to consolidate the company's action with various third party actions against BMS related to buspirone. BMS dismissed the patent infringement action it had filed against the company in the United States District Court for the Central District of California, and then moved to consolidate the remaining patent infringement case it has filed against the company and certain of its affiliates with similar cases it has filed against other third parties. On May 14, 2001, the company responded to the motions to consolidate these actions.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Reference is hereby made to the Exhibit Index on page 17.

        (b) Reports on Form 8-K filed during the quarter ended March 31, 2001:

            On January 30, 2001, we filed a Form 8-K report, dated January 5, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WATSON PHARMACEUTICALS, INC.
                                                   (Registrant)


                          By:                  /S/ MICHAEL E. BOXER
                              -------------------------------------------------
                                                   Michael E. Boxer
                                Senior Vice President - Chief Financial Officer
                                             (Principal Financial Officer)


                          By:                 /S/ R. CHATO ABAD
                             ---------------------------------------------------
                                                   R. Chato Abad
                                             Vice President - Finance
                                         (Principal Accounting Officer)


Dated: May 14, 2001

                          WATSON PHARMACEUTICALS, INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

*10.1 Watson Pharmaceuticals, Inc. Employee Stock Purchase Plan effective as of February 12, 2001.

*10.2 Watson Pharmaceuticals, Inc. 2001 Incentive Award Plan effective as of February 12, 2001.


--------------
* Compensation Plan or Agreement