Form 10-Q
period 2001-06-30
WATSON PHARMACEUTICALS INC
filed 2001-08-14
CIK 884629

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

The number of shares outstanding of the Registrant's only class of common stock as of August 9, 2001 was approximately 106,333,300.

================================================================================

                          WATSON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q
                                    FOR THE
                      QUARTERLY PERIOD ENDED JUNE 30, 2001


                                                                           PAGE
                                                                           ----
                        PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

           Consolidated Balance Sheets as of June 30, 2001 and
            December 31, 2000...........................................     1

           Consolidated Statements of Income for the
            Three and Six Months Ended June 30, 2001 and 2000...........     2

           Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2001 and 2000.....................     3

         Notes to Consolidated Financial Statements.....................     4

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................    10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk......    15

                  PART II.  OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings..............................................    16

Item 4.  Submission of Matters to a Vote of Security Holders............    17

Item 6.  Exhibits and Reports on Form 8-K...............................    17

Signatures..............................................................    18

                         WATSON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Unaudited; in thousands, except share amounts)

                                                                           June 30,    December 31,
                                                                             2001         2000
                                                                          ----------   ------------
                               ASSETS
Current assets:
   Cash and cash equivalents..........................................    $   62,745   $   66,194
   Marketable securities..............................................       163,046      171,452
   Accounts receivable, net...........................................       199,258       85,703
   Assets held for disposition........................................        67,187      142,067
   Inventories........................................................       264,788      248,945
   Prepaid expenses and other current assets..........................        34,532       30,084
   Deferred tax assets................................................        50,508       86,900
                                                                          ----------   ----------
     Total current assets.............................................       842,064      831,345

Property and equipment, net...........................................       214,126      194,487
Investments and other assets..........................................       101,524      109,521
Product rights and other intangibles, net.............................     1,441,652    1,444,545
                                                                          ----------   ----------

                                                                          $2,599,366   $2,579,898
                                                                          ==========   ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..............................    $  174,492   $  200,965
   Income taxes payable...............................................           ---       18,935
   Current portion of long-term debt..................................        56,027       52,882
   Current liability from acquisitions of products and businesses.....         6,708        7,658
                                                                          ----------   ----------
     Total current liabilities........................................       237,227      280,440

Long-term debt........................................................       455,502      483,272
Long-term liability from acquisitions of products and businesses......        12,249       12,249
Deferred tax liabilities..............................................       203,826      255,968
                                                                          ----------   ----------
     Total liabilities................................................       908,804    1,031,929
                                                                          ----------   ----------

Commitments and contingencies

Stockholders' equity:
Preferred stock; no par value per share;  2,500,000 shares                       ---          ---
   authorized; none outstanding.......................................
Common stock; $0.0033 par value per share; 500,000,000 shares
   authorized; 106,235,600 and 105,600,200 shares outstanding.........           351          348
Additional paid-in capital............................................       783,060      758,760
Retained earnings.....................................................       835,394      706,693
Accumulated other comprehensive income................................        71,757       82,168
                                                                          ----------   ----------
     Total stockholders' equity.......................................     1,690,562    1,547,969
                                                                          ----------   ----------

                                                                          $2,599,366   $2,579,898
                                                                          ==========   ==========

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (Unaudited, in thousands, except earnings per share)


                                                         Three Months Ended                         Six Months Ended
                                                              June 30,                                  June 30,
                                                  --------------------------------          --------------------------------
                                                        2001                2000                  2001                2000
                                                      --------            --------              --------            --------
Net revenues...................................       $298,978            $200,204              $595,824            $377,438
Cost of sales..................................        109,980              72,101               242,738             134,066
                                                      --------            --------              --------            --------
     Gross profit..............................        188,998             128,103               353,086             243,372
                                                      --------            --------              --------            --------
Operating expenses:
   Research and development....................         14,159              12,697                28,504              25,800
   Selling, general and administrative.........         54,516              34,427               104,709              66,905
   Amortization................................         20,327               8,767                40,263              17,436
                                                      --------            --------              --------            --------
     Total operating expenses..................         89,002              55,891               173,476             110,141
                                                      --------            --------              --------            --------

Operating income...............................         99,996              72,212               179,610             133,231
                                                      --------            --------              --------            --------
Other income (expense):
   Equity in loss of joint ventures............           (770)             (1,658)               (1,780)             (3,711)
   Gain on sales of securities.................         16,398              81,465                47,673             248,395
   Interest and other income...................            611               5,753                 1,603               8,747
   Interest expense............................         (6,960)             (2,539)              (14,678)             (5,307)
                                                      --------            --------              --------            --------
     Total other income, net...................          9,279              83,021                32,818             248,124
                                                      --------            --------              --------            --------
Income before income tax provision
   and cumulative effect of change in
   accounting principle........................        109,275             155,233               212,428             381,355
Provision for income taxes.....................         43,030              58,428                83,727             142,398
                                                      --------            --------              --------            --------
Income before cumulative effect of
   change in accounting principle..............         66,245              96,805               128,701             238,957
Cumulative effect of change in accounting
   principle, net of taxes of $7,208...........            ---                 ---                   ---             (12,013)
                                                      --------            --------              --------            --------
Net income.....................................       $ 66,245            $ 96,805              $128,701            $226,944
                                                      ========            ========              ========            ========

Earnings per share:
   Basic.......................................          $0.63               $0.97              $   1.22            $   2.28
                                                      ========            ========              ========            ========
   Diluted.....................................          $0.61               $0.96              $   1.19            $   2.24
                                                      ========            ========              ========            ========
Weighted average shares outstanding:
   Basic.......................................        105,965              99,420               105,836              99,445
                                                      ========            ========              ========            ========
   Diluted.....................................        108,367             101,300               108,231             101,165
                                                      ========            ========              ========            ========

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                            Six Months Ended June 30,
                                                                      --------------------------------------
                                                                          2001                    2000
                                                                      --------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................        $ 128,701               $ 226,944
                                                                           ---------               ---------
Reconciliation to net cash provided by operating activities:
   Depreciation....................................................           12,744                   6,761
   Amortization....................................................           40,263                  17,436
   Cumulative effect of change in accounting principle.............              ---                  12,013
   Deferred income tax provision...................................           18,303                   4,725
   Equity in loss of joint ventures................................            1,919                   3,931
   Gain on sales of securities.....................................          (47,673)               (248,395)
   Tax benefits related to exercises of stock options..............            7,400                   4,824
   Other...........................................................             (271)                  3,659
   Changes in assets and liabilities:
     Accounts receivable...........................................         (113,555)                 48,200
     Assets held for disposition...................................           (7,679)                    ---
     Inventories...................................................          (27,486)                (42,167)
     Prepaid expenses and other current assets.....................           (4,448)                 (9,184)
     Accounts payable and accrued expenses.........................          (22,121)                 10,137
     Income taxes payable..........................................           15,284                   5,714
                                                                           ---------               ---------
           Total adjustments.......................................         (127,320)               (182,346)
                                                                           ---------               ---------
           Net cash provided by operating activities...............            1,381                  44,598
                                                                           ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment................................          (32,734)                (15,342)
Purchases of marketable securities.................................              ---                 (26,879)
Proceeds from maturities of marketable securities..................              253                  15,523
Acquisitions of product rights.....................................          (11,341)                 (3,875)
Contingent payment related to acquisition of The Rugby Group.......              ---                 (23,407)
Issuance of note receivable........................................           (2,000)                 (9,000)
Proceeds from sales of securities..................................           49,664                 269,630
Additions to investments in joint ventures.........................              ---                    (437)
                                                                           ---------               ---------
           Net cash provided by investing activities...............            3,842                 206,213
                                                                           ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt...........................              ---                   1,000
Principal payments on long-term debt...............................          (24,625)                 (1,896)
Payment on liability for acquisition of product rights.............             (950)                (15,000)
Distributions to stockholders......................................              ---                    (805)
Proceeds from exercises of stock options...........................           16,903                  14,955
                                                                           ---------               ---------
           Net cash used in financing activities...................           (8,672)                 (1,746)
                                                                           ---------               ---------
(Decrease) increase in cash and cash equivalents...................           (3,449)                249,065
Cash and cash equivalents at beginning of period...................           66,194                 108,172
                                                                           ---------               ---------

Cash and cash equivalents at end of period.........................        $  62,745               $ 357,237
                                                                           =========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for:
           Income taxes............................................        $  14,676               $ 128,257
           Interest (including capitalized interest of $4,631).....        $  17,361               $   5,425

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

The accompanying unaudited consolidated financial statements of Watson Pharmaceuticals, Inc. and its subsidiaries (Watson or the company) should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2000 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly Watson's consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The results of operations and cash flows for any interim period are not necessarily indicative of the results of operations and cash flows that Watson may achieve for any other interim period or for the entire year.

The company completed its acquisition of Makoff R&D Laboratories, Inc. (Makoff) in November 2000, as further discussed in Note B to the Consolidated Financial Statements in this Form 10-Q. This acquisition was accounted for as a pooling of interests and, accordingly, the accompanying consolidated financial statements have been restated to reflect the results of operations of Makoff for all periods presented (as if the two companies had always operated as one).

Marketable securities

Marketable securities consist primarily of Watson's investment in the common stock of Andrx Corporation - Andrx Group (Andrx). Andrx is primarily engaged in the formulation and commercialization of controlled-release pharmaceuticals using proprietary drug delivery technologies. Andrx' common stock trades on the NASDAQ National Market System under the symbol ADRX. During the three months ended June 30, 2001, Watson sold approximately 300,000 shares of Andrx common stock for $17.1 million and recorded a pre-tax gain of $16.4 million. During the six months ended June 30, 2001, Watson sold approximately 900,000 shares of Andrx common stock for $49.7 million and recorded a pre-tax gain of $47.7 million.

As of June 30, 2001, Watson owned 1.8 million common shares of Andrx (approximately 3% of the total Andrx common shares outstanding) with a market value of approximately $138 million. The company accounts for this investment at fair value as an available-for-sale security. The unrealized gain on the company's investment in Andrx was approximately $79.8 million and $88.9 million (net of income taxes of $53.2 million and $59.3 million), at June 30, 2001 and December 31, 2000, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase accounting method for which the date of acquisition is after June 30, 2001. SFAS No. 142 establishes that goodwill and certain intangible assets will no longer be amortized to earnings, but instead tested for impairment at least annually. Except for business combinations initiated after June 30, 2001, the company is required to adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. The company is currently evaluating the impact of these pronouncements on its consolidated financial statements.

Effective January 1, 2000, the company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. The adoption of SAB 101 required Watson to change the methods in which revenue was recognized from product sales and research, development and licensing agreements.

In accordance with SAB 101, the company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer.

Revenues recognized from research, development and licensing agreements (including milestone payments) are now recorded on the "contingency-adjusted performance model," which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met and cash has been received from the customer. Therefore, once contingencies for individual milestones (e.g. government approval of a New Drug Application) have been eliminated, revenue is recognized based on the percentage of completion method.

The cumulative effect of this change in accounting principle, through December 31, 1999, was $12 million and was recorded in the first quarter of 2000. In addition, the retroactive effect of this change on the accompanying consolidated statement of income for the three months ended June 30, 2000 was to increase net revenues and gross profit by $5.0 million and $1.7 million, respectively. The retroactive effect for the six months ended June 30, 2000, was to reduce net revenues and gross profit by $0.5 million and $1.6 million, respectively.

In January 2001, Watson adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), issued by the Financial Accounting Standards Board in June 1998. SFAS No. 133 requires all derivative instruments on the balance sheet to be recorded at their fair values. Gains and losses resulting from changes in the fair values of those derivatives are accounted for depending on the use of the derivative and other criteria. The adoption of SFAS No. 133 had no material impact on the company's results of operations or financial position.

Earnings per share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented assuming the exercise of all in-the-money stock options. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 is as follows (in thousands, except for EPS):

                                                                     Three Months Ended       Six Months Ended
                                                                         June 30,                 June 30,
                                                                    --------------------    ---------------------
                                                                      2001        2000        2001        2000
                                                                    --------    --------    ---------    --------
Numerator:
 Income before cumulative effect of
    change in accounting principle...............................   $ 66,245    $ 96,805     $128,701    $238,957
 Cumulative effect of change in accounting
    principle, net of taxes......................................        ---         ---          ---     (12,013)
                                                                    --------    --------     --------    --------
           Net income............................................   $ 66,245    $ 96,805     $128,701    $226,944
                                                                    ========    ========     ========    ========
Denominators:
 Denominator for basic EPS, weighted
    average shares outstanding...................................    105,965      99,420      105,836      99,445
 Assumed exercise of dilutive stock options......................      2,402       1,880        2,395       1,720
                                                                    --------    --------     --------    --------
           Denominator for diluted EPS...........................    108,367     101,300      108,231     101,165
                                                                    ========    ========     ========    ========
Basic EPS:
 Income before cumulative effect of
    change in accounting principle...............................   $   0.63    $   0.97     $   1.22    $   2.40
 Cumulative effect of change in accounting
    principle, net of taxes......................................        ---         ---          ---       (0.12)
                                                                    --------    --------     --------    --------
           Basic earnings per share..............................   $   0.63    $   0.97     $   1.22    $   2.28
                                                                    ========    ========     ========    ========
Diluted EPS:
 Income before cumulative effect of
    change in accounting principle...............................   $   0.61    $   0.96     $   1.19    $   2.36
 Cumulative effect of change in accounting
    principle, net of taxes......................................        ---         ---          ---       (0.12)
                                                                    --------    --------     --------    --------
           Diluted earnings per share............................   $   0.61    $   0.96     $   1.19    $   2.24
                                                                    ========    ========     ========    ========

NOTE B - ACQUISITIONS OF BUSINESSES

Schein Pharmaceutical, Inc.

During the third quarter of 2000, Watson completed its acquisition of Schein Pharmaceutical, Inc. (Schein). Schein has a branded pharmaceutical business focused in the area of nephrology for the management of iron deficiency and anemia and also develops, manufactures and markets a broad line of generic products. The aggregate purchase price of $825 million to acquire all the outstanding Schein shares consisted of (a) approximately $510 million in cash,
(b) the issuance of approximately 5.4 million Watson common shares, having a market value on the date of acquisition of approximately $300 million, and (c) direct transaction costs of $15 million. In addition, short-term liabilities with a fair value of approximately $375 million (principally debt that was subsequently retired) and long-term liabilities with a fair value of approximately $5 million were assumed by the company. Watson accounted for this acquisition under the purchase method of accounting. Accordingly, Schein's results of operations are included in the consolidated financial statements from the date of acquisition.

Approximately $500 million of the purchase price was allocated to Schein's existing product rights. These product rights are amortized on the straight-line method over periods of two to 20 years, with the weighted average life of all product rights approximating 19.5 years. The remaining excess of the purchase consideration over the fair value of the tangible net assets acquired of approximately $400 million was recorded as goodwill, which is amortized on the straight-line method over 25 years.

In connection with the acquisition of Schein, the company acquired two injectable pharmaceutical manufacturing facilities, Steris Laboratories, Inc. (Steris), located in Phoenix, Arizona, and Marsam Pharmaceuticals, Inc. (Marsam), located in Cherry Hill, New Jersey. At the time of the Schein acquisition, the company decided to dispose of these facilities. Accordingly, these facilities were recorded as "Assets Held for Disposition" on the company's consolidated balance sheet at their estimated fair market values based on the reports of an independent appraiser less an estimate of costs expected to be incurred through the projected date of disposition for each facility.

During the first quarter of 2001, following unsuccessful negotiations with several potential buyers, Watson decided to close Marsam and liquidate the assets at the facility. At March 31, 2001, the company wrote down the value of the assets at the Marsam facility to liquidation value and accrued additional severance and closure costs of $6.3 million. The company also realized a $65 million tax benefit associated with the liquidation of Marsam. This tax benefit was reclassified from Assets Held for Disposition to current deferred tax assets. As of June 30, 2001, the accrual for additional closure costs was $3.9 million.

During the first six months of 2001, the company incurred operating losses from Steris and Marsam of $5.9 million and $1.6 million, respectively, which were applied against the accrual for estimated future losses established at the acquisition date. In addition, during the first six months of 2001, interest expense of $2.5 million, net of tax, was capitalized and allocated to the carrying amount of Assets Held for Disposition. The company intends to continue its efforts to dispose of the Steris facility through sale or otherwise. Beginning in the third quarter of 2001, the company will record all costs related to Assets Held for Disposition as operating expenses in its Consolidated Statement of Income.

At the date of the Schein acquisition, Watson established a severance accrual of $33.6 million for termination costs associated with approximately 80 duplicative Schein employees. As of June 30, 2001, the accrual had a remaining balance of $8.2 million.

Makoff R&D Laboratories, Inc.

In November 2000, Watson completed its acquisition of Makoff, a developer, licensor and marketer of pharmaceutical products related principally to the management of kidney disease. Watson issued approximately 2.8 million common shares, having a market value on the date of acquisition of approximately $155 million, in exchange for all the outstanding shares of Makoff. The acquisition was accounted for as a pooling of interests for accounting purposes and accordingly, Makoff's results of operations are included in the accompanying Consolidated Statements of Income (as if the two companies had always operated as one). The acquisition also qualified as a tax-free merger for federal income tax purposes.

During the fourth quarter of 2000, the company recorded a special charge of $22.4 million for certain merger and related expenses associated with the Makoff acquisition. This charge consisted of transaction costs for investment banking fees, professional fees, printing and other costs of $13.6 million and closure costs of $8.8 million. The $8.8 million consisted of employee termination costs for approximately 50 employees (approximately $4.7 million) which were paid pursuant to existing employment agreements, asset impairment costs (approximately $2.5 million) and lease and contract termination costs (approximately $1.6 million). As of June 30, 2001, the company had paid all material transaction and closure costs and had charged-off the impaired assets.

NOTE C - OPERATING SEGMENTS

Watson is a manufacturer and marketer of pharmaceutical products with two reportable operating segments: branded and generic pharmaceutical products. The branded products segment includes the company's lines of women's health, general products and nephrology products. Watson has aggregated its branded product lines in a single operating segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and trademarked generic products that Watson promotes directly to healthcare professionals as branded pharmaceutical products. The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The company sells its branded and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

The accounting policies of each of the operating segments are the same as those described in the company's Annual Report on Form 10-K for the year ended December 31, 2000. Watson primarily evaluates its operating segments based on net revenues and gross profit. The "other" classification includes revenues from research, development and licensing agreements. The company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, nor accounted for at the operating segment level. Net revenues and gross profit information for the company's operating segments for the three and six months ended June 30, 2001 and 2000 are summarized as follows (in thousands):

                                              Three Months Ended                      Six Months Ended
                                                   June 30,                               June 30,
                                        --------------------------------      ----------------------------------
                                             2001              2000                 2001               2000
                                        --------------    --------------      ---------------    ---------------
Net revenues:
 Branded pharmaceutical products.....      $125,160          $121,951             $276,065           $224,014
 Generic pharmaceutical products.....       171,008            71,000              315,786            139,200
 Other...............................         2,810             7,253                3,973             14,224
                                           --------          --------             --------           --------
           Total net revenues........      $298,978          $200,204             $595,824           $377,438
                                           ========          ========             ========           ========
Gross profit:
 Branded pharmaceutical products.....      $ 95,789          $ 97,100             $216,119           $182,198
 Generic pharmaceutical products.....        90,399            23,750              132,994             46,950
 Other...............................         2,810             7,253                3,973             14,224
                                           --------          --------             --------           --------
           Total gross profit........      $188,998          $128,103             $353,086           $243,372
                                           ========          ========             ========           ========

NOTE D - INVENTORIES

Inventories consisted of the following (in thousands):

                                                  June 30,  December 31,
                                                    2001       2000
                                                 ---------  ------------
 Raw materials..................................  $ 89,579      $100,859
 Work-in-process................................    51,654        52,529
 Finished goods.................................   123,555        95,557
                                                  --------      --------

                                                  $264,788      $248,945
                                                  ========      ========

NOTE E - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                    June 30,   December 31,
                                                      2001        2000
                                                  -----------  ------------

 Term loan facility, due 2005...................     $361,186      $385,000
 Senior unsecured notes, 7.125%,
    face amount of $150 million, due 2008
    (effective rate of 7.25%)...................      148,804       148,737
 Other notes payable............................        1,539         2,417
                                                     --------      --------
                                                      511,529       536,154
 Less current portion...........................       56,027        52,882
                                                     --------      --------

                                                     $455,502      $483,272
                                                     ========      ========

In July 2000, the company entered into a credit agreement that provided for a $500 million term loan facility and a $200 million revolving credit facility for working capital and other needs. In connection with the company's acquisition of Schein, the $500 million term loan was drawn upon in its entirety. Watson prepaid $100 million of borrowings under the term loan facility in September 2000. In addition, the company paid required principal payments of approximately $24 million on the term loan facility during the six months ended June 30, 2001.

The interest rate under this credit agreement is based on a margin over the London Interbank Offered Rate (LIBOR). The margin is determined based on a leverage test, with the margin increasing and decreasing in 1/8% increments based on an interest rate grid. The interest rate is subject to adjustment each quarter, based on a leverage ratio. The LIBOR rate, which is subject to market fluctuations, may also change. At June 30, 2001, the interest rate on this credit agreement was approximately 5.6%. Watson is subject to customary financial and operational covenants. As of June 30, 2001, the company had not drawn any funds from the $200 million revolving credit facility.

In May 1998, Watson issued $150 million of 7.125% senior unsecured notes. These notes are due in May 2008, with interest only payments due semi-annually in November and May, but may be redeemed earlier under certain circumstances. Pursuant to the indenture under which the notes were issued, the company is subject to customary financial and operational covenants.

NOTE F - COMPREHENSIVE INCOME

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the company's stockholders. Watson's comprehensive income consisted of the following (in thousands):

                                                             Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                   -----------------------------------    ------------------------------------
                                                              2001                2000               2001                 2000
                                                   ---------------     ---------------    ---------------     ----------------
 Net income.....................................          $ 66,245            $ 96,805           $128,701            $ 226,944
                                                          --------            --------           --------            ---------
 Other comprehensive income, net of tax:
    Unrealized holding gains on securities......            25,887               9,871             19,289              198,540
    Reclassification for gains included
      in net income.............................           (10,696)            (50,915)           (29,700)            (155,747)
                                                          --------            --------           --------            ---------
 Other comprehensive (loss) income..............            15,191             (41,044)           (10,411)              42,793
                                                          --------            --------           --------            ---------
 Comprehensive income...........................          $ 81,436            $ 55,761           $118,290            $ 269,737
                                                          ========            ========           ========            =========

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

Results of Operations - Three Months Ended June 30, 2001 Compared to the 2000 Period

Net revenues for the three months ended June 30, 2001 were $299 million compared to $200.2 million for the 2000 period, an increase of $98.8 million or 49%. Our second quarter 2001 revenue growth was primarily the result of increased sales of generic products, due to sales of the generic products acquired in the Schein acquisition and the April 2001 launch of buspirone, the generic equivalent to Bristol-Myers Squibb's Buspar(R). Sales of branded products in the quarter increased slightly from the year ago period. During the three month period ended June 30, 2001, branded product sale increases in our Nephrology and Women's Health product lines were offset by lower product sales from our General Products division. The decrease in sales of General Products was primarily due to continuing generic competition in dermatology and pain management products and slower than expected prescription growth from recent launches of certain pain management products. However, we continue to experience improved prescription growth from these products since the end of the second quarter of 2001.

Continued net revenue growth for the remainder of 2001 is dependent upon continued growth from our branded product division and the timing of regulatory approvals, successful product launches and continued favorable market conditions for certain generic products. We expect sales of buspirone to decline in the fourth quarter of this year, as a result of the expiration of the 180 day marketing exclusivity for this product at the end of the third quarter of 2001.

Our overall gross profit margin on product sales increased slightly to 62.9% in the second quarter 2001 from 62.6% in the prior year period. This increase was primarily due to higher margins from generic product sales as a result of our buspirone exclusivity (which will expire at the end of the third quarter of 2001). We expect our gross margin for the year of 2001 to be approximately 60%. However, achieving this gross margin target depends upon the timing and success of expected product introductions that are required to offset the anticipated decline in margin from the expiration of buspirone market exclusivity.

Research and development expenses increased to $14.2 million in the second quarter of 2001, compared to $12.7 million in the same period of 2000. Branded product development continued to be our focus, while spending on certain generic projects declined. In this regard, spending on clinical studies for branded products increased significantly in the second quarter 2001, while administrative costs were lower due to efficiencies realized from the consolidation of our branded product development program. We expect our research and development spending to increase through 2001, with a continued emphasis on the development of branded products.

Selling, general and administrative expenses increased to $54.5 million in the second quarter of 2001, compared to $34.4 million in the prior year period, due primarily to expenses attributable to the addition of the sales, marketing and administrative personnel of Schein. We have continued to expand our sales force for our Women's Health product line and, overall, incurred higher advertising and promotional expenses. In addition, we incurred higher professional fees in 2001, primarily due to increased legal costs associated with certain patent-related and litigation matters. We expect our selling, general and administrative expenses to remain consistent, at approximately 18% of net revenue for the remainder of 2001.

Amortization expense for the three months ended June 30, 2001 increased to $20.3 million, compared to $8.8 million for the prior year period. We recorded additional amortization in 2001 related to intangible assets recorded in the Schein acquisition. For the balance of 2001, we expect quarterly amortization expense to remain consistent with the level of expense recorded in research and development and the second quarter of 2001.

Our loss from joint ventures was approximately $0.8 million in the second quarter of 2001, compared with a loss of $1.7 million in the 2000 period. This improvement resulted from a lower net loss in the 2001 period for the Somerset Pharmaceuticals, Inc. (Somerset) joint venture, caused primarily by reduced research and development costs. For the third and fourth quarters of 2001, we expect to record losses from the Somerset joint venture of approximately $1 million per quarter, due largely to Somerset's anticipated increase in research and development and marketing expenses for the remainder of 2001.

In the second quarter of 2001, we sold approximately 300,000 shares of Andrx common stock. The proceeds from these sales totaled approximately $17.1 million. We recorded a pre-tax gain on sales of securities in the second quarter of 2001 of $16.4 million, compared to a pre-tax gain of $81.5 million in the prior year period. See Notes to Consolidated Financial Statements, "Note A - General - Marketable Securities" in this Form 10-Q.

Interest and other income in the second quarter of 2001 decreased to $0.6 million from $5.7 million in 2000. The decrease in interest and other income was caused by lower average cash balances, which was primarily due to cash used in the Schein acquisition.

Interest expense in the second quarter of 2001 increased to $7.0 million from $2.5 million in 2000 due to interest expense on debt acquired in connection with the Schein acquisition, offset by capitalized interest of $2 million related to the carrying value of Assets Held for Disposition and construction in progress. We borrowed $500 million in July 2000 in the form of a term loan facility and reduced the outstanding principal balance to $361 million at June 30, 2001.

Our income tax provision for the second quarter ended June 30, 2001 reflected a 39% effective tax rate on pre-tax income, compared to 38% for the same period in 2000. The difference in the effective tax rate from 2001 to 2000 was primarily the result of non-deductible amortization expense related to goodwill from the Schein acquisition.

Six Months Ended June 30, 2001 Compared to the 2000 Period

Net revenues for the six months ended June 30, 2001 were $595.8 million, compared to $377.4 million for the 2000 period, an increase of $218.4 million or 58%. The revenue growth was primarily the result of increased sales of generic products, due to sales of the generic products acquired in the Schein acquisition and the April 2001 launch of buspirone. Sales of branded products for the first half of 2001 increased by $52 million from the same period in the prior year. During the six month period ended June 30, 2001, product sale increases in both our Nephrology and Women's Health product lines were offset in part by lower product sales from our General Products division. The decrease in product sales in our General Products line was primarily due to continuing generic competition in dermatology and pain management products and slower than expected prescription growth from recent launches of certain pain management products. However, we continue to experience improved prescription growth from these products since the end of the second quarter of 2001.

Continued net revenue growth for the remainder of 2001 is dependent upon continued growth from our branded products division and the timing of regulatory approvals, successful product launches and continued favorable market conditions for certain generic products. We expect sales of buspirone to decline in the fourth quarter of this year, as a result of the expiration of the 180 day marketing exclusivity for this product at the end of the third quarter of 2001.

Our overall gross profit margin on product sales decreased to 59% in the first six months of 2001 from 64% in the year ago period primarily due to the change in our product sales mix, which resulted in a higher proportion of lower-margin generic product sales compared with the first six months of 2000. We expect our gross margin for the year of 2001 to be approximately 60%. However, achieving this gross margin target depends upon the timing and success of expected product introductions that are required to offset the expected decline in margin from the loss of buspirone market exclusivity.

Research and development expenses increased slightly to $28.5 million in the first six months of 2001, compared to $25.8 million in the same period of 2000. Branded product development continued to be our focus, while spending on certain generic projects declined.

Selling, general and administrative expenses increased to $104.7 million for the first half of 2001, compared to $66.9 million in the prior year period, due primarily to higher selling and marketing costs. This increase was primarily due to the expenses attributable to the addition of the sales, marketing and administrative personnel of Schein. In addition, we incurred higher professional fees in 2001, primarily due to increased legal costs associated with certain patent-related and litigation matters.

Amortization expense in the six months ended June 30, 2001 increased to $40.3 million, compared to $17.4 million in the 2000 period. This increase related to the amortization of intangible assets recorded in the Schein acquisition.

Our $1.8 million loss from joint ventures in the first half of 2001 compared to a $3.7 million loss in the prior year period. Our joint venture losses resulted primarily from our 50% interest in Somerset, which reported a higher net loss in the 2000 period caused by higher research and development costs. For the second half of 2001, we expect to record a loss from the Somerset joint venture of approximately $2 million, due largely to Somerset's anticipated increase in research and development and marketing expenses for the remainder of 2001.

In the first six months of 2001, we sold approximately 900,000 shares of Andrx common stock. The proceeds from these sales totaled approximately $49.7 million. We recorded a pre-tax gain on sales of securities in the first half of 2001 of $47.7 million, compared to a pre-tax gain of $248.4 million in the prior year period. See Notes to Consolidated Financial Statements "Note A - General - Marketable Securities" in this Form 10-Q.

Interest and other income in the first half of 2001 decreased to $1.6 million from $8.7 million in 2000 due to lower 2001 cash balances, primarily as a result of cash used in the Schein acquisition.

Interest expense in the first six months of 2001 increased to $14.7 million from $5.3 million in 2000 due primarily to interest expense on debt acquired in connection with the Schein acquisition, offset by capitalized interest of $4.6 million related to the carrying value of Assets Held for Disposition and construction in progress.

Our income tax provision for the six months ended June 30, 2001 reflected a 39% effective tax rate on pre-tax income, compared to 37% for the same period in 2000. The difference in the effective tax rate from 2001 to 2000 was primarily the result of non-deductible amortization expense related to goodwill from the Schein acquisition.

Liquidity and Capital Resources

The company's working capital increased to $604.8 million at June 30, 2001 from $550.9 million at December 31, 2000, primarily due to an increase in accounts receivable and inventory balances. The most significant sources of non-operating cash during the first six months of 2001 were proceeds from sales of Andrx common stock ($49.7 million) and proceeds from the exercise of stock options ($16.9 million). Significant uses of cash included the increase in accounts receivable balances ($113.6 million) due to increased sales in the first six months of 2001, principal payments on long-term debt ($24.6 million) and additions to property and equipment ($32.7 million). We expect to spend approximately $55 to $65 million for property and equipment additions during 2001.

As discussed in Note B to the Consolidated Financial Statements in this Form 10-Q, we acquired Marsam in connection with our acquisition of Schein. At the time of acquisition, we determined to dispose of the facility through a sale or plant closure. Following unsuccessful negotiations with potential buyers, we decided to close the Marsam facility and recorded estimated liabilities of $6.3 million for severance and other costs expected to be incurred in connection with the closing of this facility. As of June 30, 2001, the accrual for additional closure expenses was $3.9 million.

As further discussed in Note E to the Consolidated Financial Statements in this Form 10-Q, we entered into a credit agreement with a bank and a consortium of lenders that included a $500 million term loan facility and a $200 million revolving credit facility. The $200 million facility was available for working capital and other needs as of June 30, 2001. In connection with the Schein acquisition, the $500 million term loan was drawn upon in its entirety and, as of June 30, 2001, approximately $361 million was outstanding under this term loan.

In April 1998, we filed a shelf registration statement with the Securities and Exchange Commission that would allow us, from time to time, to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, pursuant to this registration statement, we issued $150 million of 7.125% senior unsecured notes due May 2008, with interest payable semi-annually in May and November. Subject to preparation of a supplement to the existing prospectus and certain other matters, the balance of this registration statement remains available for issuance at our discretion.

Our cash and marketable securities, consisting primarily of our ownership of Andrx common stock, totaled approximately $226 million at June 30, 2001. We believe that our cash and marketable securities balance, our cash flow from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth or to refinance existing debt. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all. In addition, our marketable securities consist primarily of holdings of a publicly traded company which stock could fluctuate significantly in price. See Item 3 in this Form 10-Q.

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

   . our ability to timely and cost effectively integrate into our operations the companies that we acquire;

   . our dependence on sole source suppliers and the risks associated with a production interruption or shipment delays at such suppliers;

   . the scope, outcome and timeliness of any governmental, court or other regulatory action (including, without limitation, the scope, outcome or timeliness of any inspection or other action of the Food and Drug Administration);

   . the availability on commercially reasonable terms of raw materials and other third party sourced products;

   .  our exposure to product liability and other lawsuits and contingencies;

   . our mix of product sales between branded, which typically have higher margins, and generic products;

   . the expiration of patent and regulatory exclusivity on certain of our products that will result in competitive and pricing pressures;

   . our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

   . market acceptance of and continued demand for our products and the impact of competitive products and pricing;

   . our ability to successfully compete in both the branded and generic pharmaceutical product sectors;

   .  the timely and successful implementation of strategic initiatives;

   . the uncertainty associated with the identification of and successful consummation and execution of external business and product development transactions; and

   . other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

The information in this Form 10-Q is as of June 30, 2001 or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As discussed in Note A to the Consolidated Financial Statements in this Form 10-Q, our investment in Andrx consisted of 1.8 million Andrx common shares with a fair market value of approximately $138 million at June 30, 2001. As a publicly traded equity security, this investment has exposure to price risk. The market price of Andrx common shares has been, and may continue to be, volatile. For example, on June 29, 2001, the last trading day of the second quarter of 2001, the Andrx closing price was $77.00. On August 10, 2001, prior to our filing of this Form 10-Q, the Andrx closing price was $66.85. The following table sets forth the Andrx high and low market price per share information, based on published financial sources, through June 30, 2001 and for 2000:

         2001, by quarter               High             Low
         ----------------           -------------    -------------
          First.................       $72.25           $38.50
          Second................       $77.00           $44.94

         2000, by quarter
         ----------------
          First.................       $65.50           $20.13
          Second................       $68.31           $43.63
          Third.................       $95.88           $63.94
          Fourth................       $94.88           $50.82

In addition to Andrx, we own approximately 3% of the outstanding shares of Dr. Reddy's Laboratories, Limited (Dr. Reddy), a developer and manufacturer of active pharmaceutical ingredients and products. Our investment in Dr. Reddy, which trades on the Bombay Stock Exchange and on the New York Stock Exchange in the form of American depositary shares, had a market value of approximately $24.7 million at June 30, 2001 and was included in marketable securities. Other than our investments in Andrx and Dr. Reddy, substantially all of our cash equivalents and marketable securities are held in variable interest rate instruments. Accordingly, we believe that the market risk arising from our holding of these investments is not material. We believe that the fair value of our fixed-rate long-term debt approximates its carrying value of approximately $150 million at June 30, 2001. While changes in market interest rates may affect the fair value of our fixed-rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

As discussed in Note E to the Consolidated Financial Statements in this Form 10-Q, as of June 30, 2001 we had approximately $361 million outstanding under a LIBOR-based, variable interest rate term loan. A hypothetical 100 basis point increase in interest rates, based on the June 30, 2001 term loan balance, would reduce our annual net income by approximately $2.2 million. Any future gains or losses may differ materially from this hypothetical amount based on actual changes in the timing and amount of interest rate movements and the actual term loan balance.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

                   PART II - OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

The company is party to certain lawsuits and legal proceedings, which are described in "Part I, Item 3. Legal Proceedings," of our Annual Report on Form 10-K for the year ended December 31, 2000, and in "Part II, Item 1. Legal Proceedings," of our Quarterly Report on Form 10-Q for the period ended March 31, 2001. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report and Quarterly Report referenced above.

Phentermine hydrochloride lawsuits. With respect to the phentermine
----------------------------------
hydrochloride product liability lawsuits filed against the company, certain company subsidiaries, and others, additional actions raising similar issues have been filed, and a number of actions have been settled and/or otherwise dismissed. As of August 1, 2001, a total of approximately 740 actions were pending against the company and other company entities in a number of state and federal courts. The company believes that it will be fully indemnified by Rugby's former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the company.

Higuchi v. Watson Pharmaceuticals, Inc.  The trial concluded in May 2001.  The
--------------------------------------
court took the matter under submission and has not yet rendered its decision.

Cipro lawsuits.  In June, July and August 2001 the company responded to document
--------------
subpoenas and civil investigative demands from various state and federal agencies. The company is continuing to defend both the consolidated federal cases as well as the non-consolidated cases pending in various state courts.

Watson Pharma, Inc. v. Bristol-Myers Squibb Company (BMS).  In July 2001 the
---------------------------------------------------------
Judicial Panel on Multi-District litigation heard oral arguments on the pending motions to consolidate the company's action against Bristol-Myers Squibb with similar cases filed against Bristol-Myers Squibb by other third parties, and with the patent infringement actions filed by Bristol-Myers Squibb against the company and other third parties. The panel has not yet rendered a decision.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 7, 2001, the following proposals were set before the stockholders for their vote.

  PROPOSAL ONE: Election of three directors to hold office until the 2004 Annual Meeting:

       DIRECTORS - CLASS III              Votes For       Votes Withheld
       ---------------------              ----------      --------------
       Allen Chao, Ph.D.............      85,674,569        950,361
       Michel J. Feldman............      85,674,115        950,815
       Fred G. Weiss................      85,674,615        950,315

  PROPOSAL TWO: Approval of the Watson Pharmaceuticals, Inc. Employee Stock Purchase Plan:

       For..........................      69,959,578
       Against......................       1,055,288
       Abstain......................         380,340
       Broker non-votes.............      15,229,724

  PROPOSAL THREE: Approval of the Watson Pharmaceuticals, Inc. 2001 Incentive Award Plan:

       For..........................      47,780,626
       Against......................      23,194,881
       Abstain......................         411,347
       Broker non-votes.............      15,238,076

  PROPOSAL FOUR: Ratification of the selection of PricewaterhouseCoopers LLP as the company's independent accountants for the year ending December 31, 2001:

       For..........................      83,691,436
       Against......................       2,620,398
       Abstain......................         313,096
       Broker non-votes.............             ---

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          Reference is hereby made to the Exhibit Index on page 19.

     (b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WATSON PHARMACEUTICALS, INC.
                                               (Registrant)

                          By:          /s/  MICHAEL E. BOXER
                             ---------------------------------------------------
                                            Michael E. Boxer
                             Senior Vice President - Chief Financial Officer
                                      (Principal Financial Officer)


                          By:          /s/  R. TODD JOYCE
                             ---------------------------------------------------
                                            R. Todd Joyce
                             Vice President - Corporate Controller and Treasurer
                                      (Principal Accounting Officer)

     Dated: August 14, 2001

                          WATSON PHARMACEUTICALS, INC.
                                 EXHIBIT INDEX

 Exhibit
   No.                              Description
 -------    --------------------------------------------------------------------
      3.2   The company's By-laws, as amended and restated as of July 27, 2001.

    *10.1 Watson Pharmaceuticals, Inc. Employee Stock Purchase Plan effective as of February 12, 2001, filed with the Form 10-Q for the quarterly period ended March 31, 2001.

    *10.2 Watson Pharmaceuticals, Inc. 2001 Incentive Award Plan effective as of February 12, 2001, filed with the Form 10-Q for the quarterly period ended March 31, 2001.

            First amendment to the 2001 Incentive Award Plan of Watson, filed as
            Exhibit 10.2 to the company's Form S-8 (Reg. No. 333-61844) filed on May 30, 2001 and hereby incorporated by reference.

     10.3   First amendment to the Employee Stock Purchase Plan of Watson.

---------------------------------
*  Compensation Plan or Agreement