Form 10-Q
period 2001-09-30
WATSON PHARMACEUTICALS INC
filed 2001-11-14
CIK 884629

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            -----------------------

                                    FORM 10-Q

                            -----------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to ________

                        Commission file number 0-20045

                            -----------------------

                          WATSON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                            -----------------------
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

The number of shares outstanding of the Registrant's only class of common stock as of November 7, 2001 was approximately 106,468,000.

================================================================================

                         WATSON PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                         PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:                                       PAGE
                                                                                  ----
            Consolidated Balance Sheets as of September 30, 2001 and
               December 31, 2000...............................................     1
            Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30, 2001 and 2000.........     2
            Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2001 and 2000...................     3
            Notes to Consolidated Financial Statements.........................     5
Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................    12
Item 3.  Quantitative and Qualitative Disclosure about Market Risk.............    18

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings.....................................................    20
Item 6.  Exhibits and Reports on Form 8-K......................................    21
Signatures.....................................................................    22

                         WATSON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Unaudited; in thousands, except share amounts)

                                                                                               September 30,   December 31,
                                                                                                   2001           2000
                                                                                               -------------   ------------
                                                ASSETS
Current assets:
    Cash and cash equivalents .................................................................   $  131,500   $   66,194
    Marketable securities .....................................................................      139,069      171,452
    Accounts receivable, net ..................................................................      211,746       85,703
    Assets held for disposition ...............................................................       23,432      142,067
    Inventories ...............................................................................      247,299      248,945
    Prepaid expenses and other current assets .................................................       42,213       30,084
    Deferred tax assets .......................................................................       48,781       86,900
                                                                                                  ----------   ----------
      Total current assets ....................................................................      844,040      831,345

Property and equipment, net ...................................................................      224,733      194,487
Investments and other assets ..................................................................       88,339       76,134
Deferred tax assets ...........................................................................      102,423       33,387
Product rights and other intangibles, net .....................................................      826,105    1,000,788
Goodwill, net .................................................................................      452,084      443,757
                                                                                                  ----------   ----------
                                                                                                  $2,537,724   $2,579,898
                                                                                                  ==========   ==========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses .....................................................   $  168,973   $  200,965
    Income taxes payable ......................................................................       37,684       18,935
    Current portion of long-term debt .........................................................       64,102       52,882
    Current liability from acquisitions of products and businesses ............................        1,708        7,658
                                                                                                  ----------   ----------
      Total current liabilities ...............................................................      272,467      280,440

Long-term debt ................................................................................      435,549      483,272
Long-term liability from acquisitions of products and businesses ..............................       10,637       12,249
Deferred tax liabilities ......................................................................      195,468      255,968
                                                                                                  ----------   ----------
      Total liabilities .......................................................................      914,121    1,031,929
                                                                                                  ----------   ----------
Commitments and contingencies

Stockholders' equity:
Preferred stock; no par value per share; 2,500,000 shares
   authorized; none outstanding ...............................................................           --           --
Common stock; $0.0033 par value per share; 500,000,000 shares
   authorized; 106,396,300 and 105,600,200 shares outstanding .................................          351          348
Additional paid-in capital ....................................................................      789,625      758,760
Retained earnings .............................................................................      776,761      706,693
Accumulated other comprehensive income ........................................................       56,866       82,168
                                                                                                  ----------   ----------
      Total stockholders' equity ..............................................................    1,623,603    1,547,969
                                                                                                  ----------   ----------
                                                                                                  $2,537,724   $2,579,898
                                                                                                  ==========   ==========

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands, except per share amounts)

                                                                                   Three Months Ended          Nine Months Ended
                                                                                      September 30,              September 30,
                                                                                  ----------------------    ----------------------
                                                                                     2001         2000         2001         2000
                                                                                  ---------    ---------    ---------    ---------
Net revenues ..................................................................   $ 270,942    $ 179,331    $ 866,766    $ 556,769
Cost of sales .................................................................     140,398       96,917      383,136      230,983
                                                                                  ---------    ---------    ---------    ---------
      Gross profit ............................................................     130,544       82,414      483,630      325,786
Operating expenses:
   Research and development ...................................................      14,228       12,530       42,732       38,330
   Selling, general and administrative ........................................      48,409       49,106      153,118      116,011
   Amortization ...............................................................      17,681       18,210       57,944       35,646
   Charge for asset impairment ................................................     147,596           --      147,596           --
   Loss on assets held for disposition ........................................      50,705           --       50,705           --
   Charge for acquired in-process
     research and development .................................................          --      125,000           --      125,000
                                                                                  ---------    ---------    ---------    ---------
      Total operating expenses ................................................     278,619      204,846      452,095      314,987
                                                                                  ---------    ---------    ---------    ---------

Operating (loss) income .......................................................    (148,075)    (122,432)      31,535       10,799
                                                                                  ---------    ---------    ---------    ---------
Other income (expense):
   Equity in (loss) earnings of joint ventures.................................      (1,170)           1       (2,950)      (3,710)
   Gain on sales of securities ................................................       4,495       93,766       52,168      342,161
   Gain from legal settlement .................................................      60,517           --       60,517           --
   Interest and other income ..................................................         838        4,868        2,441       13,615
   Interest expense ...........................................................      (7,203)     (11,335)     (21,881)     (16,642)
                                                                                  ---------    ---------    ---------    ---------
      Total other income, net .................................................      57,477       87,300       90,295      335,424
                                                                                  ---------    ---------    ---------    ---------
(Loss) income before income tax provision,
   extraordinary item and cumulative effect
   of change in accounting principle...........................................     (90,598)     (35,132)     121,830      346,223
(Benefit) provision for income taxes ..........................................     (31,965)      31,190       51,762      173,588
                                                                                  ---------    ---------    ---------    ---------
(Loss) income before extraordinary item
   and cumulative effect of change
   in accounting principle.....................................................     (58,633)     (66,322)      70,068      172,635
Extraordinary loss on early retirement of debt,
   net of tax of $730 .........................................................          --       (1,216)          --       (1,216)
Cumulative effect of change in accounting
   principle, net of tax of $7,208 ............................................          --           --           --      (12,013)
                                                                                  ---------    ---------    ---------    ---------

Net (loss) income .............................................................   $ (58,633)   $ (67,538)   $  70,068    $ 159,406
                                                                                  =========    =========    =========    =========

(Loss) earnings per share:
   Basic ......................................................................   $   (0.55)   $   (0.66)   $    0.66    $    1.59
                                                                                  =========    =========    =========    =========
   Diluted ....................................................................       (0.55)       (0.66)   $    0.65    $    1.56
                                                                                  =========    =========    =========    =========

Weighted average shares outstanding:
   Basic ......................................................................     106,343      101,735      106,008      100,075
                                                                                  =========    =========    =========    =========
   Diluted ....................................................................     106,343      101,735      108,421      102,100
                                                                                  =========    =========    =========    =========

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                            ----------------------
                                                                               2001         2000
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................  $  70,068    $ 159,406
                                                                            ---------    ---------
Reconciliation to net cash provided by (used in) operating activities:
  Depreciation ...........................................................     17,642       13,242
  Amortization ...........................................................     57,944       35,646
  Asset impairment charge ................................................    147,596           --
  Loss on assets held for disposition ....................................     45,346           --
  Charge for acquired in-process research and development ................         --      125,000
  Extraordinary loss on early retirement of debt .........................         --        1,216
  Cumulative effect of change in accounting principle ....................         --       12,013
  Deferred income tax (benefit) provision ................................    (59,993)         409
  Equity in loss of joint ventures .......................................      3,317        3,998
  Gain on sales of securities ............................................    (52,168)    (342,161)
  Tax benefits related to exercises of stock options .....................      9,200       28,840
  Other ..................................................................     (3,308)      (2,431)
  Changes in assets and liabilities:
      Accounts receivable ................................................   (126,043)     110,798
      Assets held for disposition ........................................    (11,508)          --
      Inventories ........................................................     (2,145)     (91,585)
      Prepaid expenses and other current assets ..........................    (13,832)     (11,660)
      Accounts payable and accrued expenses ..............................    (55,147)     (32,238)
      Income taxes payable ...............................................     83,788      (17,241)
      Other assets........................................................    (11,563)          --
                                                                            ---------    ---------
        Total adjustments ................................................     29,126     (166,154)
                                                                            ---------    ---------
         Net cash provided by (used in) operating activities .............     99,194       (6,748)
                                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment ......................................    (48,240)     (21,835)
Purchases of marketable securities .......................................         --      (44,170)
Proceeds from maturities of marketable securities ........................        251       34,531
Acquisition of Schein Pharmaceutical .....................................         --     (518,183)
Acquisitions of product rights ...........................................    (15,709)      (6,553)
Increase in investment in joint ventures .................................         --         (437)
Contingent payment related to acquisition of The Rugby Group .............         --      (23,407)
Issuance of note receivable ..............................................     (3,500)     (12,400)
Proceeds from sales of marketable equity securities ......................     54,345      366,576
                                                                            ---------    ---------
         Net cash used in investing activities ...........................    (12,853)    (225,878)
                                                                            ---------    ---------

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                           (Unaudited, in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    ----------------------
                                                                                      2001         2000
                                                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt ........................................          --      501,000
Principal payments on long-term debt and acquisition liabilities ................     (42,703)    (373,332)
Distributions to stockholders ...................................................          --       (2,430)
Proceeds from exercises of stock options ........................................      21,668      108,178
                                                                                    ---------    ---------
         Net cash (used in) provided by financing activities ....................     (21,035)     233,416
                                                                                    ---------    ---------
Increase in cash and cash equivalents ...........................................      65,306          790
Cash and cash equivalents at beginning of period ................................      66,194      108,172
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $ 131,500    $ 108,962
                                                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the periods for:
         Income taxes ...........................................................   $  15,262    $ 155,500
         Interest (including capitalized interest of $4,631 in 2001) ............   $  24,005    $  15,602

         See accompanying Notes to Consolidated Financial Statements.

                         WATSON PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

     Watson Pharmaceuticals, Inc. (Watson or the company) is a diversified specialty pharmaceutical company primarily engaged in the development, production, marketing and distribution of both branded and generic (off-patent) pharmaceutical products. Watson also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drugs.

     The accompanying consolidated financial statements should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2000 and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson's consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that Watson may achieve in future periods or for the full year.

Marketable securities

     Marketable securities consist primarily of Watson's investment in the common stock of Andrx Corporation - Andrx Group (Andrx). Andrx is primarily engaged in the formulation and commercialization of controlled-release pharmaceutical products using proprietary drug delivery technologies. Andrx' common stock trades on the NASDAQ National Market System under the symbol ADRX. As of September 30, 2001, Watson owned 1.7 million common shares of Andrx (approximately 3% of the total Andrx common shares outstanding) with a market value of approximately $112.0 million. The company accounts for this investment at fair value as an available-for-sale security. The unrealized gain on the company's investment in Andrx was approximately $64.2 million and $88.9 million (net of income taxes of $42.8 million and $59.3 million), at September 30, 2001 and December 31, 2000, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders' equity section of Watson's consolidated balance sheets.

     During the three months ended September 30, 2001, Watson sold 70,000 shares of Andrx common stock for approximately $4.7 million and recorded a pre-tax gain of $4.5 million. During the nine months ended September 30, 2001, Watson sold approximately 958,000 shares of Andrx common stock for $54.3 million and recorded a pre-tax gain of $52.2 million.

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

     The cumulative effect of this change in accounting principle, through December 31, 1999, was $12 million and was recorded in the first quarter of 2000. In addition, the retroactive effect of this change on the accompanying consolidated statement of operations for the three months ended September 30, 2000 was to reduce net revenues and gross profit by $8.5 million and $5.8 million, respectively. The retroactive effect for the nine months ended September 30, 2000, was to reduce net revenues and gross profit by $9.0 million and $7.4 million, respectively.

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

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill and indefinite lived intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Except for business combinations initiated after June 30, 2001, the company is required to adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. The company is currently evaluating the impact of these pronouncements on its operating results and financial condition.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and or

Long-Lived Assets to be Disposed Of" and applies to all long lived assets, including discontinued operations. This statement also amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations --Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 develops one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale as well as addresses the principle implementation issues. The Company is required to adopt the provisions of SFAS No. 144 no later than January 1, 2002. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

(Loss) earnings per share (EPS)

     Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and is computed by dividing net (loss) income by the weighted average number of common shares and common share equivalents outstanding during the periods presented assuming the exercise of all in-the-money stock options. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 consisted of the following (in thousands, except per share amounts):

                                                                     Three Months Ended          Nine Months Ended
                                                                        September 30,               September 30,
                                                                 --------------------------    ----------------------
                                                                     2001           2000         2001        2000
                                                                 -----------    -----------    --------   -----------
Numerator:
   (Loss) income before extraordinary item and cumulative
       effect of change in accounting principle ..............   $   (58,633)   $   (66,322)   $ 70,068   $   172,635
   Extraordinary loss on early retirement of debt, net of
       tax ...................................................            --         (1,216)         --        (1,216)
   Cumulative effect of change in accounting principle, net
      of tax .................................................            --             --          --       (12,013)
                                                                 -----------    -----------    --------   -----------
   Net (loss) income .........................................   $   (58,633)   $   (67,538)   $ 70,068   $   159,406
                                                                 ===========    ===========    ========   ===========
Denominator:
   Basic weighted average common shares outstanding ..........       106,343        101,735     106,008       100,075
   Effect of dilutive stock options ..........................            --             --       2,413         2,025
                                                                 -----------    -----------    --------   -----------
   Diluted weighted average common shares
       outstanding ...........................................       106,343        101,735     108,421       102,100
                                                                 ===========    ===========    ========   ===========
Basic EPS:
   (Loss) income before extraordinary item and cumulative
      effect of change in accounting principle ...............   $     (0.55)   $     (0.65)   $   0.66   $      1.72
   Extraordinary loss on early retirement of debt, net of
      tax ....................................................            --          (0.01)         --         (0.01)
   Cumulative effect of change in accounting principle, net
      of tax .................................................            --             --          --         (0.12)
                                                                 -----------    -----------    --------   -----------
   Basic (loss) earnings per share ...........................   $     (0.55)   $     (0.66)   $   0.66   $      1.59
                                                                 ===========    ===========    ========   ===========
Diluted EPS:
   (Loss) income before extraordinary item and cumulative
      effect of change in accounting principle ...............   $     (0.55)   $     (0.65)   $   0.65   $      1.69
   Extraordinary loss on early retirement of debt, net of
      tax ....................................................            --          (0.01)         --         (0.01)
   Cumulative effect of change in accounting principle, net
      of tax .................................................            --             --          --         (0.12)
                                                                 -----------    -----------    --------   -----------
   Diluted (loss) earnings per share .........................   $     (0.55)   $     (0.66)   $   0.65   $      1.56
                                                                 ===========    ===========    ========   ===========

NOTE B - ACQUISITIONS OF BUSINESSES

Schein Pharmaceutical, Inc.

     Watson completed its acquisition of Schein Pharmaceutical, Inc. (Schein) during the third quarter of 2000. Schein has a branded pharmaceutical business focused in the area of nephrology for the management of iron deficiency and anemia and also develops, manufactures and markets a broad line of generic products. The aggregate purchase price of $825 million to acquire all the outstanding Schein shares consisted of (a) approximately $510 million in cash,
(b) the issuance of approximately 5.4 million shares of Watson common stock, having a market value on the date of acquisition of approximately $300 million, and (c) direct transaction costs of approximately $15 million. In addition, short-term liabilities with a fair value of approximately $375 million (principally debt that was subsequently retired) and long-term liabilities with a fair value of approximately $5 million were assumed by the company. Watson accounted for this acquisition under the purchase method of accounting. Accordingly, Schein's results of operations are included in the consolidated financial statements from the date of acquisition.

     Approximately $500 million of the purchase price was allocated to Schein's existing product rights. These product rights are amortized on the straight-line method over periods of two to 20 years, with the weighted average life of all product rights approximating 19.5 years. The remaining excess of the purchase consideration over the fair value of the tangible net assets acquired of approximately $400 million was recorded as goodwill, which is amortized on the straight-line method over 25 years. Following the adoption of SFAS No. 142, the company will no longer amortize goodwill.

     At the date of the Schein acquisition, Watson established a severance accrual of $33.6 million for termination costs associated with approximately 80 duplicative Schein employees. As of September 30, 2001, substantially all amounts had been paid.

     In connection with the acquisition of Schein, the company acquired two injectable pharmaceutical manufacturing facilities, Steris Laboratories, Inc. (Steris), located in Phoenix, Arizona, and Marsam Pharmaceuticals, Inc. (Marsam), located in Cherry Hill, New Jersey. At the completion of this acquisition, the company decided to dispose of Steris and Marsam and reported these facilities as "Assets Held for Disposition." Watson recorded these assets at their estimated fair market values (based on the reports of an independent appraiser), less an estimate of costs expected to be incurred through the expected disposition date of each facility.

     Following unsuccessful negotiations with several potential buyers, Watson closed Marsam in the first quarter of 2001. The company wrote down the Marsam assets to estimated liquidation value and recorded additional severance and closure costs of $6.3 million, all of which have been paid through September 30, 2001. The company also realized a $65.0 million tax benefit associated with the liquidation of Marsam, which was reclassified from Assets held for disposition to current deferred tax assets.

     During the first six months of 2001, the company incurred operating losses from Steris and Marsam of $5.9 million and $1.6 million, respectively, which were applied against the accrual for estimated future losses established at the acquisition date. The company intends to continue its efforts to dispose of the Steris and Marsan facilities through sale or otherwise.

     Beginning in July 2001, Watson began to classify all operating expenses relating to Steris as loss on assets held for disposition in its Consolidated Statements of Operations. During the third quarter of 2001, Watson incurred $5.3 million of expenses related to Steris' operations, and recorded a write down of $45.4 million to the carrying value of Steris assets to current estimated fair market value. Such write down to current estimated fair market value is based upon recent negotiations involving the sale or other disposition of the facility.

Makoff R&D Laboratories, Inc.

     In November 2000, Watson completed its acquisition of Makoff, a developer, licensor and marketer of pharmaceutical products related principally to the management of kidney disease. Watson issued approximately 2.8 million shares of common stock, with a market value on the date of acquisition of approximately $155.0 million, in exchange for all the outstanding shares of Makoff. The company accounted for the acquisition as a pooling of interests for accounting purposes and accordingly, Makoff's results of operations are included in the accompanying Consolidated Statements of Operations, as if the two companies had always operated as one.

     During the fourth quarter of 2000, the company recorded a special charge of $22.4 million for merger and related expenses associated with the Makoff acquisition. This charge consisted of transaction costs for investment banking fees, professional fees, printing and other costs of $13.6 million and closure costs of $8.8 million. The $8.8 million consisted of employee termination costs for approximately 50 employees (approximately $4.7 million) which were paid pursuant to existing employment agreements, asset impairment costs (approximately $2.5 million) and lease and contract termination costs (approximately $1.6 million). As of September 30, 2001, the company had paid all material transaction and closure costs and had written off the applicable assets.

NOTE C - ASSET IMPAIRMENT CHARGE

     In June 1997, Watson acquired from Rhone-Poulenc Rorer, Inc. and certain of its affiliates (collectively, RPR) the exclusive U.S. and certain worldwide marketing, sales and distribution rights to Dilacor XR(R) for $190 million in cash and future royalties. The company and RPR entered into a supply agreement whereby RPR was to provide Watson with all of its inventory of Dilacor XR(R) and its generic equivalent through June 2000. Subsequently, Watson experienced supply interruptions from this third party supplier and received only intermittent releases of these products. These supply interruptions caused the company's revenues and gross margins from Dilacor XR(R) and its generic equivalent to deteriorate. In August 1999, Watson filed suit against RPR for unfair competition and breach of contract, related to, among other things, RPR's failure to fulfill its supply obligations to the company. Watson and RPR settled this litigation in September 2001, resolving all outstanding disputes between the companies related to Dilacor XR(R) and its generic equivalent, as further discussed in Part II, Item 1. Legal Proceedings in this Quarterly Report.

     During the third quarter of the current year, revenues and gross profit from the company's Dilacor XR(R) product rights declined significantly from prior year sales levels. Based upon this sales trend, the company performed an evaluation in the third quarter 2001 of current market share and forecasted sales for the product and determined that such declines were not a temporary condition. Watson evaluated the recoverability of its Dilacor XR(R) product rights in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The company determined that the future estimated undiscounted cash flows of Dilacor XR(R) were below the carrying amount of the underlying product rights. During the third quarter of 2001, Watson adjusted the carrying value of the Dilacor XR(R) product rights to their estimated fair value of $11.5 million. This resulted in a noncash asset impairment charge of approximately $147.6 million, or $0.87 per share, after tax. Watson estimated the fair value of the Dilacor XR(R) product rights based on forecasted future net profits, discounted by our investment hurdle rate used for evaluating product right acquisitions.

NOTE D - OPERATING SEGMENTS

     Watson has two operating segments: branded and generic pharmaceutical products. The branded products segment includes the company's lines of women's health, general products and nephrology products. Watson has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and trademarked generic products that Watson promotes directly to healthcare professionals as branded pharmaceutical products. The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The company sells its products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

     The accounting policies of the segments are the same as those described in the company's Annual Report on Form 10-K for the year ended December 31, 2000. Watson primarily evaluates the performance of its segments based on net revenues and gross profit. The "other" classification includes revenues from research, development and licensing agreements. The company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, nor accounted for at the segment level. Net revenues and gross profit information for the company's segments for the three and nine months ended September 30, 2001 and 2000 consisted of the following (in thousands):

                                                                                   Three Months Ended     Nine Months Ended
                                                                                      September 30,         September 30,
                                                                                   -------------------   -------------------
                                                                                      2001      2000        2001      2000
                                                                                   --------   --------   --------   --------
Net revenues:
   Branded pharmaceutical products .............................................   $127,097   $ 72,969   $403,162   $296,983
   Generic pharmaceutical products .............................................    141,530    105,500    457,316    244,700
   Other........................................................................      2,315        862      6,288     15,086
                                                                                   --------   --------   --------   --------
             Total net revenues ................................................   $270,942   $179,331   $866,766   $556,769
                                                                                   ========   ========   ========   ========

Gross profit:
   Branded pharmaceutical products .............................................   $ 88,819   $ 56,002   $304,938   $238,200
   Generic pharmaceutical products .............................................     39,410     25,550    172,404     72,500
   Other........................................................................      2,315        862      6,288     15,086
                                                                                   --------   --------   --------   --------
             Total gross profit ................................................   $130,544   $ 82,414   $483,630   $325,786
                                                                                   ========   ========   ========   ========

NOTE E - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consisted of the following (in thousands):


                                                          September 30,        December 31,
                                                              2001                 2000
                                                        ------------------   ------------------
   Raw materials......................................       $  87,688            $100,859
   Work-in-process....................................          59,563              52,529
   Finished goods.....................................         100,048              95,557
                                                             ---------            --------
                                                             $ 247,299            $248,945
                                                             =========            ========

NOTE F - LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                                                  September 30,         December 31,
                                                                      2001                 2000
                                                                  -------------         ------------
Term loan facility, due 2005 ....................................   $349,278              $385,000
Senior unsecured notes, 7.125%,
   face amount of $150 million, due 2008
   (effective rate of 7.25%) ....................................    148,839               148,737

Other notes payable .............................................      1,534                 2,417
                                                                    --------              --------
                                                                     499,651               536,154
Less current portion ............................................     64,102                52,882
                                                                    --------              --------

                                                                    $435,549              $483,272
                                                                    ========              ========

     In July 2000, the company negotiated a credit agreement that provided for a $500 million term loan facility and a $200 million revolving credit facility for working capital and other needs. Concurrent with the acquisition of Schein, in July 2000 the company borrowed $500 million through the term loan facility. The interest rate under this credit agreement is based on a margin over the London Interbank Offered Rate (LIBOR). The margin is determined based on a leverage test, with the margin increasing and decreasing in 1/8% increments based on an interest rate grid. The interest rate is subject to adjustment each quarter, based on a leverage ratio. The LIBOR rate, which is subject to market fluctuations, may also change. At September 30, 2001, the interest rate on this credit agreement was approximately 4.7%. Through September 30, 2001, the company had reduced the outstanding principal balance to approximately $349 million. Watson is subject to customary financial and operational covenants. As of September 30, 2001, the company had not drawn any funds from the $200 million revolving credit facility.

     In May 1998, Watson issued $150 million of 7.125% senior unsecured notes. These notes are due in May 2008, with interest only payments due semi-annually in May and November, but may be redeemed earlier under certain circumstances. Pursuant to the indenture under which the notes were issued, the company is subject to customary financial and operational covenants.

NOTE G - COMPREHENSIVE INCOME

     Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the company's stockholders. Watson's comprehensive income, net of tax, consisted of the following (in thousands):


                                                               Three Months Ended         Nine Months Ended
                                                                 September 30,              September 30,
                                                             ----------------------    ----------------------
                                                               2001         2000         2001         2000
                                                             ---------    ---------    ---------    ---------
Net (loss) income .........................................  $ (58,633)   $ (67,538)   $  70,068    $ 159,406
                                                             ---------    ---------    ---------    ---------
Other comprehensive (loss) income:
   Unrealized holding (losses) gains
      on securities .......................................    (12,082)      68,354        7,207      266,894
   Reclassification for gains included
     in net income ........................................     (2,809)     (58,605)     (32,509)    (214,352)
                                                             ---------    ---------    ---------    ---------
Other comprehensive (loss) income .........................    (14,891)       9,749      (25,302)      52,542
                                                             ---------    ---------    ---------    ---------
Comprehensive (loss) income ...............................  $ (73,524)   $ (57,789)   $  44,766    $ 211,948
                                                             =========    =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and the results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under "Cautionary Note Regarding Forward-Looking Statements" and elsewhere in this Quarterly Report.

Results of Operations - Three Months Ended September 30, 2001 Compared to the 2000 Period

     Net revenues for the three months ended September 30, 2001 were $270.9 million, compared to $179.3 million for the 2000 period, an increase of $91.6 million or 51%. During the third quarter of 2001, branded product sales increased by $54.1 million, generic product sales increased by $36.0 million and research, development and licensing revenues increased by $1.5 million. Increased sales of our branded products was primarily in our Nephrology and Women's Health divisions, while the generic sales increase was largely due to sales of buspirone (the generic equivalent to Bristol-Myers Squibb's BuSpar(R)) which we launched in April 2001.

     Our 180-day market exclusivity for buspirone expired in late September 2001, at which time we expected to experience pricing and volume pressures due to competition. However, due to pediatric labeling issues surrounding the branded product BuSpar(R), the U.S. Food and Drug Administration (FDA) is currently withholding additional approvals for generics. Additionally, there is certain litigation pending between the maker of BuSpar(R) and another manufacturer of generic buspirone which could affect the regulatory status of generic buspirone products. We are not a party to that litigation. However, an adverse outcome for the other generic manufacturer in this litigation could have an adverse impact on us. Legislation is currently pending in the United States Congress that may provide clarity and direction relating to these issues. Assuming there is resolution of the pediatric labeling issues and approval of additional generics, we expect to experience the pricing and volume pressures mentioned above. Additional generic competition would result in a further decline of buspirone sales in the fourth quarter of this year.

     Our gross profit margin on product sales increased to 48% in the third quarter 2001 from 46% in the prior year period. This increase was primarily due to a higher proportion of branded product sales as compared to the prior year. However, this increase was offset in part by a $21 million inventory charge resulting from excess on-hand inventory primarily due to lower than forecasted sales in our General Products division.

     Research and development expenses increased to $14.2 million in the third quarter of 2001, compared to $12.5 million in the same period of 2000. Branded product development continued to be our focus, while spending on certain generic projects declined. In this regard, spending on clinical studies for branded products increased significantly in the third quarter 2001, while administrative costs were lower due to efficiencies realized from the consolidation of our branded product development program.

     Selling, general and administrative expenses decreased slightly to $48.4 million in the third quarter of 2001, compared to $49.1 million in the prior year period, due primarily to the reimbursement of legal expenses from our settlement of certain legal matters. This was offset, however, by increases in our sales and marketing expenses as we have continued to expand our sales force for our Women's Health product line and, overall, incurred higher advertising and promotional expenses. In addition, we incurred higher professional fees in 2001, primarily due to increased legal costs associated with certain patent-related and litigation matters.

     Amortization expense for the three months ended September 30, 2001 was $17.7 million, compared to $18.2 million for the prior year period. The decrease was due to a reduced carrying value of product rights due to an asset impairment charge on Dilacor XR(R) in the third quarter of 2001.

     In the third quarter of 2001, we recognized a charge for asset impairment related to Dilacor XR(R) as a result of declines in revenue and gross profit contribution from product sales. We adjusted the carrying value of the Dilacor XR(R) product rights to reflect its estimated fair value, resulting in a charge of $147.6 million. In addition, we recorded a loss on assets held for disposition that included $5.3 million of expenses related to the operations of Steris Laboratories, Inc. (Steris), and a write down of $45.4 million to the carrying value of Steris assets to current estimated fair market value. The write down to current estimated fair market value was based upon recent negotiations involving the sale or other disposition of the facility.

     In the third quarter of 2000, we completed the acquisition of Schein Pharmaceutical, Inc. (Schein) using the purchase method of accounting. In recording this transaction, we determined that a portion of the purchase price represented purchased, to-be-completed research and development projects, referred to as in-process research and development (IPR&D). We charged $125 million of the Schein purchase price to IPR&D expense in the third quarter of 2000.

     Our loss from joint ventures was approximately $1.2 million in the third quarter of 2001, compared to roughly breakeven earnings in the 2000 period. The third quarter 2001 loss was primarily attributable to a loss from our 50%-owned joint venture, Somerset Pharmaceuticals, Inc. (Somerset). In the third quarter of 2001, Somerset reported reduced sales and higher operating costs (primarily general, administrative and marketing expenses) as compared to the third quarter of 2000. For the fourth quarter of 2001, we expect to record a loss from the Somerset joint venture of approximately $1.5 million.

     In the third quarter of 2001, we sold 70,000 shares of Andrx common stock. The proceeds from these sales totaled approximately $4.7 million. We recorded a pre-tax gain on sales of securities in the third quarter of 2001 of $4.5 million, compared to a pre-tax gain of $93.8 million in the prior year period. See Notes to Consolidated Financial Statements, "Note A - General - Marketable securities" in this Quarterly Report.

     In the third quarter of 2001, we recorded a gain from our litigation settlement with Rhone-Poulenc Rouer, as further discussed in Part II, Item 1. Legal Proceedings in this Quarterly Report.

     Interest and other income in the third quarter of 2001 decreased to $800,000 from $4.9 million in 2000. The decrease in interest and other income was caused by lower average cash balances, which was primarily due to cash used in the Schein acquisition.

     Interest expense in the third quarter of 2001 decreased to $7.2 million from $11.3 million in 2000 due to a lower average long-term debt balance in the third quarter of 2001, compared to the third quarter of 2000. We borrowed $500 million in July 2000 in the form of a term loan facility and reduced the outstanding principal balance to approximately $349 million at September 30, 2001. In addition, our effective interest rate on our long-term debt decreased to 4.7%, from 8% in the same period in the prior year. No interest expense was capitalized in the third quarter of 2001.

     Our income tax provision in the third quarter of 2001 reflected a 35% effective tax rate on a pre-tax loss. In the third quarter of 2000, income tax expense of $31.2 million was recorded against a pre-tax loss of $35.1 million due to the $125 million IPR&D charge that is non-deductible for tax purposes.

Nine Months Ended September 30, 2001 Compared to the 2000 Period

     Net revenues for the nine months ended September 30, 2001 were $866.8 million, compared to $556.8 million for the 2000 period, an increase of $310.0 million or 56%. The revenue growth was primarily the result of increased sales of generic products, due to sales of generic products acquired in the Schein acquisition and the April 2001 launch of buspirone. Generic product sales increased by $212.6 million during the nine months ended September 30, 2001. Sales of branded products for the first nine months of 2001 increased by $106.2 million from the same period in 2000. The sales increases in branded and generic products were offset by an $8.8 million decrease in research, development and licensing revenues. These revenues are variable between periods, depending on the terms and conditions of individual contracts. During the nine months ended September 30, 2001, we experienced increased branded product sales in both our Nephrology and Women's Health product lines. However, we recorded lower product sales in our General Products division. The sales decrease in our General Products line was primarily due to continuing generic competition in dermatology and pain management products.

     Our gross profit margin on product sales decreased to 55% in the first nine months of 2001 from 57% in the year ago period primarily due to the change in our product sales mix, which resulted in a higher proportion of lower-margin generic product sales compared with the first nine months of 2000. During the nine months ended September 30, 2001, generic products accounted for approximately 53% of net product sales, compared with 44% in the year ago period. In addition, we recorded a $21 million inventory charge resulting from excess on-hand inventory primarily due to lower than forecasted sales in our General Products division.

     Research and development expenses increased slightly to $42.7 million in the first nine months of 2001, compared to $38.3 million in the same period of 2000. We continued to focus on branded product development, while spending on certain generic projects declined.

     Selling, general and administrative expenses increased to $153.1 million in the nine months ended September 30, 2001, compared to $116.0 million in the prior year period, due primarily to higher selling and marketing costs. This increase was primarily due to the expenses attributable to the addition of the sales, marketing and administrative personnel of Schein. In addition, we incurred higher professional fees in 2001, primarily due to increased legal costs associated with certain patent-related and litigation matters.

     Amortization expense in the nine months ended September 30, 2001 increased to $57.9 million, compared to $35.6 million in the 2000 period. This increase related to the amortization of intangible assets recorded in the Schein acquisition.

     In the third quarter of 2001, we recognized a charge for asset impairment related to Dilacor XR(R) as a result of continued declines in revenue and gross profit contribution from product sales. We adjusted the carrying value of the Dilacor XR(R) product rights to reflect its estimated fair value, resulting in a charge of $147.6 million. In addition, loss on assets held for disposition related to the operating loss incurred from our Steris facility and an adjustment of the carrying value of the Steris assets to fair market value.

     In the third quarter of 2000, we accounted for the acquisition of Schein using the purchase method of accounting. In recording this transaction, we determined that a portion of the purchase price represented purchased, to-be-completed research and development projects, referred to as in-process research and development (IPR&D). We charged $125 million of the Schein purchase price to IPR&D expense in the third quarter of 2000.

     Our $2.9 million loss from joint ventures in the first nine months of 2001 compared to a $3.7 million loss in the prior year period. Our joint venture loss resulted primarily from our 50% interest in Somerset, which reported a higher net loss in the 2000 period caused by higher research and development costs.

     In the first nine months of 2001, we sold approximately 958,000 shares of Andrx common stock. The proceeds from these sales totaled approximately $54.3 million. We recorded a pre-tax gain on sales of securities in the nine months ended September 30, 2001 of $52.2 million, compared to a pre-tax gain of $342.2 million in the prior year period. See Notes to Consolidated Financial Statements "Note A - General - Marketable securities" in this Quarterly Report.

     In the first nine months of 2001, we recorded a gain from our litigation settlement with Rhone-Poulenc Rouer, Inc. in September 2001, as further discussed in Part II, Item 1. Legal Proceedings in this Quarterly Report.

     Interest and other income in the first nine months of 2001 decreased to $2.4 million from $13.6 million in 2000 due to lower 2001 cash balances, primarily as a result of cash used in the Schein acquisition.

     Interest expense in the first nine months of 2001 increased to $21.9 million from $16.6 million in 2000 due primarily to interest expense on debt acquired in July 2000, related to the Schein acquisition. During the nine months ended September 30, 2001, we capitalized interest expense of $4.6 million related to the carrying value of Assets Held for Disposition and construction in progress.

     Our income tax provision for the nine months ended September 30, 2001 reflected a 43% effective tax rate on pre-tax income, compared to 50% for the same period in 2000. The company's effective tax rate was impacted by goodwill amortization in 2001 and an IPR&D charge in 2000, both of which were non-deductible for tax purposes.

Liquidity and Capital Resources

     The company's working capital increased to $571.6 million at September 30, 2001 from $550.9 million at December 31, 2000, primarily due to an increase in accounts receivable balances and proceeds received from the Aventis litigation settlement. See Part II, Item 1 "Legal Proceedings." The most significant sources of non-operating cash during the first nine months of 2001 were proceeds from sales of Andrx common stock ($54.3 million) and proceeds from the exercise of stock options ($21.7 million). Significant uses of cash included the increase in accounts receivable balances ($126 million) due to increased sales in the first nine months of 2001, principal payments on long-term debt ($42.7 million) and additions to property and equipment ($48.2 million). We expect to spend approximately $55 to $65 million for property and equipment additions during 2001.

     As discussed in Note B of the Notes to Consolidated Financial Statements in this Quarterly Report, we acquired Marsam through our acquisition of Schein. At the time of acquisition, we determined to dispose of the facility through a sale or plant closure. Following unsuccessful negotiations with potential buyers, we decided to close the Marsam facility and recorded estimated liabilities of $6.3 million for severance and other costs expected to be incurred in connection with this closing. As of September 30, 2001, the company had paid all material severance and closure costs related to the closure of the Marsam facility.

     We continue to have discussions with potential purchasers of our Steris facility. During the third quarter of 2001, Watson incurred $5.3 million of expenses related to Steris' operations, and a write down of $45.4 million to the carrying value of Steris assets to current estimated fair market value. Such adjustment to fair market value is based upon recent negotiations involving the sale or other disposition of the facility.

     As discussed in Note F of the Notes to Consolidated Financial Statements in this Quarterly Report, we entered into a credit agreement with a bank and a consortium of lenders that included a $500 million term loan facility and a $200 million revolving credit facility. In connection with the Schein acquisition, in July 2000 we borrowed the entire amount of the $500 million term loan. As of September 30, 2001, approximately $349 million remained outstanding under this term loan. As of September 30, 2001 no amounts had been drawn on the revolving credit facility.

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

     Our cash and marketable securities, which included our ownership of Andrx common stock, totaled approximately $271 million at September 30, 2001. The fair value of the Andrx common stock may fluctuate significantly due to volatility of the stock market and changes in general economic conditions. See Item 3 in this Quarterly Report. We believe that our cash and marketable securities balance, our cash flows from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth or to refinance existing debt. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Statements contained in this Quarterly Report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. Such forward-looking statements reflect our current perspective of existing trends and information as of the date of this filing. These include but are not limited to express or implied assumptions about government regulatory action or inaction. Forward-looking statements involve risks, uncertainties and other factors that we cannot predict or quantify with precision. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate", "continue" or "pursue", or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

     We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the following important risks, uncertainties and other factors, among others, may affect our actual results:

          . the success of our product development activities and uncertainties related to the timing or outcome of such activities;

          . the timing and unpredictability of regulatory authorizations and product rollout, which is particularly sensitive in our generic business;

          . our ability to timely and cost effectively integrate the companies that we acquire into our operations;

          . the outcome of our litigation (including patent, trademark and copyright litigation), and the costs, expenses and possible diversion of management's time and attention arising from such litigation;

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

          . our dependence on sole source suppliers and the risks associated with a production interruption or supply delays at such third party suppliers;

          . the scope, outcome and timeliness of any governmental, court or other regulatory action that may involve us (including, without limitation, the scope, outcome or timeliness of any inspection or other action of the Food and Drug Administration);

          . the availability to us, on commercially reasonable terms, of raw materials and other third party sourced products;

          . our exposure to product liability and other lawsuits and contingencies;

          . our mix of product sales between branded, which typically have higher margins, and generic products;

          . the ability of third parties to assert patents or other intellectual property rights against us which, among other things, could cause a delay or disruption in the manufacture, marketing or sale of our products;

          . our ability to license patents or other intellectual property rights from third parties on commercially reasonable terms;

          . the expiration of patent and regulatory exclusivity on certain of our products that will result in competitive and pricing pressures including but not limited to the outcome and timing of FDA regulatory review involving buspirone discussed above;

          . our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

          . market acceptance of and continued demand for our products and the impact of competitive products and pricing;

          . our ability to successfully compete in both the branded and generic pharmaceutical product sectors;

          . our timely and successful implementation of strategic initiatives;

          . the uncertainty associated with the identification of and successful consummation and execution of our external business and product development transactions; and

          . other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

     The information in this Quarterly Report is as of September 30, 2001 or, where clearly indicated, as of the date of this filing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provided a cautionary discussion of risks, uncertainties and other factors under the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk for the impact of interest rate changes and changes in the market values of our investments. We have not used derivative financial instruments in our investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.

     Investment Risk

     As of September 30, 2001, our total holdings in equity securities of other companies, including equity method investments and available-for-sale equity securities, were $181.4 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary. At September 30, 2001, we had equity method investments of $34.8 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $146.6 million ($138.6 million of which was included in

"Marketable securities" and $8.0 million of which was included in "Investments and other long-term assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at September 30, 2001, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $36.7 million, $58.6 million and $73.3 million, respectively.

     As discussed in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report, our investment in Andrx consisted of 1.7 million Andrx common shares with a fair market value of approximately $112.0 million at September 30, 2001. As a publicly traded equity security, this investment has exposure to price risk. The market price of Andrx common shares has been, and may continue to be, volatile. For example, on September 28, 2001, the last trading day in the third quarter of 2001, the Andrx closing price was $64.92. On November 13, 2001, before our filing of this Quarterly Report, the Andrx closing price was $65.52. The following table sets forth the Andrx high and low market price per share information, based on published financial sources, through September 30, 2001 and for 2000:

          2001, by quarter                   High            Low
          ----------------                -----------    ------------
             First.......................    $72.25          $38.50
             Second......................    $77.00          $44.94
             Third.......................    $77.39          $58.02

          2000, by quarter
          ----------------
             First.......................    $65.50          $20.13
             Second......................    $68.31          $43.63
             Third.......................    $95.88          $63.94
             Fourth......................    $94.88          $50.82


     In addition to Andrx, our marketable securities include common shares of Dr. Reddy's Laboratories, Limited (Dr. Reddy). As of September 30, 2001, Watson owned approximately 0.7 million common shares of Dr. Reddy (approximately 3% of the total Dr. Reddy common shares outstanding) with a market value of approximately $26.9 million. Dr. Reddy is a developer and manufacturer of active pharmaceutical ingredients and products. Dr. Reddy's shares trade on the Bombay Stock Exchange and on the New York Stock Exchange in the form of American depositary shares. Other than our investments in Andrx and Dr. Reddy, we hold substantially all of our cash equivalents and marketable securities in short-term, variable interest rate instruments.

     Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our non-equity investment portfolio and our long-term debt. We have designated all of our cash, cash equivalents and marketable fixed income securities as available-for-sale and, accordingly, we have presented these securities at fair value in our consolidated balance sheets. We generally invest our excess cash in money market mutual funds and other short-term, variable interest rate instruments. Under certain circumstances, we may invest in A-rated or higher fixed income securities. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates. We may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates.

     As discussed in Note F of the Notes to Consolidated Financial Statements in this Quarterly Report, as of September 30, 2001 we had approximately $349.0 million outstanding under a LIBOR-based, variable interest rate term loan. A hypothetical 100 basis point increase in interest rates, based on the September 30, 2001 term loan balance, would reduce our annual net income by approximately $2.0 million. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

         We estimate that the fair value of our fixed-rate senior unsecured notes approximated its carrying value of $150.0 million at September 30, 2001. While changes in market interest rates may affect the fair value of our fixed-rate long-term notes, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

     At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.


                   PART II OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

     The company is party to certain lawsuits and legal proceedings, which are described in "Part I, Item 3. Legal Proceedings," of our Annual Report on Form 10-K for the year ended December 31, 2000, and in "Part II, Item 1. Legal Proceedings," of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001. The following is a description of significant developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report and Quarterly Reports referenced above.

Phentermine hydrochloride lawsuits. With respect to the phentermine
----------------------------------
hydrochloride product liability lawsuits filed against the company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and a number of actions have been settled and/or otherwise dismissed. As of November 1, 2001, approximately 625 actions were pending against the company and other company entities in a number of state and federal courts. The company believes that it will be fully indemnified by The Rugby Group's former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the company.

Watson Laboratories, Inc. v. Rhone-Poulenc Rorer, Inc. et. al. (RPR). In
--------------------------------------------------------------------
September 2001, the company reached a settlement with Aventis Pharma AG, successor to RPR, resolving all outstanding disputes between the companies related to Dilacor XR(R)(diltiazem) and its generic equivalent. As a result of the settlement, the company recorded a non-recurring gain of approximately $60 million in the third quarter of 2001.

Higuchi v. Watson Pharmaceuticals, Inc. On September 5, 2001, the United States
--------------------------------------
District Court for the District of Utah entered judgment for plaintiffs in this matter, in the amount of $662,500. The case as tried asserted that the company was negligent in allowing there to be, or in not removing soon enough, restrictive legends on shares of company stock plaintiffs received following a merger and exchange. These restrictions purportedly prevented plaintiffs from selling their shares for some period of time, causing them damage. The judgment is not expected to have a material effect on the company. On October 2, 2001, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Tenth Circuit. On October 16, 2001, the company filed its Notice of Cross-Appeal, appealing the amount of the judgment.

Cipro lawsuits. In September 2001, Aventis, the former owner of The Rugby Group,
--------------
accepted the company's tender for defense and indemnification of the company and its affiliates in connection with the claims and investigations arising from conduct and agreements allegedly undertaken by The Rugby Group and its affiliates prior to the company's acquisition of The Rugby Group.

In re: Buspirone Patent Litigation; In re: Buspirone Antitrust Litigation, MDL
------------------------------------------------------------------------------
Docket No. 1410.
---------------
In August 2001, the Judicial Panel on Multi-District Litigation ordered that the company's antitrust action against Bristol-Myers Squibb (BMS), similar antitrust actions filed against BMS by other third parties, BMS' patent infringement action against the company and certain company subsidiaries seeking damages and injunctive relief, and similar patent infringement actions filed by BMS against other third parties, all be consolidated for pretrial purposes in the United Stated District Court for the Southern District of New York. Discovery is ongoing.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:
              Reference is hereby made to the Exhibit Index on page 23.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

              On July 12, 2001, we filed a Form 8-K report dated July 11, 2001.

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


                            By:               /s/ R. TODD JOYCE
                                ------------------------------------------------
                                                    R. Todd Joyce
                                 Vice President - Corporate Controller and
                                                  Treasurer
                                            (Principal Accounting Officer)


     Dated: November 14, 2001

                         WATSON PHARMACEUTICALS, INC.

                          EXHIBIT INDEX TO FORM 10-Q
               For the Quarterly Period Ended September 30, 2001



   Exhibit
     No.                                      Description
  ---------    -----------------------------------------------------------------
     3.2       The company's By-laws, as amended and restated as of July 27,
               2001, filed with the Form 10-Q for the quarterly period ended
               June 30, 2001.

   *10.1 Watson Pharmaceuticals, Inc. Employee Stock Purchase Plan effective as of February 12, 2001, filed with the Form 10-Q for the quarterly period ended March 31, 2001.

               First Amendment to the Employee Stock Purchase Plan of Watson, filed with the Form 10-Q for the quarterly period ended June 30, 2001.

   *10.2 Watson Pharmaceuticals, Inc. 2001 Incentive Award Plan effective as of February 12, 2001, filed with the Form 10-Q for the quarterly period ended March 31, 2001.

               First Amendment to the 2001 Incentive Award Plan of Watson, filed as Exhibit 10.2 to the company's Form S-8 (Reg. No. 333-61844) filed on May 30, 2001 and hereby incorporated by reference.



-------------------------------------
*    Compensation Plan or Agreement