Form 10-K405
period 2001-12-31
WATSON PHARMACEUTICALS INC
filed 2002-04-01
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

WATSON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	95-3872914 (I.R.S. Employer Identification No.)

311 Bonnie Circle, Corona, CA 92880-2882
(Address of principal executive offices, including zip code)

(909) 493-5300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0033 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of
March 21, 2002:  $2,386,643,000 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant’s Common Stock outstanding on March 21, 2002: 106,481,606

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders, to be held on May 20, 2002, are incorporated by reference in Part III of this report.

WATSON PHARMACEUTICALS, INC

INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

PART I

ITEM 1.    BUSINESS

Overview

Watson Pharmaceuticals, Inc. (Watson) is primarily engaged in the development, manufacture, marketing and distribution of branded and off-patent (generic) pharmaceutical products. We were incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, we have grown into a diversified specialty pharmaceutical company. Currently, we market more than 30 branded pharmaceutical product lines and approximately 140 off-patent pharmaceutical products. We also develop advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms. We operate manufacturing, research and development, and administrative facilities primarily in the United States of America (U.S.).

Our principal executive offices are located at 311 Bonnie Circle, Corona, California 92880.

Highlights

Microgestin® (norethindrone acetate and ethinyl estradiol).    In February 2001, we received approval from the U.S. Food and Drug Administration (FDA) for our Abbreviated New Drug Application (ANDA) for Microgestin® Fe 1.5/30 and Microgestin® Fe 1/20 Tablets, which are indicated for the prevention of pregnancy in women who elect to use oral contraceptives as a method of contraception.

Ferrlecit® (sodium ferric gluconate in sucrose injection).    In February 2001, our Supplemental New Drug Application (SNDA) for Ferrlecit®, our injectable iron therapy product used to treat iron deficiency anemia in hemodialysis patients, was approved by the FDA. New labeling for Ferrlecit® was approved as part of the SNDA, allowing undiluted intravenous injection (at a rate not to exceed 12.5 mg/min) without the need for a test dose. Additionally, the requirement for bold type in the label’s warnings section was eliminated in the new Ferrlecit® label. In January 2001, Ferrlecit® was assigned a permanent reimbursement code by the Center for Medicare and Medicaid Services. This reimbursement code is referred to as a “J-Code” and should allow for more uniform coverage and simpler reimbursement procedures under Medicare throughout the U.S.

PapSure® and Speculite®.    In December 2001, we acquired product rights in the U.S. and certain other countries to PapSure® and Speculite®, a visual cervical screening exam and device, from The Trylon Corporation. PapSure® combines the results of a typical Pap smear and a speculoscopy using Speculite®, a proprietary disposable chemiluminescent light for vaginal illumination, which allows physicians to visually identify possible cervical abnormalities. Clinical studies conducted have shown that speculoscopy, when combined with a Pap smear, significantly increases the likelihood of identifying abnormal cells, if present, when compared to a Pap smear alone. Currently, the PapSure® examination is the only in-office direct visual cervical exam cleared by the FDA for use in all women recommended for cervical screening with a Pap smear.

Actigall® (ursodiol USP capsules)    In January 2002, we acquired U.S. rights to Actigall® from Novartis Pharmaceuticals Corporation (Novartis). Actigall® contains ursodiol, a naturally occurring bile acid, and was introduced in the U.S. in 1988. Actigall® is indicated for the dissolution of certain types of gallbladder stones and the prevention of gallstone formation in obese patients experiencing rapid weight loss. Watson also has certain negotiation rights relating to the commercialization of the product for the prevention of colorectal growths, a use Novartis currently has under development.

Branded Pharmaceutical Products

Newly developed pharmaceutical products are normally patented and, as a result, generally are offered by a single provider when first introduced to the market. We currently market a number of patented products to physicians, hospitals, and other markets that we serve. We also market certain trademarked off-patent products directly to healthcare professionals. We classify these patented and off-patent trademarked products as our branded pharmaceutical products. Currently, we have two New Drug Applications (NDA) for branded pharmaceutical products pending approval with the FDA. One is for a lower dosage of Alora® for the prevention of osteoporosis, and the second is for Oxytrol™ for the treatment of overactive bladder.

Our branded pharmaceutical business develops, manufactures, markets and distributes products primarily in four therapeutic areas:

•	Women’s Health
•	General and Pain Management Products
•	Nephrology
•	Urology

We have targeted these therapeutic areas based predominately on their potential growth opportunities. We believe that the nature of these markets and the identifiable base of physician prescribers provide us with the opportunity to achieve significant market penetration through our specialized sales forces. Since many of our branded products are proprietary and generally realize higher profit margins, we believe that our branded products will generate more consistent earnings over a longer period, when compared to our generic products. We intend to continue to expand our branded product portfolio through internal product development, strategic alliances and strategic acquisitions. See “Growth Strategy.” Sales of branded products accounted for approximately 48% of our net product sales in 2001, and are expected to account for approximately 53% of our net product sales in 2002.

In November 2001, we announced a significant brand initiative and, with it, the implementation of other key management strategies. Central to this initiative was our decision to substantially increase our 2002 spending on sales and marketing support for Oxytrol™ (oxybutynin transdermal system), our innovative branded product indicated for the treatment of overactive bladder. At that time, we anticipated a mid-2002 launch for Oxytrol™. However, in March 2002, the FDA issued a “not-approvable” letter listing deficiencies that must be addressed before the product can be approved. While a disappointment, we believe that we can address the FDA’s issues and eventually gain approval of this product, although unlikely in 2002. We believe that Oxytrol™ represents an important new therapeutic option in the treatment of overactive bladder and continues to merit a significant investment of our resources to maximize its potential. Over 2002, we plan to determine the amount and timing of this investment, which will likely coincide with our progress toward seeking approval of this product. At this time, however, we cannot provide an estimate as to the date we could expect FDA approval of this product. We plan to meet with the FDA in the near future to review and clarify the matters addressed in the “not-approvable” letter. Based on the outcome of this meeting, we would determine our next steps toward seeking approval of Oxytrol™. Although we are hopeful that we will be able to resolve the FDA’s concerns, we cannot assure that we will be successful in resolving these issues or that there will not be additional substantial obstacles to or delays in obtaining FDA approval of Oxytrol™. Our branded initiative announced in November 2001 also includes up to an additional $20 million of research and development expenses to be spent in 2002 for branded product development.

Women’s Health

We currently market a total of 11 oral contraceptives, one product for the treatment of genital warts, a cervical screening product, and one female hormone replacement product. We market these products primarily to obstetricians and gynecologists through our specialized sales force of approximately 167 representatives. Our Women’s Health product offering is the largest, in terms of sales, within our branded pharmaceutical business and remains a key area of focus and growth potential for us. Our Women’s Health branded products lines currently consist of the following:

Watson Branded Product	Active Ingredient	Therapeutic Classification
Alora®	Estradiol (transdermal patch)	Female hormone replacement
Brevicon®	Norethindrone and ethinyl estradiol	Oral contraceptive
Condylox®	Podofilox	Genital warts
Levora®	Levonorgestrel and ethinyl estradiol	Oral contraceptive
Low-Ogestrel®	Norgestrel and ethinyl estradiol	Oral contraceptive
Microgestin®	Norethindrone acetate and ethinyl estradiol	Oral contraceptive
Necon®	Norethindrone and ethinyl estradiol	Oral contraceptive
Norinyl®	Norethindrone and ethinyl estradiol	Oral contraceptive
Nor-QD®	Norethindrone	Oral contraceptive
Ogestrel®	Norgestrel and ethinyl estradiol	Oral contraceptive
Speculite®	N/A	Visual cervical screening device
Tri-Norinyl®	Norethindrone and ethinyl estradiol	Oral contraceptive
Trivora®	Levonorgestrel and ethinyl estradiol	Oral contraceptive
Unithroid™	Levothyroxine sodium	Thyroid hormone replacement
Zovia®	Ethynodiol diacetate and ethinyl estradiol	Oral contraceptive

In January 2001, we submitted a NDA for a lower dosage strength of Alora® for the prevention of osteoporosis. We anticipate FDA approval in the second quarter of 2002.

In February 2001, we added Microgestin® Fe 1.5/30 and Microgestin® Fe 1/20 Tablets, to expand the portfolio of our marketed branded oral contraceptive products.

In January 2002, we added to our Women’s Health product offering PapSure® and Speculite®, a visual cervical screening exam and device. PapSure® combines the results of a typical Pap smear and a speculoscopy using Speculite®, a proprietary disposable chemiluminescent light for vaginal illumination, which helps physicians to visually identify possible cervical abnormalities. Currently, the PapSure® examination is the only in-office direct visual cervical exam cleared by the FDA for use in all women recommended for cervical screening with a Pap smear.

General and Pain Management Products

Our General and Pain Management Product lines currently consist of anti-hypertensive, neurology and psychiatry, pain management and dermatology products. The sales of our General and Pain Management Products are supported by a sales force of approximately 70 representatives. We currently market a total of 20 branded product lines that we classify as General and Pain Management Products, including the following:

Watson Branded Product	Active Ingredient	Therapeutic Classification
Cinobac®	Cinoxacin	Antibiotic
Cordran®	Flurandrenolide	Topical corticosteroid
Loxitane®	Loxapine succinate	Anti-psychotic
Maxidone®	Hydrocodone bitartrate & acetaminophen	Analgesic
Microzide®	Hydrochlorothiazide	Anti-hypertensive
Monodox®	Doxycycline monohydrate	Antibiotic
Norco®	Hydrocodone bitartrate & acetaminophen	Analgesic
Unithroid™	Levothyroxine sodium	Thyroid hormone replacement

We believe that pain management therapies will be a key growth area for us as physicians increasingly focus on the treatment of pain. We primarily market our pain management products to primary care physicians, as well as dentists and oral surgeons.

Urology

In conjunction with our strategic brand initiative, and to expand our marketplace reach and maximize our branded business opportunities, we redeployed in 2001 our General Products sales force and marketing teams into two specialty teams: General and Pain Management and Urology. Our Urology sales force consists of approximately 100 representatives, dedicated to promoting our urology products to urologists. Our Urology branded products line currently consists of the following:

Watson Branded Product	Active Ingredient	Therapeutic Classification
Androderm®	Testosterone (transdermal patch)	Male hormone replacement
Maxidone®	Hydrocodone bitartrate & acetaminophen	Analgesic

Nephrology

We entered the nephrology market through our acquisition of Schein Pharmaceutical, Inc. and its iron replacement products. Our Nephrology branded product line currently consists of the following:

Watson Branded Product	Active Ingredient	Therapeutic Classification
INFed®	Iron dextran	Hematinic
Ferrlecit®	Sodium ferric gluconate in sucrose injection	Hematinic

INFeD® and Ferrlecit® are injectable products that treat iron deficiency anemia in patients with end-stage renal disease who are receiving supplemental erythropoietin therapy. INFeD® (iron dextran injection), which was introduced in 1992, is not under patent protection and does not have marketing exclusivity. Ferrlecit® (sodium ferric gluconate complex in sucrose injection), which was introduced in 1999, was granted a five-year exclusivity period by the FDA as a new chemical entity, which runs through February 2004. In November 2001, we expanded our Nephology sales and marketing professionals to 75 seeking to broaden and extend our reach from dialysis centers to nephrologists and other areas where IV iron therapy is needed. We hope to broaden the potential application of these products through expanded use in hemodialysis and by seeking additional indications for use in other non-dialysis iron deficiency anemia (such as iron deficiency anemia associated with certain cancers and chemotherapeutic treatments). For the year ended December 31, 2001, our sales of Ferrlecit® accounted for approximately 12% of our total net revenues.

In January 2001, Ferrlecit® was assigned a J-Code that should allow for more uniform coverage and simpler reimbursement procedures under Medicare throughout the U.S. Additionally, our SNDA for Ferrlecit® was approved by the FDA in February 2001. New labeling for Ferrlecit® was approved as part of the SNDA, allowing undiluted intravenous injection (at a rate not to exceed 12.5 mg/min) without the need for a test. Furthermore, the requirement for bold type in the label’s warnings section was eliminated in the new Ferrlecit® label.

In March 2002, we entered into an agreement in principle with Baxter Healthcare Corporation for co-promotion of Ferrlecit® in the U.S. renal market.

Off-Patent (Generic) Pharmaceutical Products

When patents no longer protect a branded product, opportunities exist for third parties to introduce off-patent or generic counterparts to the branded product. These generic products are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the branded product. As such, off-patent pharmaceuticals provide a safe, effective and cost-efficient alternative to branded products. We currently have 17 ANDAs pending FDA approval for various forms of generic pharmaceutical products.

We are a recognized leader in the development, manufacture and sale of off-patent pharmaceutical products. We currently market over 140 off-patent pharmaceutical products in more than 900 packaging sizes and/or dosage strengths. With respect to off-patent products, our strategy is to continue to target generic drugs that are difficult to formulate or manufacture or that will complement or broaden our existing product lines. Since the prices and unit volumes of our branded products will likely decrease upon the introduction of generic alternatives, we also intend to develop generic alternatives to our branded products depending upon market conditions and the competitive environment. Sales of our generic products accounted for approximately 52% of our net product sales in 2001 and are expected to account for approximately 47% of our net product sales in 2002.

Current examples of our portfolio of off-patent pharmaceutical products include the following:

Watson Off-patent Product	Comparable Brand Name	Brand Holder	Therapeutic Classification
Bisoprolol fumarate/ hydrochlorothiazide	Ziac®	Lederle Laboratories	Anti-hypertensive
Buspirone	BuSpar®	Bristol-Myers Squibb	Anti-anxiety
Butalbital, aspirin, caffeine and codeine (BACC)	Fiorinal® w/codeine	Novartis	Analgesic
Carisoprodol	Soma®	Wallace Laboratories	Muscle relaxant
Clorazepate	Tranxene®	Abbott Laboratories	Tranquilizer
Dicyclomine	Bentyl®	Aventis Pharmaceuticals	Antispasmodic
Doxazosin mesylate	Cardura®	Pfizer Laboratories	Anti-hypertensive
Estradiol	Estrace®	Bristol-Myers Squibb	Female hormone replacement
Estropipate	Ogen®	Pharmacia/Upjohn	Female hormone replacement
Fluoxetine	Prozac®	Eli Lilly	Anti-depressant
Guanfacine	Tenex®	A.H. Robins	Anti-hypertensive
Hydrocodone bitartrate/ acetaminophen	Lorcet®	Forest Pharmaceuticals	Analgesic
Hydrocodone bitartrate/ acetaminophen	Vicodin®	Abbott Laboratories	Analgesic
Lorazepam	Ativan®	Wyeth-Ayerst Laboratories	Tranquilizer
Loxapine succinate	Loxitane®	Watson	Anti-psychotic
Metformin	Glucophage®	Bristol-Myers Squibb	Anti-diabetic
Nicotine polacrilex gum	Nicorette®	SmithKline Beecham	Aid to smoking cessation
Oxycodone/acetaminophen	Percocet®	Endo Pharmaceuticals	Analgesic
Pentazocine with APAP	Talacen®	Sanofi-Synthelabo	Analgesic
Pentazocine/naloxone	Talwin®	Sanofi-Synthelabo	Analgesic
Propafenone hydrochloride	Rythmol®	Abbott Laboratories	Anti-arrhythmic
Ranitidine	Zantac®	Glaxo Wellcome	Anti-ulcer
Sucralfate	Carafate®	Aventis Pharmaceuticals	Anti-ulcer
Sulfasalazine	Azulfidine®	Pharmacia/Upjohn	Bowel anti-inflammatory

The competitive nature of the generic drug industry generally requires the regular introduction of new products into our product line in order to maintain historic sales and gross margin levels. We cannot, however, guarantee that we will be successful in introducing products on a timely basis to maintain historic sales levels. In fact, increases in our generic sales in recent years have been largely attributable to acquisitions rather than internal product development. In addition, increasingly aggressive tactics employed by brand companies to delay generic competition have increased the risks and uncertainties regarding the timing of approval of generic products. See “Risk Factors—If branded pharmaceutical companies are successful in limiting the use of generics through their legislative and regulatory efforts, our sales of generic products may suffer.” We have, in recent years, reduced spending on generic development activities in favor of increased spending on branded product development. We believe this trend will continue in 2002.

Revenues

We have two reportable operating segments: branded and generic pharmaceutical products. We evaluate these segments based primarily on net revenues and gross profit. Summarized net revenues and gross profit information is presented in Note 11 to Consolidated Financial Statements. Our net revenues for the three years ended December 31, 2001 were derived as follows:

	For the Years Ended December 31,
	2001		2000		1999
	$	%	$	%	$	%
Branded pharmaceutical products	$551,558	48%	$422,983	52%	$357,427	51%
Generic pharmaceutical products	597,398	51%	370,809	46%	306,979	44%
Other	11,720	1%	17,732	2%	40,484	5%

Total net revenues	$1,160,676	100%	$811,524	100%	$704,890	100%

Our revenue growth in 2001 was primarily attributable to increased branded product sales in our Women’s Health group, increased sales of certain generic pain management products and sales of buspirone (the generic equivalent to Bristol-Myers Squibb’s BuSpar®), which was launched in April 2001.

In recording our product revenues, provisions for estimated discounts, rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. If the historical data we used to calculate these estimates does not properly reflect future activity, our net revenues could be overstated. See “Risk Factors—Our policies regarding returns, allowances and chargebacks and marketing programs adopted by wholesalers may reduce our revenues in future fiscal periods.”

Our net revenues are comprised primarily of sales of branded and generic pharmaceutical products. Our branded product sales generally create higher gross margins than do the sales of our generic products. Our sales mix (the proportion of total sales between branded products and generic products) will significantly impact our gross profit from period to period. See also “Risk Factors—Our gross profit may fluctuate from period to period depending upon our product sales mix, the manufacturing efficiencies we achieve, if any, and the prices we negotiate with our suppliers.”

Research and Development

We devote significant resources to the research and development of branded and generic products and proprietary drug delivery technologies. In that regard, we incurred research and development expenditures of $63.5 million in 2001, $67.3 million in 2000, and $51.2 million in 1999. Our research and development strategy focuses primarily on the following product development areas:

•	the development of sustained-release technologies and the application of these technologies to existing drug forms;

•	the application of proprietary drug-delivery technology for new product development in specialty areas;

•	the expansion of existing oral immediate-release products with respect to additional dosage strengths;

•	medium-to-late stage drug opportunities;

•	off-patent drugs particularly difficult to develop or manufacture, or that complement or broaden our existing product lines; and

•	off-patent drugs that target smaller specialized or under-served markets.

As of December 31, 2001, we maintained research and development facilities in Corona, California; Danbury, Connecticut; Cincinnati, Ohio; Copiague, New York; and Salt Lake City, Utah. Our off-patent product development focuses on generic drugs that are difficult to formulate or manufacture or that will complement or broaden our existing product line. We are presently developing a number of branded products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs, including joint ventures. Generally, our branded product development emphasizes mid-to-late-stage drug opportunities in our four therapeutic areas of focus.

Our current branded product development efforts include:

•
Oxytrol™ (oxybutynin patch).    We are developing a proprietary oxybutynin patch for the treatment of overactive bladder. As of October 2001, there was an estimated 17 million Americans suffering from overactive bladder, which affects primarily post-menopausal women. Over half of these patients present with symptoms of urge incontinence or overactive bladder, which can be treated with anticholinergic drugs such as oxybutynin. In April 2001, we filed a NDA with the FDA for our oxybutynin transdermal patch. The NDA is based on clinical results obtained from a large-scale, randomized placebo-controlled, Phase III clinical trial involving over 500 patients from 40 medical centers in the U.S. The Phase III study results demonstrated a reduction in symptoms of overactive bladder, and an incidence of anticholinergic side effects comparable to those observed in the placebo group. In March 2002, the FDA issued a “not-approvable” letter listing deficiencies that must be addressed before the product can be approved. Although a disappointment, we believe we can address the FDA’s issues and gain approval of this product, although unlikely in 2002. We believe the results of our Phase IIIb study will be key toward this effort. Our Phase IIIb study results have not yet been submitted to FDA as part of our Oxytrol™ NDA. This study compared Oxytrol™ and the current overactive bladder market leader, Detrol LA®, to placebo. Preliminary results from this trial supported Oxytrol™’s effectiveness in controlling the symptoms of overactive bladder, similar to that observed with Detrol LA®. The results also demonstrated the same low incidence of anticholinergic side effects observed during our Phase III trial and were not statistically different than placebo. We believe that our Phase IIIb results, along with our Phase III results, will be a key factor in addressing the FDA deficiencies noted in the “not-approvable” letter. At this time, however, we cannot provide an estimate as to the date we could expect FDA approval of this product. We plan to meet with FDA in the near future to review and clarify the matters addressed in the “not-approvable” letter. Based on this meeting, we would determine our next steps toward seeking approval of Oxytrol™.

•
Onychomycosis Patch.    We are developing a proprietary transdermal patch for the treatment of onychomycosis (fungal infection of the toe and fingernails). An estimated 15% to 20% of adults in the U.S. between the ages of 40 to 60 suffer from this affliction. In our Phase II trial, 78% of patients using the onychomycosis patch reported a significant improvement in their fungal infection after three months, compared to only 40% in the placebo group. The incidence of side effects with the patch were extremely low as reported in the trial. Nail disorders were the most commonly reported adverse events, occurring in 22% of the active treatment group and 59% of the placebo group. Based upon these positive Phase II clinical results, we have initiated two Phase III clinical trials involving approximately 300 patients each in 48 U.S. centers. These one-year, in-life studies with active and placebo groups will include six months follow-up. Assuming positive results from the Phase III clinical program, we anticipate filing a NDA for the onychomycosis patch in late 2003 or early 2004.

•
Oral Estradiol/Progesterone Product.    We are developing a combination estradiol plus progesterone oral product for hormone replacement therapy in postmenopausal women with an intact uterus. Our product will co-administer both hormones in a once a day dosage form. Our product utilizes a proprietary technology that allows for the administration of progesterone with high bioavailability and lower doses than would otherwise be possible using conventional oral delivery technologies. Pivotal Phase III clinical trials were initiated in early 2002. Pending a successful Phase III demonstration, we anticipate filing our NDA with the FDA in the first half of 2004.

•
Ferrlecit® Expanded Indication.    In 2001, the results from a pilot feasibility trial evaluating the benefits of intravenous iron (using iron dextran, primarily InFed®) administration for the treatment of anemia in cancer patients receiving concomitant epogen therapy were presented at a major scientific symposium. The study demonstrated significantly greater increases in hemoglobin as well as energy and activity measurements for patients receiving intravenous iron plus epogen, relative to patients receiving epogen alone or patients receiving epogen plus oral iron. Based upon these promising results, we initiated a feasibility trial in late 2001 evaluating the effects of our second generation intravenous iron product, Ferrlecit®, in the treatment of anemia with cancer patients on epogen therapy. We plan to conduct additional studies in this new patient population and, based on such studies, will assess the desirability of seeking approval for this new indication.

•
Aslera™.    In November 2000, we obtained an exclusive license to market and sell Aslera™ in the U.S. and throughout North America from Genelabs Technologies, Inc. Aslera™ is an investigational drug developed by Genelabs for the treatment of chronic autoimmune disease systemic lupus erythematosus, or Lupus. The NDA for this product was submitted in December 1999. Aslera™ was granted priority review designation by the FDA in October 2000, following Genelabs’ submission of a NDA in September 2000. The NDA was subsequently amended with additional clinical testing results. In June 2001, the FDA issued a “not-approvable” letter with respect to Genelabs’ NDA for Aslera™. We continue to support Genelabs in its efforts to work with the FDA on seeking final approval for this product.

•
Alora® Expanded Indication.    In 2001, we submitted a NDA for prevention of osteoporosis claims with our transdermal estradiol patch, Alora®. This NDA also included a new, lower dosage strength for this indication. We anticipate approval for this new indication and dosage strength in the second quarter of 2002.

•
Other Products in Development.    We are working with Procter & Gamble on the development of a testosterone patch for the treatment of sexual dysfunction in women. Procter & Gamble is responsible for clinical and regulatory activities, Watson is responsible for formulation development and eventual patch manufacturing. We are also developing a fentanyl lozenge for the treatment of breakthrough cancer pain. Earlier Phase I clinical trials demonstrated rapid absorption with maximum blood levels achieved within approximately 20 minutes of use of the lozenge. Further, the lozenge produced a high level of bioavailability, approximately 70%. We have scaled up manufacturing for this product at our Corona facility and plan to initiate Phase II and III clinical trials in 2002. We are also working on other products in the therapeutic areas of pain management and women’s health.

We have expanded our investment in branded research and development, as well as increased our sales and marketing resources on current and planned branded product launches for 2002. Our strategic brand initiative included up to an additional $20 million to be spent in 2002 for branded product development. Our goal is to increase the number of NDAs we submit to the FDA in the future. However, product development is inherently risky and uncertain, especially when developing new products for which safety and efficacy has not been established and for which the market is unproven. The development process also requires substantial time, effort and financial resources. In addition, any commercialization of a product will require prior government approval, which may not be forthcoming. We cannot be certain that we will be successful in commercializing any of the products in development on a timely basis, if at all. We also cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products. See “Risk Factors—If we are unable to successfully develop or commercialize new products, our operating results will suffer.”

Growth Strategy

We intend to grow our business through a combination of internal research and development, strategic alliances and strategic acquisitions. We believe that our three-pronged growth strategy will allow us to expand both our branded and off-patent product offerings, with the long-term goal of a mix favoring branded products. Based upon business conditions, our financial strength and other factors, we regularly reexamine our growth strategies and may change them at anytime. See “Risk Factors—As a part of our business strategy, we plan to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may result in us experiencing difficulties in integrating the technologies, products and businesses that we acquire and/or experiencing significant charges to earnings that may adversely affect our stock price and financial condition.”

Sales and Marketing

We market our branded products through our specialty sales groups, which we maintain for each of our four therapeutic product areas, Women’s Health, General and Pain Management Products, Nephrology, and Urology. During late 2001, we redeployed members of our then existing General Products sales force and marketing teams into two new specialty teams: one dedicated to promoting our urology products and one focused primarily on the promotion of our pain management products. Each of our sales groups focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and each offers products to satisfy the needs of these physicians. We believe this focused marketing approach enables us to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians. We have approximately 400 sales representatives that comprise our Women’s Health, General and Pain Management Products, Urology, and Nephrology specialty sales groups. We sell our branded products primarily under the “Watson Pharma” label, except for our dermatological products that we sell under the “Oclassen® Dermatologics” label.

We market our off-patent products primarily to various drug wholesalers through a team of approximately 18 people involved in sales, marketing, telemarketing and administrative functions. We also market certain of our off-patent products through certain of our branded specialty sales groups. We sell our off-patent products primarily under the “Watson Laboratories” label, except for our over-the-counter products that we sell under our “Rugby” label or under private label, as with our generic nicotine polacrilex gum smoking cessation product.

Customers

We sell our pharmaceutical products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers. See “Risk Factors—Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.”

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. McKesson HBOC, Inc. accounted for 15%, 18% and 20% of our net revenues in 2001, 2000 and 1999, respectively. Bergen Brunswig Corporation (Bergen) accounted for 14%, 18% and 12% of our net revenues in 2001, 2000 and 1999, respectively. On August 29, 2001, Bergen merged with AmeriSource Health Corporation that accounted for approximately 7% of our net revenues in 2001. Cardinal Health, Inc. accounted for 11%, 14% and 12% of our net revenues in 2001, 2000 and 1999, respectively. The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows.

Competition

The pharmaceutical industry is highly competitive. We compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems. Such competitors include the major brand name and off-patent manufacturers of pharmaceuticals, especially those doing business in the U.S. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

We compete in the branded product business, which requires us to identify and quickly bring to market new products embodying technological innovations. Successful marketing of branded products depends primarily on the ability to communicate the effectiveness, safety and value of branded products to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our branded product offerings will support our four areas of therapeutic focus: Women’s Health, General and Pain Management Products, Urology, and Nephrology. Based upon business conditions and other factors, we regularly reexamine our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

Our competitors in branded products include the major brand name manufacturers of pharmaceuticals such as Johnson & Johnson and Wyeth, formerly American Home Products. Based on total assets, annual revenues and market capitalization, we are considerably smaller than these and other national competitors in the branded product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets.

We also compete in the generic pharmaceutical business. Revenues and gross profit derived from the sales of off-patent pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first off-patent manufacturer to receive regulatory approval for off-patent equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular off-patent product is normally related to (a) the number of competitors in that product’s market and (b) the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins. In addition to off-patent competition from other off-patent drug manufacturers, we face competition from brand name companies. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other off-patent pharmaceutical companies or by marketing their own generic equivalent to their branded products. Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Mylan Laboratories, Inc., Andrx Corporation, Barr Laboratories, Inc., IVAX Corporation and Geneva Pharmaceuticals, a division of Novartis.

Manufacturing, Suppliers and Materials

The principal components used in our products are active and inactive pharmaceutical ingredients and packaging materials. We manufacture many of our own finished products at our plants in Corona, California; Danbury, Connecticut; Miami, Florida; Carmel, New York; Copiague, New York; Salt Lake City, Utah and Humacao, Puerto Rico. Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. See “Government Regulation and Regulatory Matters” and “Item 3. Legal Proceedings.” We also purchase active and inactive pharmaceutical ingredients from both domestic and international sources and thus are dependent on third parties for the active and inactive ingredients used in our products. The FDA requires pharmaceutical manufacturers to identify in their drug applications the supplier(s) of all the raw materials for its products. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, any delay in the required FDA approval of a substitute supplier could interrupt manufacture of the product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, many raw materials are available only from a single source and, in many of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

In addition, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents.

We also contract with third parties for the manufacture of a number of our finished products, a significant portion of which are currently available only from sole or limited suppliers. This includes products that have historically accounted for a significant portion of our revenues, including Ferrlecit® and a significant number of our oral contraceptive products. For the year ended December 31, 2001, approximately 43% of our net product sales were comprised of products that were manufactured for us by third parties. In 2000 and 1999, third party manufactured products accounted for approximately 37% and 44%, respectively, of our net product sales. See “Risk Factors—If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.”

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our business. Our success with our branded products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. Hence, if our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented. See “Risk Factors—Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.”

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

Pharmaceutical companies with branded products are increasingly suing companies that produce off-patent forms of their brand name products for alleged patent and/or copyright infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an ANDA seeking approval of a generic equivalent to a branded drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the Hatch-Waxman Act) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the branded drug has expired, in which case, the ANDA will not be approved by the FDA until no earlier than the expiration of such patent(s). On the other hand, we could certify that any patent listed as covering the branded drug is invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the branded drug. In that case, we are required to notify the branded product holder or the patent holder that such patent is invalid or is not infringed. The patent holder has 45 days from receipt of the notice in which to sue for patent infringement. The FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless a shorter period is deemed appropriate by a court. In addition, increasingly aggressive tactics employed by brand companies to delay generic competition have increased the risks and uncertainties regarding the timing of approval of generic products.

Some companies have expressed an interest over the last several years in reopening the Hatch-Waxman Act and renegotiating some of the compromises reached between the brand and generic pharmaceutical industries that resulted in the creation of the modern generic pharmaceutical industry. Reopening the Hatch-Waxman Act could disturb the delicate balance achieved in 1984, but may also offer the generic industry the opportunity to include drug products not currently covered under the Hatch-Waxman Act.

Because a balanced and fair legislative and regulatory arena is critical to the pharmaceutical industry, we will continue to devote management time and financial resources on government activities. We currently maintain an office and staff a full-time government affairs function in Washington, D.C. that maintains responsibility for keeping abreast of state and federal legislative activities.

Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming, and could result in a substantial delay or prevention of the introduction of our products, any of which could have a material adverse effect on our business, results of operations, financial condition or cash flows. For further information concerning litigation risks and uncertainties, see “Risk Factors—Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.” and “Item 3. Legal Proceedings.” See also “Risk Factors—If branded pharmaceutical companies are successful in limiting the use of generics through their legislative and regulatory efforts, our sales of generic products may suffer.”

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

FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Consequently, there is always the risk the FDA or other applicable agency will not approve our new products, or the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations. See “Risk Factors—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities.”

All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. There are generally two types of applications for FDA approval that would be applicable to our new products:

•
New Drug Application (NDA).    We file a NDA when we seek approval for drugs with active ingredients and/or with dosage strengths, dosage forms, delivery systems or pharmacokinetic profiles that have not been previously approved by the FDA. Generally, NDAs are filed for newly developed branded products or for a new dosage form of previously approved drugs.

•	Abbreviated New Drug Application (ANDA). We file an ANDA when we seek approval for off-patent, or generic, equivalents of a previously approved drug.

The process required by the FDA before a previously unapproved pharmaceutical product may be marketed in the U.S. generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an investigational new drug application (IND), which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product for its intended use;

•	submission of a NDA containing the results of the preclinical and clinical trials establishing the safety and efficacy of the proposed product for its intended use; and

•	FDA approval of a NDA.

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

•
Phase I.    During this phase, the drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•
Phase II.    This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.

•
Phase III.    When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

The results of product development, preclinical studies and clinical studies are then submitted to the FDA as part of a NDA, for approval of the marketing and commercial shipment of the new product. The NDA drug development and approval process currently averages approximately five to ten years.

FDA approval of an ANDA is required before we may begin marketing an off-patent or generic equivalent of a drug that has been approved under a NDA, or a previously unapproved dosage form of a drug that has been approved under a NDA. The ANDA approval process generally differs from the NDA approval process in that it does not require new preclinical and clinical studies; instead, it relies on the clinical studies establishing safety and efficacy conducted for the previously approved drug. The ANDA process, however, requires data to show that the ANDA drug is bioequivalent (i.e., therapeutically equivalent) to the previously approved drug. “Bioequivalence” compares the bioavailability of one drug product with another and, when established, indicates whether the rate and extent of absorption of an off-patent drug in the body are substantially equivalent to the previously approved drug. “Bioavailability” establishes the rate and extent of absorption, as determined by the time dependent concentrations of a drug product in the bloodstream needed to produce a therapeutic effect. The ANDA drug development and approval process generally takes less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product.

Among other things, supplemental NDAs or ANDAs are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted or other requirements are satisfied. See “Manufacturing, Suppliers and Materials.”

To obtain FDA approval of both NDAs and ANDAs, our manufacturing procedures and operations must conform to FDA quality system and control requirements generally referred to as current Good Manufacturing Practices (cGMP), as defined in Title 21 of the U.S. Code of Federal Regulations. These regulations encompass all aspects of the production process from receipt and qualification of components to distribution procedures for finished products. They are evolving standards; thus, we must continue to expend substantial time, money and effort in all production and quality control areas to maintain compliance. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements. See “Risk Factors—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities.” See also “Item 3. Legal Proceedings.”

We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to assess compliance with applicable regulations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes comply with cGMP and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if deficiencies are found at that facility. Our vendors that supply us finished products or components used to manufacture, package and label products are subject to similar regulation and periodic inspections.

Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA investigators believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter be issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, ANDAs or other product applications enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us.

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

Reimbursement levels include Medicare, Medicaid and other federal and state medical assistance programs established according to statute and government regulations and policy. Federal law requires that all pharmaceutical manufacturers rebate a percentage of their revenues arising from Medicaid-reimbursed prescription drug programs. Such rebates are made to individual states, based on applicable sales in each state. The required rebate is currently 11% of the average manufacturer price for sales of Medicaid-reimbursed products marketed under ANDAs. For sales of Medicaid-reimbursed single source products and/or products marketed under NDAs, manufacturers are required to rebate the greater of approximately 15.1% of the average manufacturer price or, the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period.

There has been enhanced political attention and governmental scrutiny at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. See “Risk Factors—Healthcare reform and a reduction in the reimbursement levels by government authorities, HMOs, MCOs or other third-party payors may adversely affect our business.” See also “Item 3. Legal Proceedings.”

In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as Health Maintenance Organizations (HMOs) and Managed Care Organizations (MCOs), authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payors increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations, financial condition and cash flows. Due to the uncertainty surrounding reimbursement of newly approved pharmaceutical products, reimbursement may not be available for some of our products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payors may reduce the demand for, or negatively effect the price of, those products.

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

Recently, the U.S. Federal Trade Commission (FTC) announced its intention to conduct a study of whether brand name and generic drug manufacturers have entered into agreements, or have used other strategies, to delay competition from generic versions of patent-protected drugs. We have received, and we understand other pharmaceutical companies have also received, a request for information from the FTC pursuant to this study. The FTC’s announcement, and subsequent study, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with branded pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. See for example “Item 3. Legal Proceedings.” However, the impact of the FTC’s study, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could have an adverse effect on us. See “Risk Factors—Federal regulation of arrangements between manufacturers of brand name and generic drugs could adversely affect our business.”

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

Employees

As of December 31, 2001, we had 3,416 employees, none of whom are represented by labor unions. Of our employees, approximately 320 are engaged in research and development, 1,348 in manufacturing, 670 in quality assurance and quality control, 723 in sales and marketing, and 355 in administration. We believe our relations with our employees are good.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. Such forward-looking statements reflect our current perspective of existing trends and information as of the date of this filing. These include, but are not limited to, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Forward-looking statements involve risks, uncertainties and other factors that we cannot predict or quantify with precision. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the following important risks, uncertainties and other factors, among others, may affect our actual results:

•	the success of our product development activities and uncertainties related to the timing or outcome of such activities;

•	the timing and unpredictability of regulatory authorizations and product rollout, which is particularly sensitive in our generic business;

•	our ability to timely and cost effectively integrate the companies that we acquire into our operations;

•	the outcome of our litigation (including patent, trademark and copyright litigation), and the costs, expenses and possible diversion of management’s time and attention arising from such litigation;

•	our ability to retain key personnel;

•	our ability to adequately protect our technology and enforce our intellectual property rights;

•	our ability to obtain and maintain a sufficient supply of products to meet market demand in a timely manner;

•	our dependence on sole source suppliers and the risks associated with a production interruption or supply delays at such third party suppliers or at our own manufacturing facilities;

•
the scope, outcome and timeliness of any governmental, court or other regulatory action that may involve us (including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA);

•	the availability to us, on commercially reasonable terms, of raw materials and other third party sourced products;

•	our exposure to product liability and other lawsuits and contingencies;

•	our mix of product sales between branded, which typically have higher margins, and generic products;

•	our dependence on revenues from significant products, in particular, Ferrlecit®, which had 2001 sales in excess of 10% of our net revenues;

•
the ability of third parties to assert patents or other intellectual property rights against us which, among other things, could cause a delay or disruption in the manufacture, marketing or sale of our products;

•	our ability to license patents or other intellectual property rights from third parties on commercially reasonable terms;

•	the expiration of patent and regulatory exclusivity on certain of our products that will result in competitive and pricing pressures including but not limited to regulatory review by the FDA,

•
difficulties and delays inherent in product development, manufacturing and sale, such as products that may appear promising in development may fail to reach market for numerous reasons, including efficacy or safety concerns, the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; seizure or recall of products; the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; and manufacturing or distribution problems;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the American Institute of Certified Public Accountants;

•	market acceptance of and continued demand for our products and the impact of competitive products and pricing;

•	our ability to successfully compete in both the branded and generic pharmaceutical product sectors;

•	our timely and successful implementation of strategic initiatives;

•	the uncertainty associated with the identification of and successful consummation and execution of our external business and product development transactions; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Please also note that we provide a cautionary discussion of risks and uncertainties under the Section entitled “Risk Factors”. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, operating results or cash flows.

Risks Associated With Investing In The Business Of Watson

If we are unable to successfully develop or commercialize new products, our operating results will suffer.

Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new branded and off-patent pharmaceutical products in a timely manner. These new products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive requisite regulatory approvals in a timely manner. Products currently in development by Watson may or may not receive the regulatory approvals necessary for marketing by Watson or other third-party partners. Furthermore, the development and commercialization process is time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors. In addition, the commercialization of off-patent products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of the off-patent product by up to 30 months. In some cases, such patents have issued and been listed with the FDA after the key chemical patent on the branded drug product has expired or been litigated. See “Item 3. Legal Proceedings.” If any of our products, if and when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products, including failing to maintain our manufacturing facilities in compliance with all applicable regulatory requirements, could cause our operating results to suffer. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our branded pharmaceutical expenditures may not result in commercially successful products.

We have increased significantly in 2002 our planned expenditures for the development of our branded pharmaceutical business. Such planned expenditures represent a significant increase in the amounts we allocated to the development of our branded pharmaceutical business in prior years. We may, in the future, further increase the amounts we expend for our branded pharmaceutical business. As a result of our increased expenditures relating to our branded pharmaceutical business, our earnings in the short term will be adversely affected. Furthermore, we cannot be sure that our branded pharmaceutical business expenditures will result in the successful discovery, development or launch of products that will prove to be commercially successful or will improve the long-term profitability of our business.

Our gross profit may fluctuate from period to period depending upon our product sales mix, our product pricing, and our costs to manufacture or purchase products.

Our future results of operations, financial condition and cash flows depend to a significant extent upon our branded and generic product sales mix. Our sales of branded products tend to create higher gross margins than do our sales of generic products. As a result, our sales mix (the proportion of total sales between branded products and generic products) will significantly impact our gross profit from period to period. Factors that may cause our sales mix to vary include the amount of new product introductions; marketing exclusivity, if any, which may be obtained on certain new products; the level of competition in the marketplace for certain products; the availability of raw materials and finished products from our suppliers; and the scope and outcome of governmental regulatory action that may involve us.

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost effective manner.

Loss of revenues from significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

We currently have one product, Ferrlecit®, with annual sales in excess of 10% of our net revenues. If this product, or a combination of certain of our Women's Health or General and Pain Management Products (none of which individually account for more than 10% of our net revenues), were to be subject to loss of patent protection, unexpected side effects, regulatory proceedings, pressure from competitive products, among other factors, the impact to our net revenues could be significant and could have a material adverse effect on our results of operations, financial condition and cash flows.

If we are unsuccessful in our joint venture and other collaborations, our operating results will suffer.

We have made substantial investments in joint venture and other collaborations and may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these joint ventures or collaborations or the commercial exploitation of the licensed products, and cannot assure you that these ventures will be profitable. Although restrictions contained in certain of these programs have not had a material adverse impact on the marketing of our own products to date, any such marketing restriction could affect future revenues and have a material adverse effect on our operations. Our results of operations may suffer if existing joint venture or collaboration partners withdraw, or if these products are not timely developed, approved or successfully commercialized. In March 2002, the FDA issued to Somerset Pharmaceuticals, Inc., a joint venture in which we hold a 50% interest, a “not-approvable” letter with respect to Somerset’s NDA for EMSAM™, a selegeline patch for depression. We understand that Somerset is continuing efforts toward approval of this product.

If we are unable to adequately protect our technology or enforce our patents, our business could suffer.

Our success with the patented brand name products that we have developed may depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. We cannot be sure that we will receive patents for any of our patent applications. If our patent applications are not approved or, if approved, if such patents are not upheld in a court of law, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially exploit these products may be diminished.

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

If branded pharmaceutical companies are successful in limiting the use of generics through their legislative and regulatory efforts, our sales of generic products may suffer.

Many branded pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included: (a) pursuing new patents for existing products which may be granted just before the expiration of one patent which could extend patent protection for additional years or otherwise delay the launch of generics; (b) using the Citizen Petition process to request amendments to FDA standards; (c) seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards; and (d) attaching patent extension amendments to non-related federal legislation. In addition, some branded pharmaceutical companies have engaged in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs. Some of these initiatives could have an impact on products that we are developing.

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

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the branded product is expiring, an area where infringement litigation is prevalent. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on terms we believe to be acceptable. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, which could harm our business, financial condition, results of operations and cash flows.

As a part of our business strategy, we plan to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may result in us experiencing difficulties in integrating the technologies, products and businesses that we acquire and/or experiencing significant charges to earnings that may adversely affect our stock price and financial condition.

We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations, personnel, technologies and products of the companies that we acquire. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business or employee base. There is also a risk that key employees of companies that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between the products or customers of Watson and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

In addition, as a result of acquiring businesses or entering into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development charges. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting, establishes specific criteria for recognizing intangible assets separately from goodwill and requires certain disclosures regarding reasons for a business combination and the allocation of the purchase price paid. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires goodwill and indefinite lived intangible assets to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Except for business combinations initiated after June 30, 2001, the company was required to adopt the provisions of SFAS No. 141 and SFAS No. 142 on January 1, 2002. The company is currently evaluating the impact of these pronouncements on its operating results and financial condition. Such a charge may be in an amount that is material to our results of operations and net worth.

If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

The FDA requires pharmaceutical manufacturers to identify in their drug applications the supplier(s) of all the raw materials for its products. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, many products and raw materials are available only from a single source and, in many of our drug applications, only one supplier of products and raw materials has been identified, even in instances where multiple sources exist. Among others, this includes products that have historically accounted for a significant portion of our revenues, such as Ferrlecit® and a significant number of our oral contraceptive products. From time to time, certain of our outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. In the event an existing supplier should lose its regulatory status as an approved source, we would attempt to locate a qualified alternative. To the extent any difficulties experienced by our suppliers cannot be resolved within a reasonable time, and at reasonable cost, or if raw materials for a particular product become unavailable from and approved supplier and we are required to qualify a new supplier with the FDA, our profit margins and market share for the affected product could decrease, as well as delay our development and sales and marketing efforts.

Our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents.

Our policies regarding returns, allowances and chargebacks and marketing programs adopted by wholesalers may reduce our revenues in future fiscal periods.

Based on industry practice, generic product manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product. As a result, we would be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer’s end-customer pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payors may adversely affect our business.

In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payors increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations and financial condition. Due to the uncertainty surrounding reimbursement of newly approved pharmaceutical products, reimbursement may not be available for some of Watson’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of, those products and could harm significantly our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results. See “Item 3. Legal Proceedings.”

Federal regulation of arrangements between manufacturers of brand name and generic drugs could adversely affect our business.

The FTC announced its intention to conduct a study of whether brand name and generic drug manufacturers have entered into agreements, or have used other strategies, to delay competition from generic versions of patent-protected drugs. We, along with other pharmaceutical companies, received a request for information from the FTC pursuant to this study. The FTC’s announcement, and subsequent study, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with branded pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of the FTC’s study, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could adversely affect our business. See also “Item 3. Legal Proceedings.”

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. Although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against Watson, whether covered by insurance or not, could adversely affect our financial condition and/or results of operations and cash flows.

The loss of our key personnel could cause our business to suffer.

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. For example, although we have other senior management personnel, a significant loss of the services of Allen Chao, Ph.D., our Chairman, Chief Executive Officer, or other senior executive officers, could cause our business to suffer. We cannot assure you that we will be able to attract and retain key personnel. We have entered into employment agreements with all of our senior executive officers, including Dr. Chao. We do not carry key-man life insurance on any of our officers.

Risks Relating To Investing In The Pharmaceutical Industry

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities.

All pharmaceutical companies, including Watson, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the DEA and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current good manufacturing practices, or cGMP, and other FDA regulations. Following such inspections, the FDA may issue notices on Form 483 and warning letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

Our Steris facility located in Phoenix Arizona is currently subject to a consent decree of permanent injunction and we have entered into negotiations with the FDA concerning a consent decree of permanent injunction with respect to our Corona, California facility. See “Item 3. Legal Proceedings.” There can be no assurance that the FDA will determine that we have adequately corrected deficiencies at our manufacturing sites (including those referenced above), that subsequent FDA inspections will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or SNDAs to such applications by Watson or its subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could materially harm our operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

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

We face strong competition in both our generic and brand product businesses. The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products to healthcare professionals in private practice, group practices and managed care organizations. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. These competitors include the major brand name manufacturers of pharmaceuticals, such as Johnson & Johnson and Wyeth, formerly American Home Products. Based on total assets, annual revenues, and market capitalization, we are smaller than these and other national competitors in the branded product arena. These competitors, as well as others, have been in business for a longer period of time than Watson, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation, service, and access to technical information. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.

We also compete in the generic pharmaceutical business. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product is normally related to (a) the number of competitors in that product’s market and (b) the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins. In addition to competition from other generic drug manufacturers, we face competition from brand name companies. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their branded products. Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Mylan Laboratories, Inc., Andrx Corporation, Barr Laboratories, Inc., IVAX Corporation and Geneva Pharmaceuticals, a division of Novartis.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including Watson. For the year ended December 2001, our three largest customers accounted for 15%, 14% and 11%, individually, of our net revenues. The loss of any of these customers could materially and adversely affect our business, results of operations and financial condition.

ITEM 2.    PROPERTIES

We conduct our operations using a combination of owned and leased properties. We believe that these facilities are suitable for the purposes for which we use them.

Our owned properties consist of facilities used for research and development, manufacturing, warehouse, storage, distribution and administrative functions. These properties total approximately 1.2 million square feet and are located in Corona, California; Miami, Florida; Carmel, New York; Copiague, New York; Humacao, Puerto Rico; and Salt Lake City, Utah. We also own a 10,000 square foot raw material processing facility in Coleraine, Northern Ireland and a 90,000 square foot pharmaceutical facility located in Changzhou City, People’s Republic of China. We own two properties that are classified as assets held for disposition at December 31, 2001, namely the injectible manufacturing facility operated by Steris Laboratories, Inc. located in Phoenix, Arizona and the discontinued operations of Marsam Pharmaceuticals, Inc. and its facility located in Cherry Hill, New Jersey. These facilities total approximately 400,000 square feet and are not included in the description of properties above.

Properties that we lease are located throughout the U.S. and include a distribution center, research and development, manufacturing, warehouse, sales and marketing, and administrative facilities. These leased properties total approximately 520,000 square feet and are subject to lease terms that expire between 2002 and 2011, with most agreements expiring by 2005. In addition, a 39-year lease on approximately seven acres of land will expire in 2033. Many of these leases have renewal options available to us. Our leased properties include a lease with His-Hsiung Hsu Hwa Chao (Chao Family) Trust I, a related party trust for a 32,000 square foot manufacturing facility in Corona, California. This lease will expire in 2004.

We believe that we have sufficient facilities to conduct our operations during 2002. However, we continue to evaluate the purchase or lease of additional properties, as our business requires.

ITEM 3.    LEGAL PROCEEDINGS

Phen-fen Litigation.    Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (Rugby) and certain other company affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of December 31, 2001, approximately 630 cases were pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. We believe that we will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the company. Additionally, we may have recourse against the manufacturing defendants in these cases.

Cipro Litigation.    Beginning in July 2000, a number of suits have been filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. As of December 31, 2001, a total of approximately 40 cases have been filed against Watson, Rugby and other Watson entities. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In addition, we understand that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify the company and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to the company’s acquisition of Rugby, and is currently controlling the defense of these actions.

Buspirone Litigation.    On March 14, 2001, Watson Pharma, Inc., Watson Laboratories, Inc. and Danbury Pharmacal, Inc. (Watson Parties) filed a lawsuit in the U.S. District Court for the District of Columbia against

Bristol-Myers Squibb Company (BMS) (Watson Pharma, Inc., et. al. v. Bristol-Myers Squibb Company). The suit sought unspecified treble damages and injunctive relief for violations of the Sherman Act and the District of Columbia monopolization statute in connection with a series of acts allegedly undertaken by BMS during 2000 and 2001 to unlawfully block competition in the buspirone market. Following the action filed by the Watson Parties, numerous other actions were filed against BMS by third parties, purporting to represent certain classes of plaintiffs, for alleged violations of various state and federal competition and consumer protection laws. In August 2001, these actions, as well as certain patent infringement actions filed by BMS against Watson and other third parties alleging infringement of U.S. Patent No. 6,150,365 (the ‘365 Patent), seeking damages and injunctive relief, were consolidated with the Watson Parties’ action for pretrial purposes and transferred to the U.S. District Court for the Southern District of New York. Subsequent to the consolidation and transfer, 29 States and individual plaintiffs, CVS Meridian, Inc. and Rite Aid Corporation (CVS/Rite Aid) filed suit alleging similar claims. In addition to the unlawful conduct alleged in the Watson parties’ action, the class plaintiffs, States and CVS/Rite Aid allege that in 1994, BMS entered into an unlawful agreement with Schein Pharmaceutical, Inc. in an attempt to block competition in the buspirone market (the 1994 Schein Agreement). These actions generally allege that BMS paid Schein in exchange for Schein’s agreement not to pursue its attempts to invalidate certain patents held by BMS covering buspirone and to launch a generic version of BMS’ branded buspirone product, BuSpar®. To date, Watson and its affiliates (including Schein) have not been named as a defendant in these actions. On March 27, 2002, the U.S. District Court for the Southern District of New York entered judgement in Watson’s favor on BMS’ claims alleging infringement of the ‘365 Patent. Thereafter, we reached a settlement with BMS resolving all of our buspirone claims against BMS. Pursuant to the terms of the settlement, BMS agreed to pay us approximately $32 million and reimburse certain expenses, granted us an irrevocable, paid up, nonexclusive license under the ‘365 Patent and waived claims for past infringement, and agreed to indemnify us and our affiliates in connection with any claims or investigations related to the 1994 Agreement.

Rhone-Poulenc Rorer, Inc. et. al. (RPR) Litigation.    In August 1999, Watson filed suite against RPR in the U.S. District Court for the Central District of California (Watson Laboratories, Inc. v. Rhone-Poulenc Rorer, Inc., et. al.) for unfair competition and breach of contract, related to, among other things, RPR’s failure to fulfill its supply obligations to the company. In September 2001, we reached a settlement with Aventis Pharma AG, successor to RPR, resolving all outstanding disputes between the companies related to Dilacor XR® (diltiazem) and its generic equivalent. As a result of the settlement, Watson recorded a non-recurring gain of $60.5 million in the third quarter of 2001. In addition, subject to the satisfaction of certain contingencies, we may receive certain contingent amounts through the third quarter of 2004.

Governmental Reimbursement Investigations and Proceedings.    In November 1999, Schein was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. Watson has also learned that an action alleging parallel state law claims may have been filed in California Superior Court; however, we do not know if it or any of its affiliates have been named as a party. Schein has not been served in either action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam actions are under seal and no details are available concerning, among other things, the various theories of liability against Schein or the amount of damages sought from Schein. We believe that the qui tam actions relate to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam actions may seek to recover damages from Schein based on its price reporting practices. Schein has also received notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. Other state and federal inquiries regarding pricing and reimbursements issues are anticipated. Any actions which may be instituted to recover damages from Schein or its affiliates based on price reporting practices, if successful, could adversely affect Watson and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

FDA Matters.    As a result of FDA actions dating back to 1998, Steris Laboratories, Inc., our subsidiary acquired in connection with the Schein acquisition, entered into a consent decree of permanent injunction with the FDA in October 1998. Steris operates an injectible manufacturing and distribution facility in Phoenix, Arizona. Under the terms of the consent decree, Steris is required, among other things, to demonstrate through independent certifications that Steris’ processes, quality assurance and quality control programs, and management controls comply with CGMP regulations. The consent decree also provides for independent certification of Steris’ management controls, quality assurance and quality control programs and employee cGMP training. Steris has submitted to the FDA a corrective action plan provided for under the consent decree and is implementing the corrective action plan. In 1999, Steris resumed certain manufacturing and distribution operations under the expedited certification procedures provided in the consent decree. Newly manufactured products at the Steris facility must undergo certification by independent experts and review by the FDA prior to commercial distribution. In August 2000, the FDA authorized Steris to monitor its commercial distribution of INFeD® without certification by independent third-party consultants. Steris is currently ineligible to receive new product approvals, and we cannot predict when Steris will resume manufacturing additional products. We are currently pursuing strategic alternatives, including divestiture, for Steris and its Phoenix facility.

We have been implementing a multi-year quality improvement program at our Corona, California manufacturing facility. We initiated this program following our receipt of a warning letter from the FDA related to our Corona facility in January 1999. The 1999 warning letter noted cGMP deficiencies, primarily related to quality systems and cGMP compliance, including areas such as documentation, training and laboratory controls. Since 1999, and in response to observations noted by the FDA during subsequent inspections of our Corona facility, the most recent of which occurred in Spring 2001, we have implemented and continue to implement quality improvements at our Corona facility. We believe the implementation of these quality initiatives and programs over the last three years has resulted in significant and measurable improvements at our Corona facility. We further believe that the Corona facility is currently in substantial compliance with cGMP regulations.

In March 2002, we announced that we had entered into negotiations with the FDA concerning a consent decree of permanent injunction with respect to our Corona facility. The consent decree is expected to focus on providing the FDA with assurances that the Corona facility will remain in compliance with cGMP regulations in the future. While specific terms of the proposed consent decree are still under discussion, we do not expect to be subject to a facility shut-down, any fines or product recalls, or any material reduction in production or service at our Corona facility. We further understand that the safety, effectiveness and overall integrity of the products manufactured at our Corona facility are not at issue. While we intend to work closely and cooperatively with the FDA, we can not assure that an agreement with the FDA will be reached, or, if a consent decree is entered into, what the specific terms of such a consent decree will be or its impact on the company. Moreover, FDA-initiated litigation remains a possibility if negotiations fail to produce an agreement with the FDA. Any consent decree would be subject to approval by the U.S. District Court for the Central District of California.

See “Risk Factors—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities.”

Watson and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the company, its results of operations, financial condition and cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Below are our executive officers as of March 21, 2002.

Name	Age	Principal Position with Registrant
Allen Chao, Ph.D.	56	Chairman, Chief Executive Officer and President

Michael E. Boxer	40	Senior Vice President and Chief Financial Officer

Donald A. Britt, Sr.	53	Senior Vice President, Quality Assurance

Maria Chow	47	Senior Vice President, Manufacturing Operations

Charles D. Ebert, Ph.D.	48	Senior Vice President, Research and Development

Robert C. Funsten	42	Senior Vice President, General Counsel and Secretary

David C. Hsia, Ph.D.	57	Senior Vice President, Scientific Affairs

Joseph C. Papa	46	Chief Operating Officer

Allen Chao, Ph.D.

Allen Chao, Ph.D., age 56, a co-founder of Watson, has been our Chief Executive Officer since 1985, Chairman since May 1996 and President since February 1998. Dr. Chao serves on the Board of Directors of Somerset Pharmaceuticals, Inc., a research and development pharmaceutical company, which is fifty percent (50%) owned by the company. Dr. Chao also serves on the Board of Directors of Accuray, Inc., a developer of medical devices for the treatment of cancers. Dr. Chao received a Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1973.

Michael E. Boxer

Michael E. Boxer, age 40, has served as our Senior Vice President and Chief Financial Officer since June 1999. Previously he served as our Chief Financial Officer since July 1998. Before joining Watson, Mr. Boxer was President of The Enterprise Group, a financial advisory firm, which provided consulting services to Watson. From 1991 to 1997, he was Vice President of the Health Care Group at Furman Selz, LLC, a New-York-based investment bank. While at Furman Selz, Mr. Boxer participated in our public financings and our acquisition of Oclassen Pharmaceuticals, Inc. Mr. Boxer received a M.B.A. from the University of Chicago in 1991.

Donald A. Britt, Sr.

Donald A. Britt, Sr., age 53, has served as Senior Vice President, Quality Assurance since August 2000. Previously he served Schein Pharmaceutical, Inc. as its Senior Vice President, Quality since January 2000. From May 1999 through January 2000, Mr. Britt was Senior Vice President QA/QC and Compliance for Centocor, Inc. From February 1996 through May 1999, he was initially Vice President of World Wide Quality for Rhone- Poulenc Rorer, Inc. and subsequently named Vice President for World Wide Quality and Health, Safety and Environment for Aventis S.A. Mr. Britt received a B.S. in Chemistry and Microbiology from the University of South Carolina.

Maria Chow

Maria Chow, age 47, has served as our Senior Vice President, Manufacturing Operations since March 2001 and has been a Vice President of Watson Laboratories, Inc., a subsidiary of Watson, since 1992. Ms. Chow received a B.S. in Business Administration from California State University, Long Beach in 1979.

Charles D. Ebert, Ph.D.

Charles D. Ebert, Ph.D., age 48, has served as our Senior Vice President, Research and Development since May 2000. Previously, he served as our Senior Vice President, Proprietary Research and Development since June 1999. Before joining Watson, Dr. Ebert served TheraTech, Inc. as its Senior Vice President, Research and Development since 1992, and as its Vice President, Research and Development from 1987 to 1992. Prior to joining TheraTech, he was Director of Research and Development at Cygnus Therapeutic Systems from 1986 to 1987 where he directed the development of transdermal products. From 1984 to 1986, he was Senior Research Scientist and Manager in the Systems Development Group of Ciba-Geigy Corporation, responsible for the development of new transdermal, gastrointestinal and mucosal drug delivery systems. Dr. Ebert also serves on the Board of Directors of Somerset Pharmaceuticals, Inc. Dr. Ebert received a B.S. in Biology from the University of Utah in 1977 and a Ph.D. in Pharmaceutics from the University of Utah in 1981.

Robert C. Funsten

Robert C. Funsten, age 42, has served as our Senior Vice President, General Counsel and Secretary since June 1999. Previously, Mr. Funsten was our Vice President, General Counsel and Secretary from December 1998 to June 1999, and was Vice President, Legal Affairs from July 1998 to December 1998. Before joining Watson, Mr. Funsten was the Vice President and General Counsel of Chiron Vision Corporation, an ophthalmic surgical device company, from August 1995 to June 1998 and previously served as its Vice President and Corporate Counsel from November 1993 to August 1995. Prior to joining Chiron Vision Corporation, Mr. Funsten was in private practice at Stradling, Yocca, Carlson & Rauth. Mr. Funsten received a J.D. from Stanford School of Law in 1986.

David C. Hsia, Ph.D.

David C. Hsia, Ph.D., age 57, has served as our Senior Vice President, Scientific Affairs since May 1995 and has been a Vice President of Watson since 1985. Dr. Hsia is also co-founder of Watson. He has been involved in the development of pharmaceutical formulations for oral contraceptives, sustained-release products and novel dosage forms for over 20 years. Dr. Hsia received a Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1975.

Joseph C. Papa

Joseph C. Papa, age 46, has served as our Chief Operating Officer since November 2001. Previously, Mr. Papa was President and Chief Operating Officer of DuPont Pharmaceuticals Company from February 2001 to November 2001, responsible for U.S., International and European Operations, as well as for manufacturing and the quality assurance and regulatory compliance organizations. Prior to joining DuPont Pharmaceuticals Company, he was President, North America Global Country Operations for Pharmacia Corporation from May 2000 to February 2001. From September 1997 to April 2000, Mr. Papa was President, U.S. Operations for Searle Pharmaceuticals Company. From May 1996 to September 1997, Mr. Papa was Vice President, Marketing of Novartis Pharmaceuticals Corporation. Mr. Papa received a M.B.A. from Northwestern University in 1983 and a B.S. in Pharmacy from the University of Connecticut in 1978.

Our executive officers are typically appointed annually by the Board of Directors, hold office until their successors are chosen and qualified, and may be removed at any time by the affirmative vote of a majority of the Board. We have employment agreements with each of our executive officers. David Hsia is the brother-in-law of Allen Chao. There are no other family relationships between any director and executive officer of Watson.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol “WPI.” The following table sets forth the quarterly high and low share price information for the periods indicated:

Year ended December 31, 2001:	High	Low
First quarter	$58.00	$42.69
Second quarter	64.90	46.10
Third quarter	66.39	47.86
Fourth quarter	58.18	26.50

Year ended December 31, 2000:
First quarter	$45.75	$33.69
Second quarter	54.69	37.50
Third quarter	71.50	48.13
Fourth quarter	67.88	42.25

As of March 21, 2002, we estimate that there were approximately 75,000 holders of our common stock, including those who held in street or nominee name.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA(1)

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except earnings per share)
INCOME STATEMENTS:
Net revenues	$1,160,676	$811,524	$704,890	$607,185	$369,260
Cost of sales	508,534	371,781	234,340	212,041	132,531

Gross profit	652,142	439,743	470,550	395,144	236,729

Royalty income	—	—	—	—	14,249

Operating expenses:
Research and development	63,517	67,294	51,158	53,077	38,033
Selling, general and administrative	210,002	161,652	127,864	113,344	64,372
Amortization	75,875	55,215	29,986	22,469	7,213
Charge for asset impairment(2)	147,596	—	—	—	—
Loss on assets held for disposition(3)	53,833	—	—	—	—
Merger and related expenses(4)	—	22,350	20,467	—	14,718
Charge for acquired in-process research and development(5)	—	125,000	—	13,000	—

Total operating expenses	550,823	431,511	229,475	201,890	124,336

Operating income	101,319	8,232	241,075	193,254	126,642

Other income (expense):
Equity in (loss) earnings of joint ventures	(4,281)	(2,461)	(2,591)	6,788	10,694
Gain on sales of securities	65,338	358,561	44,275	—	—
Gain from legal settlement(6)	60,517	—	—	—	—
Interest and other income	3,871	15,354	4,845	8,235	13,536
Interest expense	(27,812)	(24,284)	(11,192)	(8,255)	(1,417)

Total other income, net	97,633	347,170	35,337	6,768	22,813

Income before income tax provision, extraordinary item and cumulative effect of change in accounting principle	198,952	355,402	276,412	200,022	149,455
Provision for income taxes	82,591	184,678	93,751	78,248	54,800

Income before extraordinary item and cumulative effect of change in accounting principle	116,361	170,724	182,661	121,774	94,655
Extraordinary loss on early retirement of debt, net of taxes of $730	—	(1,216)	—	—	—
Cumulative effect of change in accounting principle, net of taxes of $7,208(7)	—	(12,013)	—	—	—

Net income	$116,361	$157,495	$182,661	$121,774	$94,655

Basic earnings per share	$1.10	$1.55	$1.85	$1.25	$0.99

Diluted earnings per share	$1.07	$1.52	$1.82	$1.22	$0.97

Weighted average shares outstanding, basic	106,130	101,430	98,500	97,460	95,240

Weighted average shares outstanding, diluted	108,340	103,575	100,520	100,140	97,830

	At December 31,
	2001	2000	1999	1998	1997
	(in thousands)
BALANCE SHEET DATA:
Current assets	$889,738	$831,345	$459,918	$328,305	$281,157
Working capital	644,613	550,905	309,137	222,335	171,706
Total assets	2,528,334	2,579,898	1,465,581	1,138,231	824,011
Long-term debt	415,703	483,272	150,365	151,381	10,270
Liabilities incurred for acquisitions of products and businesses	15,759	19,907	55,925	53,851	99,659
Deferred tax liabilities	186,145	255,968	87,060	54,512	36,887
Total stockholders’ equity	1,672,050	1,547,969	1,058,908	802,897	612,535

(1)
We acquired Makoff R&D Laboratories, Inc. (Makoff) in 2000, TheraTech, Inc. (TheraTech) in 1999 and Oclassen Pharmaceuticals, Inc. and Royce Laboratories, Inc. in 1997. These transactions were accounted for under the pooling of interests accounting method, and accordingly, the selected consolidated financial data in Item 6. includes the results of operations of these businesses for all periods presented (as if the companies noted had always operated as one). In October 1997, we effected a two-for-one stock split in the form of a 100% stock dividend. All share and per share amounts reflect the stock split.

(2)
During the third quarter of 2001, we recorded an asset impairment charge of $147.6 million related to its Dilacor XR® product rights. Watson adjusted the carrying value of these product rights to their estimated fair value of $11.5 million. The estimated fair value was based on forecasted future cash flows, discounted by our investment hurdle rate used for evaluating product right acquisitions.

(3)
In 2001, Watson recorded a loss on assets held for disposition of $53.8 million related to its Steris Laboratories, Inc. (Steris) and Marsam Pharmaceuticals, Inc. (Marsam) facilities. This loss included cash expenses of $8.4 million, plus a non-cash write down of $45.4 million to adjust the carrying value of certain Steris assets to their estimated fair value.

(4)	Merger expenses of $22.4 million in 2000, $20.5 million in 1999 and $14.7 million in 1997 relate to our acquisitions of Makoff, TheraTech, Oclassen and Royce, as discussed in footnote (1) above.

(5)
Charges for acquired in-process research and development (IPR&D) of $125 million in 2000 and $13 million in 1998 relate to our acquisitions of Schein Pharmaceutical, Inc. (Schein) and The Rugby Group, Inc., respectively.

(6)	We recorded a non-operating gain of $60.5 million in the third quarter of 2001, in connection with a settlement with Aventis Pharma AG related to Dilacor XR® (diltiazem) and its generic equivalent.

(7)
The change in accounting principle was recorded as of January 1, 2000 and reflected the adjustment required for our adoption of Staff Accounting Bulletin 101 (SAB 101) which modified our revenue recognition policies. Pro forma amounts of income before extraordinary item, net income and related diluted earnings per share, assuming the retroactive application of SAB 101 for the years ended December 31, 1998 through 2000 (previous amounts were not material) are as follows:

	2000	1999	1998
Income before extraordinary item	$170,724	$177,296	$112,308
Net income	$169,508	$177,296	$112,308
Diluted earnings per share	$1.64	$1.76	$1.12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Cautionary Note Regarding Forward-Looking Statements” in Item 1. of this Form 10-K. In addition, the following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

GENERAL

Watson Pharmaceuticals, Inc. (Watson or the company) is primarily engaged in the development, manufacture, marketing and distribution of branded and off-patent (generic) pharmaceutical products. We were incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, we have grown into a diversified specialty pharmaceutical company. Currently, we market more than 30 branded pharmaceutical product lines and approximately 140 off-patent pharmaceutical products. We also develop advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms. We operate manufacturing, research and development and administrative facilities primarily in the United States of America (U.S.).

Our principal executive offices are located at 311 Bonnie Circle, Corona, California 92880.

CRITICAL ACCOUNTING POLICIES

Watson’s consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. We have taken into consideration all professional accounting standards that are effective for the year ended December 31, 2001 in preparing our consolidated financial statements. We have chosen to highlight certain policies that we consider critical to the operations of our business and to the understanding of our consolidated financial statements.

We recognize revenue from product sales upon passage of title and risk of ownership to the customer, which is typically upon delivery to the customer. Provisions for estimated discounts, rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. If the historical data we used to calculate these estimates does not properly reflect future activity, our net sales, gross profit, net income and earnings per share could decrease.

Our inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Periodically, we may write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual demand and market conditions. Such charges to write down inventories could be material and could result in reduced gross profit, net income and earnings per share.

Our product rights are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from two to twenty years. We determine amortization periods for product rights based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product’s position in its life cycle, competitive positioning, the existence or absence of like products in the market and various competitive and technical issues. Where specific products are subject to contractual limitations, the remaining life of such products is limited to the contractual terms. Significant changes to any of these factors may result in a reduction in the product right’s useful life and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decrease.

ACQUISITIONS IN THE THREE YEARS ENDED DECEMBER 31, 2001

During 2001, we made certain investments in product rights. Total cash payments were approximately $28.4 million and related to acquisitions of product rights for oral contraceptive, dermatological and diagnostic products.

In November 2000, we completed our acquisition of Makoff, a developer, licensor and marketer of pharmaceutical products related principally to the management of kidney disease. We issued approximately 2.8 million shares of Watson common stock, with a market value on the date of acquisition of approximately $155 million, in exchange for all the outstanding shares of Makoff. We accounted for the acquisition as a pooling of interests for accounting purposes and accordingly, Makoff’s results of operations are included in our accompanying Consolidated Statements of Income, as if the two companies had always operated as one.

In the third quarter of 2000, we completed our acquisition of Schein. Schein had a branded pharmaceutical business focused in the area of Nephrology for the management of iron deficiency and anemia and also developed, manufactured and marketed a broad line of generic products. The aggregate purchase price of $825 million to acquire all the outstanding Schein shares consisted of (a) approximately $510 million in cash, (b) the issuance of approximately 5.4 million shares of Watson common stock, having a market value on the date of acquisition of approximately $300 million, and (c) direct transaction costs of approximately $15 million. In addition, we assumed short-term liabilities with a fair value of approximately $375 million (principally debt that was subsequently retired) and long-term liabilities with a fair value of approximately $5 million. We accounted for this acquisition under the purchase method of accounting and Schein’s results of operations are included in our accompanying Consolidated Statements of Income from the date of acquisition.

In January 1999, we completed our acquisition of TheraTech, a drug-delivery company that developed and manufactured innovative pharmaceutical products. We issued approximately 5.8 million Watson common shares having a market value of approximately $330 million on the date of acquisition in exchange for all the outstanding common shares of TheraTech. We accounted for the acquisition as a pooling of interests for accounting purposes and accordingly, TheraTech’s results of operations are included in our accompanying Consolidated Statements of Income, as if the two companies had always operated as one.

CONSOLIDATED STATEMENTS OF INCOME

The following table presents Watson’s consolidated statements of income (in thousands of dollars and as percentages of net revenues):

	For the Years Ended December 31,
	2001		2000		1999
	$	%	$	%	$	%
Net revenues	$1,160,676	100%	$811,524	100%	$704,890	100%
Cost of sales	508,534	44	371,781	46	234,340	33

Gross profit	652,142	56	439,743	54	470,550	67

Operating expenses:
Research and development	63,517	5	67,294	8	51,158	7
Selling, general and administrative	210,002	18	161,652	20	127,864	19
Amortization	75,875	7	55,215	7	29,986	4
Charge for asset impairment	147,596	13	—	—	—	—
Loss on assets held for disposition	53,833	4	—	—	—	—
Merger and related expenses	—	—	22,350	3	20,467	3
Charge for acquired IPR&D	—	—	125,000	15	—	—

Total operating expenses	550,823	47	431,511	53	229,475	33

Operating income	101,319	9	8,232	1	241,075	34

Other income (expense):
Equity in losses of joint ventures	(4,281)	—	(2,461)	—	(2,591)	—
Gain on sales of securities	65,338	6	358,561	44	44,275	6
Gain from legal settlement	60,517	4	—	—	—	—
Interest and other income	3,871	—	15,354	2	4,845	1
Interest expense	(27,812)	(2)	(24,284)	(3)	(11,192)	(2)

Total other income, net	97,633	8	347,170	43	35,337	5

Income before income tax provision, extraordinary item and cumulative effect of change in accounting principle	198,952	17	355,402	44	276,412	39
Provision for income taxes	82,591	7	184,678	23	93,751	13

Income before extraordinary item and cumulative effect of change in accounting principle	116,361	10	170,724	21	182,661	26
Extraordinary loss on early retirement of debt, net of taxes of $730	—	—	(1,216)	—	—	—
Cumulative effect of change in accounting principle, net of taxes of $7,208	—	—	(12,013)	(2)	—	—

Net income	$116,361	10%	$157,495	19%	$182,661	26%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

Net revenues for the year ended December 31, 2001 were $1,160.7 million, compared to $811.5 million for 2000, an increase of $349.2 million or 43%. Our revenue growth was primarily the result of our acquisition of Schein in July 2000, increased branded product sales within our Women’s Health and Nephrology divisions, and higher generic product sales as a result of the launch of buspirone. We launched buspirone, the generic equivalent of Bristol-Myers Squibb’s BuSpar®, in April 2001 and benefited from marketing exclusivity into the first quarter of 2002. These increases were offset in part by lower sales of our dermatology and pain management products due to declining demand as a result of generic competition. In addition, sales of Dilacor XR® were significantly lower due to generic competition and lost sales as a result of historic supply issues.

We expect brand sales to increase in 2002 due primarily to higher sales in our Women’s Health division. We do not expect significant sales growth in 2002 from existing products in our Nephrology or General and Pain Management Products divisions. Generic sales are expected to decline in 2002 due to our loss of buspirone marketing exclusivity in the first quarter of 2002 and the lack of significant new product introductions in 2002. Since the loss of buspirone exclusivity, we have experienced severe price competition for this product due to the entry of multiple generic products by other manufacturers. We expect this sales decline in 2002 will be offset in part by higher sales of our nicotine gum. This is based on our expectations that 1) the current competitive conditions in the nicotine gum market will remain largely unchanged, 2) we will experience continued and increased demand for our nicotine gum product, and 3) the ongoing expansion of our nicotine gum production capacity will be successfully completed.

During 2001, branded product sales accounted for approximately 48% of our net product sales, with the balance being from sales of our generic products. In 2002, our overall net product sales mix is expected to be approximately 53% branded product sales and 47% generic product sales. The balance of our net revenues is comprised of revenues from research, development and licensing and settlement agreements. These revenues are variable between periods, depending on the terms and conditions of the individual contracts.

Our gross profit margin on product sales increased slightly to 56% in the year ended December 31, 2001 from 53% in 2000. The increase in gross margin percentage was primarily due to higher generic product margins as a result of buspirone market exclusivity. We expect our margins to increase slightly in 2002 primarily as a result of increased sales of higher margin branded products primarily in our Women’s Health division, offset in part by lower generic gross margins. Generic gross margins are expected to decline primarily as a result of the loss of marketing exclusivity for buspirone in the first quarter of 2002 and the lack of significant new product introductions in 2002. We expect the decline in generic gross profit margins to be offset in part by higher margin nicotine gum sales.

Research and development expenses decreased to $63.5 million in 2001, compared to $67.3 million in 2000. The 2000 period included a $13 million license fee related to our acquisition of certain product and marketing rights to Aslera™, an investigational new drug for the treatment of lupus erythematosus developed by Genelabs. Exclusive of this license fee in 2000, we increased our research and development spending by 18% in 2001. We continued to focus on branded product development while spending on certain generic projects decreased. In 2002, we expect our research and development spending to increase by 50% to approximately $95 million, with a continued emphasis on the development of branded products.

Selling, general and administrative expenses increased to $210 million in the year ended December 31, 2001, compared to $161.7 million in the prior year, due to the expenses attributable to the addition of the sales, marketing and administrative personnel of Schein. In 2002, we anticipate that selling, general and administrative expenses will increase as we continue to expand the branded component of our business. In November 2001, we announced a significant branded product initiative for 2002. We expect to spend approximately $24 million to $30 million during 2002 related to our anticipated launch of Oxytrol™, our innovative branded product for the treatment of overactive bladder.

Amortization expense in the year ended December 31, 2001 increased to $75.9 million, compared to $55.2 million in 2000. This increase related to the amortization of intangible assets recorded in the Schein acquisition and other product rights acquisitions in 2001, offset by lower amortization associated with the reduced Dilacor XR® product rights. We expect amortization expense to decrease in 2002 as a result of our adoption on January 1, 2002 of Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets.” Under this new pronouncement, goodwill will no longer be amortized, but will be tested at least annually for impairment. Should goodwill or intangible assets be determined to be impaired, the resulting impairment charge could be material and could reduce our operating income, net income and earnings per share.

In 2001, we recognized a charge for asset impairment related to product rights to Dilacor XR® and its generic equivalent, as a result of declines in revenue and gross profit contribution from product sales. We adjusted the carrying value of the Dilacor XR® product rights to reflect their estimated fair value, which resulted in a charge of $147.6 million. In addition, we incurred a loss on assets held for disposition of $53.8 million in 2001. This loss was comprised of operating expenses of $8.4 million and a $45.4 million adjustment of the carrying value of certain assets held for disposition to their estimated fair value. We intend to dispose of these assets by sale or otherwise. Should these assets not be disposed of during 2002, the related operating expenses that we incur could adversely affect our operating income, net income and earnings per share in 2002.

We accounted for our acquisition of Schein in 2000 using the purchase method of accounting. In recording this transaction, we determined that a portion of the purchase price represented purchased, to-be-completed research and development projects, referred to as in-process research and development (IPR&D). We charged $125 million of the Schein purchase price to IPR&D expense in 2000. No IPR&D charge was recorded in 2001.

In 2000, we acquired Makoff and recorded a charge of $22.4 million for merger and related expenses. This charge consisted of costs for investment banking fees, professional fees and other closing costs associated with this acquisition. No merger expenses were recorded in 2001.

We recorded a $4.3 million loss from joint ventures in the year ended December 31, 2001, compared to a $2.5 million loss in 2000. Our joint venture loss resulted primarily from our interest in Somerset Pharmaceuticals, Inc. (Somerset), a joint venture in which Watson and Mylan Laboratories, Inc. each hold a fifty-percent interest. Somerset manufactures and markets a single product, Eldepryl®, for the treatment of Parkinson’s disease and has developed a selegeline patch for depression, EMSAM™. In March 2002, the Food and Drug Administration (FDA) issued to Somerset a “not-approvable” letter with respect to Somerset's New Drug Application for EMSAM™. We understand that Somerset is continuing efforts toward approval of this product. The higher net loss reported by Somerset in 2001 was caused primarily by lower sales volumes and increased research and development costs.

We received proceeds from the sale of Andrx Corporation—Andrx Group (Andrx) (Nasdaq: ADRX) common stock of approximately $68 million and $381.5 million in 2001 and 2000, respectively. We recorded a pre-tax gain on sales of securities in the year ended December 31, 2001 of $65.3 million, compared to a pre-tax gain of $358.6 million in 2000. We expect to sell additional shares of Andrx stock during 2002. The number of shares to be sold and the gains realized from such sales will depend upon market conditions for Andrx stock.

In the third quarter of 2001, we recorded a non-operating gain of $60.5 million from our litigation settlement with Aventis Pharma AG as further discussed in Note 12 to Consolidated Financial Statements.

Interest and other income in 2001 decreased to $3.9 million from $15.4 million in 2000 due to lower 2001 cash balances, primarily as a result of cash used in the Schein acquisition. In 2002, we expect interest and other income to be slightly higher than in 2001, due to anticipated higher average cash balances generated primarily by cash flows from operations.

Interest expense in 2001 increased to $27.8 million from $24.3 million in 2000. This increase was due primarily to interest expense on debt acquired in July 2000 related to the Schein acquisition, offset by lower average interest rates during 2001. During the year ended December 31, 2001, we capitalized interest expense of

$6.4 million related to construction in progress and the carrying value of assets held for disposition. In 2002, we believe our interest expense will decrease due to expected lower average debt balances, as a result of scheduled principal payments.

Our income tax provision for the year ended December 31, 2001 reflected a 42% effective tax rate on pre-tax income, compared to 52% for the year ended December 31, 2000. Our effective income tax rate was impacted by goodwill amortization in 2001 and an IPR&D charge in 2000, both of which were non-deductible for tax purposes.

Effective January 1, 2000, we adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. SAB 101 requires sales to be recognized, among other things, when the risk of product ownership transfers to the customer. Watson records revenues and the related cost of revenues from product sales in accordance with SAB 101. Our revenues from milestone payments, research, development and licensing agreements are recognized based on the “contingency-adjusted performance model.” Under this method, we recognize such revenues over the contract performance period, subject to the elimination of contingencies for individual milestones. As a result of adopting SAB 101, we recorded a cumulative adjustment in the first quarter of 2000 of $12 million (net of income taxes of $7.2 million). No change in accounting principle was recorded in 2001.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

Net revenues for the year ended December 31, 2000 were $811.5 million, compared to $704.9 million in 1999, an increase of $106.6 million or 15%. This revenue growth was attributable to our increased sales of both branded and generic products. Watson’s branded product growth was attributable largely to sales of our Nephrology products (acquired in the Schein acquisition), increased sales of our Women’s Health products and sales of branded products launched during the fourth quarter of 2000. We recorded lower sales of our branded products Monodox® and Dilacor XR® in 2000, due primarily to increased generic competition. Our growth in generic product sales was attributable primarily to sales of our nicotine polacrilex gum, sales of the generic products we acquired in the Schein acquisition and certain products launched in 2000.

Increased generic sales were partially offset by our phase-out of certain products acquired in the Rugby acquisition and lower sales of estradiol and certain strengths of our hydrocodone products. These generic products experienced significant competition in 2000. During 2000, branded products accounted for approximately 53% of our net product sales and generic products accounted for approximately 47% of our net product sales.

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

Research and development expenses increased to $67.3 million in 2000, compared to $51.2 million in 1999. This increase was largely attributable to costs associated with our collaboration and license agreement with Genelabs. In this arrangement, during the fourth quarter of 2000 we expensed $13 million that was primarily related to a non-refundable license fee we paid for the exclusive North American rights to Aslera™, a development stage branded product. In 2000, we continued to focus on our branded product development and decreased spending on certain generic product development projects. In this regard, spending on clinical studies for branded products increased in 2000, while administrative costs were lower due to efficiencies realized from the 1999 consolidation of our branded development program.

Selling, general and administrative expenses increased to $161.7 million in 2000, compared to $127.9 million in 1999. The largest contributor to this increase was the additional selling, general and administrative costs that resulted from the combination of our operations with those of Schein. The addition of Schein’s Nephrology division, in particular, caused our operating costs to increase in the last six months of 2000. Also during 2000, we expanded our sales force in the Women’s Health area and, overall, incurred higher advertising and promotional expenses. In addition, we incurred higher professional fees in 2000, primarily due to increased legal costs associated with certain patent-related and litigation matters.

Amortization expense in 2000 increased to $55.2 million, compared to $30 million in 1999. We recorded additional amortization in 2000 related to the intangible assets recorded in the Schein acquisition. In addition, we recorded a full year of amortization expense on our 1999 product acquisitions.

In the fourth quarter of 2000, we acquired Makoff and recorded a charge of $22.4 million for merger and related expenses. This charge consisted of transaction costs for investment banking fees, professional fees and other costs of $13.6 million and closing costs of $8.8 million. The $8.8 million closing costs consisted of employee termination costs for approximately 50 employees ($4.7 million), asset impairment costs ($2.5 million) and lease and contract termination costs ($1.6 million). As of December 31, 2000, we had paid $12.9 million of transaction and closure costs and had written off the impaired assets of $2.5 million.

In 1999, we recorded a nonrecurring $20.5 million charge related to our acquisition of TheraTech. The 1999 charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million).

In the third quarter of 2000, we recorded a charge of $125 million for the write-off of in-process research and development related to our acquisition of Schein. Watson, in conjunction with an independent valuation firm, based this charge on an assessment of the value of purchased research and development at Schein. This charge is discussed further in Note 3 to Consolidated Financial Statements. We incurred no such charge in 1999.

In 2000, we sold approximately 7.3 million shares of common stock of Andrx. The net proceeds from these sales totaled $381.5 million. We recorded a pre-tax gain on these sales of $358.6 million. In 1999, we sold 2.2 million shares of Andrx common stock, received net proceeds of $54.6 million and recorded a pre-tax gain of $44.3 million from these sales.

We recorded a loss of $2.5 million from our investment in joint ventures in 2000, primarily due to our share of Somerset Pharmaceuticals, Inc.’s 2000 loss. Somerset is a joint venture in which we and Mylan Laboratories, Inc. each hold a fifty percent interest. Somerset manufactures and markets a single product, Eldepryl®, for the treatment of Parkinson’s disease. In 1999, we incurred a loss of $2.6 million from Somerset. The 2000 loss resulted from research and development spending by Somerset to develop alternative indications for selegeline (the active compound of Eldepryl®).

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

Effective January 1, 2000, we adopted SAB 101 issued by the Securities and Exchange Commission in December 1999. SAB 101 requires sales to be recognized, among other things, when the risk of ownership transfers to the customer. Watson records revenues and the related cost of revenues from product sales in accordance with SAB 101. Our revenues from milestone payments, research, development and licensing agreements are recognized based on the “contingency-adjusted performance model.” Under this method, Watson recognizes such revenues over the contract performance period, subject to the elimination of contingencies for individual milestones. As a result of adopting SAB 101, we recorded a cumulative adjustment in the first quarter of 2000 of $12 million (net of income taxes of $7.2 million).

LIQUIDITY AND CAPITAL RESOURCES

We assess liquidity by our ability to generate cash to fund our operations. Significant factors that affect the management of our liquidity include: cash flows provided by operations; levels of our accounts receivable, inventory and accounts payable balances; our investment in capital improvements; access to financing sources, including credit and equity arrangements; and adequate financial flexibility to attract long-term capital on satisfactory terms.

We generated cash in excess of our working capital requirements for the year ended December 31, 2001. Our operating cash flows were $200.7 million in 2001, compared to cash used by operations of $40.6 million in 2000 and cash provided by operations of $128.4 million in 1999. The increase in 2001 was primarily due to our net income of $116.4 million, offset by an increase in our accounts receivable balance as compared to 2000. The most significant sources of non-operating cash during the year ended December 31, 2001 were proceeds from sales of Andrx common stock ($68 million) and proceeds from the exercise of stock options ($22.4 million). Significant uses of cash included the increase in accounts receivable balances ($88.3 million), principal payments on long-term debt and acquisition liabilities ($60.4 million) and additions to property and equipment ($62 million). We currently expect to spend between $70 million to $80 million for property and equipment additions in 2002. Through mid-March 2002, we spent approximately $70 million for the acquisition of certain product rights. We continue to evaluate opportunities related to the acquisition of additional product rights and other investments.

As discussed in Note 8 to Consolidated Financial Statements, we entered into a credit agreement with a bank and a consortium of lenders that included a $500 million term loan facility and a $200 million revolving credit facility. In connection with the Schein acquisition, in July 2000, we borrowed the entire amount of the $500 million term loan. As of December 31, 2001, approximately $333 million remained outstanding under this term loan, which bore interest at a rate of approximately 3.2% at December 31, 2001. Under the credit agreement, we are subject to certain financial and other operational covenants. We have not drawn any amounts on the revolving credit facility.

In April 1998, we filed a shelf registration statement with the Securities and Exchange Commission that would allow us, from time to time, to raise up to $300 million from offerings of senior or subordinated debt securities, common shares, preferred stock or a combination thereof. In May 1998, pursuant to this registration statement, we issued $150 million of 7.125% senior unsecured notes due May 2008, with interest payable semi-annually in May and November. Subject to preparation of a supplement to the existing prospectus and certain other matters, the balance of this registration statement remains available for issuance at our discretion.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2001 (in thousands):

	Total	Due in 2002	Due in 2003-2004	Due in 2005-2006	Due Thereafter
Long-term debt	$483,805	$68,102	$183,478	$83,351	$148,874
Liabilities incurred for acquisitions of products and businesses	15,759	6,448	7,725	1,586	—
Operating lease obligations	43,407	10,345	13,297	5,951	13,814

Total contractual cash obligations	$542,971	$84,895	$204,500	$90,888	$162,688

In addition, as discussed in Note 3 to Consolidated Financial Statements, we agreed to certain contingent payments to Genelabs aggregating $45 million upon FDA approval of Aslera®. In June 2001, the FDA issued to Genelabs a “not-approvable” letter with respect to Genelab’s New Drug Application for Aslera™. We understand that Genelabs is continuing efforts toward approval of this product.

Our cash and marketable securities, which included our ownership of Andrx common stock, totaled approximately $329 million at December 31, 2001. The fair value of the Andrx common stock may fluctuate significantly due to volatility of the stock market and changes in general economic conditions. See Item 7A. in this Annual Report on Form 10-K. We believe that our cash and marketable securities balance, our cash flows from operations and the financing sources discussed herein, will be sufficient to meet our normal operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16 “Business Combinations.” The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. We have previously accounted for certain of our acquisitions using the pooling of interests method. SFAS 141 eliminates the use of the pooling method on a prospective basis. Therefore, any future business combinations consummated by the company must be accounted for at fair value using the purchase method.

SFAS 141 also requires that upon adoption of SFAS 142, we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 200l. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142: (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The provisions of SFAS 141 and SFAS 142 also apply to equity-method investments made both before and after June 30, 2001. We have insignificant balances related to goodwill on our equity-method investments and do not expect the adoption of SFAS 141 and SFAS 142 to have a material impact on our results of operations relating to such equity-method investments.

We are in the process of preparing for our adoption of SFAS 142 and making the determinations as to what our reporting units are and what amounts of goodwill, intangible assets and other assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, we do not currently expect to reclassify any material amounts among goodwill, other intangible asset classifications or deferred tax liabilities. Watson expects that it will no longer record approximately $20 million of annual amortization expense relating to existing goodwill. In preparation for the adoption of SFAS 142, we are in the process of evaluating the useful lives of our existing intangible assets and anticipate that any changes in the useful lives will not have a material impact on our results of operations.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. This step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We expect to complete that first step of the goodwill impairment test in accordance with SFAS 142. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle. We are in the process of evaluating the impairment provisions of SFAS 142 and anticipate that impairment losses, if any, will not have a material impact on our results of operations.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and or Long-Lived Assets to be Disposed Of” and applies to all long-lived assets, including discontinued operations. This statement also amends APB 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 develops one accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale as well as addresses the principle implementation issues. We will adopt SFAS 144 on January 1, 2002. Based on our current operations, we do not expect the adoption of SFAS 144 to have a material impact on our results of operations or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk). We have not used derivative financial instruments in our investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of December 31, 2001, our total holdings in equity securities of other companies, including equity-method investments, cost-method investments and available-for-sale securities, were $195.1 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary. At December 31, 2001, we had equity and cost-method investments of $45.7 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $149.4 million ($135.7 million that was included in “Marketable securities” and $13.7 million that was included in “Investments and other long-term assets”). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at December 31, 2001, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $37.4 million, $59.8 million and $74.7 million, respectively.

As a publicly traded equity security, our holdings of Andrx common stock have exposure to investment risk. We own 1.5 million Andrx common shares with a fair value of $108.1 million at December 31, 2001. In 2001, we sold 1.1 million shares of Andrx and recorded a pre-tax gain of $65.3 million. We expect to sell additional shares of Andrx stock during 2002. However, the number of shares to be sold and the gains realized from such sales will depend upon market conditions for Andrx stock. The market price of Andrx common shares has been, and may continue to be, volatile. For example, on December 31, 2001, the final trading day of 2001, the Andrx closing price was $70.41. On March 28, 2002, before our filing of this Form 10-K, the Andrx closing price was $37.94. The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2001 and 2000:

Year ended December 31, 2001:	High	Low
First quarter	$72.25	$38.50
Second quarter	77.00	44.94
Third quarter	77.39	58.02
Fourth quarter	76.52	61.30

Year ended December 31, 2000:
First quarter	$65.50	$20.13
Second quarter	68.31	43.63
Third quarter	95.88	63.94
Fourth quarter	94.88	50.82

In addition to Andrx, our marketable securities include common shares of Dr. Reddy’s Laboratories, Limited (Dr. Reddy). As of December 31, 2001, Watson owned 1.4 million common shares of Dr. Reddy (approximately 2% of the total Dr. Reddy common shares outstanding) with a market value of approximately $27.6 million. Dr. Reddy is a developer and manufacturer of active pharmaceutical ingredients and products. Dr. Reddy’s shares trade on the Bombay Stock Exchange (BSE) and on the New York Stock Exchange in the form of American depositary shares. However, our Dr. Reddy common shares are currently tradable only on the BSE, since such shares are not presently in the form of American depositary shares. The liquidity of our Dr. Reddy investment may be limited due to the current Dr. Reddy daily trading volume on the BSE, among other factors. Other than our investments in Andrx and Dr. Reddy, we hold substantially all of our cash equivalents and marketable securities in short-term, variable interest rate instruments.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio and our long-term debt. We have designated all of our cash, cash equivalents and marketable securities as available-for-sale and, accordingly, we have presented these securities at fair value in our Consolidated Balance Sheets. We generally invest our excess cash in money market mutual funds and other short-term, variable interest rate instruments. Under certain circumstances, we may invest in A-rated or higher fixed income securities. The fair value of fixed rate securities may be adversely impacted due to a rise in interest rates. We may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates.

As discussed in Note 8 to Consolidated Financial Statements, as of December 31, 2001, we had approximately $333 million outstanding under a LIBOR-based, variable interest rate term loan. A hypothetical 100 basis point increase in interest rates, based on the December 31, 2001 term loan balance, would reduce our annual net income by approximately $2 million. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair value of our fixed-rate senior unsecured notes approximated its carrying value of $150 million at December 31, 2001. While changes in market interest rates may affect the fair value of our fixed-rate long-term notes, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our results of operations, financial condition or cash flows will not be material.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements set forth in Item 14(a) under the caption “Consolidated Financial Statements” as a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to the Registrant’s 2002 Annual Meeting of Stockholders to be held on May 20, 2002 (the “2002 Proxy Statement”).

Executive Officers

The information concerning executive officers of Watson required under this Item is provided under Item 4a of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference from our 2002 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference from our 2002 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated herein by reference from our 2002 Proxy Statement.

PART IV

ITEM	14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Consolidated Financial Statements and Supplementary Data

The following are included herein under Item 8:

(a)  2.  Financial Statement Schedules

None. All financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(a)  3.  Exhibits

Exhibit No.	Description

3.1
Articles of Incorporation of the Company and all amendments thereto are incorporated by reference to Exhibit 3.1 to the Company’s June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to the Company’s June 30, 1996 Form 10-Q.

3.2	The company’s By-laws, as amended and restated as of July 27, 2001, are incorporated by reference to Exhibit 3.2 to the company’s June 30, 2001 Form 10-Q.

4.1
Trust Indenture dated May 18, 1998 between the Company and First Union National Bank, as Trustee for the issuance of the Company’s Senior Unsecured Notes, is incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A (Reg. No. 333-49079), filed on April 30, 1999.

10.1	Industrial Real Estate Lease, with addendum, dated December 23, 1985, between Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company, is incorporated by reference to Exhibit 10.6 to 33-46229.

Second Amendment thereto dated August 8, 1995 is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 1995 Form 10-Q.

Third Amendment thereto dated August 31, 1998 is incorporated by reference to Exhibit 10.3 to the Company’s 1998 Form 10-K.

Fourth Amendment thereto dated March 19, 2001 is incorporated by reference to Exhibit 10.1 to the Company’s 2000 Form 10-K.

*10.2	1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1995 Form 10-Q.

Exhibit No.	Description

Plan amendments are incorporated by reference to Exhibit 10.6(a) to the Company’s June 30, 1996 Form 10-Q and by reference to Exhibit 10.6(a) to the Company’s March 31, 1997 Form 10-Q.

*10.3
Watson Pharmaceuticals, Inc. Employee Stock Purchase Plan effective as of February 12, 2001, is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

First Amendment to the Employee Stock Purchase Plan of Watson, is incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

*10.4
Watson Pharmaceuticals, Inc. 2001 Incentive Award Plan effective as of February 12, 2001, is incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

First Amendment to the 2001 Incentive Award Plan of Watson, is incorporated by reference to Exhibit 10.2 to the company’s Form S-8 (Reg. No. 333-61844) filed on May 30, 2001 and hereby incorporated by reference.

*10.5
Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement in substantially the form filed and incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K with each of its executive officers, who include Michael E. Boxer, Donald A. Britt, Sr., Allen Chao, Ph.D., Maria Chow, Charles Ebert, Robert C. Funsten, David C. Hsia, Ph.D., and Joseph Papa. A copy of each of these individual’s Key Employee Agreements will be provided to the Staff upon request.

10.6
Asset Purchase Agreement among the Company, G. D. Searle & Co. and SCS Pharmaceuticals, dated September 30, 1997, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 1997.

10.7	Supply Agreement between the Company and G. D. Searle & Co., dated October 16, 1997, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 16, 1997.

10.8	Stock Purchase Agreement among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc. dated August 25, 1997 is incorporated by reference to Exhibit 10.27 to the Company’s 1997 Form 10-K.

Amendment dated November 26, 1997 is incorporated by reference to Exhibit 10.27(a) to the Company’s 1997 Form 10-K

Second Amendment dated February 27, 1998, is incorporated by reference to Exhibit 10.27(b) to the Company’s 1997 Form 10-K.

10.9
Supply and License Agreement by and between Hoechst Marion Roussel, Inc. and The Rugby Group, Inc. dated February 27. 1998, is incorporated by reference to Exhibit 10.28 to the Company’s 1997 Form 10-K.

10.10
Contract Manufacturing Agreement by and between Hoechst Marion Roussel, Inc. and The Rugby Group, Inc., dated February 27, 1998, is incorporated by reference to Exhibit 10.29 to the Company’s 1997 Form 10-K.

+10.11
Distribution Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated June 24, 1993, as amended June 28, 1994, is incorporated by reference to Exhibit 10.12 to the Company’s 2000 Form 10-K.

+10.12
Manufacturing & Supply Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmbH dated December 1, 1998, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.13 to the Company’s 2000 Form 10-K.

Exhibit No.	Description

+10.13
Trademark Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated August 26, 1993, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.14 to the Company’s 2000 Form 10-K.

10.14
Amended and Restated Credit Agreement dated as of August 28, 2000 among the Company, SG Cowen Securities and Societe Generale, is incorporated by reference to Exhibit 10.15 to the Company’s 2000 Form 10-K.

10.15	Amendment dated December 5, 2001 among the Company, Societe Generale and Wachovia Bank N.A.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Singer Lewak Greenbaum & Goldstein LLP.

*	Compensation Plan or Agreement

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b)    Reports on Form 8-K:

No Reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)

By:	/s/ ALLEN CHAO
Allen Chao, Ph.D. Chairman, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ MICHAEL E. BOXER
Michael E. Boxer Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ R. TODD JOYCE
R. Todd Joyce Vice President—Corporate Controller and Treasurer (Principal Accounting Officer)

Date:    March 31, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN CHAO Allen Chao, Ph.D.	Chairman, Chief Executive Officer and President	March 31, 2002

/s/ MICHAEL J. FEDIDA Michael J. Fedida	Director	March 31, 2002

/s/ MICHEL J. FELDMAN Michel J. Feldman	Director	March 31, 2002

/s/ ALBERT F. HUMMEL Albert F. Hummel	Director	March 31, 2002

/s/ JACK MICHELSON Jack Michelson	Director	March 31, 2002

/s/ RONALD R.TAYLOR Ronald R.Taylor	Director	March 31, 2002

/s/ ANDREW L. TURNER Andrew L. Turner	Director	March 31, 2002

/s/ FRED G. WEISS Fred G. Weiss	Director	March 31, 2002

All financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF MANAGEMENT

Management is responsible for the consolidated financial statements and the other financial information included in this 2001 Annual Report on Form 10-K for Watson Pharmaceuticals, Inc. The Board of Directors, acting through its Audit Committee, which is composed solely of directors who are not employees of the company, oversees the financial reporting process. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on judgments and estimates made by management. Actual results could differ from amounts estimated.

Management has established systems of internal controls over financial reporting designed to provide reasonable assurance that the financial records used for preparing financial statements are reliable and that assets are safeguarded from unauthorized use or disposition. Internal auditors review accounting and control systems. The systems also are reviewed by the independent accountants to the extent deemed necessary to express the opinion set forth in their report. Management takes corrective actions to improve reporting and control systems in response to recommendations by the internal auditors and independent accountants. The appointment of the independent accountants is recommended by the Audit Committee to the Board of Directors.

/s/    ALLEN CHAO

Allen Chao, Ph.D.
Chairman, Chief Executive Officer and President

/s/    MICHAEL E. BOXER

Michael E. Boxer
Senior Vice President and Chief Financial Officer

/s/    R. TODD JOYCE

R. Todd Joyce
Vice President—Corporate Controller and Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Watson Pharmaceuticals, Inc.

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Makoff R&D Laboratories, Inc. (Makoff), a wholly owned subsidiary, which statements reflect total net revenues of $10,658,000 for the year ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Makoff, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue during the year ended December 31, 2000.

PRICEWATERHOUSECOOPERS LLP

Orange County, California
February 8, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Directors and Stockholders
Makoff R&D Laboratories, Inc.

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of Makoff R&D Laboratories, Inc. and subsidiaries for the year ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Makoff R&D Laboratories, Inc. and subsidiaries’ operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 25, 2000, except for the
    second paragraph of Note 19, as to
    which the date is March 15, 2000

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$193,731	$66,194
Marketable securities	135,688	171,452
Accounts receivable, net of allowances for doubtful accounts of $3,253 and $4,170	173,085	85,703
Assets held for disposition	45,496	142,067
Inventories	252,325	248,945
Prepaid expenses and other current assets	32,710	30,084
Deferred tax assets	56,703	86,900

Total current assets	889,738	831,345
Property and equipment, net	234,911	194,487
Investments and other assets	113,086	76,134
Deferred tax assets	21,675	33,387
Product rights and other intangibles, net	825,936	1,000,788
Goodwill, net	442,988	443,757

	$2,528,334	$2,579,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$159,809	$200,965
Income taxes payable	10,766	18,935
Current portion of long-term debt	68,102	52,882
Current liability incurred for acquisitions of products and businesses	6,448	7,658

Total current liabilities	245,125	280,440
Long-term debt	415,703	483,272
Long-term liability incurred for acquisitions of products and businesses	9,311	12,249
Deferred tax liabilities	186,145	255,968

Total liabilities	856,284	1,031,929

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock, $0.0033 par value per share; 500,000,000 shares authorized; 106,458,800 and 105,600,200 shares issued	351	348
Additional paid-in capital	790,742	758,760
Retained earnings	823,054	706,693
Accumulated other comprehensive income	57,903	82,168

Total stockholders’ equity	1,672,050	1,547,969

	$2,528,334	$2,579,898

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2001	2000	1999
Net revenues	$1,160,676	$811,524	$704,890
Cost of sales	508,534	371,781	234,340

Gross profit	652,142	439,743	470,550

Operating expenses:
Research and development	63,517	67,294	51,158
Selling, general and administrative	210,002	161,652	127,864
Amortization	75,875	55,215	29,986
Charge for asset impairment	147,596	—	—
Loss on assets held for disposition	53,833	—	—
Merger and related expenses	—	22,350	20,467
Charge for acquired in-process research and development	—	125,000	—

Total operating expenses	550,823	431,511	229,475

Operating income	101,319	8,232	241,075

Other income (expense):
Equity in losses of joint ventures	(4,281)	(2,461)	(2,591)
Gain on sales of securities	65,338	358,561	44,275
Gain from legal settlement	60,517	—	—
Interest and other income	3,871	15,354	4,845
Interest expense	(27,812)	(24,284)	(11,192)

Total other income, net	97,633	347,170	35,337

Income before income tax provision, extraordinary item and cumulative effect of change in accounting principle	198,952	355,402	276,412
Provision for income taxes	82,591	184,678	93,751

Income before extraordinary item and cumulative effect of change in accounting principle	116,361	170,724	182,661
Extraordinary loss on early retirement of debt, net of taxes of $730	—	(1,216)	—
Cumulative effect of change in accounting principle, net of taxes of $7,208	—	(12,013)	—

Net income	$116,361	$157,495	$182,661

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME (continued)
(In thousands, except per share amounts)

	Years Ended December 31,
	2001	2000	1999
Basic earnings per share:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.10	$1.68	$1.85
Extraordinary loss on early retirement of debt, net of taxes	—	(0.01)	—
Cumulative effect of change in accounting principle, net of taxes	—	(0.12)	—

Net income	$1.10	$1.55	$1.85

Diluted earnings per share:
Income before extraordinary item and cumulative effect of change in accounting principle	$1.07	$1.65	$1.82
Extraordinary loss on early retirement of debt, net of taxes	—	(0.01)	—
Cumulative effect of change in accounting principle, net of taxes	—	(0.12)	—

Net income	$1.07	$1.52	$1.82

Pro forma amounts assuming the accounting change is applied retroactively (See Note 2):
Income before extraordinary item	$116,361	$170,724	$177,296

Net income	$116,361	$157,495	$177,296

Net earnings per share, basic	$1.10	$1.55	$1.80

Net earnings per share, diluted	$1.07	$1.52	$1.76

Weighted average shares outstanding:
Basic	106,130	101,430	98,500

Diluted	108,340	103,575	100,520

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,361	$157,495	$182,661

Reconciliation to net cash provided by (used in) operating activities:
Depreciation	25,350	16,194	14,192
Amortization	75,875	55,215	30,086
Charge for asset impairment	147,596	—	—
Loss on assets held for disposition	45,346	—	—
Charge for acquired in-process research and development	—	125,000	—
Extraordinary loss on early retirement of debt	—	1,216	—
Cumulative effect of change in accounting principle	—	12,013	—
Deferred income tax provision (benefit)	1,659	(8,659)	(3,026)
Equity in losses of joint ventures	4,832	2,829	3,051
Tax benefits related to exercise of options	9,575	28,556	12,125
Gain on sales of securities	(65,338)	(358,561)	(44,275)
Other	(3,484)	(10,379)	3,088
Changes in assets and liabilities:
Accounts receivable	(88,299)	80,225	(107,524)
Inventories	(7,171)	(82,276)	(26,770)
Prepaid expenses and other current assets	(13,835)	(10,956)	27,334
Assets held for disposition	(25,833)	(19,921)	—
Accounts payable and accrued expenses	(64,311)	(15,817)	3,863
Income taxes payable	51,204	(12,745)	33,550
Other assets	(8,841)	—	—

Total adjustments	84,325	(198,066)	(54,306)

Net cash provided by (used in) operating activities	200,686	(40,571)	128,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(62,045)	(35,504)	(29,666)
Purchases of marketable securities	—	(44,170)	(55,061)
Proceeds from maturities of marketable securities	760	57,274	74,711
Acquisitions of product rights	(28,382)	(18,645)	(105,865)
Acquisition of business, net of cash acquired	—	(518,699)	—
Proceeds from sales of marketable securities	68,027	383,439	54,580
Contingent payment related to acquisition of The Rugby Group	—	(23,407)	—
Issuance of notes receivable	(5,500)	(12,400)	—
Additions to long-term investments	(11,001)	(17,807)	(7,173)
Other investing activities, net	(3,728)	1,164	2,346

Net cash used in investing activities	$(41,869)	$(228,755)	$(66,128)

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$6,700	$501,000	$1,000
Principal payments on long-term debt	(52,748)	(365,949)	(1,882)
Payments on liability incurred for acquisitions of products and businesses	(7,642)	(15,000)	(30,380)
Proceeds from exercises of stock options and warrants	22,410	109,727	16,808
Distributions to stockholders and other	—	(2,430)	(3,177)

Net cash (used in) provided by financing activities	(31,280)	227,348	(17,631)

Net increase (decrease) in cash and cash equivalents	127,537	(41,978)	44,596
Cash and cash equivalents at beginning of year	66,194	108,172	63,576

Cash and cash equivalents at end of year	$193,731	$66,194	$108,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the years for:
Interest (including capitalized interest of $6,448 in 2001 and $7,084 in 2000)	$33,203	$26,530	$11,080
Income taxes	$24,575	$162,690	$42,920

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of businesses:
Fair value of assets acquired	$—	$1,127,094	$31,465
Less liabilities assumed	—	(384,875)	(31,465)
Less common shares issued	—	(217,057)	—
Less cash acquired	—	(6,463)	—

Net cash paid for acquisitions	$—	$518,699	$—

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Common stock—shares outstanding:
Beginning balance	105,600	98,853	98,057
Exercise of stock options and warrants	859	1,330	796
Acquisitions and other	—	5,417	—

Ending balance	106,459	105,600	98,853

Common stock—amount:
Beginning balance	$348	$326	$324
Exercise of stock options and warrants	3	4	2
Acquisitions and other	—	18	—

Ending balance	351	348	326

Additional paid-in capital:
Beginning balance	758,760	399,424	370,641
Exercise of stock options and warrants	22,407	109,723	16,933
Tax benefits related to exercise of stock options	9,575	28,556	12,125
Acquisitions and other	—	221,057	(275)

Ending balance	790,742	758,760	399,424

Retained earnings:
Beginning balance	706,693	551,628	371,788
Net income	116,361	157,495	182,661
Distributions to stockholders	—	(2,430)	(2,821)

Ending balance	823,054	706,693	551,628

Accumulated other comprehensive income:
Beginning balance	82,168	107,530	60,144
Other comprehensive (loss) income	(24,265)	(25,362)	47,386

Ending balance	57,903	82,168	107,530

Total stockholders’ equity	$1,672,050	$1,547,969	$1,058,908

Comprehensive income:
Net income	$116,361	$157,495	$182,661
Other comprehensive (loss) income, net of tax:
Unrealized holding gains on securities	16,475	199,240	75,412
Reclassification for gains included in net income	(40,740)	(224,602)	(28,026)

Other comprehensive (loss) income	(24,265)	(25,362)	47,386

Comprehensive income	$92,096	$132,133	$230,047

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business

Watson Pharmaceuticals, Inc. (Watson or the company) is primarily engaged in the development, manufacture, marketing and distribution of branded and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the company has grown into a diversified specialty pharmaceutical company. Currently, Watson markets more than 30 branded pharmaceutical product lines and approximately 140 off-patent pharmaceutical products. The company also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms. Watson operates manufacturing, research and development and administrative facilities primarily in the United States of America (U.S.).

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

The company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. Certain reclassifications, none of which affected net income or retained earnings, have been made to prior year amounts to conform to the current year presentation.

The consolidated financial statements include the accounts of wholly owned and majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Investments are accounted for under the equity-method when the company can exert significant influence and ownership does not exceed 50%. Investments in which the company owns less than a 20% interest and does not exert significant influence are generally accounted for at fair value as available-for-sale securities. If the fair value of such investments is not readily determinable, the cost-method is used.

The company completed its acquisitions of Makoff R&D Laboratories, Inc. (Makoff) in November 2000, and TheraTech, Inc. (TheraTech), in January 1999. These transactions were both accounted for under the pooling of interests accounting method, and accordingly, the accompanying consolidated financial statements include the results of operations of these businesses for all periods presented (as if the companies had always operated as one).

The company also completed its acquisition of Schein Pharmaceutical, Inc. (Schein) in August 2000. This transaction was accounted for under the purchase method of accounting, and accordingly, the accompanying consolidated financial statements include the results of operations of Schein from the date of acquisition.

Use of estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The company’s most significant estimates relate to the determination of allowances for accounts receivable and reserves for inventory balances, the determination of useful lives for intangible assets and the preparation of expected cash flows used in evaluating goodwill and other intangible assets for impairment. The estimation process required to prepare the company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Watson’s actual results could differ materially from those estimates.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Cash, cash equivalents and marketable securities

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of purchase. Marketable securities consist primarily of equity holdings of public companies.

At December 31, 2001 and 2000, all of the company’s marketable securities are classified as available-for-sale and are reported at fair value based on quoted market prices. Watson’s realized gains and losses on cash equivalents and marketable securities are determined on the specific identification method. The gross realized gains for the years ended December 31, 2001, 2000 and 1999 were $65.3 million, $358.6 million and $44.3 million, respectively, and resulted from sales of common shares of the company’s investment in Andrx Corporation – Andrx Group (Andrx). Andrx is primarily engaged in the formulation and commercialization of controlled-release pharmaceutical products using proprietary drug delivery technologies. Andrx’ common stock trades on the NASDAQ National Market System under the symbol ADRX. As of December 31, 2001, Watson owned 1.5 million common shares of Andrx (approximately 2% of the total Andrx common shares outstanding) with a market value of approximately $108.1 million.

Unrealized gains and losses are excluded from earnings and are reported as a separate component of stockholders’ equity, net of any related tax effect. Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities,” requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be adjusted to its fair value.

The fair value of cash, cash equivalents and marketable securities consisted of the following:

	December 31,
	2001	2000
	(in thousands)
Cash and cash equivalents, comprised of money market funds and cash	$193,731	$66,194

Marketable securities:
Equity securities:
Cost	$24,889	$27,576
Gross unrealized gain (primarily Andrx)	110,799	143,116

Fair value	135,688	170,692
U.S. government obligations	—	760

	$135,688	$171,452

Fair value of other financial instruments

The fair values of the company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to their relatively short maturities. Based on borrowing rates currently available to the company, the carrying value of the variable rate debt approximates fair value. The company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. The carrying value of these obligations approximates their fair value.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The company capitalizes interest on qualified construction projects. At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts and the related gains or losses are reflected in income.

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

Product rights and other intangible assets

Product rights are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from two to twenty years. Goodwill is amortized on the straight-line method over fifteen to twenty-five years and is primarily related to the company’s acquisitions of Schein in 2000 and The Rugby Group, Inc. (Rugby) in 1998. Other intangible assets are recorded at cost and are amortized on the straight-line method over their estimated useful lives ranging from two to seventeen years. Beginning in 2002, the company will no longer amortize goodwill, and instead, will test goodwill for impairment. See “Recent accounting pronouncements” in this Note.

Impairment of long-lived assets

The company periodically evaluates its long-lived assets for impairment by evaluating the operating performance and future undiscounted cash flows of the underlying assets. In 2001, Watson recorded an asset impairment charge of $147.6 million to adjust the book value of Dilacor XR® product rights to their estimated fair value. In addition, the company recorded a write down of $45.4 million to the carrying value of certain assets held for disposition to adjust such assets to estimated fair value. See Notes 3 and 4 to Consolidated Financial Statements.

Revenue recognition

Effective January 1, 2000, the company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. The adoption of SAB 101 required Watson to change the methods in which revenue was recognized from product sales and research, development and licensing agreements. The cumulative effect of this change in accounting principle, through December 31, 1999, was $12 million (net of income taxes of $7.2 million) and was recorded on January 1, 2000.

In accordance with SAB 101, the company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. The company reduces product revenue for discounts and estimated allowances for rebates, chargebacks and returns. Revenues recognized from research, development and licensing agreements (including milestone payments) are recorded on the “contingency-adjusted performance model,” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met and cash has been received from the customer. Thereafter, once contingencies for individual milestones (e.g. government approval of a New Drug Application) have been removed, revenue is recognized based on the percentage of completion method.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Shipping and handling costs

The company records shipping and handling costs in selling, general and administrative expenses. Shipping and handling costs recorded in selling, general and administrative expenses were $17.2 million, $12.0 million and $11.0 million in 2001, 2000 and 1999, respectively.

Concentration of major customers and suppliers

For the year ended December 31, 2001, the company’s three largest customers accounted for 15%, 14% and 11%, individually, of the company’s net revenues. For the year ended December 31, 2000, the company’s three largest customers accounted for 18%, 18% and 14%, individually, of the company’s net revenues. In 1999, the three largest customers comprised 20%, 12% and 12%, individually, of Watson’s net revenues.

Certain of the company’s finished products and raw materials are obtained from single source manufacturers and suppliers. Although the company seeks to identify more than one source for its various finished products and raw materials, loss of certain of these sources could have a temporary adverse effect on the company’s results of operations, financial condition and cash flows.

Research and development activities

Research and development activities are expensed as incurred and consist of self-funded research and development costs and the costs associated with work performed under collaborative research and development agreements. Research and development expenses include direct and allocated expenses and exclude reimbursable general and administrative costs. Research and development expenses incurred under collaborative agreements were approximately $1 million, $2.2 million and $6.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Earnings per share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerator and denominators of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999
Numerator:
Net income	$116,361	$157,495	$182,661

Denominators:
Denominator for basic EPS, weighted average shares outstanding	106,130	101,430	98,500
Effect of dilutive stock options	2,210	2,145	2,020

Denominator for diluted EPS	108,340	103,575	100,520

Basic EPS	$1.10	$1.55	$1.85

Diluted EPS	$1.07	$1.52	$1.82

Stock options to purchase 1.8 million, 0.3 million and 2.0 million common shares 2001, 2000 and 1999, respectively, were outstanding but not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

Concentration of credit risk

The company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the U.S. Approximately 65% of the trade receivable balance represented amounts due from four customers at December 31, 2001. At December 31, 2000, 54% of the trade receivable balance was due from four customers. This increase was due, in part, to the merger of Bergen Brunswig Corporation and AmeriSource Health Corporation on August 29, 2001. The company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Stock-based compensation

The company applies the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123 establishes the financial accounting and reporting standards for stock-based compensation plans. As SFAS 123 permits, the company elected to continue accounting for stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. APB 25 requires compensation expense to be recognized for stock options when the market price of the underlying stock exceeds the exercise price of the stock option on the date of the grant. Watson provides pro forma disclosures of net income and earnings per share as set forth in SFAS 123 (see Note 10 to Consolidated Financial Statements).

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Comprehensive (loss) income

Comprehensive (loss) income includes all changes in equity during a period except those that resulted from investments by or distributions to a company’s stockholders. Other comprehensive (loss) income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income is comprised of unrealized holding gains on its publicly traded equity securities, net of realized gains included in net income. The components of other comprehensive (loss) income and related income taxes, consisted of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Other comprehensive (loss) income:
Unrealized holding gains on securities	$27,458	$332,067	$125,687
Less related income taxes	(10,983)	(132,827)	(50,275)

	16,475	199,240	75,412

Reclassification for gains included in net income	(65,338)	(358,561)	(44,275)
Less related income taxes	24,598	133,959	16,249

	(40,740)	(224,602)	(28,026)

	$(24,265)	$(25,362)	$47,386

Recent accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations,” and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 141 supersedes APB 16 “Business Combinations.” The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The company has previously accounted for certain of its acquisitions using the pooling of interests method. SFAS 141 eliminates the use of the pooling method on a prospective basis. Therefore, any future business combinations consummated by the company must be accounted for at fair value using the purchase method.

SFAS 141 also requires that upon adoption of SFAS 142, the company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The provisions of SFAS 141 and SFAS 142 also apply to equity-method investments made both before and after June 30, 2001. The company has insignificant balances related to goodwill on its equity-method investments and does not expect the adoption of SFAS 141 and SFAS 142 to have a material impact on its results of operations relating to such equity-method investments.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The company is in the process of preparing for its adoption of SFAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS 142, the company does not currently expect to reclassify any material amounts among goodwill and other intangible asset classifications or deferred tax liabilities. The company expects that it will no longer record approximately $20 million of annual amortization expense relating to its existing goodwill. In preparation for the adoption of SFAS 142, the company is in the process of evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material impact on the results of its operations.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment. This step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. Watson expects to complete that first step of the goodwill impairment test in accordance with SFAS 142. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle. The company is in the process of evaluating the impairment provisions of SFAS 142 and anticipates that impairment losses, if any, will not have a material impact on the results of its operations.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and applies to all long-lived assets, including discontinued operations. This statement also amends APB 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.” SFAS 144 develops one accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale as well as addresses the principal implementation issues. The Company will adopt SFAS 144 on January 1, 2002. Based on Watson’s current operations, the company does not expect the adoption of SFAS 144 to have a material impact on its results of operations or financial position.

NOTE 3—Acquisitions of Products and Businesses

Acquisitions of product rights

During 2001, the company made certain investments in product rights. This consisted primarily of certain contingent and scheduled payments related to product rights acquisitions. The contingent payments were based on the achievement of certain net sales amounts and other factors. Total cash payments for product rights in 2001 were approximately $28.4 million and were recorded as additions to product rights and other intangibles on the company’s Consolidated Balance Sheets.

Acquisition of Schein Pharmaceutical, Inc.

During the third quarter of 2000, Watson completed its acquisition of Schein. Schein had a branded business focused in the area of Nephrology for the management of iron deficiency and anemia and developed, manufactured and marketed a broad line of generic products.

The aggregate purchase price of $825 million to acquire all the outstanding Schein shares consisted of (a) approximately $510 million in cash, (b) the issuance of approximately 5.4 million Watson common shares with a market value of approximately $300 million, and (c) direct transaction costs of $15 million. In addition,

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

short-term liabilities with a fair value of approximately $375 million (principally long-term debt that was subsequently retired) and long-term liabilities with a fair value of approximately $5 million were assumed by the company. Watson accounted for this acquisition under the purchase method of accounting. Accordingly, Schein’s results of operations are included in the consolidated financial statements from the date of acquisition.

Approximately $500 million of the purchase price was allocated to Schein’s existing product rights. These product rights are amortized using the straight-line method over periods of two to 20 years, with the weighted average life approximating 19.5 years. The remaining excess of the purchase consideration over the fair value of the tangible net assets acquired of approximately $400 million was recorded as goodwill, which, through December 31, 2001, was amortized using the straight-line method over 25 years. Beginning in 2002, the company will no longer amortize goodwill, and instead, will test goodwill for possible impairment. See “Recent accounting pronouncements” in Note 2 to Consolidated Financial Statements.

The company allocated a portion of the purchase price to in-process research and development (IPR&D). IPR&D represents ongoing research and development projects acquired by the company for products that have not been approved for commercial sale by the U.S. Food and Drug Administration (FDA) and would have no alternative future use. Under the purchase method of accounting, IPR&D is not an asset and, accordingly, the $125 million of the total purchase price of Schein that was determined to be IPR&D was charged to expense at the date of acquisition. The company used independent professional valuation consultants to assess and allocate values to IPR&D. The IPR&D charge relates to approximately 30 generic product development projects, the three most significant of which were valued at $28.5 million, $16.8 million and $11.6 million. These projects relate primarily to the development of antiulcer, antidepressant, and anticonvulsant products, respectively.

The value of each project was determined using discounted cash flow models, with the forecasted net cash flows for each product discounted back to its present value using discount factors (ranging from 30% to 65%) that take into account the stage of completion and the risks surrounding the successful commercial development of each purchased in-process development project. Material net cash inflows for significant projects were forecasted to commence between 2001 and 2003. The percentage of completion rate for significant projects ranged from approximately 40% to over 75%. Substantial further research and development, pre-clinical testing and clinical trials will be required to determine the technical feasibility and commercial viability of the products under development. At the date of acquisition, the company believes that the assumptions used in the valuation process were reasonable. There can be no assurance that such efforts will be successful. Delays in the development or in the introduction of marketing of the products under development could result in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or could result in a shortening of their commercial lives.

The following summarized, unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 assumes that the acquisition had been effective as of the beginning of each period presented (in thousands, except diluted earnings per share):

	Years Ended December 31,
	2000	1999
Net revenues	$1,004,600	$1,182,051
Income before extraordinary item and accounting change	$112,442	$91,500
Net income	$99,215	$91,500
Diluted earnings per share	$0.96	$0.86

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In connection with the acquisition of Schein, the company acquired two injectable pharmaceutical manufacturing facilities, Steris Laboratories, Inc. (Steris), located in Phoenix, Arizona, and Marsam Pharmaceuticals, Inc. (Marsam), located in Cherry Hill, New Jersey. At the completion of this acquisition, the company decided to dispose of Steris and Marsam and reported these facilities as assets held for disposition. The company recorded assets held for disposition at estimated fair value (as determined through independent appraisers) and included anticipated costs of preparing the assets for disposal. Any gain or loss on disposition includes a provision for estimated operating costs through the expected date of disposition. If an asset is not sold within one year after being designated as held for disposition, all costs incurred related to the property are recorded as operating expenses in the company’s Consolidated Statements of Income.

Following unsuccessful negotiations with several potential buyers, Watson closed Marsam in the first quarter of 2001. The company wrote down the Marsam assets to estimated liquidation value and recorded additional severance and closure costs of $6.3 million, all of which have been paid through December 31, 2001. The company also realized a $65 million tax benefit associated with the liquidation of Marsam, which was reclassified from assets held for disposition to current deferred tax assets. The company intends to continue its efforts to dispose of the Steris facility through sale or otherwise.

Beginning in July 2001, Watson began to classify all operating expenses related to its Steris and Marsam facilities as loss on assets held for disposition in its Consolidated Statements of Income. During the period from July 2001 to December 2001, Watson incurred $8.4 million of operating expenses and recorded a write down of $45.4 million to adjust the carrying value of certain assets held for disposition to current estimated fair value. Such write down to estimated fair value was based upon negotiations involving the sale or other disposition of this facility.

Acquisition of Makoff R&D Laboratories, Inc.

In November 2000, Watson completed its acquisition of Makoff, a developer, licensor and marketer of pharmaceutical products and medical foods related to the management of kidney disease. Under the terms of the merger agreement, each share of Makoff common stock was converted into the right to receive 1.9555 of a share of Watson’s common stock. Accordingly, Watson issued approximately 2.8 million common shares, having a market value of approximately $155 million on the date of acquisition, in exchange for all the outstanding shares of Makoff. The acquisition was accounted for as a pooling of interests for accounting purposes and qualified as a tax free merger for federal income tax purposes.

During the fourth quarter of 2000, the company recorded a special charge of $22.4 million for certain merger and related expenses associated with the Makoff acquisition. This charge consisted of transaction costs for investment banking fees, professional fees, printing and other costs of $13.6 million and closure costs of $8.8 million. The $8.8 million consisted of employee termination costs for approximately 50 employees ($4.7 million) which were paid pursuant to existing employment agreements, asset impairment costs ($2.5 million) and lease and contract termination costs ($1.6 million). As of December 31, 2001, the company had paid all material transaction and closure costs and had written off the applicable assets.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Combined and separate selected financial data of Watson and Makoff for the years ended December 31, 2000 and 1999 consisted of the following (in thousands):

	Watson	Makoff	Adjustments	Combined
2000
Net revenues	$796,504	$20,774	$(5,754)	$811,524

Net income	$159,450	$2,130	$(4,085)	$157,495

1999
Net revenues	$689,232	$15,658	$—	$704,890

Net income	$178,881	$3,780	$—	$182,661

Prior to its merger with Watson, Makoff was taxed as an “S” Corporation. All Makoff income, losses, gains and credits were passed through to the Makoff stockholders. Accordingly, no income tax provision is included in the consolidated financial statements related to Makoff’s income prior to its merger with Watson. If Makoff’s pretax earnings for the year ended December 31, 2000 had been taxed at Watson’s historic effective tax rate, the company’s diluted earnings per share, on a pro forma basis, would have been $1.51. Makoff made distributions to its stockholders, before its merger with Watson, totaling $2.4 million in 2000 and $2.8 million in 1999. Watson has not made distributions to its stockholders since its initial public offering in 1993 and does not anticipate doing so in the foreseeable future.

Integration charge

In connection with the company’s integration of acquired businesses, in the fourth quarter of 2000, Watson commenced several initiatives to rationalize its product lines and evaluate certain production and administrative facilities. As a result of these actions, the company recorded a pretax charge of $22.2 million in the fourth quarter of 2000. These charges included inventory write-downs of $19.9 million charged to cost of sales, $1.4 million related to discontinued research and development commitments, $0.6 million of severance costs related to the termination of approximately 20 employees and $0.3 million of lease termination costs. The company completed these initiatives during 2001. Watson may incur additional charges as it continues to integrate recently acquired companies and products.

Transaction with Genelabs Technologies, Inc.

In November 2000, Watson entered into a collaboration and license agreement with Genelabs Technologies, Inc (Genelabs). Genelabs granted the company an exclusive license for North American rights to the proprietary product, Aslera™, an investigational drug for the treatment of lupus erythematosus (commonly known as lupus). Genelabs trades on the Nasdaq National Market System under the symbol GNLB.

In exchange for the rights to Aslera™, Watson paid a non-refundable license fee of $10 million and also acquired three million shares of Genelabs’ common stock and a warrant to purchase 500,000 shares of Genelabs’ common stock at $6.85 per share. The license fee and the difference between the price Watson paid to acquire the Genelabs’ common stock and warrant and the fair value of the securities on the date of purchase, which approximated $3.4 million, were charged to research and development expense in the fourth quarter of 2000. In connection with this agreement, Watson also agreed to certain contingent payments aggregating $45 million upon FDA approval of Aslera™. In addition, Watson will pay royalties to Genelabs on net sales of Aslera™ and the companies will share future co-marketing rights.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Acquisition of TheraTech

In January 1999, Watson completed its acquisition of TheraTech, a company that developed and manufactured innovative products based on its patented and proprietary technologies and systems. The company issued approximately 5.8 million common shares having a market value of approximately $330 million on the date of acquisition in exchange for all the outstanding common shares of TheraTech. The acquisition was accounted for as a pooling of interests and qualified as a tax-free merger for federal income tax purposes.

During the first quarter of 1999, the company recorded a special charge of $20.5 million for certain merger and related expenses of the TheraTech acquisition. The charge consisted of transaction fees for investment bankers, attorneys, accountants and financial printing costs ($11.1 million) and closure costs associated with the elimination of duplicate or discontinued products, operations and facilities ($9.4 million). The eliminated operations were not significant to the company. The $9.4 million of closure costs consisted of employee termination costs ($3.9 million), non-cash facility shutdown and asset impairment costs ($4.2 million) and lease and contract termination costs ($1.3 million). As of December 31, 2001, the company had paid all merger-related costs and wrote off the impaired assets and shutdown facilities.

Acquisitions of transdermal systems product rights

In May 1999, Watson reacquired the U.S. and Canadian rights to the Androderm® testosterone transdermal system from SmithKline Beecham for $24.5 million in cash and, in October 1999, reacquired the marketing and distribution rights for the Alora® estradiol transdermal system from Procter & Gamble for approximately $37.5 million in cash.

Acquisitions of oral contraceptive products from G. D. Searle & Co.

Under the terms of the October 1997 agreement, in 1999, Watson exercised its right to acquire two additional oral contraceptives, Ogestrel® and Low-Ogestrel® from Searle. During 1999, the company made cash payments aggregating $33.8 million to Searle and agreed to certain contingent payments based on the technology transfer and net aggregate annual sales of certain of the acquired products. During 2001, the company made cash payments to Searle totaling $11.5 million, which were recorded as additions to the product rights associated with those acquired products. Watson entered into agreements with Searle in which certain of the finished products are packaged by Searle.

NOTE 4—Asset Impairment Charge

In June 1997, Watson acquired from Rhone-Poulenc Rorer, Inc. and certain of its affiliates (collectively, RPR) the exclusive U.S. and certain worldwide marketing, sales and distribution rights to Dilacor XR® and its generic equivalent for $190 million in cash and future royalties. The company and RPR entered into a supply agreement whereby RPR was to provide Watson with all of its inventory of Dilacor XR® and its generic equivalent through June 2000. Subsequent to the acquisition of the product rights, Watson experienced supply interruptions from this third party supplier and received only intermittent releases of these products. These supply interruptions caused the company’s revenues and gross margins from Dilacor XR® and its generic equivalent to deteriorate.

During 2001, revenues and gross profit from Dilacor XR® declined significantly from prior year levels. Based upon this sales trend, the company performed an evaluation in the third quarter 2001 of current market share and forecasted sales for the product and determined that such declines were not a temporary condition. Watson evaluated the recoverability of its Dilacor XR® product rights in accordance with Statement of Financial

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The company determined that the future estimated undiscounted cash flows of Dilacor XR® were below the carrying amount of the underlying product rights. During the third quarter of 2001, Watson adjusted the carrying value of the Dilacor XR® product rights to their estimated fair value of $11.5 million. This resulted in a noncash asset impairment charge of approximately $147.6 million, or $0.85 per diluted share, after tax. Watson estimated the fair value of the Dilacor XR® product rights based on forecasted future net cash flows, discounted by the company’s investment hurdle rate used for evaluating product right acquisitions.

NOTE 5—Balance Sheet Components

Selected balance sheet components consisted of the following:

	December 31,
	2001	2000
	(in thousands)
Inventories:
Raw materials	$86,844	$100,859
Work-in-process	56,377	52,529
Finished goods	109,104	95,557

	$252,325	$248,945

Property and equipment:
Buildings and improvements	$87,276	$75,416
Leasehold improvements	20,185	20,323
Land and land improvements	11,876	12,046
Machinery and equipment	127,645	108,165
Research and laboratory equipment	34,318	29,235
Furniture and fixtures	8,703	7,969

	290,003	253,154
Less accumulated depreciation	(116,348)	(95,358)

	173,655	157,796
Construction in progress	61,256	36,691

	$234,911	$194,487

Accounts payable and accrued expenses:
Trade accounts payable	$63,425	$74,972
Accrued payroll, severance and related benefits	40,364	41,033
Accrued third-party rebates	19,805	33,960
Royalties payable	15,130	16,401
Deferred income	9,134	9,631
Merger costs	449	8,740
Other accrued expenses	11,502	16,228

	$159,809	$200,965

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 6—Investments and Other Assets

Investments and other assets consisted of the following:

	December 31,
	2001	2000
	(in thousands)
Investment in joint ventures	$33,297	$38,139
Other long-term investments	26,077	14,988
Other assets	53,712	23,007

	$113,086	$76,134

Investment in Somerset joint venture

The company’s investments in joint ventures consisted primarily of its investment in Somerset Pharmaceuticals, Inc (Somerset). Watson owns 50% of the outstanding common stock of Somerset and utilizes the equity-method to account for this investment. Somerset manufactures and markets the product Eldepryl®, which is used in the treatment of Parkinson’s disease and is engaged in the development of alternative indications for selegeline (the active compound in Eldepryl®.) The company recorded a loss from Somerset’s operations of $4.6 million, $2.4 million and $2.9 million in 2001, 2000 and 1999, respectively. The Somerset joint venture results reported by Watson consist of 50% of Somerset’s earnings and management fees, offset by the amortization of goodwill. The net excess of the cost of this investment over the fair value of net assets acquired was $2.5 million and $3.5 million at December 31, 2001 and 2000, respectively. Such goodwill is amortized using the straight-line basis over 15 years.

Other long-term investments

Other long-term investments at December 31, 2001 consisted primarily of Watson’s investment in Genelabs, Amarin Corporation plc (Amarin, a company whose principal activities are the marketing and sales of pharmaceutical products and the development of certain drug delivery technologies), and Watson’s 2001 investment in The Trylon Corporation, a private medical products firm. Amarin trades on the Nasdaq National Market System under the symbol AMRN. The total cost of Watson’s other long-term investments was $32.1 million and their total fair value at December 31, 2001 was $26.1 million.

Other assets

Other assets included security and equipment deposits, deferred bank fees and various notes receivable. Notes receivable consisted primarily of a $17.5 million term loan extended to Halsey Drug Co., Inc. (Halsey) as part of various strategic alliances, which include the negotiation of a manufacturing and supply agreement and the purchase of certain product rights. The note bears interest at prime plus two percent, will mature on March 31, 2003, is secured by a first lien on all of Halsey’s assets and is senior to all other indebtedness incurred by Halsey.

NOTE 7—Intangible Assets

Watson has acquired a significant portfolio of pharmaceutical product rights through its acquisitions of individual product rights and purchases of entire companies. Generally, the ownership or control of a product right will allow Watson to determine certain aspects of the manufacturing, marketing, sales and distribution of the underlying product(s). The breadth of such control may vary and is normally determined by the specific terms of the relevant agreement.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Goodwill is the excess of the purchase price paid over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The goodwill recorded by Watson is primarily related to its acquisitions of Schein in 2000 and Rugby in 1998.

Intangible assets consisted of the following:

	December 31,
	2001	2000
	(in thousands)
Product rights and related intangibles	$984,771	$1,103,985
Less accumulated amortization	(158,835)	(103,197)

	$825,936	$1,000,788

Goodwill	$476,444	$456,976
Less accumulated amortization	(33,456)	(13,219)

	$442,988	$443,757

NOTE 8—Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2001	2000
	(in thousands)
Term loan facility, due 2005	$333,402	$385,000
Senior unsecured notes, 7.125%, face amount of $150 million, due 2008 (effective rate of 7.25%)	148,874	148,737
Other notes payable	1,529	2,417

	483,805	536,154
Less current portion	(68,102)	(52,882)

	$415,703	$483,272

In July 2000, the company negotiated a credit agreement that provided for a $500 million term loan facility and a $200 million revolving credit facility for working capital and other needs. Concurrent with the acquisition of Schein, in July 2000 the company borrowed $500 million through the term loan facility. The interest rate under this credit agreement is based on a margin over the London Interbank Offered Rate (LIBOR). The margin is determined based on a leverage test, with the margin increasing and decreasing in  1/8% increments based on an interest rate grid. The interest rate is subject to adjustment each quarter, based on a leverage ratio. The LIBOR rate, which is subject to market fluctuations, may also change. At December 31, 2001, the interest rate on this credit agreement was approximately 3.2%. Watson is subject to certain financial and operational covenants. As of December 31, 2001, the company had not drawn any funds from the $200 million revolving credit facility.

In May 1998, Watson issued $150 million of 7.125% senior unsecured notes. These notes are due in May 2008, with interest only payments due semi-annually in May and November, but may be redeemed earlier under certain circumstances. Pursuant to the indenture under which the notes were issued, the company is subject to certain financial and operational covenants.

Annual maturities of long-term debt are as follows: $68.1 million in 2002, $84.3 million in 2003, $99.2 million in 2004, $83.3 million in 2005, none in 2005 and $148.9 million thereafter.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 9—Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Current provision:
Federal	$73,155	$138,129	$86,992
State	7,777	15,178	9,785

	80,932	153,307	96,777

Deferred provision (benefit):
Federal	1,563	33,014	(2,869)
State	96	(1,643)	(157)

	1,659	31,371	(3,026)

	$82,591	$184,678	$93,751

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $9.6 million, $11.9 million and $12.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Income taxes of $1.4 million have been provided for the possible distribution of approximately $19.5 million of undistributed earnings related to the company’s investments in joint ventures.

Reconciliations between the statutory federal income tax rate and the company’s effective income tax rate were as follows:

	Years Ended December 31,
	2001	2000	1999
Federal income tax at statutory rates	35%	35%	35%
State income taxes, net of federal benefit	2	2	2
Merger costs, capitalized for tax purposes	—	2	1
Amortization of goodwill	4	—	—
Valuation allowance reduction for tax law change	—	—	(4)
IPR&D costs, capitalized for tax purposes	—	12	—
Other	1	1	—

	42%	52%	34%

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the company’s net deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2001	2000
	(in thousands)
Benefits from NOL carryforwards	$17,675	$36,066
Benefits from tax credit carryforwards	3,466	2,849
Differences in financial statement and tax accounting for:
Inventory, receivables and accruals	56,453	82,333
Property, equipment and intangible assets	(139,589)	(195,820)
Investments in joint ventures	(1,448)	(1,827)
Non-compete agreement	7,362	8,834
Unrealized holding gains on securities	(47,068)	(57,433)
Other	2,210	(3,855)

	(100,939)	(128,853)
Less valuation allowance	(6,828)	(6,828)

	$(107,767)	$(135,681)

A valuation allowance has been established due to the uncertainty of realizing certain net operating loss (NOL) carryforwards and a portion of the other deferred tax assets. The company had NOL carryforwards at December 31, 2001 of approximately $1.3 million for federal income tax purposes and an aggregate of approximately $265 million for state income tax purposes. During 2001, the company utilized NOL carryforwards of approximately $24 million to offset federal taxable income. Due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carryforwards available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur. The company’s NOL carryforwards will begin to expire in 2002, if not utilized.

NOTE 10—Stockholders’ Equity

Preferred stock

In 1992, the company authorized 2.5 million shares of no par preferred stock. The Board of Directors has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. Watson has not issued any preferred stock.

Employee stock purchase plan

During 2001, the Board of Directors and stockholders approved the adoption of the Watson Pharmaceuticals, Inc. Employee Stock Purchase Plan (the Purchase Plan) to offer employees an opportunity to acquire an ownership interest in the company. The Purchase Plan permits eligible employees to purchase, through regular payroll deductions, Watson common shares at approximately 85% of the fair value of such shares. In 2001, the company registered 0.5 million of its common shares for issuance under the Purchase Plan. No Watson common shares will be available for purchase under the Purchase Plan until July 2002.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Stock option plans

The company has adopted several stock option plans that authorize the granting of options to purchase the company’s common shares subject to certain conditions. At December 31, 2001, the company had reserved 15.7 million of its common shares for issuance upon exercise of options granted or to be granted under these plans. The options are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to five-years and expire in ten years. In conjunction with certain of the company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

The company applies APB 25 in accounting for its stock option plans and, accordingly, no compensation expense has been recognized for the options in the accompanying consolidated financial statements. Had the company determined compensation expense using the fair value method prescribed by SFAS 123, the company’s net income and earnings per share would have been as follows (in thousands, except EPS amounts):

	Years Ended December 31,
	2001	2000	1999
Pro forma net income	$103,067	$145,335	$165,250

Pro forma basic EPS	$0.97	$1.43	$1.68

Pro forma diluted EPS	$0.95	$1.40	$1.64

The weighted average fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999, respectively: no dividend yield; expected volatility of 65%, 58% and 49%; risk-free interest rate of 4.78%, 6.09% and 5.59% per annum; and expected terms of 4.6 years, 5.9 years and 7.8 years. Weighted averages are used because of varying assumed exercise dates.

A summary of the company’s stock option plans as of December 31, 2001, 2000 and 1999, and for the years then ended consisted of the following (shares in thousands):

	Years ended December 31,
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning	7,972	$32.28	7,194	$27.11	6,784	$24.26
Granted	5,967	40.66	2,711	46.47	1,720	38.30
Exercised	(839)	26.98	(1,262)	23.33	(642)	15.99
Cancelled	(695)	41.04	(671)	36.92	(668)	31.58

Outstanding, ending	12,405	$36.31	7,972	$32.28	7,194	$27.11

Weighted average fair value of options granted	$21.49		$21.38		$23.46

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 4.06 to $28.15	5,201	5.5	$22.60	2,174	$15.52
$28.16 to $45.31	3,157	7.2	37.26	1,522	36.03
$45.32 to $54.48	3,112	8.9	51.32	326	49.28
$54.49 to $69.33	935	9.1	59.43	75	58.49

	12,405	7.1	$36.31	4,097	$26.61

NOTE 11—Operating Segments

Watson is a manufacturer and marketer of pharmaceutical products with two reportable operating segments: branded and generic pharmaceutical products. The branded products segment includes the company’s lines of Women’s Health, General Products and Nephrology products. During the fourth quarter of 2001, the company realigned its General Products division into two specialty divisions, Urology and General and Pain Management Products. Watson has aggregated its branded product lines because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and trademarked generic products that Watson promotes directly to healthcare professionals as branded pharmaceutical products. The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The company sells its generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

The accounting policies of the operating segments are the same as those described in Note 2 to Consolidated Financial Statements. Watson primarily evaluates its operating segments based on net revenues and gross profit. The “other” classification includes revenues from research, development and licensing fees and contingent payments received from a legal settlement. The company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, nor accounted for at the segment level. Net revenues and gross profit information for the company’s operating segments for the three years ended December 31, 2001 consisted of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Net revenues:
Branded pharmaceutical products	$551,558	$422,983	$357,427
Generic pharmaceutical products	597,398	370,809	306,979
Other	11,720	17,732	40,484

Total net revenues	$1,160,676	$811,524	$704,890

Gross profit:
Branded pharmaceutical products	$423,254	$338,056	$292,764
Generic pharmaceutical products	217,168	83,955	137,302
Other	11,720	17,732	40,484

Total gross profit	$652,142	$439,743	$470,550

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

NOTE 12—Commitments and Contingencies

Facility and equipment leases

The company has entered into operating leases for certain facilities and equipment. The terms of the operating leases for the company’s facilities require the company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2001, 2000 and 1999 was $10.3 million, $8.5 million and $7.2 million, respectively.

At December 31, 2001, future minimum lease payments under all non-cancelable operating leases consisted of $10.3 million in 2002, $7.9 million in 2003, $5.4 million in 2004, $3.5 million in 2005, $2.4 million in 2006 and $13.8 million thereafter.

Employee retirement plans

The company maintains certain defined contribution retirement plans covering substantially all employees. The company contributes to the plans based upon the employee contributions. Watson contributed $4.5 million, $2.7 million and $1.8 million to these retirement plans for the years ended December 31, 2001, 2000, and 1999, respectively.

Legal matters

Phen-fen litigation.    Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (Rugby) and certain other company affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of December 31, 2001, approximately 630 cases were pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The company believes that it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the company. Additionally, Watson may have recourse against the manufacturing defendants in these cases.

Cipro® Litigation.    Beginning in July 2000, a number of suits have been filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. As of December 31, 2001, a total of approximately 40 cases have been filed against Watson, Rugby and other Watson entities. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In addition, the company understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify the company and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to the company’s acquisition of Rugby, and is currently controlling the defense of these actions.

Buspirone Litigation.    On March 14, 2001, Watson Pharma, Inc., Watson Laboratories, Inc. and Danbury Pharmacal, Inc. (the Watson Parties) filed a lawsuit in the U.S. District Court for the District of Columbia against Bristol-Myers Squibb Company (BMS). The suit seeks unspecified treble damages and injunctive relief for

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

violations of the Sherman Act and the District of Columbia monopolization statute in connection with a series of acts allegedly undertaken by BMS during 2000 and 2001 to unlawfully block competition in the buspirone market. Following the action filed by the Watson Parties, numerous other actions were filed against BMS by third parties, purporting to represent certain classes of plaintiffs, for alleged violations of various state and federal competition and consumer protection laws. In August 2001, these actions, as well as certain patent infringement actions filed by BMS against the company and other third parties seeking damages and injunctive relief, were consolidated with the Watson Parties’ action for pretrial purposes and assigned to the U.S. District Court for the Southern District of New York. In addition to the unlawful conduct alleged in the Watson Parties’ action, several of the third party actions against BMS allege that in 1994 BMS entered into an unlawful agreement with Schein Pharmaceutical, Inc. in an attempt to block competition in the buspirone market. These actions generally allege that BMS paid Schein in exchange for Schein’s agreement not to pursue its attempts to invalidate certain patents held by BMS covering buspirone and to launch a generic version of BMS’s branded buspirone product, BuSpar®. To date, Watson and its affiliates (including Schein) have not been named as a defendant in these actions.

Rhone-Poulenc Rorer, Inc. et. al. (RPR) Litigation.    In August 1999, Watson filed suit against RPR for unfair competition and breach of contract, related to, among other things, RPR’s failure to fulfill its supply obligations to the company. In September 2001, the company reached a settlement with Aventis Pharma AG, successor to RPR, resolving all outstanding disputes between the companies related to Dilacor XR® (diltiazem) and its generic equivalent. As a result of the settlement, Watson recorded a non-operating gain of $60.5 million in the third quarter of 2001. In addition, subject to the satisfaction of certain contingencies, Watson may receive certain contingent amounts through the third quarter of 2004.

Governmental Reimbursement Investigations and Proceedings.    In November 1999, Schein was informed by the U.S. Department of Justice that it, along with several other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. Watson has also learned that an action alleging parallel state law claims may have been filed in California Superior Court; however, the company does not know if it or any of its affiliates have been named as a party. Schein has not been served in either action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam actions are under seal and no details are available concerning, among other things, the various theories of liability against Schein or the amount of damages sought from Schein. The company believes that the qui tam actions relate to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam actions may seek to recover damages from Schein based on its price reporting practices. Schein has also received notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper efforts by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. Other state and federal inquiries regarding pricing and reimbursements issues are anticipated. Any actions which may be instituted to recover damages from Schein or its affiliates based on price reporting practices, if successful, could adversely affect the company and may have a material adverse effect on its business, results of operations, financial condition and cash flows.

Watson and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the company, its results of operations, financial condition and cash flows.

WATSON PHARMACEUTICALS, INC.

SUPPLEMENTARY DATA (UNAUDITED)

Watson’s unaudited quarterly consolidated financial data and market price information are shown below. The company changed its accounting method for revenue recognition with its adoption of SAB 101, effective January 1, 2000. The 2000 data below has been adjusted to reflect the adoption of SAB 101 (in thousands, except per share data):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2001
Net revenues	$293,910	$270,942	$298,978	$296,846
Cost of sales	125,398	140,398	109,980	132,758

Gross profit	168,512	130,544	188,998	164,088

Operating expenses	98,728	278,619	89,002	84,474

Provision (benefit) for income taxes	30,829	(31,965)	43,030	40,697

Net income (loss)	$46,293	$(58,633)	$66,245	$62,456
Basic earnings (loss) per share	$0.43	$(0.55)	$0.63	$0.59
Diluted earnings (loss) per share	$0.43	$(0.55)	$0.61	$0.58

Market price per share: High	$58.18	$66.39	$64.90	$58.00
Low	$26.50	$47.86	$46.10	$42.69

2000
Net revenues	$254,755	$179,331	$200,204	$177,234
Cost of sales	140,798	96,917	72,101	61,965

Gross profit	113,957	82,414	128,103	115,269

Operating expenses	116,524	204,846	55,891	54,250

Provision for income taxes	11,090	31,190	58,428	83,970

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(1,911)	(66,322)	96,805	142,152

Net income (loss)	$(1,911)	$(67,538)	$96,805	$130,139
Basic earnings (loss) per share	$(0.02)	$(0.66)	$0.97	$1.31
Diluted earnings (loss) per share	$(0.02)	$(0.66)	$0.96	$1.29

Market price per share: High	$67.88	$71.50	$54.69	$45.75
Low	$42.25	$48.13	$37.50	$33.69

The quarterly data above were restated, as applicable, for the acquisition of Makoff in November 2000, accounted for under the pooling of interests method as further discussed in Note 3 to Consolidated Financial Statements.