Form 10-Q
period 2002-03-31
WATSON PHARMACEUTICALS INC
filed 2002-05-15
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-20045

WATSON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-3872914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Bonnie Circle
Corona, CA 92880-2882
(Address of principal executive offices, including zip code)

(909) 493-5300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s only class of common stock as of May 8, 2002 was approximately 106,496,695.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$170,491	$193,731
Marketable securities	90,099	135,688
Accounts receivable, net	174,420	173,085
Assets held for disposition	39,120	45,496
Inventories	254,990	252,325
Prepaid expenses and other current assets	33,560	32,710
Deferred tax assets	36,787	56,703

Total current assets	799,467	889,738
Property and equipment, net	243,011	234,911
Investments and other assets	107,946	113,086
Deferred tax assets	21,675	21,675
Product rights and other intangibles, net	882,846	825,936
Goodwill, net	442,988	442,988

	$2,497,933	$2,528,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$153,035	$159,809
Income taxes payable	53,926	10,766
Current portion of long-term debt	56,102	68,102
Current liability incurred for acquisitions of products and businesses	9,548	6,448

Total current liabilities	272,611	245,125

Long-term debt	395,929	415,703
Long-term liability incurred for acquisitions of products and businesses	6,381	9,311
Deferred tax liabilities	146,320	186,145

Total liabilities	821,241	856,284

Commitments and contingencies

Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 106,483,600 and 106,458,800 shares outstanding	351	351
Additional paid-in capital	791,269	790,742
Retained earnings	855,139	823,054
Accumulated other comprehensive income	29,933	57,903

Total stockholders’ equity	1,676,692	1,672,050

	$2,497,933	$2,528,334

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Net revenues	$285,690	$296,846
Cost of sales	129,535	132,758

Gross profit	156,155	164,088

Operating expenses:
Research and development	18,382	14,345
Selling, general and administrative	61,566	50,193
Amortization	13,294	19,936
Loss on assets held for disposition	6,986	—

Total operating expenses	100,228	84,474

Operating income	55,927	79,614

Other income (expense):
Equity in losses of joint ventures	(1,059)	(1,010)
Gain on sales of securities	—	31,275
Interest and other income	1,628	992
Interest expense	(5,160)	(7,718)

Total other (expense) income, net	(4,591)	23,539

Income before income tax provision	51,336	103,153
Provision for income taxes	19,251	40,697

Net income	$32,085	$62,456

Earnings per share:
Basic	$0.30	$0.59

Diluted	$0.30	$0.58

Weighted average shares outstanding:
Basic	106,467	105,702

Diluted	107,423	108,092

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)
	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,085	$62,456

Reconciliation to net cash provided by (used in) operating activites:
Depreciation	6,026	6,056
Amortization	13,294	19,936
Deferred income tax (benefit) provision	(1,272)	10,402
Equity in losses of joint ventures	1,101	1,084
Gain on sales of securities	—	(31,275)
Tax benefits related to exercises of stock options	140	2,400
Other	317	198
Changes in assets and liabilities:
Accounts receivable	(1,335)	(108,205)
Assets held for disposition	6,376	(7,576)
Inventories	(2,665)	6,722
Prepaid expenses and other current assets	(850)	(4,975)
Accounts payable and accrued expenses	(6,774)	2,013
Income taxes payable	43,160	(5,917)
Other assets	2,703	—

Total adjustments	60,221	(109,137)

Net cash provided by (used in) operating activities	92,306	(46,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(14,750)	(11,041)
Acquisitions of product rights	(70,204)	(4,119)
Issuance of note receivable	—	(2,000)
Proceeds from sales of marketable equity securities	—	32,599
Other investing activities, net	625	—

Net cash (used in) provided by investing activities	(84,329)	15,439

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and acquisition liabilities	(31,604)	(12,737)
Proceeds from exercises of stock options	387	6,456

Net cash used in financing activities	(31,217)	(6,281)

Net decrease in cash and cash equivalents	(23,240)	(37,523)
Cash and cash equivalents at beginning of period	193,731	66,194

Cash and cash equivalents at end of period	$170,491	$28,671

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – GENERAL

Watson Pharmaceuticals, Inc. (Watson or the company) is a diversified specialty pharmaceutical company primarily engaged in the development, manufacture, marketing and distribution of both branded and off-patent (generic) pharmaceutical products. Watson also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms.

The accompanying consolidated financial statements should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods or for the full year.

Marketable securities

Marketable securities consist of Watson’s investment in the common stock of Andrx Corporation – Andrx Group (Andrx) and Dr. Reddy’s Laboratories, Limited (Dr. Reddy). The company accounts for these investments at fair value as available-for-sale securities.

Andrx is primarily engaged in the formulation and commercialization of controlled-release pharmaceutical products using proprietary drug delivery technologies. Andrx common stock trades on the Nasdaq National Market System under the symbol ADRX. As of March 31, 2002, Watson owned 1.5 million shares of Andrx common stock (approximately 2% of the total Andrx common stock then outstanding) with a market value of approximately $58.3 million. The unrealized gain on the company’s investment in Andrx was approximately $32.5 million and $62.4 million (net of income taxes of $21.7 million and $41.6 million) at March 31, 2002 and December 31, 2001, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders’ equity section of Watson’s consolidated balance sheets. Watson sold no shares of Andrx common stock during the three months ended March 31, 2002. During the three months ended March 31, 2001, Watson sold approximately 600,000 shares of Andrx common stock for $32.6 million and recorded a pre-tax gain of $31.3 million.

Dr. Reddy is a developer and manufacturer of active pharmaceutical ingredients and products. Dr. Reddy’s shares trade on the Bombay Stock Exchange and on the New York Stock Exchange in the form of American depositary shares. As of March 31, 2002, Watson owned approximately 1.4 million shares of Dr. Reddy common stock (approximately 2% of the total Dr. Reddy common shares then outstanding) with a market value of approximately $31.8 million. The unrealized gain on the company’s investment in Dr. Reddy was approximately $6.7 million and $4.1 million (net of income taxes of $4.4 million and $2.7 million), at March 31, 2002 and December 31, 2001, respectively.

Comprehensive income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income is comprised of unrealized holding gains on its publicly traded equity securities, net of realized gains included in net income. The components of comprehensive income and related income taxes consisted of the following (in thousands):

	Three Months Ended March 31,
	2002	2001
Net Income	$32,085	$62,456

Other comprehensive loss:
Unrealized holding losses on securities	(46,617)	(10,997)
Less related income taxes	18,647	4,399

	(27,970)	(6,598)

Reclassification for gains included in net income	—	(31,275)
Less related income taxes	—	12,271

	—	(19,004)

Other comprehensive loss	(27,970)	(25,602)

Comprehensive Income	$4,115	$36,854

Recent accounting pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and applies to all long-lived assets, including discontinued operations. This statement also amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale as well as addresses implementation issues related to SFAS No. 121. The company adopted the provisions of SFAS No. 144 on January 1, 2002, which had no material impact on the company’s results of operations or financial position.

Earnings per share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income	$32,085	$62,456

Denominator:
Basic weighted average common shares outstanding	106,467	105,702
Effect of dilutive stock options	956	2,390

Diluted weighted average common shares
outstanding	107,423	108,092

Basic earnings per share	$0.30	$0.59

Diluted earnings per share	$0.30	$0.58

Stock options to purchase 9.7 million and 1.0 million common shares at March 31, 2002 and 2001, respectively, were outstanding but not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

NOTE B – ACQUISITIONS OF PRODUCT RIGHTS

In January 2002, Watson acquired the United States (U.S.) rights to Actigall® (ursodiol USP capsules) from Novartis Pharmaceuticals Corporation (Novartis). Actigall® contains ursodiol, a naturally occurring bile acid, and was introduced in the U.S. in 1988. Actigall® is indicated for the dissolution of certain types of gallbladder stones and the prevention of gallstone formation in obese patients experiencing rapid weight loss. Watson also has certain negotiation rights relating to the commercialization of the product for the prevention of colorectal growths, an indication Novartis currently has under development. The company paid approximately $70 million in cash for the rights to Actigall®.

NOTE C – OPERATING SEGMENTS

Watson is a manufacturer and marketer of pharmaceutical products with two reportable operating segments: branded and generic pharmaceutical products. The branded products segment includes the company’s lines of Women’s Health, Nephrology, Urology and General and Pain Management Products. Watson has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and trademarked generic products that Watson promotes directly to healthcare professionals as branded pharmaceutical products. The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The company sells its products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

The accounting policies of the segments are the same as those described in the company’s Annual Report on Form 10-K for the year ended December 31, 2001. Watson primarily evaluates the performance of its segments based on net revenues and gross profit. The “other” classification includes revenues from research, development and licensing fees and contingent payments received from the settlement of a legal dispute. The company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, nor accounted for at the segment level. Net revenues and gross profit information for the company’s segments consisted of the following (in thousands):

	Three Months Ended March 31,
	2002	2001
Net revenues:
Branded pharmaceutical products	$161,527	$150,905
Generic pharmaceutical products	116,083	144,778
Other	8,080	1,163

Total net revenues	$285,690	$296,846

Gross profit:
Branded pharmaceutical products	$125,503	$120,330
Generic pharmaceutical products	22,572	42,595
Other	8,080	1,163

Total gross profit	$156,155	$164,088

NOTE D – INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$94,934	$86,844
Work-in-process	57,725	56,377
Finished goods	102,331	109,104

Total inventory	$254,990	$252,325

NOTE  E—GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF SFAS NO. 142

Effective January 1, 2002, the company adopted SFAS No. 142, “Goodwill and Intangible Assets” issued in June 2001. SFAS No. 142 requires goodwill and indefinite lived intangible assets to be tested for impairment annually using a two-step process, and written off when impaired, rather than being amortized as previous standards required. The first step is to identify potential impairment, which is measured as of the beginning of the fiscal year. The company has until June 30, 2002 to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, which must be completed by December 31, 2002. We expect to complete the steps in accordance with these guidelines. Any impairment loss resulting from the transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle. The company is in the process of evaluating impairment of goodwill in accordance with SFAS No. 142 and anticipates that impairment losses, if any, will not have a material impact on the results of its operations.

A reconciliation of reported net income and basic and diluted earnings per share, assuming SFAS No. 142 is applied retroactively, is as follows (in thousands, except for EPS):

	Three Months Ended March 31,
	2002	2001
Net income as reported	$32,085	$62,456
Add back:
Goodwill amortization	—	4,795

Adjusted net income	$32,085	$67,251

Basic earnings per share:
Net income as reported	$0.30	$0.59
Goodwill amortization	—	0.05

Adjusted net income	$0.30	$0.64

Diluted earnings per share:
Net income as reported	$0.30	$0.58
Goodwill amortization	—	0.04

Adjusted net income	$0.30	$0.62

Intangible assets, excluding goodwill, which are comprised primarily of product rights, consist of the following (in thousands):

	March 31, 2002	December 31, 2001
Product rights and related intangibles	$1,054,976	$984,771
Less accumulated amortization	(172,129)	(158,835)

	$882,847	$825,936

Estimated amortization expense on product rights and related intangibles consist of $54.0 million in 2002, $54.3 million in 2003, 2004 and 2005, and $54.2 million in 2006.

NOTE F – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Term loan facility, due 2005	$301,649	$333,402
Senior unsecured notes, 7.125%, face amount of $150 million, due 2008	148,911	148,874
Other notes payable	1,471	1,529

Total debt	$452,031	$483,805
Less current portion	(56,102)	(68,102)

Total long-term debt	$395,929	$415,703

In July 2000, the company entered into a credit agreement that provided for a $500 million term loan facility and a $200 million revolving credit facility for working capital and other needs. Watson subsequently borrowed $500 million through the term loan facility, which is repaid in quarterly increments. The interest rate under this credit agreement is based on a margin over the London Interbank Offered Rate (LIBOR). The margin is determined based on a leverage test, with the margin increasing and decreasing in 1/8% increments based on an interest rate grid. The interest rate is subject to adjustment each quarter, based on a leverage ratio. The LIBOR rate, which is subject to market fluctuations, may also change. At March 31, 2002, the effective interest rate on this credit agreement was approximately 4.0%. Watson is subject to customary financial and operational covenants. As of March 31, 2002, the company had not drawn any funds from the $200 million revolving credit facility.

In May 1998, Watson issued $150 million of senior unsecured notes. These notes are due in May 2008, with interest only payments due semi-annually in May and November at an effective rate of 7.2%, but may be redeemed earlier under certain circumstances. Pursuant to the indenture under which the notes were issued, the company is subject to customary financial and operational covenants.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2001.

Results of Operations—Three Months Ended March 31, 2002 Compared to the 2001 Period

Net revenues for the three months ended March 31, 2002 were $285.7 million, compared to $296.8 million for the corresponding 2001 period, a decrease of $11.1 million or 4%. The decline was primarily due to customer allowances, in excess of sales, for certain generic products during the quarter.

We launched buspirone, the generic equivalent to Bristol-Myers Squibb’s BuSpar®, in April 2001 and benefited from marketing exclusivity until February 2002. The entry of multiple generic competitors during the first quarter of 2002 resulted in significant pricing competition which caused prices for the product to decline severely. In response to the decline in price, the company granted significant price concessions to our customers, which is customary in our business. The price concessions were based upon the level of customer inventory on hand at the date of the price decline.

We also launched metformin (the generic equivalent to Bristol-Myers Squibb’s Glucophage®) during the first quarter of 2002. Due to substantial generic competition, we granted significant price concessions in connection with the launch of this product.

In addition, we experienced a decrease in sales of pain management products within our generics division which was offset by our continued growth in branded product sales from our Women’s Health division. We expect brand sales to increase in 2002 within our Women’s Health division and generic sales are expected to decline due to the lack of significant new product introductions offset, in part, by anticipated increases in sales of our nicotine gum.

During the first quarter of 2002, branded product sales accounted for approximately 58% of our net product sales, with the balance being from sales of our generic products. The percentage of generic product sales is lower than expected primarily due to the price concessions granted to our customers discussed above. In 2002, we expect our overall net product sales mix to be approximately 54% branded product sales and 46% generic product sales. The balance of our net revenues is comprised primarily of certain contingent payments relating to the settlement of a legal dispute.

Our gross profit margin on product sales decreased to 53% in the first quarter 2002 from 55% in the prior year period. This decrease was primarily due to pricing competition on our 2002 product launches in our generic division and price concessions to our customers for buspirone.

Research and development expenses increased to $18.4 million in the first quarter of 2002, compared to $14.3 million for the corresponding 2001 period. Branded product development continued to be our focus, while spending on certain generic projects declined. Spending on clinical studies for branded products increased significantly in the first quarter 2002. We expect to continue to have increases in research and development expenses as we emphasize the development of branded products.

Selling, general and administrative expenses increased to $61.6 million in the first quarter of 2002, compared to $50.2 million for the corresponding 2001 period, primarily due to sales and marketing costs associated with our branded product focus, the anticipated launch of Oxytrol® and increased litigation costs.

Amortization expense for the three months ended March 31, 2002 was $13.3 million, compared to $19.9 million for the corresponding 2001 period. The decrease was due primarily to the implementation of SFAS No. 142 which prohibits the amortization of goodwill effective January 1, 2002.

Our loss from joint ventures was approximately $1.1 million in the first quarter of 2002, compared to a loss of approximately $1.0 million in the first quarter of 2001. The loss was primarily attributable to our 50% joint venture in Somerset Pharmaceuticals, Inc. (Somerset). We expect to continue recording losses from the Somerset joint venture for the balance of 2002.

In the first quarter of 2001, we sold approximately 600,000 shares of Andrx common stock and received proceeds of $32.6 million. We recorded a pre-tax gain of approximately $31.3 million on the sale. There were no sales of shares of Andrx common stock during the first quarter of 2002. See Notes to Consolidated Financial Statements, “Note A – General – Marketable securities” in this Quarterly Report.

Interest and other income in the first quarter of 2002 increased to $1.6 million from approximately $1.0 million in the first quarter of 2001. The increase in interest and other income was caused by higher average cash balances generated primarily by cash flows from operations.

Interest expense in the first quarter of 2002 decreased to $5.2 million from $7.7 million in the first quarter of 2001 due to lower average bank debt balances in the first quarter of 2002, compared to the corresponding 2001 period. We capitalized interest expense of $764,000 during the first quarter of 2002 related to a self-constructed asset and $2.7 million during the first quarter of 2001 related to the carrying value of assets held for disposition.

Our income tax provision in the first quarter of 2002 reflected a 37.5% effective tax rate on pre-tax income, compared to 39.5% in 2001. The variance in the effective tax rate from 2002 to 2001 was primarily the result of our January 1, 2002 adoption of SFAS No. 142 prohibiting the amortization of goodwill, which is non-deductible for tax purposes.

Liquidity and Capital Resources

We assess liquidity by our ability to generate cash to fund our operations. Significant factors that affect the management of our liquidity include: cash flows provided by operations; levels of our accounts receivable, inventory and accounts payable balances; our investment in capital improvements; access to financing sources, including credit and equity arrangements; and financial flexibility to attract long-term capital on satisfactory terms.

We generated cash in excess of our working capital requirements for the three months ended March 31, 2002. Our operating cash flows were $92.3 million in the first quarter of 2002, compared to cash used by operations of $46.7 million in the first quarter of 2001. The increase in 2002 was primarily due to the change, year over year, in income tax liabilities and accounts receivable balances. Significant uses of cash included acquisition of product rights ($70.2 million), principal payments on our term loan facility and acquisition liabilities ($31.6 million) and additions to property and equipment ($14.8 million). We currently expect to spend between $70 million to $80 million for property and equipment additions for the full year of 2002.

As discussed in Note F to Consolidated Financial Statements, we entered into a credit agreement with a bank and a consortium of lenders that included a $500 million term loan facility and a $200 million revolving credit facility. In connection with the acquisition of Schein Pharmaceutical, Inc., in July 2000, we borrowed the entire amount of the $500 million term loan. As of March 31, 2002, approximately $302 million remained outstanding under this term loan, at an effective interest rate of approximately

4.0%. Under the credit agreement, we are subject to certain financial and other operational covenants. We have not drawn any amounts on the revolving credit facility.

In April 1998, we filed a shelf registration statement with the Securities and Exchange Commission that would allow us, from time to time, to raise up to $300 million from offerings of senior or subordinated debt securities, common stock, preferred stock or a combination thereof. In May 1998, pursuant to this registration statement, we issued $150 million of senior unsecured notes due May 2008, with interest payable semi-annually in May and November at an effective rate of 7.2%. Subject to preparation of a supplement to the existing prospectus and certain other matters, the balance of this registration statement remains available for issuance at our discretion.

Our cash and marketable securities, which included our ownership of Andrx common stock, totaled approximately $260.6 million at March 31, 2002. The fair value of the Andrx common stock may fluctuate significantly due to volatility of the stock market and changes in general economic conditions. See Item 3. in this Quarterly Report. We believe that our cash and marketable securities balance, our cash flows from operations and the financing sources discussed herein will be sufficient to meet our normal operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. Such forward-looking statements reflect our current perspective of existing trends and information as of the date of this filing. These include, but are not limited to, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

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

•	the availability to us, on commercially reasonable terms, of raw materials and other third party sourced products;

•	our exposure to product liability and other lawsuits and contingencies;

•	our mix of product sales between branded, which typically have higher margins, and generic products;

•	our dependence on revenues from significant products, in particular, Ferrlecit®, for which sales are in excess of 10% of our net revenues;

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

•
difficulties and delays inherent in product development, manufacturing and sale, such as products that may appear promising in development may fail to reach market for numerous reasons, including efficacy or safety concerns; the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; seizure or recall of products; the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; and manufacturing or distribution problems;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	market acceptance of and continued demand for our products and the impact of competitive products and pricing;

•	our ability to successfully compete in both the branded and generic pharmaceutical product sectors;

•	our timely and successful implementation of strategic initiatives including integration of companies we acquire;

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission (SEC). Please also note that we provided a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001. The factors identified above and those set forth in our SEC filings are the factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk). We have not used derivative financial instruments in our investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of March 31, 2002, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $150.1 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary. At March 31, 2002, we had equity-method investments of $47.6 million and publicly traded equity securities (available-for-sale securities) at fair value of $102.5 million ($90.1 million of which was included in “Marketable securities” and $12.4 million of which was included in “Investments and other assets”). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at March 31, 2002, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $25.6 million, $41.0 million and $51.3 million, respectively.

As discussed in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report, our investment in Andrx consisted of 1.5 million shares of Andrx common stock with a fair market value of approximately $58.3 million at March 31, 2002. As a publicly traded equity security, our holdings of Andrx have exposure to investment risk. The market price of Andrx common stock has been, and may continue to be, volatile. For example, on March 28, 2002, the last trading day in the first quarter of 2002, the closing price of Andrx common stock was $37.94. On May 8, 2002, before our filing of this Quarterly Report, the closing price of Andrx common stock was $46.12. The following table sets forth the high and low market price per share of Andrx common stock, based on published financial sources, through March 31, 2002 and for 2001:

	High	Low
2002
First quarter	$71.27	$31.13

2001, by quarter
First	$72.25	$38.50
Second	$77.00	$44.94
Third	$77.39	$58.02
Fourth	$76.52	$61.30

In addition, our marketable securities include common stock of Dr. Reddy (also discussed in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report). As of March 31, 2002, Watson owned approximately 1.4 million shares of Dr. Reddy common stock with a market value of approximately $31.8 million. Dr. Reddy’s shares trade on the Bombay Stock Exchange (BSE) and on the New York Stock Exchange in the form of American depositary shares. However, the shares of Dr. Reddy common stock that we hold are currently tradable only on the BSE, since our shares are not presently in the form of American depositary shares. The liquidity of our Dr. Reddy investment may be limited due to the current Dr. Reddy daily trading volume on the BSE, among other factors.

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

As discussed in Note F of the Notes to Consolidated Financial Statements in this Quarterly Report, as of March 31, 2002 we had approximately $301.6 million outstanding under a LIBOR-based, variable interest rate term loan. A hypothetical 100 basis point increase in interest rates, based on the March 31, 2002 term loan balance, would reduce our annual net income by approximately $1.8 million. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair value of our fixed-rate senior unsecured notes approximated its carrying value of $148.9 million at March 31, 2002. While changes in market interest rates may affect the fair value of our fixed-rate long-term notes, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

PART II.    OTHER INFORMATION AND SIGNATURES

ITEM 1.    LEGAL PROCEEDINGS

The company is party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2001. The following is a description of significant developments as of the date of this Quarterly Report and should be read in conjunction with the Annual Report referenced above.

Phen-fen Litigation.    With respect to the phentermine hydrochloride product liability lawsuits pending against the company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled and/or otherwise dismissed. As of April 15, 2002, approximately 600 actions were pending against the company and other company entities in a number of state and federal courts. The company believes that it will be fully indemnified by The Rugby Group’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc,) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these cases as the indemifying party under its agreements with the company.

Buspirone Litigation.    In early April 2002, the class plaintiffs, States, and several individual plaintiffs filed or sought leave to file complaints or amended complaints in the consolidated buspirone antitrust action pending in the United States District Court for the Southern District of New York (In re: Buspirone Antitrust Litigation, MDL Docket No. 1410). The new complaints and amended complaints name Bristol-Myers Squibb Company (“BMS”), the company, and company subsidiaries Watson Pharma, Inc. (formerly known as Schein Pharmaceutical, Inc.) and Danbury Pharmacal, Inc. (collectively, “Schein”) as defendants. The complaints allege that in 1994 Schein entered into an unlawful agreement with BMS in an attempt to block competition in the buspirone market. The complaints allege that BMS paid Schein in exchange for Schein’s agreement not to pursue its attempts to invalidate BMS’ U.S. Patent No. 4,182,763, claiming buspirone, and not to launch a generic version of BMS’ branded product BuSpar®. BMS has agreed to indemnify and defend us and our affiliates (including Schein) in connection with these claims. BMS is currently controlling the defense of these actions pursuant to the terms of the agreement.

FDA Matters.    In May 2002, we announced that we had reached an agreement with the U.S. Food and Drug Administration (FDA) on the terms of a consent decree with respect to the company’s Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP). The consent agreement with FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the company’s Corona facility. The consent decree applies only to the company’s Corona facility and not its other six manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with FDA’s current Good Manufacturing Practices (cGMPs) regulations. Pursuant to the agreement, Watson will hire an independent expert to conduct inspections of the Corona facility at least once each year. A report of each inspection by the independent expert will be prepared and submitted to the FDA and Watson, with an opinion from the expert as to cGMP compliance at the Corona facility. The first such expert report will be due in the first quarter of 2003. If, in the future, FDA determines that with respect to its Corona facility Watson has failed to comply with the consent decree or FDA regulations including cGMPs, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by FDA, could adversely affect the company, its results of operations, financial position and/or cash flows.

The company and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the company, its results of operations, financial position and/or cash flows.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Reference is hereby made to the Exhibit Index on page 19.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2002:

No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)

By:	/s/ MICHAEL E. BOXER
Michael E. Boxer
Senior Vice President – Chief Financial Officer
(Principal Financial Officer)

By:	/s/ R. TODD JOYCE
R. Todd Joyce
Vice President – Corporate Controller and Treasurer
(Principal Accounting Officer)

Dated: May 15, 2002

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2002

Exhibit No.	Description

+10.1	Packaging Agreement between Searle & Co. and Watson Laboratories, Inc. dated February 15, 2002.

+ Confidential	treatment has been requested with respect to certain portions of this exhibit. Omitted portions will be filed separately with the SEC.