Form 10-Q
period 2002-06-30
WATSON PHARMACEUTICALS INC
filed 2002-08-14
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:         Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s only class of common stock as of August 7, 2002 was approximately 106,846,877.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART II. OTHER INFORMATION AND SIGNATURES

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$268,444	$193,731
Marketable securities	69,385	135,688
Accounts receivable, net	177,948	173,085
Assets held for disposition	27,085	45,496
Inventories	278,491	252,325
Prepaid expenses and other current assets	44,720	32,710
Current deferred tax assets	48,837	56,703

Total current assets	914,910	889,738

Property and equipment, net	258,720	234,911
Investments and other assets	84,458	113,086
Deferred tax assets	21,675	21,675
Product rights and other intangibles, net	868,612	825,936
Goodwill	442,988	442,988

Total Assets	$2,591,363	$2,528,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$166,713	$159,809
Income taxes payable	89,340	10,766
Current portion of long-term debt	76,103	68,102
Current liability incurred for acquisitions of products and businesses	5,288	6,448

Total current liabilities	337,444	245,125

Long-term debt	374,786	415,703
Long-term liability incurred for acquisitions of products and businesses	6,212	9,311
Deferred tax liabilities	146,422	186,145

Total liabilities	864,864	856,284

Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 106,658,700 and 106,458,800 shares outstanding	352	351
Additional paid-in capital	793,757	790,742
Retained earnings	915,095	823,054
Accumulated other comprehensive income	17,295	57,903

Total stockholders’ equity	1,726,499	1,672,050

Total liabilities and stockholders’ equity	$2,591,363	$2,528,334

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues	$300,074	$298,978	$585,764	$595,824
Cost of sales	131,995	109,980	261,530	242,738

Gross profit	168,079	188,998	324,234	353,086

Operating expenses:
Research and development	19,633	14,159	38,015	28,504
Selling, general and administrative	59,102	54,516	120,668	104,709
Amortization	14,542	20,327	27,836	40,263
Loss on assets held for disposition	6,759	—	13,745	—

Total operating expenses	100,036	89,002	200,264	173,476

Operating income	68,043	99,996	123,970	179,610

Other income (expense):
Equity in losses of joint ventures	(755)	(770)	(1,814)	(1,780)
Gain on sales of securities	—	16,398	—	47,673
Gain from legal settlement	32,000	—	32,000	—
Interest and other income	1,664	611	3,292	1,603
Interest expense	(5,783)	(6,960)	(10,943)	(14,678)

Total other income (expense), net	27,126	9,279	22,535	32,818

Income before income tax provision	95,169	109,275	146,505	212,428
Provision for income taxes	35,213	43,030	54,464	83,727

Net income	$59,956	$66,245	$92,041	$128,701

Earnings per share:
Basic	$0.56	$0.63	$0.86	$1.22

Diluted	$0.56	$0.61	$0.86	$1.19

Weighted average shares outstanding:
Basic	106,515	105,965	106,491	105,836

Diluted	107,229	108,367	107,315	108,231

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,041	$128,701

Reconciliation to net cash provided by operating activities:
Depreciation	12,399	12,744
Amortization	27,836	40,263
Deferred income tax (benefit) provision	(3,774)	18,303
Equity in losses of joint ventures	1,497	1,919
Gain on sales of securities	—	(47,673)
Tax benefits related to exercises of stock options	1,240	7,400
Other	997	(271)
Changes in assets and liabilities:
Accounts receivable	(4,863)	(113,555)
Assets held for disposition	18,411	(7,679)
Inventories	(26,166)	(27,486)
Prepaid expenses and other current assets	2,912	(4,448)
Accounts payable and accrued expenses	6,706	(22,121)
Income taxes payable	78,574	15,284
Other assets	8,848	—

Total adjustments	124,617	(127,320)

Net cash provided by operating activities	216,658	1,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(35,779)	(32,734)
Acquisitions of product rights	(70,512)	(11,341)
Issuance of note receivable	—	(2,000)
Proceeds from sales of marketable equity securities	—	49,664
Other investing activities, net	(430)	253

Net cash (used in) provided by investing activities	(106,721)	3,842

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and acquisition liabilities	(37,000)	(25,575)
Proceeds from exercises of stock options	1,776	16,903

Net cash used in financing activities	(35,224)	(8,672)

Net increase (decrease) in cash and cash equivalents	74,713	(3,449)
Cash and cash equivalents at beginning of period	193,731	66,194

Cash and cash equivalents at end of period	$268,444	$62,745

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—GENERAL

Watson Pharmaceuticals, Inc. (Watson or the Company) is a diversified specialty pharmaceutical company primarily engaged in the development, manufacture, marketing and distribution of both branded and off-patent (generic) pharmaceutical products. Watson also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms.

The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. Certain reclassifications, none of which affected net income or retained earnings, have been made to prior period amounts to conform to current period presentation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods or for the full year.

Marketable securities

Marketable securities include Watson’s investment in the common stock of Andrx Corporation – Andrx Group (Andrx) and Dr. Reddy’s Laboratories, Limited (Dr. Reddy). The Company accounts for these investments at fair value as available-for-sale securities.

Andrx is primarily engaged in the formulation and commercialization of controlled-release pharmaceutical products using proprietary drug delivery technologies. Andrx common stock trades on the Nasdaq National Market System under the symbol ADRX. As of June 30, 2002, Watson owned approximately 1.5 million shares of Andrx common stock (approximately 2% of the total Andrx common stock then outstanding) with a market value of $41.5 million. The unrealized gain on the Company’s investment in Andrx was $22.4 million and $62.4 million (net of income taxes of $14.9 million and $41.6 million) at June 30, 2002 and December 31, 2001, respectively. This unrealized gain was the primary component of accumulated other comprehensive income in the stockholders’ equity section of Watson’s consolidated balance sheets. Watson sold no shares of Andrx common stock during the six months ended June 30, 2002. During the six months ended June 30, 2001, Watson sold approximately 900,000 shares of Andrx common stock for $49.7 million and recorded a pre-tax gain of $47.7 million.

Dr. Reddy is a developer and manufacturer of active pharmaceutical ingredients and pharmaceutical products. Dr. Reddy’s shares trade on the Bombay Stock Exchange and on the New York Stock Exchange in the form of American depositary shares. As of June 30, 2002, Watson owned approximately 1.4 million shares of Dr. Reddy common stock (approximately 2% of the total Dr. Reddy common shares then outstanding) with a market value of $27.9 million. The unrealized gain on the Company’s investment in Dr. Reddy was $4.3 million and $4.1 million (net of income taxes of $2.9 million and $2.7 million), at June 30, 2002 and December 31, 2001, respectively.

Comprehensive income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income is comprised of unrealized gains on its holdings of publicly traded equity securities, net of realized gains included in net income. The components of comprehensive income and related income taxes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$59,956	$66,245	$92,041	$128,701

Other comprehensive (loss) income:
Unrealized holding (loss) gain on securities	(21,063)	43,147	(67,680)	32,149
Less related income taxes	8,425	(17,260)	27,072	(12,860)

Total unrealized gain on securities, net	(12,638)	25,887	(40,608)	19,289

Reclassification for gains included in net income	—	(16,398)	—	(47,672)
Less related income taxes	—	5,702	—	17,972

Total reclassification, net	—	(10,696)	—	(29,700)

Total other comprehensive (loss) income	(12,638)	15,191	(40,608)	(10,411)

Total comprehensive income	$47,318	$81,436	$51,433	$118,290

Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and applies to all long-lived assets, including discontinued operations. This statement also amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.” SFAS No. 144 develops one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale as well as addresses implementation issues related to SFAS No. 121. The Company adopted the provisions of SFAS No. 144 on January 1, 2002, which had no material impact on the Company’s results of operations or financial position.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income	$59,956	$66,245	$92,041	$128,701

Denominator:
Basic weighted average common shares outstanding	106,515	105,965	106,491	105,836
Effect of dilutive stock options	714	2,402	824	2,395

Diluted weighted average common shares outstanding	107,229	108,367	107,315	108,231

Basic earnings per share	$0.56	$0.63	$0.86	$1.22

Diluted earnings per share	$0.56	$0.61	$0.86	$1.19

Excluded from the computation of diluted EPS are outstanding stock options whose exercise price are greater than the average market price of the common shares for the period reported. For the three month periods, excluded from the computation were stock options to purchase 10.5 million and 1.4 million common shares at June 30, 2002 and 2001, respectively. For the six month periods, excluded from the computation were stock options to purchase 10.3 million and 1.2 million common shares at June 30, 2002 and 2001, respectively.

NOTE B—ACQUISITIONS OF PRODUCT RIGHTS

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

NOTE C—OPERATING SEGMENTS

Watson has two reportable operating segments: branded and generic pharmaceutical products. The branded products segment includes the Company’s lines of Women’s Health, Nephrology, Urology and General and Pain Management Products. Watson has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and trademarked generic products that Watson promotes directly to healthcare professionals as branded pharmaceutical products. The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its branded and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Watson primarily evaluates the performance of its segments based on net revenues and gross profit. The “other” classification consists primarily of contingent payments received from the settlement of a legal dispute and revenues from research, development and licensing fees. The Company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, nor accounted for at the segment level. Net revenues and gross profit information for the Company’s segments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
Branded pharmaceutical products	$156,027	$125,160	$317,554	$276,065
Generic pharmaceutical products	135,009	171,008	251,092	315,786
Other	9,038	2,810	17,118	3,973

Total net revenues	$300,074	$298,978	$585,764	$595,824

Gross profit:
Branded pharmaceutical products	$125,519	$95,789	$251,022	$216,119
Generic pharmaceutical products	33,522	90,399	56,094	132,994
Other	9,038	2,810	17,118	3,973

Total gross profit	$168,079	$188,998	$324,234	$353,086

NOTE D—INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$102,636	$86,844
Work-in-process	62,846	56,377
Finished goods	113,009	109,104

Total inventories	$278,491	$252,325

NOTE E—ADOPTION OF SFAS NO. 142 “GOODWILL AND OTHER INTANGIBLE ASSETS”

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. The statement requires goodwill and indefinite-lived intangible assets to be tested for impairment annually and written off when impaired, rather than being amortized as previous standards required.

SFAS No. 142 required, as of January 1, 2002, that the Company perform an assessment of whether there was an indication that goodwill and intangible assets with indefinite useful lives are impaired. To accomplish this, the Company identified its reporting units as branded and generic pharmaceutical products. The carrying value of each reporting unit was determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Under SFAS No. 142, to the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired. During the second quarter of 2002, the Company performed this assessment and determined there was no indication of goodwill impairment.

A reconciliation of reported net income and basic and diluted earnings per share, assuming SFAS No. 142 is applied retroactively, is as follows (in thousands, except for EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income as reported	$59,956	$66,245	$92,041	$128,701
Add back:
Goodwill amortization	—	4,994	—	9,789

Adjusted net income	$59,956	$71,239	$92,041	$138,490

Basic earnings per share:
Net earnings as reported	$0.56	$0.63	$0.86	$1.22
Goodwill amortization	—	0.05	—	0.09

Adjusted net earnings	$0.56	$0.68	$0.86	$1.31

Diluted earnings per share:
Net earnings as reported	$0.56	$0.61	$0.86	$1.19
Goodwill amortization	—	0.05	—	0.09

Adjusted net earnings	$0.56	$0.66	$0.86	$1.28

There was no activity related to goodwill recorded during the six months ended June 30, 2002. At June 30, 2002, goodwill information for the Company’s reporting units consisted of the following (in thousands):

Branded pharmaceutical products	$358,798
Generic pharmaceutical products	84,190

Total goodwill	$442,988

Intangible assets, excluding goodwill, which are comprised primarily of product rights, consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Product rights and related intangibles	$1,053,304	$984,771
Less accumulated amortization	(184,692)	(158,835)

Total product rights and related intangibles, net	$868,612	$825,936

Estimated amortization expense on product rights and related intangibles consist of approximately $57 million in each of 2002 and 2003, and approximately $54 million in each of 2004, 2005, and 2006. The Company’s current product rights and related intangibles have a weighted average useful life of approximately twenty years.

NOTE F—LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Term loan facility, due 2005	$301,649	$333,402
Senior unsecured notes, 7.125%, face amount of $150 million, due 2008	148,948	148,874
Other notes payable	292	1,529

Total debt	$450,889	$483,805
Less current portion	(76,103)	(68,102)

Total long-term debt	$374,786	$415,703

In July 2000, the Company entered into a credit agreement that provided for a $500 million term loan facility and a $200 million revolving credit facility for working capital and other needs. Watson subsequently borrowed $500 million through the term loan facility, which is repaid in quarterly increments. The interest rate under this credit agreement is at a spread over the London Interbank Offered Rate (LIBOR). The LIBOR rate, which is subject to market fluctuations, may also change. At June 30, 2002, the effective annual interest rate on this credit agreement was approximately 3.9%. Watson is subject to customary financial and operational covenants. As of June 30, 2002, the Company had not drawn any funds from the $200 million revolving credit facility.

In May 1998, Watson issued $150 million of senior unsecured notes. These notes are due in May 2008, with interest only payments due semi-annually in May and November at an effective annual rate of 7.2%, but may be redeemed earlier under certain circumstances. Pursuant to the indenture under which the notes were issued, the Company is subject to customary financial and operational covenants.

NOTE G—GAIN FROM LEGAL SETTLEMENT

On April 1, 2002, the Company reached a settlement with Bristol-Myers Squibb (BMS) resolving all outstanding disputes between the companies related to buspirone. As a result of the settlement, Watson recorded a non-recurring gain of $32 million during the second quarter 2002. In addition, BMS reimbursed the Company for certain expenses associated with the litigation.

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

Results of Operations

    Net Revenues
    ($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2002	2001	Change	2002	2001	Change
Net Revenues by Segment:
Branded pharmaceutical products	$156,027	$125,160	24.7%	$317,554	$276,065	15.0%
Generic pharmaceutical products	135,009	171,008	(21.1)%	251,092	315,786	(20.5)%
Other	9,038	2,810	221.6%	17,118	3,973	330.9%

Total net revenues	$300,074	$298,978	0.4%	$585,764	$595,824	(1.7)%

Net revenues, in total, for the three and six months ended June 30, 2002 were relatively unchanged compared to the corresponding 2001 periods. Increases in our revenues from our branded segment were offset by declines in our generic segment. Other net revenues increased as the result of the receipt of certain contingent payments relating to the settlement of a legal dispute.

Branded Pharmaceutical Products

The increase in net revenues for our branded pharmaceutical products is primarily the result of increased net revenues from our Women’s Health division. Contributing to the rise in our Women’s Health division’s net revenues was our launch, during the third quarter of 2001, of Microgestin®, an oral contraceptive product. In addition, net revenues from various other oral contraceptive products within the division increased from the 2001 periods as a result of price and sales unit volume increases.

Within our General Products division, the net revenues from Actigall®, which aids in the dissolution of certain types of gallstones, were offset by decreases in certain dermatology products, causing the General Products division’s net revenues, for the six months, to be consistent with those of the prior year. We acquired the product rights to Actigall® from Novartis during the first quarter of 2002.

The overall increase in net revenues from our branded segment was slightly impacted by a decrease in our Nephrology division, as the decline in net revenues of InFed® exceeded the increase in revenues from Ferrlecit®, our injectable products that treat iron deficiency anemia in patients with end-stage renal disease.

We continue to focus efforts on preparing the Oxytrol™ New Drug Application (NDA) amendment for submission to the Food and Drug Administration (the FDA). We met with the FDA in May 2002 regarding the Oxytrol™ “not approvable” letter received earlier this year. During the meeting, the FDA provided guidance and recommendations in order for us to prepare the amendment to the NDA. The FDA indicated that we could submit the Phase IIIb trial in the amendment as the second, confirmatory trial to our original Phase III study. We expect to submit the amendment by the end of the third quarter of 2002.

Overall, we expect branded net revenues in the second half of this year to approximate first half revenue levels as the result of increased competition in our Women’s Health and Nephrology divisions.

Generic Pharmaceutical Products

The decrease in the net revenues from our generic segment was primarily due to competitive pressures on price and sales volume resulting from the loss of marketing exclusivity of buspirone in 2002 and price concessions granted to customers for certain generic products during the first quarter of 2002. In April of 2001, we launched buspirone, the generic equivalent to Bristol-Myers Squibb’s BuSpar® and benefited from marketing exclusivity until February 2002. The decreases in buspirone net revenues were partially offset by an increase in net revenues from our nicotine gum product and second quarter net revenues from metformin, the generic equivalent to Bristol-Myers Squibb’s Glucophage®, which we launched during the first quarter of 2002.

For the remaining quarters in 2002, we expect generic net revenues to increase slightly compared to the second quarter of 2002. This expected revenue increase is dependent upon certain new generic product launches and our ability to increase our nicotine gum sales through the expansion of our customer base.

Net Revenues Mix

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Product Net Revenues Mix:
Branded pharmaceutical products	54%	42%	56%	47%
Generic pharmaceutical products	46%	58%	44%	53%

The percentage of generic product net revenues in the current year declined, primarily due to the loss of marketing exclusivity on buspirone and price concessions granted to customers for certain generic products during the first quarter of 2002. For the full year 2002, we expect our overall net product revenues mix to be approximately 54% branded and 46% generic.

    Gross Profit Margin on Product Net Revenues (Gross Margin)
    ($ in thousands):
	Three Months Ended			Six Months Ended
	June 30, 2002	June 30, 2001	% Change	June 30, 2002	June 30, 2001	% Change
Gross Margin by Segment:
Branded pharmaceutical products	80.4%	76.5%	5.1%	79.0%	78.3%	1.0%
Generic pharmaceutical products	24.8%	52.9%	(53.0)%	22.3%	42.1%	(47.0)%

Gross margin on product net revenues	54.6%	62.9%	(13.1)%	54.0%	59.0%	(8.4)%

Our overall gross margin on product net revenues decreased from the same periods in the previous year. This decrease was primarily due to the decrease in gross margin from our generic segment attributable to the high gross margin realized from sales of buspirone in the previous year, due to marketing exclusivity. In addition, pricing competition related to our 2002 product launches within our generic segment and price concessions provided to our customers during the first quarter of 2002 also contributed to the decrease.

For the six month period ended June 30, 2002, gross margin for our branded segment was relatively unchanged compared to the same period in the previous year. The improved branded gross margin for the three month period was primarily a result of increases in prices for oral contraceptives.

Research and Development (R&D) Expenses ($ in thousands):
	Three Months Ended			Six Months Ended
	June 30, 2002	June 30, 2001	% Change	June 30, 2002	June 30, 2001	% Change
R&D Expenses	$19,633	$14,159	38.7%	$38,015	$28,504	33.4%
as % of net revenues	6.5%	4.7%		6.5%	4.8%

The increase in research and development expenses is a result of increased spending on the development of branded products. While spending on generic projects declined, spending on clinical studies for branded products increased significantly from prior year periods. For the full year of 2002, we expect our research and development spending to be approximately $90 million, as we continue our development of branded products.

Selling, General and Administrative (SG&A) Expenses
($ in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2002	June 30, 2001	% Change	June 30, 2002	June 30, 2001	% Change
SG&A Expenses	$59,102	$54,516	8.4%	$120,668	$104,709	15.2%
as % of net revenues	19.7%	18.2%		20.6%	17.6%

Selling, general and administrative expenses increased from the corresponding 2001 periods due to expenses associated with our branded product focus and pre-launch costs associated with Oxytrol™. For the full year of 2002, we expect our selling, general and administrative spending to be approximately $240 million.

Amortization Expense
($ in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2002	June 30, 2001	% Change	June 30, 2002	June 30, 2001	% Change
Amortization Expense	$14,542	$20,327	(28.5)%	$27,836	$40,263	(30.9)%

The decrease in amortization expense was due primarily to the implementation of SFAS No. 142, which discontinued the amortization of goodwill effective January 1, 2002. See Note E in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

Loss from Joint Ventures ($ in thousands):
	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2002	2001	Change	2002	2001	Change
Loss from Joint Ventures	$755	$770	(1.9)%	$1,814	$1,780	1.9%

Our loss from joint ventures was primarily attributable to our 50% joint venture in Somerset Pharmaceuticals, Inc. (Somerset). We expect to continue recording losses from the Somerset joint venture for the balance of 2002.

Gain on Sale of Securities
($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2002	2001	Change	2002	2001	Change
Gain on Sale of Securities	$—	$16,398	(100.0)%	$—	$47,673	(100.0)%

During the current year, we did not sell any of our holdings in marketable securities. During the six months ended June 30, 2001, we sold approximately 900,000 shares of Andrx common stock for a pre-tax gain of $47.7 million. See Note A in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

Gain from Legal Settlement
($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2002	2001	Change	2002	2001	Change
Gain from legal settlement	$32,000	$—	n/a	$32,000	$—	n/a

During the second quarter of 2002, we received a one-time payment from Bristol-Myers Squibb of $32 million in relation to the settlement of a legal dispute. See Note G in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

Interest and Other Income
($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2002	2001	Change	2002	2001	Change
Interest & Other Income	$1,664	$611	172.3%	$3,292	$1,603	105.4%

The increase in interest and other income was caused by higher average cash balances generated primarily by cash flows from operations.

Interest Expense
($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2002	2001	Change	2002	2001	Change
Interest Expense	$5,783	$6,960	(16.9)%	$10,943	$14,678	(25.4)%
effective interest rate	5.1%	5.4%		4.7%	5.6%

The decrease in interest expense is primarily a result of lower average bank debt balances in the current year, compared to the corresponding 2001 period. During the first quarter of 2002, we capitalized interest expense related to a self-constructed asset of $0.8 million. No interest was capitalized during the three month period ended June 30, 2002, as such asset was placed in service. In the previous year, for the three and six month periods ended June 30, we capitalized interest expense of $2 million and $4.6 million, respectively, related to the carrying value of assets held for disposition and a self-constructed asset.

Income Tax Expense
($ in thousands):

	Three Months Ended			Six Months Ended
	June 30,	June 30,	%	June 30,	June 30,	%
	2002	2001	Change	2002	2001	Change
Income Tax Expense	$35,213	$43,030	(18.2)%	$54,464	$83,727	(35.0)%
effective tax rate	37.0%	39.4%		37.2%	39.4%

The decrease in the effective tax rates from the previous year’s periods was the result of our January 1, 2002 adoption of SFAS No. 142, which discontinued the amortization of goodwill. In previous periods, the amortization related to goodwill was non-deductible for tax purposes.

Liquidity and Capital Resources

We assess liquidity by our ability to generate cash to fund our operations. Significant factors that affect the management of our liquidity include: balances of cash, cash equivalents and marketable securities; cash flows provided by operations; levels of our accounts receivable, inventory and accounts payable balances; our investment in capital improvements; access to financing sources, including credit and equity arrangements; and the financial flexibility to attract long-term capital on satisfactory terms.

We generated cash in excess of our working capital requirements for the six months ended June 30, 2002. Our operating cash flows were $216.7 million for the first six months of 2002, compared to operating cash flows of $1.4 million for the first six months of 2001. The increase in 2002 was primarily due to the change, year over year, in income tax liabilities and accounts receivable balances. Significant uses of cash included acquisition of product rights ($70.5 million), principal payments on our term loan facility and acquisition liabilities ($37 million) and additions to property and equipment ($35.8 million). We currently expect to spend between $70 million and $80 million for property and equipment additions for the full year of 2002.

As discussed in Note F to Consolidated Financial Statements, we entered into a credit agreement with a bank and a consortium of lenders that included a $500 million term loan facility and a $200 million revolving credit facility. In connection with the acquisition of Schein Pharmaceutical, Inc., in July 2000, we borrowed the entire amount of the $500 million term loan. As of June 30, 2002, approximately $302 million remained outstanding under this term loan, at an effective annual interest rate of approximately 3.9%. Under the credit agreement, we are subject to certain financial and other operational covenants, all of which, as of June 30, 2002, we are in compliance. We have not drawn any amounts on the revolving credit facility.

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

Our cash and marketable securities totaled $337.8 million at June 30, 2002. The fair value of our marketable securities may fluctuate significantly due to volatility of the stock market and changes in general economic conditions. See Item 3. in this Quarterly Report. We believe that our cash and marketable securities balance, our cash flows from operations and the financing sources discussed herein will be sufficient to meet our normal operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or growth, or to refinance existing debt. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

•	the availability to us, on commercially reasonable terms, of raw materials and other third party sourced products;

•	our exposure to product liability and other lawsuits and contingencies;

•	our mix of product sales between branded products, which typically have higher margins, and generic products;

•	our dependence on revenues from significant products, in particular, Ferrlecit®, for which sales are in excess of 10% of our net revenues;

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

•
difficulties and delays inherent in product development, manufacturing and sale, such as products that may appear promising in the development stage may fail to reach market for numerous reasons, including efficacy or safety concerns; the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; seizure or recall of products; the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; and manufacturing or distribution problems;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	market acceptance of and continued demand for our products and the impact of competitive products and pricing;

•	our ability to successfully compete in both the branded and generic pharmaceutical product sectors;

•	our timely and successful implementation of strategic initiatives, including integrating companies we acquire; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission (SEC). Please also note that we provided a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001. The factors identified above and those set forth in our SEC filings are the factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk). We have not used derivative financial instruments in our investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of June 30, 2002, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $126.9 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary. At June 30, 2002, we had equity-method investments of $47.2 million and publicly traded equity securities (available-for-sale securities) at fair value of $79.7 million ($69.4 million of which was included in “Marketable securities” and $10.3 million of which was included in “Investments and other assets”). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at June 30, 2002, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $19.9 million, $31.9 million and $39.9 million, respectively.

As discussed in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report, our investment in Andrx consisted of approximately 1.5 million shares of Andrx common stock with a fair market value of $41.5 million at June 30, 2002. Because Andrx common stock is a publicly traded equity security, our holdings of Andrx have exposure to investment risk. The market price of Andrx common stock has been, and may continue to be, volatile. For example, on June 28, 2002, the last trading day in the second quarter of 2002, the closing price of Andrx common stock was $26.97. On August 7, 2002, before our filing of this Quarterly Report, the closing price of Andrx common stock was $20.59. The following table sets forth the high and low market price per share of Andrx common stock, based on published financial sources, through June 30, 2002 and for 2001:

	High	Low
2002, by quarter
First	$71.27	$31.13
Second	$48.20	$25.80

2001, by quarter
First	$72.25	$38.50
Second	$77.00	$44.94
Third	$77.39	$58.02
Fourth	$76.52	$61.30

In addition, our marketable securities include common stock of Dr. Reddy (also discussed in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report). As of June 30, 2002, Watson owned approximately 1.4 million shares of Dr. Reddy common stock with a market value of $27.9 million. Dr. Reddy’s shares trade on the Bombay Stock Exchange (BSE) and on the New York Stock Exchange in the form of American depositary shares. However, the shares of Dr. Reddy common stock that we hold are currently tradable only on the BSE, since our shares are not presently in the form of American depositary shares.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio and our variable rate debt. We generally invest our excess cash in money market mutual funds and other short-term, variable interest rate instruments. Currently, our cash balances are invested in short-term A-rated or higher fixed income securities. Consequently, our interest rate and principal risk are minimal.

As discussed in Note F of the Notes to Consolidated Financial Statements in this Quarterly Report, as of June 30, 2002 we had approximately $301.6 million outstanding under a LIBOR-based, variable interest rate term loan. A hypothetical 100 basis point increase in interest rates, based on the June 30, 2002 term loan balance, would reduce our annual net income by approximately $1.8 million. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair value of our fixed-rate senior unsecured notes approximated its carrying value of $148.9 million at June 30, 2002. While changes in market interest rates may affect the fair value of our fixed-rate long-term notes, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

PART II.    OTHER INFORMATION AND SIGNATURES

ITEM 1.    LEGAL PROCEEDINGS

The Company is party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2001 and in “Part II, Item 1. Legal Proceedings,” of our Quarterly Report on Form 10-Q for the period ended March 31, 2002. The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report and Quarterly Report referenced above.

Phen-fen Litigation.    With respect to the phentermine hydrochloride product liability lawsuits pending against the company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled and/or otherwise dismissed. As of July 15, 2002, approximately 165 actions were pending against the Company and other company entities in a number of state and federal courts. The Company believes that it will be fully indemnified by The Rugby Group’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc,) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

Buspirone Litigation.    The Company has responded to, and continues to respond to, discovery requests by the plaintiffs in the consolidated buspirone antitrust action pending in the United States District Court for the Southern District of New York (In re: Buspirone Antitrust Litigation, MDL Docket No. 1410), and requests for information by the Federal Trade Commission in connection with its investigation of matters related to buspirone. BMS is currently controlling the defense of these matters pursuant to the terms of the settlement agreement between BMS and the Company.

FDA Matters.    In May 2002, we announced that we had reached an agreement with the U.S. Food and Drug Administration (FDA) on the terms of a consent decree with respect to the Company’s Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP). The consent agreement with FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company’s Corona facility. The consent decree applies only to the Company’s Corona facility and not its other six manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with FDA’s current Good Manufacturing Practices (cGMPs) regulations. Pursuant to the agreement, Watson has hired an independent expert to conduct inspections of the Corona facility at least once each year. A report of each inspection by the independent expert will be prepared and submitted to the FDA and Watson, with an opinion from the expert as to cGMP compliance at the Corona facility. The first such expert report will be due in the first quarter of 2003. If, in the future, FDA determines that with respect to its Corona facility Watson has failed to comply with the consent decree or FDA regulations including cGMPs, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Governmental Reimbursement Investigations and Proceedings.    In July 2002, an action was filed in the California Superior Court for the County of Alameda against the Company and numerous other pharmaceutical companies (Rice v. Abbott Laboratories, Inc., et. al., Case No. 2002057720). The complaint alleges the Company, as successor-in-interest to Schein Pharmaceuticals, and other pharmaceutical companies violated California Business & Professions Code Section 17200 in connection with allegedly improper reporting of average wholesale prices of certain products, allegedly resulting in higher payments or co-payments by consumers. The plaintiff purports to represent a class of similarly situated consumers, and seeks equitable relief and unspecified compensatory, special and punitive damages. The Company has not yet responded to the complaint, but believes it has substantial defenses to the claims alleged by the plaintiff.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 20, 2002, the following proposals were set before the stockholders for their vote:

PROPOSAL ONE:    Election of two directors to hold office until the 2005 Annual Meeting:

DIRECTORS — CLASS I	Votes For	Votes Withheld
Michael J. Fedida	82,065,331	1,852,232
Albert F. Hummel	82,063,290	1,854,364

PROPOSAL TWO:    Ratification of the selection of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2002:

For	77,416,986
Against	4,133,258
Abstain	357,210
Broker non-votes	10,200

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Reference is hereby made to the Exhibit Index on page 22.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2002:

On May 3, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 5, the agreement reached with the U.S. Food and Drug Administration regarding the Company’s Corona, California facility.

On May 17, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 5, the announcement of a change in senior management.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)

By:	/s/ MICHAEL E. BOXER
Michael E. Boxer Senior Vice President—Chief Financial Officer (Principal Financial Officer)

By:	/s/ R. TODD JOYCE
R. Todd Joyce Vice President—Corporate Controller and Treasurer (Principal Accounting Officer)

Dated: August 14, 2002

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended June 30, 2002

Exhibit No.	Description

*10.1	Key Employment Agreement entered into as of May 1, 2002 by and between Don Britt and the Company.

*	Compensation Plan or Agreement