Form 10-Q
period 2002-09-30
WATSON PHARMACEUTICALS INC
filed 2002-11-12
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

The number of shares outstanding of the Registrant’s only class of common stock as of November 6, 2002 was approximately 106,872,921.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$249,035	$193,731
Marketable securities	58,277	135,688
Accounts receivable, net	181,180	173,085
Assets held for disposition	11,319	45,496
Inventories	315,788	252,325
Prepaid expenses and other current assets	24,187	32,710
Deferred tax assets	59,603	56,703

Total current assets	899,389	889,738
Property and equipment, net	273,478	234,911
Investments and other assets	95,437	113,086
Deferred tax assets	21,675	21,675
Product rights and other intangibles, net	903,076	825,936
Goodwill	442,988	442,988

Total Assets	$2,636,043	$2,528,334

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$172,541	$159,809
Income taxes payable	107,946	10,766
Current portion of long-term debt	79,392	68,102
Current liability incurred for acquisitions of products and businesses	2,728	6,448

Total current liabilities	362,607	245,125
Long-term debt	355,656	415,703
Long-term liability incurred for acquisitions of products and businesses	5,962	9,311
Deferred tax liabilities	151,457	186,145

Total liabilities	875,682	856,284

Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 106,863,700 and 106,458,800 shares outstanding	353	351
Additional paid-in capital	796,782	790,742
Retained earnings	955,752	823,054
Accumulated other comprehensive income	7,474	57,903

Total stockholders’ equity	1,760,361	1,672,050

Total liabilities and stockholders’ equity	$2,636,043	$2,528,334

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$307,860	$270,942	$893,624	$866,766
Cost of sales	137,015	140,398	398,545	383,136

Gross profit	170,845	130,544	495,079	483,630

Operating expenses:
Research and development	22,234	14,228	60,249	42,732
Selling, general and administrative	55,140	48,409	175,808	153,118
Amortization	16,176	17,681	44,012	57,944
Charge for asset impairment	—	147,596	—	147,596
Loss on assets held for disposition	8,072	50,705	21,817	50,705

Total operating expenses	101,622	278,619	301,886	452,095

Operating income (loss)	69,223	(148,075)	193,193	31,535

Other income (expense):
Equity in losses of joint ventures	(1,945)	(1,170)	(3,759)	(2,950)
Gain on sales of securities	—	4,495	—	52,168
Gain from legal settlement	—	60,517	32,000	60,517
Interest and other income	2,645	838	5,937	2,441
Interest expense	(5,747)	(7,203)	(16,690)	(21,881)

Total other income (expense), net	(5,047)	57,477	17,488	90,295

Income (loss) before income taxes	64,176	(90,598)	210,681	121,830
Provision (benefit) for income taxes	23,519	(31,965)	77,983	51,762

Net income (loss)	$40,657	$(58,633)	$132,698	$70,068

Earnings (loss) per share:
Basic	$0.38	$(0.55)	$1.24	$0.66

Diluted	$0.38	$(0.55)	$1.24	$0.65

Weighted average shares outstanding:
Basic	106,784	106,343	106,590	106,008

Diluted	107,199	106,343	107,284	108,421

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,698	$70,068

Reconciliation to net cash provided by operating activites:
Depreciation	18,900	17,642
Amortization	44,012	57,944
Charge for asset impairment	—	147,596
Loss on assets held for disposition	—	45,346
Deferred income tax benefit	(4,691)	(59,993)
Equity in losses of joint ventures	3,467	3,317
Gain on sales of securities	—	(52,168)
Tax benefits related to exercises of stock options	1,240	9,200
Other	977	(3,308)
Changes in assets and liabilities:
Accounts receivable	(8,095)	(126,043)
Assets held for disposition	34,177	(11,508)
Inventories	(63,463)	(2,145)
Prepaid expenses and other current assets	5,945	(13,832)
Accounts payable and accrued expenses	12,532	(55,147)
Income taxes payable	97,181	83,788
Other assets	9,892	(11,563)

Total adjustments	152,074	29,126

Net cash provided by operating activities	284,772	99,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(56,220)	(48,240)
Acquisitions of product rights	(121,152)	(15,709)
Issuance of note receivable	—	(3,500)
Proceeds from sales of marketable equity securities	—	54,345
Other investing activities, net	(1,248)	251

Net cash used in investing activities	(178,620)	(12,853)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt and acquisition liabilities	(55,651)	(42,703)
Proceeds from stock plans	4,803	21,668

Net cash used in financing activities	(50,848)	(21,035)

Net increase in cash and cash equivalents	55,304	65,306
Cash and cash equivalents at beginning of period	193,731	66,194

Cash and cash equivalents at end of period	$249,035	$131,500

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – GENERAL

     Watson Pharmaceuticals, Inc. (Watson or the Company) is a diversified specialty pharmaceutical company primarily engaged in the development, manufacture, marketing, sale and distribution of both branded and off-patent (generic) pharmaceutical products. Watson also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms.

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

     Andrx is primarily engaged in the formulation and commercialization of controlled-release pharmaceutical products using proprietary drug delivery technologies.  Andrx common stock trades on the Nasdaq National Market System under the symbol ADRX.  As of September 30, 2002, Watson owned approximately 1.5 million shares of Andrx common stock (approximately 2% of the total Andrx common stock then outstanding) with a market value of $34.0 million. The unrealized gain on the Company’s investment in Andrx was $17.9 million and $62.4 million (net of income taxes of $12.0 million and $41.6 million) at September 30, 2002 and December 31, 2001, respectively.  This unrealized gain was included in accumulated other comprehensive income in the stockholders’ equity section of Watson’s consolidated balance sheets within this quarterly report.

     Watson sold no shares of Andrx common stock during the nine months ended September 30, 2002.  During the three months ended September 30, 2001, Watson sold 70,000 shares of Andrx common stock for approximately $4.7 million and recorded a pre-tax gain of $4.5 million.  During the nine months ended September 30, 2001, Watson sold approximately 958,000 shares of Andrx common stock for $54.3 million and recorded a pretax gain of $52.2 million.

     Dr. Reddy is a developer and manufacturer of active pharmaceutical ingredients and pharmaceutical products.  Dr. Reddy’s shares trade on the Bombay Stock Exchange and on the New York Stock Exchange in the form of American depositary shares.  As of September 30, 2002, Watson owned approximately 1.4 million shares of Dr. Reddy common stock (approximately 2% of the total Dr. Reddy common shares then outstanding) with a market value of $24.2 million.  The unrealized gain on the Company’s investment in Dr. Reddy was $2.1 million and $4.1 million (net of income taxes of $1.4 million and $2.7 million), at September 30, 2002 and December 31, 2001, respectively.

     The Company did not sell any of its shares of Dr. Reddy during the nine month periods ending September 30, 2002 and 2001.

Comprehensive income (loss)

     Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  Watson’s other comprehensive income (loss) is comprised of unrealized gains (losses) on its holdings of publicly traded equity securities, net of realized gains included in net income (loss).  The components of comprehensive income (loss) and related income taxes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$40,657	$(58,633)	$132,698	$70,068

Other comprehensive (loss) income:
Unrealized holding (loss) gain on securities	(16,368)	(20,137)	(84,049)	12,011
Less related income taxes	6,547	8,055	33,620	(4,804)

Total unrealized (loss) gain on securities, net	(9,821)	(12,082)	(50,429)	7,207

Reclassification for gains included in net income (loss)	—	(4,495)	—	(52,168)
Less related income taxes	—	1,686	—	19,659

Total reclassification, net	—	(2,809)	—	(32,509)

Total other comprehensive loss	(9,821)	(14,891)	(50,429)	(25,302)

Total comprehensive income (loss)	$30,836	$(73,524)	$82,269	$44,766

Recent accounting pronouncements

     In August 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company adopted the provisions of SFAS No. 144 on January 1, 2002, which had no material impact on the Company’s results of operations or financial position.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under previous guidance. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

Earnings (loss) per share

     Basic earnings (loss) per share is computed by dividing net income by the weighted average common shares outstanding during a period.  Diluted earnings (loss) per share is based on the treasury stock method and is computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the periods presented assuming the exercise of all in-the-money stock options.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  A reconciliation of the numerators and denominators of basic and diluted earnings (loss) per share consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Numerator:
Net income (loss)	$40,657	$(58,633)	$132,698	$70,068

Denominator:
Basic weighted average common shares outstanding	106,784	106,343	106,590	106,008
Effect of dilutive stock options	415	—	694	2,413

Diluted weighted average common shares outstanding	107,199	106,343	107,284	108,421

Basic earnings (loss) per share	$0.38	$(0.55)	$1.24	$0.66

Diluted earnings (loss) per share	$0.38	$(0.55)	$1.24	$0.65

     Excluded from the computation of diluted earnings (loss) per share are outstanding common stock options with an exercise price greater than the average market price of the common shares for the period reported. For the three month periods, excluded from the computation were stock options to purchase 10.8 million and 2.1 million common shares at September 30, 2002 and 2001, respectively.  For the nine month periods, excluded from the computation were stock options to purchase 10.4 million and 1.5 million common shares at September 30, 2002 and 2001, respectively.

NOTE B – ACQUISITIONS OF PRODUCT RIGHTS

     In January 2002, Watson acquired the United States (U.S.) rights to Actigall® (ursodiol USP capsules) from Novartis Pharmaceuticals Corporation (Novartis).  Actigall® contains ursodiol, a naturally occurring bile acid.  The product was introduced in the U.S. in 1988.  Actigall® is indicated for the dissolution of certain types of gallbladder stones and the prevention of gallstone formation in obese patients experiencing rapid weight loss.  Watson also has certain negotiation rights relating to the commercialization of the product for the prevention of colorectal growths, an indication Novartis currently has under development.  The Company paid approximately $70 million in cash for the rights to Actigall®.

     In August 2002, Watson acquired the exclusive U.S. rights to the 30mg and 60mg dosage strengths of nifedipine ER tablets from Elan Corporation, PLC (Elan).  Nifedipine ER is the generic version of Bayer AG’s Adalat CC®, indicated for the treatment of hypertension.  Watson paid approximately $43 million in cash for the rights to nifedipine ER.

NOTE C – OPERATING SEGMENTS

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues:
Branded pharmaceutical products	$162,359	$127,097	$479,913	$403,162
Generic pharmaceutical products	136,291	141,530	387,383	457,316
Other	9,210	2,315	26,328	6,288

Total net revenues	$307,860	$270,942	$893,624	$866,766

Gross profit:
Branded pharmaceutical products	$129,673	$88,819	$380,695	$304,938
Generic pharmaceutical products	31,962	39,410	88,056	172,404
Other	9,210	2,315	26,328	6,288

Total gross profit	$170,845	$130,544	$495,079	$483,630

NOTE D – INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

Raw materials	$108,472	$86,844
Work-in-process	58,125	56,377
Finished goods	149,191	109,104

Total inventories	$315,788	$252,325

NOTE E – ADOPTION OF SFAS NO. 142 “GOODWILL AND OTHER INTANGIBLE ASSETS”

     On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment annually and written off when impaired, rather than being amortized as previous standards required.

     Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units.  The Company’s reporting units have been identified by Watson as branded and generic pharmaceutical products.  The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  Under SFAS No. 142, goodwill is considered impaired if the carrying amount exceeds the fair value of the asset.  During the second quarter of 2002, the Company performed this assessment and determined there was no indication of goodwill impairment.

     A reconciliation of reported net income (loss) and basic and diluted earnings (loss) per share, assuming SFAS No. 142 was applied retroactively, is as follows (in thousands, except for earnings (loss) per share):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss) as reported	$40,657	$(58,633)	$132,698	$70,068
Add back:
Goodwill amortization	—	5,359	—	15,148

Adjusted net income (loss)	$40,657	$(53,274)	$132,698	$85,216

Basic earnings (loss) per share:
Net earnings (loss) as reported	$0.38	$(0.55)	$1.24	$0.66
Goodwill amortization	—	0.05	—	0.14

Adjusted net earnings (loss)	$0.38	$(0.50)	$1.24	$0.80

Diluted earnings (loss) per share:
Net earnings (loss) as reported	$0.38	$(0.55)	$1.24	$0.65
Goodwill amortization	—	0.05	—	0.14

Adjusted net earnings (loss)	$0.38	$(0.50)	$1.24	$0.79

     There was no impairment of or additions to goodwill recorded during the nine months ended September 30, 2002.  At September 30, 2002, goodwill for the Company’s reporting units consisted of the following (in thousands):

Branded pharmaceutical products	$358,798
Generic pharmaceutical products	84,190

Total goodwill	$442,988

   Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets is as follows (in thousands):

	September 30, 2002	December 31, 2001

Product rights and related intangibles	$1,103,944	$984,771
Less accumulated amortization	(200,868)	(158,835)

Total product rights and related intangibles, net	$903,076	$825,936

     Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $59 million in 2002, $64 million in 2003, and approximately $60 million in each of 2004, 2005, and 2006.  The Company’s current product rights and related intangibles have a weighted average useful life of approximately nineteen years.

NOTE F – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30, 2002	December 31, 2001

Term loan facility, due 2005	$285,773	$333,402
Senior unsecured notes, 7.125%, face amount of $150 million, due 2008	148,985	148,874
Other notes payable	290	1,529

Total debt	$435,048	$483,805
Less current portion	(79,392)	(68,102)

Total long-term debt	$355,656	$415,703

     In July 2000, the Company entered into a credit agreement that provided for a $500 million term loan facility and a $200 million revolving credit facility for working capital and other needs.  Watson subsequently borrowed $500 million through the term loan facility, which is repaid in quarterly increments.  The interest rate under this credit agreement is at a spread over the London Interbank Offered Rate (LIBOR).  The LIBOR rate, which is subject to market fluctuations, may also change.  At September 30, 2002, the effective annual interest rate on borrowings under this credit agreement was approximately 3.9%.  Watson is subject to customary financial and operational covenants.  As of September 30, 2002, the Company had not drawn any funds from the $200 million revolving credit facility.

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

NOTE G – GAIN FROM LEGAL SETTLEMENT

     On April 1, 2002, the Company reached a settlement with Bristol-Myers Squibb (BMS) resolving all outstanding disputes between the companies related to buspirone.  As a result of the settlement, Watson recorded a non-recurring gain of $32 million during the second quarter of 2002.  In addition, BMS reimbursed the Company for certain expenses associated with the litigation.

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

Results of Operations

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

Net Revenues by Segment:
Branded pharmaceutical products	$162,359	$127,097	27.7%)	$479,913	$403,162	19.0%)
Generic pharmaceutical products	136,291	141,530	(3.7)%	387,383	457,316	(15.3)%
Other	9,210	2,315	297.8%)	26,328	6,288	318.7%)

Total net revenues	$307,860	$270,942	13.6%)	$893,624	$866,766	3.1%)

     Total net revenues for the three and nine months ended September 30, 2002 increased compared to each of the corresponding 2001 periods.  Increases in net revenues from our branded segment were partially offset by declines in our generic segment.  Other net revenues increased as the result of the receipt of certain contingent payments relating to the settlement of a legal dispute and the timing of revenues received from research, development, and licensing fees.

Branded Pharmaceutical Products

     The increase in net revenues from our branded pharmaceutical products is primarily attributable to revenue growth within our Women’s Health and General Products divisions.  Contributing to the rise in our Women’s Health division’s net revenues was our launch of Microgestin®, an oral contraceptive product, late in the third quarter of 2001.  In addition, net revenues from various other oral contraceptive products within the division increased from the 2001 periods as a result of increases in price and unit sales increases.

     The increase in net revenues from our General Products division is primarily attributable to increases in net revenues from a variety of products, including Actigall® and Androderm®. We acquired the United States product rights to Actigall®,  which aids in the dissolution of certain types of gallstones, from Novartis during the first quarter of 2002.  The increase in net revenues of Androderm®, a male hormone replacement transdermal patch, was due mostly to price increases and increased market share.

     The overall increase in net revenues from our branded segment was impacted by a decrease in sales within our Nephrology division.  For the quarter, net revenues from both InFed® and Ferrlecit®, our injectable products that treat iron deficiency anemia in patients with end-stage renal disease, decreased compared to the same quarter in 2001.  This decrease was a result of unit sales declines due to increased competition.  Year to date, net revenues from Ferrlecit® increased from the previous year due to unit sales increases.  However, the increase was offset by unit sales declines from InFed®.

     In August 2002, we resubmitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (the FDA) for Oxytrol ™, our transdermal oxybutynin therapy for the treatment of overactive bladder.  The FDA has accepted for filing our resubmitted NDA and we expect to receive a response from the FDA on the application during the first quarter of 2003.

Generic Pharmaceutical Products

     The decrease in the net revenues from our generic segment was primarily due to competitive pressures on price and unit sales, resulting from the loss of marketing exclusivity of buspirone.  In April 2001, we launched buspirone, the generic equivalent to Bristol-Myers Squibb’s BuSpar® and benefited from marketing exclusivity until February 2002.

     Net revenues from new product launches during the current year helped mitigate the overall decline in our generic segment.  The following table provides information related to some of our key generic product launches during 2002:

Product Name	Comparable Brand Name	Brand Holder	Therapeutic Classification	Quarter Launched

Metformin	Glucophage®	Bristol-Myers Squibb	Glycemic control	Q2
Tramadol	Ultram®	Ortho-McNeil	Analgesic	Q3
Nifedipine ER	Adalat CC®	Bayer AG	Anti-hypertensive	Q3
Lisinopril	Zestril®	AstraZeneca	Anti-hypertensive	Q3

Net Revenues Mix

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Product Net Revenues Mix:
Branded pharmaceutical products	54%	47%	55%	47%
Generic pharmaceutical products	46%	53%	45%	53%

     Generic product net revenues as a percentage of total product net revenues declined in 2002.  This decline was primarily due to the loss of marketing exclusivity on buspirone.

Gross Profit Margin on Product Net Revenues (Gross Margin)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2002	2001	% Change	2002	2001	% Change

Gross Margin by Segment:
Branded pharmaceutical products	79.9%	69.9%	14.3%)	79.3%	75.6%	4.9%)
Generic pharmaceutical products	23.5%	27.8%	(15.8)%	22.7%	37.7%	(39.7)%
Gross margin on product net revenues	54.1%	47.7%	13.4%)	54.0%	55.5%	(2.6)%

     Our gross margin on product net revenues improved for the third quarter of 2002 compared to the corresponding period in the previous year.   The reduced margin for the third quarter of 2001 was primarily attributable to a $21 million inventory charge, reducing gross profit within both our branded and generic segments.  The improved margin in the third quarter of 2002 was offset, in part, by a decline in our gross margin from generic products due to the loss of marketing exclusivity of buspirone.

     The decline in our gross margin on product net revenues for the nine month period was primarily attributable to the loss of marketing exclusivity of buspirone in the generic segment.  This decline was partially offset by gross margins on products launched during the third quarter of 2002 and the 2001 inventory charge discussed above.

Research and Development (R&D) Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

R&D expenses	$22,234	$14,228	56.3%	$60,249	$42,732	41.0%
as % of net revenues	7.2%	5.3%		6.7%	4.9%

     The increase in research and development expenses was primarily a result of increased spending on clinical studies for both branded and generic products.

     As a result of the National Institute of Health’s early termination of a portion of the Women’s Health Initiative trial and its impact on the hormone replacement therapy market as well as the reactions of the medical community, we have decided to terminate our oral estradiol plus progesterone combination hormone replacement Phase III study.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

SG&A expenses	$55,140	$48,409	13.9%	$175,808	$153,118	14.8%
as % of net revenues	17.9%	17.9%		19.7%	17.7%

     The increase in selling, general and administrative expenses for the three month periods was primarily due to the receipt of a reimbursement associated with a legal settlement during the third quarter of 2001, which decreased the expense for that period.  For the nine month period, the increase over the corresponding 2001 period was primarily due to pre-launch costs associated with Oxytrol™.

Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

Amortization	$16,176	$17,681	(8.5)%	$44,012	$57,944	(24.0)%

     The decrease in amortization expense was due primarily to the implementation of SFAS No. 142, which discontinued the amortization of goodwill effective January 1, 2002.  See Note E in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.  In addition, during the third quarter of 2001, we recognized an impairment charge and adjusted the carrying value of our product rights for Dilacor XR®.  This adjustment resulted in a substantial decrease in amortization expense for the third quarter of 2001 and subsequent periods as a result of the lower carrying value.  These decreases were partially offset by current year amortization expense related to new product acquisitions. See Note B in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

Charge for Asset Impairment

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

Charge for asset impairment	$—	$147,596	(100.0)%	$—	$147,596	(100.0)%

     During the three months ended September 30, 2001, we recognized an impairment charge, adjusting the carrying value of our product rights for Dilacor XR®, as a result of declines in revenue and gross profit contribution from product sales.

Loss on Assets Held for Disposition

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

Loss on assets held for disposition	$8,072	$50,705	(84.1)%	$21,817	$50,705	(57.0)%

     Our loss on assets held for disposition is primarily related to Steris Laboratories, Inc. (Steris), our injectable products manufacturing facility located in Phoenix, Arizona.  The current periods’ losses represent the facility’s operating expenses for the three and nine months ended September 30, 2002.  The loss in the previous year is comprised of operating expenses of  $5.3 million and an adjustment of $45.4 million to the carrying value of certain assets.  We continue to discuss the potential sale of the Steris facility with interested parties.

Loss from Joint Ventures

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

Loss from joint ventures	$1,945	$1,170	66.2%	$3,759	$2,950	27.4%

     Our loss from joint ventures was primarily attributable to losses from Somerset Pharmaceuticals, Inc. (Somerset), our 50% joint venture.  The increase in the loss from Somerset is a result of decreased net revenues and higher research and development spending. We expect to continue recording losses from the Somerset joint venture for the balance of 2002.

Gain on Sale of Securities

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

Gain on sale of securities	$—	$4,495	(100.0)%	$—	$52,168	(100.0)%

     During the first three quarters of 2002, we did not sell any of our holdings in marketable securities.  During the three months ended September 30, 2001, we sold approximately 70,000 shares of Andrx common stock for a pre-tax gain of $4.5 million.  During the nine months ended September 30, 2001, we sold approximately 958,000 shares of Andrx common stock for a pre-tax gain of $52.2 million.  See Note A in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

Gain from Legal Settlement

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

Gain from legal settlement	$—	$60,517	(100.0)%	$32,000	$60,517	(47.1)%

     During the second quarter of 2002, we received a one-time payment from Bristol-Myers Squibb of $32 million relating to the settlement of a legal dispute. See Note G in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.  In the third quarter of 2001, we recorded a gain from our litigation settlement with Rhone-Poulenc Rorer, Inc. related to Dilacor XR® and its generic equivalent.

Interest and Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

Interest and other income	$2,645	$838	215.6%	$5,937	$2,441	143.2%

     The increase in interest and other income was the result of higher average cash balances, generated primarily by cash flows from operations.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

Interest expense	$5,747	$7,203	(20.2)%	$16,690	$21,881	(23.7)%
effective interest rate	5.0%	5.7%		4.9%	5.6%

     Interest expense declined due to lower average bank debt balances and lower effective interest rates in the current year, compared to the corresponding 2001 period.  For the nine months ended September 30, 2002, we capitalized interest of $0.8 million related to self-constructed assets and the implementation of our new Enterprise Resource Planning (ERP) system.  During the three and nine month periods ended September 30, 2001, we capitalized interest expense of $0.7 million and $4.6 million, respectively, related to the carrying value of assets held for disposition and self-constructed assets.

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,

($ in thousands):	2002	2001	% Change	2002	2001	% Change

Income taxes	$23,519	$(31,965)	(173.6)%	$77,983	$51,762	50.7%
effective tax rate	36.6%	35.3%		37.0%	42.5%

     The change in the effective tax rate for the three and nine month periods was primarily the result of our January 1, 2002 adoption of SFAS No. 142, which discontinued the amortization of goodwill.  In previous periods, the amortization related to goodwill was non-deductible for tax purposes.

Liquidity and Capital Resources

     We assess liquidity by our ability to generate cash to fund our operations.  Significant factors that affect the management of our liquidity include: current balances of cash, cash equivalents and value of marketable securities; expected cash flows provided by operations; current levels of our accounts receivable, inventory and accounts payable balances; our expected investment in capital improvements; access to financing sources, including credit and equity arrangements; and the financial flexibility to attract long-term capital on satisfactory terms.

     We generated cash in excess of our working capital requirements for the nine months ended September 30, 2002.  Our cash flows provided by operations were $284.8 million for the first nine months of 2002, compared to $99.2 million for the first nine months of 2001.  This increase in cash flow from operations was primarily due to the change, year over year, in net income and balances of accounts receivable, accounts payable and accrued expenses.  This increase was impacted by the build-up of inventories in support of expected new product launches and marketing initiatives. Significant uses of cash included the acquisition of product rights ($121.2 million), principal payments on our term loan facility and acquisition liabilities ($55.7 million) and additions to property and equipment ($56.2 million). We currently expect to spend between $75 million and $80 million for capital expenditures during 2002, of which we expect approximately $22 million to be related to the installation and implementation of our new ERP system.

     As discussed in Note F to Consolidated Financial Statements, we entered into a credit agreement with a bank and a consortium of lenders that included a $500 million term loan facility and a $200 million revolving credit facility.  In connection with the acquisition of Schein Pharmaceutical, Inc. in July 2000, we borrowed the entire amount of the $500 million term loan.  As of September 30, 2002, approximately $286 million remained outstanding under this term loan, at an effective annual interest rate of approximately 3.9%.  As of September 30, 2002, scheduled quarterly principal payments under the term loan for the next twelve months total $79.4 million.  Under the credit agreement, we are subject to certain financial and other operational covenants, all of which, as of September 30, 2002, we are in compliance.  We have not drawn any amounts on the revolving credit facility.

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

     Our cash and marketable securities totaled approximately $307 million at September 30, 2002.  The fair value of our marketable securities may fluctuate significantly due to volatility of the stock market and changes in general economic conditions.  See Item 3. in this Quarterly Report.  We believe that our cash and marketable securities balance and our expected cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments.  In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, or to refinance existing debt.  If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

•	the availability to us, on commercially reasonable terms, of raw materials and other third party sourced products;

•	our exposure to product liability and other lawsuits and contingencies;

•	our mix of product sales between branded products, which typically have higher margins, and generic products;

•	our dependence on revenues from significant products, in particular, Ferrlecit®, for which current 2002 net revenues are slightly in excess of 10% of our total net revenues;

•

the ability of third parties to assert patents or other intellectual property rights against us which, among other things, could cause a delay or disruption in the manufacture, marketing or sale of our products;

•	our ability to license patents or other intellectual property rights from third parties on commercially reasonable terms;

•	the expiration of patent and regulatory exclusivity on certain of our products that will result in competitive and pricing pressures;

•	difficulties and delays inherent in product development, manufacturing and sale, such as:

	-	products that may appear promising in the development stage may fail to reach market for numerous reasons, including efficacy or safety concerns;

	-	the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture;

	-	seizure or recall of products;

	-	the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; and

	-	manufacturing or distribution problems;

•	our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

•	market acceptance of and continued demand for our products and the impact of competitive products and pricing;

•	our ability to successfully compete in both the branded and generic pharmaceutical product sectors;

•	our timely and successful implementation of strategic initiatives, including integrating companies and products we acquire; and

•	other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSU RE ABOUT MARKET RISK

     We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk).  We have not used derivative financial instruments in our investment portfolio.  The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

     As of September 30, 2002, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $111 million.  We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary.  At September 30, 2002, we had equity-method investments of $45.9 million and publicly traded equity securities (available-for-sale securities) with a fair value of $65.1 million ($58.3 million of which was included in “Marketable securities” and $6.8 million of which was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at September 30, 2002, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $16.3 million, $26.0 million and $32.6 million, respectively.

     As discussed in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report, our investment in Andrx consisted of approximately 1.5 million shares of Andrx common stock with a fair market value of $34 million at September 30, 2002.  Because Andrx  common stock is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.  The market price of Andrx common stock has been, and may continue to be, volatile.  For example, on September 30, 2002, the last trading day in the second quarter of 2002, the closing price of Andrx common stock was $22.15.  On November 6, 2002, before our filing of this Quarterly Report, the closing price of Andrx common stock was $17.50.  The following table sets forth the high and low market price per share of Andrx common stock, based on published financial sources, through September 30, 2002 and for 2001:

	High	Low

2002, by quarter
First	$71.27	$31.13
Second	$48.20	$25.80
Third	$27.89	$16.61
2001, by quarter
First	$72.25	$38.50
Second	$77.00	$44.94
Third	$77.39	$58.02
Fourth	$76.52	$61.30

     In addition, our marketable securities include common stock of Dr. Reddy (also discussed in Note A of the Notes to Consolidated Financial Statements in this Quarterly Report).  As of September 30, 2002, Watson owned approximately 1.4 million shares of Dr. Reddy common stock with a market value of $24.2 million. Dr. Reddy’s shares trade on the Bombay Stock Exchange (BSE) and on the New York Stock Exchange in the form of American depositary shares.  However, the shares of Dr. Reddy common stock that we hold are currently tradable only on the BSE, since our shares are not presently in the form of American depositary shares.

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

     As discussed in Note F of the Notes to Consolidated Financial Statements in this Quarterly Report, as of September 30, 2002 we had approximately $285.8 million outstanding under a LIBOR-based, variable interest rate term loan.  A hypothetical 100 basis point increase in interest rates, based on the September 30, 2002 term loan balance, would reduce our annual net income by approximately $1.7 million.  Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair value of our fixed-rate senior unsecured notes approximated its carrying value of $149 million at September 30, 2002.  While changes in market interest rates may affect the fair value of our fixed-rate long-term notes, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

     At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

ITEM 4.	CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, the Company has investments in certain unconsolidated entities.  As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1.	LEGAL PROCEEDINGS

     The Company is party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2001 and in “Part II, Item 1. Legal Proceedings,” of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002.  The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report and Quarterly Report referenced above.

Phen-fen Litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled and/or otherwise dismissed.  As of October 15, 2002, approximately 150 actions were pending against the Company and other Company entities in a number of state and federal courts.  The Company believes that it will be fully indemnified by The Rugby Group’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc,) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these cases as the indemifying party under its agreements with the Company.

Cipro Litigation.   With respect to the Cipro litigation, the plaintiffs in several of the actions have filed amended complaints and motions seeking class certification.  The defendants are conducting discovery and investigation in connection with the motions seeking class certification, but have not yet responded to the motions.  The defendants have moved to dismiss the complaints in several of the actions.  The courts in which the dismissal motions were filed have not yet ruled.  In other actions, the plaintiffs have filed amended and/or consolidated complaints, to which the Company has not yet responded.  Aventis is currently controlling the defense of these matters as the indemnifying party under its agreements with the Company.

Governmental Reimbursement Investigations and Proceedings.   In August 2002, the defendants in the Rice v. Abbott Laboratories, Inc. matter filed a Notice of Removal of the action to the United States District Court for the Northern District of California.  Thereafter, the plaintiff moved to remand the action to the California Superior Court.  The defendants opposed the motion to remand, and the court has not yet ruled.  In August and September 2002, several additional actions were filed in the California Superior Court against the Company and numerous other pharmaceutical companies, generally alleging representative class claims that are similar to the claims alleged in the Rice v. Abbott Laboratories, Inc. matter.  The defendants have filed Notices of Removal of these matters to the United States District Court.  Additionally, in September 2002 the Company was named as a defendant in a consolidated class action complaint pending in the United States District Court for the District of Massachusetts (In re Pharmaceutical Industry Average Wholesale Price Litigation, Case No. MDL No. 1456).  The action alleges that the Company and other pharmaceutical companies engaged in fraudulent price reporting practices related to the reporting of the average wholesale prices of certain products, and committed other improper acts in order to increase prices and market shares.  The Company has not yet responded to these actions, but believes it has substantial defenses to the claims alleged by the various plaintiffs. These actions, if successful, could adversely affect the Company and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 26.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

On August 14, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 5, the certifications required by the Sarbanes-Oxley Act of 2002 for the 10-Q for the quarterly period ended June 30, 2002.

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

R. Todd Joyce Vice President – Corporate Controller and Treasurer (Principal Accounting Officer)

Dated: November 12, 2002

CERTIFICATIONS

I, Allen Chao, Chairman and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Watson Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ ALLEN CHAO, Ph.D.

Allen Chao, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

I, Michael E. Boxer, Senior Vice President – Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Watson Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ MICHAEL E. BOXER

Michael E. Boxer Senior Vice President – Chief Financial Officer (Principal Financial Officer)

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended September 30, 2002

Exhibit No.	Description

*10.1	Key Employment Agreement entered into as of August 15, 2002 by and between Charles Ebert and the Company.

*Compensation Plan or Agreement