Form 10-K
period 2002-12-31
WATSON PHARMACEUTICALS INC
filed 2003-03-03
CIK 884629

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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
(909) 493-5300 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0033 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 28, 2002:
$2,695,265,200 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant's Common Stock outstanding on February 26, 2003: 106,940,973

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the registrant's proxy statement for the 2003 Annual Meeting of Stockholders, to be held on May 19, 2003. Such proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2002.

WATSON PHARMACEUTICALS, INC

INDEX TO FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1. BUSINESS

Business Overview

        Watson Pharmaceuticals, Inc. (Watson, which may be referred to as we, us or our) is engaged in the development, manufacture, marketing, sale and distribution of branded and off-patent (generic) pharmaceutical products. We also develop advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms. Watson operates manufacturing, distribution, research and development, and administrative facilities primarily in the United States of America (U.S.).

        Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. In February 1993, we completed our initial public offering. Through internal product development and synergistic acquisitions of products and businesses, we have grown into a diversified specialty pharmaceutical company. As of December 31, 2002, we marketed more than 30 branded pharmaceutical products and approximately 130 generic pharmaceutical products.

        Our principal executive offices are located at 311 Bonnie Circle, Corona, California, 92880. Our internet website address is www.watsonpharm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, from 1998 to present, are available free of charge on our internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (SEC).

Business Developments

        In January 2002, we acquired the U.S. rights to Actigall® from Novartis Pharmaceuticals Corporation (Novartis). Actigall® contains ursodiol, a naturally occurring bile acid, and was introduced in the U.S. in 1988. Actigall® is indicated for the dissolution of certain types of gallbladder stones and the prevention of gallstone formation in obese patients experiencing rapid weight loss.

        Effective March 2002, we entered into an agreement with Baxter Healthcare Corporation (Baxter) for co-promotion of Ferrlecit® in the U.S. renal market. In December 2002, we received notification from Baxter that this relationship will terminate effective March 2004 as a result of its acquisition of a majority stake in ESI Lederle (ESI), a manufacturer of generic injectable products. Prior to the acquisition, ESI was a division of Wyeth.

        In August 2002, we acquired the exclusive U.S. rights to the 30mg and 60mg dosage strengths of nifedipine extended release tablets (nifedipine ER) from Elan Corporation, PLC. Nifedipine ER is the generic version of Bayer AG's Adalat CC®, indicated for the treatment of hypertension.

        In August 2002, our subsidiary, Rugby Laboratories, Inc., expanded its line of over-the-counter products to include nicotine polacrilex gum, 2mg and 4mg. Our nicotine gum is the generic equivalent to Glaxo SmithKline Consumer Healthcare's Nicorette® gum, which is used as an aid to smoking cessation. We also manufacture and sell our nicotine gum to chain drug stores under private label supply arrangements.

        In October 2002, we expanded our oral contraceptive portfolio by entering into a supply agreement with OMJ Pharmaceutical Inc. (OMJ), an affiliate of Ortho-McNeil Pharmaceutical Inc. The agreement provides us with the ability to launch generic versions of three oral contraceptives when market exclusivity on the branded products ends. Under the terms of the agreement, we will market and distribute the following brand equivalents through our Women's Health division:

Watson Product	Brand Equivalent
Necon® 7/7/7	ORTHO-NOVUM® 7/7/7
Mononessa™	ORTHO-CYCLEN®
TriNessa™	ORTHO TRI-CYCLEN®

        We recently launched Necon® 7/7/7 and Mononessa™ products as part of our supply arrangement with OMJ.

        In December 2002, we entered into a strategic alliance with Cipla, Ltd. (Cipla) to develop, manufacture and commercialize ten generic pharmaceutical products, many of which are currently under development. The agreement also provides for the development of additional products, as mutually agreed upon by the two companies. Under the terms of the agreement, Watson will have exclusive U.S. marketing rights to all developed products and will own the regulatory filings. Following approval from the Food and Drug Administration (FDA), Cipla will manufacture and supply certain products to Watson.

        In February 2003, we acquired the U.S. rights to the Fioricet® and Fiorinal® product lines from Novartis. These products are indicated for the treatment of tension headaches.

        In February 2003, we received final FDA approval of our New Drug Application (NDA) for Oxytrol™.

Business Description

        Prescription pharmaceutical products in the U.S. are generally marketed as either brand or generic pharmaceuticals. Branded pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Generic pharmaceutical products are bioequivalents of their respective branded products and provide a cost-efficient alternative to branded products. As a result of the differences between the two types of products, we operate and manage our business as two segments: branded and generic pharmaceutical products.

Branded Pharmaceutical Products

        Newly developed pharmaceutical products are normally patented and, as a result, generally are offered by a single provider when first introduced to the market. We currently market a number of patented products to physicians, hospitals, and other markets that we serve. We also market certain trademarked off-patent products directly to healthcare professionals. We classify these patented and off-patent trademarked products as our branded pharmaceutical products. Net revenues from our branded products accounted for approximately 55% of our total product net revenues in 2002.

        Our branded pharmaceutical business currently develops, manufactures, markets, sells and distributes products primarily through our three marketing divisions:

  •
  Women's Health

  •
  Urology/General Products

  •
  Nephrology

        We market our branded products through three specialty sales groups, which are organized by division. Each of our specialized sales groups focus on physicians who specialize in the diagnosis and treatment of different medical conditions and each sales group offers products to satisfy certain needs of these physicians. We believe this focused marketing approach enables us to foster close professional relationships with physicians. We generally sell our branded products under the "Watson Pharma" and the "Oclassen® Dermatologics" labels.

        We have targeted these three divisions based predominately on their potential growth opportunities. We believe that the nature of these markets and the identifiable base of physician prescribers provide us with the opportunity to achieve significant market penetration through our specialized sales forces. Many of our branded products generally realize higher profit margins than our generic products. We intend to continue to expand our branded product portfolio through internal product development, strategic alliances and acquisitions.

Women's Health

        Our Women's Health division products include oral contraceptives, a venereal disease treatment, a hormone replacement therapy and a visual cervical screening device. Our Women's Health division is the largest division within our branded business, based on net revenues and gross profit, and remains a key area of focus and growth potential for us. Currently, we have a total of 15 oral contraceptives in our product portfolio. We market our Women's Health products primarily to obstetricians and gynecologists through our specialized sales force of approximately 145 professionals. Our Women's Health branded portfolio currently consists of the following:

Watson Branded Product	Active Ingredient	Therapeutic Classification
Alora®	Estradiol (transdermal patch)	Female hormone replacement
Brevicon®	Norethindrone and ethinyl estradiol	Oral contraceptive
Condylox®	Podofilox	Genital warts
Levora®	Levonorgestrel and ethinyl estradiol	Oral contraceptive
Low-Ogestrel®	Norgestrel and ethinyl estradiol	Oral contraceptive
Microgestin®	Norethindrone acetate and ethinyl estradiol	Oral contraceptive
Mononessa™	Norgestimate ethinyl estradiol	Oral contraceptive
Necon®	Norethindrone and ethinyl estradiol	Oral contraceptive
Necon® bi-phasic	Norethindrone and ethinyl estradiol	Oral contraceptive
Necon® 7/7/7	Norethindrone and ethinyl estradiol	Oral contraceptive
Nora-BE™	Norethindrone	Oral contraceptive
Norinyl®	Norethindrone and ethinyl estradiol	Oral contraceptive
Nor-QD®	Norethindrone	Oral contraceptive
Ogestrel®	Norgestrel and ethinyl estradiol	Oral contraceptive
Papsure®/Speculite®	N/A	Visual cervical screening device
Tri-Norinyl®	Norethindrone and ethinyl estradiol	Oral contraceptive
Trivora®	Levonorgestrel and ethinyl estradiol	Oral contraceptive
Zovia®	Ethynodiol diacetate and ethinyl estradiol	Oral contraceptive

2002 Developments—Women's Health

  •
  In October 2002, we expanded our oral contraceptive portfolio by entering into a supply agreement with OMJ. As previously discussed, the agreement provides us with the ability to launch generic versions of three oral contraceptives when market exclusivity on the branded products end.

  •
  In April 2002, the FDA approved our new indication and a new strength (0.025mg/day) of Alora® for the prevention of postmenopausal osteoporosis.

  •
  In January 2002, we added PapSure®, a visual cervical screening exam, and Speculite®, a visual cervical screening device, to our Women's Health product offering. PapSure® combines the results of a typical pap smear and a speculoscopy using Speculite®, a proprietary disposable chemiluminescent light for vaginal illumination, which enhances physicians' ability to visually identify possible cervical abnormalities.

Urology/General Products

        Our Urology/General Products division currently includes urology, anti-hypertensive, neurology, psychiatry, pain management and dermatology products. The sales of our Urology/General Products division products are supported by a sales force of approximately 165 professionals. These sales and marketing professionals primarily market our products to urologists and primary care physicians, as well as endocrinologists.

        As of December 31, 2002, we marketed a total of 12 branded products through our Urology/General Products division, including the following:

Watson Branded Product	Active Ingredient	Therapeutic Classification
Actigall®	Ursodiol	Dissolution of gallstones
Androderm®	Testosterone (transdermal patch)	Male hormone replacement
Cinobac®	Cinoxacin	Antibiotic
Cordran®	Flurandrenolide	Topical corticosteroid
Cormax®	Clobetasol propionate	Topical corticosteroid
Dilacor® XR	Diltiazem	Anti-hypertensive
Loxapine®	Loxapine succinate	Anti-psychotic
Loxitane®	Loxapine succinate	Anti-psychotic
Microzide®	Hydrochlorothiazide	Anti-hypertensive
Monodox®	Doxycycline monohyrate	Antibiotic
Norco®	Hydrocodone bitartrate & acetaminophen	Analgesic
Unithroid™	Levothyroxine sodium	Thyroid hormone replacement

Nephrology

        Our Nephrology division consists of products for the treatment of iron deficiency anemia. Currently, we have approximately 70 sales and marketing professionals supporting our Nephrology products. These sales professionals primarily market our products to nephrologists and dialysis centers. The key products within our Nephrology branded product line currently consist of the following:

Watson Branded Product	Active Ingredient	Therapeutic Classification
INFeD®	Iron dextran	Hematinic
Ferrlecit®	Sodium ferric gluconate in sucrose injection	Hematinic

        INFeD® and Ferrlecit® are injectable products that treat iron deficient anemia. INFeD® is indicated for iron replacement in patients refractory to oral iron. Ferrlecit® is indicated for patients undergoing hemodialysis in conjunction with erythropoietin therapy. INFeD® (iron dextran injection), which was introduced in 1992, is not under patent protection and does not have marketing exclusivity. Ferrlecit® (sodium ferric gluconate complex in sucrose injection), which was introduced in 1999, was granted a five-year exclusivity period by the FDA as a new chemical entity. This exclusivity period runs through February 2004. We are conducting a pediatric study with Ferrlecit® which could extend this exclusivity period for an additional six months. For the year ended December 31, 2002, sales of Ferrlecit® accounted for approximately 11% of our total net revenues.

        We continue to seek to broaden our Nephrology products and extend our customer base from dialysis centers and nephrologists to other areas where intravenous (IV) iron therapy is needed.

Generic Pharmaceutical Products

        When patents or other regulatory exclusivity no longer protect a branded product, opportunities exist for third parties to introduce off-patent or generic counterparts to the branded product. These generic products are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the branded product. As such, generic pharmaceuticals provide a safe, effective and cost-efficient alternative to branded products.

        Watson is a leader in the development, manufacture and sale of generic pharmaceutical products. We currently market approximately 130 generic pharmaceutical products in more than 750 packaging sizes and/or dosage strengths. With respect to generic products, our strategy is to continue to target generic drugs that are difficult to formulate or manufacture or that will complement or broaden our existing product lines. Since the prices and unit volumes of our branded products will likely decrease upon the introduction of generic alternatives, we also intend to develop generic alternatives to our branded products where market conditions and the competitive environment justify such activities. Net revenues from our generic products accounted for approximately 45% of our product net revenues in 2002.

        Our portfolio of generic pharmaceutical products includes the following products, which represented 58% of total generic product net revenues in 2002:

Watson Off-patent Product	Comparable Brand Name	Brand Holder	Therapeutic Classification
Buspirone	BuSpar®	Bristol-Myers Squibb	Anti-anxiety
Butalbital, aspirin, caffeine and codeine (BACC)	Fiorinal® w/codeine	Watson Pharmaceuticals, Inc.	Analgesic
Carisoprodol	Soma®	Wallace Laboratories	Muscle relaxant
Hydrocodone bitartrate/acetaminophen	Lorcet®	Forest Pharmaceuticals	Analgesic
Hydrocodone bitartrate/acetaminophen	Vicodin®	Abbott Laboratories	Analgesic
Hydroxyzine	Altarax®	Pfizer Laboratories	Anti-anxiety
Hydroxychloroquine	Plaquenil®	Sanofi Winthrop	Anti-malarial
Lisinopril	Zestril®	AstraZeneca	Anti-hypertensive
Lorazepam	Ativan®	Wyeth-Ayerst Laboratories	Tranquilizer
Metformin	Glucophage®	Bristol-Myers Squibb	Anti-diabetic
Methocarbamol	Robaxin®	A.H. Robins	Muscle relaxant
Minocycline	Minocin®	ESI Lederle	Anti-infective systemic
Nicotine transdermal system	Habitrol®	Ciba-Geneva	Aid to smoking cessation
Nicotine polacrilex gum	Nicorette®	SmithKline Beecham	Aid to smoking cessation
Nifedipine ER	Adalat CC®	Bayer AG	Anti-hypertensive
Oxycodone/acetaminophen	Percocet®	Endo Pharmaceuticals	Analgesic
Prednisone	Deltasone®	Upjohn	Hormone
Propafenone hydrochloride	Rythmol®	Abbott Laboratories	Anti-arrhythmic
Sulindac	Clinoril®	Merck & Co., Inc.	Anti-arthritic
Tramadol	Ultram®	Ortho-McNeil	Analgesic

        We primarily market our generic products to various drug wholesalers and national retail drugstore chains through a team of approximately 18 sales and marketing professionals. We sell our generic products primarily under the "Watson Laboratories" label, except for our over-the-counter products that we sell under our "Rugby" label or under private label.

        Increasingly aggressive tactics employed by brand pharmaceutical companies to delay generic competition have increased the risks and uncertainties regarding the timing of approval of generic products. Expansion of our generic product line in recent years has been largely attributable to acquisitions rather than internal product development.

2002 Developments—Generic Pharmaceutical Products

  •
  As of December 31, 2002, we had 16 Abbreviated New Drug Applications (ANDA) pending FDA approval for various forms of generic pharmaceutical products.

  •
  In August 2002, our subsidiary, Rugby Laboratories, Inc., expanded its line of over-the-counter products to include nicotine polacrilex gum, 2mg and 4mg.

  •
  Key generic products launched during 2002 include the following:

Product Name	Comparable Brand Name	Brand Holder	Therapeutic Classification
Buspirone (15mg)	BuSpar®	Bristol-Myers Squibb	Anti-anxiety
Lisinopril	Zestril®	AstraZeneca	Anti-hypertensive
Metformin	Glucophage®	Bristol-Myers Squibb	Glycemic control
Nifedipine ER	Adalat CC®	Bayer AG	Anti-hypertensive
Nizatidine	Axid®	Lilly/Relient	H2 Antagonists
Tramadol	Ultram®	Ortho-McNeil	Analgesic
  •
  In December 2002, we entered into a strategic alliance with Cipla to develop, manufacture and commercialize ten generic pharmaceutical products, many of which are currently under development.

Financial Information About Segments

        Watson primarily evaluates the performance of its branded and generic segments based on net revenues and gross profit. Summarized net revenues and gross profit information for each of the last three fiscal years is presented in Note 13 in the accompanying Notes to Consolidated Financial Statements.

Research and Development

        We devote significant resources to the research and development of branded and generic products and proprietary drug delivery technologies. We incurred research and development expenses of $81.6 million in 2002, $63.5 million in 2001, and $67.3 million in 2000. Our research and development strategy focuses primarily on the following product development areas:

  •
  the development of sustained-release technologies and the application of these technologies to existing drug forms;

  •
  the application of proprietary drug-delivery technology for new product development in specialty areas;

  •
  the expansion of existing oral immediate-release products with respect to additional dosage strengths;

  •
  the acquisition of mid-to-late stage branded drugs;

  •
  off-patent drugs that are difficult to develop or manufacture, or that complement or broaden our existing product lines; and

  •
  off-patent drugs that target smaller specialized or under-served markets.

        As of December 31, 2002, we maintained research and development facilities in Corona, California; Danbury, Connecticut; Cincinnati, Ohio; Copiague, New York; and Salt Lake City, Utah. In 2003, we intend to consolidate our Cincinnati research and development operations into our Corona facility.

        We are presently developing a number of branded products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs, including joint ventures.

        Our current branded product development efforts include:

  •
  Oxytrol™ (oxybutynin patch).  We have developed a proprietary oxybutynin patch for the treatment of overactive bladder with symptoms of urge urinary incontinence, urgency and frequency. In February 2003, we received final FDA approval of our NDA for Oxytrol™. We expect to launch Oxytrol™ during the second quarter of 2003.

  •
  Onychomycosis Patch.  We are developing a proprietary transdermal patch for the treatment of onychomycosis (fungal infection of the toe and fingernails). In our Phase II trial, 78% of patients using the onychomycosis patch reported an improvement in their fungal infection after three months, compared to 40% in the placebo group. The incidence of side effects with the patch were extremely low as reported in the trial. Nail disorders were the most commonly reported adverse events, occurring in 22% of the active treatment group and 59% of the placebo group. Based upon these positive Phase II clinical results, we have initiated two Phase III clinical trials involving approximately 300 patients each in 48 U.S. centers. These one-year, in-life studies with active and placebo groups will include six months follow-up. Assuming positive results from the Phase III clinical program, we anticipate filing a NDA for the onychomycosis patch in the first half of 2004.

  •
  Female-T Patch.  We are collaborating with Procter & Gamble on the development of a testosterone patch for the treatment of sexual dysfunction in women. Under the terms of the development agreement, Procter & Gamble is responsible for clinical and regulatory activities and Watson is responsible for formulation, development and eventual patch manufacturing. This product is currently in Phase III clinical trials.

  •
  Ferrlecit® Expanded Indication.  In 2001, the results from a physician initiated pilot trial evaluating the benefits of IV iron (using iron dextran, primarily INFeD®) administration for the treatment of anemia in cancer patients receiving concomitant erythropoietin therapy were presented at a scientific symposium. The study demonstrated significantly greater increases in hemoglobin as well as energy and activity measurements for patients receiving IV iron and erythropoietin therapies, relative to patients receiving erythropoietin therapy alone and patients receiving erythropoietin and oral iron therapies. Based upon these results, we initiated a feasibility trial in late 2001 evaluating the effects of our second generation IV iron product, Ferrlecit®, in the treatment of anemia with cancer patients on erythropoietin therapy. We plan to conduct additional studies in this new patient population and, based on such studies, will assess the feasibility of seeking approval for this new indication.

  •
  Prestara™.  In August 2002, the FDA issued an approvable letter to Genelabs Technologies, Inc. (Genelabs), for its NDA for Prestara™ (formerly Aslera™ or GL701). Based upon the results of an additional bone mineral density trial, the FDA agreed to a prevention of osteoporosis indication for women with systemic lupus erythematosus (SLE or lupus). In a prior Genelabs study, a positive effect on bone mineral density was observed in women with mild to moderate SLE on low-dose glucocorticoids. Final approval is contingent upon the successful completion of the additional clinical trial confirming this positive effect and submission of data for the qualification of a manufacturing site. Watson holds exclusive North American marketing rights to Prestara™.

  •
  EmSam™.  Through Somerset Pharmaceuticals, Inc. (Somerset), our joint venture with Mylan Laboratories, Inc., in which we hold a 50% interest, we are developing EmSam™, a selegeline patch for depression. In March 2002, the FDA issued to Somerset a "not-approvable" letter with respect to Somerset's NDA for EmSam™. Somerset is continuing efforts toward approval of this product.

  •
  Other Products in Development.  We are currently working on the development of a contraception patch, in addition to other products within our Women's Health and Urology/General Products divisions.

  •
  Discontinued R&D Projects.  As a result of the National Institute of Health's early retirement of the Women's Health Initiative trial and its impact on the hormone replacement therapy market as well as the reactions of the medical community, we have terminated our oral estradiol plus progesterone combination hormone replacement Phase III study. Additionally, as a result of the FDA's recently adopted guidelines applicable to products containing fentanyl, and the increased time and expense that compliance with such guidelines will cause, we have terminated our fentanyl lozenge clinical trial.

        During 2002, we expanded our investment in branded and generic research and development. Our goal is to increase the number of NDAs we submit to the FDA in the future. However, product development is inherently risky and uncertain. See "Risks Related to Our Business—If we are unable to successfully develop or commercialize new products, our operating results could suffer."

Growth Strategy

        We intend to grow our business through a combination of internal research and development, strategic alliances and strategic acquisitions. We believe that our three-pronged growth strategy will allow us to expand both our branded and generic product offerings, with the long-term goal of a mix favoring branded products. Based upon business conditions, our financial strength and other factors, we regularly reexamine our growth strategies and may change them at any time. See "Risks Related to Our Business."

Customers

        We sell our branded and generic pharmaceutical products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large, wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will impact pricing and create other competitive pressures on drug manufacturers.

        Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The following table illustrates those customers and the respective percentage of our net revenues for which they account:

Customer	2002	2001	2000
AmeriSourceBergen Corp*	21%	14%	18%
McKesson HBOC	16%	15%	18%
Cardinal Health, Inc.	11%	11%	14%
Walgreen Co.	11%	n/a	n/a

*
In August 2001, AmeriSource Health Corporation merged with Bergen Brunswig. Prior to the merger, Amerisource accounted for 7% of our net revenues in 2001. These pre-merger revenues from Amerisource are not included in the amount above for AmerisourceBergen Corp.

        The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows.

Competition

        The pharmaceutical industry is highly competitive. We compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems. Such competitors include the major brand name and generic manufacturers of pharmaceuticals, especially those doing business in the U.S. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

        Competing in the branded product business requires us to identify and quickly bring to market new products embodying technological innovations. Successful marketing of branded products depends primarily on the ability to communicate the effectiveness, safety and value of branded products to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our branded product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reexamine our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

        Our competitors in branded products include the major brand name manufacturers of pharmaceuticals such as Johnson & Johnson and Wyeth (formerly American Home Products). Based on total assets, annual revenues and market capitalization, we are considerably smaller than these and other national competitors in the branded product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

        We also compete in the generic pharmaceutical business. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product is normally related to the number of competitors in that product's market and the timing of that product's regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their branded products. Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Barr Laboratories, Inc., Mylan Laboratories, Inc., Andrx Corporation, IVAX Corporation and Geneva Pharmaceuticals, a division of Novartis. See "Risks Related to Our Business—The pharmaceutical industry is highly competitive."

Manufacturing, Suppliers and Materials

        We manufacture many of our own finished products at our plants in Corona, California; Danbury, Connecticut; Miami, Florida; Carmel, New York; Copiague, New York; Salt Lake City, Utah; Phoenix, Arizona; and Humacao, Puerto Rico. Our Phoenix, Arizona manufacturing facility is classified as an asset held for disposition on our balance sheet and we are actively pursuing the possible sale of this facility. Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time.

        For certain of our finished products, we contract with third parties for the manufacture of the products, some of which are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues, such as Ferrlecit®, and a number of our oral contraceptive products. Third-party manufactured products accounted for approximately 47%, 43% and 37% of our product net revenues in 2002, 2001 and 2000, respectively.

        We are dependent on third parties for the supply of the raw materials necessary to develop and manufacture our products, including the active and inactive pharmaceutical ingredients used in our products. We are required to identify the supplier(s) of all the raw materials for our products in the drug applications that we file with the FDA. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA, which would likely interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in some of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

        In addition, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents. See "Risks Related to Our Business—If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded."

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

        Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming. See "Risks Related to Our Business—Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products."

Government Regulation and Regulatory Matters

        All pharmaceutical manufacturers, including Watson, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (DEA) and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

        FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Consequently, there is always the risk the FDA or other applicable agency will not approve our new products, or the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations. See "Risks Related to Our Business—If we are unable to develop or commercialize new products, our operating results will suffer" and "—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities."

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

  •
  FDA approval of a NDA.

        Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. We then submit the results of these studies to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. In addition, an independent Institutional Review Board at the medical center proposing to conduct the clinical trials must review and approve any clinical study.

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

        FDA approval of an ANDA is required before we may begin marketing an off-patent or generic equivalent of a drug that has been approved under a NDA, or a previously unapproved dosage form of a drug that has been approved under a NDA. The ANDA approval process generally differs from the NDA approval process in that it does not require new preclinical and clinical studies; instead, it relies on the clinical studies establishing safety and efficacy conducted for the previously approved NDA drug. The ANDA process, however, requires data to show that the ANDA drug is bioequivalent (i.e., therapeutically equivalent) to the previously approved drug. "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates whether the rate and extent of absorption of a generic drug in the body are substantially equivalent to the previously approved drug. "Bioavailability" establishes the rate and extent of absorption, as determined by the time dependent concentrations of a drug product in the bloodstream needed to produce a therapeutic effect. The ANDA drug development and approval process generally takes less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product.

        Supplemental NDAs or ANDAs are required for, among other things, approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted or other requirements are satisfied.

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

        We are subject to the periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to assess compliance with applicable regulations. In addition, in connection with its review of our applications for new products, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes comply with cGMP and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if deficiencies are found at that facility. Vendors that supply finished products or components to us that we use to manufacture, package and label products are subject to similar regulation and periodic inspections.

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

        Our Corona, California facility and our Steris facility located in Phoenix, Arizona are each currently subject to a consent decree of permanent injunction. See "Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities." See also "Item 3. Legal Proceedings."

        Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA's review of NDAs, ANDAs or other product applications enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us. See "Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities."

        The Generic Drug Enforcement Act of 1992 established penalties for wrongdoing in connection with the development or submission of an ANDA. Under this Act, the FDA has the authority to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending NDA, ANDA or other regulatory submissions under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

        Reimbursement levels include Medicare, Medicaid and other federal and state medical assistance programs established according to statute and government regulations and policy. Federal law requires that all pharmaceutical manufacturers rebate a percentage of their revenues arising from Medicaid-reimbursed prescription drug programs. Such rebates are made to individual states, based on applicable sales in each state. The required rebate is currently 11% of the average manufacturer price for sales of Medicaid-reimbursed products marketed under ANDAs. For sales of Medicaid-reimbursed single source products and/or products marketed under NDAs, manufacturers are required to rebate the greater of approximately 15.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period.

        There has been enhanced political attention and governmental scrutiny at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. See "Risks Related to Our Business—Investigations into average wholesale prices may adversely affect our business."

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

        Federal, state and local laws of general applicability, such as laws regulating working conditions, also govern us. In addition, we are subject, as are all manufacturers generally, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment. We do not expect the costs of complying with such environmental provisions to have a material effect on our earnings, cash requirements or competitive position in the foreseeable future.

        In July 2002, the U.S. Federal Trade Commission (FTC) published a study of whether brand name and generic drug manufacturers have entered into agreements, or have used other strategies, to delay competition from generic versions of patent-protected drugs. We, along with other pharmaceutical companies, received a request for information from the FTC pursuant to this study. The FTC's study, and any changes to existing laws and regulations that result from the study, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with branded pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of the FTC's study, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could adversely affect our business.

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

Seasonality

        Our business is not materially affected by seasonal factors.

Backlog

        Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

Employees

        As of December 31, 2002, we had 3,729 employees, none of whom are represented by labor unions. Of our employees, approximately 391 are engaged in research and development, 1,337 in manufacturing, 809 in quality assurance and quality control, 751 in sales and marketing, and 441 in administration. We believe our relations with our employees are good.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that we may not be able to predict or quantify with precision. Such forward-looking statements reflect our current perspective of existing trends and information as of the date of this filing. These include, but are not limited to, prospects related to our strategic initiatives and business strategies, expressed or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements.

        We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the risks and uncertainties discussed under the Section entitled "Risks Related to Our Business," and other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings, may affect our actual results.

        We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. We also may make additional disclosures in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission. Other factors besides those listed here could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Risks Related to Our Business

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

        Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new branded and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

  •
  developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

  •
  receiving requisite regulatory approvals for such products in a timely manner;

  •
  the availability, on commercially reasonable terms, of raw materials, including active pharmaceutical ingredients and other key ingredients;

  •
  developing and commercializing a new product is time consuming, costly and subject to numerous factors that may delay or prevent the development and commercialization of new products, including legal actions brought by our competitors;

  •
  experiencing delays or unanticipated costs; and

  •
  commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of the off-patent product by up to 30 months, and in some cases, such patents have issued and been listed with the FDA after the key chemical patent on the branded drug product has expired or been litigated, causing additional delays in obtaining approval.

        As a result of these and other difficulties, products currently in development by Watson may or may not receive the regulatory approvals necessary for marketing by Watson or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our branded pharmaceutical expenditures may not result in commercially successful products.

        During 2002, we increased our planned expenditures for the development and marketing of our branded business. During 2003 and thereafter, we may further increase the amounts we expend for our branded pharmaceutical business. In addition, we expect to launch Oxytrol™, our proprietary oxybutynin patch for the treatment of overactive bladder, during the second quarter of 2003. In connection with the launch, we will establish a contract sales organization which will require us to make additional ongoing expenditures. As a result of these increased expenditures, our earnings in the short-term may be adversely affected. Furthermore, we cannot be sure these business expenditures will result in the successful discovery, development or launch of branded products that will prove to be commercially successful or will improve the long-term profitability of our business.

Our gross profit may fluctuate from period to period depending upon our product sales mix, our product pricing, and our costs to manufacture or purchase products.

        Our future results of operations, financial condition and cash flows depend to a significant extent upon our branded and generic product sales mix. Our sales of branded products tend to create higher gross margins than do our sales of generic products. As a result, our sales mix (the proportion of total sales between branded products and generic products) will significantly impact our gross profit from period to period. During 2002, sales of our branded products and generic products accounted for approximately 55% and 45%, respectively, of our net product sales. During that same period, branded products and generic products contributed approximately 80% and 20%, respectively, to our gross profits. Factors that may cause our sales mix to vary include:

  •
  the amount of new product introductions;

  •
  marketing exclusivity, if any, which may be obtained on certain new products;

  •
  the level of competition in the marketplace for certain products;

  •
  the availability of raw materials and finished products from our suppliers; and

  •
  the scope and outcome of governmental regulatory action that may involve us.

        The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost effective manner.

Loss of revenues from significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

        We currently have one product, Ferrlecit®, with annual sales in excess of 10% of our net revenues. If this product, or a combination of certain of our Women's Health or General and Pain Management Products (none of which individually account for more than 10% of our net revenues), were to be subject to loss of exclusivity, unexpected side effects, regulatory proceedings, or pressure from competitive products, among other factors, our net revenues could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows.

If we are unsuccessful in our joint ventures and other collaborations, our operating results could suffer.

        We have made substantial investments in joint ventures and other collaborations and may use these and other methods to develop or commercialize products in the future. These arrangements typically involve other pharmaceutical companies as partners that may be competitors of ours in certain markets. In many instances, we will not control these joint ventures or collaborations or the commercial exploitation of the licensed products, and cannot assure you that these ventures will be profitable. Although restrictions contained in certain of these programs have not had a material adverse impact on the marketing of our own products to date, any such marketing restrictions could affect future revenues and have a material adverse effect on our operations. For example, in March 2002, the FDA issued to Somerset Pharmaceuticals, Inc., a joint venture in which we hold a 50% interest, a "not approvable" letter with respect to Somerset's NDA for EmSam™, a selegeline patch for depression. Somerset is continuing its efforts toward approval of this product. Our results of operations may suffer if existing joint ventures or collaboration partners withdraw, or if these products are not timely developed, approved or successfully commercialized.

If we are unable to adequately protect our technology or enforce our patents, our business could suffer.

        Our success with the branded products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. We cannot be sure that we will receive patents for any of our patent applications. If our current and future patent applications are not approved or, if approved, if such patents are not upheld in a court of law, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially exploit these products may be diminished.

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

        If we are unable to adequately protect our technology or enforce our patents, our results of operations, financial condition and cash flows could suffer.

If branded pharmaceutical companies are successful in limiting the use of generics through their legislative and regulatory efforts, our sales of generic products may suffer.

        Many branded pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

  •
  pursuing new patents for existing products which may be granted just before the expiration of one patent which could extend patent protection for additional years or otherwise delay the launch of generics;

  •
  using the Citizen Petition process to request amendments to FDA standards;

  •
  seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

  •
  attaching patent extension amendments to non-related federal legislation; and

  •
  engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing.

        If branded pharmaceutical companies are successful in limiting the use of generic products through these or other means, our sales of generic products may decline. If we experience a material decline in generic product sales, our results of operations, financial condition and cash flows will suffer.

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

        The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the branded product is expiring, an area where infringement litigation is prevalent, and in the case of new branded products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on terms we believe to be acceptable. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, which could harm our business, financial condition, results of operations and cash flows.

As a part of our business strategy, we plan to consider, and as appropriate, make acquisitions of technologies, products and businesses, which may result in us experiencing difficulties in integrating the technologies, products and businesses that we acquire and/or experiencing significant charges to earnings that may adversely affect our stock price and financial condition.

        We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating the operations and personnel of companies that we acquire and the technologies and products that we acquire. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business or employee base. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between the products or customers of Watson and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

        In addition, as a result of acquiring businesses, products or entering into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development charges. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods.

If we are unsuccessful in selling our assets held for disposition, our results of operations and cash flows will suffer.

        At the time we acquired Schein Pharmaceutical, Inc. in July 2000, we accounted for its Steris Laboratories, Inc. (Steris) facility as an asset held for disposition. Since that time, we have actively pursued divesting the Steris facility, and are continuing to actively pursue sale opportunities. However, if we do not succeed in divesting the Steris facility, our results of operations and cash flows will suffer.

If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

        We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in some of our drug applications, only one supplier of products and raw materials has been identified, even in instances where multiple sources exist. Among others, this includes products that have historically accounted for a significant portion of our revenues, such as Ferrlecit® and a significant number of our oral contraceptive products. From time to time, certain of our outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. In the event an existing supplier should lose its regulatory status as an approved source, we would attempt to locate a qualified alternative. To the extent any difficulties experienced by our suppliers cannot be resolved within a reasonable time, and at reasonable cost, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, our profit margins and market share for the affected product could decrease, as well as delay our development and sales and marketing efforts.

        Our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents.

Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers, may reduce our revenues in future fiscal periods.

        Based on industry practice, generic product manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product. As a result, we would be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback is the difference between the price the wholesale customer pays and the price that the wholesale customer's end-customer pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates.

Investigations of the calculation of average wholesale prices may adversely affect our business.

        Many government and third-party payors, including Medicare, Medicaid, HMOs and MCOs, reimburse doctors and others for the purchase of certain prescription drugs based on a drug's average wholesale price, or AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers' reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP's have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal actions alleging improper or fraudulent practices related to the reporting of AWP of certain products, and other improper acts in order to increase prices and market shares. We have also notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

        The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. Although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, if the coverage limits of these insurance policies are not adequate, a claim brought against Watson, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The loss of our key personnel could cause our business to suffer.

        The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. For example, although we have other senior management personnel, a significant loss of the services of Allen Chao, Ph.D., our Chairman and Chief Executive Officer, or other senior executive officers, could cause our business to suffer. In 2002, we experienced significant turnover in our senior management, with the departure of Michael Boxer, formerly our Chief Financial Officer, and Robert Funsten, formerly our General Counsel. We cannot assure you that we will be able to attract and retain key personnel. We have entered into employment agreements with all of our senior executive officers, including Dr. Chao. We do not carry key-man life insurance on any of our officers.

Rising insurance costs could negatively impact profitability.

        The cost of insurance, including director and officer, workers compensation, product liability and general liability insurance, have risen significantly in the past year and are expected to continue to increase in 2003. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

Implementation of an enterprise resource planning system could cause business interruptions and negatively affect our profitability and cash flows.

        We are in the process of implementing an enterprise resource planning (ERP) system to improve customer service, enhance operating efficiencies, and provide more effective management of business operations. This implementation will enable Watson to better meet both the changing standards of industry technology and the needs of its customer base. During 2002, we spent approximately $17.4 million on the implementation of our ERP system. During 2003, we expect to spend approximately $34 million on our ERP implementation. However, implementation of ERP systems and software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of our ERP implementation, it could adversely affect us, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Relating To Investing In The Pharmaceutical Industry

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

        All pharmaceutical companies, including Watson, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the DEA and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. The process for complying with these statutes and regulations is rigorous, time-consuming and costly, and our failure to comply could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current Good Manufacturing Practice, or cGMP, and other FDA regulations. Following such inspections, the FDA may issue notices on Form 483 and warning letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

        Our principal manufacturing facility in Corona, California (which manufactured products representing approximately 20% of our total net revenues for 2002) and our Steris facility located in Phoenix, Arizona are each currently subject to a consent decree of permanent injunction. We cannot assure you that the FDA will determine that we have adequately corrected deficiencies at our manufacturing sites (including those referenced above), that subsequent FDA inspections will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson or its subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA's review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could materially harm our operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

        We cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of such approvals, will adversely affect our product introduction plans or results of operations. We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write-off the related inventory.

Federal regulation of arrangements between manufacturers of branded and generic products could adversely affect our business.

        In July 2002, the FTC published a study of whether brand name and generic drug manufacturers have entered into agreements, or have used other strategies, to delay competition from generic versions of patent-protected drugs. We, along with other pharmaceutical companies, received a request for information from the FTC pursuant to this study. The FTC's study and any changes to existing laws and regulations that result from the study, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with branded pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of the FTC's study, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could adversely affect our business.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payors may adversely affect our business.

        In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payors increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations and financial condition. Due to the uncertainty surrounding reimbursement of newly approved pharmaceutical products, reimbursement may not be available for some of Watson's products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of, those products and could harm significantly our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management's attention and adversely affect our operating results.

The pharmaceutical industry is highly competitive.

        We face strong competition in both our generic and branded product businesses. The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of branded products to healthcare professionals in private practice, group practices and managed care organizations. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national competitors in the branded product arena. Most of our competitors have been in business for a longer period of time than Watson, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.

        We also compete in the generic pharmaceutical business. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required) market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product is normally related to (a) the number of competitors in that product's market and (b) the timing of that product's regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

        Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drug store chains has decreased. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including Watson. For the year ended December 31, 2002, our four largest customers accounted for 21%, 16%, 11% and 11% respectively, of our net revenues. The loss of any of these customers could materially adversely affect our business, results of operations and financial condition. In addition, none of our customers are party to any long-term agreements with us, which would enable them to change suppliers freely should they wish to do so.

ITEM 2.    PROPERTIES

        We conduct our operations using a combination of owned and leased properties. We believe that these facilities are suitable for the purposes for which we use them.

        Our owned properties consist of facilities used for research and development (R&D), manufacturing, warehouse, storage, distribution and administrative functions. The following table provides a summary of locations of our owned properties:

Location	Primary Use	Segment
Carmel, New York	Manufacturing	Generic
Changzhou City, Peoples Republic of China	Manufacturing	Generic
Coleraine, Northern Ireland	Manufacturing	Generic
Copiague, New York	Manufacturing, R&D	Generic
Corona, California	Manufacturing, R&D	Generic/Branded
Humacao, Puerto Rico	Manufacturing	Generic
Miami, Florida	Manufacturing	Generic
Salt Lake City, Utah	Manufacturing	Branded

        In addition to the properties discussed above, we own two properties that are classified as assets held for disposition at December 31, 2002. These properties are our injectable manufacturing facility operated by Steris Laboratories, Inc. (Steris) located in Phoenix, Arizona and our facility in Cherry Hill, New Jersey, formerly operated by Marsam Pharmaceuticals, Inc. (Marsam). During 2001, operations at our Cherry Hill facility were terminated. During 2002, we sold two buildings in Cherry Hill and are continuing to attempt to sell the remaining property at that location. We are actively marketing our Steris facility and are currently discussing the potential sale of the facility with interested parties. See "Risks Related to Our Business—If we are unsuccessful in selling our assets held for disposition, our results of operations, financial condition and future cash flows could suffer."

        Properties that we lease are primarily located throughout the U.S. and include distribution centers, research and development, manufacturing, warehouse, sales and marketing, and administrative facilities. The following table provides a summary of locations of our significant leased properties:

Location	Primary Use	Segment
Brewster, New York	Distribution	Generic/Branded
Cincinnati, Ohio	R&D	Generic/Branded
Corona, California	Administration	Generic/Branded
Glenview, Illinois	Distribution	Generic/Branded
Morristown, New Jersey	Sales and Marketing, Administration	Generic/Branded
Salt Lake City, Utah	R&D	Generic/Branded

        Our leased properties are subject to various lease terms and expirations. Included in our leased properties is a lease with His-Hsiung Hsu Hwa Chao (Chao Family) Trust I, a related-party trust, for a manufacturing facility in Corona, California. This lease will expire in 2004.

        We believe that we have sufficient facilities to conduct our operations during 2003. However, we continue to evaluate the purchase or lease of additional properties, as our business requires.

ITEM 3.    LEGAL PROCEEDINGS

        Phen-fen litigation.    Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (Rugby) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of February 15, 2003, approximately 150 cases were pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. We believe that we will be fully indemnified by Rugby's former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with us. Additionally, we may have recourse against the manufacturing defendants in these cases.

        Cipro® Litigation.    Beginning in July 2000, a number of suits have been filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. As of February 15, 2003, a total of approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Many of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxicin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson's acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer's brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In addition, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson's acquisition of Rugby, and is currently controlling the defense of these actions. The defendants have moved to dismiss the complaints in several actions. In the action pending in California Superior Court for the County of San Diego (Cipro cases I & II, JCCP Proceeding Nos. 4154 and 4220), the court denied defendants' motions to dismiss. The other courts in which the dismissal motions are pending have not yet ruled. Discovery is ongoing.

        Buspirone Litigation.    In April 2002, various class and individual plaintiffs, as well as several states, filed complaints or amended complaints against Bristol-Myers Squibb Company (BMS), Watson, and our subsidiaries Watson Pharma, Inc. (formerly known as Schein Pharmaceutical, Inc.) and Danbury Pharmacal, Inc. (collectively "Schein"). Most of these actions have been consolidated in the buspirone antitrust litigation pending in the United States District Court for the Southern District of New York. (In re: Buspirone Antitrust Litigation, MDL Docket No. 1410). The complaints allege that in 1994 Schein entered into an unlawful agreement with BMS in an attempt to block competition in the buspirone market. The complaints allege that BMS paid Schein in exchange for Schein's agreement not to pursue its attempts to invalidate BMS' U.S. Patent No. 4,182,763, claiming buspirone, and not to launch a generic version of BMS' branded product BuSpar®. The FTC is investigating the allegations made in these actions. BMS agreed to defend and indemnify us and our affiliates (including Schein) in connection with these claims and investigations. In January 2003, BMS settled in principle the various actions, and the settlement is currently pending approval by the court. In connection with the settlement, Watson and its subsidiaries expect to obtain a full release of all claims. In February 2003, a new action was filed against us and BMS by the Guardian Life Insurance Company of America and Mutual of Omaha Insurance Company in New Jersey Superior Court. We have tendered the new action to BMS for defense and indemnification, pursuant to our existing indemnification agreement with BMS.

        Governmental Reimbursement Investigations and Proceedings.    In November 1999, Schein was informed by the U.S. Department of Justice that it, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. Watson has also learned that an action alleging parallel state law claims may have been filed in California Superior Court; however, Watson does not know if it or any of its affiliates have been named as a party. Schein has not been served in either qui tam action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam actions are under seal and, at this time, no details are available concerning, among other things, the various theories of liability against Schein or the amount of damages sought from Schein. We believe that the qui tam actions relate to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam actions may seek to recover damages from Schein based on its price reporting practices. Schein has also received notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated. Beginning in July 2002, Watson and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices of certain products, and committed other improper acts in order to increase prices and market shares. The majority of these actions have been consolidated in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). In November 2002, Watson and other defendants moved to dismiss the claims pending in the consolidated action. The court has not yet ruled on the motion. These actions, if successful, could adversely affect Watson and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

        FDA Matters.    In May 2002, we reached an agreement with the FDA on the terms of a consent decree with respect to our Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at our Corona facility. The consent decree applies only to our Corona facility and not our other manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with the FDA's current Good Manufacturing Practices (cGMP) regulations. Pursuant to the agreement, we hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, the first annual inspection was completed and the independent expert submitted its report of the initial inspection to the FDA. The independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA's applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert's auditors and reviewers, the systems at Watson's Corona facility audited and evaluated by the expert are in compliance with the FDA's cGMP regulations. However, the FDA is not required to accept or agree with the independent expert's opinion. If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could adversely affect the company, its results of operations, financial position and/or cash flows.

        As a result of FDA actions dating back to 1998, Steris Laboratories, Inc., our subsidiary acquired in connection with the Schein acquisition, entered into a consent decree with the FDA in October 1998. Steris operates an injectable manufacturing and distribution facility in Phoenix, Arizona. Under the terms of the consent decree, Steris is required, among other things, to demonstrate through independent certifications that Steris' processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The consent decree also provides for independent certification of Steris' management controls, quality assurance and quality control programs and employee cGMP training. Steris has submitted to the FDA a corrective action plan provided for under the consent decree and is implementing the Steris corrective action plan. In 1999, Steris resumed certain manufacturing and distribution operations under the expedited certification procedures provided in the consent decree. Under the consent decree, newly manufactured products at the Steris facility must undergo certification by independent experts and review by the FDA prior to commercial distribution. In August 2000, the FDA authorized Steris to monitor its commercial distribution of INFeD® without certification by independent third-party consultants. In October 2002, the FDA conducted an inspection of the Steris facility and found it to be in compliance with cGMP regulations. In November 2002, the FDA authorized Steris to manufacture and distribute commercial products without batch-by-batch review by an independent third-party consultant or the FDA. We are currently reviewing strategic alternatives, and intend to dispose of Steris.

        See "Risk Factors—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities."

        Watson and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquiries, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the company, its results of operations, financial condition and cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

ITEM 4a.    EXECUTIVE OFFICERS OF THE REGISTRANT

        Below are our executive officers as of February 26, 2003.

Name	Age	Principal Position with Registrant
Allen Chao, Ph.D.	57	Chairman and Chief Executive Officer
Joseph C. Papa	47	President and Chief Operating Officer
David A. Buchen	38	Senior Vice President, General Counsel, and Secretary
Donald A. Britt, Sr.	54	Senior Vice President, Quality Assurance
Maria Chow	48	Senior Vice President, Manufacturing Operations
Charles D. Ebert, Ph.D.	49	Senior Vice President, Research and Development
David C. Hsia, Ph.D.	58	Senior Vice President, Scientific Affairs
Susan Skara	52	Senior Vice President, Human Resources

Allen Chao, Ph.D.

        Allen Chao, Ph.D., age 57, a co-founder of Watson, has been our Chief Executive Officer since 1985 and Chairman since May 1996. Dr. Chao served as our President from February 1998 to October 2002. Dr. Chao serves on the Board of Directors of Somerset Pharmaceuticals, Inc., a research and development pharmaceutical company, which is fifty percent owned by Watson. He also serves on the Board of Directors of Accuray, Inc., a developer of medical devices for the treatment of cancers. Dr. Chao received a Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1973.

Joseph C. Papa

        Joseph C. Papa, age 47, has been our President since October 2002 and our Chief Operating Officer since November 2001. Prior to joining Watson, Mr. Papa was President and Chief Operating Officer of DuPont Pharmaceuticals Company from February 2001 to November 2001, responsible for U.S., International and European Operations, as well as for manufacturing and the quality assurance and regulatory compliance organizations. Prior to joining DuPont Pharmaceuticals Company, he was President, North America Global Country Operations for Pharmacia Corporation from May 2000 to February 2001. From September 1997 to April 2000, Mr. Papa was President, U.S. Operations for Searle Pharmaceuticals Company. Mr. Papa received a M.B.A. from Northwestern University in 1983 and a B.S. in Pharmacy from the University of Connecticut in 1978.

David Buchen

        David Buchen, age 38, has served as Senior Vice President, General Counsel and Secretary since November 2002. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkley in 1985, and a J.D. from George Washington University Law School in 1989.

Donald A. Britt, Sr.

        Donald A. Britt, Sr., age 54, has served as Senior Vice President, Quality Assurance since August 2000. Previously he served Schein Pharmaceutical, Inc. as its Senior Vice President, Quality and Regulatory Affairs from January 2000 to August 2000. From May 1999 through January 2000, Mr. Britt was Senior Vice President QA/QC and Compliance for Centocor, Inc., a Johnson & Johnson company. From February 1996 through May 1999, he was initially Vice President of World Wide Quality for Rhone-Poulenc Rorer, Inc. and subsequently named Vice President for World Wide Quality and Health, Safety and Environment for Aventis S.A. Mr. Britt received a B.S. in Chemistry and Microbiology from the University of South Carolina.

Maria Chow

        Maria Chow, age 48, has served as our Senior Vice President, Manufacturing Operations since March 2001 and has been a Vice President of Watson Laboratories, Inc., a subsidiary of Watson, since 1992. Ms. Chow received a B.S. in Business Administration from California State University, Long Beach in 1979.

Charles D. Ebert, Ph.D.

        Charles D. Ebert, Ph.D., age 49, has served as our Senior Vice President, Research and Development since May 2000. He served as our Senior Vice President, Proprietary Research and Development from June 1999 to May 2000. Before joining Watson, Dr. Ebert served TheraTech, Inc. as its Senior Vice President, Research and Development since 1992, and as its Vice President, Research and Development from 1987 to 1992. Dr. Ebert received a B.S. in Biology from the University of Utah in 1977 and a Ph.D. in Pharmaceutics from the University of Utah in 1981.

David C. Hsia, Ph.D.

        David C. Hsia, Ph.D., age 58, has served as our Senior Vice President, Scientific Affairs since May 1995 and has been a Vice President of Watson since 1985. Dr. Hsia is also co-founder of Watson. He has been involved in the development of pharmaceutical formulations for oral contraceptives, sustained-release products and novel dosage forms for over 20 years. Dr. Hsia received a Ph.D. in industrial and physical pharmacy from Purdue University in 1975.

Susan Skara

        Susan Skara, age 52, has served as our Senior Vice President, Human Resources since November 2002. Ms. Skara joined Watson in March 1999 as Vice President, Human Resources, a position she held until November 2002. Prior to joining Watson, Ms. Skara worked for Apria Healthcare and last held the position of Senior Vice President of Human Resources from November 1996 to June 1998. Ms. Skara received a B.A. in French from California State University, Fullerton.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the New York Stock Exchange under the symbol "WPI." The following table sets forth the quarterly high and low share price information for the periods indicated:

	High	Low
Year ended December 31, 2002:
First	$33.25	$25.65
Second	$27.43	$23.00
Third	$26.00	$17.95
Fourth	$30.80	$22.17
Year ended December 31, 2001:
First	$58.00	$42.69
Second	$64.90	$46.10
Third	$66.39	$47.86
Fourth	$58.18	$26.50

        As of February 26, 2003, we estimate that there were approximately 3,770 holders of record of our common stock.

        We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

WATSON PHARMACEUTICALS, INC.

FINANCIAL HIGHLIGHTS(1)

(In thousands, except per share amounts)

	At December 31,
	2002	2001	2000	1999	1998
Operating Highlights:
Net revenues	$1,223,198	$1,160,676	$811,524	$704,890	$607,185
Gross profit	$677,573	$652,142	$439,743	$470,550	$395,144
Operating income(2)	$269,364	$101,319	$8,232	$241,075	$193,254
Net income(2)	$175,796	$116,361	$157,495	$182,661	$121,774
Basic earnings per share	$1.65	$1.10	$1.55	$1.85	$1.25
Diluted earnings per share	$1.64	$1.07	$1.52	$1.82	$1.22
Weighted average shares outstanding, basic	106,675	106,130	101,430	98,500	97,460
Weighted average shares outstanding, diluted	107,367	108,340	103,575	100,520	100,140
Balance Sheet Highlights:
Current assets	$920,781	$889,738	$831,345	$459,918	$328,305
Working capital	$545,316	$644,613	$550,905	$309,137	$222,335
Total assets	$2,663,464	$2,528,334	$2,579,898	$1,465,581	$1,138,231
Total debt	$415,237	$483,805	$536,154	$151,194	$152,926
Liabilities incurred for acquisitions of products and businesses	$8,676	$15,759	$19,907	$55,925	$53,851
Deferred tax liabilities	$151,890	$186,145	$255,968	$87,060	$54,512
Total stockholders' equity	$1,798,284	$1,672,050	$1,547,969	$1,058,908	$802,897

(1)
We acquired Makoff R&D Laboratories, Inc. (Makoff) in 2000 and TheraTech, Inc. (TheraTech) in 1999. These transactions were accounted for under the pooling of interests accounting method, and accordingly, the selected consolidated financial data in Item 6 includes the results of operations of these businesses for all periods presented (as if the companies noted had always operated as one).

(2)
For discussion on comparability of operating income and net income, please refer to detailed financial line item discussion in our Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

        We did not pay any cash dividends during the years presented. In 2000, Makoff made distributions to its stockholders, before its merger with Watson, totaling $2.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption "Cautionary Note Regarding Forward-Looking Statements" in Item 1. of this Form 10-K. In addition, the following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

GENERAL

        Watson Pharmaceuticals, Inc. (Watson or the Company) is primarily engaged in the development, manufacture, marketing, sale and distribution of branded and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Currently, Watson markets more than 30 branded pharmaceutical products and approximately 130 generic pharmaceutical products. The Company also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms. Watson operates manufacturing, distribution, research and development and administrative facilities primarily in the United States of America (U.S.).

CRITICAL ACCOUNTING POLICIES

        Watson's consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the U.S. We have taken into consideration all professional accounting standards that are effective for the year ended December 31, 2002 in preparing our consolidated financial statements. Our significant accounting policies are described in Note 2 in the accompanying Notes to Consolidated Financial Statements. Included within these policies are our "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition. Our critical accounting policies are described in detail below.

Provision for Sales Returns and Allowances

        When we recognize revenue from the sale of our products, we simultaneously record an estimate of various sales returns and allowances that reduce product sales and accounts receivable. These adjustments to revenue include estimates for chargebacks, rebates, returns, and other sales allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with our wholesale and indirect customers. If the historical data and inventory estimates we used to calculate these provisions do not properly reflect future activity, our financial position, results of operations and cash flows could be impacted.

        The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. We establish contract prices for indirect customers who are supplied by our wholesale customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer's contract price. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience and estimated wholesaler inventory levels. We continually monitor our assumptions giving consideration to estimated wholesaler inventory levels and current pricing trends and make adjustments to these provisions when we believe that the actual chargeback amounts will differ from the estimated provisions.

Inventory Valuation

        Inventories consist of finished goods held for distribution, raw materials and work in process. Additionally, at December 31, 2002, we had approximately $28.5 million in inventory relating to products that are pending approval by the FDA or have not yet been launched due to contractual restrictions. Our inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Product Rights

        Our product rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives ranging from three to twenty years. We determine amortization periods for product rights based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the product right's useful life and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decline.

        Product rights are tested periodically for impairment in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS No. 144). The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product(s). In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product(s) and the carrying value is considered not recoverable, an impairment exists. An impairment loss is measured as the excess of the asset's carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in net income in the period that the impairment occurs.

Goodwill and Indefinite-Lived Intangible Assets

        We test goodwill and indefinite-lived intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142). We perform these tests annually. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 8 in the accompanying Notes to Consolidated Financial Statements. An impairment, if any, would be recorded in operating income and could significantly adversely affect net income and earnings per share.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

Net Revenues

	Years Ended December 31,
			Change
($ in thousands):	2002	2001	$	%
Net Revenues by Segment:
Branded pharmaceutical products	$649,495	$551,558	$97,937	17.8%
% of product net revenues	55%	48%
Generic pharmaceutical products	537,450	597,398	(59,948)	(10.0)%
% of product net revenues	45%	52%
Other	36,253	11,720	24,533	209.3%

Total net revenues	$1,223,198	$1,160,676	$62,522	5.4%

        The increase in total net revenues was primarily related to the increase in our branded segment, partially offset by a decline in our generic segment. Other net revenues increased as the result of the receipt of certain contingent payments relating to the settlement of a legal dispute and the timing of revenues received from research and development and licensing fees. We may continue to receive certain contingent payments through the third quarter of 2003.

Branded Pharmaceutical Products

        The increase in net revenues from our branded pharmaceutical products was primarily attributable to revenue growth within our Women's Health and Urology/General Products divisions. Contributing to the rise in our Women's Health division's net revenues was our launch of Microgestin®, an oral contraceptive product, late in 2001. In addition, net revenues from various other oral contraceptive products within the division increased as a result of increases in price and unit sales.

        The increase in net revenues from our Urology/General Products division was primarily attributable to net revenues from Actigall®. We acquired the U.S. product rights to Actigall®, which aids in the dissolution of certain types of gallstones, from Novartis in January 2002.

        The overall increase in net revenues from our branded segment was partially offset by a decrease in sales within our Nephrology division. The decrease was primarily attributable to unit sales declines and increased competition.

        We expect our branded pharmaceutical products net revenues to increase during 2003, due primarily to new product introductions generated through acquisitions, licensing and internal development.

Generic Pharmaceutical Products

        The decrease in net revenues from our generic segment was primarily due to lower pricing and reduced sales for buspirone as a result of the loss of marketing exclusivity in February 2002 and the entry of additional generic competitors. We launched buspirone, the generic equivalent to Bristol-Myers Squibb's BuSpar®, in April 2001. Net revenues from new product launches after the first quarter of 2002 and an increase in net revenues from nicotine gum partially offset the overall decline in our generic segment.

        We expect our generic pharmaceutical products net revenues to increase during 2003, due to new product introductions and price increases.

Gross Profit Margin on Product Net Revenues (Gross Margin)

	Years Ended December 31,
($ in thousands):	2002	2001	% Change
Gross Margin by Segment:
Branded pharmaceutical products	79.2%	76.7%	3.2%
Generic pharmaceutical products	23.6%	36.4%	(35.1)%
Gross margin on product net revenues	54.0%	55.7%	(3.1)%

        The decline in our gross margin on generic product net revenues in 2002 was primarily attributable to the loss of marketing exclusivity of buspirone.

        We expect our gross margin on branded pharmaceutical products in 2003 to remain consistent with 2002. Gross margin on our generic pharmaceutical products is expected to improve in 2003 due to higher gross margins on new products we expect to launch or reintroduce in 2003.

Research and Development (R&D) Expenses

	Years Ended December 31,
			Change
($ in thousands):	2002	2001	$	%
R&D expenses	$81,617	$63,517	$18,100	28.5%
as % of net revenues	6.7%	5.5%

        The increase in research and development expenses was primarily the result of increased spending on clinical studies on both branded and generic products.

        We anticipate our R&D spending to continue to increase in 2003, however at a slightly lower rate than 2002. The increased spending is a result of the development of both branded and generic pharmaceutical products.

Selling, General and Administrative (SG&A) Expenses

	Years Ended December 31,
			Change
($ in thousands):	2002	2001	$	%
SG&A expenses	$235,088	$210,002	$25,086	11.9%
as % of net revenues	19.2%	18.1%

        Selling, general and administrative expenses increased primarily due to increased corporate insurance premiums, expenses associated with the initial phases of the implementation of our new Enterprise Resource Planning (ERP) system, and pre-launch costs associated with Oxytrol™, our branded product for the treatment of overactive bladder, which we expect to launch in the second quarter of 2003.

        Selling, general and administrative expenses are expected to increase in 2003 due to significant launch and contract sales organization (CSO) expenses associated with Oxytrol™, as well as expected increases in spending related to corporate insurance premiums and our continued ERP implementation.

Amortization Expense

	Years Ended December 31,
			Change
($ in thousands):	2002	2001	$	%
Amortization	$61,316	$75,875	$(14,559)	(19.2)%

        The decrease in amortization expense was primarily due to the implementation of SFAS No. 142, which discontinued the amortization of goodwill effective January 1, 2002. See Note 8 in the accompanying Notes to Consolidated Financial Statements. In addition, during 2001, we recognized an impairment charge and adjusted the carrying value of our product rights for Dilacor® XR. This adjustment resulted in a substantial decrease in amortization expense for periods subsequent to the adjustment. These decreases were partially offset by current year amortization expense related to new product acquisitions. See Note 3 in the accompanying Notes to Consolidated Financial Statements.

        We expect amortization expense to increase in 2003 as a result of the Novartis products acquired in February 2003.

Loss on Assets Held for Disposition

	Years Ended December 31,
			Change
($ in thousands):	2002	2001	$	%
Loss on assets held for disposition	$30,188	$53,833	$(23,645)	(43.9)%

        Our loss on assets held for disposition is primarily related to Steris Laboratories, Inc. (Steris), our injectable products manufacturing facility, located in Phoenix, Arizona. The 2002 loss represents the facility's operating expenses for the year. The loss in 2001 is comprised of operating expenses and an adjustment of $45.4 million to the carrying value of certain assets. We are actively discussing the potential sale of the facility with interested parties.

        If we are unable to complete a sale transaction or obtain a binding offer for the Steris facility in the near term, we will reclassify the asset and it will be accounted for as held and used in accordance with SFAS No. 144. As such, the components of the asset will be classified to their respective balance sheet accounts, and the expenses of the facility will be recorded as cost of sales and selling, general and administrative expenses as appropriate.

Loss from Joint Ventures

	Years Ended December 31,
			Change
($ in thousands):	2002	2001	$	%
Loss from joint ventures	$(3,750)	$(4,281)	$531	(12.4)%

        Our loss from joint ventures was primarily attributable to losses from our interest in Somerset. These losses were partially offset by income from our interest in ANCIRC Pharmaceuticals, a joint venture with Andrx Corporation. See Note 7 in the accompanying Notes to Consolidated Financial Statements. During 2002, the FDA issued to Somerset a "not-approvable" letter with respect to Somerset's New Drug Application for EmSam™. We understand that Somerset is continuing efforts toward approval of this product and expect to continue recording losses during 2003. We expect to continue to record gains from ANCIRC during 2003 which may partially offset the Somerset losses.

Gain from Legal Settlement

	Years Ended December 31,
			Change
($ in thousands):	2002	2001	$	%
Gain from legal settlement	$32,000	$60,517	$(28,517)	(47.1)%

        In 2002, we received a one-time payment from Bristol-Myers Squibb of $32 million relating to the settlement of a legal dispute. During 2001, we recorded a one-time gain from our litigation settlement with Aventis Pharma AG related to Dilacor® XR and its generic equivalent.

Income Tax Expense

	Years Ended December 31,
			Change
($ in thousands):	2002	2001	$	%
Income taxes	$103,294	$82,591	$20,703	25.1%
effective tax rate	37.0%	41.5%

        The change in the effective income tax rate was primarily the result of our January 1, 2002 adoption of SFAS No. 142, which discontinued the amortization of goodwill. In previous years, the amortization related to goodwill was non-deductible for income tax purposes.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

Net Revenues

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
Net Revenues by Segment:
Branded pharmaceutical products	$551,558	$422,983	$128,575	30.4%
% of product net revenues	48%	53%
Generic pharmaceutical products	597,398	370,809	226,589	61.1%
% of product net revenues	52%	47%
Other	11,720	17,732	(6,012)	(33.9)%

Total net revenues	$1,160,676	$811,524	$349,152	43.0%

Branded Pharmaceutical Products

        The growth in our branded net revenues from 2000 to 2001 was primarily the result of our acquisition of Schein Pharmaceutical, Inc. (Schein) in July 2000 and increased net revenues within our Women's Health and Nephrology divisions. These increases were offset in part by lower net revenues from our dermatology and pain management products due to declining demand as a result of generic competition. In addition, net revenues from Dilacor® XR were significantly lower due to generic competition and lost revenues as a result of historic supply issues.

Generic Pharmaceutical Products

        The increase in our generic segment was primarily related to net revenues from buspirone, the generic equivalent of Bristol-Myers Squibb's BuSpar®, which we launched in April 2001. We benefited from marketing exclusivity on buspirone into the first quarter of 2002.

Gross Profit Margin on Product Net Revenues (Gross Margin)

	Years Ended December 31,
($ in thousands):	2001	2000	% Change
Gross margin on product net revenues	55.7%	53.2%	4.8%

        The increase in gross margin was primarily due to higher generic product margins as a result of buspirone market exclusivity.

Research and Development (R&D) Expense

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
R&D expense	$63,517	$67,294	$(3,777)	(5.6)%
as % of net revenues	5.5%	8.3%

        The decrease in R&D expense is a result of a $13 million license fee recorded in the 2000 period related to our acquisition of certain product and marketing rights to Prestara™ (formerly Aslera™), developed by Genelabs. Exclusive of this license fee in 2000, R&D spending increased 18% in 2001. We continued to focus on branded product development while spending on certain generic projects decreased.

Selling, General and Administrative (SG&A) Expense

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
SG&A expense	$210,002	$161,652	$48,350	29.9%
as % of net revenues	18.1%	19.9%

        The increase in SG&A expense is due to the expenses attributable to the addition of the sales, marketing and administrative personnel of Schein, which we acquired in July 2000.

Amortization Expense

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
Amortization	$75,875	$55,215	$20,660	37.4%

        Amortization expense increased primarily due to the amortization of the intangible assets recorded as a result of the Schein acquisition and other product right acquisitions in 2001. These increases were offset by lower amortization associated with the reduced Dilacor® XR product rights.

Charge for Asset Impairment

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
Charge for asset impairment	$147,596	$—	$147,596	n/a

        In 2001, we recognized a charge for asset impairment related to product rights to Dilacor® XR and its generic equivalent, as a result of declines in revenue and gross profit contribution from product sales. We adjusted the carrying value of the Dilacor® XR product rights to reflect their estimated fair value, which resulted in a charge of $147.6 million.

Loss on Assets Held for Disposition

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
Loss on assets held for disposition	$53,833	$—	$53,833	n/a

        The loss in 2001 was comprised of an adjustment of $45.4 million to the carrying value of certain assets held for disposition and operating expenses of $8.4 million, related to Steris.

Loss from Joint Ventures

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
Loss from joint ventures	$(4,281)	$(2,461)	$(1,820)	74.0%

        Our joint venture loss resulted primarily from our interest in Somerset. The increase in the loss was primarily a result of lower sales volumes and increased research and development costs.

Gain on Investments

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
Gain on sale of securities	$65,338	$358,561	$(293,223)	(81.8)%

        The gain on investments in 2001 and 2000 resulted from our sale of shares of Andrx Corporation—Andrx Group (Andrx) (Nasdaq: ADRX) common stock. We received proceeds from the sale of approximately $68.0 million and $381.5 million in 2001 and 2000, respectively. The decrease in the gain was due to a lesser number of shares sold and a decrease in the market value of the stock at the time of sale.

Gain from Legal Settlement

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
Gain from legal settlement	$60,517	$—	$60,517	n/a

        In the third quarter of 2001, we recorded a non-operating gain from our litigation settlement with Aventis Pharma AG.

Interest and Other Income

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
Interest and other income	$3,871	$15,354	$(11,483)	(74.8)%

        The decrease in interest and other income was due to lower cash balances, which primarily resulted from the use of cash for the Schein acquisition, and a decline in interest rates during 2001.

Income Tax Expense

	Years Ended December 31,
			Change
($ in thousands):	2001	2000	$	%
Income taxes	$82,591	$184,678	$(102,087)	(55.3)%
effective tax rate	41.5%	52.0%

        Our effective tax rate was impacted by goodwill amortization in 2001 and an in-process research and development charge in 2000, both of which were non-deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        We assess liquidity by our ability to generate cash to fund our operations. Significant factors that affect the management of our liquidity include: current balances of cash, cash equivalents and value of marketable securities; expected cash flows provided by operations; current levels of our accounts receivable, inventory and accounts payable balances; our expected investment in capital; access to financing sources, including credit and equity arrangements; and the financial flexibility to attract long-term capital on satisfactory terms.

        We generated cash in excess of our working capital requirements for the year ended December 31, 2002. Our cash flows provided by operations were $307.9 million. The increase in cash flow from operations was primarily due to the change, year over year, in net income and balances of accounts receivable, accounts payable and accrued expenses, and income tax liabilities. This increase was offset in part by the build-up of inventories in support of expected new product launches and marketing initiatives.

        In addition to the increase in inventories ($74.4 million), other significant uses of cash included the acquisition of product rights ($124.4 million), additions to property and equipment ($87.5 million) and principal payments on our term loan facility and acquisition liabilities ($75.5 million). We currently expect to spend between $125 million to $135 million for property and equipment additions in 2003, of which we expect approximately $25 million to be related to the installation and implementation of our new ERP system. Through February 2003, we spent approximately $178 million related to the acquisition of products from Novartis Pharmaceuticals Corporation, for which we used $60 million from our revolving credit facility and paid the remainder in cash. We continue to evaluate opportunities related to the acquisition of additional product rights and other investments.

        In July 2000, we entered into a credit agreement with a bank and a consortium of lenders that included a $500 million term loan facility and a $200 million revolving credit facility. As of December 31, 2002, approximately $266 million remained outstanding under this term loan, at an effective annual interest rate of approximately 3.8%. As of December 31, 2002, scheduled quarterly principal payments under the term loan for the next twelve months total $83.4 million. Under the credit agreement, we are subject to certain financial and other operational covenants, all of which, as of December 31, 2002, we are in compliance. As of February 2003, we had drawn $60 million on the revolving credit facility.

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

        The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2002 (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$416,214	$83,360	$99,449	$83,361	$12	$13	$150,019
Liabilities incurred for acquisitions of products and businesses	8,676	2,728	1,484	1,484	1,484	1,496	—
Operating lease obligations	45,199	8,534	6,477	5,570	2,992	3,035	18,591

Total contractual cash obligations	$470,089	$94,622	$107,410	$90,415	$4,488	$4,544	$168,610

        In addition, as discussed in Note 3 in the accompanying Notes to Consolidated Financial Statements, we agreed to certain contingent payments to Genelabs Technologies, Inc. (Genelabs) aggregating up to $45 million upon certain FDA approvals of Prestara™, formerly known as Aslera™. In August 2002, the FDA issued an approvable letter to Genelabs for its NDA for Prestara™. Final approval is contingent upon the successful completion of an additional clinical trial and submission of data for the qualification of a manufacturing site.

        Our cash and marketable securities totaled $272.8 million at December 31, 2002. The fair value of our marketable securities may fluctuate significantly due to volatility of the stock market and changes in general economic conditions. See Item 7A. in this Annual Report on Form 10-K. We believe that our cash and marketable securities balance and our expected cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months. However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business. We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investment, to refinance existing debt, or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 144 on January 1, 2002, which had no material impact on the Company's results of operations or financial position.

        As of December 31, 2002, the Company's Steris facility was accounted for as an asset held for sale (see further discussion of Steris in Note 3 in the accompanying Notes to Consolidated Financial Statements). This asset was included on Watson's Consolidated Balance Sheets at its estimated fair value and the related expenses of the facility were included as loss on assets held for disposition on Watson's Consolidated Statements of Income. If we are unable to complete a sale transaction or obtain a binding offer for the Steris facility in the near term, we will reclassify the asset and it will be accounted for as held and used in accordance with SFAS No. 144. As such, the components of the asset will be classified to their respective balance sheet accounts, and the expenses of the facility will be recorded as cost of sales and selling, general and administrative expenses as appropriate.

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 recinds SFAS No. 4 and SFAS No. 64, which relate to the extinguishment of debt, recinds No. 44 relating to the accounting for intangible assets of motor carriers, and amends SFAS No. 13 relating to the accounting for leases. SFAS No. 145 also amends certain other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under previous guidance. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for our fiscal year ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. At December 31, 2002, the Company had no guarantees outstanding.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted the fair value based method of accounting for employee stock-based compensation.

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

Investment Risk

        As of December 31, 2002, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $97.8 million. We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary. At December 31, 2002, we had equity-method investments of $37.2 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $60.6 million ($42.6 million that was included in "Marketable securities" and $18.0 million that was included in "Investments and other long-term assets"). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at December 31, 2002, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $15 million, $24 million and $30 million, respectively.

        As discussed in Note 5 in the accompanying Notes to Consolidated Financial Statements, our investment in Andrx consisted of approximately 1.5 million shares of Andrx common stock with a fair value of $22.5 million at December 31, 2002. Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk. The market price of Andrx common shares has been, and may continue to be, volatile. For example, on December 31, 2001, the final trading day of 2001, the closing price of Andrx was $70.41. On December 31, 2002, the final trading day of 2002, the closing price of Andrx was $14.67. The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2002 and 2001:

	High	Low
2002, by quarter
First	$71.27	$31.13
Second	$48.20	$25.80
Third	$27.89	$16.61
Fourth	$23.19	$10.75
2001, by quarter
First	$72.25	$38.50
Second	$77.00	$44.94
Third	$77.39	$58.02
Fourth	$76.52	$61.30

        In addition, our marketable securities include shares of common stock of Dr. Reddy's Laboratories, Limited (Dr. Reddy). As of December 31, 2002, Watson owned 1.0 million common shares of Dr. Reddy with a fair value of $20.1 million. Dr. Reddy's shares trade on the Bombay Stock Exchange (BSE) and on the New York Stock Exchange in the form of American Depositary Shares. However, the shares of Dr. Reddy common stock that we hold are currently tradable only on the BSE, since our shares are not presently in the form of American Depositary Shares. The liquidity of our Dr. Reddy investment may be limited due to the currently low Dr. Reddy daily trading volume on the BSE, among other factors.

        The following table sets forth the Dr. Reddy high and low market price per share information, based on published financial sources, for 2002 and 2001:

	High	Low
2002, by quarter
First	$24.55	$18.91
Second	$24.00	$18.40
Third	$21.64	$16.00
Fourth	$19.47	$13.31
2001, by quarter
First	$—	$—
Second	$19.20	$10.04
Third	$26.00	$17.05
Fourth	$25.35	$17.05

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

        As discussed in Note 9 in the accompanying Notes to Consolidated Financial Statements, as of December 31, 2002, we had approximately $266 million outstanding under a LIBOR-based, variable interest rate term loan. A hypothetical 100 basis point increase in interest rates, based on the December 31, 2002 term loan balance, would reduce our annual net income by approximately $1.7 million. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

        Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair value of our fixed-rate senior unsecured notes approximated its carrying value of $149 million at December 31, 2002. While changes in market interest rates may affect the fair value of our fixed-rate long-term notes, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our results of operations, financial condition or cash flows will not be material.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to the Registrant's 2003 Annual Meeting of Stockholders to be held on May 19, 2003 (the "2003 Proxy Statement").

Executive Officers

        The information concerning executive officers of Watson required under this Item is provided in Part I under Item 4a of this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information concerning executive compensation for Watson required under this Item is incorporated herein by reference from our 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

        Watson maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  1. Consolidated Financial Statements and Supplementary Data

          The following are included herein under Item 8:

        (a)  2. Financial Statement Schedules

          None.    All financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

        (a)  3. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Company and all amendments thereto are incorporated by reference to Exhibit 3.1 to the Company's June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to the Company's June 30, 1996 Form 10-Q.
3.2	The Company's By-laws, as amended and restated as of July 27, 2001, are incorporated by reference to Exhibit 3.2 to the Company's June 30, 2001 Form 10-Q.
4.1
Trust Indenture dated May 18, 1998 between the Company and First Union National Bank, as Trustee for the issuance of the Company's Senior Unsecured Notes, is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A (Reg. No. 333-49079), filed on April 30, 1999.
10.1	Industrial Real Estate Lease, with addendum, dated December 23, 1985, between Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company, is incorporated by reference to Exhibit 10.6 to 33-46229.
Second Amendment thereto dated August 8, 1995 is incorporated by reference to Exhibit 10.1 to the Company's September 30, 1995 Form 10-Q.
Third Amendment thereto dated August 31, 1998 is incorporated by reference to Exhibit 10.3 to the Company's 1998 Form 10-K.
Fourth Amendment thereto dated March 19, 2001 is incorporated by reference to Exhibit 10.1 to the Company's 2000 Form 10-K.

*10.2	1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company's June 30, 1995 Form 10-Q
Plan amendments are incorporated by reference to Exhibit 10.6(a) to the Company's June 30, 1996 Form 10-Q and by reference to Exhibit 10.6(a) to the Company's March 31, 1997 Form 10-Q.
*10.3
Watson Pharmaceuticals, Inc. Employee Stock Purchase Plan effective as of February 12, 2001, is incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2001.
First Amendment to the Employee Stock Purchase Plan of Watson, is incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 2001.
*10.4
Watson Pharmaceuticals, Inc. 2001 Incentive Award Plan effective as of February 12, 2001, is incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the quarterly period ended March 31, 2001.

First Amendment to the 2001 Incentive Award Plan of Watson, is incorporated by reference to Exhibit 10.2 to the Company's Form S-8 (Reg. No. 333-61844) filed on May 30, 2001 and hereby incorporated by reference.
*10.5
Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement in substantially the form filed and incorporated by reference to Exhibit 10.4 to the Company's 2000 Form 10-K with each of its executive officers, who include Allen Chao, Ph.D., Maria Chow, David C. Hsia, Ph.D., and Joseph Papa. A copy of each of these individual's Key Employee Agreements will be provided to the Staff upon request.
*10.6	Key Employment Agreement entered into as of May 1, 2002 by and between Don Britt and the Company, is incorporated by reference to Exhibit 10.1 to the Company's June 30, 2002 Form 10-Q.
*10.7	Key Employment Agreement entered into as of August 15, 2002 by and between Charles Ebert and the Company, is incorporated by reference to Exhibit 10.1 to the Company's September 30, 2002 Form 10-Q.
10.8
Asset Purchase Agreement among the Company, G. D. Searle & Co. and SCS Pharmaceuticals, dated September 30, 1997, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 16, 1997.
10.9	Supply Agreement between the Company and G. D. Searle & Co., dated October 16, 1997, is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 16, 1997.
10.10	Stock Purchase Agreement among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc. dated August 25, 1997 is incorporated by reference to Exhibit 10.27 to the Company's 1997 Form 10-K.
Amendment dated November 26, 1997 is incorporated by reference to Exhibit 10.27(a) to the Company's 1997 Form 10-K.
Second Amendment dated February 27, 1998, is incorporated by reference to Exhibit 10.27(b) to the Company's 1997 Form 10-K.

†10.11
Distribution Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated June 24, 1993, as amended June 28, 1994, is incorporated by reference to Exhibit 10.12 to the Company's 2000 Form 10-K.
†10.12
Manufacturing & Supply Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmbH dated December 1, 1998, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.13 to the Company's 2000 Form 10-K.
†10.13
Trademark Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated August 26, 1993, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.14 to the Company's 2000 Form 10-K.
10.14
Amended and Restated Credit Agreement dated as of August 28, 2000 among the Company, SG Cowen Securities and Societe Generale, is incorporated by reference to Exhibit 10.15 to the Company's 2000 Form 10-K.
Amendment dated December 5, 2001 among the Company, Societe Generale and Wachovia Bank N.A., is incorporated by reference to Exhibit 10.15 to the Company's 2001 Form 10-K.
†10.15	Packaging Agreement between Searle & Co. and Watson Laboratories, Inc. dated February 15, 2002, is incorporated by reference to Exhibit 10.1 to the Company's March 31, 2002 Form 10-Q.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.

*
Compensation Plan or Agreement

†
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

        (b)  Reports on Form 8-K:

          No Reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)

	By:	/s/ ALLEN CHAO Allen Chao, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ R. TODD JOYCE R. Todd Joyce Vice President—Corporate Controller and Treasurer (Principal Accounting Officer and Principal Financial Officer)
Date: March 3, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN CHAO Allen Chao, Ph.D.	Chairman and Chief Executive Officer	March 3, 2003
/s/ MICHAEL J. FEDIDA Michael J. Fedida	Director	March 3, 2003
/s/ MICHEL J. FELDMAN Michel J. Feldman	Director	March 3, 2003
/s/ ALBERT F. HUMMEL Albert F. Hummel	Director	March 3, 2003
/s/ JACK MICHELSON Jack Michelson	Director	March 3, 2003

/s/ RONALD R. TAYLOR Ronald R. Taylor	Director	March 3, 2003
/s/ ANDREW L. TURNER Andrew L. Turner	Director	March 3, 2003
/s/ FRED G. WEISS Fred G. Weiss	Director	March 3, 2003

CERTIFICATIONS

I, Allen Chao, Chairman and Chief Executive Officer, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Watson Pharmaceuticals, Inc.;

2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c)    presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003
/s/ ALLEN CHAO, PH.D. Allen Chao, Ph.D. Chairman and Chief Executive Officer (Principal Executive Officer)

I, R. Todd Joyce, Vice President—Corporate Controller and Treasurer, certify that:

1.    I have reviewed this Annual Report on Form 10-K of Watson Pharmaceuticals, Inc.;

2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.    Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c)    presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003
/s/ R. TODD JOYCE R. Todd Joyce Vice President—Corporate Controller and Treasurer (Principal Financial Officer)

        All financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF MANAGEMENT

         Management is responsible for the consolidated financial statements and the other financial information included in this 2002 Annual Report on Form 10-K for Watson Pharmaceuticals, Inc. The Board of Directors, acting through its Audit Committee, which is composed solely of directors who are not employees of the Company, oversees the financial reporting process. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on judgments and estimates made by management. Actual results could differ from amounts estimated.

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

/s/ ALLEN CHAO Allen Chao, Ph.D. Chairman and Chief Executive Officer

/s/ R. TODD JOYCE R. Todd Joyce Vice President—Corporate Controller and Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders
of Watson Pharmaceuticals, Inc.

        In our opinion, the accompanying consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of recognizing revenue during the year ended December 31, 2000. In addition, as discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Orange County, California
January 31, 2003

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$230,155	$193,731
Marketable securities	42,649	135,688
Accounts receivable, net of allowances for doubtful accounts of $3,046 and $3,253	178,563	173,085
Assets held for disposition	29,362	45,496
Inventories	326,741	252,325
Prepaid expenses and other current assets	35,895	32,710
Deferred tax assets	77,416	56,703

Total current assets	920,781	889,738
Property and equipment, net	297,337	234,911
Investments and other assets	75,435	113,086
Deferred tax assets	34,596	21,675
Product rights and other intangibles, net	889,027	825,936
Goodwill	446,288	442,988

Total assets	$2,663,464	$2,528,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$177,812	$159,809
Income taxes payable	111,565	10,766
Current portion of long-term debt	83,360	68,102
Current liability incurred for acquisitions of products and businesses	2,728	6,448

Total current liabilities	375,465	245,125
Long-term debt	331,877	415,703
Long-term liability incurred for acquisitions of products and businesses	5,948	9,311
Deferred tax liabilities	151,890	186,145

Total liabilities	865,180	856,284

Commitments and contingencies
Stockholders' equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 106,878,900 and 106,458,800 shares outstanding	353	351
Additional paid-in capital	797,097	790,742
Retained earnings	998,850	823,054
Accumulated other comprehensive income	1,984	57,903

Total stockholders' equity	1,798,284	1,672,050

Total liabilities and stockholders' equity	$2,663,464	$2,528,334

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Net revenues	$1,223,198	$1,160,676	$811,524
Cost of sales	545,625	508,534	371,781

Gross profit	677,573	652,142	439,743

Operating expenses:
Research and development	81,617	63,517	67,294
Selling, general and administrative	235,088	210,002	161,652
Amortization	61,316	75,875	55,215
Charge for asset impairment	—	147,596	—
Loss on assets held for disposition	30,188	53,833	—
Merger and related expenses	—	—	22,350
Charge for acquired in-process research and development	—	—	125,000

Total operating expenses	408,209	550,823	431,511

Operating income	269,364	101,319	8,232

Other income (expense):
Equity in losses of joint ventures	(3,750)	(4,281)	(2,461)
Gain (loss) on investments	(2,335)	65,338	358,561
Gain from legal settlement	32,000	60,517	—
Interest and other income, net	5,892	3,871	15,354
Interest expense	(22,081)	(27,812)	(24,284)

Total other income (expense), net	9,726	97,633	347,170

Income before income tax provision, extraordinary item and cumulative effect of change in accounting principle	279,090	198,952	355,402
Provision for income taxes	103,294	82,591	184,678

Income before extraordinary item and cumulative effect of change in accounting principle	175,796	116,361	170,724
Extraordinary loss on early retirement of debt, net of taxes of $730	—	—	(1,216)
Cumulative effect of change in accounting principle, net of taxes of $7,208	—	—	(12,013)

Net income	$175,796	$116,361	$157,495

See accompanying Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2002	2001	2000
Basic earnings per share:
Income before extraordinary item and cumulative effect of a change in accounting principle	$1.65	$1.10	$1.68
Extraordinary loss on retirement of debt, net of taxes	—	—	(0.01)
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.12)

Net income	$1.65	$1.10	$1.55

Diluted earnings per share:
Income before extraordinary item and cumulative effect of a change in accounting principle	$1.64	$1.07	$1.65
Extraordinary loss on retirement of debt, net of taxes	—	—	(0.01)
Cumulative effect of change in accounting principle, net of taxes	—	—	(0.12)

Net income	$1.64	$1.07	$1.52

Weighted average shares outstanding:
Basic	106,675	106,130	101,430

Diluted	107,367	108,340	103,575

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175,796	$116,361	$157,495

Reconciliation to net cash provided by (used in) operating activites:
Depreciation	25,260	25,350	16,194
Amortization	61,316	75,875	55,215
Asset impairment charge	—	147,596	—
Loss on assets held for disposition	—	45,346	—
Charge for acquired in-process research and development	—	—	125,000
Extraordinary loss on early retirement of debt	—	—	1,216
Cumulative effect of change in accounting principle	—	—	12,013
Deferred income tax (benefit) provision	(29,921)	1,659	(8,659)
Equity in losses of joint ventures	2,970	4,832	2,829
Realized (gain) loss on investments	2,335	(65,338)	(358,561)
Tax benefits related to exercises of stock options	1,240	9,575	28,556
Other	2,022	(3,484)	(10,379)
Changes in assets and liabilities:
Accounts receivable	(5,478)	(88,299)	80,225
Assets held for disposition	16,134	(25,833)	(19,921)
Inventories	(74,416)	(7,171)	(82,276)
Prepaid expenses and other current assets	(5,508)	(13,835)	(10,956)
Accounts payable and accrued expenses	17,803	(64,311)	(15,817)
Income taxes payable	101,692	51,204	(12,745)
Other assets	16,702	(8,841)	—

Total adjustments	132,151	84,325	(198,066)

Net cash provided by (used in) operating activities	307,947	200,686	(40,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(87,466)	(62,045)	(35,504)
Purchases of marketable securities	—	—	(44,170)
Proceeds from maturities of marketable securities	—	760	57,274
Acquisitions of product rights	(124,407)	(28,382)	(18,645)
Acquisition of business, net of cash acquired	—	—	(518,699)
Issuance of note receivable	—	(5,500)	(12,400)
Repayment of notes receivable	7,741	—	—
Proceeds from sales of marketable equity securities	9,087	68,027	383,439
Contingent payment related to acquisition of The Rugby Group	(5,500)	—	(23,407)
Additions to long-term investments	—	(11,001)	(17,807)
Other investing activities, net	(619)	(3,728)	1,164

Net cash used in investing activities	$(201,164)	$(41,869)	$(228,755)

See accompanying Notes to Consolidated Financial Statements.

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$—	$6,700	$501,000
Principal payments on long-term debt	(68,393)	(52,748)	(365,949)
Payments on liability incurred for acquisitions of products and businesses	(7,083)	(7,642)	(15,000)
Proceeds from stock plans	5,117	22,410	109,727
Distributions to stockholders and other	—	—	(2,430)

Net cash (used in) provided by financing activities	(70,359)	(31,280)	227,348

Net increase (decrease) in cash and cash equivalents	36,424	127,537	(41,978)
Cash and cash equivalents at beginning of period	193,731	66,194	108,172

Cash and cash equivalents at end of period	$230,155	$193,731	$66,194

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (including capitalized interest of $867, $6,448 and $7,048 during the years 2002, 2001 and 2000, respectively)	$20,158	$33,203	$26,530
Income taxes, net of refunds	$25,930	$24,575	$162,690
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions of businesses:
Fair value of assets acquired	$—	$—	$1,127,094
Less liabilities assumed	—	—	(384,875)
Less common shares issued	—	—	(217,057)
Less cash acquired	—	—	(6,463)

Net cash paid for acquisitions	$—	$—	$518,699

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Common stock—shares outstanding:
Beginning balance	106,459	105,600	98,853
Exercise of stock options and warrants	364	859	1,330
Common stock issued under employee benefit plan	56	—	—
Acquisitions and other	—	—	5,417

Ending balance	106,879	106,459	105,600

Common stock—amount:
Beginning balance	$351	$348	$326
Exercise of stock options and warrants	2	3	4
Acquisitions and other	—	—	18

Ending balance	353	351	348

Additional paid-in capital:
Beginning balance	790,742	758,760	399,424
Exercise of stock options and warrants	3,914	22,407	109,723
Tax benefits related to exercise of stock options	1,201	9,575	28,556
Common stock issued under employee benefit plan	1,240	—	—
Acquisitions and other	—	—	221,057

Ending balance	797,097	790,742	758,760

Retained earnings:
Beginning balance	823,054	706,693	551,628
Net income	175,796	116,361	157,495
Distributions to stockholders	—	—	(2,430)

Ending balance	998,850	823,054	706,693

Accumulated other comprehensive income:
Beginning balance	57,903	82,168	107,530
Other comprehensive loss	(55,919)	(24,265)	(25,362)

Ending balance	1,984	57,903	82,168

Total stockholders' equity	$1,798,284	$1,672,050	$1,547,969

Comprehensive income:
Net income	$175,796	$116,361	$157,495

Other comprehensive loss:
Unrealized holding (loss) gain on securities	(91,566)	27,458	332,067
Less related income taxes	36,626	(10,983)	(132,827)

Total unrealized (loss) gain on securities, net	(54,940)	16,475	199,240

Reclassification for gains included in net income	(1,567)	(65,338)	(358,561)
Less related income taxes	588	24,598	133,959

Total reclassification, net	(979)	(40,740)	(224,602)

Total other comprehensive loss	(55,919)	(24,265)	(25,362)

Total comprehensive income	$119,877	$92,096	$132,133

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business

        Watson Pharmaceuticals, Inc. (Watson or the Company) is primarily engaged in the development, manufacture, marketing, sale and distribution of branded and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Currently, Watson markets more than 30 branded pharmaceutical products and approximately 130 generic pharmaceutical products. The Company also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms. Watson operates manufacturing, distribution, research and development and administrative facilities primarily in the United States of America (U.S.).

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The consolidated financial statements include the accounts of wholly owned and majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Certain reclassifications, none of which affected net income or retained earnings, have been made to prior year amounts to conform to the current year presentation.

        The Company completed its acquisition of Makoff R&D Laboratories, Inc. (Makoff) in November 2000, which was accounted for under the pooling of interests accounting method. Accordingly, the accompanying consolidated financial statements include the results of operations of this business for all periods presented (as if the companies had always operated as one).

        The Company also completed its acquisition of Schein Pharmaceutical, Inc. (Schein) in August 2000. This transaction was accounted for under the purchase method of accounting, and accordingly, the accompanying consolidated financial statements include the results of operations of Schein from the date of acquisition.

Use of estimates

        Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The Company's most significant estimates relate to the determination of allowances for accounts receivable, valuation of inventory balances, the determination of useful lives for intangible assets and the assessment of expected cash flows used in evaluating goodwill and other intangible assets for impairment. The estimation process required to prepare the Company's consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Watson's actual results could differ materially from those estimates.

Cash and cash equivalents

        The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty.

Fair value of other financial instruments

        The fair values of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values due to their relatively short maturities. Based on borrowing rates currently available to the Company, the carrying value of the variable rate debt approximates fair value. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. The carrying value of these obligations approximates their fair value.

Inventories

        Inventories consist of finished goods held for distribution, raw materials and work in process. Additionally, at December 31, 2002, the Company had approximately $28.5 million in inventory relating to products that are pending approval by the FDA or have not been launched due to contractual restrictions. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Property and equipment

        Property and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs associated with internally developed software are accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. The Company capitalizes interest on qualified construction projects. At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts and the related gains or losses are reflected in income.

        Depreciation expense is computed principally on the straight-line method, over estimated useful lives of the related assets. The following table provides the estimated useful lives used for each asset type:

Computer software / hardware	3-5 years
Furniture and fixtures	5-10 years
Machinery and equipment	5-10 years
Buildings & building improvements	20-40 years

        Leasehold improvements are amortized on the straight-line method over the shorter of the respective lease terms or the estimated useful life of the assets, and generally range from five to thirty years.

        The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable.

Investments

        The Company has both marketable and non-marketable equity investments. The Company classifies its marketable equity investments as available-for-sale securities with net unrealized gains or losses recorded as a separate component of stockholders' equity, net of any related tax effect. The non-marketable equity investments are accounted for under the equity-method when the Company can exert significant influence and ownership does not exceed 50%. Investments in which the Company owns less than a 20% interest and does not exert significant influence are accounted for using the cost-method if the fair value of such investments is not readily determinable.

        Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities," requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be adjusted to its fair value.

Goodwill, product rights and other intangible assets

        Goodwill is primarily related to the Company's acquisitions of Schein in 2000 and The Rugby Group, Inc. in 1998. Product rights and other related intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from three to twenty years. The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate.

        The Company evaluates its product rights and other intangible assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts. Goodwill is tested annually for impairment. Product rights and other intangible assets are tested for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable.

Revenue recognition

        Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. The adoption of SAB 101 required Watson to change the methods in which revenue was recognized from product sales and research, development and licensing agreements. Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. Revenues recognized from research, development and licensing agreements (including milestone payments) are recorded on the "contingency-adjusted performance model," which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met and cash has been received from the customer. Thereafter, once contingencies for individual milestones (e.g. government approval of a New Drug Application) have been removed, revenue is recognized based on the percentage of completion method.

Provisions for sales returns and allowances

        When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for chargebacks, rebates, returns, and other sales allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with wholesale and indirect customers. If the historical data and inventory estimates used to calculate these provisions does not properly reflect future activity, the Company's financial position, results of operations and cash flows could be impacted.

Shipping and handling costs

        The Company records shipping and handling costs in selling, general and administrative expenses. Shipping and handling costs recorded in selling, general and administrative expenses were $14.0 million, $17.2 million and $12.0 million in 2002, 2001 and 2000, respectively.

Concentration of major customers and suppliers

        For the year ended December 31, 2002, the Company's four largest customers accounted for 21%, 16%, 11% and 11%, individually, of the Company's net revenues. For the year ended December 31, 2001, the Company's three largest customers accounted for 15%, 14% and 11%, individually, of the Company's net revenues. For the year ended December 31, 2000, the Company's three largest customers accounted for 18%, 18% and 14%, individually, of the Company's net revenues.

        Certain of the Company's finished products and raw materials are obtained from single source manufacturers and suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of certain of these sources could have a temporary adverse effect on the Company's results of operations, financial condition and cash flows. Third-party manufactured products accounted for approximately 47%, 43% and 37% of the Company's product net revenues in 2002, 2001 and 2000, respectively.

Research and development activities

        Research and development activities are expensed as incurred and consist of self-funded research and development costs and the costs associated with work performed under collaborative research and development agreements. Research and development expenses include direct and allocated expenses. Research and development expenses incurred under collaborative agreements were approximately $0.8 million, $1.0 million and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerator and denominators of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net income	$175,796	$116,361	$157,495

Denominator:
Basic weighted average common shares outstanding	106,675	106,130	101,430
Effect of dilutive stock options	692	2,210	2,145

Diluted weighted average common shares outstanding	107,367	108,340	103,575

Basic earnings per share	$1.65	$1.10	$1.55

Diluted earnings per share	$1.64	$1.07	$1.52

        Stock options to purchase 11.0 million, 1.8 million and 0.3 million common shares in 2002, 2001 and 2000 respectively, were outstanding but not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

Concentration of credit risk

        The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the U.S. Approximately 72% and 65% of the trade receivable balance represented amounts due from four customers at December 31, 2002 and 2001, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Stock-based compensation

        The Company applies the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes the financial accounting and reporting standards for stock-based compensation plans. As SFAS 123 permits, the Company elected to continue accounting for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. APB 25 requires compensation expense to be recognized for stock options when the market price of the underlying stock exceeds the exercise price of the stock option on the date of the grant.

        The Company applies APB 25 in accounting for its stock option plans and, accordingly, no compensation expense has been recognized for the options in the accompanying consolidated financial statements. Had the Company determined compensation expense using the fair value method prescribed by SFAS 123, the Company's net income and earnings per share would have been as follows (in thousands, except EPS amounts):

	Years Ended December 31,
	2002	2001	2000
Net income	$175,796	$116,361	$157,495
Compensation expense	48,182	22,730	25,316
Tax effect of compensation expense	(17,833)	(9,436)	(13,156)

Pro forma net income	$145,447	$103,067	$145,335
Basic EPS—as reported	$1.65	$1.10	$1.55
Basic EPS—pro forma	$1.36	$0.97	$1.43
Diluted EPS—as reported	$1.64	$1.07	$1.52
Diluted EPS—pro forma	$1.35	$0.95	$1.40
Weighted average shares outstanding:
Basic	106,675	106,130	101,430
Diluted	107,367	108,340	103,575

        The weighted average fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: no dividend yield; expected volatility of 38%, 65% and 58%; risk-free interest rate of 4.21%, 4.78% and 6.09% per annum; and expected terms of 5.1 years, 4.6 years and 5.9 years. Weighted averages are used because of varying assumed exercise dates.

Comprehensive income

        Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to a company's stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Watson's other comprehensive income is comprised of unrealized holding gains and losses on its publicly traded equity securities, net of realized gains included in net income.

Recent accounting pronouncements

        In January 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company adopted the provisions of SFAS No. 144 on January 1, 2002, which had no material impact on the Company's results of operations or financial position.

        As of December 31, 2002, the Company accounted for Steris Laboratories, Inc. (Steris), its injectable pharmaceutical manufacturing facility, as an asset held for sale (see further discussion of Steris in Note 3 in the accompanying Notes to Consolidated Financial Statements). This asset, which at December 31, 2002 consisted of inventories of $22.0 million and other assets of $1.4 million, was included on Watson's

Consolidated Balance Sheets at its estimated fair value and the related expenses of the facility were included as loss on assets held for disposition on Watson's Consolidated Statements of Income. If Watson is unable to complete a sale transaction or obtain a binding offer for the Steris facility in the near term, the Company will reclassify the asset and it will be accounted for as held and used in accordance with SFAS No. 144. As such, the components of the asset will be classified to their respective balance sheet accounts, and the expenses of the facility will be recorded as cost of sales and selling, general and administrative expenses as appropriate.

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 recinds SFAS No. 4 and SFAS No. 64, which relate to the extinguishment of debt, recinds No. 44 relating to the accounting for intangible assets of motor carriers, and amends SFAS No. 13 relating to the accounting for leases. SFAS No. 145 also amends certain other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under previous guidance. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for fiscal year ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. At December 31, 2002, the Company had no guarantees outstanding.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted the fair value based method of accounting for stock-based compensation.

NOTE 3—Acquisitions of Products and Businesses

Acquisitions of product rights

        In January 2002, Watson acquired the U.S. rights to Actigall® (ursodiol USP capsules) from Novartis Pharmaceuticals Corporation (Novartis). Actigall® contains ursodiol, a naturally occurring bile acid. The product was introduced in the U.S. in 1988. Actigall® is indicated for the dissolution of certain types of gallbladder stones and the prevention of gallstone formation in obese patients experiencing rapid weight loss. The Company paid approximately $70 million in cash for the rights to Actigall®.

        In August 2002, Watson acquired the exclusive U.S. rights to the 30mg and 60mg dosage strengths of extended release nifedipine tablets (nifedipine ER) from Elan Corporation, PLC (Elan). Nifedipine ER is the generic version of Bayer AG's Adalat CC®, indicated for the treatment of hypertension. Watson paid approximately $42 million in cash for the rights to nifedipine ER.

        The Company periodically makes certain investments in product rights. These consist primarily of certain contingent and scheduled payments related to product right acquisitions. The contingent payments are based on the achievement of certain net sales amounts and other factors. Total cash payments for such investments in product rights were approximately $12.2 million and $28.4 million for 2002 and 2001, respectively and were recorded as additions to product rights and other intangibles on the Company's Consolidated Balance Sheets.

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

        Approximately $500 million of the purchase price was allocated to Schein's existing product rights. These product rights are amortized using the straight-line method over periods of two to 20 years, with the weighted average life approximating 19.5 years. The remaining excess of the purchase consideration over the fair value of the tangible net assets acquired of approximately $400 million was recorded as goodwill, which, through December 31, 2001, was amortized using the straight-line method over 25 years. In 2002, the Company ceased to amortize goodwill, and instead, tested goodwill for potential impairment. See Note 8.

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

        The Company used independent professional valuation consultants to assist in the assessment and allocation of values to IPR&D. The value of each project was determined using discounted cash flow models. The IPR&D charge related to approximately 30 generic product development projects, of which three accounted for approximately 46% of the total charge. At the date of acquisition, the Company believed that the assumptions used in the valuation process were reasonable. As of December 31, 2002, approximately 80% of the projects had been launched or abandoned, and the remaining projects were still in development.

        The following summarized, unaudited pro forma results of operations for the year ended December 31, 2000 assumes that the acquisition had been effective as of January 1, 2000 (in thousands, except diluted earnings per share):

Net revenues	$1,004,600
Income before extraordinary item and accounting change	$112,442
Net income	$99,215
Diluted earnings per share	$0.96

        In connection with the acquisition of Schein, the Company acquired two injectable pharmaceutical manufacturing facilities, Steris, located in Phoenix, Arizona, and Marsam Pharmaceuticals, Inc. (Marsam), located in Cherry Hill, New Jersey. At the completion of this acquisition, the Company decided to dispose of the Steris and Marsam facilities and reported these facilities as assets held for disposition. The Company recorded assets held for disposition at estimated fair value (as determined through independent appraisers) and included anticipated costs of preparing the assets for disposal.

        Following unsuccessful negotiations with several potential buyers, Watson closed Marsam in the first quarter of 2001. The Company wrote down the Marsam assets to estimated liquidation value and recorded additional severance and closure costs of $6.3 million, all of which were paid by December 31, 2001. The Company also realized a $65 million tax benefit associated with the liquidation of Marsam, which was reclassified from assets held for disposition to current deferred tax assets. The Company sold certain of the Marsam properties during 2002. At December 31, 2002, the Company had approximately $6 million of property related to Marsam and approximately $22 million of inventories and approximately $1 million of other assets related to Steris as held for sale. The Company intends to continue its efforts to dispose of the remaining Marsam property and the Steris facility through sale or otherwise.

        In July 2001, Watson began to classify all operating expenses related to its Steris and Marsam facilities as loss on assets held for disposition in its Consolidated Statements of Income. For the year ended December 31, 2002, Watson incurred $30.2 million of operating expenses related to assets held for disposition. During the period from July 2001 to December 2001, Watson incurred $8.4 million of operating expenses and recorded a write down of $45.4 million to adjust the carrying value of certain assets held for disposition to current estimated fair value. Such write down to estimated fair value was based upon negotiations involving the sale or other disposition of this facility.

Acquisition of Makoff R&D Laboratories, Inc.

        In November 2000, Watson completed its acquisition of Makoff, a developer, licensor and marketer of pharmaceutical products and medical foods related to the management of kidney disease. Under the terms of the merger agreement, each share of Makoff common stock was converted into the right to receive 1.9555 of a share of Watson's common stock. Accordingly, Watson issued approximately 2.8 million common shares, having a market value of approximately $155 million on the date of acquisition, in exchange for all the outstanding shares of Makoff. The acquisition was accounted for as a pooling of interests for accounting purposes. Accordingly, Makoff's results of operations are included in Watson's accompanying Consolidated Financial Statements of Income as if the two companies had always operated as one. The transaction qualified as a tax-free merger for federal income tax purposes.

        In 2000, the Company recorded a special charge of $22.4 million for certain merger and related expenses associated with the Makoff acquisition. This charge consisted of transaction costs for investment banking fees, professional fees, printing and other costs of $13.6 million and closure costs of $8.8 million. The $8.8 million consisted of employee termination costs for approximately 50 employees ($4.7 million) which were paid pursuant to existing employment agreements, asset impairment costs ($2.5 million) and lease and contract termination costs ($1.6 million). As of December 31, 2001, the Company had paid all material transaction and closure costs and had written off the applicable assets.

        Combined and separate selected financial data of Watson and Makoff for the year ended December 31, 2000 consisted of the following (in thousands):

	Watson	Makoff	Adjustments	Combined
Net revenues	$796,504	$20,774	$(5,754)	$811,524

Net income	$159,450	$2,130	$(4,085)	$157,495

        Prior to its merger with Watson, Makoff was taxed as a Subchapter S Corporation. All Makoff income, losses, gains and credits were passed through to the Makoff stockholders. Accordingly, no income tax provision was included in the consolidated financial statements related to Makoff's income prior to its merger with Watson. If Makoff's pretax earnings for the year ended December 31, 2000 had been taxed at Watson's historic effective tax rate, the Company's diluted earnings per share, on a pro forma basis, would have been $1.51. Makoff made distributions to its stockholders, before its merger with Watson, totaling $2.4 million in 2000. Watson has not made distributions to its stockholders since its initial public offering in 1993 and does not anticipate doing so in the foreseeable future.

Integration charge

        In connection with the Company's integration of acquired businesses, in the fourth quarter of 2000, Watson commenced several initiatives to rationalize its product lines and evaluate certain production and administrative facilities. As a result of these actions, the Company recorded a pretax charge of $22.2 million in the fourth quarter of 2000. These charges included inventory write-downs of $19.9 million charged to cost of sales, $1.4 million related to discontinued research and development commitments, $0.6 million of severance costs related to the termination of approximately 20 employees and $0.3 million of lease termination costs. The Company completed these initiatives during 2001.

Transaction with Genelabs Technologies, Inc.

        In November 2000, Watson entered into a collaboration and license agreement with Genelabs Technologies, Inc (Genelabs). Genelabs granted the Company an exclusive license for North American rights to the proprietary product, Prestara™ (formerly Aslera™ or GL701) an investigational drug with an indication for the prevention of osteoporosis in women with systematic lupus erythematosus (SLE or lupus). Genelabs trades on the Nasdaq National Market System under the symbol GNLB.

        In exchange for the rights to Prestara™, Watson paid a non-refundable license fee of $10 million and also acquired three million shares of Genelabs' common stock and a warrant to purchase 500,000 shares of Genelabs' common stock at $6.85 per share. The license fee and the difference between the price Watson paid to acquire the Genelabs' common stock and warrant and the fair value of the securities on the date of purchase, which approximated $3.4 million, were charged to research and development expense in the fourth quarter of 2000. In connection with this agreement, Watson also agreed to make certain contingent payments aggregating $45 million upon FDA approval of certain indications of Prestara™. In addition, Watson will pay royalties to Genelabs on net sales of Prestara™ and the companies will share future co-marketing rights.

NOTE 4—Asset Impairment Charge

        In June 1997, Watson acquired from Rhone-Poulenc Rorer, Inc. and certain of its affiliates (collectively, RPR) the exclusive U.S. and certain worldwide marketing, sales and distribution rights to Dilacor® XR and its generic equivalent for $190 million in cash and future royalties. The Company and RPR entered into a supply agreement whereby RPR was to provide Watson with all of its inventory requirements for Dilacor® XR and its generic equivalent through June 2000. Subsequent to the acquisition of the product rights, Watson experienced supply interruptions from this third party supplier and received only intermittent releases of these products. These supply interruptions caused the Company's revenues and gross margins from Dilacor® XR and its generic equivalent to deteriorate.

        During 2001, revenues and gross profit from Dilacor® XR declined significantly from prior year levels. Based upon this sales trend, the Company performed an evaluation in the third quarter 2001 of current market share and forecasted sales for the product and determined that such declines were not a temporary condition. Watson evaluated the recoverability of its Dilacor® XR product rights in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company determined that the future estimated undiscounted cash flows of Dilacor® XR were below the carrying amount of the underlying product rights. During the third quarter of 2001, Watson adjusted the carrying value of the Dilacor® XR product rights to their estimated fair value of $11.5 million. This resulted in a noncash asset impairment charge of approximately $147.6 million. Watson estimated the fair value of the Dilacor® XR product rights based on forecasted future net cash flows, discounted by the Company's investment hurdle rate used for evaluating product right acquisitions.

NOTE 5—Marketable Securities

        Marketable securities include Watson's investment in the common stock of Andrx Corporation—Andrx Group (Andrx) and Dr. Reddy's Laboratories, Limited (Dr. Reddy). The Company accounts for these investments at fair value as available-for-sale securities. Unrealized gains and losses related to holdings of marketable securities are reported in accumulated other comprehensive income in the stockholders' equity section of the consolidated balance sheets. Realized gains and losses related to the sale of marketable securities are reported in the consolidated statements of income.

        Andrx is primarily engaged in the formulation and commercialization of controlled-release pharmaceutical products using proprietary drug delivery technologies. Andrx common stock trades on the Nasdaq National Market System under the symbol ADRX. As of December 31, 2002, Watson owned approximately 1.5 million shares of Andrx common stock (approximately 2% of the total shares of Andrx common stock then outstanding) with a fair value of $22.5 million. The unrealized gain on the Company's investment in Andrx was $11.0 million and $62.4 million (net of income taxes of $7.4 million and $41.6 million) at December 31, 2002 and 2001, respectively.

        Watson sold no shares of Andrx common stock during the year ended December 31, 2002. During the years ended December 31, 2001 and 2000, Watson sold approximately 1.1 million and 7.3 million shares of Andrx common stock and recorded a pre-tax gain of $65.3 million and $358.6 million, respectively.

        Dr. Reddy is a developer and manufacturer of active pharmaceutical ingredients and pharmaceutical products. Dr. Reddy's common stock trades on the Bombay Stock Exchange (BSE) and on the New York Stock Exchange in the form of American Depositary Shares. As of December 31, 2002, Watson owned approximately 1.0 million shares of Dr. Reddy common stock (approximately 1.5% of the total shares of Dr. Reddy common stock then outstanding) with a fair value of $20.1 million which is tradable only on the BSE. The unrealized gain on the Company's investment in Dr. Reddy was $3.0 million and $4.0 million (net of income taxes of $2.0 million and $2.7 million), at December 31, 2002 and 2001, respectively.

        During the year ended December 31, 2002, Watson sold approximately 400,000 shares of Dr. Reddy common stock and recorded a pre-tax gain of $1.6 million. The Company did not sell any of its shares of Dr. Reddy common stock during the years ended December 31, 2001 and 2000.

        The fair value of marketable securities consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Marketable securities:
Equity securities:
Cost	$19,124	$24,889
Gross unrealized gain	23,525	110,799

Fair value	42,649	135,688

Total marketable securities	$42,649	$135,688

NOTE 6—Balance Sheet Components

        Selected balance sheet components consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Inventories:
Raw materials	$114,558	$86,844
Work-in-process	55,029	56,377
Finished goods	157,154	109,104

Total inventories	$326,741	$252,325

Property and equipment:
Buildings and improvements	$136,877	$87,276
Leasehold improvements	24,217	20,185
Land and land improvements	11,876	11,876
Machinery and equipment	140,313	127,645
Research and laboratory equipment	36,378	34,318
Furniture and fixtures	14,733	8,703
Construction in progress	70,671	61,256

Total property and equipment, gross	435,065	351,259
Less accumulated depreciation	(137,728)	(116,348)

Total property and equipment, net	$297,337	$234,911

Accounts payable and accrued expenses:
Trade accounts payable	$86,953	$63,425
Accrued payroll, severance and related benefits	36,845	40,364
Accrued third-party rebates	19,307	19,805
Royalties payable	8,331	15,130
Deferred income	8,177	9,134
Merger costs	—	449
Other accrued expenses	18,199	11,502

Total accounts payable and accrued expenses	$177,812	$159,809

NOTE 7—Investments and Other Assets

        Investments and other assets consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Investment in joint ventures	$30,507	$33,297
Other long-term investments	24,648	26,077
Other assets	20,280	53,712

Total investments and other assets	$75,435	$113,086

Investment in joint ventures

        The Company's investments in joint ventures consisted primarily of its investments in Somerset Pharmaceuticals, Inc. (Somerset) and ANCIRC Pharmaceuticals (ANCIRC). Watson accounts for its joint ventures using the equity-method.

        Somerset, a joint venture in which Watson and Mylan Laboratories, Inc. both hold a fifty percent interest, manufactures and markets the product Eldepryl®, which is used in the treatment of Parkinson's disease and is engaged in the development of alternative indications for selegeline (the active compound in Eldepryl®.) The Company recorded a loss from Somerset's operations of $5.2 million, $4.6 million and $2.4 million in 2002, 2001 and 2000 respectively. The Somerset joint venture results reported by Watson consist of 50% of Somerset's earnings and management fees, offset by the amortization of goodwill, the excess of the cost of this investment over its fair value, in 2001 and 2000. The goodwill balance related to this investment was $2.5 million at December 31, 2002 and 2001, and $3.5 million at December 31, 2000. Prior to 2002, such goodwill was amortized using the straight-line basis over 15 years. Effective January 1, 2002 the Company discontinued the amortization of goodwill (see Note 8).

        ANCIRC is a joint venture in which Watson and Andrx Corporation allocate capital contributions, distributions and net income or losses equally. ANCIRC was established for the development, manufacture and sale of bioequivalent controlled-release pharmaceuticals. ANCIRC currently markets and sells two of these products. The Company recorded immaterial losses from ANCIRC's operations in 2000 and 2001 and income from operations of $2.2 million in 2002.

Other assets and long-term investments

        Other assets include security and equipment deposits, deferred bank fees and various notes receivable. Notes receivable consisted primarily of a term loan extended to Halsey Drug Company, Inc. (Halsey) as part of various strategic alliances, which include the negotiation of a manufacturing and supply agreement and the purchase of certain product rights. During December 2002, Watson and Halsey amended the terms of the loan agreement. The amended term loan consists of principal of $21.4 million and bears interest at prime plus 4.5% maturing on March 31, 2006. The note is collateralized by a first lien on all of Halsey's assets and is senior to all other indebtedness incurred by Halsey. In consideration for the amendment, Halsey issued to Watson warrants to purchase common stock. The warrants were valued at fair value of $10.8 million and the related receivable was reduced by the fair value of the warrants.

        Other long-term investments consist primarily of the warrants from Halsey (previously discussed), Watson's investment in Genelabs, a publicly held biopharmaceutical company, Amarin Corporation plc, a publicly held specialty pharmaceutical company, and Trylon Corporation, a private medical products firm. At December 31, 2002, these investments had a total cost of $37.3 million and a total fair value of $24.6 million. The difference between the cost and fair value results in an unrealized loss, primarily attributable to Genelabs, which is included in other comprehensive income at December 31, 2002.

NOTE 8—Goodwill and Other Intangible Assets

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment annually and written off when impaired, rather than being amortized as previous standards required.

        Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value, calculated using a discounted cash flow method, of each of the Company's reporting units to the respective carrying value of the reporting units. The Company's reporting units have been identified by Watson as branded and generic pharmaceutical products. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Under SFAS No. 142, goodwill is considered impaired if the carrying amount exceeds the fair value of the asset. During the second quarter of 2002, the Company performed this assessment and determined there was no indication of goodwill impairment.

        A reconciliation of reported net income and basic and diluted earnings per share, assuming SFAS No. 142 was applied retroactively, is as follows (in thousands, except for earnings per share):

	Years Ended December 31,
	2002	2001	2000
Net income as reported	$175,796	$116,361	$157,495
Add back:
Goodwill amortization	—	20,237	10,195

Adjusted net income	$175,796	$136,598	$167,690

Basic earnings per share:
Net earnings as reported	$1.65	$1.10	$1.55
Goodwill amortization	—	0.19	0.10

Adjusted net earnings	$1.65	$1.29	$1.65

Diluted earnings per share:
Net earnings as reported	$1.64	$1.07	$1.52
Goodwill amortization	—	0.19	0.10

Adjusted net earnings	$1.64	$1.26	$1.62

        At December 31, 2002, goodwill for the Company's reporting units consisted of the following (in thousands):

	December 31,
	2002	2001
Branded pharmaceutical products	$358,798	$358,798
Generic pharmaceutical products	87,490	84,190

Total goodwill	$446,288	$442,988

        During 2002, the Company made a $5.5 million contingent payment related to the acquisition of the Rugby Group. This payment was recorded as an addition to goodwill under the generic pharmaceutical products reporting unit. In addition, during 2002, as the result of the favorable resolution of a tax issue related to the Schein acquisition, the Company reduced goodwill of the branded segment by $2.2 million.

        Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets is as follows (in thousands):

	December 31,
	2002	2001
Product rights and related intangibles	$1,107,200	$984,771
Less accumulated amortization	(218,173)	(158,835)

Total product rights and related intangibles, net	$889,027	$825,936

        Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $62 million in 2003 and $60.5 million in each of 2004, 2005, 2006 and 2007. The Company's current product rights and related intangibles have a weighted average useful life of approximately nineteen years.

NOTE 9—Long-Term Debt

        Long-term debt consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Term loan facility, due 2005	$265,928	$333,402
Senior unsecured notes, 7.125%, face amount of $150 million, due 2008	149,023	148,874
Other notes payable	286	1,529

Total debt	$415,237	$483,805
Less current portion	(83,360)	(68,102)

Total long-term debt	$331,877	$415,703

        In July 2000, the Company negotiated a credit agreement that provided for a $500 million term loan facility and a $200 million revolving credit facility for working capital and other needs. Concurrent with the acquisition of Schein, in July 2000 the Company borrowed $500 million through the term loan facility. The interest rate under this credit agreement is based on a margin over the London Interbank Offered Rate (LIBOR). The margin is determined based on a leverage test, with the margin increasing and decreasing in 1/8% increments based on an interest rate grid. The interest rate is subject to adjustment each quarter, based on a leverage ratio. The LIBOR rate, which is subject to market fluctuations, may also change. At December 31, 2002, the interest rate on this credit agreement was approximately 2.5%. Watson is subject to certain financial and operational covenants, all of which, as of December 31, 2002, the Company was in compliance. As of December 31, 2002, the Company had not drawn any funds from the $200 million revolving credit facility.

        In May 1998, Watson issued $150 million of 7.125% senior unsecured notes. These notes are due in May 2008, with interest only payments due semi-annually in May and November, but may be redeemed earlier under certain circumstances. Pursuant to the indenture under which the notes were issued, Watson is subject to certain financial and operational covenants, all of which, as of December 31, 2002, the Company was in compliance.

        Annual maturities of long-term debt are as follows: $83.4 million in 2003, $99.4 million in 2004, $83.4 million in 2005, $12,000 in 2006, $13,000 in 2007 and $150.0 million in 2008.

NOTE 10—Gain from Legal Settlement

        On April 1, 2002, the Company reached a settlement with Bristol-Myers Squibb (BMS) resolving all outstanding disputes between the companies related to buspirone. As a result of the settlement, Watson recorded a non-recurring gain of $32 million during the second quarter of 2002. In addition, BMS reimbursed the Company for certain expenses associated with the litigation. In 2001 the Company reached a settlement with Aventis Pharma AG related to Dilacor® XR (diltiazem) and its generic equivalent and, as a result, recorded a non-recurring gain of $60.5 million.

NOTE 11—Income Taxes

        The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current provision:
Federal	$127,446	$73,155	$138,129
State	5,769	7,777	15,178

Total current provision	133,215	80,932	153,307

Deferred provision (benefit):
Federal	(28,442)	1,563	33,014
State	(1,479)	96	(1,643)

Total deferred provision (benefit)	(29,921)	1,659	31,371

Total provision for income taxes	$103,294	$82,591	$184,678

        The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $1.6 million, $9.6 million and $11.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Income taxes of $1 million have been provided for the possible distribution of approximately $17.7 million of undistributed earnings related to the Company's investments in joint ventures.

        Reconciliations between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

	Years Ended December 31,
	2002	2001	2000
Federal income tax at statutory rates	35%	35%	35%
State income taxes, net of federal benefit	1%	2%	2%
Merger costs, capitalized for tax purposes	0%	0%	2%
Amortization of goodwill	0%	4%	0%
IPR&D costs, capitalized for tax purposes	0%	0%	12%
Other	1%	1%	1%

Effective income tax rate	37%	42%	52%

        Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company's net deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2002	2001
	(in thousands)
Benefits from NOL carryforwards	$17,560	$17,675
Benefits from charitable contribution carryforwards	14,606	—
Benefits from tax credit carryforwards	3,466	3,466
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	87,116	56,453
Property, equipment and intangible assets	(150,147)	(139,589)
Investments in joint ventures	(1,438)	(1,448)
Non-compete agreement	5,792	7,362
Unrealized holding gains on securities	(10,432)	(47,068)
Other	427	2,210

Total deferred tax liability, gross	(33,050)	(100,939)
Less valuation allowance	(6,828)	(6,828)

Total deferred tax liability, net	$(39,878)	$(107,767)

        A valuation allowance has been established due to the uncertainty of realizing certain net operating loss (NOL) carryforwards and a portion of the other deferred tax assets. The Company had NOL carryforwards at December 31, 2002 of approximately $1.0 million for federal income tax purposes and an aggregate of approximately $254 million for state income tax purposes. Due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carryforwards available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur. The Company also has research tax credit carryforwards of $3.5 million. The Company's NOL and credit carryforwards will begin to expire in 2003, if not utilized.

NOTE 12—Stockholders' Equity

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

Employee stock purchase plan

        The Company currently has an employee stock purchase plan (ESPP) for eligible employees to purchase shares of the Company's common stock at 85% of the lower of the fair market value of Watson common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 15% of their compensation during any offering period for common stock purchases, subject to certain limitations. The ESPP was implemented on January 1, 2002 and is qualified under Section 423 of the Internal Revenue Code. The Board of Directors authorized an aggregate of 500,000 shares of the Company's common stock for issuance under the ESPP. As of December 31, 2002, a total of 55,939 shares have been issued under the plan.

Stock option plans

        The Company has adopted several stock option plans, all of which have been approved by the Company's shareholders, that authorize the granting of options to purchase the Company's common shares subject to certain conditions. At December 31, 2002, the Company had reserved 14.7 million of its common shares for issuance upon exercise of options granted or to be granted under these plans. The options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company's acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

        A summary of the Company's stock option plans as of December 31, 2002, 2001 and 2000, and for the years then ended consisted of the following (shares in thousands):

	Years Ended December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning	12,405	$36.31	7,972	$32.28	7,194	$27.11
Granted	1,797	26.33	5,967	40.66	2,711	46.47
Exercised	(364)	10.79	(839)	26.98	(1,262)	23.33
Cancelled	(1,292)	38.61	(695)	41.04	(671)	36.92

Outstanding, ending	12,546	$35.28	12,405	$36.31	7,972	$32.28

Weighted average fair value of options granted	$10.75		$21.49		$21.38
Options exercisable, end of year	5,586	$31.45	4,097	$26.61	3,727	$23.09

        The following table summarizes information about stock options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 4.06 to $27.84	3,241	5.6	$20.49	1,902	$17.16
$27.88 to $30.42	3,313	6.4	$28.32	1,188	$28.36
$30.55 to $48.90	3,327	6.6	$40.78	1,815	$39.80
$48.93 to $69.34	2,665	8.1	$55.06	681	$54.55

Total	12,546	6.6	$35.28	5,586	$31.45

NOTE 13—Operating Segments

        Watson has two reportable operating segments: branded and generic pharmaceutical products. The branded products segment includes the Company's lines of Women's Health, Urology/General Products and Nephrology products. Watson has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and trademarked generic products that Watson promotes directly to healthcare professionals as branded pharmaceutical products. The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its branded and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

        The accounting policies of the operating segments are the same as those described in Note 2 in accompanying Notes to Consolidated Financial Statements. Watson primarily evaluates the performance of its operating segments based on net revenues and gross profit. The "other" classification consists primarily of contingent payments received from a legal dispute and revenues from research, development and licensing fees. The Company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, nor accounted for at the segment level. Net revenues and gross profit information for the Company's operating segments consisted of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Net revenues:
Branded pharmaceutical products	$649,495	$551,558	$422,983
Generic pharmaceutical products	537,450	597,398	370,809
Other	36,253	11,720	17,732

Total net revenues	$1,223,198	$1,160,676	$811,524

Gross profit:
Branded pharmaceutical products	$514,514	$423,254	$338,056
Generic pharmaceutical products	126,806	217,168	83,955
Other	36,253	11,720	17,732

Total gross profit	$677,573	$652,142	$439,743

NOTE 14—Commitments and Contingencies

Facility and equipment leases

        The Company has entered into operating leases for certain facilities and equipment. The terms of the operating leases for the Company's facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2002, 2001 and 2000 was $9.7 million, $10.3 million and $8.5 million, respectively.

        At December 31, 2002, future minimum lease payments under all non-cancelable operating leases consisted of approximately $8.5 million in 2003, $6.5 million in 2004, $5.6 million in 2005, $3.0 million in each of 2006 and 2007 and $18.6 million thereafter.

Employee retirement plans

        The Company maintains certain defined contribution retirement plans covering substantially all employees. The Company contributes to the plans based upon the employee contributions. Watson's contributions to these retirement plans were $4.5 million in each of the years ended December 31, 2002 and 2001 and $2.7 million in the year ended December 31, 2000.

Legal matters

        Phen-fen litigation.    Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (Rugby) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of February 15, 2003, approximately 150 cases were pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The Company believes that it will be fully indemnified by Rugby's former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with us. Additionally, Watson may have recourse against the manufacturing defendants in these cases.

        Cipro® Litigation.    Beginning in July 2000, a number of suits have been filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. As of February 15, 2003, a total of approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Many of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson's acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer's brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In addition, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson's acquisition of Rugby, and is currently controlling the defense of these actions. The defendants have moved to dismiss the complaints in several actions. In the action pending in California Superior Court for the County of San Diego (Cipro cases I & II, JCCP Proceeding Nos. 4154 and 4220), the court denied defendants' motions to dismiss. The other courts in which the dismissal motions are pending have not yet ruled. Discovery is ongoing.

        Buspirone Litigation.    In April 2002, various class and individual plaintiffs, as well as several states, filed complaints or amended complaints against Bristol-Myers Squibb Company (BMS), Watson, and Watson's subsidiaries Watson Pharma, Inc. (formerly known as Schein Pharmaceutical, Inc.) and Danbury Pharmacal, Inc. (collectively "Schein"). Most of these actions have been consolidated in the buspirone antitrust litigation pending in the United States District Court for the Southern District of New York. (In re: Buspirone Antitrust Litigation, MDL Docket No. 1410). The complaints allege that in 1994 Schein entered into an unlawful agreement with BMS in an attempt to block competition in the buspirone market. The complaints allege that BMS paid Schein in exchange for Schein's agreement not to pursue its attempts to invalidate BMS' U.S. Patent No. 4,182,763, claiming buspirone, and not to launch a generic version of BMS' branded product BuSpar®. The FTC is investigating the allegations made in these actions. BMS agreed to defend and indemnify Watson and its affiliates (including Schein) in connection with these claims and investigations. In January 2003, BMS settled in principle the various actions, and the settlement is currently pending approval by the court. In connection with the settlement, Watson and its subsidiaries expect to obtain a full release of all claims. In February 2003, a new action was filed against Watson and BMS by the Guardian Life Insurance Company of America and Mutual of Omaha Insurance Company in New Jersey Superior Court. Watson has tendered the new action to BMS for defense and indemnification, pursuant to its existing indemnification agreement with BMS.

        Governmental Reimbursement Investigations and Proceedings.    In November 1999, Schein was informed by the U.S. Department of Justice that it, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. Watson has also learned that an action alleging parallel state law claims may have been filed in California Superior Court; however, Watson does not know if it or any of its affiliates have been named as a party. Schein has not been served in either qui tam action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam actions are under seal and, at this time, no details are available concerning, among other things, the various theories of liability against Schein or the amount of damages sought from Schein. The Company believes that the qui tam actions relate to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam actions may seek to recover damages from Schein based on its price reporting practices. Schein has also received notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated. Beginning in July 2002, Watson and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices of certain products, and committed other improper acts in order to increase prices and market shares. The majority of these actions have been consolidated in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). In November 2002, Watson and other defendants moved to dismiss the claims pending in the consolidated action. The court has not yet ruled on the motion. These actions, if successful, could adversely affect Watson and may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        FDA Matters    In May 2002, Watson reached an agreement with the U.S. Food and Drug Administration (FDA) on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories,  Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company's Corona facility. The consent decree applies only to the Corona facility and not other manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with the FDA's current Good Manufacturing Practices (cGMP) regulations. Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, the first annual inspection was completed and the independent expert submitted its report of the initial inspection to the FDA. The independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA's applicable cGMP requirements, applicable FDA regulatory guidance and the collective knowledge, education, qualifications and experience of the expert's auditors and reviewers, the systems at Watson's Corona facility, audited and evaluated by the expert, are in compliance with the FDA's cGMP regulations. However, the FDA is not required to accept or agree with the independent expert's opinion. If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations including cGMPs, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

        As a result of FDA actions dating back to 1998, Steris Laboratories, Inc., Watson's subsidiary acquired in connection with the Schein acquisition, entered into a consent decree with the FDA in October 1998. Steris operates an injectible manufacturing and distribution facility in Phoenix, Arizona. Under the terms of the consent decree, Steris is required, among other things, to demonstrate through independent certifications that Steris' processes, quality assurance and quality control programs, and management controls comply with cGMP regulations. The consent decree also provides for independent certification of Steris' management controls, quality assurance and quality control programs and employee cGMP training. Steris has submitted to the FDA a corrective action plan provided for under the consent decree and is implementing the Steris corrective action plan. In 1999, Steris resumed certain manufacturing and distribution operations under the expedited certification procedures provided in the consent decree. Under the consent decree, newly manufactured products at the Steris facility must undergo certification by independent experts and review by the FDA prior to commercial distribution. In August 2000, the FDA authorized Steris to monitor its commercial distribution of INFeD® without certification by independent third-party consultants. In October 2002, the FDA conducted an inspection of the Steris facility and found it to be in compliance with cGMP regulations. In November 2002, the FDA authorized Steris to manufacture and distribute commercial products without batch-by-batch review by an independent third-party consultant or the FDA. Watson is currently reviewing strategic alternatives, and intends to dispose of Steris.

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

SUPPLEMENTARY DATA (UNAUDITED)

        Watson's unaudited quarterly consolidated financial data and market price information are shown below (in thousands, except per share data):

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2002
	Net revenues	$329,574	$307,860	$300,074	$285,690
	Cost of sales	147,080	137,015	131,995	129,535

	Gross profit	182,494	170,845	168,079	156,155
	Operating expenses	106,323	101,622	100,036	100,228
	Provision (benefit) for income taxes	25,311	23,519	35,213	19,251
	Net income (loss)	$43,098	$40,657	$59,956	$32,085
	Basic earnings (loss) per share	$0.41	$0.38	$0.56	$0.30
	Diluted earnings (loss) per share	$0.40	$0.38	$0.56	$0.30
Market price per share:	High	$30.80	$26.00	$27.43	$33.25
	Low	$22.17	$17.95	$23.00	$25.65
	2001
	Net revenues	$293,910	$270,942	$298,978	$296,846
	Cost of sales	125,398	140,398	109,980	132,758

	Gross profit	168,512	130,544	188,998	164,088
	Operating expenses	98,728	278,619	89,002	84,474
	Provision (benefit) for income taxes	30,829	(31,965)	43,030	40,697
	Net income (loss)	$46,293	$(58,633)	$66,245	$62,456
	Basic earnings (loss) per share	$0.43	$(0.55)	$0.63	$0.59
	Diluted earnings (loss) per share	$0.43	$(0.55)	$0.61	$0.58
Market price per share:	High	$58.18	$66.39	$64.90	$58.00
	Low	$26.50	$47.86	$46.10	$42.69

QuickLinks

WATSON PHARMACEUTICALS, INC INDEX TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002
PART I
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
WATSON PHARMACEUTICALS, INC. FINANCIAL HIGHLIGHTS(1) (In thousands, except per share amounts)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS
REPORT OF MANAGEMENT
REPORT OF INDEPENDENT ACCOUNTANTS
WATSON PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
WATSON PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
WATSON PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
WATSON PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (In thousands)
WATSON PHARMACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPPLEMENTARY DATA (UNAUDITED)