Form 10-Q
period 2003-03-31
WATSON PHARMACEUTICALS INC
filed 2003-05-14
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The number of shares outstanding of the Registrant’s only class of common stock as of May 9, 2003 was approximately 107,056,517.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$415,676	$230,155
Marketable securities	34,659	42,649
Accounts receivable, net	157,075	178,563
Inventories	364,740	348,773
Prepaid expenses and other current assets	27,787	35,895
Deferred tax assets	81,959	77,416
Total current assets	1,081,896	913,451
Property and equipment, net	317,880	304,667
Investments and other assets	83,462	75,435
Deferred tax assets	33,919	34,596
Product rights and other intangibles, net	1,048,830	889,027
Goodwill	446,288	446,288
Total assets	$3,012,275	$2,663,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$200,457	$177,812
Income taxes payable	83,421	111,565
Current portion of long-term debt	—	83,360
Other current liabilities	1,719	2,728
Total current liabilities	285,597	375,465

Long-term debt	722,426	331,877
Other long-term liabilities	7,881	5,948
Deferred tax liabilities	142,252	151,890
Total liabilities	1,158,156	865,180

Commitments and contingencies

Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 106,964,800 and 106,878,900 shares outstanding	353	353
Additional paid-in capital	799,067	797,097
Retained earnings	1,046,679	998,850
Accumulated other comprehensive income	8,020	1,984
Total stockholders’ equity	1,854,119	1,798,284
Total liabilities and stockholders’ equity	$3,012,275	$2,663,464

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002

Net revenues	$336,922	$285,690
Cost of sales	149,601	135,687
Gross profit	187,321	150,003

Operating expenses:
Research and development	22,484	18,519
Selling, general and administrative	67,659	62,263
Amortization	18,435	13,294
Total operating expenses	108,578	94,076
Operating income	78,743	55,927

Other income (expense):
Equity in earnings (losses) of joint ventures	117	(1,059)
Impairment of securities	(13,042)	—
Gain on sale of securities	1,089	—
Gain on sale of subsidiary	15,676	—
Loss on early extinguishment of debt	(2,807)	—
Interest income	1,242	1,599
Interest expense	(5,341)	(5,160)
Other income (expense)	(594)	29
Total other income (expense), net	(3,660)	(4,591)

Income before income taxes	75,083	51,336
Provision for income taxes	27,254	19,251
Net income	$47,829	$32,085

Earnings per share:
Basic	$0.45	$0.30
Diluted	$0.44	$0.30

Weighted average shares outstanding:
Basic	106,942	106,467
Diluted	107,622	107,423

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,829	$32,085
Reconciliation to net cash provided by operating activites:
Depreciation	6,926	6,026
Amortization	18,435	13,294
Deferred income tax benefit	(9,019)	(1,272)
Equity in (earnings) losses of joint ventures	(117)	1,101
Gain on sale of securities	(1,089)	—
Gain on sale of subsidiary	(15,676)	—
Loss on early extinguishment of debt	2,807	—
Charge for impairment of securities	13,042	—
Tax benefits related to exercises of stock options	50	140
Other	(1,005)	317
Changes in assets and liabilities:
Accounts receivable	19,292	(1,335)
Inventories	(16,941)	3,276
Prepaid expenses and other current assets	8,071	(850)
Accounts payable and accrued expenses	24,629	(6,774)
Income taxes payable	(28,172)	43,160
Other assets	(778)	2,703
Total adjustments	20,455	59,786
Net cash provided by operating activities	68,284	91,871
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(21,580)	(14,750)
Acquisitions of product rights	(178,238)	(70,204)
Proceeds from sales of securities	3,829	—
Proceeds from sale of subsidiary	16,368	—
Other investing activities, net	1,212	1,060
Net cash used in investing activities	(178,409)	(83,894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs	560,625	—
Proceeds from borrowings under revolving credit facility	60,000	—
Principal payments on credit facility	(325,940)	(31,604)
Principal payments on acquisition liabilities	(1,009)	—
Proceeds from stock plans	1,970	387
Net cash provided by (used in) financing activities	295,646	(31,217)
Net increase (decrease) in cash and cash equivalents	185,521	(23,240)
Cash and cash equivalents at beginning of period	230,155	193,731
Cash and cash equivalents at end of period	$415,676	$170,491

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

The accompanying consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements.  The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented.  Unless otherwise noted, all such adjustments are of a normal, recurring nature.  Certain reclassifications, none of which affected net income or retained earnings, have been made to prior period amounts to conform to current period presentation.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods or for the full year.

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

	Three Months Ended March 31,
	2003	2002

Net income	$47,829	$32,085

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities	(2,632)	(46,617)
Less related income taxes	1,053	18,647
Total unrealized gain (loss) on securities, net	(1,579)	(27,970)

Reclassification for losses included in net income	11,953	—
Less related income taxes	(4,338)	—
Total reclassification, net	7,615	—
Total other comprehensive income (loss)	6,036	(27,970)
Total comprehensive income	$53,865	$4,115

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

	Three Months Ended March 31,
	2003	2002

Numerator:
Net income	$47,829	$32,085
Denominator:
Basic weighted average common shares outstanding	106,942	106,467
Effect of dilutive stock options	680	956
Diluted weighted average common shares outstanding	107,622	107,423

Basic earnings per share	$0.45	$0.30

Diluted earnings per share	$0.44	$0.30

Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares for the period reported.  For the three month periods ended March 31, 2003 and 2002, excluded from the computation were stock options to purchase 9.9 million and 9.7 million common shares, respectively.

If all of the convertible contingent debentures (as described in Note H) were converted as of March 31, 2003, an additional 14,357,054 shares of Watson’s common stock would be outstanding.

Stock-based compensation

The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation expense has been recognized for the options in the accompanying consolidated statements of income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had the Company determined compensation expense for all prior periods using the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been as follows (in thousands, except EPS amounts):

	Three Months Ended March 31,
	2003	2002

Net income	$47,829	$32,085
Total stock-based employee compensation expense determined under fair value based method for all awards	8,338	13,931
Tax effect of compensation expense	(3,027)	(5,224)
Pro forma net income	$42,518	$23,378

Basic EPS - as reported	$0.45	$0.30
Basic EPS - pro forma	$0.40	$0.22

Diluted EPS - as reported	$0.44	$0.30
Diluted EPS - pro forma	$0.40	$0.22

Weighted average shares outstanding:
Basic	106,942	106,467
Diluted	107,622	107,423

The weighted average fair value of the options has been estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted averages are used because of varying assumed exercise dates.  The following weighted average assumptions were used for options granted during the respective periods:

	Three Months Ended March 31,
	2003	2002

Dividend yield	None	None
Expected volatility	44%	38%
Risk-free interest rate	3.48%	4.21%
Expected term	5.2 years	5.1 years

Recent accounting pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under previous guidance. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which had no material impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS No. 148 on January 1, 2003, which had no material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires reporting entities to perform an evaluation in order to determine whether the reporting entity has a controlling financial interest in a variable interest entity, and if that interest requires consolidation and/or disclosure by the reporting entity.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not believe that the adoption of FIN 46 will have a material impact on its results of operations or financial position.

NOTE B – ACQUISITIONS OF PRODUCT RIGHTS

In February 2003, Watson acquired the U.S. rights to the Fioricet® and Fiorinal® product lines from Novartis Pharmaceuticals Corporation (Novartis).  These products are indicated for the treatment of tension headaches.  The Company paid approximately $178 million in cash for the rights to these products.

NOTE C – MARKETABLE SECURITIES

Marketable securities include Watson’s investment in the common stock of Andrx Corporation — Andrx Group (Andrx) and Dr. Reddy’s Laboratories, Limited (Dr. Reddy).  The Company accounts for these investments at fair market value as available-for-sale securities.

Andrx is primarily engaged in the formulation and commercialization of controlled-release pharmaceutical products using proprietary drug delivery technologies.  Andrx common stock trades on the Nasdaq National Market System under the symbol ADRX.  As of March 31, 2003, Watson owned approximately 1.5 million shares of Andrx common stock (approximately 2% of the total Andrx common stock then outstanding) with a market value of $18.1 million.  The unrealized gain on the Company’s investment in Andrx was $8.4 million and $11.0 million (net of income taxes of $5.6 million and $7.4 million) at March 31, 2003 and December 31, 2002, respectively.  Watson sold no shares of Andrx common stock during the three months ended March 31, 2003 and 2002.

Dr. Reddy is a developer and manufacturer of active pharmaceutical ingredients and pharmaceutical products.  Dr. Reddy’s shares trade on the Bombay Stock Exchange and on the New York Stock Exchange in the form of American Depositary Shares.  As of March 31, 2003, Watson owned approximately 850,000 shares of Dr. Reddy common stock (approximately 1% of the total Dr. Reddy common shares then outstanding) with a market value of $16.5 million.  The unrealized gain on the Company’s investment in Dr. Reddy was $2.6 million and $3.0 million (net of income taxes of $1.7 million and $2.0 million), at March 31, 2003 and December 31, 2002, respectively.

During the three months ended March 31, 2003, Watson sold 190,000 shares of Dr. Reddy common stock and recorded a pre-tax gain of $1.1 million.  The Company did not sell any of its shares of Dr. Reddy common stock during the three months ended March 31, 2002.

NOTE D – OPERATING SEGMENTS

Watson has two reportable operating segments: branded and generic pharmaceutical products.  The branded products segment includes the Company’s lines of Women’s Health, Urology/General Products and Nephrology products. Watson has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer.  This segment includes patent-protected products and trademarked generic products that Watson promotes directly to healthcare professionals as branded pharmaceutical products.  The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Company sells its branded and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Watson primarily evaluates the performance of its segments based on net revenues and gross profit.  The “other” classification consists primarily of contingent payments received from the settlement of a legal dispute and revenues from research, development and licensing fees.  The Company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, nor accounted for at the segment level.  Net revenues and gross profit information for the Company’s segments consisted of the following (in thousands):

	Three Months Ended March 31,
	2003	2002

Net revenues:
Branded pharmaceutical products	$183,761	$161,527
Generic pharmaceutical products	143,199	116,083
Other	9,962	8,080
Total net revenues	$336,922	$285,690
Gross profit:
Branded pharmaceutical products	$140,697	$120,581
Generic pharmaceutical products	36,662	21,342
Other	9,962	8,080
Total gross profit	$187,321	$150,003

NOTE E – INVENTORIES

Inventories consist of finished goods held for distribution, raw materials and work in process.  Additionally, at March 31, 2003, the Company held approximately $29 million in inventory relating to products that are pending approval by the FDA or have not been launched due to contractual restrictions.  Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$119,227	$116,806
Work-in-process	86,981	80,062
Finished goods	158,532	151,905
Total inventories	$364,740	$348,773

NOTE F – ASSETS HELD FOR DISPOSITION

In connection with the acquisition of Schein Pharmaceutical, Inc. (Schein), Watson acquired two injectable pharmaceutical manufacturing facilities, Steris Laboratories, Inc. (Steris), located in Phoenix, Arizona and Marsam Pharmaceuticals, Inc. (Marsam), located in Cherry Hill, New Jersey.  Upon acquisition, Watson’s intent was to dispose of these facilities, and therefore these assets were reported as assets held for disposition in the Company’s Consolidated Balance Sheets.  Watson recorded these assets held for disposition at estimated fair value.  The operating expenses associated with the facilities were recorded separately in the Company’s Consolidated Statements of Income as loss on assets held for disposition.

At December 31, 2002, the Company had approximately $6 million of property related to Marsam and approximately $22 million of inventories and approximately $1 million of fixed assets related to Steris.

On January 1, 2003 Watson reclassified its assets held for disposition as held and used.  This reclassification was made as a result of the absence of a completed sale transaction or binding offer for each of the facilities, in accordance with SFAS No. 144.  The related assets were reclassified as inventories and property and equipment, as appropriate, in the Company’s Consolidated Balance Sheets.  The operating expenses of the Steris facility for the first quarter of 2003 were recorded in the Company’s Consolidated Statements of Income as cost of sales, research and development expenses and selling, general and administrative expenses, as appropriate.

The following table illustrates the changes made to the consolidated balance sheet as of December 31, 2002 and the consolidated statement of income for the three months ended March 31, 2002, included in this Quarterly Report, as a result of the reclassification (in thousands):

	As Previously Reported	As Currently Reported
Consolidated Balance Sheet:

Assets held for disposition	$29,362	$—
Inventories	$326,741	$348,773
Property and equipment, net	$297,337	$304,667

Consolidated Statement of Income:

Loss on assets held for disposition	$6,986	$—
Cost of sales	$129,535	$135,687
Gross profit	$156,155	$150,003
Research and development expenses	$18,382	$18,519
Selling, general and administrative expenses	$61,566	$62,263

Although the assets were reclassified as held and used, the Company continues its efforts to dispose of the remaining Marsam property and the Steris facility through sale or otherwise.

NOTE G – GOODWILL AND OTHER INTANGIBLE ASSETS

Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units.  The Company performs this impairment testing annually during the second quarter.  The Company’s reporting units have been identified by Watson as branded and generic pharmaceutical products.  The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset.

There was no impairment of or additions to goodwill recorded during the three months ended March 31, 2003.  At March 31, 2003, goodwill for the Company’s reporting units consisted of the following (in thousands):

Branded pharmaceutical products	$358,798
Generic pharmaceutical products	87,490
Total goodwill	$446,288

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets is as follows (in thousands):

	March 31, 2003	December 31, 2002

Product rights and related intangibles	$1,285,438	$1,107,200
Less accumulated amortization	(236,608)	(218,173)
Total product rights and related intangibles, net	$1,048,830	$889,027

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $71.7 million in 2003, $71.4 million in 2004 and $71.7 million in each of 2005, 2006 and 2007.  The Company’s current product rights and related intangibles have a weighted average useful life of approximately nineteen years.

NOTE H – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

Senior unsecured notes, 7.125%, face amount of $150 million, due 2008	$149,062	$149,023
Term loan facility, due 2005	—	265,928
Convertible contingent debentures, face amount of $575 million due 2023	575,000	—
Less: Unamortized discount on debentures	(1,910)	—
Convertible contingent debentures, face amount of $575 million due 2023, net	573,090	—
Other notes payable	274	286
Total debt	$722,426	$415,237
Less current portion	—	(83,360)
Total long-term debt	$722,426	$331,877

In May 1998, Watson issued $150 million of senior unsecured notes (1998 Senior Notes).  These notes are due in May 2008, with interest only payments due semi-annually in May and November at an effective rate of 7.2%, but may be redeemed earlier under certain circumstances.

The 1998 Senior Notes were issued pursuant to a shelf registration statement authorizing up to $300 million in debt securities, preferred stock or common stock.  On April 2, 2003, the Company determined that it did not intend to offer any additional debt securities, preferred stock or common stock under the registration statement, and filed an amendment with the Securities and Exchange Commission deregistering the remaining unsold $150 million aggregate amount of debt securities, preferred stock and common stock covered by the registration statement.

In March 2003, the Company issued $575 million of convertible contingent senior debentures (CODES).  These CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%.

The CODES are convertible into Watson’s common stock at a conversion price of approximately $40.05 per share (subject to certain adjustments).  These CODES may be converted, at the option of the holders, prior to maturity under any of the following circumstances:

•                  during any quarterly conversion period (period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day in the immediately following fiscal quarter) if the closing sale price per share of Watson’s common stock for a period of at least 20 consecutive trading days during the 30 consecutive trading-day period ending on the first day of such conversion period is more than 125% of the conversion price in effect on that thirtieth day;

•                  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at March 31, 2003;

•                  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at March 31, 2003;

•                  if the CODES have been called for redemption; or

•                  upon the occurrence of specified corporate transactions.

The Company may redeem some or all of the CODES for cash, on or after March 20, 2008 for a price equal to 100% of the principal amount of the CODES plus accrued and unpaid interest (including contingent interest) to, but excluding, the redemption date.

The CODES contain put options which may require the Company to repurchase for cash all or a portion of the CODES on March 15 of 2010, 2015 and 2018 at a repurchase price equal to 100% of the principal amount of the CODES plus any accrued and unpaid interest (including contingent interest) to, but excluding, the date of repurchase.

In addition, the holders have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES.  The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum.  This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Consolidated Balance Sheets in other long-term liabilities.  The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES.

The Company used a portion of the proceeds from the issuance of the CODES to retire the outstanding balance of the Company’s term loan and revolving credit facility it entered into in July 2000 (2000 Facility).  The total outstanding balance of the 2000 Facility consisted of a $246 million term loan balance and a $60 million revolving credit balance. The Company terminated the 2000 Facility in March 2003 upon repayment of the outstanding balance.  As a result of the early retirement of the 2000 Facility, the Company incurred a charge in the amount of $2.8 million for the unamortized bank fees associated with this debt.  This charge is reported separately in the Consolidated Statements of Income.

NOTE I – FINANCIAL INSTRUMENTS

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, senior subordinated notes, CODES and embedded derivatives related to the issuance of the CODES.  The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities.  The fair values of investments in companies that are publicly traded are based on quoted market prices.  The fair value of investments in privately held companies, or cost-method investments, are based on historical cost, adjusted for any write-down related to impairment.  The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues.  The carrying value of these obligations approximates their fair value.  The fair value of the embedded derivatives related to the CODES is based on a present value technique using discounted expected future cash flows.

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.   See Note H for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2003, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s consolidated balance sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Consolidated Statements of Income.

At March 31, 2003 and 2002, the carrying amounts and estimated fair values of the Company’s derivative financial instruments were as follows (in thousands):

	March 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Embedded derivative	$1,993	$1,993	$—	$—

NOTE J – IMPAIRMENT OF SECURITIES

At March 31, 2003, investments and other assets included an investment in 3 million shares of the common stock of Genelabs Technologies, Inc. (Genelabs), a publicly traded company, with an adjusted cost basis of $3.9 million.  This investment has been classified as available-for-sale, pursuant to SFAS No. 115, “Accounting for certain Investments in Debt and Equity Securities.”  Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.  During the first quarter of 2003, in accordance with SFAS No. 115, management determined that an other than temporary decline in the fair value of Genelabs common stock existed and, as a result, wrote down the initial cost basis of the investment to its fair value at March 31, 2003 of $3.9 million.  In connection with this write-down, an asset impairment charge of $13.0 million was recorded and recognized in earnings.

NOTE K – SALE OF SUBSIDIARY

During the first quarter of 2003, the Company completed the sale of its subsidiary located in the United Kingdom (UK).  The Company received proceeds from this sale of approximately $16.4 million and recorded a pre-tax gain of approximately $15.7 million.  During 2002, the subsidiary had net revenues, gross profit and net income of $10.8 million, $6.3 million and $3.2 million, respectively.

In connection with the sale, the Company has provided certain warranties and indemnifications to the buyer including an indemnification relating to web-site content. The buyer must give written notice to the Company within 18 months of the completion of the sale transaction of any claim arising out of these indemnifications.  The Company does not expect any liability arising out of a claim, if any, to have a material adverse impact on its results of operations, financial position or cash flows.  No liability has been recorded in relation to these indemnifications at March 31, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.  This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Net Revenues

	Three Months Ended March 31,
			Change
($ in thousands):	2003	2002	$	%

Net Revenues by Segment:
Branded pharmaceutical products	$183,761	$161,527	$22,234	13.8%
% of total product net revenues	56.2%	58.2%
Generic pharmaceutical products	143,199	116,083	27,116	23.4%
% of total product net revenues	43.8%	41.8%
Other	9,962	8,080	1,882	23.3%
Total net revenues	$336,922	$285,690	$51,232	17.9%

Total net revenues for the three months ended March 31, 2003 increased compared to the corresponding 2002 period due to increases in both our branded and generic segments.  Other net revenues also increased due to timing of research and development activities resulting in increased recognition of previously deferred revenue.

Branded Pharmaceutical Products

The increase in net revenues from our branded pharmaceutical products is primarily attributable to product sales within our Women’s Health and Urology/General Products divisions. The increase in net revenues from our Women’s Health division was due to the introduction of new oral contraceptive products and higher sales of our existing oral contraceptive products.  Our Necon® 7/7/7 and Mononessa® oral contraceptive products accounted for the majority of the increase.

The increase in net revenues from our Urology/General Products division was primarily due to higher unit sales of our Androderm® testosterone patch as a result of focused product promotions and prescription growth.  Our Fioricet® and Fiorinal® product lines, which we acquired during the first quarter of 2003, also contributed to the increase.

The overall increase in net revenues from our branded segment was impacted by a decrease in net revenues within our Nephrology division as a result of unit sales declines and increased competition.  We expect net revenues for our branded segment to increase as a result of new products introduced in 2003, including our Oxytrol™ product .

Generic Pharmaceutical Products

The increase in net revenues for our generic segment is primarily related to new products launched and products reintroduced during, or subsequent to, the first quarter of 2002 and price increases on certain products.  Additionally, during the first quarter of 2002 we granted significant price concessions to customers in connection with the launch of metformin, which resulted in lower net revenues for the first quarter of 2002.

Net Revenue Mix

The change in product net revenue mix is primarily related to the price concessions granted to customers during the first quarter of 2002, discussed above.  In addition, the launch of certain generic products during 2002 led to increased generic product net revenues in the current period.

Gross Profit Margin on Product Net Revenues (Gross Margin)

	Three Months Ended March 31,
	2003	2002	Change

Gross Margin by Segment:
Branded pharmaceutical products	76.6%	74.7%	1.9%
Generic pharmaceutical products	25.6%	18.4%	7.2%
Gross margin on product net revenues	54.2%	51.1%	3.1%

The increase in our overall gross margin on product net revenues is primarily attributable to our generic segment.  The increase in generic gross margin in the first quarter of 2003 is a result of lower gross margins in the first quarter of 2002 due to price concessions granted to customers.  Gross margins from our branded segment remained relatively unchanged.  We expect our gross margins to remain consistent with the current quarter.

Research and Development (R&D) Expenses

	Three Months Ended March 31,
			Change
($ in thousands):	2003	2002	$	%

R&D expenses	$22,484	$18,519	$3,965	21.4%
as % of net revenues	6.7%	6.5%

Research and development expenses increased as a result of increased spending on clinical studies for both branded and generic products and increased headcount within our research and development department.  We expect research and development expenses to continue to increase slightly as a result of our efforts in both the branded and generic product development.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,
			Change
($ in thousands):	2003	2002	$	%

SG&A expenses	$67,659	$62,263	$5,396	8.7%
as % of net revenues	20.1%	21.8%

The increase in selling, general and administrative expenses for the three month period was primarily due to increased corporate insurance premiums on policy renewals, expenses associated with the implementation of our Enterprise Resource Planning (ERP) system and costs associated with the future launch of Oxytrol™.  We expect these expenses to continue to increase, primarily as a result of the Oxytrol™ product launch.

Amortization Expense

	Three Months Ended March 31,
			Change
($ in thousands):	2003	2002	$	%

Amortization expense	$18,435	$13,294	$5,141	38.7%

The increase in amortization expense was due primarily to amortization associated with  the nifedipine ER product rights acquired in August 2002 and the Fiorinal® and Fioricet® product lines acquired in February 2003.  See Note B in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

Equity in Earnings (Losses) of Joint Ventures

	Three Months Ended March 31,
			Change
($ in thousands):	2003	2002	$	%

Equity in earnings (losses) of joint ventures	$117	$(1,059)	$1,176	-111.0%

Our earnings from joint ventures for the three months ended March 31, 2003 is primarily the result of income from our interest in ANCIRC Pharmaceuticals (ANCIRC), a joint venture with Andrx Corporation.  The income from ANCIRC was substantially offset by losses from our interest in Somerset Pharmaceuticals, Inc. (Somerset), a joint venture with Mylan Laboratories, Inc.  Our loss on joint ventures for the 2002 period was primarily related to losses from our interest in Somerset.  We expect our ANCIRC earnings to continue to partially offset Somerset losses.

Impairment of Securities

	Three Months Ended March 31,
			Change
($ in thousands):	2003	2002	$	%

Impairment of securities	$(13,042)	$—	$(13,042)	n/a

During the first quarter of 2003, we recorded a $13.0 million asset impairment charge related to our investment in Genelabs.  See Note J in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

Gain on Sale of Securities

	Three Months Ended March 31,
			Change
($ in thousands):	2003	2002	$	%

Gain on sale of securities	$1,089	$—	$1,089	n/a

During the first quarter of 2003, we sold approximately 190,000 shares of Dr. Reddy common stock and recorded a pre-tax gain of $1.1 million.

Gain on Sale of Subsidiary

	Three Months Ended March 31,
			Change
($ in thousands):	2003	2002	$	%

Gain on sale of subsidiary	$15,676	$—	$15,676	n/a

During the first quarter of 2003, we sold our subsidiary located in the United Kingdom.  As a result of the sale, we recorded a pre-tax gain of $15.7 million.   During 2002, the subsidiary had net revenues, gross profit and net income of $10.8 million, $6.3 million and $3.2 million, respectively.  See Note K in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

Loss on Early Extinguishment of Debt

	Three Months Ended March 31,
			Change
($ in thousands):	2003	2002	$	%

Loss on early extinguishment of debt	$(2,807)	$—	$(2,807)	n/a

During the first quarter of 2003, as a result of the retirement of our previous credit facility, we incurred a charge for the unamortized bank fees associated with the facility.  See Note H in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

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

We generated cash in excess of our working capital requirements for the three months ended March 31, 2003.  Our cash flows provided by operations were $68.3 million, a decrease of approximately $23.6 million from the previous year’s period.  The decrease in cash flow from operations was primarily due to the change, year over year, in balances of inventories and income tax payable.  The change in inventories resulted from the build-up of inventories in support of expected new product launches and marketing initiatives.  These decreases were partially offset by the change, year over year, in net income and balances of accounts receivable and accounts payable and accrued expenses.

In addition to the increase in inventories ($16.9 million), other significant uses of cash included the acquisition of product rights ($178.2 million), additions to property and equipment ($21.6 million) and principal payments on our credit facility ($325.9 million, of which $306.1 million was paid from proceeds of the issuance of debentures as discussed below).  We currently expect to spend between $125 million to $135 million for property and equipment additions in 2003, of which we expect approximately $25 million to be related to the installation and implementation of our new ERP system.

In May 1998, we issued $150 million of senior unsecured notes due May 2008 (1998 Senior Notes), with interest payable semi-annually in May and November at an effective rate of 7.2%, pursuant to a shelf registration statement authorizing up to $300 million in debt securities, preferred stock or common stock.  On April 2, 2003, we determined that we did not intend to offer any additional debt securities, preferred stock or common stock under the registration statement, and filed an amendment with the Securities and Exchange Commission deregistering the remaining unsold $150 million aggregate amount of debt securities, preferred stock and common stock covered by the registration statement.  In March 2003, we issued $575 million of convertible contingent senior debentures (CODES) due in 2023. As of March 31, 2003, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

We used a portion of the proceeds from the issuance of the CODES to pay the $306.1 million balance on our term loan and revolving credit facility we entered into in July 2000 (2000 Facility).  We terminated the 2000 Facility in March 2003 upon our repayment of this balance.

We are currently in negotiations with a consortium of prospective lenders to enter into a new five year, $300 million revolving credit facility which we would use for working capital and other general corporate purposes.  If we enter into a new revolving credit facility, its terms may require each of our subsidiaries, other than minor subsidiaries, to provide a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with a new credit facility, we will be required to issue similar guarantees to the 1998 Senior Note holders.

Our cash and marketable securities totaled $450.3 million at March 31, 2003.  The fair value of our marketable securities may fluctuate significantly due to volatility of the stock market and changes in general economic conditions.  See Item 3. in this Quarterly Report on Form 10-Q.  We believe that our cash and marketable securities balance and our expected cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments.  In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investment, to refinance existing debt, or for general corporate purposes.  If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

• the outcome of our litigation (including, without limitation, patent, trademark and copyright litigation), and the costs, expenses and possible diversion of management’s time and attention arising from such litigation;

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

• our success in divesting assets or facilities we intend to dispose of;

• the increasing costs of insurance, and limitations on obtaining insurance coverage;

• the scope, outcome and effect of investigations, actions or legislation related to our product pricing and reimbursement practices;

• the availability to us, on commercially reasonable terms, of raw materials and other third party sourced products;

• our exposure to product liability and other lawsuits and contingencies;

• our mix of product sales between branded products, which typically have higher margins, and generic products;

• our dependence on revenues from significant products, in particular, Ferrlecit®, for which first quarter 2003 net revenues are approximately 10% of our total net revenues;

• our dependence on revenue from significant customers;

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

• difficulties and delays inherent in product development, manufacturing and sale, such as:

• products that may appear promising in the development stage may fail to reach market for numerous reasons, including efficacy or safety concerns;

• the inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture;

• seizure or recall of products;

• the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights;

• manufacturing or distribution problems;

• our successful compliance with extensive, costly, complex and evolving governmental regulations and restrictions;

• market acceptance of and continued demand for our products and the impact of competitive products and pricing;

• our ability to successfully compete in both the branded and generic pharmaceutical product sectors;

• our timely and successful implementation of strategic initiatives, including integrating companies and products we acquire and new enterprise resource planning systems; and

• other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings.

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission (SEC).  Please also note that we provided a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.  The factors identified above and those set forth in our SEC filings are the factors that we think could cause our actual results to differ materially from expected results.  Other factors besides those listed here could also adversely affect us.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk).  We have not used derivative financial instruments in our investment portfolio.  The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of March 31, 2003, our total investment in equity securities of other companies was $85.5 million.  Of this amount, we had equity-method investments of $37.5 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $48.0 million ($34.7 million that was included in “Marketable securities” and $13.3 million that was included in “Investments and other long-term assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at March 31, 2003, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $12 million, $19 million and $24 million, respectively.

As discussed in Note C in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report, our investment in Andrx consisted of approximately 1.5 million shares of Andrx common stock with a fair market value of $18.1 million at March 31, 2003.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.   The market price of Andrx common shares has been, and may continue to be, volatile.  For example, on March 31, 2003, the final trading day of the quarter, the closing price of Andrx was $11.80.  On May 8, 2003, before completing this Form 10-Q, the closing price of Andrx common stock was $16.20.  The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2003 and 2002:

	High	Low
2003, by quarter
First	$16.83	$7.68

2002, by quarter
First	$71.27	$31.13
Second	$48.20	$25.80
Third	$27.89	$16.61
Fourth	$23.19	$10.75

In addition, our marketable securities include shares of common stock of Dr. Reddy’s Laboratories, Limited (Dr. Reddy).  As of March 31, 2003, Watson owned 850,000 common shares of Dr. Reddy with a market value of approximately $16.5 million.  Dr. Reddy’s shares trade on the Bombay Stock Exchange (BSE) and on the New York Stock Exchange in the form of American depositary shares.  However, the shares of Dr. Reddy common stock that we hold are currently tradable only on the BSE, since our shares are not presently in the form of American depositary shares.  The liquidity of our Dr. Reddy investment may be limited due to the current Dr. Reddy daily trading volume on the BSE, among other factors.

The following table sets forth the Dr. Reddy high and low market price per share information, based on published financial sources, for 2003 and 2002:

	High	Low
2003, by quarter
First	$21.00	$18.03

2002, by quarter
First	$23.76	$18.91
Second	$24.00	$18.40
Third	$21.64	$16.00
Fourth	$19.47	$14.26

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary.  During the first quarter 2003, we made such a determination with respect to our investment in Genelabs resulting in an impairment charge of $13.0 million (see Note J in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report).

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio.  Our cash is invested in A-rated money market mutual funds and short-term securities. Consequently, our interest rate and principal risk are minimal.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our fixed-rate senior unsecured notes approximated their carrying values March 31, 2003.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, the Company has investments in certain unconsolidated entities.  As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2002.  There were no material changes in these legal proceedings during the first quarter of 2003.

The Company and its affiliates are involved in various disputes, governmental and/or regulatory inspections, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business.  The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the Company, its results of operations, financial position and/or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 28.

(b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

On March 5, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 5, its plans to offer convertible senior debentures due 2023 in a private placement transaction.

On March 6, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 5, that it increased the size of its offering of convertible senior debentures due 2023 and announced the pricing of the private placement.

On March 12, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 5, it closed its offering of convertible contingent senior debentures due 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ CHARLES SLACIK
Charles Slacik
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ R. TODD JOYCE
R. Todd Joyce
Vice President – Corporate Controller and Treasurer
(Principal Accounting Officer)

Dated: May 14, 2003

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

Date: May 14, 2003

/s/ ALLEN CHAO, Ph.D.
Allen Chao, Ph.D.
Chairman and Chief Executive Officer
(Principal Executive Officer)

I, Charles Slacik, Executive Vice President – Chief Financial Officer, certify that:

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

Date: May 14, 2003

/s/ CHARLES SLACIK
Charles Slacik
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2003

Exhibit No.	Description
4.2	Indenture dated March 7, 2003 between the Company and Wells Fargo Bank, National Association as Trustee for the issuance of the Company’s 1.75% Convertible Contingent Senior Debentures.

10.16

Resale Registration Rights Agreement dated as of March 7, 2003 among the Company and Lehman Brothers Inc., Morgan Stanley & Co., Incorporated, CIBC World Markets Corp., Wachovia Securities, Inc., Banc of America Securities LLC, Comerica Securities, Inc. and Wells Fargo Securities, LLC.