Form 10-Q/A
period 2003-03-31
WATSON PHARMACEUTICALS INC
filed 2003-08-01
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended March 31, 2003 revises Note J — “Impairment of Securities” in the accompanying Notes to Consolidated Financial Statements contained herein. As amended, Note J on page 13 reads as follows:

At March 31, 2003, investments and other assets included an investment in 3 million shares of the common stock of Genelabs Technologies, Inc. (Genelabs), a publicly traded company, with an adjusted cost basis of $3.9 million.  This investment has been classified as available-for-sale, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.  During the first quarter of 2003, management determined that an other than temporary decline in the fair value of Genelabs’ common stock existed and, as a result, wrote down the initial cost basis of the investment to its fair value at March 31, 2003 of $3.9 million.  In connection with this write-down, an asset impairment charge of $13.0 million was recorded and recognized in earnings.  This impairment should have been recognized in the first quarter of 2002, as the investment had been in an unrealized loss position for an extended period.  Recognition of the impairment in the first quarter of 2003 was an error.  However, this charge would not have been material to the Company’s 2002 financial statements, and is not expected to be material to the Company’s 2003 earnings or trend of earnings.

For the convenience of the reader, we have included our quarterly report on Form 10-Q in its entirety.

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

NOTE J – IMPAIRMENT OF SECURITIES

At March 31, 2003, investments and other assets included an investment in 3 million shares of the common stock of Genelabs Technologies, Inc. (Genelabs), a publicly traded company, with an adjusted cost basis of $3.9 million.  This investment has been classified as available-for-sale, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.  During the first quarter of 2003, management determined that an other than temporary decline in the fair value of Genelabs common stock existed and, as a result, wrote down the initial cost basis of the investment to its fair value at March 31, 2003 of $3.9 million.  In connection with this write-down, an asset impairment charge of $13.0 million was recorded and recognized in earnings.  This impairment should have been recognized in the first quarter of 2002, as the investment had been in an unrealized loss position for an extended period.  Recognition of the impairment in the first quarter of 2003 was an error.  However, this charge would not have been material to the Company’s 2002 financial statements, and is not expected to be material to the Company’s 2003 earnings or trend of earnings.

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

WATSON PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ CHARLES P. SLACIK
Charles P. Slacik
Executive Vice President – Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ R. TODD JOYCE
R. Todd Joyce
Vice President – Corporate Controller and Treasurer
(Principal Accounting Officer)

Dated: July 31, 2003

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2003

Exhibit No.	Description
4.2*	Indenture dated March 7, 2003 between the Company and Wells Fargo Bank, National Association as Trustee for the issuance of the Company’s 1.75% Convertible Contingent Senior Debentures.

10.16*

Resale Registration Rights Agreement dated as of March 7, 2003 among the Company and Lehman Brothers Inc., Morgan Stanley & Co., Incorporated, CIBC World Markets Corp., Wachovia Securities, Inc., Banc of America Securities LLC, Comerica Securities, Inc. and Wells Fargo Securities, LLC.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Previously Filed