Form 10-Q
period 2003-06-30
WATSON PHARMACEUTICALS INC
filed 2003-08-14
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares outstanding of the Registrant’s only class of common stock as of August 11, 2003 was approximately 107,734,417.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$535,842	$230,155
Marketable securities	46,746	42,649
Accounts receivable, net	130,668	178,563
Inventories	375,798	348,773
Prepaid expenses and other current assets	21,598	35,895
Deferred tax assets	96,074	77,416
Total current assets	1,206,726	913,451
Property and equipment, net	340,776	304,667
Investments and other assets	85,181	75,435
Deferred tax assets	33,563	34,596
Product rights and other intangibles, net	1,031,046	889,027
Goodwill	446,288	446,288
Total assets	$3,143,580	$2,663,464
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$209,391	$177,812
Income taxes payable	119,560	111,565
Current portion of long-term debt	—	83,360
Other current liabilities	1,718	2,728
Total current liabilities	330,669	375,465

Long-term debt	722,320	331,877
Other long-term liabilities	9,881	5,948
Deferred tax liabilities	150,463	151,890
Total liabilities	1,213,333	865,180

Commitments and contingencies

Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 107,494,300 and 106,878,900 shares outstanding	355	353
Additional paid-in capital	814,307	797,097
Retained earnings	1,097,394	998,850
Accumulated other comprehensive income	18,191	1,984
Total stockholders’ equity	1,930,247	1,798,284
Total liabilities and stockholders’ equity	$3,143,580	$2,663,464

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net revenues	$355,880	$300,074	$692,802	$585,764
Cost of sales	154,376	138,085	303,977	273,772
Gross profit	201,504	161,989	388,825	311,992

Operating expenses:
Research and development	25,701	19,769	48,185	38,288
Selling, general and administrative	72,214	59,635	139,873	121,898
Amortization	17,785	14,542	36,220	27,836
Total operating expenses	115,700	93,946	224,278	188,022
Operating income	85,804	68,043	164,547	123,970

Other income (expense):
Equity in earnings (losses) of joint ventures	88	(755)	205	(1,814)
Impairment of securities	(1,218)	—	(14,260)	—
Gain on sale of securities	1,925	—	3,014	—
Gain on sale of subsidiary	—	—	15,676	—
Gain from legal settlement	—	32,000	—	32,000
Loss on early extinguishment of debt	—	—	(2,807)	—
Interest income	1,442	1,678	2,684	3,277
Interest expense	(7,580)	(5,783)	(12,921)	(10,943)
Other income (expense)	(844)	(14)	(1,438)	15
Total other income (expense), net	(6,187)	27,126	(9,847)	22,535

Income before income taxes	79,617	95,169	154,700	146,505
Provision for income taxes	28,902	35,213	56,156	54,464
Net income	$50,715	$59,956	$98,544	$92,041

Earnings per share:
Basic	$0.47	$0.56	$0.92	$0.86
Diluted	$0.47	$0.56	$0.91	$0.86

Weighted average shares outstanding:
Basic	107,134	106,515	107,038	106,491
Diluted	108,334	107,229	107,847	107,315

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,544	$92,041
Reconciliation to net cash provided by operating activites:
Depreciation	13,767	12,399
Amortization	36,220	27,836
Deferred income tax benefit	(19,213)	(3,774)
Equity in (earnings) losses of joint ventures	(205)	1,497
Gain on sale of securities	(3,014)	—
Gain on sale of subsidiary	(15,676)	—
Loss on early extinguishment of debt	2,807	—
Charge for impairment of securities	14,260	—
Tax benefits related to exercises of stock options	3,050	1,240
Other	(1,015)	997
Changes in assets and liabilities:
Accounts receivable	45,699	(4,863)
Inventories	(27,999)	(26,166)
Prepaid expenses and other current assets	14,260	2,912
Accounts payable and accrued expenses	33,564	6,706
Income taxes payable	8,016	78,574
Other assets	(2,643)	8,848
Other liabilities	2,000	—
Total adjustments	103,878	106,206
Net cash provided by operating activities	202,422	198,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(53,696)	(35,779)
Acquisitions of product rights	(178,468)	(70,512)
Proceeds from sales of securities	7,388	—
Proceeds from sale of subsidiary	16,368	—
Other investing activities, net	3,838	(430)
Net cash used in investing activities	(204,570)	(106,721)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs	560,625	—
Proceeds from borrowings under revolving credit facility	60,000	—
Principal payments on credit facility	(325,940)	—
Principal payments on acquisition liabilities	(1,012)	—
Proceeds from stock plans	14,162	1,776
Net cash provided by financing activities	307,835	1,776
Net increase in cash and cash equivalents	305,687	93,302
Cash and cash equivalents at beginning of period	230,155	193,731
Cash and cash equivalents at end of period	$535,842	$287,033

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – GENERAL

Watson Pharmaceuticals, Inc. (Watson or the Company) is primarily engaged in the development, manufacture, marketing, sale and distribution of branded and off-patent (generic) pharmaceutical products. The Company also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms.  Watson operates manufacturing, distribution, research and development and administrative facilities primarily in the United States of America.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$50,715	$59,956	$98,544	$92,041
Other comprehensive income (loss):
Unrealized holding gain (loss) on securities	17,704	(21,063)	15,072	(67,680)
Less related income taxes	(7,081)	8,425	(6,029)	27,072
Total unrealized gain (loss) on securities, net	10,623	(12,638)	9,043	(40,608)

Reclassification for (gains) losses included
in net income	(707)	—	11,246	—
Less related income taxes	256	—	(4,082)	—
Total reclassification, net	(451)	—	7,164	—
Total other comprehensive income (loss)	10,172	(12,638)	16,207	(40,608)
Total comprehensive income	$60,887	$47,318	$114,751	$51,433

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding, assuming the exercise of all in-the-money stock options. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30
	2003	2002	2003	2002
Numerator:
Net income	$50,715	$59,956	$98,544	$92,041
Denominator:
Basic weighted average common shares outstanding	107,134	106,515	107,038	106,491
Effect of dilutive stock options	1,200	714	809	824
Diluted weighted average common shares outstanding	108,334	107,229	107,847	107,315

Basic earnings per share	$0.47	$0.56	$0.92	$0.86

Diluted earnings per share	$0.47	$0.56	$0.91	$0.86

Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares for the period reported.  For the three month periods ended June 30, 2003 and 2002, excluded from the computation of diluted earnings per share were stock options to purchase 5.7 million and 10.5 million common shares, respectively. For the six month periods ended June 30, 2003 and 2002, excluded from the computation of diluted earnings per share were stock options to purchase 7.6 million and 10.3 million common shares, respectively.

The effect of approximately 14.4 million shares related to the assumed conversion of the $575 million convertible contingent debentures (as described in Note H) has been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2003 as none of the conditions that would permit conversion have been satisfied.

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

Had the Company determined compensation expense for all prior periods using the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$50,715	$59,956	$98,544	$92,041
Total stock-based employee compensation expense determined under fair value based method for all awards	6,664	11,185	14,640	25,093
Tax effect of compensation expense	(2,419)	(4,139)	(5,314)	(9,328)
Pro forma net income	$46,470	$52,910	$89,218	$76,276

Earnings per share:
Basic - as reported	$0.47	$0.56	$0.92	$0.86
Basic - pro forma	$0.43	$0.50	$0.83	$0.72

Diluted - as reported	$0.47	$0.56	$0.91	$0.86
Diluted - pro forma	$0.43	$0.49	$0.83	$0.71

Weighted average shares outstanding:
Basic	107,134	106,515	107,038	106,491
Diluted	108,334	107,229	107,847	107,315

The weighted average fair value of the options has been estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted averages are used because of varying assumed exercise dates.  The following weighted average assumptions were used for options granted during the three and six months ended June 30, 2003 and 2002:

	2003	2002
Dividend yield	None	None
Expected volatility	40%	38%
Risk-free interest rate	3.26%	4.21%
Expected term	5.2 years	5.1 years

Recent accounting pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as provided under previous guidance. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which had no material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based

Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS No. 148 on January 1, 2003, which had no material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.”  FIN 46 requires reporting entities to perform an evaluation in order to determine whether the reporting entity has a controlling financial interest in a variable interest entity, and if that interest requires consolidation and/or disclosure by the reporting entity.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not expect the provisions of FIN 46 to have a material impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the provisions of SFAS No. 149 to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the provisions of SFAS No. 150 to have a material impact on its consolidated financial statements.

NOTE B - ACQUISITIONS OF PRODUCT RIGHTS

In February 2003, Watson acquired the U.S. rights to the Fioricet® and Fiorinal® product lines from Novartis Pharmaceuticals Corporation (Novartis).  These products are indicated for the treatment of tension headaches.  The Company paid approximately $178 million in cash for the rights to these products.

NOTE C – EQUITY INVESTMENTS

Watson’s equity investments in publicly traded companies are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.  These investments are classified as either current or non-current, as appropriate, on the Company’s Consolidated Balance Sheets.

Current investments

The Company’s current investments are comprised of the common stock of Andrx Corporation — Andrx Group (Andrx) and Dr. Reddy’s Laboratories, Limited (Dr. Reddy), and are included in “Marketable securities” on the Company’s Consolidated Balance Sheets at June 30, 2003 and December 31, 2002.

During the three and six month periods ended June 30, 2003, Watson sold shares of its Andrx and Dr. Reddy common stock investments.  The Company did not sell any of its shares of Andrx and Dr. Reddy during the six month period ended June 30, 2002.  The following table provides a summary of the Company’s sales of its Andrx and Dr. Reddy holdings during the periods reported.  Realized gains are computed using the specific identification method to determine the cost basis for each investment (in thousands except share amounts):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Andrx:
Shares sold	70,000	70,000
Proceeds from sale	$1,372	$1,372
Gross realized gain	$1,179	$1,179

Dr. Reddy:
Shares sold	100,000	290,000
Proceeds from sale	$2,188	$6,017
Gross realized gain	$746	$1,835

Non-current investments

The Company’s non-current investments include its investment in the common stock of Genelabs Technologies, Inc. (Genelabs), NovaDel Pharma Inc., and Amarin Corporation plc (Amarin), and warrants to purchase shares of common stock of Halsey Drug Co., Inc. (Halsey).  These investments are included in “Investments and other assets” on the Company’s Consolidated Balance Sheets at June 30, 2003 and December 31, 2002.

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities (in thousands):

	June 30, 2003	December 31, 2002
Equity securities:
Cost basis	$31,033	$49,669
Gross unrealized holding gain	33,394	24,530
Gross unrealized holding loss	(4,558)	(13,625)
Fair value of securities	$59,869	$60,574

The gross unrealized holding loss at June 30, 2003 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in the warrants to purchase common stock of Halsey.  At June 30, 2003 the fair value of the Company’s investment in Halsey had been less than its recorded cost for approximately six months.  The gross unrealized holding loss at December 31, 2002 is primarily attributable to the Company’s investment in Genelabs.

The Company’s net unrealized holding gain related to its available-for-sale securities, increased $10.2 million and $16.2 million for the three and six month periods ended June 30, 2003, respectively.  During the three and six month periods ended June 30, 2002, the Company’s net unrealized holding gain decreased $12.6 million and $40.6 million, respectively.  These changes in the Company’s net unrealized holding gain are included in other comprehensive income.

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

The accounting policies of the segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Watson primarily evaluates the performance of its segments based on net revenues and gross profit.  The “other” classification consists primarily of contingent payments received from the settlement of a legal dispute and revenues from research, development and licensing fees.  The Company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, nor accounted for at the segment level.  Net revenues and gross profit information for the Company’s segments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net revenues:
Branded pharmaceutical products	$185,901	$156,027	$369,662	$317,554
Generic pharmaceutical products	161,267	135,009	304,466	251,092
Other	8,712	9,038	18,674	17,118
Total net revenues	$355,880	$300,074	$692,802	$585,764
Gross profit:
Branded pharmaceutical products	$144,040	$120,647	$284,737	$241,228
Generic pharmaceutical products	48,752	32,304	85,414	53,646
Other	8,712	9,038	18,674	17,118
Total gross profit	$201,504	$161,989	$388,825	$311,992

NOTE E – INVENTORIES

Inventories consist of finished goods held for distribution, raw materials and work-in-process. At June 30, 2003, inventories included approximately $31.6 million of inventory, net of reserve, relating to products that are pending approval by the FDA or have not been launched due to contractual restrictions. During the second quarter of 2003, the Company established an inventory reserve of $3.1 million related to product approaching expiration that had not been launched due to contractual restrictions.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$119,670	$116,806
Work-in-process	85,466	80,062
Finished goods	170,662	151,905
Total inventories	$375,798	$348,773

NOTE F – ASSETS HELD FOR DISPOSITION

In connection with the acquisition of Schein Pharmaceutical, Inc. (Schein), Watson acquired two injectable pharmaceutical manufacturing facilities, Steris Laboratories, Inc. (Steris), located in Phoenix, Arizona and Marsam Pharmaceuticals, Inc. (Marsam), located in Cherry Hill, New Jersey.  Upon acquisition, Watson’s intent was to dispose of these facilities and, therefore, these assets were reported as assets held for disposition in the Company’s Consolidated Balance Sheets.  Watson recorded these assets held for disposition at estimated fair value.  The operating expenses associated with the facilities were recorded separately in the Company’s Consolidated Statements of Income as loss on assets held for disposition.

At December 31, 2002, the Company had approximately $6 million of property related to Marsam and approximately $22 million of inventories and approximately $1 million of fixed assets related to Steris.

On January 1, 2003 Watson reclassified its assets held for disposition as held and used.  This reclassification was made as a result of the absence of a completed sale transaction or binding offer for either of the facilities, in accordance with SFAS No. 144.  The related assets were reclassified as inventories and property and equipment, as appropriate, in the Company’s Consolidated Balance Sheets.  For the three and six months ended June 30, 2002, $6.8 million and $13.7 million of operating expenses related to the Steris facility were reclassified to cost of sales, research and development expenses and selling, general and administrative expenses, as appropriate.

Although the assets were reclassified as held and used, the Company continues its efforts to dispose of the Marsam property and continues to evaluate divestiture or other alternatives related to the Steris facility.

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

During the second quarter of 2003, Watson performed its annual test for the impairment of goodwill and determined there was no indication of impairment.  There were no additions to goodwill recorded during the six months ended June 30, 2003.  At June 30, 2003, goodwill for the Company’s reporting units consisted of the following (in thousands):

Branded pharmaceutical products	$358,798
Generic pharmaceutical products	87,490
Total goodwill	$446,288

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	June 30, 2003	December 31, 2002

Product rights and related intangibles	$1,285,408	$1,107,200
Less accumulated amortization	(254,362)	(218,173)
Total product rights and related intangibles, net	$1,031,046	$889,027

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $71.7 million in 2003, $71.4 million in 2004 and $71.7 million in each of 2005, 2006 and 2007.  The Company’s current product rights and related intangibles have a weighted average useful life of approximately 19 years.

NOTE H – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Senior unsecured notes, 7.125%, face amount of $150 million, due 2008	$149,101	$149,023
Term loan facility, due 2005	—	265,928
Convertible contingent debentures, face amount of $575 million due 2023, net of $1,841 unamortized discount	573,159	—
Other notes payable	60	286
Total debt	$722,320	$415,237
Less current portion	—	(83,360)
Total long-term debt	$722,320	$331,877

In May 1998, Watson issued $150 million of its senior unsecured notes (1998 Senior Notes).  These notes are due in May 2008 but may be redeemed earlier under certain circumstances.  The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.2%.

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

In March 2003, the Company issued $575 million of convertible contingent senior debentures (CODES).  The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%.

The CODES are convertible into Watson’s common stock at a conversion price of approximately $40.05 per share (subject to certain adjustments).  The CODES may be converted, at the option of the holders, prior to maturity under any of the following circumstances:

•                                          during any quarterly conversion period (period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day in the immediately following fiscal quarter) if the closing sale price per share of Watson’s common stock for a period of at least 20 trading days during the 30 consecutive trading-day period ending on the first day of such conversion period is more than 125% of the conversion price in effect on that thirtieth day;

•                                          on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 30, 2003;

•                                          during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 30, 2003;

•                                          if the CODES have been called for redemption; or

•                                          upon the occurrence of specified corporate transactions.

The Company may redeem some or all of the CODES for cash, on or after March 20, 2008, for a price equal to 100% of the principal amount of the CODES plus accrued and unpaid interest (including contingent interest) to, but excluding, the redemption date.

The CODES contain put options which may require the Company to repurchase for cash all or a portion of the CODES on March 15 of 2010, 2015 and 2018 at a repurchase price equal to 100% of the principal amount of the CODES plus any accrued and unpaid interest (including contingent interest) to, but excluding, the date of repurchase.

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES.  The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum.  This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Consolidated Balance Sheets in other long-term liabilities.  The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES.

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

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes. Watson's assets generally are held by, and its operations generally are conducted through, its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries. The terms of the new credit facility require each subsidiary, other than minor subsidiaries, to provide full and unconditional guarantees on a joint and several basis. In order to provide subsidiary guarantees in connection with this credit facility, the Company was also required, by the terms of the Indenture for the 1998 Senior Notes, to grant similar subsidiary guarantees in favor of the 1998 Senior Note holders. The subsidiary guarantees related to both the new credit facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  As of June 30, 2003, the Company had not drawn any funds from the revolving credit facility.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.   See Note H for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at June 30, 2003, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s consolidated balance sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Consolidated Statements of Income.

At June 30, 2003, the carrying amount of $3.9 million approximates the estimated fair value of the Company’s derivative financial instruments.  Such financial instruments were not in place at June 30, 2002.

During the three month period ended June 30, 2003, the fair value of the Company’s derivative financial instruments increased $2 million.  This change in fair value was recorded as a charge to interest expense for the period.

NOTE J – IMPAIRMENT OF SECURITIES

At March 31, 2003, investments and other assets included an investment in three million shares of the common stock of Genelabs Technologies, Inc. (Genelabs), a publicly traded company, with an adjusted cost basis of $3.9 million.  This investment has been classified as available-for-sale, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.  During the first quarter of 2003, management determined that an other than temporary decline in the fair value of Genelabs’ common stock existed and, as a result, wrote-down the initial cost basis of the investment to its fair value at March 31, 2003 of $3.9 million.  In connection with this write-down, an asset impairment charge of $13.0 million was recorded and recognized in earnings.  This impairment should have been recognized in the first quarter of 2002, as the investment had been in an unrealized loss position for an extended period.  Recognition of the impairment in the first quarter of 2003 was an error.  However, this charge would not have been material to the Company’s 2002 financial statements, and is not expected to be material to the Company’s 2003 earnings or trend of earnings.

At June 30, 2003, investments and other assets included an investment in 400,000 American Depository Receipts of Amarin, classified as an available-for-sale security, with a cost basis of $2.5 million and a fair value of $1.3 million.  During the second quarter of 2003, management determined that an other-than-temporary decline in fair value of its Amarin investment existed.  As a result, the Company wrote down the initial cost basis of the investment to its fair value at June 30, 2003.  In connection with this write-down, an asset impairment charge of $1.2 million was recorded and recognized in earnings.

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

In connection with the sale, the Company has provided certain warranties and indemnifications to the buyer including an indemnification relating to website content. The buyer must give written notice to the Company within 18 months of the completion of the sale transaction of any claim arising out of these indemnifications.  The Company does not expect any liability arising out of a claim, if any, to have a material adverse impact on its results of operations, financial position or cash flows.  No liability has been recorded in relation to these indemnifications at June 30, 2003.

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

Results of Operations

Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Net Revenues by Segment:
Branded pharmaceutical products	$185,901	$156,027	19.1%	$369,662	$317,554	16.4%
% of total product net revenues	53.5%	53.6%		54.8%	55.8%
Generic pharmaceutical products	161,267	135,009	19.4%	304,466	251,092	21.3%
% of total product net revenues	46.5%	46.4%		45.2%	44.2%
Other	8,712	9,038	(3.6)%	18,674	17,118	9.1%
Total net revenues	$355,880	$300,074	18.6%	$692,802	$585,764	18.3%

Total net revenues for the three and six months ended June 30, 2003 increased compared to the corresponding 2002 periods due to increases in net revenues in both our branded and generic segments.  The changes in other net revenues were due to timing of recognition of previously deferred revenue from research and development agreements.

Branded Pharmaceutical Products

The increase in net revenues from our branded pharmaceutical products segment for the three and six month periods was primarily attributable to increases in product sales within our Urology/General Products division, offset in part by a decrease in our Nephrology division.  Our Urology/General Products division has been positively impacted by the acquisition of the Fioricet® and Fiorinal® product lines during the first quarter of 2003, and the launch of our OxytrolTM product during the second quarter of 2003. OxytrolTM, which received FDA approval in February 2003, is the first FDA approved transdermal therapy for overactive bladder.  In addition to the new products within our Urology/General Products division, higher unit sales of our Androderm® testosterone patch, resulting from focused product promotions and prescription growth, also contributed to the overall increase within the division.

We expect net revenues from our branded segment to continue to increase during 2003 based on the continued promotion and increased awareness of our Oxytrol™ product, and the planned introduction of new products during the second half of 2003.  Compared to prior year periods, we expect the increases for the third and fourth quarters of 2003 to be consistent with the year over year increases experienced in the second quarter of 2003.

Generic Pharmaceutical Products

The increase in net revenues from our generic segment was primarily related to price increases on certain products, as well as new products launched and products reintroduced during, or subsequent to, the corresponding 2002 periods.

We expect net revenues from our generic segment to increase during the remaining 2003 periods as a result of price increases and additional anticipated product launches.

Other Revenues

Other revenues consist primarily of contingent payments resulting from a legal settlement in 2001. We expect to receive our final contingent payment from the 2001 settlement in the third quarter of 2003.  The changes in other revenues are primarily due to the timing of recognition of previously deferred revenue from research and development agreements.  These revenues (typically milestone payments) are recorded under the “contingency-adjusted performance model,” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met and cash has been received.

During the second quarter of 2003, we amended one of our existing agreements for the development of certain hormonal therapies.  In July 2003, we received $10 million related to the amended agreement, which was recorded as deferred revenue.  In addition, under the amended agreement, we are eligible for additional milestone payments in the third quarter of 2003 based on the positive results of a clinical study.  Under certain circumstances, the other party to the agreement has the option to discontinue the development program.  Were that to occur, all of the revenue previously deferred under this agreement would be recognized.

Assuming the development program continues, we expect other revenues to be approximately $35 million to $40 million for the full year 2003.

Net Revenue Mix

Net revenue mix is an important consideration in evaluating the profitability of our business.  Our branded products generally realize higher gross profit margins than our generic products.  Any significant change in our net revenue mix could substantially impact our gross profit, gross margin and the overall profitability of our business.

For the three and six month periods ended June 30, 2003, our net revenue mix remained consistent with the corresponding 2002 periods. We expect the net revenue mix for the remaining 2003 quarterly periods to be consistent with that of the second quarter of 2003.

Gross Profit Margin on Product Net Revenues (Gross Margin)

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	Change	2003	2002	Change

Gross Margin by Segment:
Branded pharmaceutical products	77.5%	80.4%	-2.9%	77.0%	79.0%	-2.0%
Generic pharmaceutical products	30.2%	24.8%	5.4%	28.1%	22.3%	5.8%
Gross margin on product net revenues	55.5%	54.6%	0.9%	54.9%	54.0%	0.9%

Our overall gross margin on product net revenues for the three and six months ended June 30, 2003, remained relatively consistent with that of the corresponding prior year periods.

The decrease in the gross margin from our branded segment for the three and six months ended June 30, 2003, was attributable to decreased margins in our Women’s Health division primarily due to lower margins realized on our Necon® 7/7/7 and MononessaTM products.  These lower margins were a result of a profit sharing arrangement with the manufacturer.

The decrease from our Women’s Health division was partially offset by an increase in the gross margin of our Urology/General Products division.  This increase resulted from higher gross margins realized on the products that we introduced during 2003.

We expect our gross margins for the remaining 2003 quarterly periods to improve as a result of recent price increases for certain products within our generic segment and the impact of anticipated higher gross margins from product introductions within our branded segment.

Research and Development (R&D) Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

R&D expenses	$25,701	$19,769	30.0%	$48,185	$38,288	25.8%
as % of net revenues	7.2%	6.6%		7.0%	6.5%

Research and development expenses increased from the corresponding prior year periods due to increased spending on clinical studies and expanded generic development programs.  The clinical studies relate to our anti-fungal nail patch and additional Ferrlecit® indications.  Expenses also increased due to biostudies and other expenses related to various generic products under different stages of development.  We expect research and development expenses for the remainder of 2003 to continue to increase slightly due to our efforts in both branded and generic product development.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

SG&A expenses	$72,214	$59,635	21.1%	$139,873	$121,898	14.7%
as % of net revenues	20.3%	19.9%		20.2%	20.8%

SG&A expenses remained relatively consistent as a percentage of net revenues.  The increase from prior year periods was primarily related to increased spending during the second quarter of 2003 on the Oxytrol™ product launch.  In addition, increased corporate insurance premiums on policy renewals and expenses associated with the implementation of our Enterprise Resource Planning (ERP) system contributed to the increase over prior year periods.

Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2003	2002	% Change	2003	2002	% Change

Amortization expense	$17,785	$14,542	22.3%	$36,220	$27,836	30.1%

The increase in amortization expense was primarily due to amortization associated with the nifedipine ER product rights acquired in August 2002 and the Fiorinal® and Fioricet® product lines acquired in February 2003.  See Note B in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report. Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of our product rights and other intangible assets, we expect amortization expense for the remaining 2003 quarterly periods to remain consistent with that of the second quarter of 2003.

Equity in Earnings (Losses) of Joint Ventures

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Equity in earnings (losses) of joint ventures	$88	$(755)	-111.7%	$205	$(1,814)	-111.3%

Our earnings from joint ventures for the three and six months ended June 30, 2003 were primarily the result of income from our interest in ANCIRC Pharmaceuticals (ANCIRC), a joint venture with Andrx Corporation.  The income from ANCIRC was substantially offset by losses from our interest in Somerset Pharmaceuticals, Inc. (Somerset), a joint venture with Mylan Laboratories, Inc.  Our loss on joint ventures for the 2002 period was primarily related to losses from our interest in Somerset.  We expect our ANCIRC earnings to continue to offset Somerset losses.

Impairment of Securities

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Impairment of securities	$1,218	$—	n/a	$14,260	$—	n/a

During the second quarter of 2003, we recorded a $1.2 million impairment charge related to our investment in Amarin. Additionally, we recorded a $13.0 million impairment charge during the first quarter of 2003, related to our investment in Genelabs.  See Note J in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

At June 30, 2003, we had a total gross unrealized holding loss of approximately $4.6 million related to one investment, which had a fair value less than its recorded cost for approximately six months.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.  We employ a systematic methodology that considers all available evidence in evaluating potential impairment of our investments.  In the event that the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment.  We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions.  However, when the carrying value of an investment is greater than the realizable value for an extended period, unless sufficient positive, objective evidence exists to support such an extended period, the decline will be considered other-than-temporary.  Any decline in the market prices of our equity investments that are deemed to be other-than-temporary may require us to incur additional impairment charges.

Gain on Sale of Securities

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Gain on sale of securities	$1,925	$—	n/a	$3,014	$—	n/a

Our gain on sale of securities resulted from the sale of shares of Dr. Reddy and Andrx common stock.  See Note C in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

Gain on Sale of Subsidiary

	Three Months Ended March 31,			Six Months Ended March 31,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Gain on sale of subsidiary	$—	$—	n/a	$15,676	$—	n/a

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

Gain from Legal Settlement

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Gain from legal settlement	$—	$32,000	-100%	$—	$32,000	-100%

During the second quarter of 2002, we recorded a $32 million gain as a result of the settlement reached with Bristol-Myers Squibb (BMS) resolving all outstanding disputes between the companies related to buspirone.

Loss on Early Extinguishment of Debt

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Loss on early extinguishment of debt	$—	$—	n/a	$2,807	$—	n/a

During the first quarter of 2003, as a result of the retirement of our previous credit facility, we incurred a charge for the unamortized bank fees associated with the facility.  See Note H in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Interest expense	$7,580	$5,783	31.1%	$12,921	$10,943	18.1%

The increase in interest expense was a result of the $2 million adjustment to the fair value of our derivative financial instruments during the second quarter of 2003.  The change in the fair value was recorded as a charge to interest expense during the three months ended June 30, 2003.  See Note I in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report.

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

We generated cash in excess of our working capital requirements for the six months ended June 30, 2003.  Our cash flows provided by operations were $202 million, an increase of approximately $4 million from the previous year’s period.  This increase was primarily related to the change, year over year, in net income and balances of accounts receivable and accounts payable and accrued expenses.  These increases were substantially offset by the changes, year over year, in balances of inventories and income taxes payable.

The increase in inventories is the result of supply chain initiatives to improve customer service levels and to support new or recently launched products.  Of the $376 million of inventories at June 30, 2003, $31.6 million support expected new product launches and marketing initiatives.  During the second quarter of 2003, we reserved $3.1 million of this inventory related to potential expiration of a portion of such inventory prior to launch.  In the event we are unable to launch certain products during the second half of 2003, we may be required to incur additional reserves of approximately $2 million and $10 million for the third and fourth quarters of 2003, respectively.

In addition to the increase in inventories, other significant uses of cash for the six months ended June 30, 2003, included the acquisition of product rights ($178.5 million), additions to property and equipment ($53.7 million) and principal payments on our credit facility ($325.9 million, of which $306.1 million was paid from the proceeds of the issuance of our convertible contingent debentures as discussed below).  We currently expect to spend between $125 million to $135 million for property and equipment additions in 2003, of which we expect approximately $30 million to be related to the installation and implementation of our new ERP system.

In May 1998, we issued $150 million of senior unsecured notes due May 2008 (1998 Senior Notes), with interest payable semi-annually in May and November at an effective rate of 7.2%, pursuant to a shelf registration statement authorizing up to $300 million in debt securities, preferred stock or common stock.  On April 2, 2003, we determined that we did not intend to offer any additional debt securities, preferred stock or common stock under the registration statement, and filed an amendment with the Securities and Exchange Commission deregistering the remaining unsold $150 million aggregate amount of debt securities, preferred stock and common stock covered by the registration statement.  In March 2003, we issued $575 million of convertible contingent senior debentures (CODES) due in 2023.  As of June 30, 2003, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

We used a portion of the proceeds from the issuance of the CODES to repay the $306.1 million balance on our term loan and revolving credit facility we entered into in July 2000 (2000 Facility).  We terminated the 2000 Facility in March 2003 upon our repayment of this balance.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes.  As of June 30, 2003, the total $300 million under the revolving credit facility was available to us. Under the terms of the revolving credit facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the new credit facility, we were required to issue similar guarantees to the 1998 Senior Note holders.

Our cash and current marketable securities totaled $582.6 million at June 30, 2003.  The fair value of our current marketable securities may fluctuate significantly due to volatility of the stock market and changes in general economic conditions.  See Item 3. in this Quarterly Report on Form 10-Q.  We believe that our cash and marketable securities balance and our expected cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments.  In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investment, to refinance existing debt, or for general corporate purposes.  If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements.  We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time these statements are made.  Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

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

• our ability to retain key personnel

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

• the scope, outcome and effect of investigations, actions or legislation related to our product pricing and ability to retain key personnel;

• the availability to us, on commercially reasonable terms, of raw materials and other third party sourced products;

• our exposure to product liability and other lawsuits and contingencies;

• our mix of product sales between branded products, which typically have higher margins, and generic products;

• our dependence on revenues from significant products, in particular, Ferrlecit®, for which 2003 net revenues are expected to be approximately 10% of our total net revenues;

• our dependence on revenues from significant customers;

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

Investment Risk

As of June 30, 2003, our total investment in equity securities of other companies was $97.4 million.  Of this amount, we had equity-method investments of $37.5 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $59.9 million ($46.7 million that was included in “Marketable securities” and $13.2 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at June 30, 2003, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $15 million, $24 million and $30 million, respectively.

At June 30, 2003, our investment in Andrx consisted of approximately 1.5 million shares of Andrx common stock with a fair market value of $29.2 million.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.   The market price of Andrx common shares has been, and may continue to be, volatile as reflected in the table below.  On August 11, 2003, before completing this Form 10-Q, the closing price of Andrx common stock was $18.30.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2003 and 2002:

	High	Low
2003, by quarter
First	$16.83	$7.68
Second	$24.20	$11.10

2002, by quarter
First	$71.27	$31.13
Second	$48.20	$25.80
Third	$27.89	$16.61
Fourth	$23.19	$10.75

In addition, our marketable securities include shares of common stock of Dr. Reddy’s Laboratories, Limited (Dr. Reddy).  As of June 30, 2003, Watson owned 750,000 common shares of Dr. Reddy with a market value of approximately $17.5 million.  Dr. Reddy’s shares trade on the Bombay Stock Exchange (BSE) and on the New York Stock Exchange in the form of American depositary shares.  However, the shares of Dr. Reddy common stock that we hold are currently tradable only on the BSE, since our shares are not presently in the form of

American depositary shares.  The liquidity of our Dr. Reddy investment may be limited due to the current Dr. Reddy daily trading volume on the BSE, among other factors.  The following table sets forth the Dr. Reddy high and low market price per share information, based on published financial sources, for 2003 and 2002:

	High	Low
2003, by quarter
First	$21.00	$18.03
Second	$23.53	$17.58

2002, by quarter
First	$23.76	$18.91
Second	$24.00	$18.40
Third	$21.64	$16.00
Fourth	$19.47	$14.26

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other-than-temporary.  During 2003, we made such a determination with respect to our investments in Genelabs and Amarin, resulting in impairment charges of $13.0 million and $1.2 million, respectively (see Note J in the accompanying Notes to Consolidated Financial Statements in this Quarterly Report).

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio.  Our cash is invested in A-rated money market mutual funds and short-term securities. Consequently, our interest rate and principal risk are minimal.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our fixed-rate senior unsecured notes approximated their carrying values June 30, 2003.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

As required by the SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Report. Based on the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II.  OTHER INFORMATION AND SIGNATURES

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

Phen-fen Litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of July 15, 2003, approximately 215 actions were pending against the Company and other Company entities in a number of state and federal courts.  The Company believes that it will be fully indemnified by The Rugby Group’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

Cipro Litigation.  With respect to the Cipro litigation, on May 20, 2003, the court in the consolidated action pending in the United States District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383) granted Watson Pharmaceuticals, Inc.’s motion to dismiss, and denied the motions to dismiss filed by the other defendants, including the Company’s subsidiary, The Rugby Group, Inc.  The court also denied the plaintiffs’ motion for partial summary judgment seeking a determination that the settlement agreements entered into by certain defendants constituted a per se violation of the antitrust laws.  Discovery is ongoing.  Aventis is currently controlling the defense of these matters as the indemnifying party under its agreements with the Company.

Government Reimbursement Investigations and Proceedings.  With regard to the consolidated actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices of certain products (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456), on May 13, 2003, the court granted in part and denied in part the defendants’ motion to dismiss the Master Consolidated Class Action Complaint filed by many of the private plaintiffs, and permitted plaintiffs leave to file an amended complaint.  On June 12, 2003, plaintiffs served an Amended Master Consolidated Complaint (AMCC).  The AMCC includes various federal, state and common law claims against the Company and other defendants concerning allegedly improper or fraudulent practices in connection with reporting of average wholesale prices of certain products, and other allegedly improper acts, in order to increase prices and market shares.  The AMCC alleges such acts improperly inflated the reimbursement amounts paid by various public and private plans and programs.  The AMCC alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs.  On August 1, 2003, the Company and other defendants filed motions to dismiss the AMCC.  The court has scheduled a hearing on the motions to dismiss on November 12, 2003.  On August 4, 2003, the states of Montana and Nevada sought leave to file amended complaints against the Company and other defendants alleging state law claims similar to the claims in the AMCC, as well as claims for violation of their respective state Medicaid fraud laws.  The Company has not yet responded to these complaints.  With respect to other reimbursement inquiries, on June 26, 2003, the Company and numerous other pharmaceutical companies received a request for records and information from the House Committee on Energy and Commerce in connection with that Committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 19, 2003, the following proposals were set before the stockholders for their vote:

PROPOSAL ONE: Election of three directors to hold office until the 2006 Annual Meeting:

DIRECTORS - CLASS II	Votes For	Votes Withheld

Jack Michelson	88,272,615	3,263,775
Ronald R. Taylor	89,622,581	1,913,809
Andrew L. Turner	89,562,332	1,974,058

PROPOSAL TWO:  Approve amendment to the Company’s 2001 Incentive Award Plan, as amended, to increase the number of shares of the Company’s common stock that may be issued thereunder by 6,500,000 shares, from 7,500,000 shares to 14,000,000 shares:

For	58,432,495
Against	15,851,469
Abstain	665,587
Broker non-votes	16,586,839

PROPOSAL THREE: Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2003:

For	86,614,283
Against	3,391,639
Abstain	530,468
Broker non-votes	1,000,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 31.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2003:

On May 6, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 9 (in lieu of furnishing under Item 12), that it had issued a news release announcing its financial results for the quarter ended March 31, 2003.

On June 2, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 5, its agreement with a syndicate of lenders for a five-year, $300 million, unsecured revolving credit facility.

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
R. Todd Joyce
Vice President – Corporate Controller and Treasurer
(Principal Accounting Officer)

Dated: August 14, 2003

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended June 30, 2003

Exhibit No.	Description

4.1

Form of Guaranty, dated as of May 30, 2003, by each of the subsidiaries of the Company, other than minor subsidiaries, in favor of Wachovia Bank National Association, a national banking association, as trustee for the holders of the Company's 1998 Senior Notes.

*10.1	Key Employment Agreement entered into as of May 5, 2003 by and between Charles Slacik and the Company.

*10.2	Key Employment Agreement entered into as of June 16, 2003 by and between Ian McInnes and the Company.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Compensation Plan or Agreement