Form 10-Q
period 2003-09-30
WATSON PHARMACEUTICALS INC
filed 2003-11-06
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

The number of shares outstanding of the Registrant’s only class of common stock as of October 31, 2003 was approximately 107,953,740.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$610,018	$230,155
Marketable securities	40,653	42,649
Accounts receivable, net	122,255	178,563
Inventories	399,588	348,773
Prepaid expenses and other current assets	29,967	35,895
Deferred tax assets	89,259	77,416
Total current assets	1,291,740	913,451

Property and equipment, net	384,620	304,667
Investments and other assets	72,623	75,435
Deferred tax assets	31,478	34,596
Product rights and other intangibles, net	1,014,059	889,027
Goodwill	446,288	446,288
Total assets	$3,240,808	$2,663,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$209,703	$172,363
Income taxes payable	131,257	111,565
Current portion of long-term debt	—	83,360
Deferred revenue	10,965	8,177
Total current liabilities	351,925	375,465

Long-term debt	722,427	331,877
Deferred revenue	15,217	—
Other long-term liabilities	9,938	5,948
Deferred tax liabilities	145,494	151,890
Total liabilities	1,245,001	865,180

Commitments and contingencies

Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 107,933,504 and 106,878,900 shares outstanding	356	353
Additional paid-in capital	828,018	797,097
Retained earnings	1,148,853	998,850
Accumulated other comprehensive income	18,580	1,984
Total stockholders’ equity	1,995,807	1,798,284
Total liabilities and stockholders’ equity	$3,240,808	$2,663,464

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net revenues	$358,756	$307,860	$1,051,558	$893,624
Cost of sales	142,331	143,925	446,308	417,698
Gross profit	216,425	163,935	605,250	475,926

Operating expenses:
Research and development	26,428	22,387	74,613	60,675
Selling, general and administrative	87,547	56,149	227,420	178,046
Amortization of intangibles	17,820	16,176	54,040	44,012
Total operating expenses	131,795	94,712	356,073	282,733
Operating income	84,630	69,223	249,177	193,193

Other income (expense):
Equity in earnings (losses) of joint ventures	(68)	(1,945)	137	(3,759)
Impairment of securities	(1,605)	—	(15,865)	—
Gain on sale of securities	2,496	—	5,510	—
Gain on sale of subsidiary	—	—	15,676	—
Gain from legal settlement	—	—	—	32,000
Loss on early extinguishment of debt	—	—	(2,807)	—
Interest income	1,603	1,869	4,287	5,146
Interest expense	(5,980)	(5,747)	(18,901)	(16,690)
Other income (expense)	(293)	776	(1,731)	791
Total other income (expense), net	(3,847)	(5,047)	(13,694)	17,488

Income before income taxes	80,783	64,176	235,483	210,681
Provision for income taxes	29,324	23,519	85,480	77,983
Net income	$51,459	$40,657	$150,003	$132,698

Earnings per share:
Basic	$0.48	$0.38	$1.40	$1.24
Diluted	$0.47	$0.38	$1.38	$1.24

Weighted average shares outstanding:
Basic	107,762	106,784	107,282	106,590
Diluted	109,658	107,199	108,459	107,284

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$150,003	$132,698
Reconciliation to net cash provided by operating activites:
Depreciation	20,683	18,900
Amortization	54,040	44,012
Deferred income tax benefit	(15,460)	(4,691)
Equity in (earnings) losses of joint ventures	(137)	3,467
Gain on sale of securities	(5,510)	—
Gain on sale of subsidiary	(15,676)	—
Loss on early extinguishment of debt	2,807	—
Charge for impairment of securities	15,865	—
Tax benefits related to exercises of stock options	4,750	1,240
Other	(826)	977
Changes in assets and liabilities:
Accounts receivable	54,112	(8,095)
Inventories	(51,789)	(31,826)
Prepaid expenses and other current assets	5,891	5,945
Accounts payable and accrued expenses	40,332	12,759
Deferred revenue	18,005	(227)
Income taxes payable	19,713	97,181
Other assets	(933)	9,892
Other liabilities	2,057	—
Total adjustments	147,924	149,534
Net cash provided by operating activities	297,927	282,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(104,542)	(56,220)
Acquisitions of product rights	(179,303)	(121,152)
Proceeds from sales of securities	12,122	—
Proceeds from sale of subsidiary	16,368	—
Distributions from equity investments	13,500	—
Other investing activities, net	3,944	1,292
Net cash used in investing activities	(237,911)	(176,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs of $14,375	560,625	—
Proceeds from borrowings under revolving credit facility	60,000	—
Principal payments on credit facility	(325,940)	(48,581)
Principal payments on acquisition liabilities	(1,012)	(7,070)
Proceeds from stock plans	26,174	4,803
Net cash provided by (used in) financing activities	319,847	(50,848)
Net increase in cash and cash equivalents	379,863	55,304
Cash and cash equivalents at beginning of period	230,155	193,731
Cash and cash equivalents at end of period	$610,018	$249,035

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements.  The year end balance sheet was derived from the audited financial statements.  The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented.  Unless otherwise noted, all such adjustments are of a normal, recurring nature.  Certain reclassifications, none of which affected net income or retained earnings, have been made to prior period amounts to conform to current period presentation.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods or for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$51,459	$40,657	$150,003	$132,698

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities	1,598	(16,368)	16,670	(84,049)
Less related income taxes	(641)	6,547	(6,670)	33,620
Total unrealized gain (loss) on securities, net	957	(9,821)	10,000	(50,429)

Reclassification for (gains) losses included in net income	(891)	—	10,355	—
Less related income taxes	323	—	(3,759)	—
Total reclassification, net	(568)	—	6,596	—
Total other comprehensive income (loss)	389	(9,821)	16,596	(50,429)
Total comprehensive income	$51,848	$30,836	$166,599	$82,269

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Numerator:
Net income	$51,459	$40,657	$150,003	$132,698
Denominator:
Basic weighted average common shares outstanding	107,762	106,784	107,282	106,590
Effect of dilutive stock options	1,896	415	1,177	694
Diluted weighted average common shares outstanding	109,658	107,199	108,459	107,284

Basic earnings per share	$0.48	$0.38	$1.40	$1.24

Diluted earnings per share	$0.47	$0.38	$1.38	$1.24

Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares for the period reported.  For the three month periods ended September 30, 2003 and 2002, excluded from the computation of diluted earnings per share were stock options to purchase 4.4 million and 10.8 million common shares, respectively. For the nine month periods ended September 30, 2003 and 2002, excluded from the computation of diluted earnings per share were stock options to purchase 6.3 million and 10.4 million common shares, respectively.

The effect of approximately 14.4 million shares related to the assumed conversion of the $575 million convertible contingent debentures (as described in Note I) has been excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2003 as the conditions that would permit conversion have not been satisfied.

Stock-based compensation

The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation expense has been recognized for the options in the accompanying condensed consolidated statements of income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had the Company determined compensation expense for all prior periods using the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income	$51,459	$40,657	$150,003	$132,698
Total stock-based employee compensation expense determined under fair value based method for all awards	8,525	11,230	22,942	36,323
Tax effect of compensation expense	(3,095)	(4,116)	(8,328)	(13,445)
Pro forma net income	$46,029	$33,543	$135,389	$109,820

Earnings per share:
Basic - as reported	$0.48	$0.38	$1.40	$1.24
Basic - pro forma	$0.43	$0.31	$1.26	$1.03

Diluted - as reported	$0.47	$0.38	$1.38	$1.24
Diluted - pro forma	$0.42	$0.31	$1.25	$1.02

Weighted average shares outstanding:
Basic	107,762	106,784	107,282	106,590
Diluted	109,658	107,199	108,459	107,284

The weighted average fair value of the options has been estimated on the date of grant using the Black-Scholes option-pricing model.  Weighted averages are used because of varying assumed exercise dates.  The following weighted average assumptions were used for options granted during the three and nine months ended September 30, 2003 and 2002:

	2003	2002

Dividend yield	None	None
Expected volatility	38%	38%
Risk-free interest rate	3.38%	4.21%
Expected term	5.3 years	5.1 years

Recent accounting pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as provided under previous guidance. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which had no material impact on the Company’s condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based

Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS No. 148 on January 1, 2003, which had no material impact on the Company’s condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  FIN 46 addresses consolidation by business enterprises of variable interest entities (VIE).  Under current practice, consolidation occurs when one enterprise controls the other through voting interests.  FIN 46 explains how to identify VIE and how an enterprise assesses its interest in VIE to decide whether to consolidate the VIE.  FIN 46 requires existing unconsolidated VIE to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.  VIE that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  FIN 46 applies immediately to VIE created after January 31, 2003 and to VIE in which an enterprise obtains an interest after that date.  It applies in the first interim period beginning after December 15, 2003 to VIE in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company is in the process of identifying our interest in VIE to determine which, if any such entities, require consolidation under FIN 46.  If we determine we should consolidate these entities, we would recognize certain assets and debt on our condensed consolidated balance sheets and a cumulative adjustment for the accounting change in our condensed consolidated statements of income.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.  The Company adopted SFAS No. 149 on June 30, 2003, which had no material impact on its condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 during the third quarter of 2003, which had no material impact on its condensed consolidated financial statements.

NOTE B – ACQUISITIONS OF PRODUCT RIGHTS

In February 2003, Watson acquired the U.S. rights to the Fioricet® and Fiorinal® product lines from Novartis Pharmaceuticals Corporation (Novartis).  These products are indicated for the treatment of tension headaches.  The Company paid approximately $178 million in cash for the rights to these products.

NOTE C – EQUITY INVESTMENTS

Watson’s equity investments in publicly traded companies are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.  These investments are classified as either current or non-current, as appropriate, on the Company’s Condensed Consolidated Balance Sheets.

Current investments

The Company’s current investments are comprised of the common stock of Andrx Corporation – Andrx Group (Andrx), publicly traded on the Nasdaq Stock Market under the symbol ADRX, and Dr. Reddy’s Laboratories, Limited (Dr. Reddy), traded on the Bombay Stock Exchange.  These investments are included in “Marketable securities” on the Company’s Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002.

During the three and nine month periods ended September 30, 2003, Watson sold a portion of its shares of its Andrx and Dr. Reddy common stock investments.  The Company did not sell any of its shares of Andrx and Dr. Reddy during the nine month period ended September 30, 2002.  The following table provides a summary of the Company’s sales of its Andrx and Dr. Reddy holdings during the periods reported.  Realized gains are computed using the specific identification method to determine the cost basis for each investment (in thousands except share amounts):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Andrx:
Shares sold	47,000	117,000
Proceeds from sale	$1,004	$2,376
Gross realized gain	$875	$2,054

Dr. Reddy:
Shares sold	146,228	436,228
Proceeds from sale	$3,729	$9,746
Gross realized gain	$1,621	$3,456

Non-current investments

The Company’s non-current investments include its investment in the common stock of Genelabs Technologies, Inc. (Genelabs), NovaDel Pharma Inc., and Amarin Corporation plc (Amarin), and warrants to purchase shares of common stock of Halsey Drug Co., Inc. (Halsey).  These investments are included in “Investments and other assets” on the Company’s Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002.

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities (in thousands):

	September 30, 2003	December 31, 2002

Equity securities:
Cost basis	$32,535	$49,669
Gross unrealized holding gain	29,553	24,530
Gross unrealized holding loss	(252)	(13,625)
Fair value of securities	$61,836	$60,574

Gross unrealized gains primarily relate to our holdings in shares of Andrx and Dr. Reddy common stock.  The gross unrealized holding loss at September 30, 2003 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in Amarin.  Additionally, the Company recorded $1.6 million asset impairment charge during the quarter on the Halsey warrants (as described in Note K).  As of September 30, 2003, the fair value of the Halsey warrants was $9.2 million. The gross unrealized holding loss at December 31, 2002 is primarily attributable to the Company’s investment in Genelabs.

The Company’s net unrealized holding gain related to its available-for-sale securities, increased $0.4 million and $16.6 million for the three and nine month periods ended September 30, 2003, respectively.  During the three and nine month periods ended September 30, 2002, the Company’s net unrealized holding gain decreased $9.8 million and $50.4 million, respectively.  These changes in the Company’s net unrealized holding gain are included in other comprehensive income.

NOTE D – OPERATING SEGMENTS

Watson has two reportable operating segments: branded and generic pharmaceutical products.  The branded products segment includes the Company’s lines of Women’s Health, Urology/General Products and Nephrology products. Watson has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer.  This segment includes patent-protected products and trademarked generic products that Watson sells and promotes directly to healthcare professionals as branded pharmaceutical products.  The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Company sells its branded and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

The accounting policies of the segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Watson primarily evaluates the performance of its segments based on net revenues and gross profit.  The “other” classification consists primarily of contingent payments received from the settlement of a legal dispute, profit sharing revenues, and revenues from research, development and licensing fees.  The Company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, or accounted for at the segment level.  Net revenues and gross profit information for the Company’s segments consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net revenues:
Branded pharmaceutical products	$184,640	$162,359	$554,302	$479,913
Generic pharmaceutical products	154,208	136,291	458,674	387,383
Other	19,908	9,210	38,582	26,328
Total net revenues	$358,756	$307,860	$1,051,558	$893,624
Gross profit:
Branded pharmaceutical products	$143,907	$124,145	$428,644	$365,373
Generic pharmaceutical products	52,610	30,580	138,024	84,226
Other	19,908	9,210	38,582	26,328
Total gross profit	$216,425	$163,935	$605,250	$475,927

NOTE E – INVENTORIES

Inventories consist of finished goods held for distribution, raw materials and work-in-process. At September 30, 2003, inventories included approximately $45.4 million of inventory, net of reserve, relating to products that are pending approval by the Food and Drug Administration (FDA) or have not been launched due to contractual restrictions.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$127,444	$116,806
Work-in-process	76,439	80,062
Finished goods	195,705	151,905
Total inventories	$399,588	$348,773

NOTE F – NOTE RECEIVABLE

As part of a strategic alliance, in March 2000, the Company entered into a loan agreement with Halsey.  The loan consisted of principal of $17.5 million and bore interest at prime plus 2% with a maturity date of March 31, 2003.  During December 2002, Watson and Halsey amended the terms of this loan agreement.  As amended, the loan now consists of principal of $21.4 million and bears interest at prime plus 4.5% maturing on March 31, 2006.  In consideration for the amendment, Halsey issued to Watson warrants to purchase common stock.  The warrants were valued at fair value of $10.8 million and the related carrying value of the note was reduced by the fair value of the warrants (See Note K).  As of September 30, 2003, the book value of the note, net of reserve, was $10.0 million.  The note is collateralized by a first lien on all of Halsey’s assets and is senior to all other indebtedness incurred by Halsey.

Halsey’s ability to repay the note is dependent upon its ability to obtain funding for its ongoing operations.  If Halsey is unable to obtain adequate funding to support its operations, it may cease to operate as a going concern.  If Halsey were to cease operations, recovery of the net book value of the note would be dependent upon there being sufficient net proceeds generated from the sale of the operating assets of Halsey as Watson holds a first lien on all of Halsey’s assets.  The Company will continue to monitor Halsey’s activities to ascertain the recoverability of the note balance.

NOTE G – ASSETS HELD FOR DISPOSITION

In connection with the acquisition of Schein Pharmaceutical, Inc. (Schein), Watson acquired two injectable pharmaceutical manufacturing facilities, Steris Laboratories, Inc. (Steris), located in Phoenix, Arizona and Marsam Pharmaceuticals, Inc. (Marsam), located in Cherry Hill, New Jersey.  Upon acquisition, Watson intended to dispose of these facilities and, accordingly, these assets were reported as assets held for disposition in the Company’s Condensed Consolidated Balance Sheets.  Watson recorded these assets held for disposition at estimated fair value.  The operating expenses associated with the facilities were recorded separately in the Company’s Condensed Consolidated Statements of Income as loss on assets held for disposition.

At December 31, 2002, the Company had approximately $6 million of property related to Marsam and approximately $22 million of inventories and approximately $1 million of fixed assets related to Steris.

On January 1, 2003 Watson reclassified its assets held for disposition as held and used.  This reclassification was made as a result of the absence of a completed sale transaction or binding offer for either of the facilities, in accordance with SFAS No. 144.  The related assets were reclassified as inventories and property and equipment, as appropriate, in the Company’s Condensed Consolidated Balance Sheets.  For the three and nine months ended September 30, 2002, $8.1 million and $21.8 million of operating expenses related to the Steris facility were reclassified to cost of sales, research and development expenses and selling, general and administrative expenses, as appropriate.

Although the assets were reclassified as held and used, the Company continues its efforts to dispose of the Marsam property and continues to evaluate divestiture or other alternatives related to the Steris facility.

NOTE H – GOODWILL AND OTHER INTANGIBLE ASSETS

Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units.  The Company performs this impairment testing annually during the second quarter or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company’s reporting units have been identified by Watson as branded and generic pharmaceutical products.  The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset.

During the second quarter of 2003, Watson performed its annual test for the impairment of goodwill and determined there was no indication of impairment.  There were no additions to goodwill recorded during the nine months ended September 30, 2003.  At September 30, 2003, goodwill for the Company’s reporting units consisted of the following (in thousands):

Branded pharmaceutical products	$358,798
Generic pharmaceutical products	87,490
Total goodwill	$446,288

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	September 30, 2003	December 31, 2002

Product rights and related intangibles	$1,286,273	$1,107,200
Less accumulated amortization	(272,214)	(218,173)
Total product rights and related intangibles, net	$1,014,059	$889,027

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $71.7 million in 2003, $71.5 million in 2004 and $71.8 million in each of 2005, 2006 and 2007.  The Company’s current product rights and related intangibles have a weighted average useful life of approximately 19 years.

NOTE I – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30, 2003	December 31, 2002

Senior unsecured notes, 7.125%, face amount of $150 million, due 2008	$149,142	$149,023
Term loan facility, due 2005	—	265,928
Convertible contingent debentures, face amount of $575 million due 2023, net of $1,772 unamortized discount	573,228	—
Other notes payable	57	286
Total debt	$722,427	$415,237
Less current portion	—	(83,360)
Total long-term debt	$722,427	$331,877

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

•                  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 30, 2003;

•                  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 30, 2003;

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES.  The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum.  This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance Sheets in other long-term liabilities.  The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES (See Note J).

The Company used a portion of the proceeds from the issuance of the CODES to retire the outstanding balance of the Company’s term loan and revolving credit facility it entered into in July 2000 (2000 Facility).  The total outstanding balance of the 2000 Facility consisted of a $246 million term loan balance and a $60 million revolving credit balance. The Company terminated the 2000 Facility in March 2003 upon repayment of the outstanding balance.  As a result of the early retirement of the 2000 Facility, the Company incurred a charge in the amount of $2.8 million for the unamortized bank fees associated with this debt.  This charge is reported separately in the Condensed Consolidated Statements of Income.

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes. Watson’s assets generally are held by, and its operations generally are conducted through, its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  The terms of the new credit facility require each subsidiary, other than minor subsidiaries, to provide full and unconditional guarantees on a joint and several basis. In order to provide subsidiary guarantees in connection with this credit facility, the Company was also required, by the terms of the Indenture for the 1998 Senior Notes, to grant similar subsidiary guarantees in favor of the 1998 Senior Note holders. The subsidiary guarantees related to both the new credit facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  As of September 30, 2003, the Company had not drawn any funds from the revolving credit facility.

NOTE J – FINANCIAL INSTRUMENTS

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.   See Note I for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at September 30, 2003, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Condensed Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Condensed Consolidated Statements of Income.

At September 30, 2003, the carrying amount of $4.0 million approximates the estimated fair value of the Company’s derivative financial instruments.  Such financial instruments were not in place at September 30, 2002.

During the three and nine month periods ended September 30, 2003, the fair value of the Company’s derivative financial instruments increased $56,000 and $2 million, respectively.  These changes in fair value were recorded as a charge to interest expense during the respective periods.

NOTE K – IMPAIRMENT OF SECURITIES

At September 30, 2003, investments and other assets included an investment in three million shares of the common stock of Genelabs Technologies, Inc. (Genelabs), a publicly traded company, with an adjusted cost basis of $3.9 million.  This investment has been classified as available-for-sale, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.  During the first quarter of 2003, management determined that an other than temporary decline in the fair value of Genelabs’ common stock existed and, as a result, wrote-down the initial cost basis of the investment to its fair value at March 31, 2003 of $3.9 million.  In connection with this write-down, an asset impairment charge of $13.0 million was recorded and recognized in earnings.  This impairment should have been recognized in the first quarter of 2002, as the investment had been in an unrealized loss position for an extended period.  Recognition of the impairment in the first quarter of 2003 was an error.  However, this charge would not have been material to the Company’s 2002 financial statements, and is not expected to be material to the Company’s 2003 earnings or trend of earnings.

At September 30, 2003, investments and other assets included an investment in 400,000 American Depository Receipts of Amarin, classified as an available-for-sale security, with a cost basis of $1.3 million.  During the second quarter of 2003, management determined that an other-than-temporary decline in fair value of its Amarin investment existed.  As a result, the Company wrote down the initial cost basis of the investment to its fair value at June 30, 2003.  In connection with this write-down, an asset impairment charge of $1.2 million was recorded and recognized in earnings.

At September 30, 2003, investment and other assets included an investment in 10,700,665 warrants to purchase shares of common stock of Halsey with a fair value at acquisition of $10.8 million.  During the third quarter of 2003, management determined that an other-than-temporary decline in fair value of its Halsey investment existed.  As a result, the Company wrote down the initial cost basis of the investment to its fair value of $9.2 million at September 30, 2003.  In connection with this write-down, an asset impairment charge of $1.6 million was recorded and recognized in earnings.

NOTE L – SALE OF SUBSIDIARY

During the first quarter of 2003, the Company completed the sale of its subsidiary located in the United Kingdom (UK).  The Company received proceeds from this sale of approximately $16.4 million and recorded a pre-tax gain of approximately $15.7 million.  During 2002, the subsidiary had net revenues, gross profit and net income of $10.8 million, $6.3 million and $3.2 million, respectively.

In connection with the sale, the Company has provided certain warranties and indemnifications to the buyer including an indemnification relating to website content. The buyer must give written notice to the Company within 18 months of the completion of the sale transaction of any claim arising out of these indemnifications.  The Company does not expect any liability arising out of a claim, if any, to have a material adverse impact on its results of operations, financial position or cash flows.  No liability has been recorded in relation to these indemnifications at September 30, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of our operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.  This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Net Revenues by Segment:
Branded pharmaceutical products	$184,640	$162,359	13.7%	$554,302	$479,913	15.5%
% of total product net revenues	54.5%	54.4%		54.7%	55.3%
Generic pharmaceutical products	154,208	136,291	13.1%	458,674	387,383	18.4%
% of total product net revenues	45.5%	45.6%		45.3%	44.7%
Other	19,908	9,210	116.2%	38,582	26,328	46.5%
Total net revenues	$358,756	$307,860	16.5%	$1,051,558	$893,624	17.7%

Total net revenues for the three and nine months ended September 30, 2003 increased compared to the corresponding 2002 periods due to increases in net revenues in both our branded and generic segments as well as other revenues.

Branded Pharmaceutical Products

The increase in net revenues from our branded pharmaceutical products segment for the three and nine month periods was primarily attributable to increases in product sales within our Urology/General Products division.  The acquisition of the Fioricet® and Fiorinal® product lines during the first quarter of 2003, and the launch of our OxytrolTM product during the second quarter of 2003 were the primary factors contributing to the increase.  In addition to the new products within our Urology/General Products division, higher unit sales of our Androderm® testosterone patch, resulting from focused product promotions and prescription growth, also contributed to the overall increase within the division.  Women’s Health also contributed approximately $20 million to the increase in net revenues for the nine month period as a result of new product launches such as our Necon® 7/7/7 and Mononessa™ products.  The increase in net revenues was partially offset by the decrease in Nephrology net revenues for the nine month period.

We expect net revenues from our branded segment to increase during the fourth quarter of 2003 at a slightly higher rate than the increase experienced in the third quarter of 2003, as a result of higher sales of Oxytrol® and the launch of an oral contraceptive product prior to year-end.

Generic Pharmaceutical Products

The increases in net revenues from our generic segment were related to new products launched and products reintroduced during, or subsequent to, the corresponding 2002 periods, as well as price increases on certain products.

We expect net revenues from our generic segment in the fourth quarter of 2003 to increase at a higher rate than the increase experienced in the third quarter of 2003, primarily as a result of anticipated product launches.

Other Revenues

Other revenues consist primarily of payments resulting from a legal settlement, royalty revenues, and revenues recognized as a result of partial completion of research and development activities for third parties.

The increase in other revenues from the prior year periods was primarily attributable to revenue received from Aventis Pharmaceuticals (Aventis) under a 1998 agreement entered into in connection with our acquisition of the Rugby Group, Inc.  Pursuant to the agreement, we are entitled to a portion of the proceeds received by Aventis in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets.

Additionally, revenues from research and development agreements increased slightly over prior year periods.  These revenues (typically milestone payments) are recorded under the “contingency-adjusted performance model,” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreement, have been met and cash has been received.  Thereafter, once contingencies have been removed, revenue is recognized based on the percentage of completion method.

Other revenues for the nine months ended September 30, 2003 include $21.0 million in payments from a 2001 legal settlement.  The payment received in the third quarter of 2003 represents the final payment from this settlement.  We expect other revenues to be approximately $45 million to $50 million for the full year 2003.

Net Revenue Mix

Net revenue mix is an important consideration in evaluating the profitability of our business.  Our branded products generally realize higher gross profit margins than our generic products.  Any significant change in our net revenue mix could substantially impact our gross profit, gross margin and the overall profitability of our business.

For the three and nine month periods ended September 30, 2003, our net revenue mix remained consistent with the corresponding 2002 periods. We expect the net revenue mix for the fourth quarter of 2003 to be consistent with that of the third quarter of 2003.

Gross Profit Margin on Product Net Revenues (Gross Margin)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Change	2003	2002	Change

Gross Margin by Segment:
Branded pharmaceutical products	77.9%	76.5%	1.4%	77.3%	76.1%	1.2%
Generic pharmaceutical products	34.1%	22.4%	11.7%	30.1%	21.7%	8.4%
Gross margin on product net revenues	58.0%	51.8%	6.2%	55.9%	51.8%	4.1%

Overall gross margin on product net revenues for the three and nine months ended September 30, 2003 increased compared to the same periods a year ago.

The increase in gross margin from our branded segment for the three and nine months ended September 30, 2003, was attributable to increased margins in our Urology/General Products division as a result of higher gross margins realized on the products that we introduced during 2003. The increase was partially offset by the decreased margin in Women’s Health due to lower margins realized on Necon® 7/7/7 and Mononessa™ products as a result of a profit sharing arrangement with the manufacturer.

The increase in the gross margin from our generic segment for the three and nine months ended September 30, 2003, was primarily attributable to price increases on certain products.

We expect our gross margins for the fourth quarter to remain consistent with the third quarter of 2003.

Research and Development (R&D) Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

R&D expenses	$26,428	$22,387	18.1%	$74,613	$60,675	23.0%
as % of net revenues	7.4%	7.3%		7.1%	6.8%

Research and development expenses increased from the corresponding prior year periods due to increased spending on clinical studies and expanded generic development programs.  The clinical studies relate to our anti-fungal nail patch, continued studies with Oxytrol® and additional indications for Ferrlecit®.  Expenses also increased due to biostudies and other expenses related to various generic products under different stages of development.

We expect research and development expenses for the remainder of 2003 to continue to increase slightly due to our efforts in both branded and generic product development.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

SG&A expenses	$87,547	$56,149	55.9%	$227,420	$178,046	27.7%
as % of net revenues	24.4%	18.2%		21.6%	19.9%

SG&A expenses increased from the corresponding prior year periods due to higher spending associated with the Oxytrol™ product launch.  The third quarter of 2003 includes marketing expenses associated with our Oxytrol® product launch and additional costs related to expansion of our sales force through our relationship with Ventiv Health Inc., our contract sales organization.

Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Amortization expense	$17,820	$16,176	10.2%	$54,040	$44,012	22.8%

The increase in amortization expense was primarily due to amortization associated with the Fiorinal® and Fioricet® product lines acquired in February 2003.  See Note B in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report. Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of our product rights and other intangible assets, we expect amortization expense for the fourth quarter of 2003 to remain consistent with that of the third quarter of 2003.

Equity in Earnings (Losses) of Joint Ventures

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Equity in earnings (losses) of joint ventures	$(68)	$(1,945)	-96.5%	$137	$(3,759)	-103.6%

The change from the prior year losses is attributable to income from our interest in ANCIRC Pharmaceuticals (ANCIRC), a joint venture with Andrx Corporation.  The income from ANCIRC substantially offset the losses from our interest in Somerset Pharmaceuticals, Inc. (Somerset), a joint venture with Mylan Laboratories, Inc.  During the fourth quarter, we expect our ANCIRC earnings to continue to offset Somerset losses, consistent with that of the third quarter of 2003.

Impairment of Securities

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Impairment of securities	$1,605	$—	n/a	$15,865	$—	n/a

During the third quarter of 2003, we recorded a $1.6 million impairment charge related to our investment in Halsey warrants. During the second quarter of 2003, we recorded a $1.2 million impairment charge related to our investment in Amarin. Additionally, we recorded a $13.0 million impairment charge during the first quarter of 2003, related to our investment in Genelabs.  See Note K in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

At September 30, 2003, we had a total gross unrealized holding loss of $252,000 related to our investment in Amarin, which had a fair value less than its recorded cost for approximately three months.  Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary.  If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.  We employ a systematic methodology that considers all available evidence in evaluating potential impairment of our investments.  In the event that the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment.  We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions.  However, when the carrying value of an investment is greater than the realizable value for an extended period, unless sufficient positive, objective evidence exists to support such an extended period, the decline will be considered other-than-temporary.  Any decline in the market prices of our equity investments that are deemed to be other-than-temporary may require us to incur additional impairment charges.

Gain on Sale of Securities

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Gain on sale of securities	$2,496	$—	n/a	$5,510	$—	n/a

Our gain on sale of securities resulted from the sale of shares of Dr. Reddy and Andrx common stock.  See Note C in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Gain on Sale of Subsidiary

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Gain on sale of subsidiary	$—	$—	n/a	$15,676	$—	n/a

During the first quarter of 2003, we sold our subsidiary located in the United Kingdom.  As a result of the sale, we recorded a pre-tax gain of $15.7 million.   During 2002, the subsidiary had net revenues, gross profit and net income of $10.8 million, $6.3 million and $3.2 million, respectively.  See Note L in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Gain from Legal Settlement

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Gain from legal settlement	$—	$—	n/a	$—	$32,000	-100%

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

During the first quarter of 2003, as a result of the retirement of our previous credit facility, we incurred a $2.8 million charge for the unamortized bank fees associated with the credit facility.  See Note I in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2003	2002	% Change	2003	2002	% Change

Interest expense	$5,980	$5,747	4.1%	$18,901	$16,690	13.2%

Interest expense remained fairly consistent for the three month periods ended September 30, 2003 and 2002 as lower borrowing rates offset higher debt balances in the current year.  The increase in interest expense for the nine month period ended September 30, 2003 was primarily the result of the adjustments made to the fair value of our derivative financial instruments during the second and third quarters of 2003.  The changes in the fair value of $2 million and $56,000 for the three months ended June 30, 2003 and September 30, 2003, respectively, were recorded as interest expense.  See Note J in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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

We generated cash in excess of our working capital requirements for the nine months ended September 30, 2003.  Our cash flows provided by operations were $298 million, an increase of approximately $16 million from the previous year’s period.  This increase was primarily related to the increase in net income and changes from the prior year balances of accounts receivable and accounts payable and accrued expenses.  Additionally, during the third quarter of 2003, we received $17.5 million in upfront and milestone payments from our amended agreement for the development of certain hormonal therapies.  These increases were substantially offset by the changes, year over year, in balances of inventories and income taxes payable.

The increase in inventories is the result of supply chain initiatives to further improve customer service levels and to support recently launched products and products that have yet to be launched due to contractual restrictions.  Of the approximately $400 million of inventories at September 30, 2003, $45.4 million were in support of expected new product launches and marketing initiatives, including bupropion hydrochloride sustained-release tablets. Under a previously announced settlement with GlaxoSmithKline (GSK), we received rights in the U.S. market to distribute 100mg. and 150mg. bupropion hydrochloride sustained-release tablets, which are the generic versions of GSK’s

Wellbutrin® SR and Zyban® products and are manufactured by a GSK subsidiary, once a third party launches a fully substitutable generic equivalent of those products in the U.S. market.  As of September 30, 2003, we had a $5.0 million inventory reserve with respect to the potential expiration of a portion of our bupropion hydrochloride inventory.  In the event we do not launch this product during the fourth quarter of 2003, we expect to establish an additional inventory reserve of approximately $10 million due to the expiration dating of a portion of the product inventory.

In addition to the increase in inventories, other significant uses of cash for the nine months ended September 30, 2003, included the acquisition of product rights ($179.3 million), additions to property and equipment ($104.5 million) and principal payments on our previous credit facility ($325.9 million, of which $306.1 million was paid from the proceeds of the issuance of our convertible contingent debentures as discussed below).  We currently expect to spend between $130 million to $140 million for property and equipment additions in 2003, of which we expect approximately $35 million to be related to the installation and implementation of our new Enterprise Resource Planning system.

In May 1998, we issued $150 million of senior unsecured notes due May 2008 (1998 Senior Notes), with interest payable semi-annually in May and November at an effective rate of 7.2%, pursuant to a shelf registration statement authorizing up to $300 million in debt securities, preferred stock or common stock.  On April 2, 2003, we determined that we did not intend to offer any additional debt securities, preferred stock or common stock under the registration statement, and filed an amendment with the Securities and Exchange Commission deregistering the remaining unsold $150 million aggregate amount of debt securities, preferred stock and common stock covered by the registration statement.  In March 2003, we issued $575 million of convertible contingent senior debentures (CODES) due in 2023.  As of September 30, 2003, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

We used a portion of the proceeds from the issuance of the CODES to repay the $306.1 million balance on our term loan and revolving credit facility we entered into in July 2000 (2000 Facility).  We terminated the 2000 Facility in March 2003 upon our repayment of this balance.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes.  As of September 30, 2003, the total $300 million under the revolving credit facility was available to us. Under the terms of the revolving credit facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the new credit facility, we were required to issue similar guarantees to the 1998 Senior Note holders.

Our cash and current marketable securities totaled $650.7 million at September 30, 2003.  The fair value of our current marketable securities may fluctuate significantly due to volatility of the stock market and changes in general economic conditions.  See Item 3 in this Quarterly Report on Form 10-Q.  We believe that our cash and marketable securities balance and our expected cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments.  In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investment, to refinance existing debt, or for general corporate purposes.  If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements.  We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time these statements are made.  Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

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

• the timing and unpredictability of regulatory authorizations and product launches, which is particularly sensitive in our generic business;

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

• the scope, outcome and effect of investigations, actions or legislation related to our product pricing;

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

Investment Risk

As of September 30, 2003, our total investment in equity securities of other companies was $80.5 million.  Of this amount, we had equity-method investments of $24.0 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $56.5 million ($40.7 million that was included in “Marketable securities” and $15.8 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at September 30, 2003, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $14 million, $23 million and $28 million, respectively.

At September 30, 2003, our investment in Andrx consisted of approximately 1.4 million shares of Andrx common stock with a fair market value of $26.5 million.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.   The market price of Andrx common shares has been, and may continue to be, volatile as reflected in the table below.  On November 4, 2003, before the filing of this Form 10-Q, the closing price of Andrx common stock was $20.36.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2003 and 2002:

	High	Low
2003, by quarter
First	$16.83	$7.68
Second	$24.20	$11.10
Third	$25.90	$16.32

2002, by quarter
First	$71.27	$31.13
Second	$48.20	$25.80
Third	$27.89	$16.61
Fourth	$23.19	$10.75

In addition, our marketable securities include shares of common stock of Dr. Reddy’s Laboratories, Limited (Dr. Reddy).  As of September 30, 2003, Watson owned 603,772 common shares of Dr. Reddy with a market value of approximately $14.2 million.  Dr. Reddy’s shares trade on the Bombay Stock Exchange (BSE) and on the New York Stock Exchange in the form of American depositary shares.  However, the shares of Dr. Reddy common stock that we hold are currently tradable only on the BSE, since our shares are not presently in the form of American depositary shares.  The liquidity of our Dr. Reddy investment may be limited due to the current Dr. Reddy daily trading volume on the BSE, among other factors.  The following table sets forth the Dr. Reddy high and low market price per share information, based on published financial sources, for 2003 and 2002:

	High	Low
2003, by quarter
First	$21.00	$18.03
Second	$23.53	$17.58
Third	$27.90	$21.85

2002, by quarter
First	$23.76	$18.91
Second	$24.00	$18.40
Third	$21.64	$16.00
Fourth	$19.47	$14.26

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary.  During 2003, we made such a determination with respect to our investments in Genelabs, Amarin and Halsey resulting in impairment charges of $13.0 million, $1.2 million, and $1.6 million, respectively (see Note K in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

At September 30, 2003, our investment in warrants to purchase approximately 10.7 million shares of Halsey common stock (See Note C) had a fair market value of $9.2 million.  The market price of Halsey common shares has been, and may continue to be, volatile.  During the third quarter of 2003, the market price fluctuated between a low of $0.77 and a high of $1.65.  On November 4, 2003, the closing price of Halsey common stock was $0.68.  Due to the volatility of this investment, subsequent impairment charges may be required if they are determined to be other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio.  Our cash is invested in A-rated money market mutual funds and short-term securities. Consequently, our interest rate and principal risk are minimal.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our fixed-rate senior unsecured notes approximated their carrying values September 30, 2003.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Report. Based on the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II.  OTHER INFORMATION AND SIGNATURES

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

Phen-fen Litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of October 15, 2003, approximately 389 actions were pending against the Company and other Company entities in a number of state and federal courts.  The Company believes that it will be fully indemnified by The Rugby Group’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

Cipro Litigation.  On September 4, 2003, the court hearing the action pending in California Superior Court (Cipro Cases I & II, JCCP Proceeding Nos. 4154 and 4220) granted plaintiffs’ motion for class certification.  On September 19, 2003, the court hearing the action pending in Wisconsin Circuit Court (Barbara A. Meyers, et. al, v. Bayer AG, et. al., Case No. 00-CV-9347) granted the defendants’ motion to dismiss.  Plaintiffs have appealed.  On October 27, 2003, the court hearing the action pending in New York Supreme Court (Anne Cunningham, et. al. v. Bayer AG, et. al., Case No. 603820-00) granted the defendants’ motion to dismiss.  Other courts in which motions to dismiss are pending still have not ruled.  On October 3, 2003, the Rugby Group, Inc. responded to the complaint in the consolidated action pending in the United States District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383).  Discovery is ongoing.  Aventis is currently controlling the defense of these matters as the indemnifying party under its agreements with the Company.

Government Reimbursement Investigations and Proceedings.  With regard to the consolidated actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices of certain products pending in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456), the court has scheduled a hearing for November 21, 2003 to consider the motions to dismiss the Amended Master Consolidated Complaint filed by the Company and other defendants.  On October 1, 2003, an action was filed in the United States District Court for the District of Massachusetts by the Commonwealth of Massachusetts.  (The Commonwealth of Massachusetts v. Mylan Laboratories, Inc., et al., Civil Action No. 03-cv-11865 (PBS)).  This action names as defendants numerous pharmaceutical companies that are alleged to have sold generic pharmaceutical products, including the Company and its subsidiary, Schein Pharmaceutical, Inc. (now known as Watson Pharma, Inc.)  The complaint alleges, among other things, that the defendants inflated the reported prices for specified drug products, resulting in false and inflated claims being paid by Massachusetts under its Medicaid program.  The Company has not yet responded to this complaint.  With respect to other reimbursement inquiries, the Company has produced records in response to the request for records and information from the House of Representatives Committee on Energy and Commerce in connection with that Committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid, and is reviewing additional documents to complete its response to the request.  In August 2003, the Company received a subpoena from the Attorney General for the State of California for production of additional records in connection with that State’s pending investigation into pharmaceutical pricing matters.  The Company has not yet responded to the subpoena.

FDA Matters.  On September 12, 2003, Steris Laboratories, Inc., which the Company acquired in connection with our acquisition of Schein Pharmaceutical, Inc. in August, 2000, completed its final independent expert inspection required pursuant to the terms of the October 1998 Consent Decree.  The inspection found the Steris facility to be in a satisfactory state of Good Manufacturing Practices control.  The Company is continuing to evaluate divestiture or other alternatives related to the Steris facility.

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

(b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

On August 5, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 12, that it had issued a news release announcing its financial results for the quarter ended June 30, 2003.

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
R. Todd Joyce
Vice President – Corporate Controller and Treasurer
(Principal Accounting Officer)

Dated: November 5, 2003

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2003

Exhibit No.	Description

*10.1	Third Amendment to the Watson Pharmaceuticals, Inc. 2001 Incentive Award Plan effective as of August 4, 2003.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Compensation Plan or Agreement