Form 10-K
period 2003-12-31
WATSON PHARMACEUTICALS INC
filed 2004-03-12
CIK 884629

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 0-20045

Watson Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

311 Bonnie Circle, Corona, CA 92880-2882

(Address of principal executive offices, including ZIP code)

95-3872914

(I.R.S. Employer Identification No.)

Registrant’s telephone number, including area code: (909) 493-5300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Common Stock, $0.0033 Par Value

Name of each exchange on which registered

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
Yes ☒  No ☐

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2003:

$4,339,556,396 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant’s Common Stock outstanding on March 5, 2004: 108,699,047

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2004 Annual Meeting of Stockholders, to be held on May 17, 2004. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2003.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003

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

Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals.  In February 1993, we completed our initial public offering.  Through internal product development and acquisitions of products and businesses, we have grown into a diversified specialty pharmaceutical company.  As of December 31, 2003, we marketed more than 35 branded pharmaceutical products and more than 120 generic pharmaceutical products.

Our principal executive offices are located at 311 Bonnie Circle, Corona, California, 92880.  Our internet website address is www.watsonpharm.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, from 1998 to present, are available free of charge on our internet website.  These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission (SEC).  Our website also includes a section concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters, Code of Conduct and other information.

Business Developments

During 2003, we continued to acquire products and businesses and invest in internal product development and other strategic alliances to grow our existing product pipeline and strengthen our resources and capabilities.

In February 2003, we acquired the U.S. rights to the Fioricet® and Fiorinal® product lines from Novartis Pharmaceuticals Corporation (Novartis).  These products are indicated for the treatment of tension headaches.

In February 2003, we received final U.S. Food and Drug Administration (FDA) approval of our New Drug Application (NDA) for Oxytrol® (oxybutynin transdermal system), the first and only transdermal therapy to treat overactive bladder with symptoms of urge urinary incontinence, urgency and frequency.  There were numerous milestones related to Oxytrol®, during 2003, including:

•      March 2003—Filed European Marketing Authorization Application seeking European marketing approval for Oxytrol®.

•      March 2003—Entered into a service agreement with Ventiv Health providing full-time sales representatives and managers to compliment Watson’s existing sales force.

•      May 2003—Acceptance for review of New Drug Submission for Oxytrol® by Health Canada, Therapeutic Products Directorate.

•      September 2003—Entered into a marketing and supply agreement with UCB Pharma, whereby UCB Pharma will market Watson’s oxybutynin transdermal product in Europe.

•      November 2003—Received positive opinion from the European Agency for the Evaluation of Medicinal Products (EMEA) Committee for Proprietary Medicinal Products (CPMP).  The CPMP opinion serves as the basis for a European Commission approval, which is under review.

In March 2003, we issued $575 million of convertible contingent senior debentures (CODES).  The CODES, which are convertible into shares of Watson common stock upon the occurrence of certain events, are due in March 2023.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes.

During 2003, we expanded our strategic alliance with Cipla Ltd. (Cipla), the second largest pharmaceutical company in India.  The original agreement to develop, manufacture and commercialize generic pharmaceutical products was entered into in December 2002.  Under the terms of the expanded agreement, the companies will work together to develop additional products.  The products included in our agreement with Cipla represent a substantial portion of the generic products we currently have in development.  Watson will be responsible for pursuing regulatory approvals and will have exclusive U.S. marketing rights for all developed products.  Cipla will be the primary manufacturer of the products.

In October 2003, we acquired Amarin Development AB (ADAB), a wholly-owned drug development subsidiary of Amarin Corporation plc (Amarin).  The acquisition included a number of patented, oral, controlled-release drug delivery technologies developed and under development by ADAB, together with the products it has developed using these technologies, including glipizide extended release tablets, for which Watson received FDA approval of the 10 mg and 5mg strength in September 2003.

In February 2004, the FDA issued an approvable letter relating to EmSam™, a selegilene transdermal patch for the treatment of depression being developed by Somerset Pharmaceuticals (Somerset), a joint venture between Watson and Mylan Laboratories, Inc.  The FDA’s letter indicates that Somerset has submitted sufficient data to support the efficacy of EmSam™ (20mg, 30mg & 40mg) in the acute and maintenance treatment of major depressive disorder.  Somerset has initiated discussions with the FDA to review and clarify its comments.  These comments include a requirement that Somerset conduct Phase IV post-marketing pharmacokinetic and safety studies, as well as additional pharmacology/toxicology studies.  In addition, Somerset will initiate discussions with the FDA regarding proposed labeling, including FDA’s request to include labeling addressing tyramine dietary restrictions while taking EmSam™.  Somerset is exploring opportunities to outlicense the EmSam™ product to a marketing partner.

In February 2004, we commenced a cash tender offer and consent solicitation for all of our $150 million principal amount of 7 1/8% Senior Notes due 2008.  As a result of this tender offer, we repurchased approximately $102 million of our 1998 Senior Notes for a total consideration of $115 million, or a 13% premium over the face amount of each note.

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

Branded Pharmaceutical Products

Newly developed pharmaceutical products are normally patented and, as a result, generally are offered by a single provider when first introduced to the market.  We currently market a number of patented products to physicians, hospitals, and other markets that we serve.  We also market certain trademarked off-patent products directly to healthcare professionals.  We classify these patented and off-patent trademarked products as our branded pharmaceutical products.  Net revenues from our branded products accounted for approximately 53% of our total product net revenues in 2003.

Our branded pharmaceutical business currently develops, manufactures, markets, sells and distributes products primarily through the following sales and marketing groups:

•      Women’s Health

•      General Products

•      Urology

•      Nephrology

We market our branded products through these sales and marketing groups, represented by 768 sales professionals. Each of our specialized sales and marketing groups focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and each group offers products to satisfy certain needs of these physicians.  There are several branded products such as Oxytrol®, which are applicable to multiple physician audiences and each of the sales groups promotes those products to their physician audiences.  We believe this focused sales and marketing approach enables us to foster close professional relationships with physicians and cover the primary care physicians who also prescribe in selected therapeutic areas.  We generally sell our branded products under the “Watson Pharma” and the “Oclassen® Dermatologics” labels.

Our sales and marketing groups have targeted selected therapeutic areas predominately because of their potential growth opportunities and the size of the physician audience.  Our expanded primary care sales force (consisting of both Watson and Ventiv employees) supports the specialty therapeutic areas by promoting products from each of these areas to primary care physicians and other specialties, who fall outside of the established therapeutic areas.  We believe that the nature of these markets and the identifiable base of physician prescribers provide us with the opportunity to achieve significant market penetration through our specialized sales forces.  Many of our branded products realize higher profit margins than our generic products.  We intend to continue to expand our branded product portfolio through internal product development, strategic alliances and acquisitions.

Our portfolio of branded pharmaceutical products includes the following products, which represented 89% of total branded product net revenues in 2003:

WATSON BRANDED PRODUCT	ACTIVE INGREDIENT	THERAPEUTIC CLASSIFICATION
Actigall®	Ursodiol	Dissolution of gallstones
Androderm®	Testosterone (transdermal patch)	Male hormone replacement
Condylox®	Podofilox	Genital warts
Ferrlecit®	Sodium ferric gluconate in sucrose injection	Hematinic
Fioricet®	Butalbital, caffeine and acetaminophen	Barbiturate and analgesic
Fiorinal®	Butalbital, caffeine and aspirin	Barbiturate and analgesic
INFeD®	Iron dextran	Hematinic
Levora®	Levonorgestrel and ethinyl estradiol	Oral contraceptive
Low-OgestrelTM	Norgestrel and ethinyl estradiol	Oral contraceptive
Microgestin®	Norethindrone acetate and ethinyl estradiol	Oral contraceptive
Microzide®	Hydrochlorothiazide	Anti-hypertensive
MonoNessa®	Norgestimate ethinyl estradiol	Oral contraceptive
Necon®	Norethindrone and ethinyl estradiol	Oral contraceptive
Necon 7/7/7®	Norethindrone and ethinyl estradiol	Oral contraceptive
Nor-QD®	Norethindrone	Oral contraceptive
Norco 10s®	Hydrocodone bitartrate & acetaminophen	Analgesic
Oxytrol®	Oxybutnin (transdermal patch)	Overactive bladder
TriNessaTM	Norgestimate and ethinyl estradiol	Oral contraceptive
Tri-Norinyl®	Norethindrone and ethinyl estradiol	Oral contraceptive
Trivora®	Levonorgestrel and ethinyl estradiol	Oral contraceptive
Zovia®	Ethynodiol diacetate and ethinyl estradiol	Oral contraceptive

WOMEN’S HEALTH

Our Women’s Health product lines include oral contraceptives, a genital warts treatment, a hormone replacement therapy and a visual cervical screening device.  Currently, we have a total of 17 oral contraceptives in our product portfolio.  We market our Women’s Health products primarily to obstetricians and gynecologists.

GENERAL PRODUCTS AND UROLOGY

Our General Products and Urology product lines include urology, anti-hypertensive, neurology, psychiatry, pain management and dermatology products.  Currently, we have a total of 20 products being marketed through this marketing group.  We market these products to urologists and primary care physicians, as well as endocrinologists.

NEPHROLOGY

Our Nephrology product line consists of products for the treatment of iron deficiency anemia.  We generally market our Nephrology products to nephrologists and dialysis centers.  Our primary product in the Nephrology group is Ferrlecit®, which is indicated for patients undergoing hemodialysis in conjunction with erythropoietin therapy.  Ferrlecit® accounted for 9%, 11%, and 12% of our consolidated net revenues in 2003, 2002 and 2001, respectively.  Ferrlecit® (sodium ferric gluconate complex in sucrose injection), introduced in 1999, was granted a five-year exclusivity period by the FDA as a new chemical entity.  This exclusivity period ended in February 2004.  We have submitted a pediatric study to the Ferrlecit® NDA which could extend this exclusivity period for an additional six months.

Generic Pharmaceutical Products

When patents or other regulatory exclusivity no longer protect a branded product, opportunities exist to introduce off-patent or generic counterparts to the branded product.  These generic products are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the branded product.  As such, generic pharmaceuticals provide an effective and cost-efficient alternative to branded products.

Watson is a leader in the development, manufacture and sale of generic pharmaceutical products.  We currently market more than 120 generic pharmaceutical products.  With respect to generic products, our strategy is to continue to target generic drugs that are difficult to formulate or manufacture or that will complement or broaden our existing product lines.  Since the prices and unit volumes of our branded products will likely decrease upon the introduction of generic alternatives, we also intend to develop generic alternatives to our branded products where market conditions and the competitive environment justify such activities.  Net revenues from our generic products accounted for approximately 47% of our product net revenues in 2003.

Our portfolio of generic pharmaceutical products includes the following products, which represented 62% of total generic product net revenues in 2003:

WATSON GENERIC PRODUCT	COMPARABLE BRAND NAME	BRAND HOLDER	THERAPEUTIC CLASSIFICATION
Butalbital, aspirin, caffeine and codeine (BACC)	Fiorinal® w/codeine	Watson Pharmaceuticals	Analgesic
Carisoprodol	Soma®	Medpointe	Muscle relaxant
Cyclobenzaprine	Flexeril®	Merck & Co., Inc.	Muscle relaxant
Folic acid	Folvite®	Wyeth	Hematinics, Others
Glipizide ER	Glucotrol XL®	Pfizer Laboratories	Anti-diabetic
Hydrocodone bitartrate/ acetaminophen	Lorcet®	Forest Pharmaceuticals	Analgesic
Hydrocodone bitartrate/ acetaminophen	Vicodin®	Abbott Laboratories	Analgesic
Hydroxychloroquine	Plaquenil®	Sanofi-Synthelabo	Anti-malarial
Hydroxyzine	Atarax®	Pfizer Laboratories	Anti-anxiety
Lisinopril	Zestril®	AstraZeneca	Anti-hypertensive
Lorazepam	Ativan®	Wyeth	Tranquilizer
Meprobamate	Miltown®, Equanil®	Medpointe, Wyeth	Anti-anxiety
Metformin	Glucophage®	Bristol-Myers Squibb	Anti-diabetic
Minocycline	Minocin®	Wyeth	Anti-infective systemic
Nicotine polacrilex gum	Nicorette®	GlaxoSmithKline	Aid to smoking cessation
Nicotine transdermal system	Habitrol®	Novartis	Aid to smoking cessation
Nifedipine ER	Adalat CC®	Bayer AG	Anti-hypertensive
Oxycodone/acetaminophen	Percocet®	Endo Pharmaceuticals	Analgesic
Promethazine	Phenergan®	Wyeth	Antihistamine
Propafenone hydrochloride	Rythmol®	Abbott Laboratories	Anti-arrhythmic

We predominantly market our generic products to various drug wholesalers and national retail drugstore chains utilizing 21 sales and marketing professionals.  We sell our generic products primarily under the “Watson Laboratories” label, with the exception of our over-the-counter products which we sell under our “Rugby” label or under private label.

Increasingly aggressive tactics employed by brand pharmaceutical companies to delay generic competition have increased the risks and uncertainties regarding the timing of approval of generic products.  Expansion of our generic product line in recent years has been attributable to alliances, internal product development and acquisitions.

Financial Information About Segments

Watson primarily evaluates the performance of its branded and generic segments based on net revenues and gross profit.  Summarized net revenues and gross profit information for each of the last three fiscal years is presented in Note 15 in the accompanying Notes to Consolidated Financial Statements.

Research and Development

We devote significant resources to the research and development of branded and generic products and proprietary drug delivery technologies.  We incurred research and development expenses of $102.1 million in 2003, $82.2 million in 2002, and $64.1 million in 2001.  Our research and development strategy focuses on the following product development areas:

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

As of December 31, 2003, we maintained research and development facilities in Corona, California; Danbury, Connecticut; Copiague, New York; Malmo, Sweden; Salt Lake City, Utah; and Changzhou City, People's Republic of China.

We are presently developing a number of branded products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs, including joint ventures.

Our current branded product development efforts include:

Ferrlecit® Expanded Indications.  Our efforts for expanded indications for our second generation IV iron product, Ferrlecit®, include a pediatric indication, use of Ferrlecit® in combination with erythropoietin therapy in patients undergoing chemotherapy treatment, use of Ferrlecit® in peritoneal dialysis patients, and use in patients with chronic kidney disease who are not yet on dialysis.

•      The pediatric hemodialysis study is completed and we have submitted the final report to the FDA.  As the study was conducted at the request of the FDA, we expect a pediatric extension will be granted to our current exclusivity date and will extend our NDA exclusivity to August 2004.

•      The in life portion of our Phase II feasibility trial evaluating the effects of Ferrlecit® in the treatment of anemia with cancer patients on erythropoietin therapy is completed and an interim analysis demonstrated greater increases in hemogloblin for patients on Ferrlecit® relative to oral iron or no oral iron control groups.  The analysis of the complete study is currently underway and we expect to publish the results of the study in 2004.

•      An End of Phase II meeting was held with the FDA in December 2003 and the design of the Phase III program for an oncology indication was reviewed.  Based upon that meeting, we plan to initiate the Phase III program in 2004.

•      Finally, we have initiated two Phase IV studies related to patients with chronic kidney disease who are not yet on dialysis.

EmSam™.  Our joint venture, Somerset, is developing EmSam™, a selegeline patch for depression.  In August 2003, the FDA accepted Somerset’s resubmission of its NDA for EmSam™.  In February 2004, the FDA issued an approvable letter for EmSam™.  The FDA’s letter indicates that Somerset has submitted sufficient data to support the efficacy of EmSam™ (20mg, 30mg & 40mg) in the acute and maintenance treatment of major depressive disorder.  Somerset has initiated discussions with the FDA to review and clarify its comments.  These comments include a requirement that Somerset conduct Phase IV post-marketing pharmacokinetic and safety studies as well as additional pharmacology/toxicology studies.  In addition, Somerset will initiate discussions with the FDA regarding proposed labeling, including FDA’s request to include labeling addressing tyramine dietary restrictions while taking EmSam™. Somerset is exploring opportunities to outlicense the EmSam™ product to a marketing partner.

Prestara™.  In August 2002, the FDA issued an approvable letter to Genelabs Technologies, Inc. (Genelabs), for its NDA for Prestara™ (formerly Aslera™ or GL701).  Based upon the results of an additional bone mineral density trial, the FDA agreed to a prevention of osteoporosis indication for women with systemic lupus erythematosus (SLE or lupus) pending a final confirmatory trial.  In a prior Genelabs study, a positive effect on bone mineral density was observed in women with mild to moderate SLE on low-dose glucocorticoids.  Final approval is contingent upon the successful completion of the additional clinical trial confirming this positive effect and submission of data for the qualification of a manufacturing site.  The study is fully enrolled and, according to Genelabs, results from this trial are expected to be available in the fourth quarter of 2004.  Watson holds exclusive North American marketing rights to Prestara™.

Female-T Patch.  We are collaborating with Procter & Gamble on the development of a testosterone patch for the treatment of sexual dysfunction in women.  Under the terms of the development agreement, Procter & Gamble is responsible for clinical, regulatory and marketing activities and Watson is responsible for formulation, development and initial patch manufacturing.  The product is currently in Phase III clinical trials, being conducted by Proctor & Gamble.

Other Products in Development.  We are currently working on the development of a contraception patch, a controlled release pain product, and second generation Oxytrol® and Fioricet® line extensions, in addition to other products within our Women’s Health, Urology and General Products divisions.

Discontinued R&D Projects.  In December 2003, we received preliminary results from our two Phase III clinical trials related to our proprietary topical patch for the treatment of onychomycosis (fungal infection of the toe and fingernails).  Initial analysis demonstrated a statistically significant difference in the primary end point (complete cure defined as the growth of a healthy new nail plus negative mycology plus negative potassium hydroxide) relative to placebo in one trial.  The second trial failed to demonstrate a statistically significant difference versus placebo.  After careful review and analysis of all study findings, we have decided to discontinue the development of this product.

During 2003, we continued to expand our investment in branded and generic research and development through internal programs, collaborative arrangements, including the expansion of our Cipla agreement, and the acquisition of ADAB.  Our goal is to increase the number of ANDAs and NDAs we submit to the FDA in the future.  However, product development is inherently risky and uncertain.  See “Risks Related to Our Business—If we are unable to successfully develop or commercialize new products, our operating results could suffer.”

Growth Strategy

We intend to grow our business through a combination of internal research and development, alliances and acquisitions.  We believe that our three-pronged growth strategy will allow us to expand both our branded and generic product offerings.  Based upon business conditions, our financial strength and other factors, we regularly reexamine our growth strategies and may change them at anytime.  See “Risks Related to Our Business.”

Customers

We sell our branded and generic pharmaceutical products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions.  These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S.  This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains.  As a result, a small number of large, wholesale distributors controls a significant share of the market, and the number of independent drug stores and small drug store chains has decreased.  We expect that consolidation of drug wholesalers and retailers will impact pricing and create other competitive pressures on drug manufacturers.

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years.  The following table illustrates those customers and the respective percentage of our net revenues for which they account:

Customer	2003	2002	2001
AmeriSourceBergen Corp *	17%	21%	14%
McKesson HBOC	15%	16%	15%
Cardinal Health, Inc.	12%	11%	11%
Walgreen Co.	11%	11%	n/a

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

Competition

The pharmaceutical industry is highly competitive.  We compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems.  Such competitors include the major brand name and generic manufacturers of pharmaceutical products, especially those doing business in the U.S.  In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and service and access to proprietary and technical information.  It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

Competing in the branded product business requires us to identify and quickly bring to market new products embodying technological innovations.  Successful marketing of branded products depends primarily on the ability to communicate the effectiveness, safety and value to healthcare professionals in private practice, group practices and managed care organizations.  We anticipate that our branded product offerings will support our existing areas of therapeutic focus.  Based upon business conditions and other factors, we regularly reexamine our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

Our competitors in branded products include the major brand name manufacturers of pharmaceuticals such as Johnson & Johnson, Wyeth and Pfizer.  Based on total assets, annual revenues and market capitalization, we are considerably smaller than these and other national competitors in the branded product area.  These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do.  If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

We actively compete in the generic pharmaceutical business.  Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors.  As patents and regulatory exclusivity for brand name products expire, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration.  As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases, dramatically.  Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product is normally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches.  Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit.  In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market.  Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their branded products.  Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Barr Laboratories, Inc., Mylan Laboratories, Inc., Andrx Corporation, IVAX Corporation and Sandoz Pharmaceuticals, a division of Novartis.  See “Risks Related to Our Business—The pharmaceutical industry is highly competitive.”

Manufacturing, Suppliers and Materials

We manufacture many of our own finished products at our plants in Corona, California; Miami, Florida; Carmel, New York; Copiague, New York; Salt Lake City, Utah; Phoenix, Arizona; and Humacao, Puerto Rico.  Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time.  Our Corona, California and Phoenix, Arizona facilities are each currently subject to a consent decree of permanent injunction. In July 2003, FDA inspected our Humacao, Puerto Rico facility and issued a Form 483 at the conclusion of the inspection. See “Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities.” See also “Item 3. Legal Proceedings.”

For certain of our products, we contract with third parties for the manufacture of the products, some of which are currently available only from sole or limited suppliers.  These third-party manufactured products include products that have historically accounted for a significant portion of our revenues, such as Ferrlecit®, and a number of our oral contraceptive products.  Third-party manufactured products accounted for approximately 41%, 47% and 48% of our product net revenues in 2003, 2002 and 2001, respectively, and 48%, 41%, and 62% of our gross profit in 2003, 2002, and 2001, respectively.

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

In addition, we obtain a significant portion of our raw materials from foreign suppliers.  Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, various import duties, foreign currency risk and other government clearances.  Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products.  In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents.  See “Risks Related to Our Business—If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.”

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

Pharmaceutical companies with branded products are increasingly suing companies that produce off-patent forms of their brand name products for alleged patent and/or copyright infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market.  For instance, when we file an ANDA seeking approval of a generic equivalent to a branded drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the Hatch-Waxman Act) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the branded drug has expired, in which case, the ANDA will not be approved by the FDA until no earlier than the expiration of such patent(s).  On the other hand, we could certify that any patent listed as covering the branded drug is invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the branded drug.  In that case, we are required to notify the branded product holder or the patent holder that such patent is invalid or is not infringed.  The patent holder has 45 days from receipt of the notice in which to sue for patent infringement.  The FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless the lawsuit is resolved in our favor in less time or a shorter period is deemed appropriate by a court.  In addition, increasingly aggressive tactics employed by brand companies to delay generic competition have increased the risks and uncertainties regarding the timing of approval of generic products.

Because a balanced and fair legislative and regulatory arena is critical to the pharmaceutical industry, we will continue to devote management time and financial resources on government activities.  We currently maintain an office and staff a full-time government affairs function in Washington, D.C. that maintains responsibility for keeping abreast of state and federal legislative activities.

Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming.  See “Risks Related to Our Business—Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.”

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

FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed.  The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted.  We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products.  Consequently, there is always the risk the

FDA or other applicable agency will not approve our new products, or the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.  See “Risks Related to Our Business—If we are unable to develop or commercialize new products, our operating results will suffer” and “—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities.”

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

Human clinical trials are typically conducted in sequential phases:

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

•      Phase IV.  After a drug has been approved by the FDA, phase IV studies are conducted to explore additional patient populations, compare the drug to a competitor, or to further study the risks, benefits and optimal use of a drug.  These studies may be a requirement as a condition of the initial approval.

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

Our Corona, California facility and our Steris facility located in Phoenix, Arizona are each currently subject to a consent decree of permanent injunction. In July 2003, FDA inspected our Humacao, Puerto Rico facility and issued a Form 483 at the conclusion of the inspection. See “Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities.” See also “Item 3. Legal Proceedings.”

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, ANDAs or other product applications enforcement actions, injunctions and criminal prosecution.  Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.  Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us.  See “Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development and manufacturing capabilities.”

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

There has been enhanced political attention, governmental scrutiny and litigation at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs.  See “Risks Related to Our Business—Investigations into average wholesale prices may adversely affect our business.” See also “Item 3. Legal Proceedings.”

In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as Health Maintenance Organizations (HMOs) and Managed Care Organizations (MCOs), authorization to receive reimbursement at varying levels for the cost of certain products and related treatments.  Third party payers increasingly challenge pricing of pharmaceutical products.  The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand.  Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations, financial condition and cash flows.  Due to the uncertainty surrounding reimbursement of newly approved pharmaceutical products, reimbursement may not be available for some of our products.  Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce the demand for, or negatively effect the price of, those products.

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

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs.  This new requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with branded pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies.  The impact of this new requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.

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

Employees

As of December 31, 2003, we had 3,983 employees.  Of our employees, approximately 431 are engaged in research and development, 1,503 in manufacturing, 854 in quality assurance and quality control, 736 in sales and marketing, and 459 in administration.  We believe our relations with our employees are good.

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

Our owned properties consist of facilities used for research and development (R&D), manufacturing, warehouse, storage, distribution and administrative functions.  The following table provides a summary of locations of our owned properties:

LOCATION	PRIMARY USE	SEGMENT
Carmel, New York	Manufacturing	Generic
Changzhou City, Peoples Republic of China	Manufacturing, R&D	Generic
Coleraine, Northern Ireland	Manufacturing	Generic
Copiague, New York	Manufacturing, R&D	Generic
Corona, California	Manufacturing, R&D	Generic/Branded
Humacao, Puerto Rico	Manufacturing	Generic
Miami, Florida	Manufacturing	Generic
Salt Lake City, Utah	Manufacturing, R&D	Branded
Phoenix, Arizona	Manufacturing	Generic/Branded

In addition to the properties discussed above, we own one property at our facility in Cherry Hill, New Jersey, formerly operated by Marsam Pharmaceuticals, Inc. (Marsam).  During 2001, operations at our Cherry Hill facility were terminated.  During 2002, we sold two buildings in Cherry Hill and are continuing to attempt to sell the remaining property at that location.  This asset has been reclassified from asset held for disposition to asset held and used as of January 1, 2003.

Properties that we lease are primarily located throughout the U.S. and include distribution centers, research and development, manufacturing, warehouse, sales and marketing, and administrative facilities.  The following table provides a summary of locations of our significant leased properties:

LOCATION	PRIMARY USE	SEGMENT
Brewster, New York	Distribution	Generic/Branded
Corona, California	Administration	Generic/Branded
Glenview, Illinois	Distribution	Generic/Branded
Morristown, New Jersey	Sales and Marketing, Administration	Generic/Branded
Malmo, Sweden	R&D	Generic/Branded

Our leased properties are subject to various lease terms and expirations.  Included in our leased properties is a lease with His-Hsiung Hsu Hwa Chao (Chao Family) Trust I, a related-party trust, for a manufacturing facility in Corona, California.  This lease will expire in 2004. It is our intent to renew this lease prior to expiration.

We believe that we have sufficient facilities to conduct our operations during 2004.  However, we continue to evaluate the purchase or lease of additional properties, as our business requires.

ITEM 3.  LEGAL PROCEEDINGS

Phen-fen litigation.  Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (Rugby) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride.  The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death.  As of March 5, 2004, approximately 611 cases were pending against Watson and its affiliates in numerous state and federal courts.  Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions.  The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with us.  Additionally, Watson may have recourse against the manufacturing defendants in these cases.

Cipro® Litigation.  Beginning in July 2000, a number of suits have been filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws.  Several plaintiffs have filed amended complaints and motions seeking class certification.  As of March 5, 2004, approximately 42 cases had been filed against Watson, Rugby and other Watson entities.  Twenty-two of these actions have been consolidated in the U.S.  District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust

Litigation, MDL Docket No. 001383).  In May 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants.  Portions of that decision are expected to be appealed.  Other actions are pending in various state courts.  The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®.  The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities.  The courts hearing the cases in Wisconsin and New York have dismissed the actions.  Plaintiffs have appealed the dismissals.  The court hearing the case in California has set the trial for November 8, 2004.  In addition, Watson understands that various state and federal agencies are investigating the allegations made in these actions.  Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.  Discovery is ongoing.

Buspirone Litigation.  In April 2002, various class and individual plaintiffs, as well as several states, filed complaints or amended complaints against Bristol-Myers Squibb Company (BMS), Watson, and Watson’s subsidiaries Watson Pharma, Inc. (formerly known as Schein Pharmaceutical, Inc.) and Danbury Pharmacal, Inc. (collectively “Schein”).  Most of these actions were consolidated in the buspirone antitrust litigation in the United States District Court for the Southern District of New York.  (In re: Buspirone Antitrust Litigation, MDL Docket No. 1410).  The complaints allege that in 1994 Schein entered into an unlawful agreement with BMS in an attempt to block competition in the buspirone market.  The complaints alleged that BMS paid Schein in exchange for Schein’s agreement not to pursue its attempts to invalidate BMS’ U.S. Patent No. 4,182,763, claiming buspirone, and not to launch a generic version of BMS’ branded product BuSpar®.  The FTC also conducted an investigation into allegations made in these actions.  BMS agreed to defend and indemnify Watson and its affiliates (including Schein) in connection with these claims and investigations.  All of the buspirone lawsuits were settled and dismissed during 2003.  Watson and its subsidiaries obtained a full release of all claims.

Governmental Reimbursement Investigations and Proceedings.  In November 1999, Schein was informed by the U.S. Department of Justice that Schein, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida.  Watson has also learned that an action alleging parallel state law claims may have been filed in California Superior Court; however, Watson does not know if it or any of its affiliates have been named as a party.  Schein has not been served in either qui tam action.  A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option.  Pursuant to applicable federal law, the qui tam actions are under seal and, at this time, no details are available concerning, among other things, the various theories of liability against Schein or the amount of damages sought from Schein.  The Company believes that the qui tam actions relate to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid.  The qui tam actions may seek to recover damages from Schein based on its price reporting practices.  Schein has also received and responded to notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.  On June 26, 2003, Watson received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid.  Watson has produced documents in response to the request.  Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

Beginning in July 2002, Watson and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices of certain products, and that the defendants committed other improper acts in order to increase prices and market shares.  The majority of these actions have been consolidated in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456).  The consolidated amended complaint alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs.  The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs.  On February 24, 2004, the court in the consolidated action granted in part and denied in part the defendants’ motion to dismiss the amended complaint, and authorized the parties to proceed with discovery.  In a related case, on October 1, 2003, an action was filed in the United States District Court for the District of Massachusetts by the Commonwealth of Massachusetts.  (The Commonwealth of Massachusetts v.  Mylan Laboratories, Inc., et al., Civil Action No. 03-cv-11865 (PBS)).  This action names as defendants numerous pharmaceutical companies that are alleged to have sold generic pharmaceutical products, including Watson and Schein.  The complaint alleges, among other things, that the defendants’ improper or inaccurate pricing, marketing and rebate calculation practices for specified drug products resulted in false and inflated claims being paid by Massachusetts under its Medicaid program.  That complaint is the subject of a pending motion to dismiss.  These actions, if successful, could adversely affect Watson and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.  In May 2002, Watson reached an agreement with the U.S. Food and Drug Administration (FDA) on the terms of a consent decree with respect to its Corona, California manufacturing facility.  The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP).  The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company’s Corona facility.  The consent decree applies only to the Corona facility and not other manufacturing sites.  The decree requires Watson to ensure that its Corona, California facility complies with the FDA’s current Good Manufacturing Practices (cGMP) regulations.  Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year.  In February 2003, and February 2004, respectively, the first and second annual inspections were completed and the independent expert submitted its report of the inspection to the FDA.  In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations.  However, the FDA is not required to accept or agree with the independent expert’s opinion.  If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies.  These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

As a result of FDA actions dating back to 1998, Steris Laboratories, Inc., Watson’s subsidiary acquired in connection with the Schein acquisition, entered into a consent decree with the FDA in October 1998.  Steris operates an injectible manufacturing and distribution facility in Phoenix, Arizona.  Under the terms of the consent decree, Steris was required, among other things, to demonstrate through independent certifications that Steris’ processes, quality assurance and quality control programs, and management controls comply with cGMP regulations.  The consent decree also provided for independent certification of Steris’ management controls, quality assurance and quality control programs and employee cGMP training.  Steris submitted to the FDA a corrective action plan provided for under the consent decree and is implementing the Steris corrective action plan.  In 1999, Steris resumed certain manufacturing and distribution operations under the expedited certification procedures provided in the consent decree.  Under the consent decree, newly manufactured products at the Steris facility were required to undergo certification by independent experts and review by the FDA prior to commercial distribution.  In August 2000, the FDA authorized Steris to monitor its commercial distribution of INFeD® without certification by independent third-party consultants.  In March 2002, the FDA completed an inspection of the Steris facility and found it to be in compliance with

cGMP regulations.  In November 2002, the FDA authorized Steris to manufacture and distribute commercial products without batch-by-batch review by an independent third-party consultant or the FDA.  In September 2003, Steris completed the final independent expert inspection required pursuant to the terms of the consent decree.  The inspection found the facility to be in a satisfactory state of good manufacturing practices control.  However, the FDA is not required to accept or agree with the independent expert’s opinion.  If, in the future, the FDA determines that Steris has failed to comply with the consent decree or FDA regulations, including cGMPs, the consent decree allows the FDA to order Steris to take a variety of actions to remedy the deficiencies.  These actions could include ceasing manufacturing and related operations at the Steris facility, and recalling affected products.  Watson is continuing to evaluate divestiture or other alternatives related to the Steris facility.

Securities Litigation.  Beginning in November 2003, several securities class action lawsuits were commenced in the United States District Court for the Central District of California against Watson and certain of its present and former officers and directors.  (City of St. Claire Shores Fire and Police Retirement System v. Watson Pharmaceuticals, Inc., et al. Case No. CV03-8236; Virginia H. Laddey, TR Laddey Living Trust U/A 10/2/85 v. Watson Pharmaceuticals, Inc., et al., Case No. SACV03-1731; Nicholas A. Melaragno v. Watson Pharmaceuticals, Inc., et al., Case No. CV03-9291; and Paul Watford v. Watson Pharmaceuticals, Inc., et al, Case No. CV03-8946).  Additionally, two shareholder derivative actions have been filed in California Superior Court for the County of Riverside. (Philip Orlando v. Allen Chao, et al., Case No. 403717; and Charles Zimmerman v. Allen Chao, et al, Case No. 403715).  These federal and state cases all relate to the drop in the price of the Company’s common stock in November 2001, and allege generally that the Company failed to timely advise investors about matters such as falling inventory valuations, increased competition and manufacturing difficulties, and therefore, that the Company’s published financial statements and public announcements during 2000 and 2001 were false and misleading. On February 9, 2004, the federal court issued an order consolidating all of the federal actions. In the shareholder derivative actions pending in state court, the parties have agreed that the lead plaintiff will have until April 9, 2004 to file an amended complaint, and that the defendants will have until May 24, 2004 to respond to the amended complaint.  The Company believes that these actions are without merit, and that it has substantial meritorious defenses, and intends to defend the matters vigorously.  However, these actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Department of Health and Human Services Subpoena.  In December 2003, the Company’s subsidiary, Watson Pharma, Inc., received a subpoena from the Office of the Inspector General (OIG) of the Department of Health and Human Services.  The subpoena requested documents relating to physician meetings conducted during 2002 and 2003 related to Watson Pharma’s Ferrlecit® intravenous iron product. Watson Pharma is cooperating with the OIG to provide the requested documents.  However, the Company cannot predict what additional actions, if any, may be taken by the OIG, Department of Health and Human Services, or other governmental entities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Below are our executive officers as of March 12, 2004.

NAME	AGE	PRINCIPAL POSITION WITH REGISTRANT
Allen Chao, Ph.D.	58	Chairman and Chief Executive Officer
Joseph C. Papa	48	President and Chief Operating Officer
Charles P. Slacik	50	Executive Vice President, Chief Financial Officer
Ian McInnes, Ph.D.	51	Executive Vice President, Supply Chain
David A. Buchen	39	Senior Vice President, General Counsel, and Secretary
Maria Chow Yee	49	Senior Vice President, New Product Introduction and Operations
Charles D. Ebert, Ph.D.	50	Senior Vice President, Research and Development
David C. Hsia, Ph.D.	59	Senior Vice President, Scientific Affairs
Susan Skara	53	Senior Vice President, Human Resources

Allen Chao, Ph.D.

Allen Chao, Ph.D., age 58, a co-founder of Watson, has been our Chief Executive Officer since 1985 and Chairman since May 1996.  Dr. Chao served as our President from February 1998 to October 2002.  Dr. Chao serves on the Board of Directors of Somerset Pharmaceuticals, Inc., a research and development pharmaceutical company, which is fifty percent owned by Watson.  He also serves on the Board of Directors of Accuray, Inc., a developer of medical devices for the treatment of cancers.  Dr. Chao received a Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1973.

Joseph C. Papa

Joseph C. Papa, age 48, has been our President since October 2002 and our Chief Operating Officer since November 2001.  Prior to joining Watson, Mr. Papa was President and Chief Operating Officer of DuPont Pharmaceuticals Company from February 2001 to November 2001, responsible for U.S., International and European Operations, as well as for manufacturing and the quality assurance and regulatory compliance organizations.  Prior to joining DuPont Pharmaceuticals Company, he was President, North America Global Country Operations for Pharmacia Corporation from May 2000 to February 2001.  From 1997 to 2000, Mr. Papa was President, U.S. Operations for Searle Pharmaceuticals Company.  Mr. Papa received a M.B.A. from Northwestern University in 1983 and a B.S. in Pharmacy from the University of Connecticut in 1978.

Charles P. Slacik, CPA

Charles Slacik, age 50, has served as Executive Vice President and Chief Financial Officer since May 2003.  Prior to joining Watson, Mr. Slacik was Senior Vice President and Chief Financial Officer for C.R. Bard, Inc., a medical device company, from 1999 to 2003 and held numerous positions at Wyeth (formerly American Home Products Corporation) from 1981 to 1999.  Mr. Slacik received his B.S. in Accounting and Finance from the University of Connecticut.

Ian McInnes, Ph.D.

Ian McInnes, Ph.D., age 51, has served as Executive Vice President, Supply Chain since June 2003.  Prior to joining Watson, Dr. McInnes was Senior Vice President, Global Supply and Corporate Officer, Head of Global Supply for Pharmacia Corporation from 1996 to 2003.  Additionally he held positions for various Glaxo Wellcome affiliates.  Dr. McInnes received his B.S and Ph.D. in Manufacturing Technology and Manufacturing Management from the University of Strathclyde, Scotland.

David A. Buchen

David A. Buchen, age 39, has served as Senior Vice President, General Counsel and Secretary since November 2002.  From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel.  From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel.  From November 1998 to February 2000, he served as Senior Corporate Counsel and Corporate Counsel.  He also served as Assistant Secretary from February 1999 to November 2002.  Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP.  Mr. Buchen received a B.A. in Philosophy from the University of California, Berkley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Maria Chow Yee

Maria Chow Yee, age 49, has been a Vice President of Watson Laboratories, Inc., a subsidiary of Watson, since 1992 and served as our Senior Vice President, Manufacturing Operations from March 2001 until January 2004. Since January 2004, Ms. Chow Yee has served as our Senior Vice President, New Product Introduction and Operations.  Ms. Chow received a B.S. in Business Administration from California State University, Long Beach in 1979.

Charles D. Ebert, Ph.D.

Charles D. Ebert, Ph.D., age 50, has served as our Senior Vice President, Research and Development since May 2000.  He served as our Senior Vice President, Proprietary Research and Development from June 1999 to May 2000.  Before joining Watson, Dr. Ebert served TheraTech, Inc. as its Senior Vice President, Research and Development since 1992, and as its Vice President, Research and Development from 1987 to 1992.  Dr. Ebert receiveda B.S. in Biology from the University of Utah in 1977 and a Ph.D. in Pharmaceutics from the University of Utah in 1981.

David C. Hsia, Ph.D.

David C. Hsia, Ph.D., age 59, has served as our Senior Vice President, Scientific Affairs since May 1995 and has been a Vice President of Watson since 1985.  Dr. Hsia is also co-founder of Watson.  He has been involved in the development of pharmaceutical formulations for oral contraceptives, sustained-release products and novel dosage forms for over 20 years.  Dr. Hsia received a Ph.D. in industrial and physical pharmacy from Purdue University in 1975.

Susan Skara

Susan Skara, age 53, has served as our Senior Vice President, Human Resources since November 2002.  Ms. Skara joined Watson in March 1999 as Vice President, Human Resources, a position she held until November 2002.  Prior to joining Watson, Ms. Skara worked for Apria Healthcare and last held the position of Senior Vice President of Human Resources from November 1996 to June 1998.  Ms. Skara received a B.A. in French from California State University, Fullerton.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “WPI.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Year ended December 31, 2003:
First	$31.75	$26.90
Second	$43.57	$27.70
Third	$45.18	$37.20
Fourth	$50.12	$37.84

Year ended December 31, 2002:
First	$33.25	$25.65
Second	$27.43	$23.00
Third	$26.00	$17.95
Fourth	$30.80	$22.17

As of March 5, 2004, we estimate that there were approximately 3,602 holders of our common stock, including those who held in street or nominee name.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

PART II

ITEM 6.  SELECTED FINANCIAL DATA

WATSON PHARMACEUTICALS, INC.

FINANCIAL HIGHLIGHTS(1)

At December 31, (In thousands, except per share amounts)	2003	2002	2001	2000	1999
Operating Highlights:
Net revenues	$1,457,722	$1,223,198	$1,160,676	$811,524	$704,890
Gross profit(2)	$833,071	$651,316	$648,467	$439,743	$470,550
Operating income(2),(3)	$338,913	$269,364	$101,319	$8,232	$241,075
Net income(3)	$202,864	$175,796	$116,361	$157,495	$182,661
Basic earnings per share	$1.89	$1.65	$1.10	$1.55	$1.85
Diluted earnings per share	$1.86	$1.64	$1.07	$1.52	$1.82
Weighted average shares outstanding, basic	107,488	106,675	106,130	101,430	98,500
Weighted average shares outstanding, diluted	108,927	107,367	108,340	103,575	100,520

Balance Sheet Highlights:
Current assets(2)	$1,323,489	$913,451	$878,399	$705,413	$459,918
Working capital(2)	$984,804	$537,986	$633,274	$411,926	$309,137
Total assets	$3,282,600	$2,663,464	$2,528,334	$2,592,945	$1,465,581
Total debt	$722,535	$415,237	$483,805	$536,154	$151,194
Deferred tax liabilities	$143,626	$151,890	$186,145	$255,968	$87,060
Total stockholders’ equity	$2,057,346	$1,798,284	$1,672,050	$1,547,969	$1,058,908

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

(2)   As of January 1, 2003, we reclassified our Steris Laboratories, Inc. and Marsam Pharmaceuticals, Inc. facilities from assets held for disposition to assets held and used.  The Company reclassified gross profit, operating income, assets and working capital for the 2000, 2001 and 2002 periods to conform to current period presentation, which has no effect on net income, total assets or retained earnings.

(3)   For discussion on comparability of operating income and net income, please refer to financial line item discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

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

We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements.  We believe the risks and uncertainties discussed under the Section entitled “Risks Related to Our Business,” and other risks and uncertainties detailed herein and from time to time in our Securities and Exchange Commission filings, may affect our actual results.

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

During 2003, we increased our planned expenditures for the development and marketing of our branded business.  During 2004 and thereafter, we may further increase the amounts we expend for our branded pharmaceutical business.  We cannot be sure these business expenditures will result in the successful discovery, development or launch of branded products that will prove to be commercially successful or will improve the long-term profitability of our business.

Our gross profit may fluctuate from period to period depending upon our product sales mix, our product pricing, and our costs to manufacture or purchase products.

Our future results of operations, financial condition and cash flows depend to a significant extent upon our branded and generic product sales mix.  Our sales of branded products tend to create higher gross margins than do our sales of generic products.  As a result, our sales mix (the proportion of total sales between branded products and generic products) will significantly impact our gross profit from period to period.  During 2003, sales of our branded products and generic products accounted for approximately 53% and 47%, respectively, of our net product sales.  During that same period, branded products and generic products contributed approximately 73% and 27%, respectively, to our gross profits.  Factors that may cause our sales mix to vary include:

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

Loss of revenues from Ferrlecit®, a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows.

In 2004 we will lose regulatory exclusivity on our Ferrlecit® product, which will allow generic applicants to submit ANDAs for Ferrlecit®.  In 2003, Ferrlecit® accounted for approximately 9% of our net revenues and 14% of our gross profit.  In February 2004, we submitted a Citizen’s Petition to FDA requesting that FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied.  We cannot predict whether FDA will grant or deny our Citizen’s Petition or when it may take such action.  We believe Ferrlecit® is a difficult product to manufacture and that it will be difficult for a generic competitor to demonstrate to FDA that its product is the same as Ferrlecit®.  However, if a generic version of Ferrlecit® is approved by FDA and enters the market, our net revenues could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our success with the branded products that we develop will depend, in part, on our ability to obtain patent protection for these products.  We currently have a number of U.S. and foreign patents issued and pending.  We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future.  If our current and future patent applications are not approved or, if approved, if such patents are not upheld in a court of law, it may reduce our ability to competitively exploit our patented products.  Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially exploit these products may be diminished.

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

If we are unable to adequately protect our technology, trade secrets or propriety know-how, or enforce our patents, our results of operations, financial condition and cash flows could suffer.

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

As a part of our business strategy, we plan to consider and, as appropriate, make acquisitions of technologies, products and businesses, which may result in us experiencing difficulties in integrating the technologies, products and businesses that we acquire and/or experiencing significant charges to earnings that may adversely affect our stock price and financial condition.

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

Many government and third-party payors, including Medicare, Medicaid, HMOs and MCOs, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price, or AWP.  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP’s have led to excessive payments for prescription drugs.  For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP of certain products, and other improper acts in order to increase prices and market shares.  We have also received notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The cost of insurance, including workers compensation, product liability and general liability insurance, have risen significantly in the past year and are expected to continue to increase in 2004.  In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs.  These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

Implementation of an enterprise resource planning system could cause business interruptions and negatively affect our profitability and cash flows.

We are in the process of implementing an enterprise resource planning (ERP) system to improve customer service, enhance operating efficiencies, and provide more effective management of business operations.  This implementation will enable Watson to better meet both the changing standards of industry technology and the needs of its customer base.  During 2003 and 2002, we spent $39.7 million and $17.4 million, respectively, on the implementation of our ERP system, including both capital and operating expenses. During 2004, we expect to spend approximately $28 million on our ERP implementation.  However, implementation of ERP systems and software carry risks such as cost overruns, project delays and business interruptions and delays.  If we experience a material business interruption as a result of our ERP implementation, it could adversely affect us, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Issuance of debt or equity securities could materially change our operating results and financial condition.

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

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired product rights and goodwill.  As of December 31, 2003, the carrying value of our product rights and other intangible assets was approximately $1 billion and the carrying value of our goodwill was approximately $500 million.

Our product rights are stated at cost, less accumulated amortization.  We determine original fair value and amortization periods for product rights based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products.  Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues and contractual terms.  Significant changes to any of these factors would require us to perform an impairment test on the affected asset and, if evidence of impairment exists, we would be required to take an impairment charge with respect to the asset.  Such a charge would adversely affect our results of operations and financial condition.

Goodwill is tested for impairment annually and when events occur or circumstances change that could potentially reduce the fair value of the reporting unit.  Impairment testing compares the fair value of the reporting unit to its carrying amount.  An impairment, if any, would be recorded in operating income and could have a significant adverse affect on our results of operations and financial condition.

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

Our principal manufacturing facility in Corona, California (which manufactured products representing approximately 21% of our total net revenues for 2003) and our Steris facility located in Phoenix, Arizona are each currently subject to a consent decree of permanent injunction.  We cannot assure you that the FDA will determine that we have adequately corrected deficiencies at our manufacturing sites (including those referenced above), that subsequent FDA inspections will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson or its subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries.  The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution.  Any such sanctions, if imposed, could materially harm our operating results and financial condition.  Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.  Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Certain of our vendors are subject to similar regulation and periodic inspections.

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

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of branded drugs.  This new requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with branded pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this new requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could adversely affect our business.

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

We also compete in the generic pharmaceutical business.  Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors.  As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration.  As competing off-patent manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically.  Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product is normally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches.  Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins.

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

For the year ended December 31, 2003, our four largest customers accounted for 17%, 15%, 12% and 11% respectively, of our net revenues.  The loss of any of these customers could materially adversely affect our business, results of operations and financial condition and our cash flows.  In addition, none of our customers are party to any long-term supply agreements with us which would enable them to change suppliers freely should they wish to do so.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Cautionary Note Regarding Forward-Looking Statements” just preceeding this Item in this Form 10-K.  In addition, the following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

GENERAL

We are primarily engaged in the development, manufacture, marketing, sale and distribution of branded and off-patent (generic) pharmaceutical products.  Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals.  Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company.  The Company also develops advanced drug delivery systems designed to enhance the therapeutic benefits of existing drug forms.  Watson operates manufacturing, distribution, research and development and administrative facilities primarily in the U.S.

CRITICAL ACCOUNTING POLICIES

Watson’s consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the U.S.  We have taken into consideration all professional accounting standards that are effective for the year ended December 31, 2003 in preparing our consolidated financial statements.  Our significant accounting policies are described in Note 2 in the accompanying Notes to Consolidated Financial Statements.  Included within these policies are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain.  Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates.  Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.  Our critical accounting policies are described in detail below.

Revenue and Provision for Sales Returns and Allowances

When we sell our products, we reduce the amount of revenue we recognize from such sale by an estimate of future product returns and sales allowances.  Sales allowances include cash discounts, rebates, chargebacks, and other similar expected future payments relating to product sold in the current period.  Factors that are considered in our estimates of future product returns and sales allowances include historical payment experience in relationship to revenues, estimated customer inventory levels, and current contract prices and terms with both direct and indirect customers.  If actual future payments for product returns and sales allowances exceed the estimates we made at the time of sale, our financial position, results of operations and cash flows would be negatively impacted.

Our provision for chargebacks is our most significant and complex estimated sales allowance.  A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  Our chargeback estimates take into consideration the current average chargeback rates by product and estimated wholesaler inventory levels.  We continually monitor our assumptions giving consideration to current pricing trends and estimated wholesaler inventory levels and make adjustments to these estimates when we believe that the actual chargeback amounts payable in the future will differ from our original estimates.

Inventory Valuation

Inventories consist of finished goods held for distribution, raw materials and work in process.  Additionally, at December 31, 2003, we had approximately $41.7 million in inventory relating to products that are pending approval by the FDA or have not yet been launched due to contractual restrictions.  Our inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Investments

All of our marketable securities are classified as available-for-sale and are reported at fair value, based on quoted market prices.  The adjustment to fair value is included on the balance sheet in a separate component of stockholders’ equity as unrealized gains and losses and reported as other comprehensive income.  No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary.  If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Product Rights

Our product rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives ranging from eight to twenty years.  We determine amortization periods for product rights based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products.  Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms.  Significant changes to any of these factors may result in a reduction in the product right’s useful life and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decline.

Product rights are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable.  The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product(s).  In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product(s) and the carrying value is considered not recoverable, an impairment exists.  An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method.  The computed impairment loss is recognized in net income in the period that the impairment occurs.

Goodwill and Indefinite-Lived Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment annually.  Additionally, we may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount.  See Note 8 in the accompanying Notes to Consolidated Financial Statements.  An impairment, if any, would be recorded in operating income and could significantly adversely affect net income and earnings per share.

RESULTS OF OPERATIONS

We had a year of solid performance with continual growth over the last three years.  We launched over 25 products as well as improved unit sales and market growth for many of our existing products resulting in a 15% increase in net income.  We continued to build our infrastructure and foundation for future growth by increasing our investment in research and development, resulting in 14 new ANDA submissions and significant progress in our branded clinical trials.  We have strengthened our sales and marketing presence with the addition of experienced sales representatives.  We believe that the investment in research and development and key strategic alliances make us well positioned to expand our product pipeline in niche therapeutic areas and gain additional market share.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO 2002

Net Revenues

			CHANGE
Years Ended December 31, ($ in thousands):	2003	2002	$	%
Net Revenues by Segment:
Branded pharmaceutical products	$749,195	$649,495	$99,700	15.4%
% of product net revenues	53%	55%
Generic pharmaceutical products	659,277	537,450	121,827	22.7%
% of product net revenues	47%	45%
Other	49,250	36,253	12,997	35.9%
Total net revenues	$1,457,722	$1,223,198	$234,524	19.2%

Net revenues increased in all segments, with our Generics division contributing over 50% of the growth.  Other net revenues increased primarily due to revenue received from Aventis Pharmaceuticals (Aventis) under a 1998 agreement entered into in connection with our acquisition of the Rugby Group, Inc.  Pursuant to the agreement, we are entitled to a portion of the proceeds received by Aventis in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets. Other net revenues also includes $21 million of contingent payments received from Aventis in 2003 relating to a litigation settlement. The final contingent payment relating to this settlement was received in September 2003. Other revenues will decline in 2004 since no future contingent payments will be received relating to this settlement.

BRANDED PHARMACEUTICAL PRODUCTS

The increase in net revenues from our branded pharmaceutical products was primarily attributable to revenue growth within our General Products division.  The predominant factors contributing to the increase were higher unit sales of our Androderm® testosterone patch, resulting from focused product promotions and prescription growth, the acquisition of the Fioricet® and Fiorinal® product lines from Novartis during the first quarter of 2003 and the launch of our Oxytrol® product during the second quarter of 2003.

Women’s Health also contributed to the increase in net revenues as a result of new product launches such as our TriNessa™, Mononessa™, and Necon® 7/7/7 products, offset by lower sales volume of existing oral contraceptive products due to additional market competition.  Net revenues from our Nephrology division declined slightly.

We expect our branded pharmaceutical products net revenues to increase by 8% during 2004 as a result of higher Oxytrol® sales, and an increase in Women’s Health sales due to full year sales of TriNessa™, which we launched in December 2003, and the expected launch of a new oral contraceptive product.

GENERIC PHARMACEUTICAL PRODUCTS

The increase in net revenues from our generic segment was predominantly as a result of 15 new product launches, such as oxycodone acetaminophen and glipizide extended-release, product reintroductions and certain price increases on key products with limited competition during 2003.  Our nicotine gum product also contributed to the increase as a result of increased market share and the introduction of a new packaging size.

We expect to increase net sales by 30% on our generic pharmaceutical products in 2004 through over 12 new product launches, including Bupropion SR 100mg strength that was launched in January 2004, and the expected launch of the 150mg strength, a full year of sales for the products launched in fourth quarter of 2003 (oxycodone acetaminophen and glipizide extended-release) and new products from our own internal development efforts and strategic alliances.

NET REVENUE MIX

Net revenue mix is an important consideration in evaluating the profitability of our business.  Our branded products generally realize higher gross profit margins than our generic products.  Any significant change in our net revenue mix could substantially impact our gross profit, gross margin and the overall profitability of our business.  During 2004, we expect slightly higher sales of our generic products compared to our branded division.

Gross Profit Margin on Product Net Revenues (Gross Margin)

Years Ended December 31, ($ in thousands):	2003	2002
Gross Margin by Segment:
Branded pharmaceutical products	76.4%	76.0%
Generic pharmaceutical products	32.0%	22.6%
Gross margin on product net revenues	55.7%	51.8%

The overall increase in gross margin on product net revenues is due to increases in our generic pharmaceutical products from our price increases for certain products with a competitive advantage, the launch of higher margin products, including oxycodone acetaminophen and glipizide extended-release and higher margins on existing products, such as nicotine gum.  The gross margin from our branded products remained consistent.  Higher gross margins resulting from the launch of Oxytrol® and product sales of Fiorinal® and Fioricet® were offset by a decline in Women’s Health due to an incremental increase in sales of in-licensed products, which have lower gross margins than internally developed Women's Health products.

We expect the gross margin on our generic pharmaceutical products in 2004 to slightly increase with the timely launch of 12 new generic products, including Bupropion SR 150mg tablets, and our ability to sustain price increases on key products.  We expect the gross margin on our branded pharmaceutical products to decline slightly due to lower margins from certain Women’s Health products due to product mix increase of in-licensed products, including TriNessa™.  Overall gross margins are expected to decline slightly in 2004 as the expected margin declines in our branded pharmaceutical products and lower other revenue will outweigh the increase in our generic pharmaceutical products.

Research and Development (R&D) Expenses

			CHANGE
Years Ended December 31, ($ in thousands):	2003	2002	$	%
R&D expenses	$102,083	$82,178	$19,905	24.2%
as % of net revenues	7.0%	6.7%

Research and development expenses increased from the prior year due to increased spending on clinical studies and expanded generic development programs.  The clinical studies predominantly relate to our anti-fungal nail patch, which we discontinued in 2004, a transdermal contraceptive patch, continued studies with Oxytrol® and additional indications for Ferrlecit®.  Expenses also increased due to biostudies and other expenses related to various generic products under different stages of development.  As previously mentioned, during 2003 we expanded our relationship with Cipla.  This expansion results in increased spending on development of new off-patent products.

Research and development is expected to increase over 30% in 2004, as the result of increased clinical expenses associated with our generic and branded product pipelines.

Selling, General and Administrative (SG&A) Expenses

			CHANGE
Years Ended December 31, ($ in thousands):	2003	2002	$	%
SG&A expenses	$320,201	$238,458	$81,743	34.3%
as % of net revenues	22.0%	19.5%

Selling, general and administrative expenses increased from the prior year primarily due to higher spending associated with our Oxytrol® product launch in April 2003 and additional costs related to expansion of our sales force through our relationship with Ventiv Health Inc., our contract sales organization.  We also experienced increases related to the ongoing implementation of our new ERP system.

Selling, general and administrative expenses are expected to increase slightly in 2004 due to continued Oxytrol® sales and marketing expenses and ERP costs, however, we expect a decline as a percentage of net sales.

Amortization Expense

			CHANGE
Years Ended December 31, ($ in thousands):	2003	2002	$	%
Amortization	$71,874	$61,316	$10,558	17.2%

The increase in amortization expenses is primarily due to amortization associated with the Fiorinal® and Fioricet® product lines acquired in February 2003.  We expect amortization expense for 2004 to increase slightly over 2003 amounts due to the reduction in the useful life of certain product rights and an acceleration of related amortization expense.

Loss from Joint Ventures

			CHANGE
Years Ended December 31, ($ in thousands):	2003	2002	$	%
Loss from joint ventures	$(1,274)	$(3,750)	$2,476	(66.0)%

The change from the prior year losses is attributable to income from our interest in ANCIRC Pharmaceuticals (ANCIRC), a joint venture with Andrx Corporation.  The income from ANCIRC partially offset the losses from our interest in Somerset Pharmaceuticals, Inc. (Somerset), a joint venture with Mylan Laboratories, Inc.  See Note 6 in the accompanying Notes to Consolidated Financial Statements.  In February 2004, the FDA issued an approvable letter to Somerset for its NDA for EmSam™, a selegeline patch for the treatment of depression.  Somerset will initiate discussions with the FDA regarding labeling issues as well as a requirement in the approvable letter to conduct additional post-marketing studies. Somerset is exploring opportunities to outlicense the EmSam™ product to a marketing partner. This factor and the uncertainty surrounding the launch date of EmSam™ make it difficult to estimate future earnings or losses from joint ventures. We expect to continue to experience losses from joint ventures at least through the second quarter of 2004.

Loss on Asset Impairment

			CHANGE
Years Ended December 31, ($ in thousands):	2003	2002	$	%
Loss on asset impairment	$35,905	$—	$35,905	n/a

During 2003, we recorded a $1.2 million ($0.8 million net of tax) impairment charge related to our investment in Amarin and a $13.0 million ($8.3 million net of tax) impairment charge related to our investment in Genelabs due to their carrying values exceeding fair value for an extended period of time (see Note 10 in the accompanying Notes to Consolidated Financial Statements).  The impairment charges represent the required adjustment to write the cost basis of the investment down to fair value.  Fair value for these securities is measured using readily available market values.  The circumstances resulting in the impairment of these securities has no impact on other investments held.

During 2003, we recorded an impairment charge of $8.0 million ($5.1 million net of tax) related to our investment in a Halsey Drug Company (Halsey) warrant to purchase common stock.  The impairment charge represented the required adjustment to write down the cost basis of the investment to its fair value of $2.8 million.

In addition, we recorded a $9.6 million ($6.1 million net of tax) write down related to our Halsey note receivable (see Note 7 in the accompanying Notes to Consolidated Financial Statements).  Halsey’s financial position also deteriorated substantially during 2003.  The note receivable was evaluated for recoverability of the note, for which we are senior to all other debt, on a liquidation basis.  At December 31, 2003, the carrying value of the note receivable was $1 million.

During 2003, we also recorded a $4.1 million ($2.6 million net of tax) impairment charge related to our investment in Trylon Corporation (Trylon), a privately held company.  We record our non-traded investments at cost and evaluate the fair value of those investments by periodically reviewing their financial position and results of operations as well as obtaining information from the management of those companies, when available, which could give us insight into their future financial position and results of operations.  During 2003, Trylon’s financial position deteriorated substantially.  At December 31, 2003, we assessed the fair value of our investment in Trylon to be $1.3 million based upon review of their net assets in relationship to our ownership percentage and potential recoverability of our investment.

At December 31, 2003, we had gross unrealized holding losses, related to our investment in Amarin, of $716,000 (or 54% of the carrying value of the asset), which had a fair value less than its recorded cost for approximately five months.  On two separate occasions in both January 2004 and February 2004, Amarin shares were traded above its carrying value in daily trading.  We continue to evaluate Amarin for impairment and may incur additional impairment charges.

Gain (loss) on Investments

			CHANGE
Years Ended December 31, ($ in thousands):	2003	2002	$	%
Gain (loss) on investments	$25,876	$(2,335)	$28,211	(1208.2)%

The 2003 gain on investments resulted from our sale of 689,600 shares of Andrx Corporation—Andrx Group (Andrx) common stock and 1,040,000 shares of Dr. Reddy Laboratories, Limited (Dr. Reddy) common stock.  We received proceeds from the sales $15.7 million and $27.1 million for Andrx and Dr. Reddy, respectively.  We no longer hold any shares of common stock of Dr. Reddy. At December 31, 2003, we held approximately 847,000 shares of Andrx common stock at a fair value of $20.4 million with a gross unrealized holding gain of $18.1 million

Gain on Sale of Subsidiary

			CHANGE
Years Ended December 31, ($ in thousands):	2003	2002	$	%
Gain on sale of subsidiary	$15,676	$—	$15,676	n/a

During the first quarter of 2003, we sold our subsidiary located in the United Kingdom for a gain of $15.7 million.  During 2002, the subsidiary had net revenues, gross profit and net income of $10.8 million, $6.3 million and $3.2 million, respectively.  See Note 12 in the accompanying Notes to Consolidated Financial Statements.

Gain from Legal Settlement

			CHANGE
($ in thousands):	2003	2002	$	%
Gain from legal settlement	$—	$32,000	$(32,000)	(100.0)%

During the second quarter of 2002, we recorded a $32 million gain as a result of the settlement reached with Bristol-Myers Squibb resolving all outstanding disputes between the companies related to buspirone.

Loss on Early Extinguishment of Debt

			CHANGE
Years Ended December 31, ($ in thousands):	2003	2002	$	%
Loss on early extinguishment of debt	$2,807	$—	$2,807	n/a

During the first quarter of 2003, we incurred a $2.8 million charge for the unamortized bank fees associated with retirement of our credit facility.  See Note 9 in the accompanying Notes to Consolidated Financial Statements.

Interest Expense

			CHANGE
Years Ended December 31, ($ in thousands):	2003	2002	$	%
Interest expense	$25,808	$22,081	$3,727	16.9%

Interest expense increased primarily as a result of the adjustments made to the fair value of our derivative financial instruments during 2003.  The contingent interest payment feature in our CODES is an embedded derivative and has been bifurcated and recorded separately in other long-term liabilities.  The change in the fair value of the derivative of $3.2 million was recorded as interest expense.  During 2004, we expect a decrease in interest expense as a result of the repurchase of a portion of our 7 1/8% Senior Notes as discussed under the heading “Liquidity and Capital Resources” in Item 7 of this Form 10-K.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO 2001

Net Revenues

			CHANGE
Years Ended December 31, ($ in thousands):	2002	2001	$	%
Net Revenues by Segment:
Branded pharmaceutical products	$649,495	$551,558	$97,937	17.8%
% of product net revenues	55%	48%
Generic pharmaceutical products	537,450	597,398	(59,948)	(10.0)%
% of product net revenues	45%	52%
Other	36,253	11,720	24,533	209.3%
Total net revenues	$1,223,198	$1,160,676	$62,522	5.4%

The increase in total net revenues was primarily related to the increase in our branded segment, partially offset by a decline in our generic segment.  Other net revenues increased as the result of the receipt of certain contingent payments relating to the settlement of a legal dispute and the timing of revenues received from research and development and licensing fees.

BRANDED PHARMACEUTICAL PRODUCTS

The increase in net revenues from our branded pharmaceutical products was primarily attributable to revenue growth within our Women’s Health and General Products groups.  Contributing to the rise in our Women’s Health groups’s net revenues was our launch of Microgestin®, an oral contraceptive product, late in 2001.  In addition, net revenues from various other oral contraceptive products within the division increased as a result of increases in price and unit sales.

The increase in net revenues from our General Products group was primarily attributable to net revenues from Actigall®.  We acquired the U.S. product rights to Actigall®, which aids in the dissolution of certain types of gallstones, from Novartis in January 2002.

The overall increase in net revenues from our branded segment was partially offset by a decrease in sales within our Nephrology group.  The decrease was primarily attributable to unit sales declines and increased competition.

GENERIC PHARMACEUTICAL PRODUCTS

The decrease in net revenues from our generic segment was primarily due to lower pricing and reduced sales for buspirone as a result of the loss of marketing exclusivity in February 2002 and the entry of additional generic competitors.  We launched buspirone, the generic equivalent to Bristol-Myers Squibb’s BuSpar®, in April 2001.  Net revenues from new product launches after the first quarter of 2002 and an increase in net revenues from nicotine gum partially offset the overall decline in our generic segment.

Gross Profit Margin on Product Net Revenues (Gross Margin)

Years Ended December 31, ($ in thousands):	2002	2001
Gross Margin by Segment:
Branded pharmaceutical products	76.0%	76.3%
Generic pharmaceutical products	22.6%	36.1%
Gross margin on product net revenues	51.8%	55.4%

The decline in our gross margin on generic product net revenues in 2002 was primarily attributable to the loss of marketing exclusivity of buspirone.

Research and Development (R&D) Expenses

			CHANGE
Years Ended December 31, ($ in thousands):	2002	2001	$	%
R&D expenses	$82,178	$64,141	$18,037	28.1%
as % of net revenues	6.7%	5.5%

The increase in research and development expenses was primarily the result of increased spending on clinical studies on both branded and generic products.

Selling, General and Administrative (SG&A) Expenses

			CHANGE
Years Ended December 31, ($ in thousands):	2002	2001	$	%
SG&A expenses	$238,458	$214,190	$24,268	11.3%
as % of net revenues	19.5%	18.5%

Selling, general and administrative expenses increased primarily due to increased corporate insurance premiums, expenses associated with the initial phases of the implementation of our new ERP system, and pre-launch costs associated with Oxytrol™, our branded product for the treatment of overactive bladder.

Amortization Expense

			CHANGE
Years Ended December 31, ($ in thousands):	2002	2001	$	%
Amortization	$61,316	$75,875	$(14,559)	(19.2)%

The decrease in amortization expense was primarily due to the implementation of SFAS No. 142, which discontinued the amortization of goodwill effective January 1, 2002.  In addition, during 2001, we recognized an impairment charge and adjusted the carrying value of our product rights for Dilacor XR®.  This adjustment resulted in a substantial decrease in amortization expense for periods subsequent to the adjustment.  See Note 10 in the accompanying Notes to Consolidated Financial Statements.  These decreases were partially offset by current year amortization expense related to new product acquisitions.

Loss from Joint Ventures

			CHANGE
Years Ended December 31, ($ in thousands):	2002	2001	$	%
Loss from joint ventures	$(3,750)	$(4,281)	$531	(12.4)%

Our loss from joint ventures was primarily attributable to losses from our interest in Somerset.  These losses were partially offset by income from our interest in ANCIRC Pharmaceuticals, a joint venture with Andrx Corporation.

Gain from Legal Settlement

			CHANGE
Years Ended December 31, ($ in thousands):	2002	2001	$	%
Gain from legal settlement	$32,000	$60,517	$(28,517)	(47.1)%

In 2002, we received a one-time payment from Bristol-Myers Squibb of $32 million relating to the settlement of a legal dispute.  During 2001, we recorded a one-time gain from our litigation settlement with Aventis Pharma AG related to Dilacor XR® and its generic equivalent.

Income Tax Expense

			CHANGE
Years Ended December 31, ($ in thousands):	2002	2001	$	%
Income taxes	$103,294	$82,591	$20,703	25.1%
effective tax rate	37.0%	41.5%

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

We generated cash in excess of our working capital requirements for the year ended December 31, 2003.  Our cash flows provided by operations were $262.5 million.  Cash flow from operations were negatively impacted by the change, year over year, in balances of accounts receivable and inventories.  Cash flow from operations were positively impacted by net income and the changes, year over year, in the accounts payable and accrued expenses balance.  Additionally, during 2003, we received $17.5 million in upfront and milestone payments from our amended agreement for the development of certain hormonal therapies.

The increase in inventories is the result of supply chain initiatives to further improve customer service levels and to support recently launched products and products that have yet to be launched due to contractual restrictions.  Of the approximately $393 million of inventories at December 31, 2003, $41.7 million were for expected new product launches and marketing initiatives, including bupropion hydrochloride sustained-release tablets.  Under a previously announced settlement with GlaxoSmithKline (GSK), we received rights in the U.S. market to distribute 100mg. and 150mg. bupropion hydrochloride sustained-release tablets, which are the generic versions of GSK’s Wellbutrin® SR and Zyban® products and are manufactured by a GSK subsidiary, once a third party launches a fully substitutable generic equivalent of those products in the U.S. market.  During January 2004, we began distributing the 100mg. strength tablet.  As of December 31, 2003, we had a $10.8 million write down with respect to the potential expiration of a portion of the 150mg. strength of our bupropion hydrochloride inventory.  In the event we do not launch the 150mg. strength bupropion hydrochloride during the first quarter of 2004, we expect to take an additional inventory write down due to the expiration dating of a portion of the 150 mg. product inventory.

In addition to the increase in inventories ($45.5 million), other significant uses of cash included the acquisition of product rights ($179.6 million), additions to property and equipment ($151.4 million), and retirement of our term loan ($325.9 million, of which $306.1 million was paid from the proceeds of the issuance of our CODES as discussed below).  We currently expect to spend between $130 million to $140 million for property and equipment additions in 2004, of which we expect approximately $21 million to be related to the installation and implementation of our new ERP system.

In May 1998, we issued $150 million of senior unsecured notes due May 2008 (1998 Senior Notes), with interest payable semi-annually in May and November at an effective rate of 7.4%, pursuant to a shelf registration statement authorizing up to $300 million in debt securities, preferred stock or common stock.  On April 2, 2003, we determined that we did not intend to offer any additional debt securities, preferred stock or common stock under the registration statement, and filed an amendment with the Securities and Exchange Commission deregistering the remaining unsold $150 million aggregate amount of debt securities, preferred stock and common stock covered by the registration statement.  In March 2003, we issued $575 million of CODES due in 2023.

We used a portion of the proceeds from the issuance of the CODES to repay the $306.1 million balance on our term loan and revolving credit facility we entered into in July 2000 (2000 Facility).  We terminated the 2000 Facility in March 2003 upon our repayment of this balance.

In February 2004, we repurchased $101.6 million of our 1998 Senior Notes for total consideration of $115.1 million, or a 13% premium over each note’s face value.  We will take a non-recurring charge in the first quarter 2004 related to fees, expenses and the premium paid of approximately $14 million.  We expect a decrease in interest expense in 2004 as a result of the repurchase.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes.  As of December 31, 2003, all $300 million under the revolving credit facility was available to us.  Under the terms of the revolving credit facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the new credit facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  Under the credit agreement, we are subject to certain financial and other operational covenants, all of with which, as of December 31, 2003, we are in compliance.

The following table presents our expected cash requirements for contractual obligations outstanding as of December 31, 2003 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$725,066	$10	$35	$150,021	$575,000
Liabilities incurred for acquisitions of products and businesses	5,931	1,483	4,448	—	—
Operating lease obligations	47,453	8,696	17,169	5,733	15,855
Total contractual cash obligations	$778,450	$10,189	$21,652	$155,754	$590,855

In addition, we agreed to certain contingent payments to Genelabs Technologies, Inc. (Genelabs) aggregating up to $45 million upon certain FDA approvals of Prestara™, formerly known as Aslera™.  In August 2002, the FDA issued an approvable letter to Genelabs for its NDA for Prestara™.  Final approval is contingent upon the successful completion of an additional clinical trial and submission of data for the qualification of a manufacturing site.

Our cash and marketable securities totaled $573.7 million at December 31, 2003.  The fair value of our marketable securities may fluctuate significantly due to the volatility of the stock market and changes in general economic conditions.  See Item 7A in this Annual Report on Form 10-K.  We believe that our cash and marketable securities balance and our expected cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments.  We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investment, to refinance existing debt, or for general corporate purposes.  If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan as provided under previous guidance.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  We adopted SFAS No. 146 on January 1, 2003, which had no material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We adopted SFAS No. 148 on January 1, 2003, which had no material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and to determine when and which business enterprise (“primary beneficiary”) should consolidate the variable interest entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.  Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures.  Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.  In December 2003, the FASB revised FIN 46 (FIN 46R) to address certain FIN 46 implementation issues.  The revised provisions are applicable no later than the first reporting period ending after March 15, 2004.  We do not believe that the adoption of FIN 46 and FIN 46R will have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003.  The guidance is to be applied prospectively.  We adopted SFAS No. 149 on June 30, 2003, which had no material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted SFAS No. 150 during the third quarter of 2003, which had no material impact on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk).  We have not used derivative financial instruments in our investment portfolio.  The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of December 31, 2003, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $51.7 million.  We regularly review the carrying value of our investments and identify and record losses when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary.  At December 31, 2003, we had equity-method investments of $18.5 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $33.2 million ($20.4 million that was included in “Marketable securities” and $12.8 million that was included in “Investments and other long-term assets”).  The fair values of these investments are subject to significant fluctuations due to the volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at December 31, 2003, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $8 million, $13 million and $17 million, respectively.

As discussed in Note 4 in the accompanying Notes to Consolidated Financial Statements, our investment in Andrx consisted of approximately 847,000 shares of Andrx common stock with a fair value of $20.4 million at December 31, 2003.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.  The market price of Andrx common shares has been, and may continue to be, volatile.  For example, on December 31, 2002, the final trading day of 2002, the closing price of Andrx was $14.67.  On December 31, 2003, the final trading day of 2003, the closing price of Andrx was $24.04.  The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2003 and 2002:

	High	Low
2003, by quarter
First	$16.83	$7.68
Second	$24.20	$11.10
Third	$25.90	$16.32
Fourth	$24.05	$17.00

2002, by quarter
First	$71.27	$31.13
Second	$48.20	$25.80
Third	$27.89	$16.61
Fourth	$23.19	$10.75

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio.  Our cash is invested in A-rated money market mutual funds and short-term securities.  Consequently, our interest rate and principal risk are minimal.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our fixed-rate senior unsecured notes approximated their carrying values at December 31, 2003.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements set forth in Item 15 (a) under the caption “Consolidated Financial Statements” as a part of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), the Company, within the quarterly period prior to the filing date of this Annual Report on Form 10-K, carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Report.  Based on the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting, during the twelve months ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2004 Annual Meeting of Stockholders to be held on May 17, 2004 (our “2004 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee segment of our 2004 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of Watson required under this Item is provided in Part 1 under Item 4a of this report.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2004 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Watson has adopted a Code of Conduct that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer.  Any amendments to or waivers from the Code of Conduct will be posted on our website at www.watsonpharm.com, under the caption “Corporate Governance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information concerning executive compensation for Watson required under this Item is incorporated herein by reference from our 2004 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2004 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2004 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTing FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2004 Proxy Statement.

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

4.1

Trust Indenture dated May 18, 1998 between the Company and First Union National Bank, as Trustee for the issuance of the Company’s Senior Unsecured Notes, is incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S–3/A (Reg. No. 333-49079), filed on April 30, 1999.

Second Supplemental Indenture dated February 20, 2004 between the Company and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, to the indenture and supplemental indenture dated May 18, 1998.

4.2

Indenture dated March 7, 2003 between the Company and Wells Fargo Bank, National Association as Trustee for the issuance of the Company’s 1.75% Convertible Senior Debentures, is incorporated by reference to Exhibit 4.2 to the Company’s March 31, 2003 Form 10-Q.

4.3

Form of Guaranty, dated as of May 30, 2003, by each of the subsidiaries of the Company, other than minor subsidiaries, in favor of Wachovia Bank National Association, a national banking association, as trustee for the holders of the Company’s 1998 Senior Notes, is incorporated by reference to Exhibit 4.1 to the Company’s June 30, 2003 Form 10-Q.

10.1	Industrial Real Estate Lease, with addendum, dated December 23, 1985, between Hsi-Hsiung Hsu Hwa Chao (Chao Family) Trust I and the Company, is incorporated by reference to Exhibit 10.6 to 33-46229.

EXHIBIT NO.		DESCRIPTION
		Second Amendment thereto dated August 8, 1995 is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 1995 Form 10-Q.

		Third Amendment thereto dated August 31, 1998 is incorporated by reference to Exhibit 10.3 to the Company’s 1998 Form 10-K.

		Fourth Amendment thereto dated March 19, 2001 is incorporated by reference to Exhibit 10.1 to the Company’s 2000 Form 10-K.

*	10.2	1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1995 Form 10-Q

		Plan amendments are incorporated by reference to Exhibit 10.6(a) to the Company’s June 30, 1996 Form 10-Q and by reference to Exhibit 10.6(a) to the Company’s March 31, 1997 Form 10-Q.

*	10.3

Watson Pharmaceuticals, Inc. Employee Stock Purchase Plan effective as of February 12, 2001, is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001.

		First Amendment to the Employee Stock Purchase Plan of Watson, is incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarterly period ended June 30, 2001.

*	10.4

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

		Second Amendment to the 2001 Incentive Award Plan of Watson.

		Third Amendment to the 2001 Incentive Award Plan of Watson, is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2003 Form 10-Q.

*	10.5

Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement in substantially the form filed and incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K with each of its executive officers, who include Allen Chao, Ph.D., Maria Chow, David Buchen, David C. Hsia, Ph.D., Susan Skara, and Joseph Papa. A copy of each of these individual’s Key Employee Agreements will be provided to the Staff upon request.

*	10.6	Key Employment Agreement entered into as of May 1, 2002 by and between Don Britt and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2002 Form 10-Q.

*	10.7	Key Employment Agreement entered into as of August 15, 2002 by and between Charles Ebert and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2002 Form 10-Q.

	10.8

Asset Purchase Agreement among the Company, G. D. Searle & Co. and SCS Pharmaceuticals, dated September 30, 1997, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 1997.

	10.10	Stock Purchase Agreement among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc. dated August 25, 1997 is incorporated by reference to Exhibit 10.27 to the Company’s 1997 Form 10-K.

		Amendment dated November 26, 1997 is incorporated by reference to Exhibit 10.27(a) to the Company’s 1997 Form 10-K.

EXHIBIT NO.		DESCRIPTION
		Second Amendment dated February 27, 1998, is incorporated by reference to Exhibit 10.27(b) to the Company’s 1997 Form 10-K.

†	10.11

Distribution Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated June 24, 1993, as amended June 28, 1994, is incorporated by reference to Exhibit 10.12 to the Company’s 2000 Form 10-K.

†	10.12

Manufacturing & Supply Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmbH dated December 1, 1998, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.13 to the Company’s 2000 Form 10-K.

†	10.13

Trademark Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated August 26, 1993, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.14 to the Company’s 2000 Form 10-K.

	10.14

Credit Agreement dated as of May 30, 2003 among the Company, Wachovia Bank N.A., Bank of America, N.A., CIBC World Markets Corp., Lehman Commercial Paper, Inc. and Morgan Stanley Bank, is incorporated by reference to Exhibit 10.1 to the Company’s May 30, 2003 Form 8-K.

	10.16

Resale Registration Rights Agreement dated as of March 7, 2003 among the Company and Lehman Brothers Inc., Morgan Stanley & Co., Incorporated, CIBC World Markets Corp., Wachovia Securities, Inc., Banc of America Securities LLC, Comerica Securities, Inc. and Wells Fargo Securities, LLC., is incorporated by reference to Exhibit 10.16 to the Company’s March 31, 2003 Form 10-Q.

*	10.17	Key Employment Agreement entered into as of May 5, 2003 by and between Charles P. Slacik and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2003 Form 10-Q.

*	10.18	Key Employment Agreement entered into as of June 16, 2003 by and between Ian McInnes and the Company, is incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2003 Form 10-Q.

	21.1	Subsidiaries of the Company.

	23.1	Consent of PricewaterhouseCoopers LLP.

	31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Compensation Plan or Agreement

†                  Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(b)         Reports on Form 8-K:

On November 5, 2003, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 12, that it had issued a news release announcing its financial results for the third quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)

By:	/s/ Allen Chao
Allen Chao, Ph. D.
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles P. Slacik
Charles P. Slacik
Executive Vice President—Chief Financial Officer (Principal Financial Officer)

By:	/s/ R. Todd Joyce
R. Todd Joyce
Vice President—Corporate Controller and Treasurer (Principal Accounting Officer)

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Allen Chao	Chairman and Chief Executive Officer	March 12, 2004
Allen Chao, Ph.D.

/s/ Michael J. Fedida	Director	March 12, 2004
Michael J. Fedida

/s/ Michel J. Feldman	Director	March 12, 2004
Michel J. Feldman

/s/ Albert F. Hummel	Director	March 12, 2004
Albert F. Hummel

/s/ Jack Michelson	Director	March 12, 2004
Jack Michelson

/s/ Ronald R. Taylor	Director	March 12, 2004
Ronald R. Taylor

/s/ Andrew L. Turner	Director	March 12, 2004
Andrew L. Turner

/s/ Fred G. Weiss	Director	March 12, 2004
Fred G. Weiss

All financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

REPORT OF MANAGEMENT

Management is responsible for the consolidated financial statements and the other financial information included in this 2003 Annual Report on Form 10-K for Watson Pharmaceuticals, Inc.  The Board of Directors, acting through its Audit Committee, which is composed solely of directors who are not employees of the Company, oversees the financial reporting process.  The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts based on judgments and estimates made by management.  Actual results could differ from amounts estimated.

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

/s/ Allen Chao
Allen Chao, Ph.D.
Chairman and Chief Executive Officer

/s/ Charles P. Slacik
Charles P. Slacik
Executive Vice President— Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Watson Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated financial statements (F-3 to F-26) listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 and, as a result, changed its method of accounting for goodwill.

PricewaterhouseCoopers llp

Orange County, California
February 27, 2004

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

December 31, (In thousands, except share amounts)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$553,353	$230,155
Marketable securities	20,368	42,649
Accounts receivable, net of allowances for doubtful accounts of $3,398 and $3,046	211,174	178,563
Inventories	393,393	348,773
Prepaid expenses and other current assets	38,561	35,895
Deferred tax assets	106,640	77,416
Total current assets	1,323,489	913,451
Property and equipment, net	424,995	304,667
Investments and other assets	50,096	75,435
Deferred tax assets	27,130	34,596
Product rights and other intangibles, net	1,001,295	889,027
Goodwill	455,595	446,288
Total Assets	$3,282,600	$2,663,464

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$215,388	$172,363
Income taxes payable	111,982	111,565
Current portion of long-term debt	—	83,360
Deferred revenue	11,315	8,177
Total current liabilities	338,685	375,465
Long-term debt	722,535	331,877
Deferred revenue	10,767	—
Other long-term liabilities	9,641	5,948
Deferred tax liabilities	143,626	151,890
Total liabilities	1,225,254	865,180
Commitments and contingencies

Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized;
108,330,300 and 106,878,900 shares outstanding	357	353
Additional paid-in capital	841,007	797,097
Retained earnings	1,201,714	998,850
Accumulated other comprehensive income	14,268	1,984
Total stockholders’ equity	2,057,346	1,798,284
Total liabilities and stockholders’ equity	$3,282,600	$2,663,464

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (In thousands, except per share amounts)	2003	2002	2001
Net revenues	$1,457,722	$1,223,198	$1,160,676
Cost of sales	624,651	571,882	512,209
Gross profit	833,071	651,316	648,467

Operating expenses:
Research and development	102,083	82,178	64,141
Selling, general and administrative	320,201	238,458	214,190
Amortization	71,874	61,316	75,875
Loss from impairment of intangibles	—	—	147,596
Loss on impairment of assets held for disposition	—	—	45,346
Total operating expenses	494,158	381,952	547,148
Operating income	338,913	269,364	101,319

Other income (expense):
Equity in losses of joint ventures	(1,274)	(3,750)	(4,281)
Loss on impairment of investments	(35,905)	—	—
Gain (loss) on investments	25,876	(2,335)	65,338
Gain on sale of subsidiary	15,676	—	—
Gain from legal settlement	—	32,000	60,517
Loss on early extinguishment of debt	(2,807)	—	—
Interest income	5,506	6,524	4,086
Interest expense, net of capitalized interest of $1,601, $867, and $6,448	(25,808)	(22,081)	(27,812)
Other income (expense)	(2,065)	(632)	(215)
Total other income (expense), net	(20,801)	9,726	97,633
Income before income taxes	318,112	279,090	198,952
Provision for income taxes	115,248	103,294	82,591
Net income	$202,864	$175,796	$116,361

Earnings per share:
Basic	$1.89	$1.65	$1.10
Diluted	$1.86	$1.64	$1.07
Weighted average shares outstanding:
Basic	107,488	106,675	106,130
Diluted	108,927	107,367	108,340

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (In thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$202,864	$175,796	$116,361

Reconciliation to net cash provided by (used in) operating activites:
Depreciation	28,478	25,260	25,350
Amortization	71,874	61,316	75,875
Loss from impairment of intangibles	—	—	147,596
Loss on impairment of assets held for disposition	—	—	45,346
Loss on impairment of investments	35,905	—	—
Loss on early extinguishment of debt	2,807	—	—
Deferred income tax (benefit) provision	(30,245)	(29,921)	1,659
Equity in (earnings) losses of joint ventures	1,274	3,750	4,281
(Gain) loss on investments	(25,876)	2,335	(65,338)
Gain on sale of subsidiary	(15,676)	—	—
Tax benefits related to exercises of stock options	6,950	1,201	9,575
Mark to market on derivative	3,175	—	—
Other	1,858	1,281	(2,933)
Changes in assets and liabilities:
Accounts receivable	(34,243)	(5,478)	(88,299)
Inventories	(45,526)	(62,240)	(41,328)
Prepaid expenses and other current assets	(1,930)	(5,508)	(13,835)
Accounts payable and accrued expenses	43,034	18,760	(44,648)
Deferred revenue	13,905	(957)	—
Income taxes payable	438	101,692	51,204
Other assets	3,451	16,702	(8,841)
Total adjustments	59,653	128,193	95,664
Net cash provided by operating activities	262,517	303,989	212,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(151,359)	(87,466)	(73,384)
Acquisitions of product rights	(179,609)	(124,407)	(28,382)
Proceeds from maturities of marketable securities	—	—	760
Proceeds from sales of marketable equity securities	42,770	9,087	68,027
Proceeds from sale of subsidiary	16,368	—	—
Return on investment in joint ventures	13,500	—	—
Acquisition of business, net of cash acquired	(15,099)	—	—
Issuance of note receivable	—	—	(5,500)
Repayment of notes receivable	—	7,741	—
Contingent payment related to acquisition of The Rugby Group	—	(5,500)	—
Additions to long-term investments	—	—	(11,001)
Other investing activities, net	3,479	3,339	(3,728)
Net cash used in investing activities	$(269,950)	$(197,206)	$(53,208)

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, (In thousands)	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs of $14,375	$560,625	$—	$6,700
Proceeds from borrowings under revolving credit facility	60,000	—	—
Principal payments on credit facility	(325,946)	—	—
Principal payments on long-term debt	—	(68,393)	(52,748)
Principal payments on acquisition liabilities	(1,012)	(7,083)	(7,642)
Proceeds from stock plans	36,964	5,117	22,410
Net cash provided by (used in) financing activities	330,631	(70,359)	(31,280)
Net increase in cash and cash equivalents	323,198	36,424	127,537
Cash and cash equivalents at beginning of period	230,155	193,731	66,194
Cash and cash equivalents at end of period	$553,353	$230,155	$193,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest (including capitalized interest of $1,601, $867 and $6,448 during the years 2003, 2002 and 2001, respectively)	$18,521	$20,158	$33,203
Income taxes, net of refunds	$132,493	$25,930	$24,575

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, (In thousands)	2003	2002	2001

COMMON STOCK—SHARES OUTSTANDING:
Beginning balance	106,879	106,459	105,600
Exercise of stock options and warrants	1,344	364	859
Common stock issued under employee benefit plan	109	56	—
Other	(2)	—	—
Ending balance	108,330	106,879	106,459

COMMON STOCK—AMOUNT:
Beginning balance	$353	$351	$348
Exercise of stock options and warrants	4	2	3
Ending balance	357	353	351

ADDITIONAL PAID-IN CAPITAL:
Beginning balance	797,097	790,742	758,760
Exercise of stock options and warrants	34,470	3,914	22,407
Tax benefits related to exercise of stock options	6,950	1,201	9,575
Common stock issued under employee benefit plan	2,490	1,240	—
Ending balance	841,007	797,097	790,742

RETAINED EARNINGS:
Beginning balance	998,850	823,054	706,693
Net income	202,864	175,796	116,361
Ending balance	1,201,714	998,850	823,054

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Beginning balance	1,984	57,903	82,168
Other comprehensive income (loss)	12,284	(55,919)	(24,265)
Ending balance	14,268	1,984	57,903
Total stockholders’ equity	$2,057,346	$1,798,284	$1,672,050

COMPREHENSIVE INCOME:
Net income	$202,864	$175,796	$116,361
Other comprehensive income (loss):
Unrealized holding (loss) gain on securities	18,874	(91,566)	27,458
Less related income taxes	(6,851)	36,626	(10,983)
Total unrealized gain (loss) on securities, net	12,023	(54,940)	16,475
Reclassification for gains included in net income	410	(1,567)	(65,338)
Less related income taxes	(149)	588	24,598
Total reclassification, net	261	(979)	(40,740)
Total other comprehensive income (loss)	12,284	(55,919)	(24,265)
Total comprehensive income	$215,148	$119,877	$92,096

See accompanying Notes to Consolidated Financial Statements.

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

Certain prior years’ amounts have been reclassified as a result of the reclassification of the Company’s manufacturing facilities of Steris Laboratories, Inc. and Marsam Pharmaceuticals, Inc.  from assets held for disposition to assets held and used as of January 1, 2003.  The assets previously held for disposition at both facilities were reclassified as inventories and property and equipment in the consolidated balance sheets, and the operating expenses related to the Steris facility were reclassified to cost of sales, research and development, and selling, general and administrative expenses, as appropriate for all periods presented to conform to current period presentation.

Use of estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles.  Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes.  The Company’s most significant estimates relate to the determination of allowances for accounts receivable, valuation of inventory balances, the determination of useful lives for intangible assets and the assessment of expected cash flows used in evaluating goodwill and other intangible assets for impairment.  The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain.  Watson’s actual results could differ materially from those estimates.

Cash and cash equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty.

Fair value of other financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, senior subordinated notes, convertible contingent senior debentures (CODES) and embedded derivatives related to the issuance of the CODES.  The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities.  The fair values of investments in companies that are publicly traded are based on quoted market prices.  The fair value of investments in privately held companies, or cost-method investments, are based on historical cost, adjusted for any write-down related to impairment.  The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues.  The carrying value of these obligations approximates their fair value.  The fair value of the embedded derivatives related to the CODES is based on a present value technique using discounted expected future cash flows.

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.  See Note 9 for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at December 31, 2003, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms).  This embedded derivative is reported on the Company’s Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Consolidated Statements of Income.

Inventories

Inventories consist of finished goods held for distribution, raw materials and work in process.  Additionally, at December 31, 2003, the Company had approximately $41.7 million in inventory relating to products that are pending approval by the FDA or have not been launched due to contractual restrictions.  Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation.  Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred.  Costs associated with internally developed software are accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1).  SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed.  The Company capitalizes interest on qualified construction projects.  At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts and the related gains or losses are reflected in income.

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

The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Investments

The Company has both marketable and non-marketable equity investments.  The Company classifies its marketable equity investments as available-for-sale securities with net unrealized gains or losses recorded as a separate component of stockholders’ equity, net of any related tax effect.  The non-marketable equityinvestments are accounted for under the equity-method when the Company can exert significant influence and ownership does not exceed 50%.  Investments in which the Company owns less than a 20% interest and does not exert significant influence are accounted for using the cost-method if the fair value of such investments is not readily determinable.

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

Goodwill, product rights and other intangible assets

Goodwill is primarily related to the Company’s acquisitions of Schein in 2000 and The Rugby Group, Inc.  in 1998.  Product rights and other related intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from eight to twenty years.  The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate.

The Company evaluates its product rights and other intangible assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts.  Goodwill is tested annually for impairment and whenever events change.  Product rights and other intangible assets are tested for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Revenue recognition

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured.  The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer.  Revenues recognized from research, development and licensing agreements (including milestone payments) are recorded on the “contingency-adjusted performance model,” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met and cash has been received from the customer.  Thereafter, once contingencies for individual milestones (e.g. government approval of a New Drug Application) have been removed, revenue is recognized based on the percentage of completion method.

Provisions for sales returns and allowances

When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable.  These adjustments include estimates for chargebacks, rebates, returns, and other sales allowances.  These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with wholesale and indirect customers.  If the historical data and inventory estimates used to calculate these provisions do not properly reflect future activity, the Company’s financial position, results of operations and cash flows could be impacted.

Shipping and handling costs

The Company records shipping and handling costs in selling, general and administrative expenses.  Shipping and handling costs recorded in selling, general and administrative expenses were $14.2 million, $14.0 million and $17.2 million in 2003, 2002 and 2001, respectively.

Concentration of major customers and suppliers

For the year ended December 31, 2003, the Company’s four largest customers accounted for 17%, 15%, 12% and 11%, individually, of the Company’s net revenues.  For the year ended December 31, 2002, the Company’s four largest customers accounted for 21%, 16%, 11% and 11%, individually, of the Company’s net revenues.  For the year ended December 31, 2001, the Company’s three largest customers accounted for 15%, 14% and 11%, individually, of the Company’s net revenues.  No other individual customers accounted for more than 10% of net revenues.

Certain of the Company’s finished products and raw materials are obtained from single source manufacturers and suppliers.  Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of certain of these sources could have a temporary adverse effect on the Company’s results of operations, financial condition and cash flows.  Third-party manufactured products accounted for approximately 41%, 47% and 43% of our product net revenues in 2003, 2002 and 2001, respectively.

Research and development activities

Research and development activities are expensed as incurred and consist of self-funded research and development costs and the costs associated with workperformed under collaborative research and development agreements.  Research and development expenses include direct and allocated expenses.  Research and development expenses incurred under collaborative agreements were approximately $2.8 million, $0.8 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Earnings per share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period.  Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average common shares and common share equivalents outstanding during the periods presented assuming the exercise of all in-the-money stock options.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  A reconciliation of the numerator and denominators of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001 consisted of the following (in thousands, except per share amounts):

Years Ended December 31,	2003	2002	2001
Numerator:
Net income	$202,864	$175,796	$116,361
Denominator:
Basic weighted average common shares outstanding	107,488	106,675	106,130
Effect of dilutive stock options	1,439	692	2,210
Diluted weighted average common shares outstanding	108,927	107,367	108,340
Basic earnings per share	$1.89	$1.65	$1.10
Diluted earnings per share	$1.86	$1.64	$1.07

Stock options to purchase 6.0 million, 11.0 million and 1.8 million common shares in 2003, 2002 and 2001 respectively, were outstanding but not included in the computation of diluted EPS because the option exercise price was greater than the average market price of the common shares.

The effect of approximately 14.4 million shares related to the assumed conversion of the $575 million convertible contingent debentures (as described in Note 9) has been excluded from the computation of diluted earnings per share as the conditions that would permit conversion have not been satisfied.

Concentration of credit risk

The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the U.S. Approximately 67% and 72% of the trade receivable balance represented amounts due from four customers at December 31, 2003 and 2002, respectively.  The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts.  Actual losses from uncollectible accounts have been minimal.

Stock-based compensation

The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations.  APB 25 No stock-based employee compensation expense has been recognized for the option sin the accompanying consolidated statements of income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had the Company determined compensation expense for all periods using the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have been as follows (in thousands, except EPS amounts):

Years Ended December 31,	2003	2002	2001
Net income, as reported	$202,864	$175,796	$116,361
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,857)	(30,804)	(13,294)
Pro forma net income	$182,007	$144,992	$103,067

Basic EPS—as reported	$1.89	$1.65	$1.10
Basic EPS—pro forma	$1.69	$1.36	$0.97

Diluted EPS—as reported	$1.86	$1.64	$1.07
Diluted EPS—pro forma	$1.67	$1.35	$0.95

Weighted average shares outstanding:
Basic	107,488	106,675	106,130
Diluted	108,927	107,367	108,340

The weighted average fair value of the stock options and Employee Stock Purchase Plan (“ESPP”) has been estimated on the date of grant using the Black-Scholes option pricing model.  Weighted averages are used because of varying assumed exercise dates.  The weighted average fair value of ESPP granted during the year was $8.93 per share in 2003 and $7.32 per share in 2002. The following weighted average assumptions were used for options granted during the three years ended December 31, 2003:

	2003	2002	2001
Dividend yield	None	None	None
Expected volatility	35%	38%	65%
Risk-free interest rate	3.49%	4.21%	4.78%
Expected term	5.3 years	5.1 years	4.6 years

The following weighted average assumptions were used for ESPP, which was implemented January 1, 2002, during the two years ended December 31, 2003:

	2003	2002
Dividend yield	None	None
Expected volatility	37%	38%
Risk-free interest rate	3.38%	4.21%
Expected term	6 months	6 months

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

                In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted SFAS No. 148 on January 1, 2003, which had no material impact on the Company’s consolidated financial statements.

                In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and to determine when and which business enterprise (“primary beneficiary”) should consolidate the variable interest entity.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.  Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures.  Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.  In December 2003, the FASB revised FIN 46 (FIN 46R) to address certain FIN 46 implementation issues.  The revised provisions are applicable no later than the first reporting period ending after March 15, 2004.  The Company does not believe the adoption of FIN 46 and FIN 46R will have a material effect on the Company’s consolidated financial statements.

                In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003.  The guidance is to be applied prospectively.  The Company adopted SFAS No. 149 on June 30, 2003, which had no material impact on its consolidated financial statements.

                In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 during the third quarter of 2003, which had no material impact on its consolidated financial statements.

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

In February 2003, Watson acquired the U.S. rights to the Fioricet( and Fiorinal( product lines from Novartis Pharmaceuticals Corporation (Novartis).  These products are indicated for the treatment of tension headaches.  The Company paid approximately $178 million in cash for the rights to these products.  The weighted average useful life assigned to these products is 17 years.

The Company periodically makes certain investments in product rights.  These consist primarily of certain contingent and scheduled payments related to product right acquisitions.  The contingent payments are based on the achievement of certain net sales amounts and other factors.  Total cash payments for such investments in product rights were approximately $0.5 million and $12.2 million for 2003 and 2002, respectively and were recorded as additions to product rights and other intangibles on the Company’s Consolidated Balance Sheets.

Acquisition of Amarin Development AB

In October 2003, we acquired all of the voting equity interest in Amarin Development AB (ADAB), a wholly-owned drug development subsidiary of Amarin Corporation plc.  The acquisition included a number of patented, oral controlled-release drug delivery technologies developed and under development by ADAB together with the products it has developed using these technologies, including glipizide extended release tablets, for which Watson received U.S. Food and Drug Administration (FDA) approval of the10mg and 5mg strength in September 2003.  The Company paid approximately $15 million in cash for the acquisition of ADAB.  ADAB’s results of operations for November and December of 2003 are included in the Company’s Consolidated Statements of Income.

NOTE 4—Equity Investments

Watson’s equity investments in publicly traded companies are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.  These investments are classified as either current or non-current, as appropriate, on the Company’s Consolidated Balance Sheets.

Current investments

The Company’s investments in the common stock of Andrx Corporation—Andrx Group (Andrx), publicly traded on the Nasdaq Stock Market under the symbol ADRX, and Dr. Reddy’s Laboratories, Limited (Dr. Reddy), traded on the Bombay Stock Exchange are classified as current investments and are included in “Marketable securities” on the Company’s Consolidated Balance Sheets at December 31, 2003 and 2002.

                During the year ended December 31, 2003, Watson sold a portion of its shares of its Andrx and also sold all of its shares of Dr. Reddy common stock.  The Company did not sell any of its shares of Andrx and Dr. Reddy during the year ended December 31, 2002.  The following table provides a summary of the Company’s sales of its Andrx and Dr. Reddy holdings during the year ended December 31, 2003.  Realized gains are computed using the specific identification method to determine the cost basis for each investment (in thousands except share amounts):

Andrx:
Shares sold	689,600
Proceeds from sale	$15,695
Gross realized gain	$13,794

Dr. Reddy:
Shares sold	1,040,000
Proceeds from sale	$27,075
Gross realized gain	$12,082

Non-current investments

The Company’s investments in the common stock of Genelabs Technologies, Inc. (Genelabs), NovaDel Pharma Inc., and Amarin Corporation plc (Amarin), see Note 10, and warrants to purchase shares of common stock of Halsey Drug Co., Inc. (Halsey), see Note 7 are classified as non-current investments and are included in “Investments and other assets” on the Company’s Consolidated Balance Sheets at December 31, 2003 and 2002.

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities (in thousands):

	2003	2002
Equity securities:
Cost basis	$10,556	$49,669
Gross unrealized holding gain	23,336	24,530
Gross unrealized holding loss	(716)	(13,625)
Fair value of securities	$33,176	$60,574

Gross unrealized gains primarily relate to our holdings in shares of Andrx common stock.  The gross unrealized holding loss at December 31, 2003 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in Amarin.  Additionally, the Company recorded an asset impairment charge during the third and fourth quarter of 2003 of $1.6 million and $6.4 million, respectively, on the Halsey warrants (as described in Note 10).  As of December 31, 2003, the fair value of the Halsey warrants was $2.8 million.  The gross unrealized holding loss at December 31, 2002 is primarily attributable to the Company’s investment in Genelabs.

The Company’s net unrealized holding gain related to its available-for-sale securities, increased $12.3 million for the year ended December 31, 2003.  During the year ended December 31, 2002, the Company’s net unrealized holding loss increased $55.9 million.  During the year ended December 31, 2001, the Company’s net unrealized holding loss decreased $24.3 million.  These changes in the Company’s net unrealized holding gain (loss) are included in other comprehensive income.

NOTE 5—Balance Sheet Components

Selected balance sheet components consisted of the following:

December 31, (in thousands)	2003	2002

Inventories:
Raw materials	$123,239	$116,805
Work-in-process	70,436	80,063
Finished goods	199,718	151,905
Total inventories	$393,393	$348,773

Property and equipment:
Buildings and improvements	$206,247	$170,175
Leasehold improvements	25,195	24,217
Land and land improvements	13,164	11,876
Machinery and equipment	152,730	141,307
Research and laboratory equipment	39,011	36,550
Furniture and fixtures	15,742	14,733
Other	22,538	—
Construction in progress	142,073	74,860
Total property and equipment, gross	616,700	473,718
Less accumulated depreciation	(191,705)	(169,051)
Total property and equipment, net	$424,995	$304,667

Accounts payable and accrued expenses:
Trade accounts payable	$73,490	$86,953
Accrued payroll and related benefits	54,864	37,419
Accrued third-party rebates	42,111	19,307
Royalties payable	11,180	8,331
Accrued indirect returns	2,721	—
Interest payable	4,348	1,710
Other accrued expenses	26,674	18,643
Total accounts payable and accrued expenses	$215,388	$172,363

NOTE 6—Investments and Other Assets

Investments and other assets consisted
of the following:

December 31, (in thousands)	2003	2002

Investment in joint ventures	$15,806	$30,507
Other long-term investments	15,487	24,648
Other assets	18,803	20,280
Total investments and other assets	$50,096	$75,435

Investment in joint ventures

The Company’s investments in joint ventures consisted primarily of its investments in Somerset Pharmaceuticals, Inc (Somerset) and ANCIRC Pharmaceuticals (ANCIRC).  Watson accounts for its joint ventures using the equity-method.

Somerset, a joint venture in which Watson and Mylan Laboratories, Inc. both hold a fifty percent interest, manufactures and markets the product Eldepryl®, which is used in the treatment of Parkinson’s disease and is engaged in the development of alternative indications for selegeline (the active compound in Eldepryl®.) The Company recorded a loss from Somerset’s operations of $3.8 million, $5.2 million and $4.6 million in 2003, 2002 and 2001 respectively.  The Somerset joint venture results reported by Watson consist of 50% of Somerset’s earnings and management fees, offset by the amortization of goodwill, the excess of the cost of this investment over its fair value in 2001.  The goodwill balance related to this investment was $2.5 million at December 31, 2003, 2002 and 2001.  Prior to 2002, such goodwill was amortized using the straight-line basis over 15 years.  Effective January 1, 2002, the Company discontinued the amortization of goodwill (see Note 8).  The Company received a $10 million return of capital from Somerset in 2003.

ANCIRC is a joint venture in which Watson and Andrx Corporation allocate capital contributions, distributions and net income or losses equally.  ANCIRC was established for the development, manufacture and sale of bioequivalent controlled-release pharmaceuticals.  ANCIRC currently markets and sells two of these products.  The Company recorded immaterial losses from ANCIRC’s operations in 2001 and income from operations of $2.2 million in each of 2002 and 2003.  The Company received a $3.5 million return of capital from ANCIRC in 2003.

Other assets and other long-term investments

Other assets include security and equipment deposits, deferred bank fees and various notes receivable.  Other long-term investments consist primarily of equity securities as described in Note 4 and investments in Trylon Corporation, a private medical products firm and Scinopharm, a private chemistry researcher and active pharmaceutical ingredient manufacturer, which are accounted for using the cost method.

NOTE 7—Note Receivable in Halsey

As part of a strategic alliance, in March 2000, the Company entered into a loan agreement with Halsey.  The loan consisted of principal of $17.5 million and bore interest at prime plus 2% with a maturity date of March 31, 2003.  During December 2002, Watson and Halsey amended the terms of this loan agreement.  As amended, the principal amount of the loan of $21.4 million bore interest at prime plus 4.5%

maturing on March 31, 2006.  In consideration for the amendment, Halsey issued to Watson warrants to purchase common stock.  The warrants were valued at fair value of $10.8 million and the related carrying value of the note was reduced by the fair value of the warrants.  During 2003, we wrote-down the note to net realizable value as a result of concerns over the collectibility of the note due to Halsey’s current financial condition.  As of December 31, 2003, the book value of the note, net of reserve, was $1 million and the fair value of the warrants was $2.8 million.  The note is collateralized by a first lien on all of Halsey’s assets and is senior to all other indebtedness incurred by Halsey.  In February 2004, the Company recovered its remaining investment in Halsey through the sale of its note to a third party.

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

                A reconciliation of reported net income and basic and diluted earnings per share, assuming SFAS No. 142 was applied retroactively, is as follows (in thousands, except for earnings per share):

Years Ended December 31,	2003	2002	2001

Net income as reported	$202,864	$175,796	$116,361
Add back:
Goodwill amortization	—	—	20,237
Adjusted net income	$202,864	$175,796	$136,598
Basic earnings per share:
Net earnings as reported	$1.89	$1.65	$1.10
Goodwill amortization	—	—	0.19
Adjusted net earnings	$1.89	$1.65	$1.29
Diluted earnings per share:
Net earnings as reported	$1.86	$1.64	$1.07
Goodwill amortization	—	—	0.19
Adjusted net earnings	$1.86	$1.64	$1.26

Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units.  The Company’s reporting units have been identified by Watson as branded and generic pharmaceutical products.  The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset.  During the second quarter of 2003, the Company performed this assessment and determined there was no indication of goodwill impairment.

At December 31, 2003, goodwill for the Company’s reporting units consisted of the following (in thousands):

December 31,	2003	2002
Branded pharmaceutical products	$368,105	$358,798
Generic pharmaceutical products	87,490	87,490
Total goodwill	$455,595	$446,288

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

During 2003, the Company recorded $9.3 million as an addition to branded goodwill relating to the acquisition of ADAB.

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets is as follows (in thousands):

December 31,	2003	2002

Product rights and other related intangibles	$1,291,311	$1,107,200
Less accumulated amortization	(290,016)	(218,173)
Total product rights and related intangibles, net	$1,001,295	$889,027

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $73 million in each of the next five years.  The Company’s current product rights and related intangibles have a weighted average useful life of approximately nineteen years.

NOTE 9—Long-Term Debt

Long-term debt consisted of the following:

December 31, (in thousands)	2003	2002

Senior unsecured notes, 7.125%, face amount of $150 million, due 2008	$149,183	$149,023
Term loan facility, due 2005	—	265,928
Convertible contingent debentures, face amount of $575 million, due 2023, net of $1,703 unamortized discount	573,297	—
Other notes payable	55	286
Total debt	$722,535	$415,237
Less current portion	—	(83,360)
Total long-term debt	$722,535	$331,877

In May 1998, Watson issued $150 million of its senior unsecured notes (the “Notes”).  These notes are due in May 2008 but may be redeemed earlier under certain circumstances.  The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.4%.  Pursuant to the indenture under which the notes were issued, Watson is subject to certain financial and operational covenants, all of which, as of December 31, 2003, the Company was in compliance.

The Notes were issued pursuant to a shelf registration statement authorizing up to $300 million in debt securities, preferred stock or common stock.  On April 2, 2003, the Company determined that it did not intend to offer any additional debt securities, preferred stock or common stock under the registration statement, and filed an amendment with the Securities and Exchange Commission deregistering the remaining unsold $150 million aggregate amount of debt securities, preferred stock and common stock covered by the registration statement.

In February 2004, the Company initiated a tender offer to purchase all of its outstanding 7 1/8 percent Notes due 2008 and a related consent solicitation.  The Company received tenders of Notes and deliveries of related consents from holders of approximately 67.74 percent of the $150 million aggregate principal amount of Notes outstanding or $101.6 million.  As a result, the Company received the required consents to eliminate substantially all of the restrictive covenants of the indenture governing the Notes and to make certain amendments.  The Company executed and delivered a supplemental indenture setting forth the amendments.  The Company paid total consideration of $115.1 million, or a 13% premium over each note’s face value.

In March 2003, the Company issued $575 million of CODES.  The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 1.9%, excluding changes in fair value of the contingent interest derivative.

The CODES are convertible into Watson’s common stock at a conversion price of approximately $40.05 per share (subject to certain adjustments).  The CODES may be converted, at the option of the holders, prior to maturity under any of the following circumstances:

•                  during any quarterly conversion period (period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day in the immediately following fiscal quarter) if the closing sale price per share of Watson’s common stock for a period of at least 20 trading days during the 30 consecutive trading-day period ending on the first day of such conversion period is more than 125% ($50.04) of the conversion price in effect on that thirtieth day;

•                  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2003;

•                  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than ”BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2003;

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

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes.  Watson’s assets generally are held by, and its operations generally are conducted through, its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  The terms of the new credit facility require each subsidiary, other than minor subsidiaries, to provide full and unconditional guarantees on a joint and several basis.  In order to provide subsidiary guarantees in connection with this credit facility, the Company was also required, by the terms of the Indenture for the 1998 Senior Notes, to grant similar subsidiary guarantees in favor of the 1998 Senior Note holders.  The subsidiary guarantees related to both the new credit facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  Watson is subject to certain financial and operational covenants, all of which, as of December 31, 2003, the Company was in compliance.  As of December 31, 2003, the Company had not drawn any funds from the revolving credit facility.

Annual maturities of long-term debt are as follows: $10,000 in 2004, $11,000 in 2005, $12,000 in 2006, $12,000 in 2007, $150.0 million in 2008 and $575.0 million thereafter.

NOTE 10—Asset Impairment Charges

In June 1997, Watson acquired from Rhone-Poulenc Rorer, Inc. and certain of its affiliates (collectively, RPR) the exclusive U.S. and certain worldwide marketing, sales and distribution rights to Dilacor® XR and its generic equivalent for $190 million in cash and future royalties.  The Company and RPR entered into a supply agreement whereby RPR was to provide Watson with all of its inventory requirements for Dilacor® XR and its generic equivalent through June 2000.  Subsequent to the acquisition of the product rights, Watson experienced supply interruptions from this third party supplier and received only intermittent releases of these products.  These supply interruptions caused the Company’s revenues and gross margins from Dilacor® XR and its generic equivalent to deteriorate.

During 2001, revenues and gross profit from Dilacor® XR declined significantly from prior year levels.  Based upon this sales trend, the Company performed an evaluation in the third quarter 2001 of current market share and forecasted sales for the product and determined that such declines were not a temporary condition.  Watson evaluated the recoverability of its Dilacor® XR product rights in accordance with Statement of Financial Accounting Standard No.  121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company determined that the future estimated undiscounted cash flows of Dilacor® XR were below the carrying amount of the underlying product rights.  During the third quarter of 2001, Watson adjusted the carrying value of the Dilacor® XR product rights to their estimated fair value of $11.5 million.  This resulted in a noncash asset impairment charge of approximately $147.6 million, or $0.85 per diluted share, after tax.  Watson estimated the fair value of the Dilacor® XR product rights based on forecasted future net cash flows, discounted by the Company’s investment hurdle rate used for evaluating product right acquisitions.

Impairment of Securities

At December 31, 2003, investments and other assets included an investment in three million shares of the common stock of Genelabs Technologies, Inc.  (Genelabs), a publicly traded company, with an adjusted cost basis of $3.9 million.  This investment has been classified as available-for-sale, pursuant to SFAS No.  115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity.  During the first quarter of 2003, management determined that an other than temporary decline in the fair value of Genelabs’ common stock existed and, as a result, wrote-down the initial cost basis of the investment to its fair value at March 31, 2003 of $3.9 million.  In connection with this write-down, an asset impairment charge of $13.0 million was recorded and recognized in earnings.  This impairment should have been recognized in the first quarter of 2002, as the investment had been in an unrealized loss position for an extended period.  Recognition of the impairment in the first quarter of 2003 was an error.  However, this charge would not have been material to the Company’s 2002 or 2003 financial statements.

At December 31, 2003, investments and other assets included an investment in 400,000 American Depository Receipts of Amarin, classified as an available-for-sale security, with a cost basis of $1.3 million.  During the second quarter of 2003, management determined that an other-than-temporary decline in fair value of its Amarin investment existed.  As a result, the Company wrote down the initial cost basis of the investment to its fair value at June 30, 2003.  In connection with this write-down, an asset impairment charge of $1.2 million was recorded and recognized in earnings.

At December 31, 2003, investment and other assets included an investment in 10,700,665 warrants to purchase shares of common stock of Halsey with a fair value of $2.8 million.  During the third and fourth quarters of 2003, management determined that an other-than-temporary decline in fair value of its Halsey investment existed.  As a result, the Company wrote down the initial cost basis of the investment to its fair value.  In connection with this write-down, asset impairment charges of $1.6 million and $6.4 million were recorded and recognized in earnings in the third and fourth quarters of 2003, respectively.

At December 31, 2003, investment and other assets included an investment in Trylon Corporation, a private medical products firm, with a carrying value of $1.3 million.  During the fourth quarter of 2003, management determined that an other-than-temporary decline in fair value of its Trylon investment existed.  As a result, the Company wrote down the initial cost basis of the investment to its fair value at December 31, 2003.  In connection with this write-down, an asset impairment charge of $4.1 million was recorded and recognized in earnings.

NOTE 11—Gain from Legal Settlement

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

NOTE 12—Sale of Subsidiary

During the first quarter of 2003, the Company completed the sale of its subsidiary located in the United Kingdom (UK).  The Company received proceeds from this sale of approximately $16.4 million and recorded a pre-tax gain of approximately $15.7 million.  During 2002, the subsidiary had net revenues, gross profit and net income of $10.8 million, $6.3 million and $3.2 million, respectively.

In connection with the sale, the Company has provided certain warranties and indemnifications to the buyer including an indemnification relating to website content.  The buyer must give written notice to the Company within 18 months of the completion of the sale transaction of any claim arising out of these indemnifications.  The Company does not expect any liability arising out of a claim, if any, to have a material adverse impact on its results of operations, financial position or cash flows.  No liability has been recorded in relation to these indemnifications at December 31, 2003.

NOTE 13—Income Taxes

The provision for income taxes consisted of the following (in thousands):

Years Ended December 31,	2003	2002	2001

Current provision:
Federal	$133,596	$127,446	$73,155
State	11,897	5,769	7,777
Total current provision	145,493	133,215	80,932
Deferred provision (benefit):
Federal	(27,601)	(28,442)	1,563
State	(2,644)	(1,479)	96
Total deferred provision (benefit)	(30,245)	(29,921)	1,659
Total provision for income taxes	$115,248	$103,294	$82,591

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital.  Such benefits recorded were $7.0 million, $1.6 million and $9.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

Years Ended December 31,	2003	2002	2001

Federal income tax at statutory rates	35%	35%	35%
State income taxes, net of federal benefit	2%	1%	2%
Amortization of goodwill	0%	0%	4%
Other	–1%	1%	1%
Effective income tax rate	36%	37%	42%

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates.  The significant components of the Company’s net deferred tax assets and (liabilities) consisted of the following:

December 31, (in thousands)	2003	2002

Benefits from NOL carryforwards	$9,075	$17,560
Benefits from charitable contribution carryforwards	11,929	14,606
Benefits from tax credit carryforwards	3,466	3,466
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	120,118	87,116
Property, equipment and intangible assets	(151,582)	(150,147)
Investments in joint ventures	(39)	(1,438)
Non-compete agreement	4,344	5,792
Unrealized holding gains on securities	(8,234)	(10,432)
Other	2,752	427
Total deferred tax liability, gross	(8,171)	(33,050)
Less valuation allowance	(1,685)	(6,828)
Total deferred tax liability, net	$(9,856)	$(39,878)

A valuation allowance has been established due to the uncertainty of realizing certain net operating loss (NOL) carryforwards and a portion of the other deferred tax assets.  The Company had NOL carryforwards at December 31, 2003 of approximately $0.7 million for federal income tax purposes and an aggregate of approximately $157 million for state income tax purposes.  Due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carryforwards available to offset future taxable income is subject to limitation.  The annual NOL utilization may be further limited if additional changes in ownership occur.  The Company also has research tax credit carryforwards of $2.6 million.  The Company’s NOL and credit carryforwards will begin to expire in 2004, if not utilized.

NOTE 14—Stockholders’ Equity

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

Employee stock purchase plan

The Company currently has an employee stock purchase plan (ESPP) for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of Watson common stock on the effective date of subscription or the date of purchase.  Under the ESPP, employees can authorize the Company to withhold up to 15% of their compensation during any offering period for common stock purchases, subject to certain limitations.  The ESPP was implemented on January 1, 2002 and is qualified under Section 423 of the Internal Revenue Code.  The Board of Directors authorized an aggregate of 500,000 shares of the Company’s common stock for issuance under the ESPP.  As of December 31, 2003, a total of 165,452 shares have been issued under the plan.

Stock option plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders that authorize the granting of options to purchase the Company’s common shares subject to certain conditions.  At December 31, 2003, the Company had reserved 19.3 million of its common shares for issuance upon exercise of options granted or to be granted under these plans.  The options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.  In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies.  The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction.  No additional options or warrants will be granted under any of the assumed plans.

A summary of the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and for the years then ended consisted of the following (shares in thousands):

	Years Ended December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning	12,546	$35.28	12,405	$36.31	7,972	$32.28
Granted	2,548	37.21	1,797	26.33	5,967	40.66
Exercised	(1,344)	25.39	(364)	10.79	(839)	26.98
Cancelled	(892)	41.11	(1,292)	38.61	(695)	41.04
Outstanding, ending	12,858	$36.14	12,546	$35.28	12,405	$36.31
Weighted average fair value of options granted	$14.35		$10.75		$21.49
Options exercisable, end of year	6,250	$34.84	5,586	$31.45	4,097	$26.61

The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$4.06 to $28.15	4,695	5.1	$24.00	2,771	$22.24
$28.25 to $38.92	3,576	7.7	$34.70	1,091	$33.69
$38.94 to $54.48	3,853	7.0	$47.87	2,035	$48.42
$54.50 to $69.33	734	7.0	$59.14	353	$58.96
Total	12,858	6.5	$36.14	6,250	$34.84

NOTE 15—Operating Segments

Watson has two reportable operating segments: branded and generic pharmaceutical products.  The branded products segment includes the Company’s lines of Women’s Health, General Products and Nephrology products.  During 2002, the Company combined its Urology and General and Pain Management Products divisions.  Watson has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer.  This segment includes patent-protected products and trademarked generic products that Watson promotes directly to healthcare professionals as branded pharmaceutical products.  The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Company sells its branded and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

The accounting policies of the operating segments are the same as those described in Note 2.   Watson primarily evaluates the performance of its operating segments based on net revenues and gross profit.  The “other” classification consists primarily of contingent payments received from a legal dispute and revenues from research, development and licensing fees.  The Company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management nor accounted for at the segment level.  Net revenues and gross profit information for the Company’s operating segments consisted of the following (in thousands):

Years Ended December 31,	2003	2002	2001

Net revenues:
Branded pharmaceutical products	$749,195	$649,495	$551,558
Generic pharmaceutical products	659,277	537,450	597,398
Other	49,250	36,253	11,720
Total net revenues	$1,457,722	$1,223,198	$1,160,676
Gross profit:
Branded pharmaceutical products	$572,625	$493,509	$421,049
Generic pharmaceutical products	211,196	121,554	215,698
Other	49,250	36,253	11,720
Total gross profit	$833,071	$651,316	$648,467

NOTE 16—Related Parties

The Company has a manufacturing facility in Corona, California, which is leased from the His-Hsiung Hus Hwa Chao (Chao Family ) Trust I, a related-party.  Lease payments were $420,093, $403,778, and $388,239 in 2003, 2002 and 2001, respectively.

NOTE 17—Commitments and Contingencies

Facility and equipment leases

The Company has entered into operating leases for certain facilities and equipment.  The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage.  Total rental expense for operating leases in 2003, 2002 and 2001 was $12.2 million, $9.7 million and $10.3 million, respectively.

At December 31, 2003, future minimum lease payments under all non-cancelable operating leases consisted of approximately $8.7 million in 2004, $6.7 million in 2005, $5.5 million in 2006, $4.9 million in 2007, $3.1 million in 2008 and $18.5 million thereafter.

Employee retirement plans

The Company maintains certain defined contribution retirement plans covering substantially all employees.  The Company contributes to the plans based upon the employee contributions.  Watson’s contributions to these retirement plans were $5.1 million in the year ended December 31, 2003, and $4.5 million in each of the years ended December 31, 2002 and 2001.

Legal matters

                Phen-fen litigation.  Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (Rugby) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride.  The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death.  As of March 5, 2004, approximately 611 cases were pending against Watson and its affiliates in numerous state and federal courts.  Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions.  The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with us.  Additionally, Watson may have recourse against the manufacturing defendants in these cases.

                Cipro® Litigation.  Beginning in July 2000, a number of suits have been filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws.  Several plaintiffs have filed amended complaints and motions seeking class certification.  As of March 5, 2004, approximately 42 cases had been filed against Watson, Rugby and other Watson entities.  Twenty-two of these actions have been consolidated in the U.S.  District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket  No. 001383).  In May 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants.  Portions of that decision are expected to be appealed.  Other actions are pending in various state courts.  The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®.  The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities.  The courts hearing the cases in Wisconsin and New York have dismissed the actions.  Plaintiffs have appealed the dismissals.  The court hearing the case in California has set the trial for November 8, 2004.  In addition, Watson understands that various state and federal agencies are investigating the allegations made in these actions.  Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.  Discovery is ongoing.

                Buspirone Litigation.  In April 2002, various class and individual plaintiffs, as well as several states, filed complaints or amended complaints against Bristol-Myers Squibb Company (BMS), Watson, and Watson’s subsidiaries Watson Pharma, Inc. (formerly known as Schein Pharmaceutical, Inc.) and Danbury Pharmacal, Inc. (collectively “Schein”).  Most of these actions were consolidated in the buspirone antitrust litigation in the United States District Court for the Southern District of New York.  (In re: Buspirone Antitrust Litigation, MDL Docket No. 1410).  The complaints allege that in 1994 Schein entered into an unlawful agreement with BMS in an attempt to block competition in the buspirone market.  The complaints alleged that BMS paid Schein in exchange for Schein’s agreement not to pursue its attempts to invalidate BMS’ U.S. Patent No. 4,182,763, claiming buspirone, and not to launch a generic version of BMS’ branded product BuSpar®.  The FTC also conducted an investigation into allegations made in these actions.  BMS agreed to defend and indemnify Watson and its affiliates (including Schein) in connection with these claims and investigations.  All of the buspirone lawsuits were settled and dismissed during 2003.  Watson and its subsidiaries obtained a full release of all claims.

Governmental Reimbursement Investigations and Proceedings.  In November 1999, Schein was informed by the U.S. Department of Justice that Schein, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida.  Watson has also learned that an action alleging parallel state law claims may have been filed in California Superior Court; however, Watson does not know if it or any of its affiliates have been named as a party.  Schein has not been served in either qui tam action.  A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option.  Pursuant to applicable federal law, the qui tam actions are under seal and, at this time, no details are available concerning, among other things, the various theories of liability against Schein or the amount of damages sought from Schein.  The Company believes that the qui tam actions relate to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid.  The qui tam actions may seek to recover damages from Schein based on its price reporting practices.  Schein has also received and responded to notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.  On June 26, 2003, Watson received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid.  Watson has produced documents in response to the request.  Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

Beginning in July 2002, Watson and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices of certain products, and that the defendants committed other improper acts in order to increase prices and market shares.  The majority of these actions have been consolidated in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456).  The consolidated amended complaint alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs.  The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs.  On February 24, 2004, the court in the consolidated action granted in part and denied in part the defendants’ motion to dismiss the amended complaint, and authorized the parties to proceed with discovery.  In a related case, on October 1, 2003, an action was filed in the United States District Court for the District of Massachusetts by the Commonwealth of Massachusetts.  (The Commonwealth of Massachusetts v.  Mylan Laboratories, Inc., et al., Civil Action No. 03-cv-11865 (PBS)).  This action names as defendants numerous pharmaceutical companies that are alleged to have sold generic pharmaceutical products, including Watson and Schein. The complaint alleges, among other things, that the defendants’ improper or inaccurate pricing, marketing and rebate calculation practices for specified drug products resulted in false and inflated claims being paid by Massachusetts under its Medicaid program.  That complaint is the subject of a pending motion to dismiss.  These actions, if successful, could adversely affect Watson and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

                FDA Matters  In May 2002, Watson reached an agreement with the U.S. Food and Drug

Administration (FDA) on the terms of a consent decree with respect to its Corona, California manufacturing facility.  The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP).  The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company’s Corona facility.  The consent decree applies only to the Corona facility and not other manufacturing sites.  The decree requires Watson to ensure that its Corona, California facility complies with the FDA’s current Good Manufacturing Practices (cGMP) regulations.  Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year.  In February 2003, and February 2004, respectively, the first and second annual inspections were completed and the independent expert submitted its report of the inspection to the FDA.  In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations.  However, the FDA is not required to accept or agree with the independent expert’s opinion.  If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies.  These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

As a result of FDA actions dating back to 1998, Steris Laboratories, Inc., Watson’s subsidiary acquired in connection with the Schein acquisition, entered into a consent decree with the FDA in October 1998.  Steris operates an injectible manufacturing and distribution facility in Phoenix, Arizona.  Under the terms of the consent decree, Steris was required, among other things, to demonstrate through independent certifications that Steris’ processes, quality assurance and quality control programs, and management controls comply with cGMP regulations.  The consent decree also provided for independent certification of Steris’ management controls, quality assurance and quality control programs and employee cGMP training.  Steris submitted to the FDA a corrective action plan provided for under the consent decree and is implementing the Steris corrective action plan.  In 1999, Steris resumed certain manufacturing and distribution operations under the expedited certification procedures provided in the consent decree.  Under the consent decree, newly manufactured products at the Steris facility were required to undergo certification by independent experts and review by the FDA prior to commercial distribution.  In August 2000, the FDA authorized Steris to monitor its commercial distribution of INFeD® without certification by independent third-party consultants.  In March 2002, the FDA completed an inspection of the Steris facility and found it to be in compliance with cGMP regulations.  In November 2002, the FDA authorized Steris to manufacture and distribute commercial products without batch-by-batch review by an independent third-party consultant or the FDA.  In September 2003, Steris completed the final independent expert inspection required pursuant to the terms of the consent decree.  The inspection found the facility to be in a satisfactory state of good manufacturing practices control.  However, the FDA is not required to accept or agree with the independent expert’s opinion.  If, in the future, the FDA determines that Steris has failed to comply with the consent decree or FDA regulations, including cGMPs, the consent decree allows the FDA to order Steris to take a variety of actions to remedy the deficiencies.  These actions could include ceasing manufacturing and related operations at the Steris facility, and recalling affected products.  Watson is continuing to evaluate divestiture or other alternatives related to the Steris facility.

                Securities Litigation  Beginning in November 2003, several securities class action lawsuits were commenced in the United States District Court for the Central District of California against Watson and certain of its present and former officers and directors.  (City of St. Claire Shores Fire and Police Retirement System v. Watson Pharmaceuticals, Inc., et al. Case No. CV03-8236; Virginia H. Laddey, TR Laddey Living Trust U/A 10/2/85 v. Watson Pharmaceuticals, Inc., et al., Case No. SACV03-1731; Nicholas A. Melaragno v. Watson Pharmaceuticals, Inc., et al., Case No. CV03-9291; and Paul Watford v. Watson Pharmaceuticals, Inc., et al, Case No. CV03-8946).  Additionally, two shareholder derivative actions have been filed in California Superior Court for the County of Riverside. (Philip Orlando v. Allen Chao, et al., Case No. 403717; and Charles Zimmerman v. Allen Chao, et al, Case No. 403715).  These federal and state cases all relate to the drop in the price of the Company’s common stock in November 2001, and allege generally that the Company failed to timely advise investors about matters such as falling inventory valuations, increased competition and manufacturing difficulties, and therefore, that the Company’s published financial statements and public announcements during 2000 and 2001 were false and misleading.  On February 9, 2004 the federal court issued an order consolidating all of the federal actions. In the shareholder derivative actions pending in state court, the parties have agreed that the lead plaintiff will have until April 9, 2004 to file an amended complaint, and that the defendants will have until May 24, 2004 to respond to the amended complaint.  The Company believes that these actions are without merit, and that it has substantial meritorious defenses, and intends to defend the matters vigorously.  However, these actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Department of Health and Human Services Subpoena.  In December 2003, the Company’s subsidiary, Watson Pharma, Inc., received a subpoena from the Office of the Inspector General (OIG) of the Department of Health and Human Services.  The subpoena requested documents relating to physician meetings conducted during 2002 and 2003 related to Watson Pharma’s Ferrlecit® intravenous iron product. Watson Pharma is cooperating with the OIG to provide the requested documents.  However, the Company cannot predict what additional actions, if any, may be taken by the OIG, Department of Health and Human Services, or other governmental entities.

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

SUPPLEMENTARY DATA (UNAUDITED)

Watson’s unaudited quarterly consolidated financial data and market price information are shown below (in thousands, except per share data):

		Fourth Quarter	Third Quarter	Second Quarter	First Quarter

2003
Net revenues		$406,164	$358,756	$355,880	$336,922
Cost of sales		178,343	142,331	154,376	149,601
Gross profit		227,821	216,425	201,504	187,321
Operating expenses		138,085	131,795	115,700	108,578
Provision for income taxes		29,768	29,324	28,902	27,254
Net income		$52,861	$51,459	$50,715	$47,829
Basic earnings per share		$0.49	$0.48	$0.47	$0.45
Diluted earningsper share		$0.48	$0.47	$0.47	$0.44
Market price per share:	High	$50.12	$45.18	$43.57	$31.75
	Low	$37.84	$37.20	$27.70	$26.90
2002
Net revenues		$329,574	$307,860	$300,074	$285,690
Cost of sales		154,184	143,925	138,085	135,687
Gross profit		175,390	163,935	161,989	150,003
Operating expenses		99,219	94,172	93,946	94,076
Provision for income taxes		25,311	23,519	35,213	19,251
Net income		$43,098	$40,657	$59,956	$32,085
Basic earnings per share		$0.41	$0.38	$0.56	$0.30
Diluted earnings per share		$0.40	$0.38	$0.56	$0.30
Market price per share:	High	$30.80	$26.00	$27.43	$33.25
	Low	$22.17	$17.95	$23.00	$25.65