Form 10-Q
period 2004-03-31
WATSON PHARMACEUTICALS INC
filed 2004-05-10
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares outstanding of the Registrant’s only class of common stock as of May 4, 2004 was approximately 108,868,970.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$449,937	$553,353
Marketable securities	18,966	20,368
Accounts receivable, net	214,176	211,174
Inventories	395,788	393,393
Prepaid expenses and other current assets	36,758	38,561
Deferred tax assets	105,171	106,640
Total current assets	1,220,796	1,323,489

Property and equipment, net	435,943	424,995
Investments and other assets	44,028	50,096
Deferred tax assets	26,768	27,130
Product rights and other intangibles, net	983,521	1,001,295
Goodwill	455,595	455,595
Total assets	$3,166,651	$3,282,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$209,576	$215,388
Income taxes payable	40,394	111,982
Deferred revenue	7,592	11,315
Total current liabilities	257,562	338,685

Long-term debt	621,027	722,535
Deferred revenue	9,846	10,767
Other long-term liabilities	9,416	9,641
Deferred tax liabilities	149,039	143,626
Total liabilities	1,046,890	1,225,254

Commitments and contingencies

Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 108,821,900 and 108,330,300 shares outstanding	359	357
Additional paid-in capital	857,522	841,007
Retained earnings	1,248,373	1,201,714
Accumulated other comprehensive income	13,507	14,268
Total stockholders’ equity	2,119,761	2,057,346
Total liabilities and stockholders’ equity	$3,166,651	$3,282,600

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003

Net revenues	$409,658	$336,922
Cost of sales	196,481	149,601
Gross profit	213,177	187,321

Operating expenses:
Research and development	29,681	22,484
Selling, general and administrative	77,411	67,659
Amortization	17,932	18,435
Total operating expenses	125,024	108,578
Operating income	88,153	78,743

Other income (expense):
Equity in earnings (losses) of joint ventures	(1,579)	117
Loss on impairment of assets	(891)	(13,042)
Gain on sales of securities	3,938	1,089
Gain on sale of subsidiary	—	15,676
Loss on early extinguishment of debt	(14,006)	(2,807)
Interest income	1,207	1,242
Interest expense	(3,743)	(5,341)
Other income (expense)	(164)	(594)
Total other income (expense), net	(15,238)	(3,660)

Income before income taxes	72,915	75,083
Provision for income taxes	26,256	27,254
Net income	$46,659	$47,829

Earnings per share:
Basic	$0.43	$0.45
Diluted	$0.42	$0.44

Weighted average shares outstanding:
Basic	108,580	106,942
Diluted	110,780	107,622

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended March 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,659	$47,829
Reconciliation to net cash provided by operating activities:
Depreciation	7,026	6,926
Amortization	17,932	18,435
Deferred income tax benefit (provision)	7,842	(9,019)
Equity in (earnings) losses of joint ventures	1,579	(117)
Gain on sales of securities	(3,938)	(1,089)
Gain on sale of subsidiary	—	(15,676)
Loss on early extinguishment of debt	14,006	2,807
Loss on impairment of assets	891	13,042
Tax benefits from employee stock plans	3,410	50
Mark to market on derivative	(225)	—
Other	218	(1,005)
Changes in assets and liabilities:
Accounts receivable, net	(3,002)	19,292
Inventories	(2,395)	(16,941)
Prepaid expenses and other current assets	1,803	8,071
Accounts payable and accrued expenses	(5,813)	25,996
Deferred revenue	(4,644)	(1,367)
Income taxes payable	(71,588)	(28,172)
Other assets	796	(778)
Total adjustments	(36,102)	20,455
Net cash provided by operating activities	10,557	68,284
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(23,169)	(21,580)
Acquisitions of product rights	(158)	(178,238)
Proceeds from sales of marketable equity securities	4,706	3,829
Proceeds from sale of Halsey note receivable	5,381	—
Proceeds from sale of subsidiary	—	16,368
Other investing activities, net	1,783	1,212
Net cash used in investing activities	(11,457)	(178,409)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs of $14,375	—	560,625
Proceeds from borrowings under revolving credit facility	—	60,000
Principal payments on credit facility	—	(325,940)
Payments to repurchase 1998 Senior Notes	(101,615)	—
Premium paid on 1998 Senior Notes repurchase	(14,006)	—
Principal payments on acquisition liabilities	(2)	(1,009)
Proceeds from stock plans	13,107	1,970
Net cash (used in) provided by financing activities	(102,516)	295,646
Net increase in cash and cash equivalents	(103,416)	185,521
Cash and cash equivalents at beginning of period	553,353	230,155
Cash and cash equivalents at end of period	$449,937	$415,676

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements.  The year end balance sheet was derived from the audited financial statements.  The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented.  Unless otherwise noted, all such adjustments are of a normal, recurring nature.  Certain reclassifications, none of which affected net income or retained earnings, have been made to prior period amounts to conform to current period presentation.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods or for the full year.

Comprehensive income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  Watson’s other comprehensive income (loss) is comprised of unrealized gains (losses) on its holdings of publicly traded equity securities, net of realized gains (losses) included in net income.  The components of comprehensive income and related income taxes consisted of the following (in thousands):

	Three Months Ended March 31,

	2004	2003

Net income	$46,659	$47,829

Other comprehensive income (loss):
Unrealized holding loss on securities	(97)	(2,632)
Less related income taxes	35	1,053
Total unrealized loss on securities, net	(62)	(1,579)

Reclassification for gains (losses) included in net income	(1,091)	11,953
Less related income taxes	392	(4,338)
Total reclassification, net	(699)	7,615
Total other comprehensive income (loss)	(761)	6,036
Total comprehensive income	$45,898	$53,865

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding based on the treasury stock method, assuming the exercise of all in-the-money stock options. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2003

Numerator:
Net income	$46,659	$47,829
Denominator:
Basic weighted average common shares outstanding	108,580	106,942
Effect of dilutive stock options	2,200	680
Diluted weighted average common shares outstanding	110,780	107,622

Basic earnings per share	$0.43	$0.45

Diluted earnings per share	$0.42	$0.44

Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares for the periods reported.  For the three month periods ended March 31, 2004 and 2003, excluded from the computation of diluted earnings per share were stock options to purchase 5.5 million and 9.9 million common shares, respectively.

The effect of approximately 14.4 million shares which would have been issuable upon conversion of the $575 million convertible contingent debentures (as described in Note F) has been excluded from the computation of diluted earnings per share for the three month period ended March 31, 2004 because the conditions that would permit conversion have not been satisfied.

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

Had the Company determined compensation expense for all prior periods using the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2003

Net income	$46,659	$47,829
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,461	5,428
Pro forma net income	$42,198	$42,401

Earnings per share:
Basic - as reported	$0.43	$0.45
Basic - pro forma	$0.39	$0.40

Diluted - as reported	$0.42	$0.44
Diluted - pro forma	$0.38	$0.39

Weighted average shares outstanding:
Basic	108,580	106,942
Diluted	110,780	107,622

The weighted average fair value of the stock options and Employee Stock Purchase Plan (“ESPP”) has been estimated on the date of grant using the Black-Scholes option pricing model. Weighted averages are used because of varying assumed exercise dates.  The weighted average fair value of ESPP granted for the three months ended March 31, 2004 and 2003 was $9.73 per share and $7.63 per share, respectively.  The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

	2004	2003

Dividend yield	None	None
Expected volatility	21%	44%
Risk-free interest rate	3.51%	3.48%
Expected term	5.3 years	5.2 years

The following weighted average assumptions were used for ESPP during the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,

	2004	2003

Dividend yield	None	None
Expected volatility	21%	40%
Risk-free interest rate	3.51%	3.26%
Expected term	6 months	6 months

Recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  The primary objectives of FIN 46 are to provide guidance on the identification of entities which the Company may control through means other than through voting rights (“variable interest entities”) and to determine when and which business enterprise (“primary beneficiary”) should consolidate the variable interest entity.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.  Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures.  Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.  In December 2003, the FASB revised FIN 46 (FIN 46R) to address certain FIN 46 implementation issues.  The revised provisions are applicable no later than the first reporting period ending after March 15, 2004.    The Company adopted FIN 46 and FIN 46R and, based upon the evaluation performed of all interests, have determined the Company does not have any variable interest entities that require consolidation.

In April 2004, the FASB issued FASB Staff Position No. 129-1 (FSP 129-1), “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.”  This FSP requires the disclosure provisions of Statement 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share.  The Company has adopted the disclosure requirements of FSP 129-1 in its Condensed Consolidated Financial Statements.

NOTE B – EQUITY INVESTMENTS

Watson’s equity investments in publicly traded companies are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.  These investments are classified as either current or non-current, as appropriate, on the Company’s Condensed Consolidated Balance Sheets.

Current investments

The Company’s investment in the common stock of Andrx Corporation – Andrx Group (Andrx), publicly traded on the Nasdaq Stock Market under the symbol ADRX, is classified as a current investment and is included in “Marketable securities” on the Company’s Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003.

During the three month period ended March 31, 2004, Watson sold a portion of its shares of its Andrx common stock investment.  During the three month period ended March 31, 2004, Watson sold 150,000 shares of its investment in the common stock of Andrx for proceeds of $4.3 million and recorded a pre-tax gain of $3.9 million.  Realized gains are computed using the specific identification method to determine the cost basis for each investment.  The Company did not sell any of its shares of Andrx during the three month period ended March 31, 2003.

During the three month period ended March 31, 2003, Watson sold 190,000 shares of its investment in the common stock of Dr. Reddy’s Laboratories, Limited (Dr. Reddy) and recorded a pre-tax gain of $1.1 million.  At December 31, 2003 and March 31, 2004, the Company held no shares of Dr. Reddy common stock.

Non-current investments

The Company’s investments in the common stock of Genelabs Technologies, Inc. (Genelabs), NovaDel Pharma Inc., Amarin Corporation plc (Amarin), and warrants to purchase shares of common stock of Halsey Drug Co., Inc. (Halsey) are classified as non-current investments and are included in “Investments and other assets” on the Company’s Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003.  During the period ended March 31, 2004, the Company wrote off its remaining investment in the Halsey warrants, net of proceeds from the sale of its note receivable.

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities (in thousands):

	March 31, 2004	December 31, 2003

Equity securities:
Cost basis	$7,297	$10,556
Gross unrealized holding gain	21,969	23,336
Gross unrealized holding loss	(752)	(716)
Fair value of securities	$28,514	$33,176

Gross unrealized gains primarily relate to our holdings in shares of Andrx common stock.  The gross unrealized holding loss at March 31, 2004 and December 31, 2003 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in Amarin.

The Company’s net unrealized holding gain related to its available-for-sale securities, decreased $760,000 for the three month period ended March 31, 2004.  During the three month period ended March 31, 2003, the Company’s net unrealized holding gain increased $6.0 million.  These changes in the Company’s net unrealized holding gain are included in other comprehensive income.

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

The significant accounting policies of the segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Watson primarily evaluates the performance of its segments based on net revenues and gross profit.  The “other” classification for the three month period ended March 31, 2004 consisted primarily of royalties and revenues from research, development and licensing fees.  The “other” classification for the three month period ended March 31, 2003 consisted primarily of contingent payments received from the settlement of a legal dispute and revenues from research, development and licensing fees.  The Company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, or accounted for at the segment level.  Net revenues and gross profit information for the Company’s segments consisted of the following (in thousands):

	Three Months Ended March 31,

	2004	2003

Net revenues:
Branded pharmaceutical products	$169,381	$183,761
Generic pharmaceutical products	225,017	143,199
Other	15,260	9,962
Total net revenues	$409,658	$336,922
Gross profit:
Branded pharmaceutical products	$123,734	$140,697
Generic pharmaceutical products	74,183	36,662
Other	15,260	9,962
Total gross profit	$213,177	$187,321

NOTE D – INVENTORIES

Inventories consist of finished goods held for distribution, raw materials and work-in-process. At March 31, 2004, finished goods inventories included approximately $11.2 million of products that are pending approval by the Food and Drug Administration (FDA) or have not been launched due to contractual restrictions.  This inventory represents generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already approved and awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31, 2004	December 31, 2003

Raw materials	$120,729	$123,239
Work-in-process	78,805	70,436
Finished goods	196,254	199,718
Total inventories	$395,788	$393,393

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units.  The Company performs this impairment testing annually during the second quarter and when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company’s two reporting units are branded and generic pharmaceutical products.  The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset.

During the second quarter of 2003, Watson performed its annual test for the impairment of goodwill and determined there was no indication of impairment.  There were no additions to goodwill recorded during the three months ended March 31, 2004.  At March 31, 2004 and December 31, 2003, goodwill for the Company’s reporting units consisted of the following (in thousands):

Branded pharmaceutical products	$368,105
Generic pharmaceutical products	87,490
Total goodwill	$455,595

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	March 31, 2004	December 31, 2003

Product rights and related intangibles	$1,282,916	$1,291,311
Less accumulated amortization	(299,395)	(290,016)
Total product rights and related intangibles, net	$983,521	$1,001,295

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $71.5 million in each of the next five years.  The Company’s current product rights and related intangibles have a weighted average useful life of approximately nineteen years.

NOTE F – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Senior unsecured notes, 7.125%, face amount of $150 million, due 2008, net of $776 unamortized discount	$47,609	$149,183
Convertible contingent debentures, face amount of $575 million due 2023, net of $1,634 unamortized discount	573,366	573,297
Other notes payable	52	55
Total debt	$621,027	$722,535
Less current portion	—	—
Total long-term debt	$621,027	$722,535

1998 Senior Notes

In May 1998, Watson issued $150 million of its senior unsecured notes (1998 Senior Notes).  These notes are due in May 2008 but may be redeemed earlier under certain circumstances.  The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.7%.

In February 2004, the Company initiated a tender offer to purchase all of its outstanding 1998 Senior Notes due 2008 and a related consent solicitation.  The Company received tenders of 1998 Senior Notes and deliveries of related consents from holders of approximately 67.74 percent of the $150 million aggregate principal amount of 1998 Senior Notes outstanding or $101.6 million.  We recorded a $14.0 million charge in the first quarter of 2004 related to fees, expenses and premium paid.  As a result, the Company received the required consents to eliminate substantially all of the restrictive covenants of the indenture governing the 1998 Senior Notes and to make certain amendments.  The Company executed and delivered a supplemental indenture setting forth the amendments.

Convertible Contingent Senior Debentures

In March 2003, the Company issued $575 million of convertible contingent senior debentures (CODES).  The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.3%, excluding changes in fair value of the contingent interest derivative.

The CODES are convertible into Watson’s common stock at a conversion price of approximately $40.05 per share (subject to certain adjustments).  The CODES may be converted, at the option of the holders, prior to maturity under any of the following circumstances:

•                  during any quarterly conversion period (period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day in the immediately following fiscal quarter) if the closing sale price per share of Watson’s common stock for a period of at least 20 trading days during the 30 consecutive trading-day period ending on the first day of such conversion period is more than 125% ($50.06) of the conversion price in effect on that thirtieth day;

•                  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at March 31, 2004;

•                  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at March 31, 2004;

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

Credit Facility

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes. Watson’s assets generally are held by, and its operations generally are conducted through, its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  The terms of the new credit facility require each subsidiary, other than minor subsidiaries, to provide full and unconditional guarantees on a joint and several basis. In order to provide subsidiary guarantees in connection with this credit facility, the Company was also required, by the terms of the Indenture for the 1998 Senior Notes, to grant similar subsidiary guarantees in favor of the 1998 Senior Note holders. The subsidiary guarantees related to both the new credit facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  Watson is subject to certain financial and operational covenants, all of which, as of March 31, 2004, the Company was in compliance.  As of March 31, 2004, the Company had not drawn any funds from the revolving credit facility.

NOTE G – FINANCIAL INSTRUMENTS

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.   See Note F for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2004, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Condensed Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Condensed Consolidated Statements of Income.

At March 31, 2004 and 2003, the carrying amount of $4.9 million and $2.0 million respectively, approximated the estimated fair value of the Company’s derivative financial instruments.

During the three month period ended March 31, 2004, the fair value of the Company’s derivative financial instruments decreased $0.2 million.  The change in fair value was recorded as a reduction of interest expense during the respective period.

NOTE H – COMMITMENTS AND CONTINGENCIES

Facility and equipment leases

The Company has entered into operating leases for certain facilities and equipment.  The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage.  Total rental expense for operating leases for the three months ended March 31, 2004 and 2003 were $2.8 million and $2.9 million, respectively.

Future minimum lease payments under all non-cancelable operating leases consist of approximately $8.7 million in 2004, $6.7 million in 2005, $5.5 million in 2006, $4.9 million in 2007 and $21.6 million thereafter.

Employee retirement plans

The Company maintains certain defined contribution retirement plans covering substantially all employees.  The Company contributes to the plans based upon the employee contributions.  Watson’s contributions to these retirement plans for the three months ended March 31, 2004 and 2003 were $1.4 million and $1.5 million, respectively.  The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

Legal matters

See Part II. Item 1. in this Quarterly Report for detail associated with current legal proceedings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of our operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.  This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

During the first quarter of 2004, we experienced strong growth in generic revenues due to new product launches in the fourth quarter of 2003 and the first quarter of 2004.  This growth was offset by lower branded revenues in the Women’s Health and General Products groups, partially as a result of a temporary backorder on one oral contraceptive product, which has since been resolved, and lower Androderm® product sales due to customer stocking in the fourth quarter of 2003 in advance of a December 2003 price increase.

Net Revenues

	Three Months Ended March 31,

($in thousands):	2004	2003	% Change

Net Revenues by Segment:
Branded pharmaceutical products	$169,381	$183,761	(7.8)%
% of total product net revenues	42.9%	56.2%
Generic pharmaceutical products	225,017	143,199	57.1%
% of total product net revenues	57.1%	43.8%
Other	15,260	9,962	53.2%
Total net revenues	$409,658	$336,922	21.6%

Branded Pharmaceutical Products

The decrease in net revenues from our branded pharmaceutical products segment for the three month period was primarily attributable to a decrease in net revenues within our Women’s Health and General Products groups.  During the first quarter of 2004, we experienced an overall decline in our oral contraceptive product line due to a backorder on one product, Microgestin®, and lower sales of our mature products, partially offset by sales of our new TriNessaTM product.  The backorder was related to a packaging issue, which has been resolved.  We have resumed shipments of this product.  We also experienced unit sales declines for our Androderm® testosterone patch compared to the first quarter of 2003 due to customer stocking in the fourth quarter of 2003 in advance of a December 2003 price increase.  These decreases were partially offset by the launches of new products, subsequent to the first quarter of 2003, which represented 14% of total brand sales for the first quarter of 2004.

Although branded pharmaceutical products net revenues declined by 8% in the first quarter of 2004 as compared to the first quarter of 2003, we expect to experience growth for the full year of 2004.  We expect our branded net revenues to be slightly higher in the second quarter of 2004 as compared to the second quarter of 2003 and the first quarter of 2004; we have resumed shipments of our Microgestin® product and we expect customer purchasing of our Androderm® product to normalize in the second quarter of 2004.  In the second half of 2004, we expect branded net revenues to grow as a result of new products and improved sales, based on current prescription trends, of our TriNessaTM, Oxytrol® and Androderm® products.

Generic Pharmaceutical Products

The increase in net revenues from our generic segment was the result of 6 new product launches, including bupropion hydrochloride sustained-release during the first quarter of 2004 and glipizide extended-release and oxycodone acetaminophen during the fourth quarter of 2003, which collectively represented 33% of our total generic net revenues in the first quarter of 2004.  Our nicotine gum product also contributed to the year over year increase.

We expect our recent product launches to continue to contribute to improvements year over year in net revenues from our generic segment.  For the full year of 2004, 27% of our forecasted generic net revenues are expected to come from those products launched in the fourth quarter of 2003 and the first quarter of 2004.

Other revenues

The increase in other revenues in the first quarter of 2004 primarily related to timing of revenue recognition from research and development agreements.  These revenues (including milestone payments) are deferred and recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to the removal of any contingencies for each individual milestone.  Therefore, upon receipt of the milestone payment, a portion of the payment is recognized as revenue based on the cumulative costs incurred for the project as a percentage of the total expected costs of the project.  This method ensures proper matching of revenues and costs.

During the first quarter of 2004, we received revenue from Aventis Pharmaceuticals (Aventis) in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets.  During the first quarter of 2003, other net revenues included contingent payments received from Aventis relating to a litigation settlement.  The final payment relating to this settlement was received from Aventis in the third quarter of 2003.

Net Revenue Mix

Net revenue mix is an important consideration in evaluating the profitability of our business.  Our branded products generally realize higher gross profit margins than our generic products.  Any significant change in our net revenue mix could substantially impact our gross profit, gross margin and the overall profitability of our business.

For the three month period ended March 31, 2004, our net revenue mix was 43% brand and 57% generic, compared to 56% brand and 44% generic for the same period ended March 31, 2003.  This resulted in an overall decline in gross margin, as noted below.

Gross Profit Margin on Product Net Revenues (Gross Margin)

	Three Months Ended March 31,

	2004	2003	Change

Gross Margin by Segment:
Branded pharmaceutical products	73.1%	76.6%	-3.5%
Generic pharmaceutical products	33.0%	25.6%	7.4%
Gross margin on product net revenues	50.2%	54.2%	-4.0%

The decrease in gross margin from our branded segment for the three months ended March 31, 2004 was attributable to a higher portion of total branded sales from in-licensed products, including Necon 7/7/7®, Mononessa® and TriNessa™, which have lower gross margins.

The increase in the gross margin from our generic pharmaceutical products is due to the launch of higher margin products, including oxycodone acetaminophen and glipizide extended release, and increased sales on existing products with higher margins, such as nicotine gum, as well as price increases on certain products subsequent to the first quarter of 2003.  The increase was partially offset by a cost of sales charge of $6.6 million relating to the expiration dating of a portion of inventory on hand of 150 mg. bupropion hydrochloride sustained-release tablets prior to the launch of the product at the end of March 2004.

For the full year of 2004, we expect gross margin from product net revenues to be slightly higher than gross margins experienced in the first quarter of 2004 due to the cost of sales charge for bupropion hydrochloride sustained-release during the first quarter and a net revenue mix that reflects a higher percentage from branded products during the second half of 2004 as compared to the first half of 2004.  Overall gross margins are expected to be approximately 54% for the full year of 2004.

Research and Development (R&D) Expenses

	Three Months Ended March 31,

($in thousands):	2004	2003	% Change

R&D expenses	$29,681	$22,484	32.0%
as% of net revenues	7.2%	6.7%

Research and development expenses increased from the corresponding prior year period due to expanded generic development programs and spending on clinical studies.  We have an increased number of generic products under different stages of development, which account for a significant portion of the increase over the prior year period.  The clinical studies relate to our continued studies with Oxytrol®, a transdermal contraceptive patch, new pain products and additional indications for Ferrlecit®.

We expect research and development expense to increase slightly from first quarter 2004, in line with our estimates of 30% growth for the full year of 2004, as a result of our commitment to increased investment in both our generic and branded product pipelines.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended March 31,

($in thousands):	2004	2003	% Change

SG&A expenses	$77,411	$67,659	14.4%
as% of net revenues	18.9%	20.1%

Selling, general and administrative expenses increased from the corresponding prior year period due to higher spending associated with our Oxytrol® product and marketing expenses related to the expansion of our sales force through our relationship with Ventiv Health Inc., our contract sales organization.

We expect selling, general and administrative expenses to continue to be between 19% and 21% of net revenues for the second quarter of 2004 as well as the full year, depending on the timing of initiation of marketing and other promotional programs.

Equity in Earnings (Losses) of Joint Ventures

	Three Months Ended March 31,

($in thousands):	2004	2003

Equity in earnings (losses) of joint ventures	$(1,579)	$117

The change from the prior year earnings is the result of increased losses from our interest in Somerset Pharmaceuticals, Inc. (Somerset), our joint venture with Mylan Laboratories, Inc.  Somerset obtained an approvable letter in February 2004 for its NDA for EmSam™, a selegeline patch for the treatment of depression.  Somerset continues to incur expenses associated with on going trials, operational costs and the remaining FDA requirements.  In 2004, these expenses are expected to be higher than the prior year.

Gain on Sale of Securities

	Three Months Ended March 31,

($in thousands):	2004	2003

Gain on sale of securities	$3,938	$1,089

Our gain on sale of securities resulted from the sale of 150,000 shares of Andrx common stock in the first quarter of 2004 and the sale of 190,000 shares of Dr. Reddy common stock in the first quarter of 2003.  We no longer hold any shares of common stock of Dr. Reddy.  At March 31, 2004, we held approximately 697,000 shares of Andrx common stock at a fair value of $19.0 million with a gross unrealized holding gain of $17.1 million.  See Note B in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Loss on Early Extinguishment of Debt

	Three Months Ended March 31,

($in thousands):	2003	2002

Loss on early extinguishment of debt	$14,006	$2,807

In February 2004, we repurchased $101.6 million of our 1998 Senior Notes for total consideration of $115.1 million, or a 13% premium over each note’s face value.  As a result of the repurchase, we incurred a $14.0 million charge related to fees, expenses, and the premium paid (as described in Note F).

During the first quarter of 2003, as a result of the retirement of our previous credit facility, we incurred a $2.8 million charge for the unamortized bank fees associated with this credit facility.

Interest Expense

	Three Months Ended March 31,

($in thousands):	2004	2003	% Change

Interest expense	$3,743	$5,341	-29.9%

Interest expense decreased for the three month period ended March 31, 2004 as a result of the repurchase of a portion of our 1998 Senior Notes in February 2004 and increase capitalized interest related to higher balances of capital projects in process.

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

We generated cash in excess of our working capital requirements for the three months ended March 31, 2004.  Our cash flows provided by operations were $10.6 million.  Cash flow from operations was positively impacted primarily by net income.  Cash flow from operations was negatively impacted primarily by the change in balances from December 31, 2003 of income tax payable due to a tax payment of $80 million made in the first quarter of 2004.

Other significant uses of cash for the three months ended March 31, 2004, included the additions to property and equipment ($23.2 million) and the repurchase of $101.6 million of our 1998 Senior Notes (as discussed above and in Note F).  We currently expect to spend between $130 million to $140 million for property and equipment additions for the full year of 2004, of which we expect approximately $21 million to be related to the installation and implementation of our new Enterprise Resource Planning system.

In March 2003, we issued $575 million of convertible contingent senior debentures (CODES) due in 2023.  As of March 31, 2004, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.3%.

In February 2004, we repurchased $101.6 million of our 1998 Senior Notes for total consideration of $115.1 million, or a 13% premium over each note’s face value.  We recorded a charge in the first quarter of 2004 related to fees, expenses and the premium paid of $14.0 million.  Interest expense in 2004 will decline as a result of the repurchase.

In May 2003, we entered into an agreementwith a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes.  As of March 31, 2004, the total $300 million under the revolving credit facility was available to us. Under the terms of the revolving credit facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the new credit facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  We are subject to and, as of March 31, 2004, were in compliance with certain financial and operation covenants under the terms of the credit facility.

Our cash and current marketable securities totaled $468.9 million at March 31, 2004.  The fair value of our current marketable securities may fluctuate significantly due to volatility of the stock market and changes in general economic conditions.  See Item 3 in this Quarterly Report on Form 10-Q.  We believe that our cash and marketable securities balance and our expected cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments.  In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investment, to refinance existing debt, or for general corporate purposes.  If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  The primary objectives of FIN 46 are to provide guidance on the identification of entities which the Company may control through means other than through voting rights (“variable interest entities”) and to determine when and which business enterprise (“primary beneficiary”) should consolidate the variable interest entity.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.  Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures.  Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.  In December 2003, the FASB revised FIN 46 (FIN 46R) to address certain FIN 46 implementation issues.  The revised provisions are applicable no later than the first reporting period ending after March 15, 2004.    The Company adopted FIN 46 and FIN 46R and, based upon the evaluation performed of all interests, have determined the Company does not have any variable interest entities that require consolidation.

In April 2004, the FASB issued FASB Staff Position No. 129-1 (FSP 129-1), “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.”  This FSP requires the disclosure provisions of Statement 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share.  The Company has adopted the disclosure requirements of FSP 129-1 in its Condensed Consolidated Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements.  We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made.  Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to:

•                  our beliefs about future revenue and expense levels and growth rates,

•                  prospects related to our strategic initiatives and business strategies,

•                  express or implied assumptions about government regulatory action or inaction,

•                  anticipated product approvals and launches,

•                  business initiatives and product development activities,

•                  assessments related to clinical trial results,

•                  product performance and competitive environment, and

•                  anticipated financial performance.

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

We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements.  We believe the following important risks, uncertainties and other factors, among others, may affect our actual results:

• the success of our product development activities and uncertainties related to the timing or outcome of these activities;

• the timing and unpredictability of regulatory authorizations and product launches, which is particularly sensitive in our generic business;

• mix of generic and branded product sales and the impact on margins and profitability;

• the outcome of our litigation, and the costs, expenses and possible diversion of management’s time and attention arising from such litigation;

• our ability to retain key personnel;

• our ability to adequately protect our technology and enforce our intellectual property rights;

• our ability to obtain and maintain a sufficient supply of products to meet market demand in a timely manner;

• our dependence on sole source suppliers and the risks associated with production interruptions or supply delays at such third party suppliers or at our own manufacturing facilities;

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

• our dependence on revenues from significant products, in particular, Ferrlecit®, for which 2004 net revenues are expected to be approximately 10% of our total net revenues;

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

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We also may make additional disclosures in our Annual Report on

Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission (SEC).  Please also note that we provided a cautionary discussion of risks and uncertainties under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003.  The factors identified above and those set forth in our SEC filings are the factors that we think could cause our actual results to differ materially from expected results.  Other factors besides those listed here could also adversely affect us.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk).  We have not used derivative financial instruments in our investment portfolio.  The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of March 31, 2004, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $45.0 million.  Of this amount, we had equity-method investments of $16.5 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $28.5 million ($19.0 million that was included in “Marketable securities” and $9.5 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at March 31, 2004, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $7.1 million, $11.4 million and $12.3 million, respectively.

At March 31, 2004, our investment in Andrx consisted of approximately 697,000 shares of Andrx common stock with a fair market value of $19 million.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.   The market price of Andrx common shares has been, and may continue to be volatile.  For example, on March 31, 2004, the final trading day of the quarter, the closing price of Andrx was $27.20.  On May 4, 2004, before the filing of this Form 10-Q, the closing price of Andrx common stock was $23.76.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2004 and 2003 and further reflects the volatility of the stock price:

	High	Low
2004, by quarter
First	$30.87	$23.55

2003, by quarter
First	$16.83	$7.68
Second	$24.20	$11.10
Third	$25.90	$16.32
Fourth	$24.05	$17.00

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our fixed-rate senior unsecured notes approximated their carrying values on March 31, 2004.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2003.  The following is a description of material developments during the period covered by this Quarterly Report and should be read in conjunction with the Annual Report referenced above.

Phen-fen Litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of April 15, 2004, approximately 610 actions were pending against the Company and other Company entities in a number of state and federal courts.  The Company believes that it will be fully indemnified by The Rugby Group’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

FDA Matters.  On April 8, 2004, the United States District Court for the District of Arizona entered an order vacating the Consent Decree of Condemnation and Permanent Injunction previously entered against Steris Laboratories, Inc. and other defendants on October 21, 1998.  The court entered the order upon Steris’ request, which the FDA agreed not to oppose.  The Company is continuing to evaluate divestiture or other alternatives related to the Steris facility.

With respect to the May 2002 consent decree entered against Watson Laboratories, Inc. in connection with the Company’s Corona, California facility, the FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004.  At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility.  The Company intends to submit a response to the FDA that will address the FDA’s observations.  However, the FDA is not required to accept or agree with the Company's responses.  If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.  On April 8, 2004, the plaintiffs in the shareholders derivative action pending in the California Superior Court for the County of Riverside  (Charles Zimmerman v. Allen Chao, etal., Lead Case No. 403715), filed a consolidated complaint, which generally alleges claims that are similar to the previously filed complaints in that action.  The Company is required to respond to this consolidated complaint on or before May 24, 2004.  In the case pending in the United States District Court for the Central District of California (In re Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM), on March 19, 2004, the court entered an order requiring the plaintiffs to file a consolidated complaint by April 23, 2004.  The consolidated complaint generally alleges claims that are similar to the allegations in the previously filed complaints in that action.  The court’s order also set a briefing schedule for the defendants’ motion to dismiss the consolidated complaint.  Pursuant to the court’s order, the defendants are required to file their motion to dismiss the consolidated complaint on or before May 24, 2004, and the hearing on the motion is scheduled for July 26, 2004.

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

(b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

On February 5, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 12, stating that it had issued a news release announcing its financial results for the fourth quarter and full year ended December 31, 2003.

On February 10, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 5, stating that it had commenced a cash tender offer and consent solicitation for all of its $150,000,000 principal amount of 7 1/8 % Senior Notes due 2008.

On March 30, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under Item 5, that the Company’s Board of Directors voted to increase the size of the current Board from 8 to 9 members and appointed Catherine M. Klema to fill the newly created vacancy.

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
R. Todd Joyce
Vice President – Corporate Controller and Treasurer
(Principal Accounting Officer)

Date:  May 10, 2004

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2004

Exhibit No.	Description
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.