Form 10-Q
period 2004-06-30
WATSON PHARMACEUTICALS INC
filed 2004-08-06
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

(951) 493-5300
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

The number of shares outstanding of the Registrant’s only class of common stock as of August 4, 2004 was approximately 109,452,060.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$473,399	$553,353
Marketable securities	19,475	20,368
Accounts receivable, net	210,619	211,174
Inventories	385,119	393,393
Prepaid expenses and other current assets	43,916	38,561
Deferred tax assets	97,291	106,640
Total current assets	1,229,819	1,323,489

Property and equipment, net	447,820	424,995
Investments and other assets	51,189	50,096
Deferred tax assets	26,379	27,130
Product rights and other intangibles, net	971,007	1,001,295
Goodwill	455,595	455,595
Total assets	$3,181,809	$3,282,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$210,673	$215,388
Income taxes payable	46,201	111,982
Deferred revenue	4,399	11,315
Total current liabilities	261,273	338,685

Long-term debt	587,511	722,535
Deferred revenue	11,250	10,767
Other long-term liabilities	6,487	9,641
Deferred tax liabilities	149,043	143,626
Total liabilities	1,015,564	1,225,254

Commitments and contingencies

Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 109,305,400 and 108,330,300 shares outstanding	361	357
Additional paid-in capital	869,520	841,007
Retained earnings	1,283,296	1,201,714
Accumulated other comprehensive income	13,068	14,268
Total stockholders’ equity	2,166,245	2,057,346
Total liabilities and stockholders’ equity	$3,181,809	$3,282,600

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net revenues	$399,368	$355,880	$809,026	$692,802
Cost of sales	198,854	154,376	395,335	303,977
Gross profit	200,514	201,504	413,691	388,825

Operating expenses:
Research and development	42,529	25,701	72,210	48,185
Selling, general and administrative	79,169	72,214	156,580	139,873
Amortization	17,983	17,785	35,915	36,220
Total operating expenses	139,681	115,700	264,705	224,278
Operating income	60,833	85,804	148,986	164,547

Other income (expense):
Equity in earnings (losses) of joint ventures	(1,700)	88	(3,279)	205
Loss on impairment of assets	—	(1,218)	(891)	(14,260)
Gain on sale of securities	—	1,925	3,938	3,014
Gain on sale of subsidiary	—	—	—	15,676
Loss on early extinguishment of debt	(3,746)	—	(17,752)	(2,807)
Interest income	1,015	1,442	2,222	2,684
Interest expense	(1,647)	(7,580)	(5,390)	(12,921)
Other income (expense)	(176)	(844)	(340)	(1,438)
Total other income (expense), net	(6,254)	(6,187)	(21,492)	(9,847)

Income before income taxes	54,579	79,617	127,494	154,700
Provision for income taxes	19,652	28,902	45,908	56,156
Net income	$34,927	$50,715	$81,586	$98,544

Earnings per share:
Basic	$0.32	$0.47	$0.75	$0.92
Diluted	$0.32	$0.47	$0.74	$0.91

Weighted average shares outstanding:
Basic	109,049	107,134	108,839	107,038
Diluted	110,325	108,334	110,616	107,847

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,586	$98,544
Reconciliation to net cash provided by operating activities:
Depreciation	15,075	13,767
Amortization	35,915	36,220
Deferred income tax benefit (provision)	16,434	(19,213)
Equity in (earnings) losses of joint ventures	3,279	(205)
Gain on sales of securities	(3,938)	(3,014)
Gain on sale of subsidiary	—	(15,676)
Loss on early extinguishment of debt	17,752	2,807
Loss on impairment of assets	891	14,260
Tax benefits from employee stock plans	5,854	3,050
Mark to market on derivative	(3,154)	2,000
Other	434	(1,015)
Changes in assets and liabilities:
Accounts receivable, net	555	45,699
Inventories	8,274	(27,999)
Prepaid expenses and other current assets	(5,355)	14,260
Accounts payable and accrued expenses	(4,715)	31,364
Deferred revenue	(6,433)	2,200
Income taxes payable	(65,781)	8,016
Other assets	933	(2,643)
Total adjustments	16,020	103,878
Net cash provided by operating activities	97,606	202,422
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(43,094)	(53,696)
Acquisitions of product rights	(5,627)	(178,468)
Additions to long-term investments	(10,590)	—
Proceeds from sales of marketable equity securities	4,706	7,388
Proceeds from sale of Halsey note receivable	5,381	—
Proceeds from sale of subsidiary	—	16,368
Other investing activities, net	1,983	3,838
Net cash used in investing activities	(47,241)	(204,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs of $14,375	—	560,625
Proceeds from borrowings under revolving credit facility	—	60,000
Principal payments on credit facility	—	(325,940)
Payments to repurchase 1998 Senior Notes	(135,905)	—
Premium paid on 1998 Senior Notes repurchase	(17,072)	—
Principal payments on acquisition liabilities	(5)	(1,012)
Proceeds from stock plans	22,663	14,162
Net cash (used in) provided by financing activities	(130,319)	307,835
Net (decrease) increase in cash and cash equivalents	(79,954)	305,687
Cash and cash equivalents at beginning of period	553,353	230,155
Cash and cash equivalents at end of period	$473,399	$535,842

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$34,927	$50,715	$81,586	$98,544
Other comprehensive income (loss):
Unrealized holding gain (loss) on securities	(686)	17,704	(783)	15,072
Less related income taxes	247	(7,081)	282	(6,029)
Total unrealized gain (loss) on securities, net	(439)	10,623	(501)	9,043

Reclassification for gains (losses) included in net income	—	(707)	(1,092)	11,246
Less related income taxes	—	256	393	(4,082)
Total reclassification, net	—	(451)	(699)	7,164
Total other comprehensive income (loss)	(439)	10,172	(1,200)	16,207
Total comprehensive income	$34,488	$60,887	$80,386	$114,751

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$34,927	$50,715	$81,586	$98,544
Denominator:
Basic weighted average common shares outstanding	109,049	107,134	108,839	107,038
Effect of dilutive stock options	1,276	1,200	1,777	809
Diluted weighted average common shares outstanding	110,325	108,334	110,616	107,847

Basic earnings per share	$0.32	$0.47	$0.75	$0.92

Diluted earnings per share	$0.32	$0.47	$0.74	$0.91

Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares for the periods reported.  For the three month periods ended June 30, 2004 and 2003, excluded from the computation of diluted earnings per share were stock options to purchase 6.5 million and 5.7 million common shares, respectively.  For the six month periods ended June 30, 2004 and 2003, excluded from the computation of diluted earnings per share were stock options to purchase 6.1 million and 7.6 million common shares, respectively.

The effect of approximately 14.4 million shares which would have been issuable upon conversion of the $575 million convertible contingent debentures (as described in Note F) has been excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2004 and 2003, because the conditions that would permit conversion were not satisfied.  However, the Company expects the accounting rules to change with respect to this convertible debt.  The impact of this proposed accounting change would require the Company’s diluted earnings per share to be computed taking into account the shares underlying this convertible debt.

Stock-based compensation

The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  No stock-based employee compensation expense has been recognized for the options in the accompanying condensed consolidated statements of income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has elected to use the intrinsic value method under APB Opinion No. 25 as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” subsequently amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” to account for stock options issued to its employees.  The Company makes pro forma fair value disclosures required by SFAS 123 which reflect the impact of net income and earnings per share had the Company applied the fair value method of accounting for its stock-based awards to employees.  The Company estimates the fair value of its stock-based awards to employees using a Black-Scholes option pricing model.  The pro forma effects on net income and earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$34,927	$50,715	$81,586	$98,544
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,103	4,397	8,592	9,595
Pro forma net income	$30,824	$46,318	$72,994	$88,949

Earnings per share:
Basic - as reported	$0.32	$0.47	$0.75	$0.92
Basic - pro forma	$0.28	$0.43	$0.67	$0.83

Diluted - as reported	$0.32	$0.47	$0.74	$0.91
Diluted - pro forma	$0.28	$0.43	$0.66	$0.82

Weighted average shares outstanding:
Basic	109,049	107,134	108,839	107,038
Diluted	110,325	108,334	110,616	107,847

The weighted average fair value of the stock options and Employee Stock Purchase Plan (“ESPP”) has been estimated on the date of grant using the Black-Scholes option pricing model. Weighted averages are used because of varying assumed exercise dates.  The weighted average fair value of stock options granted for the six months ended June 30, 2004 and 2003 was $13.65 per share and $13.17 per share, respectively.  The weighted average fair value of ESPP granted for the six months ended June 30, 2004 and 2003 was $11.83 per share and $7.63 per share, respectively.  The following weighted average assumptions were used for stock options granted during the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	49%	35%	38%	40%
Risk-free interest rate	3.78%	3.26%	3.78%	3.26%
Expected term	5.1 years	5.1 years	5.2 years	5.2 years

The following weighted average assumptions were used for ESPP during the three and six months ended June 30, 2004 and 2003:

	Three and Six Months Ended June 30,
	2004	2003
Dividend yield	None	None
Expected volatility	38%	40%
Risk-free interest rate	3.78%	3.26%
Expected term	6 months	6 months

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

Current investments

The Company’s investment in the common stock of Andrx Corporation – Andrx Group (Andrx), publicly traded on the Nasdaq Stock Market under the symbol ADRX, is classified as a current investment and is included in “Marketable securities” on the Company’s Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003.

During the six month period ended June 30, 2004, Watson sold 150,000 shares of its investment in the common stock of Andrx for proceeds of $4.3 million and recorded a pre-tax gain of $3.9 million.  Realized gains are computed using the specific identification method to determine the cost basis for each investment.  During the three month and six month periods ended June 30, 2003, Watson sold 70,000 shares of its investment in the common stock of Andrx for proceeds of $1.4 million and recorded a pre-tax gain of $1.2 million.

During the three month period ended June 30, 2003, Watson sold 100,000 shares of its investment in the common stock of Dr. Reddy’s Laboratories, Limited (Dr. Reddy) for proceeds of $2.2 million and recorded a pre-tax gain of $0.7 million.

During the six month period ended June 30, 2003, Watson sold 290,000 shares of its investment in the common stock of Dr. Reddy’s Laboratories, Limited (Dr. Reddy) for proceeds of $6.0 million and recorded a pre-tax gain of $1.8 million.  At December 31, 2003 and June 30, 2004, the Company held no shares of Dr. Reddy common stock.

Non-current investments

The Company’s investments in the common stock of Genelabs Technologies, Inc. (Genelabs), NovaDel Pharma Inc., Amarin Corporation plc (Amarin), and warrants to purchase shares of common stock of Halsey Drug Co., Inc. (Halsey) are classified as non-current investments and are included in “Investments and other assets” on the Company’s Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003.  During the six month period ended June 30, 2004, the Company wrote off its remaining investment in the Halsey warrants, net of proceeds from the sale of its note receivable.

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities (in thousands):

	June 30, 2004	December 31, 2003

Equity securities:
Cost basis	$7,297	$10,556
Gross unrealized holding gain	21,474	23,336
Gross unrealized holding loss	(1,139)	(716)
Fair value of securities	$27,632	$33,176

Gross unrealized gains primarily relate to our holdings in shares of Andrx common stock.  The gross unrealized holding loss at June 30, 2004 and December 31, 2003 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in Amarin.

The Company’s net unrealized holding gain related to its available-for-sale securities decreased $439,000 and $1.2 million for the three and six month periods ended June 30, 2004, respectively.  During the three and six month periods ended June 30, 2003, the Company’s net unrealized holding gain increased $10.2 million and

$16.2 million, respectively.  These changes in the Company’s net unrealized holding gain are included in other comprehensive income.

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

The significant accounting policies of the segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Watson primarily evaluates the performance of its segments based on net revenues and gross profit.  The “other” classification for the three and six month periods ended June 30, 2004 consisted primarily of royalties and revenues from research, development and licensing fees.  The “other” classification for the three and six month periods ended June 30, 2003 consisted primarily of contingent payments received from the settlement of a legal dispute and revenues from research, development and licensing fees.  The Company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, or accounted for at the segment level.  Net revenues and gross profit information for the Company’s segments consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net revenues:
Branded pharmaceutical products	$165,763	$185,901	$335,144	$369,662
Generic pharmaceutical products	224,313	161,267	449,330	304,466
Other	9,292	8,712	24,552	18,674
Total net revenues	$399,368	$355,880	$809,026	$692,802
Gross profit:
Branded pharmaceutical products	$118,093	$144,040	$241,827	$284,737
Generic pharmaceutical products	73,129	48,752	147,312	85,414
Other	9,292	8,712	24,552	18,674
Total gross profit	$200,514	$201,504	$413,691	$388,825

As a result of a recent change in the way we manage certain products and product lines, we are in the process of changing how we report the results of our business segments.  This change will result in a significant shift of product revenues from our branded segment to our generic segment.  In future periods, we expect to classify the bulk of our oral contraceptive products, and certain other products, within our generic segment.  We expect to finalize this change in the third quarter of 2004 and provide prior periods’ segment information based on our new segment reporting structure for comparative purposes.  Management believes this change will better reflect the performance of each segment and help management make more informed decisions about the Company as a whole.

NOTE D – INVENTORIES

Inventories consist of finished goods held for distribution, raw materials and work-in-process. Included in inventory at June 30, 2004 is approximately $12.3 million of inventory that is pending approval by the Food and

Drug Administration (FDA) or has not been launched due to contractual restrictions.  This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Raw materials	$114,130	$123,239
Work-in-process	73,573	70,436
Finished goods	197,416	199,718
Total inventories	$385,119	$393,393

NOTE E – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units.  The Company performs this impairment testing annually during the second quarter and when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company’s two reporting units are branded and generic pharmaceutical products.  The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset.

During the second quarter of 2004, the Company performed its annual test for the impairment of goodwill and determined there was no indication of impairment.  There were no additions to goodwill recorded during the six months ended June 30, 2004.  At June 30, 2004, and December 31, 2003, goodwill for the Company’s reporting units consisted of the following (in thousands):

Branded pharmaceutical products	$368,105
Generic pharmaceutical products	87,490
Total goodwill	$455,595

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	June 30, 2004	December 31, 2003

Product rights and related intangibles	$1,288,374	$1,291,311
Less accumulated amortization	(317,367)	(290,016)
Total product rights and related intangibles, net	$971,007	$1,001,295

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $72 million in each of the next five years.  The Company’s current product rights and related intangibles have a weighted average useful life of approximately nineteen years.

NOTE F – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Senior unsecured notes, 7.125%, face amount of $150 million, due 2008, net of $66 unamortized discount	$14,029	$149,183
Convertible contingent debentures, face amount of $575 million due 2023, net of $1,565 unamortized discount	573,435	573,297
Other notes payable	47	55
Total debt	$587,511	$722,535
Less current portion	—	—
Total long-term debt	$587,511	$722,535

1998 Senior Notes

In May 1998, Watson issued $150 million of its senior unsecured notes (1998 Senior Notes).  These notes are due in May 2008 but may be redeemed earlier under certain circumstances.  The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.3%.

In February 2004, the Company initiated a tender offer to purchase all of its outstanding 1998 Senior Notes and a related consent solicitation.  The Company received tenders of its 1998 Senior Notes and deliveries of related consents from holders of approximately $101.6 million of the $150 million aggregate principal amount of 1998 Senior Notes outstanding.  As a result, the Company received the required consents to eliminate substantially all of the restrictive covenants of the indenture governing the 1998 Senior Notes and to make certain amendments.  The Company executed and delivered a supplemental indenture setting forth the amendments.

In May 2004, the Company acquired an additional $34.3 million of its outstanding 1998 Senior Notes in an open market transaction.  We recorded charges of $14.0 million and $3.7 million in the first and second quarters of 2004, respectively, related to fees, expenses, unamortized discount, and premiums paid for the bond repurchases.

Convertible Contingent Senior Debentures

In March 2003, the Company issued $575 million of convertible contingent senior debentures (CODES).  The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.2%, excluding changes in fair value of the contingent interest derivative.

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

•                  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 30, 2004;

•                  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 30, 2004;

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES.  The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum.  This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance Sheets in other long-term liabilities.  The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES.  Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense.  The current value of this embedded derivative is $2.0 million.

Credit Facility

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes. Watson’s assets generally are held by, and its operations generally are conducted through, its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  The terms of the new credit facility require each subsidiary, other than minor subsidiaries, to provide full and unconditional guarantees on a joint and several basis. In order to provide subsidiary guarantees in connection with this credit facility, the Company was also required, by the terms of the Indenture for the 1998 Senior Notes, to grant similar subsidiary guarantees in favor of the 1998 Senior Note holders. The subsidiary guarantees related to both the new credit facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  Watson is subject to certain financial and operational covenants, all of which, as of June 30, 2004, the Company was in compliance.  As of June 30, 2004, the Company had not drawn any funds from the revolving credit facility.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.  See Note F for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at June 30, 2004, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Condensed Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Condensed Consolidated Statements of Income.

At June 30, 2004 and 2003, the carrying amount of $2.0 million and $3.9 million, respectively, approximated the estimated fair value of the Company’s derivative financial instruments.

During the three and six month periods ended June 30, 2004, the fair value of the Company’s derivative financial instruments decreased $2.9 million and $3.2 million, respectively.  The change in fair value was recorded as a reduction of interest expense during the respective periods.

NOTE H – COMMITMENTS AND CONTINGENCIES

Facility and equipment leases

The Company has entered into operating leases for certain facilities and equipment.  The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage.  Total rental expense for operating leases for the three months ended June 30, 2004 and 2003 were $3.4 million and $3.2 million, respectively.  Total rental expense for operating leases for the six months ended June 30, 2004 and 2003 were $6.2 million and $6.2 million, respectively.

Future minimum lease payments under all non-cancelable operating leases consist of approximately $8.6 million in 2004, $6.7 million in 2005, $5.4 million in 2006, $4.8 million in 2007, and $21.4 million thereafter.

Employee retirement plans

The Company maintains certain defined contribution retirement plans covering substantially all employees.  The Company contributes to the plans based upon the employee contributions.  From time to time, the Company conducts self-audits of the Employees’ 401(k) Profit Sharing Plan (the Plan) to ensure the contributions under the Plan are made in accordance with its terms.  In the first half of 2004, the Company contributed an additional $1.1 million for the year ended December 31, 2003 and has estimated that an additional contribution of $800,000 will be made to fund prior year periods.

Watson’s contributions to these retirement plans for the three and six months ended June 30, 2004 were $2.4 million and $3.8 million, respectively.  Watson’s contributions to these retirement plans for the three and six months ended June 30, 2003 were $1.3 million and $2.8 million, respectively.  The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

Legal matters

The Company is party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2003.  The following is a description of material developments during the period covered by this Quarterly Report and through the filing of this Quarterly Report, and should be read in conjunction with the Annual Report referenced above.

Phen-fen Litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of August 1, 2004, approximately 585 actions were pending against the Company and other Company entities in a number of state and federal courts.  The Company believes that it will be fully indemnified by The Rugby Group’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

Cipro® Litigation.  On May 28, 2004, the defendants, including the Company and certain of its affiliates, filed motions for summary judgment in the consolidated action pending in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Litigation, MDL Docket No. 001383), seeking dismissal of several of the claims asserted by the plaintiffs, including claims alleging violation of the antitrust laws.  On July 9, 2004, the plaintiffs filed oppositions to the defendants’ summary judgment motions, and the direct purchasers filed a cross-motion for partial summary judgment on their claims.  The court has not yet set a hearing date to consider these motions and cross-motion.  On July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification.  Pursuant to the ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class.  The trial court in the case pending in the California Superior Court has continued the trial date until January 24, 2005.  Aventis is continuing to defend and indemnify the Company and its affiliates in connection with these claims.

Governmental Reimbursement Investigations and Proceedings.  On June 10, 2004, the court in the consolidated action pending in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456) dismissed the State of Nevada’s state RICO claim, the State of Montana’s False Claims Act “Best Price” claims, Montana’s Medicaid Fraud Act “Best Price” claims, and Nevada’s “Best Price” Medicaid claims.  On June 3, 2004, the Attorney General of the State of Wisconsin filed an action in the Wisconsin Superior Court against the Company and numerous other pharmaceutical defendants.  On August 4, 2004, the City of New York filed an action in the United States District Court for the Southern District of New York against the Company and numerous other pharmaceutical defendants.  The Wisconsin and City of New York complaints generally allege claims similar to the other actions pending against the defendants, alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices of certain products, and that defendants committed other improper acts in order to increase prices and market shares.  On July 14, 2004, the defendants filed a notice of removal of the Wisconsin action to the United States District Court for the District of Wisconsin, and a notice seeking to have the Wisconsin case transferred to the consolidated action pending in the United States District Court for the District of Massachusetts.  The defendants are required to respond to the Wisconsin complaint by September 15, 2004.

On July 19, 2004, the Company received a civil investigative subpoena from the State of Florida’s Office of the Attorney General, seeking the production of documents regarding the pricing, distribution, marketing and sales of four drugs.  The subpoena seeks production by August 16, 2004.

FDA Matters.  On April 8, 2004, the United States District Court for the District of Arizona entered an order vacating the Consent Decree of Condemnation and Permanent Injunction previously entered against Steris Laboratories, Inc. (Steris) and other defendants on October 21, 1998.  The court entered the order upon Steris’ request, which the FDA agreed not to oppose.  On June 28, 2004, the Company announced that it has elected to retain the Steris facility as part of its continuing operations.

With respect to the May 2002 consent decree entered against Watson Laboratories, Inc. in connection with the Company’s Corona, California facility, in June 2004 the Company submitted its response to the FDA’s inspectional observations, and met with FDA Officials on June 30, 2004 to discuss the Company’s response to the FDA’s inspectional observations made in connection with the inspection conducted by FDA from March 31, 2004 until May 6, 2004.  During the meeting, the Company and FDA discussed the corrective actions the Company has taken, and intends to take, to address the inspectional observations.  The Company believes that its responses, and the commitments made during the June 30, 2004, meeting, address the FDA’s observations.  However, the FDA is not required to accept or agree with the Company’s responses and,or commitments.  If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.  On May 24, 2004, the defendants in the shareholders derivative action pending in the California Superior Court for the County of Riverside (Charles Zimmerman v. Allen Chao, etal., Lead Case No. 403715), filed a demurrer to the consolidated complaint, seeking to have the case dismissed.  On July 7, 2004, the Superior Court entered a stay of all proceedings until January 5, 2005, at which time the court will consider whether to lift the stay of proceedings.  The court deferred ruling on the defendants’ demurrer to the consolidated complaint until after the stay is lifted.  In the action pending in the United States District Court for the Central District of California (In re:  Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM), on May 24, 2004, the defendants moved to dismiss the amended complaint.  On August 2, 2004, the court granted the defendants’ motion to dismiss, and allowed plaintiffs until August 30, 2004 to file an amended complaint.

Hormone Replacement Therapy Litigation.  Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol.  These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots.  As of August 1, 2004, approximately twenty-one cases were pending against Watson and/or its affiliates in state and federal courts.  Many of the cases involve multiple plaintiffs.  Several of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re:  Prempro Products Liability Litigation, MDL Docket No. 1507).  The Company maintains products liability insurance against such claims.  However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business, including, but not limited to, product liability lawsuits.  The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the Company, its results of operations, financial position and/or cash flows.

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

Results of Operations

During the second quarter of 2004, we experienced strong growth in our generic pharmaceutical products segment due to sales of products launched in the fourth quarter of 2003 and in the first quarter of 2004.  These generic product sale gains were offset in part by lower branded segment sales due to lower wholesaler purchases and the impact of customer mix on pricing for certain oral contraceptive products.  Also, we experienced declining sales in our mature pain products within our General Products group.  During the quarter, our investment in research and development increased significantly from prior year levels due to a $10 million milestone payment related to a transaction with Kissei Pharmaceuticals Co., Ltd. to acquire certain rights to a product currently under development to treat benign prostatic hyperplasia, and continuing investment in our product pipeline focusing heavily on our generic segment.

Net Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
($ in thousands):	2004	2003	Change	2004	2003	Change

Net Revenues by Segment:
Branded pharmaceutical products	$165,763	$185,901	(10.8)%	$335,144	$369,662	(9.3)%
% of total product net revenues	42.5%	53.5%		42.7%	54.8%
Generic pharmaceutical products	224,313	161,267	39.1%	449,330	304,466	47.6%
% of total product net revenues	57.5%	46.5%		57.3%	45.2%
Other	9,292	8,712	6.7%	24,552	18,674	31.5%
Total net revenues	$399,368	$355,880	12.2%	$809,026	$692,802	16.8%

Branded Pharmaceutical Products

The decrease in net revenues from our branded pharmaceutical products segment for the three and six months period was primarily attributable to lower oral contraceptive sales within our Women’s Health group as well as lower sales of certain pain products within our General Products group.  We expect sales within our branded segment to increase slightly during the second half of 2004 due to higher projected sales of our Oxytrol® product based upon expected script trends and the launch of a new branded oral contraceptive product.

Generic Pharmaceutical Products

The increase in net revenues from our generic segment was the result of new product launches subsequent to second quarter 2003, including bupropion hydrochloride sustained-release tablets during the first and second quarters of 2004 and glipizide extended-release tablets and oxycodone with acetaminophen tablets during the fourth quarter of 2003.

We expect our recent product launches and future product launches to continue to contribute to improvements year over year in net revenues from our generic segment.  However, we expect our generic segment revenues in the second half of 2004 to have a modest decline from first half sales levels due to competitive pricing pressures on certain products.

Other revenues

Other revenues in the second quarter of 2004 remained relatively the same year over year.  Other revenues for the six month period increased primarily due to timing of revenue recognition from research and development agreements.  Revenues recognized from research, development and licensing agreements (including milestone payments) are deferred and recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to the removal of any contingencies for each individual milestone.  We recognize this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

During the first half of 2004, we received revenue from Aventis Pharmaceuticals (Aventis) in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets.  We expect our revenues associated with the sale of ciprofloxacin to decline significantly by the fourth quarter of this year as several additional companies launch competitive products into the ciprofloxacin market.  During the first quarter of 2003, other net revenues included contingent payments received from Aventis relating to a litigation settlement.  The final payment relating to this settlement was received from Aventis in the third quarter of 2003.

Net Revenue Mix

Net revenue mix is an important consideration in evaluating the profitability of our business.  Our branded products generally realize higher gross profit margins than our generic products.  Any significant change in our net revenue mix could substantially impact our gross profit, gross margin and the overall profitability of our business.

For the three month period ended June 30, 2004, our net revenue mix was 42% brand and 58% generic, compared to 54% brand and 46% generic for the same period ended June 30, 2003.  For the six month period ended June 30, 2004, our net revenue mix was 43% brand and 57% generic, compared to 55% brand and 45% generic for the same period ended June 30, 2003.  Our decline in brand revenues as a percentage of total revenues contributed to the overall decline in gross margin, as noted below.  We expect our revenue mix during the second half of 2004 to be approximately even with the revenue mix during the first half, disregarding for this comparison any change in how we report the results of our business segments.  In future periods, we expect to classify the bulk of our oral contraceptive products, and certain other products, within our generic segment.  Upon implementing this change, we expect our net revenue mix during second half of 2004 to be weighted more heavily toward the generic division.

Gross Profit Margin on Product Net Revenues (Gross Margin)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change

Gross Margin by Segment:
Branded pharmaceutical products	71.2%	77.5%	-6.3%	72.2%	77.0%	(4.8)%
Generic pharmaceutical products	32.6%	30.2%	2.4%	32.8%	28.1%	4.7%
Gross margin on product net revenues	49.0%	55.5%	-6.5%	49.6%	54.9%	(5.3)%

The decrease in gross margin from our branded segment for the three and six months ended June 30, 2004 was primarily due to increases in branded sales from certain in-licensed oral contraceptive products which have lower gross margins than products we own.  Branded margins also were impacted by lower sales of certain high margin pain products.

The increase in the gross margin from our generic pharmaceutical products for the three and six months ended June 30, 2004 is due to the launch of higher margin products, including oxycodone acetaminophen and glipizide extended release tablets, as well as price increases on certain products subsequent to the second quarter of 2003.

For the second half of 2004, we expect gross margins from product net revenues to improve slightly from first half levels due to increased sales of certain higher margin brand and generic products.  Margins in the second half of the year will also improve from first half levels due to lower expected inventory write-offs as compared to the first half of 2004.

Research and Development (R&D) Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2004	2003	% Change	2004	2003	% Change

R&D expenses	$42,529	$25,701	65.5%	$72,210	$48,185	49.9%
as % of net revenues	10.6%	7.2%		8.9%	7.0%

Research and development expenses increased from the corresponding prior year periods due to expanded generic development programs and a $10 million milestone payment to Kissei Pharmaceutical Co., Ltd.  We have an increased number of generic products under different stages of development, which account for a significant portion of the increase over the prior year period.

The $10 million milestone payment to Kissei Pharmaceutical Co., Ltd. relates to our acquisition of certain rights to its product for the treatment of the signs and symptoms of benign prostatic hyperplasia (BPH).

We expect research and development expense to increase approximately 35% for the full year of 2004, as compared to the full year of 2003.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2004	2003	% Change	2004	2003	% Change

SG&A expenses	$79,169	$72,214	9.6%	$156,580	$139,873	11.9%
as % of net revenues	19.8%	20.3%		19.4%	20.2%

Selling, general and administrative expenses increased from the corresponding prior year periods due to higher spending associated with the Oxytrol® product launch and marketing expenses.

During the third quarter of 2004, as a result of our decision to focus our brand specialty business on the urology and nephrology therapeutic areas, we terminated our contract with Ventiv Health, Inc., the contract sales organization we have used to promote Oxytrol® in the primary care area.  As a result of the termination of this agreement and other operating expense reductions consummated in connection with our decision to focus our brand business on the urology and nephrology therapeutic areas, SG&A spending during the second half of 2004 is expected to be lower than first half spending levels.  In connection with this restructuring, we expect to incur a charge during the third quarter of approximately $10 million for severance and other restructuring related expenses.  Including this restructuring charge, we expect selling, general and administrative expenses for the full year of 2004 to be approximately 19% of revenues.

Equity in Earnings (Losses) of Joint Ventures

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands):	2004	2003	2004	2003

Equity in earnings (losses) of joint ventures	$(1,700)	$88	$(3,279)	$205

The change from the prior year earnings is the result of increased losses from our interest in Somerset Pharmaceuticals, Inc. (Somerset), our joint venture with Mylan Laboratories, Inc.  Somerset obtained an approvable letter in February 2004 for its NDA for EmSam™, a selegeline patch for the treatment of depression.  Somerset continues to incur expenses associated with on-going trials, operational costs and the remaining FDA requirements.

Gain on Sale of Securities

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands):	2004	2003	2004	2003

Gain on sale of securities	$—	$1,925	$3,938	$3,014

For the six month period ended June 30, 2004, the gain on sale of securities resulted from the sale of 150,000 shares of Andrx common stock in the first quarter of 2004.  For the three month period ended June 30, 2003, the gain resulted from the sale of 100,000 shares of Dr. Reddy common stock and 70,000 shares of Andrx common stock.  For the six month period ended June 30, 2003, the gain resulted from the sale of 290,000 shares of Dr. Reddy common stock and 70,000 shares of Andrx common stock.

At June 30, 2004, we held approximately 697,000 shares of Andrx common stock at a fair value of $19.5 million with a gross unrealized holding gain of $17.7 million.  We no longer hold shares of common stock of Dr. Reddy. See Note B in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Loss on Early Extinguishment of Debt

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands):	2004	2003	2004	2003

Loss on early extinguishment of debt	$3,746	$—	$17,752	$2,807

During the first half of 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, or a 12% premium over each note’s face value.  As a result of the repurchase, we incurred $14.0 million and $3.7 million charges related to fees, expenses, unamortized discount, and the premiums paid in the first and second quarters of 2004, respectively (as described in Note F).

During the first quarter of 2003, as a result of the retirement of our previous credit facility, we incurred a $2.8 million charge for the unamortized bank fees associated with the credit facility.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands):	2004	2003	% Change	2004	2003	% Change

Interest expense	$1,647	$7,580	-78.3%	$5,390	$12,921	-58.3%

Interest expense decreased for the three and six month periods ended June 30, 2004 as a result of the repurchase of a portion of our 1998 Senior Notes in February and May 2004, a decrease in the fair value of the derivative, and increased capitalized interest related to higher balances of capital projects in process.

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

We generated cash in excess of our working capital requirements for the six months ended June 30, 2004.  Our cash flows provided by operations were $97.6 million.  Cash flow from operations was positively impacted primarily by net income.  Cash flow from operations was negatively impacted primarily by the change in balances from December 31, 2003 of income tax payable due to a tax payment of $80 million made in the first quarter of 2004.

Other significant uses of cash for the six months ended June 30, 2004, included the additions to property and equipment ($43.1 million) and the repurchase of $135.9 million of our 1998 Senior Notes (as discussed above and in Note F).  We currently expect to spend between $110 million to $120 million for property and equipment additions for the full year of 2004, of which we expect approximately $21 million to be related to the installation and implementation of our new Enterprise Resource Planning system, approximately $20 million to be related to the construction of a new distribution facility, and the remaining expenditures to be related to plant improvements and expansion.

In March 2003, we issued $575 million of convertible contingent senior debentures (CODES) due in 2023.  As of June 30, 2004, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.2%.

In February and May 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, or a 12% premium over each note’s face value.  We recorded $14.0 million and $3.7 million charges in the first quarter and second quarter of 2004 related to fees, expenses, unamortized discount, and premiums paid.  Interest expense in 2004 will decline as a result of the repurchase.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes.  As of June 30, 2004, the total $300 million under the revolving credit facility was available to us. Under the terms of the revolving credit facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the new credit facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  We are subject to, and, as of June 30, 2004, were in compliance with certain financial and operation covenants under the terms of the credit facility.

Our cash and current marketable securities totaled $492.9 million at June 30, 2004.  The fair value of our current marketable securities may fluctuate significantly due to volatility of the stock market and changes in general economic conditions.  See Item 3 in this Quarterly Report on Form 10-Q.  We believe that our cash and marketable securities balance and our expected cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments.  In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes.  If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

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

Under Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the EITF has reached a tentative conclusion that contingently convertible debt instruments (Co-Cos) should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met.  Additionally, prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus, which may be effective for reporting periods ending after December 15, 2004.  If the tentative conclusion is adopted by the EITF, it will require the addition of approximately 14.4 million shares associated with the conversion of our $575 million convertible contingent debentures to the number of shares outstanding for the calculation of diluted earnings per share for all reported periods.

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

• our dependence on revenues and gross profit from significant products, in particular, Ferrlecit®, for which 2004 net revenues are expected to be approximately 9% of our total net revenues, and 16% of our gross profit.  Our regulatory exclusivity on our Ferrlecit® product will expire in August 2004.  If a generic version of Ferrlecit® is approved by the FDA, or if our revenues on Ferrlecit® significantly decline for other reasons, it could have a material adverse impact on our results of operations, financial conditions and cash flows;

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

Investment Risk

As of June 30, 2004, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $52.8 million.  Of this amount, we had equity-method investments of $4.8 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $27.6 million ($19.5 million that was included in “Marketable securities” and $8.1 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at June 30, 2004, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $6.9 million, $11.1 million and $13.8 million, respectively.

At June 30, 2004, our investment in Andrx consisted of approximately 697,000 shares of Andrx common stock with a fair market value of $19.5 million.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.   The market price of Andrx common shares has been, and may continue to be, volatile.  For example, on June 30, 2004, the final trading day of the quarter, the closing price of Andrx was $27.93.  On August 4, 2004, before the filing of this Form 10-Q, the closing price of Andrx common stock was $23.85.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2004 and 2003 and further reflects the volatility of the stock price:

	High	Low
2004, by quarter
First	$30.87	$23.55
Second	$29.35	$22.24

2003, by quarter
First	$16.83	$7.68
Second	$24.20	$11.10
Third	$25.90	$16.32
Fourth	$24.05	$17.00

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our fixed-rate senior unsecured notes approximated their carrying values on June 30, 2004.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2003.  The following is a description of material developments during the period covered by this Quarterly Report and through the filing of this Quarterly Report and should be read in conjunction with the Annual Report referenced above.

Phen-fen Litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of August 1, 2004, approximately 585 actions were pending against the Company and other Company entities in a number of state and federal courts.  The Company believes that it will be fully indemnified by The Rugby Group’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

Cipro® Litigation.  On May 28, 2004, the defendants, including the Company and certain of its affiliates, filed motions for summary judgment in the consolidated action pending in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Litigation, MDL Docket No. 001383), seeking dismissal of several of the claims asserted by the plaintiffs, including claims alleging violation of the antitrust laws.  On July 9, 2004, the plaintiffs filed oppositions to the defendants’ summary judgment motions, and the direct purchasers filed a cross-motion for partial summary judgment on their claims.  The court has not yet set a hearing date to consider these motions and cross-motion.  On July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification.  Pursuant to the ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class.  The trial court in the case pending in the California Superior Court has continued the trial date until January 24, 2005.  Aventis is continuing to defend and indemnify the Company and its affiliates in connection with these claims.

Governmental Reimbursement Investigations and Proceedings.  On June 10, 2004, the court in the consolidated action pending in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456) dismissed the State of Nevada’s state RICO claim, the State of Montana’s False Claims Act “Best Price” claims, Montana’s Medicaid Fraud Act “Best Price” claims, and Nevada’s “Best Price” Medicaid claims.  On June 3, 2004, the Attorney General of the State of Wisconsin filed an action in the Wisconsin Superior Court against the Company and numerous other pharmaceutical defendants.  On August 4, 2004, the City of New York filed an action in the United States District Court for the Southern District of New York against the Company and numerous other pharmaceutical defendants.  The Wisconsin and City of New York complaints generally allege claims similar to the other actions pending against the defendants, alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices of certain products, and that defendants committed other improper acts in order to increase prices and market shares.  On July 14, 2004, the defendants filed a notice of removal of the Wisconsin action to the United States District Court for the District of Wisconsin, and a notice seeking to have the Wisconsin case transferred to the consolidated action pending in the United States District Court for the District of Massachusetts.  The defendants are required to respond to the Wisconsin complaint by September 15, 2004.

On July 19, 2004, the Company received a civil investigative subpoena from the State of Florida’s Office of the Attorney General, seeking the production of documents regarding the pricing, distribution, marketing and sales of four drugs.  The subpoena seeks production by August 16, 2004.

FDA Matters.    On April 8, 2004, the United States District Court for the District of Arizona entered an order vacating the Consent Decree of Condemnation and Permanent Injunction previously entered against Steris Laboratories, Inc. (Steris) and other defendants on October 21, 1998.  The court entered the order upon Steris’ request, which the FDA agreed not to oppose.  On June 28, 2004, the Company announced that it has elected to retain the Steris facility as part of its continuing operations.

With respect to the May 2002 consent decree entered against Watson Laboratories, Inc. in connection with the Company’s Corona, California facility, in June 2004 the Company submitted its response to the FDA’s inspectional observations, and met with FDA Officials on June 30, 2004 to discuss the Company’s response to the FDA’s inspectional observations made in connection with the inspection conducted by FDA from March 31, 2004 until May 6, 2004.  During the meeting, the Company and FDA discussed the corrective actions the Company has taken, and intends to take, to address the inspectional observations.  The Company believes that its responses, and the commitments made during the June 30, 2004, meeting, address the FDA’s observations.  However, the FDA is not required to accept or agree with the Company’s responses and/or commitments.  If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.  On May 24, 2004, the defendants in the shareholders derivative action pending in the California Superior Court for the County of Riverside (Charles Zimmerman v. Allen Chao, etal., Lead Case No. 403715), filed a demurrer to the consolidated complaint, seeking to have the case dismissed.  On July 7, 2004, the Superior Court entered a stay of all proceedings until January 5, 2005, at which time the court will consider whether to lift the stay of proceedings. The Court deferred ruling on the defendants’ demurrer to the consolidated complaint until the stay is lifted.  In the action pending in the United States District Court for the Central District of California (In re:   Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM), on May 24, 2004, the defendants moved to dismiss the amended complaint.  On August 2, 2004, the court granted the defendants’ motion to dismiss, and allowed plaintiffs until August 30, 2004 to file an amended complaint.

Hormone Replacement Therapy Litigation.  Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol.  These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots.  As of August 1, 2004, approximately twenty one cases were pending against Watson and/or its affiliates in state and federal courts.  Many of the cases involve multiple plaintiffs.  Several of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re:  Prempro Products Liability Litigation, MDL Docket No. 1507).  The Company maintains products liability insurance against such claims.  However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business, including, but not limited to, product liability lawsuits.  The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the Company, its results of operations, financial position and/or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 17, 2004, the following proposals were set before the stockholders for their vote:

PROPOSAL ONE: Election of three directors to hold office until the 2007 Annual Meeting:

DIRECTORS - CLASS III	Votes For	Votes Withheld

Allen Chao, Ph.D.	89,426,920	2,347,840
Michel J. Feldman	89,684,123	2,090,637
Fred G. Weiss	89,781,999	1,992,761

The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are the following:

Term expiring in 2005:  Class I directors are Michael J. Fedida, Albert F. Hummel, and Catherine Klema.

Term expiring in 2006:  Class II directors are Ronald R. Taylor, Andrew L. Turner, and Jack Michelson.

PROPOSAL TWO: Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2004:

For	85,747,817
Against	5,277,393
Abstain	749,550
Broker non-votes	—

PROPOSAL THREE: Stockholder proposal regarding maximum compensation and changing equity compensation from stock options to restricted stock for senior executives.

For	5,346,042
Against	68,877,425
Abstain	1,152,829
Broker non-votes	16,398,464

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 34.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

On April 28, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Item 12, that it had issued a news release announcing its financial results for the quarter ended March 31, 2004.

On June 28, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting, under Items 5 and 12, that it had issued a news release announcing several initiatives as a result of an extensive strategic and operational review of its business, and had issued a news release providing an update to its financial estimates for the second quarter and full year 2004.

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

Date:  August 6, 2004

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2004

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