Form 10-Q
period 2004-09-30
WATSON PHARMACEUTICALS INC
filed 2004-11-05
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares outstanding of the Registrant’s only class of common stock as of November 2, 2004 was approximately 109,502,360.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$595,219	$553,353
Marketable securities	13,578	20,368
Accounts receivable, net	230,102	211,174
Inventories	340,147	393,393
Prepaid expenses and other current assets	29,294	38,561
Deferred tax assets	96,737	106,640
Total current assets	1,305,077	1,323,489

Property and equipment, net	433,031	424,995
Investments and other assets	46,353	50,096
Deferred tax assets	22,042	27,130
Product rights and other intangibles, net	908,589	1,001,295
Goodwill	455,595	455,595
Total assets	$3,170,687	$3,282,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$179,705	$215,388
Income taxes payable	62,490	111,982
Deferred revenue	7,029	11,315
Total current liabilities	249,224	338,685

Long-term debt	587,583	722,535
Deferred revenue	12,060	10,767
Other long-term liabilities	5,815	9,641
Deferred tax liabilities	133,765	143,626
Total liabilities	988,447	1,225,254

Commitments and contingencies

Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 109,484,300 and 108,330,300 shares outstanding	361	357
Additional paid-in capital	873,283	841,007
Retained earnings	1,297,941	1,201,714
Accumulated other comprehensive income	10,655	14,268
Total stockholders’ equity	2,182,240	2,057,346
Total liabilities and stockholders’ equity	$3,170,687	$3,282,600

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net revenues	$408,018	$358,756	$1,217,044	$1,051,558
Cost of sales	202,508	142,331	597,843	446,308
Gross profit	205,510	216,425	619,201	605,250

Operating expenses:
Research and development	34,261	26,428	106,471	74,613
Selling, general and administrative	80,578	87,547	237,158	227,420
Amortization	18,040	17,820	53,955	54,040
Total operating expenses	132,879	131,795	397,584	356,073
Operating income	72,631	84,630	221,617	249,177

Other income (expense):
Equity in earnings (losses) of joint ventures	(810)	(68)	(4,089)	137
Loss on impairment of assets	(50,894)	(1,605)	(51,785)	(15,865)
Gain on sale of securities	1,799	2,496	5,737	5,510
Gain on sale of subsidiary	—	—	—	15,676
Loss on early extinguishment of debt	—	—	(17,752)	(2,807)
Interest income	1,504	1,603	3,726	4,287
Interest expense	(3,681)	(5,980)	(9,071)	(18,901)
Other income (expense)	2,327	(293)	1,987	(1,731)
Total other expense, net	(49,755)	(3,847)	(71,247)	(13,694)

Income before income taxes	22,876	80,783	150,370	235,483
Provision for income taxes	8,235	29,324	54,143	85,480
Net income	$14,641	$51,459	$96,227	$150,003

Earnings per share:
Basic	$0.13	$0.48	$0.88	$1.40
Diluted	$0.13	$0.47	$0.87	$1.38

Weighted average shares outstanding:
Basic	109,442	107,762	109,041	107,282
Diluted	109,739	109,658	110,262	108,459

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,227	$150,003
Reconciliation to net cash provided by operating activities:
Depreciation	24,357	20,683
Amortization	53,955	54,040
Deferred income tax benefit (provision)	7,305	(15,460)
Equity in (earnings) losses of joint ventures	4,089	(137)
Gain on sales of securities	(5,737)	(5,510)
Gain on sale of property and equipment	(2,383)	—
Gain on sale of subsidiary	—	(15,676)
Loss on early extinguishment of debt	17,752	2,807
Loss on impairment of assets	51,785	15,865
Tax benefits from employee stock plans	6,070	4,750
Mark to market on derivative	(3,826)	2,057
Other	346	(826)
Changes in assets and liabilities:
Accounts receivable, net	(18,928)	54,112
Inventories	53,246	(51,789)
Prepaid expenses and other current assets	9,267	5,891
Accounts payable and accrued expenses	(35,685)	40,332
Deferred revenue	(2,993)	18,005
Income taxes payable	(49,492)	19,713
Other assets	2,305	(933)
Total adjustments	111,433	147,924
Net cash provided by operating activities	207,660	297,927
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(59,033)	(104,542)
Acquisitions of product rights	(7,349)	(179,303)
Additions to long-term investments	(10,590)	—
Proceeds from sale of property and equipment	23,809	—
Proceeds from sales of marketable equity securities	6,753	12,122
Proceeds from sale of Halsey note receivable	5,381	—
Proceeds from sale of subsidiary	—	16,368
Distribution from equity investments	—	13,500
Other investing activities, net	2,009	3,944
Net cash used in investing activities	(39,020)	(237,911)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of issuance costs of $14,375	—	560,625
Proceeds from borrowings under revolving credit facility	—	60,000
Principal payments on credit facility	—	(325,940)
Payments to repurchase 1998 Senior Notes	(135,905)	—
Premium paid on 1998 Senior Notes repurchase	(17,072)	—
Principal payments on acquisition liabilities	(7)	(1,012)
Proceeds from stock plans	26,210	26,174
Net cash (used in) provided by financing activities	(126,774)	319,847
Net increase in cash and cash equivalents	41,866	379,863
Cash and cash equivalents at beginning of period	553,353	230,155
Cash and cash equivalents at end of period	$595,219	$610,018

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$14,641	$51,459	$96,227	$150,003

Other comprehensive income (loss):
Unrealized holding gain (loss) on securities	(3,242)	1,598	(4,026)	16,670
Less related income taxes	1,167	(641)	1,449	(6,670)
Total unrealized gain (loss) on securities, net	(2,075)	957	(2,577)	10,000

Reclassification for gains (losses) included in net income	(527)	(891)	(1,619)	10,355
Less related income taxes	189	323	583	(3,759)
Total reclassification, net	(338)	(568)	(1,036)	6,596
Total other comprehensive income (loss)	(2,413)	389	(3,613)	16,596
Total comprehensive income	$12,228	$51,848	$92,614	$166,599

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Numerator:
Net income	$14,641	$51,459	$96,227	$150,003
Denominator:
Basic weighted average common shares outstanding	109,442	107,762	109,041	107,282
Effect of dilutive stock options	297	1,896	1,221	1,177
Diluted weighted average common shares outstanding	109,739	109,658	110,262	108,459

Basic earnings per share	$0.13	$0.48	$0.88	$1.40

Diluted earnings per share	$0.13	$0.47	$0.87	$1.38

Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares for the periods reported.  For the three month periods ended September 30, 2004 and 2003, excluded from the computation of diluted earnings per share were stock options to purchase 11.3 million and 4.4 million common shares, respectively.  For the nine month periods ended September 30, 2004 and 2003, excluded from the computation of diluted earnings per share were stock options to purchase 6.8 million and 6.3 million common shares, respectively.

The effect of approximately 14.4 million shares which would have been issuable upon conversion of the $575 million convertible contingent debentures (as described in Note F) has been excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2004 and

2003, because the conditions that would permit conversion were not satisfied.  However, the accounting rules will change with respect to this convertible debt beginning in the fourth quarter of 2004 for all reported periods.  Absent any modifications to the terms of the convertible contingent debentures, this accounting change will require the Company’s diluted earnings per share to be computed taking into account the shares issuable upon conversion of this convertible debt.

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

The Company has elected to use the intrinsic value method under APB Opinion No. 25 as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” subsequently amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” to account for stock options issued to its employees.  The Company makes pro forma fair value disclosures required by SFAS No. 123 which reflect the impact of net income and earnings per share had the Company applied the fair value method of accounting for its stock-based awards to employees.  The Company estimates the fair value of its stock-based awards to employees using the Black-Scholes option pricing model.  The pro forma effects on net income and earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$14,641	$51,459	$96,227	$150,003
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,229	5,591	9,820	15,044
Pro forma net income	$13,412	$45,868	$86,407	$134,959

Earnings per share:
Basic - as reported	$0.13	$0.48	$0.88	$1.40
Basic - pro forma	$0.12	$0.43	$0.79	$1.26

Diluted - as reported	$0.13	$0.47	$0.87	$1.38
Diluted - pro forma	$0.12	$0.42	$0.78	$1.24

Weighted average shares outstanding:
Basic	109,442	107,762	109,041	107,282
Diluted	109,739	109,658	110,262	108,459

The weighted average fair value of the stock options and Employee Stock Purchase Plan (ESPP) has been estimated on the date of grant using the Black-Scholes option pricing model. Weighted averages are used because of varying assumed exercise dates.  The weighted average fair value of stock options granted for the nine months ended September 30, 2004 and 2003 was $11.35 per share and $14.25 per share, respectively.  The weighted average fair value of ESPP granted for the nine months ended September 30,

2004 and 2003 was $8.69 per share and $8.93 per share, respectively.   The following weighted average assumptions were used for stock options granted during the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Dividend yield	None	None	None	None
Expected volatility	35%	36%	33%	38%
Risk-free interest rate	3.84%	3.40%	3.78%	3.38%
Expected term	5.4 years	5.3 years	5.4 years	5.3 years

The following weighted average assumptions were used for ESPP during the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September		Nine Months Ended September
	2004	2003	2004	2003

Dividend yield	None	None	None	None
Expected volatility	35%	35%	36%	37%
Risk-free interest rate	3.84%	3.49%	3.81%	3.38%
Expected term	6 months	6 months	6 months	6 months

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  The primary objectives of FIN 46 are to provide guidance on the identification of entities which the Company may control through means other than through voting rights (“variable interest entities”) and to determine when and which business enterprise (“primary beneficiary”) should consolidate the variable interest entity.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.  Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures.  Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.  In December 2003, the FASB revised FIN 46 (FIN 46R) to address certain FIN 46 implementation issues.  The revised provisions are applicable no later than the first reporting period ending after March 15, 2004.  The Company adopted FIN 46 and FIN 46R and determined the Company does not have any variable interest entities that require consolidation nor any material entities that require disclosure.

In April 2004, the FASB issued FASB Staff Position No. 129-1 (FSP 129-1), “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.”  FSP 129-1 requires the disclosure provisions of Statement 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share.  The Company has adopted the disclosure requirements of FSP 129-1 in its Condensed Consolidated Financial Statements.

In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Under EITF Issue No. 04-8, contingently convertible debt instruments (Co-Cos) should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met.  Additionally, prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus, which is effective for reporting periods ending after December 15, 2004.  Absent any modifications to the terms of the Co-Cos, the Company will be required to add approximately 14.4 million shares associated with the conversion of our $575 million convertible contingent debentures to the number of shares outstanding for the calculation of diluted earnings per share for all reported periods.

In September 2004, EITF reached a final consensus on EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  Under EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated into a reportable segment if aggregation is consistent with the objective and basic principles of FASB Statement No. 131, the segments have similar economic characteristics, and the segments share a majority of the other aggregation criteria as defined by FASB Statement No. 131, paragraph 17.  EITF Issue No. 04-10 is effective for fiscal years ending after October 13, 2004.  The corresponding information for earlier periods, including interim periods, shall be restated unless it is impractical to do so.  Restatement of previously issued financial statements is required.  The Company is currently assessing the impact of EITF Issue No. 04-10.

NOTE B – EQUITY INVESTMENTS

Watson’s equity investments in publicly traded companies are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.  These investments are classified as either current or non-current, as appropriate, on the Company’s Condensed Consolidated Balance Sheets.

Current investments

The Company’s investment in the common stock of Andrx Corporation (Andrx), publicly traded on the Nasdaq Stock Market under the symbol ADRX, is classified as a current investment and is included in “Marketable securities” on the Company’s Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.

During the three month period ended September 30, 2004, Watson sold 90,000 shares of its investment in the common stock of Andrx for proceeds of $2.0 million and recorded a pre-tax gain of $1.8 million.  During the nine month period ended September 30, 2004, Watson sold 240,000 shares of its investment in the common stock of Andrx for proceeds of $6.3 million and recorded a pre-tax gain of $5.7 million.  Realized gains are computed using the specific identification method to determine the cost basis for each investment.  During the three month period ended September 30, 2003, Watson sold 47,000 shares of its investment in the common stock of Andrx for proceeds of $1.0 million and recorded a pre-tax gain of $0.9 million.  During the nine month period ended September 30, 2003, Watson sold 117,000 shares of its investment in the common stock of Andrx for proceeds of $2.4 million and recorded a pre-tax gain of $2.0 million.

During the three month period ended September 30, 2003, Watson sold 146,228 shares of its investment in the common stock of Dr. Reddy’s Laboratories, Limited (Dr. Reddy) for proceeds of $3.7 million and recorded a pre-tax gain of $1.6 million.

During the nine month period ended September 30, 2003, Watson sold 436,228 shares of its investment in the common stock of Dr. Reddy for proceeds of $9.7 million and recorded a pre-tax gain of $3.5 million.  At December 31, 2003 and September 30, 2004, the Company held no shares of Dr. Reddy common stock.

Non-current investments

The Company’s investments in the common stock of Genelabs Technologies, Inc. (Genelabs), NovaDel Pharma Inc., Amarin Corporation plc (Amarin), and warrants to purchase shares of common stock of Halsey Drug Co., Inc. (Halsey) are classified as non-current investments and are included in “Investments and other assets” on the Company’s Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.  During the nine month period ended September 30, 2004, the Company wrote off its remaining investment in the Halsey warrants, net of proceeds from the sale of its note receivable (as described in Note H).

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities (in thousands):

	September 30, 2004	December 31, 2003

Equity securities:
Cost basis	$5,777	$10,556
Gross unrealized holding gain	16,833	23,336
Gross unrealized holding loss	—	(716)
Fair value of securities	$22,610	$33,176

Gross unrealized gains primarily relate to our holdings in shares of Andrx common stock.  The gross unrealized holding loss at December 31, 2003 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in Amarin.  The Company wrote down its investment in Amarin during the third quarter of 2004 (as described in Note H).

The Company’s net unrealized holding gain related to its available-for-sale securities decreased $2.4 million and $3.6 million for the three and nine month periods ended September 30, 2004, respectively.  During the three and nine month periods ended September 30, 2003, the Company’s net unrealized holding gain increased $0.4 million and $16.6 million, respectively.  These changes in the Company’s net unrealized holding gain are included in other comprehensive income.

NOTE C – OPERATING SEGMENTS

Watson has two reportable operating segments: branded and generic pharmaceutical products.  The branded products segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its branded product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer.  This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as branded pharmaceutical products.  The generic products segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Company sells its branded and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

Beginning July 1, 2004, as a result of a change in the way the Company manages certain products and product lines, the Company reclassified the product revenues from the bulk of its oral contraceptive products in Women’s Health and certain other products in General Products from the branded segment to the generic segment.  Prior to July 1, 2004, the branded products segment included the Company’s lines of Women’s Health, General Products and Nephrology products.  Effective July 1, 2004, we no longer report the results of Women’s Health and General Products as separate groups and have included these results in our Specialty Products group.  Details on this change in reporting, including a reclassification of prior periods, were disclosed in the Company’s Form 8-K dated October 20, 2004.  All historical results provided in this Quarterly Report reflect this reclassification.

The significant accounting policies of the segments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Watson primarily evaluates the performance of its segments based on net revenues and gross profit.  The “other” classification for the three and nine month periods ended September 30, 2004 consisted primarily of royalties and revenues from research, development and licensing fees.  The “other” classification for the three and nine month periods ended September 30, 2003 consisted primarily of contingent payments received from the settlement of a legal dispute and revenues from research, development and licensing fees.  The Company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, or accounted for at the segment level.  Net revenues and gross profit information for the Company’s segments, as restated, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net revenues:
Branded pharmaceutical products	$97,572	$102,091	$270,458	$300,660
Generic pharmaceutical products	303,337	236,757	914,925	712,316
Other	7,109	19,908	31,661	38,582
Total net revenues	$408,018	$358,756	$1,217,044	$1,051,558
Gross profit:
Branded pharmaceutical products	$77,528	$80,548	$213,186	$230,908
Generic pharmaceutical products	120,873	115,969	374,354	335,760
Other	7,109	19,908	31,661	38,582
Total gross profit	$205,510	$216,425	$619,201	$605,250

NOTE D – INVENTORIES

Inventories consist of finished goods held for distribution, raw materials and work-in-process. Included in inventory at September 30, 2004 is approximately $11.3 million of inventory that is pending approval by the Food and Drug Administration (FDA) or has not been launched due to contractual restrictions.  This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30, 2004	December 31, 2003

Raw materials	$105,501	$123,239
Work-in-process	70,569	70,436
Finished goods	164,077	199,718
Total inventories	$340,147	$393,393

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

During the second quarter of 2004, the Company performed its annual test for the impairment of goodwill and determined there was no indication of impairment.  There were no additions to goodwill recorded during the nine months ended September 30, 2004.  At September 30, 2004, and December 31, 2003, goodwill for the Company’s reporting units consisted of the following (in thousands):

Branded pharmaceutical products	$368,105
Generic pharmaceutical products	87,490
Total goodwill	$455,595

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	September 30, 2004	December 31, 2003

Product rights and related intangibles	$1,243,996	$1,291,311
Less accumulated amortization	(335,407)	(290,016)
Total product rights and related intangibles, net	$908,589	$1,001,295

At the end of third quarter 2004, the Company recognized a $46.1 million impairment charge relating to its Tri-Norinyl® product rights as a result of a competitor’s introduction to the market of a generic version of the Tri-Norinyl® oral contraceptive tablets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluated the recoverability of its Tri-Norinyl® product rights and determined that future estimated undiscounted cash flows were below the carrying amount of the underlying product rights.  As a result of this evaluation, the Company adjusted the carrying value of the product rights to its estimated fair value of $13.8 million.  The Company estimated the fair value of its Tri-Norinyl® product rights based on forecasted cash flows, discounted by an interest rate used for evaluating product right acquisitions.

Product rights and related intangibles include the intangible asset related to our Ferrlecit® product.  Regulatory exclusivity on our Ferrlecit® product expired in August, 2004.  During the third quarter of 2004, we submitted a second Citizen’s Petition to the FDA requesting that the FDA refuse to accept for review any Abbreviated New Drug Application (ANDA) referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®.  This petition follows the first petition we submitted in February, 2004, requesting the FDA refuse to approve any ANDA referencing Ferrlecit®, unless a generic applicant can establish that the process used to produce the product is same as the process used for producing Ferrlecit®, and that the physiochemical characteristics are the same as Ferrlecit®.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately

$71 million in 2004 and $69 million in each of the next four years.  The Company’s current product rights and related intangibles have a weighted average useful life of approximately nineteen years.

NOTE F – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30, 2004	December 31, 2003

Senior unsecured notes, 7.125%, face amount of $14 million and $150 million as of September 30, 2004 and December 31, 2003, respectively, due 2008, net of unamortized discount	$14,033	$149,183
Convertible contingent debentures, face amount of $575 million due 2023, net of unamortized discount	573,504	573,297
Other notes payable	46	55
Total debt	$587,583	$722,535
Less current portion	—	—
Total long-term debt	$587,583	$722,535

1998 Senior Notes

In May 1998, Watson issued $150 million of its senior unsecured notes (1998 Senior Notes).  The 1998 Senior Notes are due in May 2008 but may be redeemed earlier under certain circumstances.  The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 8.2%.

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

In May 2004, the Company acquired an additional $34.3 million of its outstanding 1998 Senior Notes in an open market transaction.  The Company recorded charges of $14.0 million and $3.7 million in the first and second quarters of 2004, respectively, related to fees, expenses, unamortized discount, and premiums paid for the bond repurchases.

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

•                  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 30, 2004;

•                  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 30, 2004;

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES.  The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum.  This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance Sheets in other long-term liabilities.  The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES.  Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense.  The current value of this embedded derivative is $1.3 million.

Credit Facility

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes. Watson’s assets generally are held by, and its operations generally are conducted through, its subsidiaries.

Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  The terms of the credit facility require each subsidiary, other than minor subsidiaries, to provide full and unconditional guarantees on a joint and several basis. In order to provide subsidiary guarantees in connection with this credit facility, the Company was also required, by the terms of the Indenture for the 1998 Senior Notes, to grant similar subsidiary guarantees in favor of the 1998 Senior Note holders. The subsidiary guarantees related to both the credit facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  Watson is subject to certain financial and operational covenants, all of which, as of September 30, 2004, the Company was in compliance.  As of September 30, 2004, the Company had not drawn any funds from the revolving credit facility.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.  See Note F for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at September 30, 2004, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Condensed Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Condensed Consolidated Statements of Income.

At September 30, 2004 and December 31, 2003, the carrying amount of $1.3 million and $5.1 million, respectively, approximated the estimated fair value of the Company’s derivative financial instruments.

During the three and nine month periods ended September 30, 2004, the fair value of the Company’s derivative financial instruments decreased $0.7 million and $3.8 million, respectively.  The change in fair value was recorded as a reduction of interest expense during the respective periods.

NOTE H – IMPAIRMENT OF SECURITIES

At September 30, 2004, investments and other assets included an investment in 400,000 American Depository Receipts of Amarin, classified as an available-for-sale security, with a fair market value of $348,000.  During the third quarter of 2004, management determined that an other-than-temporary decline in the fair value of its Amarin investment existed.  As a result, the Company recognized a $1.1 million impairment charge in earnings during the third quarter of 2004.

During the third quarter of 2004, management determined that an other-than-temporary decline in the fair value of its cost method investments in Trylon Corporation (Trylon) and Mithra Bioindustry Co., Ltd. (Mithra) existed.  As a result, asset impairment charges of $1.3 million for Trylon and $2.3 million for Mithra were recorded and recognized in earnings. Additionally, during the first quarter of 2004, the Company wrote off its remaining investment in the Halsey warrants, net of proceeds from the sale of its note receivable.

NOTE I – COMMITMENTS AND CONTINGENCIES

Facility and equipment leases

The Company has entered into operating leases for certain facilities and equipment.  The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage.  Total rental expense for operating leases for the three months ended September 30, 2004 and 2003 were $2.5 million and $3.2 million, respectively.  Total rental expense for operating leases for the nine months ended September 30, 2004 and 2003 were $8.7 million and $9.3 million, respectively.

Future minimum lease payments under all non-cancelable operating leases consist of approximately $2.9 million for the remainder of 2004, $7.2 million in 2005, $5.5 million in 2006, $4.8 million in 2007, and $21.4 million thereafter.

Employee retirement plans

The Company maintains certain defined contribution retirement plans covering substantially all employees.  The Company contributes to the plans based upon the employee contributions.  From time to time, the Company conducts self-audits of the Employees’ 401(k) Profit Sharing Plan (the Plan) to ensure the contributions under the Plan are made in accordance with its terms.  In the first half of 2004, the Company contributed an additional $1.1 million for the year ended December 31, 2003 and has estimated that an additional contribution of $0.6 million will be made to fund prior year periods.

Watson’s contributions to these retirement plans for the three and nine months ended September 30, 2004 were $1.6 million and $5.5 million, respectively.  Watson’s contributions to these retirement plans for the three and nine months ended September 30, 2003 were $1.4 million and $4.2 million, respectively.  The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

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

Phen-fen Litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of November 1, 2004, approximately 500 actions were pending against the Company and other Company entities in a number of state and federal courts.  The Company believes that it will be fully indemnified by The Rugby Group’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

Cipro® Litigation.  On September 27, 2004, the defendants, including the Company and certain of its affiliates, filed motions for summary judgment in the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), seeking dismissal of all the claims asserted by the plaintiffs.  The plaintiffs’ opposition briefs are due on November 15, 2004.  Defendants’ reply briefs are due on December 3, 2004, and a hearing on the defendants’ motions is set for December 17, 2004.  Aventis is continuing to defend and indemnify the Company and its affiliates in connection with these claims.

Governmental Reimbursement Investigations and Proceedings.  On July 26, 2004, the Attorney General of the State of Wisconsin filed a motion to remand the Wisconsin case from the United States District Court back to the Wisconsin Superior Court.  On October 5, 2004, the United States District Court for the District of Wisconsin granted the motion, and ordered the case remanded to the Wisconsin Superior Court.  (State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County)  Pursuant to the parties’ agreement, the defendants are not required to respond to the complaint until at least November 10, 2004.

On August 16, 2004, the Company produced certain documents to the State of Florida Office of the Attorney General in response to a civil investigative subpoena seeking the production of documents regarding the pricing, distribution, marketing and sales of four drugs.  The Company is in discussions with the Office of the Attorney General regarding production of additional responsive documents on mutually agreeable terms.

On August 17, 2004, the Company and numerous other pharmaceutical companies received a letter from the Department of Audit and Control for Albany County, New York, inviting the parties to meet with representatives of Albany County to discuss drug pricing reimbursement issues in connection with Albany County’s consideration of whether to file a lawsuit alleging claims similar to the pending actions.  To date no meeting with representatives of Albany County has been scheduled.

FDA Matters.  With respect to the May 2002 consent decree entered against Watson Laboratories, Inc. in connection with the Company’s Corona, California facility, in September, 2004, the FDA replied to the Company’s June, 2004, response to the FDA’s investigational observations, and the corrective actions outlined during the Company’s June 30, 2004 meeting with the FDA.  In its reply, the FDA requested additional information concerning the Company’s responses to certain of the investigational observations made in connection with the inspection conducted by FDA from March 31, 2004 until May 6, 2004, and the corrective actions the Company has taken and intends to take.  The FDA also advised the Company that it intends to conduct a follow-up inspection in the near future.  The Company responded to the FDA’s September, 2004, correspondence in October, 2004.  The Company believes that its responses, and the corrective actions it has taken and intends to take, address the FDA’s observations.  However, the FDA is not required to accept or agree with the Company’s responses and/or commitments.  If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.  On August 30, 2004, the lead plaintiff in the consolidated action pending in the United States District Court for the Central District of California (In re:  Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM), notified the court that it did not intend to file an amended complaint in response to the court’s order granting the defendants’ motion to dismiss the plaintiff’s previous complaint.  On September 2, 2004, the District Court entered a judgment of dismissal in favor of the defendants.  On October 1,

2004, one of the non-lead plaintiffs in the consolidated action filed a Notice of Appeal of the dismissal of the action with the United States Court of Appeals for the Ninth Circuit.  (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791)  The defendants have not yet responded to the Notice of Appeal.

Hormone Replacement Therapy Litigation.  With respect to the hormone replacement therapy product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed.  As of November 1, 2004, approximately 50 cases were pending against Watson and/or its affiliates in state and federal courts.  Many of the cases involve multiple plaintiffs.  The Company maintains products liability insurance against such claims.  However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, investigations and proceedings, and litigation and arbitration matters that arise from time to time in the ordinary course of business, including, but not limited to, product liability lawsuits.  The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the Company, its results of operations, financial position and/or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of our operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.  This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and under “Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Beginning July 1, 2004, as a result of a change in the way we manage certain products and product lines, we reclassified the product revenues from the bulk of our oral contraceptive products in Women’s Health and certain other products in General Products from the branded segment to the generic segment.  Prior to July 1, 2004, our branded products segment included the Company’s lines of Women’s Health, General Products and Nephrology products.  Effective July 1, 2004, we no longer report the results of Women’s Health and General Products as separate groups and have included these results in our Specialty Products group.  Details on this change in reporting, including a reclassification of prior periods, were disclosed in our Form 8-K dated October 20, 2004.  All historical results provided in this Quarterly Report reflect this reclassification.

During the third quarter of 2004, we experienced strong growth in our generic pharmaceutical products segment as compared to the prior year due to sales of products launched subsequent to the third quarter of 2003.  Brand revenues experienced a slight decline from the prior year period.  Our research and development expenses increased 30% in the third quarter of 2004 compared to the corresponding prior period as we continue to invest in our generic pipeline.

Expenses in the third quarter of 2004 included a $46.1 million asset impairment charge related to our Tri-Norinyl® product rights, as disclosed in our Form 8-K dated October 20, 2004, and an $8.5 million restructuring charge associated with the organizational changes announced on June 28, 2004.  Of this $8.5 million restructuring charge, research and development incurred a $2.2 million charge, and selling, general and administrative incurred a $6.3 million charge.

Net Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2004	2003	% Change	2004	2003	% Change

Net Revenues by Segment:
Branded pharmaceutical products	$97,572	$102,091	(4.4)%	$270,458	$300,660	(10.0)%
% of total product net revenues	24.3%	30.1%		22.8%	29.7%
Generic pharmaceutical products	303,337	236,757	28.1%	914,925	712,316	28.4%
% of total product net revenues	75.7%	69.9%		77.2%	70.3%
Other	7,109	19,908	(64.3)%	31,661	38,582	(17.9)%
Total net revenues	$408,018	$358,756	13.7%	$1,217,044	$1,051,558	15.7%

Branded Pharmaceutical Products

The decrease in net revenues for the three and nine month periods of 2004 from 2003 periods was primarily due to lower sales of certain products within our Specialty Products group including our branded oral contraceptive products.  We expect sales during the fourth quarter within our branded segment to remain consistent with third quarter levels.

Generic Pharmaceutical Products

The increase in net revenues from our generic segment for the three and nine month periods of 2004 over 2003 periods was the result of new product launches subsequent to the third quarter of 2003, including mint nicotine gum during the third quarter of 2004, bupropion hydrochloride sustained-release tablets during the first and second quarters of 2004, and glipizide extended-release tablets, additional strengths of oxycodone with acetaminophen tablets, and Trinessa™ during the fourth quarter of 2003.

We expect sales during the fourth quarter within our generic segment to be up slightly from third quarter levels.

Other revenues

Other revenues decreased in the third quarter of 2004 as compared to the prior year period because we received no royalties in the third quarter of 2004 from Aventis Pharmaceuticals (Aventis) in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets.  Other revenues for the nine month period of 2004 decreased from the prior year period due to the absence of quarterly contingent payments during 2004 from a litigation settlement with Aventis.  The final payment relating to this settlement was received from Aventis in the third quarter of 2003.

Other revenues for the three and nine month periods of both years include revenue recognized from research and development agreements.  Revenues recognized from research, development and licensing agreements (including milestone payments) are deferred and recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to the removal of any contingencies for each individual milestone.  We recognize this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

Net Revenue Mix

Net revenue mix is an important consideration in evaluating the profitability of our business.  Our branded products generally realize higher gross profit margins than our generic products.  Any significant change in our net revenue mix could substantially impact our gross profit, gross margin and the overall profitability of our business.

For the three month period ended September 30, 2004, our net revenue mix was 24% brand and 76% generic, compared to 30% brand and 70% generic for the same period ended September 30, 2003.  For the nine month period ended September 30, 2004, our net revenue mix was 23% brand and 77% generic, compared to 30% brand and 70% generic for the same period ended September 30, 2003.  We expect our revenue mix for the fourth quarter of 2004 to be consistent with the third quarter of 2004.

Gross Profit Margin (Gross Margin)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Change	2004	2003	Change

Overall Consolidated Gross Margin	50.4%	60.3%	(9.9)%	50.9%	57.6%	(6.7)%

Gross Margin by Segment:
Branded pharmaceutical products	79.5%	78.9%	0.6%	78.8%	76.8%	2.0%
Generic pharmaceutical products	39.8%	49.0%	(9.2)%	40.9%	47.1%	(6.2)%
Gross margin on product net revenues	49.5%	58.0%	(8.5)%	49.6%	55.9%	(6.3)%

Overall consolidated gross margin for the three and nine months ended September 30, 2004 decreased compared to the same periods in 2003 partially due to the decrease of Other revenues in the third quarter of 2004.

Gross margin on product net revenues for the three and nine months ended September 30, 2004 decreased compared to the same periods in 2003 primarily due to a decline in gross margins in our generic pharmaceutical products.  Our generic segment margin declined due to higher sales of in-licensed distributed products which generally have lower gross margins.  Additionally, increased competition resulted in lower pricing on certain generic products.

We expect our gross margins for the fourth quarter to remain consistent with the third quarter of 2004.

Research and Development (R&D) Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2004	2003	% Change	2004	2003	% Change

R&D expenses	$34,261	$26,428	29.6%	$106,471	$74,613	42.7%
as% of net revenues	8.4%	7.4%		8.7%	7.1%

R&D expenses for the three and nine months ended September 30, 2004 increased from the corresponding prior year periods due to expanded generic development programs.  We have an increased number of generic products under different stages of development, which account for a significant portion of the increase over the prior year period.  Additionally, R&D expenses included a $2.2 million restructuring charge recorded in the third quarter of 2004.

Included in R&D expenses for the nine month period ended September 30, 2004 was a $10 million milestone payment to Kissei Pharmaceutical Co., Ltd.  for the acquisition of certain rights to its product for the treatment of the signs and symptoms of benign prostatic hyperplasia (BPH).

We expect research and development expense for the fourth quarter to remain consistent with third quarter levels.

Selling, General and Administrative (SG&A) Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2004	2003	% Change	2004	2003	% Change

SG&A expenses	$80,578	$87,547	(8.0)%	$237,158	$227,420	4.3%
as% of net revenues	19.7%	24.4%		19.5%	21.6%

SG&A expenses decreased in the third quarter of 2004 as compared to the corresponding prior year period due to cost reduction realized by the termination of our contract sales force agreement with Ventiv Health, Inc. during the third quarter of 2004 and a workforce reduction in our sales and marketing area as a result of our decision to focus our brand specialty business on urology and nephrology therapeutic areas.  The restructuring charge of $6.3 million recorded in the third quarter of 2004 partially offset the decrease in SG&A expenses.

We expect SG&A expense in the fourth quarter 2004 to decrease from the corresponding prior year period as we realize the full savings from the termination of our contract with Ventiv Health, Inc.  We expect selling, general and administrative expenses for the full year of 2004 to be approximately 19% of revenues.

Equity in Earnings (Losses) of Joint Ventures

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands):	2004	2003	2004	2003

Equity in earnings (losses) of joint ventures	$(810)	$(68)	$(4,089)	$137

The increase in our equity losses of joint ventures for the three and nine month periods ended September 30, 2004 is the result of increased losses from our interest in Somerset Pharmaceuticals, Inc. (Somerset), our joint venture with Mylan Laboratories, Inc.  Somerset obtained an approvable letter in February 2004 for its New Drug Application (NDA) for EmSam™, a selegeline patch for the treatment of depression.  Somerset continues to incur expenses associated with on-going trials, operational costs and the remaining Food and Drug Administration (FDA) requirements.  Somerset is in negotiation with a potential licensee to grant rights to market and sell EmSam™ upon final FDA approval.

The income from our interest in ANCIRC Pharmaceuticals, a joint venture with Andrx Corporation (Andrx), partially offset the losses from our joint venture in Somerset.

Loss on Impairment of Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands):	2004	2003	2004	2003

Loss on impairment of assets	$50,894	$1,605	$51,785	$15,865

We recognized a $46.1 million impairment charge relating to our Tri-Norinyl® product rights as a result of the announcement of an Abbreviated New Drug Application (ANDA) approval and introduction of a generic version of the Tri-Norinyl® oral contraceptive tablets by a competitor in the market at the end of the third quarter of 2004.

Also during the third quarter of 2004, we recorded investment impairment related charges of $4.8 million related to the write-down of our investments in various securities.  During the first quarter of 2004, we wrote off the remaining investment in the warrants to purchase shares of common stock of Halsey Drug Co., Inc., net of proceeds from the sale of its note receivable.

In 2003, we wrote down our investments and recorded impairment charges of $13.0 million in our Genelabs Technologies, Inc. investment in the first quarter, $1.2 million related to our Amarin Corporation plc (Amarin) investment in the second quarter, and $1.6 million in Halsey warrants in the third quarter.

Gain on Sale of Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands):	2004	2003	2004	2003

Gain on sale of securities	$1,799	$2,496	$5,737	$5,510

For the three and nine month periods ended September 30, 2004, the gain on sale of securities primarily resulted from the sale of the Company’s investment in the common stock of Andrx.  For the three and nine month periods ended September 30, 2003, the gain on sale of securities resulted from the sale of shares of Andrx and the Company’s investment in the common stock of Dr. Reddy’s Laboratories, Limited (Dr. Reddy) (see Note B in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

At September 30, 2004, we held approximately 607,000 shares of Andrx common stock at a fair value of $13.6 million with a gross unrealized holding gain of $12.0 million.  We no longer hold shares of common stock of Dr. Reddy.

Loss on Early Extinguishment of Debt

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands):	2004	2003	2004	2003

Loss on early extinguishment of debt	$—	$—	$17,752	$2,807

During the first half of 2004, we repurchased $135.9 million of our senior unsecured notes issued in May 1998 (1998 Senior Notes) for total consideration of $152.5 million, or a 12% premium over each note’s face value.  As a result of the repurchase, we incurred charges of $14.0 million and $3.7 million related to fees, expenses, unamortized discount, and the premiums paid in the first and second quarters of 2004, respectively (as described in Note F in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

During the first quarter of 2003, as a result of the retirement of our previous credit facility, we incurred a $2.8 million charge for the unamortized bank fees associated with the credit facility.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands):	2004	2003	% Change	2004	2003	% Change

Interest expense	$3,681	$5,980	(38.4)%	$9,071	$18,901	(52.0)%

Interest expense decreased for the three and nine month periods ended September 30, 2004 as a result of the repurchase of a portion of our 1998 Senior Notes in February and May 2004, a decrease in the fair value of the derivative (as described in Note G in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report), and an increase in capitalized interest related to higher balances of capital projects in process during the first quarter of 2004.  Interest expense relating to the 1998 Senior Notes decreased $2.4 million and $5.5 million, respectively, for the three and nine month periods ended September 30, 2004 compared to the corresponding prior year periods.

Liquidity and Capital Resources

We assess liquidity by our ability to generate cash to fund our operations.  Significant factors that affect the management of our liquidity include: current balances of cash, cash equivalents and the fair value of marketable securities; expected cash flows provided by operations; current levels of our accounts receivable, inventory and accounts payable balances; our expected investment in capital; access to financing sources, including credit and equity arrangements; and the financial flexibility to attract long-term capital on satisfactory terms.

We generated cash in excess of our working capital requirements for the nine months ended September 30, 2004.  Our cash flows provided by operations were $207.7 million.  Cash flow from operations was positively impacted primarily by net income and a reduction in the prior year balance of inventories.  Cash flow from operations was negatively impacted primarily by the change in balances from December 31, 2003 of income taxes payable due to a tax payment of $80 million made in the first quarter of 2004.

Other significant uses of cash for the nine months ended September 30, 2004, included the additions to property and equipment ($59.0 million) and the repurchase of $135.9 million of our 1998 Senior Notes (as discussed above and in Note F in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).  We currently expect to spend between $90 million and $100 million for property and equipment additions for the full year of 2004, of which we expect approximately $21 million to be related to the installation and implementation of our new Enterprise Resource Planning system, approximately $20 million to be related to the construction of a new distribution facility, and the remaining expenditures to be related to plant improvements and expansion.

In the fourth quarter of 2004, we expect to spend approximately $19 million for an upfront payment to Debiopharm S.A. relating to an exclusive license agreement pursuant to which we acquired rights to market and sell Trelstar®, a product for treatment of prostate cancer.  Also, we are expected to pay an additional $14 million in milestone payments to Debiopharm S.A. upon the attainment of specified future milestones.

In March 2003, we issued $575 million of convertible contingent senior debentures (CODES) due in 2023.  As of September 30, 2004, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.2%.

In February and May 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, or a 12% premium over each note’s face value.  We recorded charges of $14.0 million and $3.7 million in the first quarter and second quarter of 2004, respectively, related to fees, expenses, unamortized discount, and premiums paid.  Interest expense in 2004 will decline as a result of the repurchase.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility for working capital and other general corporate purposes.  As of September 30, 2004, the total $300 million under the revolving credit facility was available to us. Under the terms of the revolving credit facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the new credit facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  We are subject to, and, as of September 30, 2004, were in compliance with financial and operation covenants under the terms of the credit facility.

Our cash and current marketable securities totaled $608.8 million at September 30, 2004.  The fair value of our current marketable securities may fluctuate significantly due to the volatility of the stock market and changes in general economic conditions.  See Item 3 of Part I in this Quarterly Report on Form 10-Q.  We believe that our cash and marketable securities balance and our expected cash flows from operations will be sufficient to meet our normal operating requirements during the next twelve months.  However, we continue to review opportunities to acquire or invest in companies, technologies, product rights and other investments that are compatible with our existing business.  We could use cash and financing sources discussed herein, or financing sources that subsequently become available, to fund additional acquisitions or investments.  In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes.  If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods.  However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.”  The primary objectives of FIN 46 are to provide guidance on the identification of entities which the Company may control through means other than through voting rights (“variable interest entities”) and to determine when and which business enterprise (“primary beneficiary”) should consolidate the variable interest entity.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.  Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures.  Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.  In December 2003, the FASB revised FIN 46 (FIN 46R) to address certain FIN 46 implementation issues.  The revised provisions are applicable no later than the first reporting period ending after March 15, 2004.  We adopted FIN 46 and FIN 46R and determined that we do not have any variable interest entities that require consolidation nor any material entities that require disclosure.

In April 2004, the FASB issued FASB Staff Position No. 129-1 (FSP 129-1), “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities.”  FSP 129-1 requires the disclosure provisions of Statement 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share.  We have adopted the disclosure requirements of FSP 129-1 in our Condensed Consolidated Financial Statements.

In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”  Under EITF Issue No. 04-8, contingently convertible debt instruments (Co-Cos) should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met.  Additionally, prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus, which is effective for reporting periods ending after December 15, 2004.  Absent any modifications to the terms of the Co-Cos, we will be required to add approximately 14.4 million shares associated with the conversion of our CODES to the number of shares outstanding for the calculation of diluted earnings per share for all reported periods.

In September 2004, EITF reached a final consensus on EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”  Under EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated into a reportable segment if aggregation is consistent with the objective and basic principles of FASB Statement No. 131, the segments have similar economic characteristics, and the segments share a majority of the other aggregation criteria as defined by FASB Statement No. 131, paragraph 17.  EITF Issue No. 04-10 is effective for fiscal years ending after October 13, 2004.  The corresponding information for earlier periods, including interim periods, shall be restated unless it is impractical to do so.  Restatement of previously issued financial statements is required.  The Company is currently assessing the impact of EITF Issue No. 04-10.

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

• the outcome of our litigation and other dispute resolution procedures, and the costs, expenses and possible diversion of management’s time and attention arising from such litigation and other dispute resolution procedures;

• our ability to attract and retain key personnel;

• our ability to adequately protect our technology and enforce our intellectual property rights;

• our ability to obtain and maintain a sufficient supply of raw materials or products to meet market demand in a timely manner;

• our ability to obtain sufficient supplies of raw materials or finished products from key suppliers that may be the only source of such finished products or raw materials;

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

• our dependence on revenues and gross profit from significant products, in particular, Ferrlecit®, for which 2004 net revenues are expected to be approximately 9% of our total net revenues, and 16% of our gross profit.  Our regulatory exclusivity on our Ferrlecit® product expired in August, 2004.  If a generic version or therapeutic equivalent of Ferrlecit® is approved by the FDA, or if our revenues on Ferrlecit® significantly decline for other reasons, it could have a material adverse impact on our results of operations, financial condition and cash flows;

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

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We also may make additional disclosures in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we may file from time to time with the Securities and Exchange Commission (SEC).  Please also note that we provided a cautionary discussion of risks and uncertainties under the section entitled “Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2003.  The factors identified above and those set forth in our SEC filings are the factors that we think could cause our actual results to differ materially from expected results.  Other factors besides those listed here could also adversely affect us.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk).  We have not used derivative financial instruments in our investment portfolio.  The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of September 30, 2004, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $43.4 million.  Of this amount, we had equity-method investments of $4.0 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $22.6 million ($13.6 million that was included in “Marketable securities” and $9.0 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at September 30, 2004, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $5.7 million, $9.0 million and $11.3 million, respectively.

At September 30, 2004, our investment in Andrx consisted of approximately 607,000 shares of Andrx common stock with a fair market value of $13.6 million.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.  The market price of Andrx common shares has been, and may continue to be, volatile.  For example, on September 30, 2004, the final trading day of the quarter, the closing price of Andrx was $22.36.  On November 4, 2004, before the filing of this Form 10-Q, the closing price of Andrx common stock was $16.59.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2004 and 2003 and further reflects the volatility of the stock price:

	High	Low
2004, by quarter
First	$30.87	$23.55
Second	$29.35	$22.24
Third	$28.10	$16.95

2003, by quarter
First	$16.83	$7.68
Second	$24.20	$11.10
Third	$25.90	$16.32
Fourth	$24.05	$17.00

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio.  Our cash is invested in A-rated money market mutual funds and short-term securities. Consequently, our interest rate and principal risk are minimal.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our 1998 Senior Notes approximated their carrying values on September 30, 2004.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Section 404 of the Sarbanes Oxley Act of 2002 requires that our management evaluate and certify, and our independent auditors attest to, our internal control systems beginning with our Annual Report filed on form 10-K for the year ending December 31, 2004. We are in the process of documenting and testing our internal control systems to provide the basis for the management certification and auditor attestation.  We believe that we have adequate internal control systems in place to support the management certification and independent auditor attestation required by Section 404. However, we cannot be certain about our level of compliance with Section 404 at this time, since there is no precedent against which to measure the adequacy of our systems.  If we are not able to timely comply with the internal control requirements of Section 404, it could result in reportable conditions that we would be required to disclose in our Annual Report on Form 10-K.  Such reportable conditions could adversely affect investor perceptions about our business, and/or otherwise adversely affect our business.

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

Phen-fen Litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of November 1, 2004, approximately 500 actions were pending against the Company and other Company entities in a number of state and federal courts.  The Company believes that it will be fully indemnified by The Rugby Group’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc.) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these cases as the indemnifying party under its agreements with the Company.

Cipro® Litigation.  On September 27, 2004, the defendants, including the Company and certain of its affiliates, filed motions for summary judgment in the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), seeking dismissal of all the claims asserted by the plaintiffs.  The plaintiffs’ opposition briefs are due on November 15, 2004.  Defendants’ reply briefs are due on December 3, 2004, and a hearing on the defendants’ motions is set for December 17, 2004.  Aventis is continuing to defend and indemnify the Company and its affiliates in connection with these claims.

Governmental Reimbursement Investigations and Proceedings.  On July 26, 2004, the Attorney General of the State of Wisconsin filed a motion to remand the Wisconsin case from the United States District Court back to the Wisconsin Superior Court.  On October 5, 2004, the United States District Court for the District of Wisconsin granted the motion, and ordered the case remanded to the Wisconsin Superior Court.  (State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County)  Pursuant to the parties’ agreement, the defendants are not required to respond to the complaint until at least November 10, 2004.

On August 16, 2004, the Company produced certain documents to the State of Florida Office of the Attorney General in response to a civil investigative subpoena seeking the production of documents regarding the pricing, distribution, marketing and sales of four drugs.  The Company is in discussions with the Office of the Attorney General regarding production of additional responsive documents on mutually agreeable terms.

On August 17, 2004, the Company and numerous other pharmaceutical companies received a letter from the Department of Audit and Control for Albany County, New York, inviting the parties to meet with representatives of Albany County to discuss drug pricing reimbursement issues in connection with Albany County’s consideration of whether to file a lawsuit alleging claims similar to the pending actions.  To date no meeting with representatives of Albany County has been scheduled.

FDA Matters.  With respect to the May 2002 consent decree entered against Watson Laboratories, Inc. in connection with the Company’s Corona, California facility, in September, 2004, the FDA replied to the Company’s June, 2004, response to the FDA’s investigational observations, and the corrective actions outlined during the Company’s June 30, 2004 meeting with the FDA.  In its reply, the FDA requested additional information concerning the Company’s responses to certain of the investigational observations made in connection with the inspection conducted by FDA from March 31, 2004 until May 6, 2004, and the corrective actions the Company has taken and intends to take.  The FDA also advised the Company that it intends to conduct a follow-up inspection in the near future.  The Company responded to the FDA’s September, 2004, correspondence in October, 2004.  The Company believes that its responses, and the corrective actions it has taken and intends to take, address the FDA’s observations.  However, the FDA is not required to accept or agree with the Company’s responses and/or commitments.  If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.  On August 30, 2004, the lead plaintiff in the consolidated action pending in the United States District Court for the Central District of California (In re:  Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM), notified the court that it did not intend to file an amended complaint in response to the court’s order granting the defendants’ motion to dismiss the plaintiff’s previous complaint.  On September 2, 2004, the District Court entered a judgment of dismissal in favor of the defendants.  On October 1, 2004, one of the non-lead plaintiffs in the consolidated action filed a Notice of Appeal of the dismissal of the action with the United States Court of Appeals for the Ninth Circuit.  (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791)  The defendants have not yet responded to the Notice of Appeal.

Hormone Replacement Therapy Litigation.  With respect to the hormone replacement therapy product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed.  As of November 1, 2004, approximately 50 cases were pending against Watson and/or its affiliates in state and federal courts.  Many of the cases involve multiple plaintiffs.  The Company maintains products liability insurance against such claims.  However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, investigations and proceedings, and litigation and arbitration matters that arise from time to time in the ordinary course of business, including, but not limited to, product liability lawsuits.  The process of resolving matters through litigation or other means is inherently uncertain and it is possible that the resolution of these matters will adversely affect the Company, its results of operations, financial position and/or cash flows.

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
R. Todd Joyce
Vice President – Corporate Controller and Treasurer
(Principal Accounting Officer)

Date:  November 5, 2004

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended September 30, 2004

Exhibit No.	Description

*10.1	Key Employment Agreement entered into as of August 16, 2004 by and between James Nash and the Company.

*10.2	Amendment to Key Employment Agreement entered as of September 7, 2004 by and between Maria Chow Yee and the Company.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Compensation Plan or Agreement