Form 10-K
period 2004-12-31
WATSON PHARMACEUTICALS INC
filed 2005-03-15
CIK 884629

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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
(951) 493-5300 (Registrant's telephone number, including area code)
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

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2004:
$2,940,313,942 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant's Common Stock outstanding on March 9, 2005: 110,011,065

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates certain information by reference from the registrant's proxy statement for the 2005 Annual Meeting of Stockholders, to be held on May 13, 2005. Such proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2004.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.    BUSINESS

Business Overview

        Watson Pharmaceuticals, Inc. (Watson, the "Company" "we", "us" or "our") was incorporated in 1985 and is engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development, and administrative facilities primarily in the United States (U.S.). As of December 31, 2004, we marketed more than 130 generic pharmaceutical products and more than 20 brand pharmaceutical products.

        Our principal executive offices are located at 311 Bonnie Circle, Corona, California, 92880. Our Internet Website address is www.watsonpharm.com. We do not intend this address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, from 1999 to present, are available free of charge on our Internet Website. These reports are posted on our Website as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (SEC). Within the Investors section of our Website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information.

Business Description

        Prescription pharmaceutical products in the U.S. generally are marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. As a result of the differences between the two types of products, we operate and manage our business as two segments: generic and brand.

Business Strategy

        We apply three key strategies to grow and improve our business: (i) internal development of technologically challenging and high demand products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our existing portfolio. We believe that our three-pronged strategy will allow us to expand both our brand and generic product offerings. Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at anytime. See "Risks Related to Our Business."

Generic Pharmaceutical Products

        Watson is a leader in the development, manufacture and sale of generic pharmaceutical products. We currently market more than 130 generic pharmaceutical products. These generic products are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the brand product. As such, generic pharmaceuticals provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties. Net revenues from our generic products accounted for $1.2 billion or approximately 77% of our product net revenues in 2004.

        With respect to generic products, our strategy is to continue to target generic pharmaceuticals that are difficult to formulate or manufacture or that will complement or broaden our existing product lines. Since the prices and unit volumes of our brand products will likely decrease upon the introduction of generic alternatives, we also intend to market generic alternatives to our brand products where market conditions and the competitive environment justify such activities. Likewise, we intend to pursue agreements to distribute generic alternatives to third parties' brand products (sometimes known as "Authorized Generics").

        Our portfolio of generic pharmaceutical products includes the following products, which represented 67% of total generic product net revenues in 2004:

Watson Generic Product	Comparable Brand Name	Therapeutic Classification
Bupropion hydrochloride	Zyban®	Aid to smoking cessation
Bupropion hydrochloride	Wellbutrin SR®	Antidepressant
Glipizide ER	Glucotrol® XL	Anti-diabetic
Hydrocodone bitartrate/ acetaminophen	Lorcet®	Analgesic
Hydrocodone bitartrate/ acetaminophen	Vicodin®	Analgesic
Hydrocodone bitartrate/ acetaminophen	Lortab®	Analgesic
Hydrocodone bitartrate/ acetaminophen	Norco®	Analgesic
Hydroxyzine	Atarax®	Anti-anxiety
Levora®	Nordette®	Oral contraceptive
Lisinopril	Zestril®	Anti-hypertensive
Low-Ogestrel®	Lo-Ovral®	Oral contraceptive
Nitrofurantoin monohydrate/ macrocrystals capsules	Macrobid®	Antibiotic
Microgestin® Fe	Loestrin® Fe	Oral contraceptive
Minocycline	Minocin®	Anti-infective systemic
Necon®	Ortho-Novum®	Oral contraceptive
Necon®	Modicon®	Oral contraceptive
Necon® 7/7/7	Ortho-Novum® 7/7/7	Oral contraceptive
Nicotine polacrilex gum	Nicorette®	Aid to smoking cessation
Nicotine transdermal system	Habitrol®	Aid to smoking cessation
Nifedipine ER	Adalat CC®	Anti-hypertensive
Oxycodone/acetaminophen	Percocet®	Analgesic
Promethazine	Phenergan®	Antihistamine
TriNessa™	Ortho Tri-Cyclen®	Oral contraceptive
Trivora®	Triphasil®	Oral contraceptive
Zovia®	Demulen®	Oral contraceptive

        We predominantly market our generic products to various drug wholesalers and national retail drugstore chains utilizing 19 sales and marketing professionals. We sell our generic products primarily under the "Watson Laboratories" and "Watson Pharma" labels, with the exception of our over-the-counter products which we sell under our "Rugby" label or under private label.

  Generic Business Development

        During 2004, we expanded our generic product line with the launch of 19 generic products, notably mint nicotine gum, which is used as an aid to smoking cessation, and Lutera™ which is indicated for the prevention of pregnancy. In January 2004, we launched bupropion hydrochloride sustained-release tablets (bupropion), which is used for the treatment of depression and as an aid to smoking cessation. In March 2004, we launched nitrofurantoin monohydrate/macrocrystals capsules, an antibiotic used to treat cystitis and other urinary tract infections.

        In 2004, our product development efforts resulted in the filing of 21 Abbreviated New Drug Applications (ANDAs). At December 31, 2004, we had approximately 100 generic products under development and 33 ANDAs on file. The brand products referenced by these ANDAs generate over $20 billion in annual sales. See our "Government Regulation and Regulatory Matters" section for a description of our process for obtaining U.S. Food and Drug Administration (FDA) approval for our products. See also "Risks Related to our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities."

Brand Pharmaceutical Products

        Newly developed pharmaceutical products normally are patented and, as a result, are generally offered by a single provider when first introduced to the market. We currently market a number of patented products to physicians, hospitals, and other markets that we serve. We also market certain trademarked off-patent products directly to healthcare professionals. We classify these patented and off-patent trademarked products as our brand pharmaceutical products. Net revenues from our brand products accounted for $363.8 million or approximately 23% of our total product net revenues in 2004.

        Our brand business segment currently develops, manufactures, markets, sells and distributes products primarily through two sales and marketing groups, Specialty Products and Nephrology.

  Specialty Products

        Our Specialty Products product line includes urology, anti-hypertensive, psychiatry, pain management and dermatology products, a genital warts treatment, and a visual cervical screening device. Currently, three products, Oxytrol®, Androderm® and Reprexain™, are actively marketed through this group. We market these products to urologists, primary care physicians, endocrinologists, obstetricians and gynecologists. Recently, we added Trelstar® DEPOT 3.75mg and Trelstar® LA 11.25mg (collectively "Trelstar®") products to our urology portfolio. These products are expected to be launched in the second quarter of 2005.

  Nephrology

        Our Nephrology product line consists of products for the treatment of iron deficiency anemia. Our primary product in the Nephrology group is Ferrlecit®, which is indicated for patients undergoing hemodialysis in conjunction with erythropoietin therapy. Ferrlecit® accounted for 8%, 9%, and 11% of our consolidated net revenues in 2004, 2003 and 2002, respectively. Ferrlecit®, introduced in 1999, was granted a five-year exclusivity period by the FDA as a new chemical entity. Regulatory exclusivity on Ferrlecit® ended in August 2004. See "Risks Related to our Business—Loss of revenues from Ferrlecit®, a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows."

        We market our brand products through 371 sales professionals within the aforementioned specialized sales and marketing groups. Each of our sales and marketing groups focuses on physicians who specialize in the diagnosis and treatment of particular medical conditions and each group offers products to satisfy the unique needs of these physicians. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. We generally sell our brand products under the "Watson Pharma" and the "Oclassen® Dermatologics" labels.

        Our sales and marketing groups have targeted selected therapeutic areas predominately because of their potential growth opportunities and the size of the physician audience. We believe that the nature of these markets and the identifiable base of physician prescribers provide us with opportunities to achieve significant market penetration through our specialized sales forces. Typically, our brand products realize higher profit margins than our generic products. We intend to continue to expand our brand product portfolio through internal product development, strategic alliances and acquisitions.

        Our portfolio of brand pharmaceutical products includes the following products, which represented 95% of total brand product net revenues in 2004:

Watson Brand Product	Active Ingredient	Therapeutic Classification
Actigall®	Ursodiol	Dissolution of gallstones
Androderm®	Testosterone (transdermal patch)	Male hormone replacement
Condylox®	Podofilox	Genital warts
Cordran®	Flurandrenolide	Anti-inflammatory and antipruritic
Ferrlecit®	Sodium ferric gluconate in sucrose injection	Hematinic
Fioricet®	Butalbital, caffeine and acetaminophen	Barbiturate and analgesic
Fiorinal®	Butalbital, caffeine and aspirin	Barbiturate and analgesic
INFeD®	Iron dextran	Hematinic
Norco®	Hydrocodone bitartrate & acetaminophen	Analgesic
Norinyl®	Norethindrone and ethinyl estradiol	Oral contraceptive
Nor-QD®	Norethindrone	Oral contraceptive
Oxytrol®	Oxybutnin (transdermal patch)	Overactive bladder
Tri-Norinyl®	Norethindrone and ethinyl estradiol	Oral contraceptive

  Brand Business Development

        During 2004, we achieved significant milestones in our brand business related to Oxytrol® (oxybutynin transdermal system), our first internally developed brand product, which is a transdermal patch for the treatment of overactive bladder, with symptoms of urge urinary incontinence, urgency, and frequency. In January 2004, we entered into a licensing agreement to facilitate the marketing of Oxytrol® in Canada. In June 2004, Oxytrol® was approved by the Therapeutic Products Directorate of Health Canada for the treatment of overactive bladder with symptoms of urge urinary incontinence, urgency and frequency. Also, in June 2004, we were issued a new patent, which claims certain methods of treatment and certain articles of manufacture for treating overactive bladder. This new patent will expire in 2020. In addition, we were granted marketing authorization, for the symptomatic treatment of urge incontinence and/or increased urinary frequency and urgency as may occur in patients with unstable bladder, by the European Union's (EU) Commission of the European Communities. This resulted in a single Marketing Authorization with unified labeling that is immediately valid in all 25 EU-Member States.

        In recent years, we have made several key product acquisitions to expand our brand pharmaceuticals business. Two notable acquisitions for 2004 were as follows:

  •
  In April 2004, we entered into an exclusive licensing agreement with Kissei Pharmaceutical Co., Ltd. (Kissei) to develop and market silodosin, Kissei's novel agent for the treatment of the signs and symptoms of benign prostatic hyperplasia. Under the agreement, we have exclusive rights to develop and commercialize silodosin in the U.S., Canada, and Mexico. Kissei will receive payments based on achievement of certain milestones, and royalties based on Watson's sales of the product. Watson will be responsible for conducting Phase III clinical studies and preparing and submitting the New Drug Application (NDA) to support FDA approval. See our "Government Regulation and Regulatory Matters" section for a description of our process for obtaining FDA approval for our products. See also, "Risks Related to our Business—Our brand pharmaceutical expenditures may not result in commercially successful products."

  •
  In September 2004, we entered into a licensing agreement with Debiopharm S.A. (Debiopharm), an independent drug-development company specializing in oncology, endocrinology, central nervous system and niche diseases, to market Trelstar® products, within the U.S. and Canada. Debiopharm will supply the Trelstar® products exclusively to Watson and has received an upfront payment of $19 million from Watson. Both products are approved by the FDA for the palliative treatment of advanced prostate cancer in the U.S. and by the Canadian TPD for the treatment of advanced prostate cancer and endometriosis in Canada. These products are currently marketed outside the U.S. as Decapeptyl®.

Strategic Alliances and Collaborations

        The Company holds a 50% interest in Somerset Pharmaceuticals, (Somerset) our joint venture with Mylan Laboratories, Inc. In February 2004, the FDA issued an approvable letter relating to EmSam™, a selegilene transdermal patch for the treatment of depression being developed by Somerset. The FDA's letter indicated that Somerset had submitted sufficient data to support the efficacy of EmSam™ (20mg, 30mg & 40mg) in the acute and maintenance treatment of major depressive disorder. Somerset has initiated discussions with the FDA to review and clarify certain of its comments. These comments included a requirement that Somerset conduct Phase IV post-marketing pharmacokinetic and safety studies, additional pharmacology/toxicology studies, and proposed labeling, including the FDA's request to include labeling addressing tyramine dietary restrictions while taking EmSam™. In December 2004, Bristol-Myers Squibb and Somerset entered into an agreement for the commercialization and distribution of EmSam™. Somerset has received an upfront payment and may receive further milestone payments following the occurrence of certain events and on achievement of certain sales levels, as well as the reimbursement of certain development costs incurred over the term of the agreement. Bristol-Myers Squibb receives exclusive distribution rights to commercialize EmSam™ in the U.S. and Canada. Somerset will supply EmSam™ to Bristol Myers-Squibb and receive royalties on product sales. (See our "Government Regulation and Regulatory Matters" section for a description of the process for obtaining FDA approval of products.)

        We continue our generic product development alliance with Cipla Ltd. (Cipla), the second largest pharmaceutical company in India. Under the terms of the expanded agreement announced in November 2003, Watson is responsible for pursuing regulatory approvals for all developed products and has exclusive U.S. marketing rights for the products. Cipla is responsible for manufacturing the products.

Financial Information About Segments

        Watson evaluates the performance of its brand and generic business segments based on net revenues and gross profit. Summarized net revenues and gross profit information for each of the last three fiscal years is presented in Note 13 in the accompanying Notes to Consolidated Financial Statements.

Research and Development

        We devote significant resources to the research and development of brand and generic products and proprietary drug delivery technologies. We incurred research and development expenses of $134.2 million in 2004, $102.1 million in 2003, and $82.2 million in 2002. Our research and development strategy focuses on the following product development areas:

  •
  the development of sustained-release technologies and the application of these technologies to existing drug forms;

  •
  the application of proprietary drug-delivery technology for new product development in specialty areas;

  •
  the expansion of existing oral immediate-release products with respect to additional dosage strengths;

  •
  the acquisition of mid-to-late development-stage brand drugs;

  •
  off-patent drugs that are difficult to develop or manufacture, or that complement or broaden our existing product lines; and

  •
  off-patent drugs that target smaller specialized or under-served markets.

        As of December 31, 2004, we maintained research and development facilities in Corona, California; Danbury, Connecticut; Copiague, New York; Malmo, Sweden; Salt Lake City, Utah; and Changzhou City, People's Republic of China.

        We are presently developing a number of brand and generic products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs.

Customers

        We sell our brand and generic pharmaceutical products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. In recent years, this distribution network has undergone significant consolidation, marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large, wholesale distributors and large chain drug stores control a significant share of the market. We expect that consolidation of drug wholesalers and retailers may adversely impact pricing and create other competitive pressures on drug manufacturers.

        Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The following table illustrates those customers and the respective percentage of our net revenues for which they account:

Customer	2004	2003	2002
McKesson Corporation	15%	15%	16%
AmeriSourceBergen Corp.	14%	17%	21%
Walgreen Co.	11%	11%	11%
Cardinal Health, Inc.	11%	12%	11%

        The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows. See "Risk Relating to Investing in the Pharmaceutical Industry."

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

        Competing in the brand product business requires us to identify and quickly bring to market new products embodying technological innovations. Successful marketing of brand products depends primarily on the ability to communicate their effectiveness, safety and value to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our brand product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reevaluate our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

        In June 2004, the Company announced a formal realignment of our business strategy to concentrate our product development and sales and marketing efforts and resources on three core business areas: Specialty Products, Nephrology and Generics.

        Our competitors in brand products include major brand name manufacturers of pharmaceuticals such as Johnson & Johnson, Novartis Pharmaceuticals Corporation (Novartis) and Pfizer. Based on total assets, annual revenues and market capitalization, we are considerably smaller than these competitors and other national competitors in the brand product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

        We actively compete in the generic pharmaceutical business. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product's market and the timing of that product's regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products. Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Barr Laboratories, Inc., Mylan Laboratories, Inc., Mallinckrodt, IVAX Corporation and Sandoz Pharmaceuticals. See "Risks Related to Our Business—The pharmaceutical industry is highly competitive."

Manufacturing, Suppliers and Materials

        We manufacture many of our own finished products at our plants in Corona, California; Carmel, New York; Copiague, New York; Salt Lake City, Utah; Phoenix, Arizona; and Humacao, Puerto Rico. Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Our Corona, California facility received a Form 483 notice from the FDA in May 2004 and is currently subject to a consent decree of permanent injunction. See "Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities." See also "Item 3. Legal Proceedings—FDA Matters."

        For certain of our products, we contract with third parties for the manufacture of the products, some of which are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues, such as Ferrlecit®, bupropion hydrochloride sustained-release tablets and a number of our oral contraceptive products. Third-party manufactured products accounted for approximately 48%, 41% and 47% of our product net revenues in 2004, 2003 and 2002, respectively, and 50%, 48% and 41% of our gross profit in 2004, 2003 and 2002, respectively.

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

        In addition, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents. See "Risks Related to Our Business—If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded."

Patents and Proprietary Rights

        We believe patent protection of our proprietary products is important to our business. Our success with our brand products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively exploit our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially exploit these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially exploit such products may be inhibited or prevented.

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

        Pharmaceutical companies with brand products are increasingly suing companies that produce off-patent forms of their brand name products for alleged patent and/or copyright infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an ANDA seeking approval of a generic equivalent to a brand drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the Hatch-Waxman Act) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the brand drug has expired, in which case, the ANDA will not be approved by the FDA until no earlier than the expiration of such patent(s). On the other hand, we could certify that any patent listed as covering the brand drug is invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the brand drug. In that case, we are required to notify the brand product holder or the patent holder that such patent is invalid or is not infringed. If the patent holder sues us for patent infringement within 45 days from receipt of the notice, the FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless the lawsuit is resolved in our favor in less time or a shorter period is deemed appropriate by a court. In addition, increasingly aggressive tactics employed by brand companies to delay generic competition have increased the risks and uncertainties regarding the timing of approval of generic products.

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

Government Regulation and Regulatory Matters

        All pharmaceutical manufacturers, including Watson, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (DEA), Occupational Safety and Health Administration and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

        FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Consequently, there is always the risk the FDA or another applicable agency will not approve our new products, or the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations. See "Risks Related to Our Business—If we are unable to successfully develop or commercialize new products, our operating results will suffer" and "—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities."

        All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. There are generally two types of applications for FDA approval that would be applicable to our new products:

  •
  New Drug Application (NDA).    We file a NDA when we seek approval for drugs with active ingredients and/or with dosage strengths, dosage forms, delivery systems or pharmacokinetic profiles that have not been previously approved by the FDA. Generally, NDAs are filed for newly developed brand products or for a new dosage form of previously approved drugs.

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

        FDA approval of an ANDA is required before we may begin marketing an off-patent or generic equivalent of a drug that has been approved under a NDA, or a previously unapproved dosage form of a drug that has been approved under a NDA. The ANDA approval process generally differs from the NDA approval process in that it does not typically require new preclinical and clinical studies; instead, it relies on the clinical studies establishing safety and efficacy conducted for the previously approved NDA drug. The ANDA process, however, typically requires data to show that the ANDA drug is bioequivalent (i.e., therapeutically equivalent) to the previously approved drug. "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates whether the rate and extent of absorption of a generic drug in the body are substantially equivalent to the previously approved drug. "Bioavailability" establishes the rate and extent of absorption, as determined by the time dependent concentrations of a drug product in the bloodstream needed to produce a therapeutic effect. The ANDA drug development and approval process generally takes less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product.

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

        Our Corona, California facility is currently subject to a consent decree of permanent injunction. See "Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities." See also "Item 3. Legal Proceedings."

        Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA's review of NDAs, ANDAs or other product application enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us. See "Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities."

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

        Reimbursement programs include Medicare, Medicaid, state supplemental programs and state pharmacy assistance programs established according to statute and government regulations and policy. Federal law requires that all pharmaceutical manufacturers rebate a percentage of their revenues arising from Medicaid-reimbursed prescription drug programs. Such rebates are made to individual states, based on applicable sales in each state. The required rebate is currently 11% of the average manufacturer price for sales of Medicaid-reimbursed products marketed under ANDAs. For sales of Medicaid-reimbursed single source products and/or products marketed under NDAs, manufacturers are required to rebate the greater of approximately 15.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period. In some states, supplemental rebates are required for certain products above and beyond the federal statutes.

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the MMA) requires that manufacturers report data to the Centers for Medicare and Medicaid Services (CMS) on pricing of drugs and biologicals reimbursed under certain sections of Medicare. Effective January 1, 2005, ASP became the basis for reimbursement to physicians and suppliers for drugs and biologicals covered under Medicare Part B, replacing the average wholesale price (AWP) provided and published by pricing services. Average Acquisition Price will be used for the top ten end stage renal disease products in 2005. In general, Watson must comply with all reporting requirements for any drug or biological that is separately reimbursable under Medicare. Watson's Ferrlecit® and Trelstar® products are reimbursed under Medicare Part B and, as a result, the Company will provide pricing data on these products to CMS on a quarterly basis.

        There has been enhanced political attention, governmental scrutiny and litigation at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. See "Risks Related to Our Business—Investigations of the calculation of average wholesale prices may adversely affect our business." See also "Item 3. Legal Proceedings."

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

        As part of MMA, companies are now required to file with the Federal Trade Commission (FTC) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This new requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this new requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.

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

Employees

        As of December 31, 2004, we had 3,851 employees. Of our employees, approximately 406 are engaged in research and development, 1,520 in manufacturing, 813 in quality assurance and quality control, 678 in sales and marketing, and 434 in administration. The Company has one labor union contract covering approximately 47 employees in Sweden. We believe our relations with our employees are good.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time these statements are made. Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing. These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," "continue," or "pursue," or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

        We caution the reader that certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the risks and uncertainties discussed under the Section entitled "Risks Related to Our Business," and other risks and uncertainties detailed herein and from time to time in our SEC filings, may affect our actual results.

        We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Risks Related to Our Business

        We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this annual report. These and other risks could materially and adversely affect our business, financial condition, operating results or cash flows.

Risks Associated With Investing In the Business Of Watson

If we are unable to successfully develop or commercialize new products, our operating results will suffer.

        Our future results of operations will depend to a significant extent upon our ability to successfully commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

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

  •
  experiencing delays or unanticipated costs; and

  •
  commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of the off-patent product by up to 30 months, and in some cases, such patents have issued and been listed with the FDA after the key chemical patent on the brand drug product has expired or been litigated, causing additional delays in obtaining approval.

        As a result of these and other difficulties, products currently in development by Watson may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by Watson or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our brand pharmaceutical expenditures may not result in commercially successful products.

        During 2004, we increased our planned expenditures for the development and marketing of our brand business. During 2005 and thereafter, we may further increase the amounts we expend for our brand business segment. For example, we plan to initiate Phase III clinical studies during 2005 on our next generation Oxytrol® product and on our silodosin product for treatment of benign prostatic hyperplasia. We cannot be sure these business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Our gross profit may fluctuate from period to period depending upon our product sales mix, our product pricing, and our costs to manufacture or purchase products.

        Our future results of operations, financial condition and cash flows depend to a significant extent upon our brand and generic product sales mix. Our sales of brand products tend to create higher gross margins than our sales of generic products. As a result, our sales mix (the proportion of total sales between brand products and generic products) will significantly impact our gross profit from period to period. During 2004, sales of our brand products and generic products accounted for approximately 23% and 77%, respectively, of our net product sales. During that same period, brand products and generic products contributed approximately 37% and 63%, respectively, to our gross profits. Factors that may cause our sales mix to vary include:

  •
  the amount of new product introductions;

  •
  marketing exclusivity, if any, which may be obtained on certain new products;

  •
  the level of competition in the marketplace for certain products;

  •
  the availability of raw materials and finished products from our suppliers;

  •
  the scope and outcome of governmental regulatory action that may involve us; and

  •
  periodic dependence on a small number of products for a significant portion of net revenue or income.

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

        During 2004 we lost regulatory exclusivity on our Ferrlecit® product, which will allow generic applicants to submit ANDAs for Ferrlecit®. In 2004, Ferrlecit® accounted for approximately 8% of our net revenues and 15% of our gross profit. In February 2004, we submitted a Citizen's Petition to the FDA requesting that the FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied. During the third quarter of 2004, we submitted a second Citizen's Petition to the FDA requesting that the FDA refuse to accept for substantive review any ANDA referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®. We cannot predict whether the FDA will grant or deny our Citizen's Petitions or when it may take such action. We believe it will be difficult for a competitor to demonstrate to the FDA that its product is the same as Ferrlecit® and that, in the absence of such a showing, the FDA should require the applicant to submit an NDA supported by clinical studies, independently demonstrating safety and efficacy. However, if a generic version of Ferrlecit® or other competitive product is approved by the FDA and enters the market, our net revenues could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

        Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future. If our current and future patent applications are not approved or, if approved, if such patents are not upheld in a court of law if challenged, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially exploit these products may be diminished.

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

If brand pharmaceutical companies are successful in limiting the use of generics through their legislative and regulatory efforts, our sales of generic products may suffer.

        Many brand pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

  •
  pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for additional years or otherwise delay the launch of generics;

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

        If brand pharmaceutical companies are successful in limiting the use of generic products through these or other means, our sales of generic products may decline. If we experience a material decline in generic product sales, our results of operations, financial condition and cash flows will suffer.

If competitors are successful in limiting competition for certain generic products through their legislative, regulatory and litigation efforts, our sales of certain generic products may suffer.

        Certain of our competitors have recently challenged our ability to distribute generic alternatives of certain brand products (sometimes called "Authorized Generics") during the competitors' 180 day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer's NDA a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. To date, these efforts have been unsuccessful, but remain unresolved. The FDA and courts that have considered the subject to date have ruled that there is no prohibition in the Federal Food, Drug and Cosmetic Act against distributing authorized generic versions of a brand drug. However, if our competitors' attempts to restrict such arrangements are successful, or if distribution of authorized generic versions of brand drugs is otherwise restricted or found unlawful, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

        The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, which could harm our business, financial condition, results of operations and cash flows.

As a part of our business strategy, we plan to consider and, as appropriate, make acquisitions of technologies, products and businesses, which may result in us experiencing difficulties in integrating the technologies, products and businesses that we acquire and/or experiencing significant charges to earnings that may adversely affect our stock price and financial condition.

        We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business or employee base. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between the products or customers of Watson and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

        In addition, as a result of acquiring businesses or products, or entering into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development charges. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods.

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

        Our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearances, various import duties and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents.

Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers, may reduce our revenues in future fiscal periods.

        Based on industry practice, generic product manufacturers, including us, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product. As a result, we would be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the wholesaler's customer pays for that product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates, which could adversely affect our financial condition, cash flows and market price of our stock.

Investigations of the calculation of average wholesale prices may adversely affect our business.

        Many government and third-party payors, including Medicare, Medicaid, HMOs and MCOs, reimburse doctors and others for the purchase of certain prescription drugs based on a drug's average wholesale price, or AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers' reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP's have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP of certain products, and other improper acts, in order to increase prices and market shares. We have also received notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        The cost of insurance, including workers compensation, product liability and general liability insurance, have risen significantly in recent years and may increase in 2005. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

Implementation of enterprise resource planning systems could cause business interruptions and negatively affect our profitability and cash flows.

        During 2004, we implemented an enterprise resource planning (ERP) system to improve customer service, enhance operating efficiencies, and provide more effective management of business operations. From time to time, we may implement new ERP systems and software, or upgrades to existing systems and software, to further enhance our operations. Implementation of ERP systems and software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of such implementations, it could adversely effect affect us, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

        A significant amount of our total assets is related to acquired product rights and goodwill. As of December 31, 2004, the carrying value of our product rights and other intangible assets was approximately $910 million and the carrying value of our goodwill was approximately $460 million.

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

        Our principal manufacturing facility in Corona, California (which manufactured products representing approximately 16% of our total product net revenues for 2004) is currently subject to a consent decree of permanent injunction. We cannot assure you that the FDA will determine that we have adequately corrected deficiencies at our manufacturing sites (including the one referenced above), that subsequent FDA inspections will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson or its subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA's review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could materially harm our operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

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

Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.

        As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payors may adversely affect our business.

        In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payors increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations and financial condition. Additionally, there is uncertainty surrounding the implementation of the provisions of the Medicare Part D Prescription Drug Benefit as authorized by the Medicare Prescription, Improvement, and Modernization Act of 2003. Depending on how such provisions are implemented, reimbursement may not be available for some of Watson's products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of, those products and could harm significantly our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management's attention and adversely affect our operating results.

The pharmaceutical industry is highly competitive.

        We face strong competition in both our generic and brand product businesses. The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of brand products to healthcare professionals in private practice, group practices and managed care organizations. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national and international competitors in the brand product arena. Most of our competitors have been in business for a longer period of time than Watson, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.

        Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product's market and the timing of that product's regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which would result in lower gross margins. This is particularly true in the case of certain overseas competitors, who may be able to produce products at costs lower than the costs of domestic manufacturers. If we experience substantial competition from overseas competitors with lower production costs, our profit margins will suffer.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

        Our principal customers are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors and large chain drug stores control a significant share of the market. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including Watson.

        For the year ended December 31, 2004, our four largest customers accounted for 15%, 14%, 11% and 11% respectively, of our net revenues. The loss of any of these customers could materially adversely affect our business, results of operations, financial condition and our cash flows. In addition, none of our customers are party to any long-term supply agreements with us which would enable them to change suppliers freely should they wish to do so.

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

        Our owned properties consist of facilities used for research and development (R&D), manufacturing, warehouse, storage, distribution and administrative functions. The following table provides a summary of locations of our owned properties:

Location	Primary Use	Segment
Carmel, New York	Manufacturing	Generic
Changzhou City, Peoples Republic of China	Manufacturing, R&D	Generic
Coleraine, Northern Ireland	Manufacturing	Generic
Copiague, New York	Manufacturing, R&D	Generic
Corona, California	Manufacturing, R&D, Administration	Generic/Brand
Humacao, Puerto Rico	Manufacturing	Generic
Salt Lake City, Utah	Manufacturing, R&D	Generic/Brand
Phoenix, Arizona	Manufacturing	Generic/Brand

        Properties that we lease are primarily located throughout the U.S. and include distribution centers, research and development, warehouse, sales and marketing, and administrative facilities. The following table provides a summary of locations of our significant leased properties:

Location	Primary Use	Segment
Brewster, New York	Distribution	Generic/Brand
Glenview, Illinois	Distribution	Generic/Brand
Morristown, New Jersey	Sales and Marketing, Administration	Generic/Brand
Malmo, Sweden	R&D	Generic/Brand
Mt. Prospect, Illinois	R&D	Generic
Shanghai, Peoples Republic of China	Sales and Marketing, Administration	Generic

        Our leased properties are subject to various lease terms and expirations.

        We believe that we have sufficient facilities to conduct our operations during 2005. We have a distribution center under construction in Gurnee, Illinois, which we expect to complete in 2005. However, we continue to evaluate the purchase or lease of additional properties, as our business requires.

ITEM 3.    LEGAL PROCEEDINGS

        Phen-fen litigation.    Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (Rugby) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of March 7, 2005, approximately 370 cases were pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The Company believes it will be fully indemnified by Rugby's former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi Aventis) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company. Additionally, Watson may have recourse against the manufacturing defendants in these cases.

        Cipro® Litigation.    Beginning in July 2000, a number of suits have been filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. The defendants have opposed these class certification motions, which remain pending. As of March 7, 2005, approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). In May 2003, the court hearing the consolidated action granted Watson's motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. Portions of that decision are expected to be appealed. On May 28, 2004, the defendants, including the Company and certain of its affiliates, filed motions for summary judgment in the consolidated action pending in the U.S. District Court for the Eastern District of New York, seeking dismissal of several of the claims asserted by the plaintiffs, including claims alleging violation of the antitrust laws. On July 9, 2004, the plaintiffs filed oppositions to the defendants' summary judgment motions, and the direct purchasers filed a cross-motion for partial summary judgment on their claims. A hearing on these motions took place on February 28, 2005. The court is expected to rule on the motions by March 31, 2005. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson's acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer's brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in Wisconsin and New York have dismissed the actions. Plaintiffs have appealed the dismissals. The appellate court in Wisconsin has stayed the appeal at the request of the parties. In the action pending in Kansas, the defendants are required to file answers to the complaint by March 28, 2005. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), the defendants have moved for summary judgment. The court has set a status conference for April 8, 2005, at which the dates for a hearing on the pending summary judgment motions and potential trial will be discussed. On July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants' petition for a writ of mandate seeking to reverse the trial court's order granting the plaintiffs' motion for class certification. Pursuant to the appellate court's ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson's acquisition of Rugby, and is currently controlling the defense of these actions. Discovery is ongoing.

        Governmental Reimbursement Investigations and Drug Pricing Litigation.    In November 1999, Schein Pharmaceutical, Inc., now known as Watson Pharma, Inc. ("Watson Pharma") was informed by the U.S. Department of Justice that Watson Pharma, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. The Company has also learned that an action alleging parallel state law claims has been filed in California Superior Court; however, Watson does not know if it or any of its affiliates have been named as a party. Watson Pharma has not been served in either qui tam action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam actions are under seal and, at this time, no details are available concerning, among other things, the various theories of liability against Watson Pharma or the amount of damages sought from it. The Company believes that the qui tam actions relate to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam actions may seek to recover damages from Watson Pharma based on its price reporting practices. Watson Pharma has also received and responded to notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee's investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

        Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Many of these actions have been consolidated in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended complaint in that case alleges that the defendants' acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided up into two groups. The Company and its named subsidiaries are contained in a large group of defendants that is currently proceeding through the pretrial discovery phase, while certain other defendants, referred to as the "first-tier" defendants, are scheduled to proceed on a more expedited basis. The plaintiffs have moved for class certification with respect to the first tier defendants. The class certification motion has been briefed, but the court has not yet ruled.

        The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by the Attorneys General of numerous states, including Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama and Illinois. (State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District

of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV-2005-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County). These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported Average Wholesale Price or Wholesale Acquisition Cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. These cases are in their early stages of pleadings.

        On August 4, 2004, the City of New York filed an action in the United States District Court for the Southern District of New York against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and an Amended Complaint was filed on January 26, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Company's deadline for a responsive pleading has been postponed, pending the court's decision on the Motion to Dismiss filed in the consolidated case pending in the District of Massachusetts. On January 26, 2005, the Company was also named as a defendant in similar cases or Amended Complaints filed by the New York Counties of Onondoga, Rockland, and Westchester (County of Rockland v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts; County of Westchester v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts; County of Onondaga v. Abbott Laboratores, Inc., et al., Civil Action No. 05-CV-0088-FJS-GHL, United States District Court for the Northern District of New York). On March 8, 2005, the Company was named as a defendant in a similar case filed by Erie County, New York (County of Erie v. Abbott Laboratories, Inc., et al., Index Number 2005-2439). The Company has not yet been served with the complaint or amended complaint in any of those actions. Additional actions by other states, cities and/or counties are anticipated.

        On July 19, 2004, the Company received a civil investigative subpoena from the State of Florida's Office of the Attorney General, seeking the production of documents regarding the pricing, distribution, marketing and sales of four drugs. On August 16, 2004, the Company produced certain documents to the State of Florida Office of the Attorney General in response to a civil investigative subpoena seeking the production of documents regarding the pricing, distribution, marketing and sales of four drugs. The Company expects to produce additional responsive documents on terms that are mutually agreeable to the Company and to the Attorney General's office.

        These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        FDA Matters.    In May 2002, Watson reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company's Corona facility. The consent decree applies only to the Corona facility and not other manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with the FDA's current Good Manufacturing Practices (cGMP)

regulations. Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, and January 2005, respectively, the first, second and third annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA's applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert's auditors and reviewers, the systems at Watson's Corona facility audited and evaluated by the expert are in compliance with the FDA's cGMP regulations. However, the FDA is not required to accept or agree with the independent expert's opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA responded to the Company's June 2004 correspondence in September 2004, and advised the Company that the FDA intends to conduct a follow-up inspection in the near future. In October 2004 the Company provided a further response to the FDA concerning its corrective actions. The Company believes that its responses, and the corrective actions it has taken and intends to take, address the FDA's observations. However, the FDA is not required to accept or agree with the Company's responses and/or commitments. If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

        Securities Litigation.    Beginning in November 2003, several securities class action lawsuits were commenced in the United States District Court for the Central District of California against Watson and certain of its present and former officers and directors. On February 9, 2004, the federal court issued an order consolidating all of the federal actions. (In re: Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM) In addition to the federal consolidated actions, two shareholder derivative actions were filed in California Superior Court for the County of Riverside. (Philip Orlando v. Allen Chao, et al., Case No. 403717; and Charles Zimmerman v. Allen Chao, et al, Case No. 403715). These federal and state cases all relate to the drop in the price of the Company's common stock in November 2001, and allege generally that the Company failed to timely advise investors about matters such as falling inventory valuations, increased competition and manufacturing difficulties, and therefore, the Company's published financial statements and public announcements during 2000 and 2001 were false and misleading. The shareholder derivative actions were dismissed without prejudice on November 16, 2004. On August 2, 2004, the United States District Court for the Central District of California court granted the defendants' motion to dismiss the federal consolidated action, and allowed plaintiffs until August 30, 2004 to file an amended complaint. On August 30, 2004, the lead plaintiff in the federal consolidated action notified the court that it did not intend to file an amended complaint in response to the court's order granting the defendants' motion to dismiss. On September 2, 2004, the District Court entered a judgment of dismissal in favor of the defendants. On October 1, 2004, one of the non-lead plaintiffs in the consolidated action filed a Notice of Appeal of the dismissal of the action with the United States Court of Appeals for the Ninth Circuit. (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791). The court has set a briefing schedule for the appeal, but has not yet set a date for oral argument on the appeal. The Company believes that these actions are without merit, and that it has substantial meritorious defenses and intends to defend the matters vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        Department of Health and Human Services Subpoena.    In December 2003, the Company's subsidiary, Watson Pharma, Inc., received a subpoena from the Office of the Inspector General (OIG) of the Department of Health and Human Services. The subpoena requested documents relating to physician meetings conducted during 2002 and 2003 related to Watson Pharma's Ferrlecit® intravenous iron product. Watson Pharma is cooperating with the OIG to provide the requested documents. However, the Company cannot predict what additional actions, if any, may be taken by the OIG, Department of Health and Human Services, or other governmental entities.

        Hormone Replacement Therapy Litigation.    Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. As of March 7, 2005, approximately sixty-one cases were pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 628 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to, and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        Watson and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 4a.    EXECUTIVE OFFICERS OF THE REGISTRANT

        Below are our executive officers as of March 1, 2005.

Name	Age	Principal Position with Registrant
Allen Chao, Ph.D.	59	Chairman, President and Chief Executive Officer
Charles P. Slacik	51	Executive Vice President, Chief Financial Officer
James A. Nash	54	Executive Vice President, Technical Operations
David A. Buchen	40	Senior Vice President, General Counsel, and Secretary
Charles D. Ebert, Ph.D.	51	Senior Vice President, Research and Development
David C. Hsia, Ph.D.	60	Senior Vice President, Scientific Affairs
Susan Skara	54	Senior Vice President, Human Resources
Gordon Munro, Ph.D.	58	Senior Vice President, Quality Assurance

Allen Chao, Ph.D.

        Allen Chao, Ph.D., age 59, a co-founder of Watson, has been our Chief Executive Officer since 1985 and Chairman since May 1996. Dr. Chao has served as our President since November 2004, and from February 1998 to October 2002. Dr. Chao serves on the Board of Directors of Somerset Pharmaceuticals, Inc. (Somerset), a research and development pharmaceutical company, which is fifty percent owned by Watson. He also serves on the Board of Directors of Accuray, Inc., a developer of medical devices for the treatment of cancers. Dr. Chao received a Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1973.

Charles P. Slacik, CPA

        Charles P. Slacik, age 51, has served as Executive Vice President and Chief Financial Officer since May 2003. Prior to joining Watson, Mr. Slacik was Senior Vice President and Chief Financial Officer for C.R. Bard, Inc., a medical device company, from 1999 to 2003 and held numerous positions at Wyeth (formerly American Home Products Corporation) from 1981 to 1999. Mr. Slacik received his B.S. in Accounting and Finance from the University of Connecticut.

James A. Nash

        James A. Nash, age 54, has served as Executive Vice President, Technical Operations since August 2004. Prior to joining Watson, Mr. Nash was Senior Vice President, Technology Development and Operations, BioPharmaceuticals for Chiron Corporation from 2002 to 2004. Prior to joining Chiron Corporation, he was Senior Vice President, Technical Operations and interim Head of Development for Millennium Pharmaceuticals, Inc. from 2000 to 2002. From 1977 to 2000, Mr. Nash held various positions, including the Vice President, Manufacturing, at Searle Pharmaceuticals, Inc. Mr. Nash received his B.A. in Zoology from University of California, Berkeley and a M.B.A. from the Northwestern University.

David A. Buchen

        David A. Buchen, age 40, has served as Senior Vice President, General Counsel and Secretary since November 2002. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Mr. Buchen serves on the Board of Directors of Somerset. Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright &

Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Charles D. Ebert, Ph.D.

        Charles D. Ebert, Ph.D., age 51, has served as our Senior Vice President, Research and Development since May 2000. He served as our Senior Vice President, Proprietary Research and Development from June 1999 to May 2000. Before joining Watson, Dr. Ebert served TheraTech, Inc. as its Vice President, Research and Development from 1987 to 1992 and as its Senior Vice President, Research and Development since 1992. Dr. Ebert serves on the Board of Directors of Somerset. Dr. Ebert received a B.S. in Biology from the University of Utah in 1977 and a Ph.D. in Pharmaceutics from the University of Utah in 1981.

David C. Hsia, Ph.D.

        David C. Hsia, Ph.D., age 60, has served as our Senior Vice President, Scientific Affairs since May 1995 and has been a Vice President of Watson since 1985. Dr. Hsia is also co-founder of Watson. He has been involved in the development of pharmaceutical formulations for oral contraceptives, sustained-release products and novel dosage forms for over 20 years. Dr. Hsia received a Ph.D. in industrial and physical pharmacy from Purdue University in 1975.

Susan Skara

        Susan Skara, age 54, has served as our Senior Vice President, Human Resources since November 2002. Ms. Skara joined Watson in March 1999 as Vice President, Human Resources, a position she held until her promotion to Senior Vice President in November 2002. Prior to joining Watson, Ms. Skara worked for Apria Healthcare and last held the position of Senior Vice President of Human Resources from November 1996 to June 1998. Ms. Skara received a B.A. in French from California State University, Fullerton.

Gordon Munro, Ph.D.

        Gordon Munro, Ph.D, age 58, has served as our Senior Vice President, Quality Assurance since June 2004. Prior to joining Watson, Dr. Munro was the Director of Inspection and Enforcement, at the United Kingdom Medicines and Healthcare products Regulatory Agency from 1997 to 2004, and from 2002 to 2004, he was also Acting Head of Medicines. From 1970 to 1997, he held various positions, including the Director of Quality and Compliance at GlaxoWelcome. Dr. Munro received a B.S. in Pharmacy and a Masters in Analytical Chemistry from the University of Strathclyde, Scotland, and a Ph.D. in Analytical Chemistry from the Council of National Academy Awards.

        Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified, and may be removed at any time by the affirmative vote of a majority of the Board. We have employment agreements with each of our executive officers. David Hsia is the brother-in-law of Allen Chao. There are no other family relationships between any director and executive officer of Watson.

        In accordance with the corporate reorganization we announced in June 2004, we made the decision to establish two separate business units, so that each will focus on its own separate goals and objectives, be able to capitalize on the different competitive advantage within their businesses and will continue to grow from the foundations of what we have built over our 20-year history. We are actively recruiting and interviewing candidates to serve as presidents for each of the two business units.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange under the symbol "WPI." The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Year ended December 31, 2004:
First	$49.19	$41.95
Second	$43.81	$26.67
Third	$30.60	$24.50
Fourth	$33.32	$25.20
Year ended December 31, 2003:
First	$31.75	$26.90
Second	$43.57	$27.70
Third	$45.18	$37.20
Fourth	$50.12	$37.84

        As of March 9, 2005, we estimate that there were approximately 3,503 registered holders of our common stock.

        We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

WATSON PHARMACEUTICALS, INC.
FINANCIAL HIGHLIGHTS(1)
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Operating Highlights:
Net revenues	$1,640,551	$1,457,722	$1,223,198	$1,160,676	$811,524
Gross profit(2)	$819,757	$833,071	$651,316	$648,467	$439,743
Operating income(2), (3)	$265,940	$338,913	$269,364	$101,319	$8,232
Net income(3)	$151,333	$202,864	$175,796	$116,361	$157,495
Basic earnings per share	$1.39	$1.89	$1.65	$1.10	$1.55
Diluted earnings per share(4)	$1.27	$1.75	$1.64	$1.07	$1.52
Weighted average shares outstanding:
Basic	109,174	107,488	106,675	106,130	101,430
Diluted(4)	124,727	120,727	107,367	108,340	103,575
	At December 31,
	2004	2003	2002	2001	2000
Balance Sheet Highlights:
Current assets(2)	$1,370,186	$1,323,489	$913,451	$878,399	$705,413
Working capital(2)	$1,114,557	$984,804	$537,986	$633,274	$411,926
Total assets	$3,243,683	$3,282,600	$2,663,464	$2,528,334	$2,592,945
Total debt	$587,653	$722,535	$415,237	$483,805	$536,154
Deferred tax liabilities	$140,959	$143,626	$151,890	$186,145	$255,968
Total stockholders' equity	$2,243,149	$2,057,346	$1,798,284	$1,672,050	$1,547,969

(1)
We acquired Makoff R&D Laboratories, Inc. (Makoff) in 2000. These transactions were accounted for under the pooling of interests accounting method, and accordingly, the selected consolidated financial data for all periods presented has been prepared as if Makoff had always consolidated with Watson.

(2)
As of January 1, 2003, we reclassified our Steris Laboratories, Inc. and Marsam Pharmaceuticals, Inc. facilities from assets held for disposition to assets held and used. The Company reclassified gross profit, operating income, assets and working capital for the 2000, 2001 and 2002 periods to conform to current period presentation, which has no effect on net income, total assets or stockholders' equity.

(3)
For discussion on comparability of operating income and net income, please refer to financial line item discussion in our Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

(4)
Diluted earnings per share have been restated for the year ended December 31, 2003 to conform to Emerging Issues Task Force Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share".

        We did not pay any cash dividends during the years presented. In 2000, Makoff made distributions to its stockholders, before its merger with Watson, totaling $2.4 million.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption "Cautionary Note Regarding Forward-Looking Statements" just preceding this Item in this Form 10-K. In addition, the following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

GENERAL

        Watson Pharmaceuticals, Inc. (Watson, the "Company" "we", "us" or "our") was incorporated in 1985 and is engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development, and administrative facilities primarily in the United States (U.S.).

        Prescription pharmaceutical products in the U.S. are generally marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. As a result of the differences between the two types of products, we operate and manage our business as two segments: generic and brand. As of December 31, 2004, we marketed more than 130 generic pharmaceutical products and more than 20 brand pharmaceutical products.

        In June 2004, we announced a refocusing of our product development and sales and marketing efforts to concentrate on three core business areas: Specialty Products, Nephrology and Generics. In connection with the refocusing effort, we implemented the following:

  1.
  As a result of market place changes in the oral contraceptive market, we reclassified certain trademarked oral contraceptive products into our generic business segment, beginning in the third quarter of 2004.

  2.
  We terminated our contract sales force agreement with Ventiv Health, Inc. and implemented cost reduction initiatives across all aspects of our business. We recorded related restructuring charges of $6.3 million and $2.2 million as selling, general and administrative expenses and research and development expenses, respectively, during the third quarter of 2004. Overall, we expect to achieve total annual savings of between $80 and $90 million pre-tax per year, beginning in the third quarter of 2004, primarily attributable to the termination of the primary care contract sales force agreement.

  3.
  We announced the strategic decision to retain Steris Laboratories, Inc. (now known as Watson Laboratories, Inc.-Arizona), our injectable manufacturing facility located in Phoenix, Arizona. Five new Watson injectable products were introduced in 2004. In addition to the manufacturing of its injectable products, we have recently signed contract manufacturing agreements to produce several products for third parties. Accordingly, we expect minimal earnings dilution costs associated with the retention of the facility. Separately, Watson closed its Miami manufacturing facility in December 2004. The Company has no current plans for any additional manufacturing plant closures.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO 2003

Net Revenues

	Years Ended December 31,
($ in thousands):	2004	2003	Change
Generic pharmaceutical products	$1,239,420	$1,011,620	$227,800	22.5%
% of product net revenues	77%	72%
Brand pharmaceutical products
Specialty Products	196,037	236,083	(40,046)	(17.0)%
Nephrology	167,758	160,769	6,989	4.3%

Total brand pharmaceutical products	363,795	396,852	(33,057)	(8.3)%
% of product net revenues	23%	28%
Other	37,336	49,250	(11,914)	(24.2)%

Total net revenues	$1,640,551	$1,457,722	$182,829	12.5%

Generic Pharmaceutical Products

        Our generic pharmaceutical business develops, manufactures, markets, sells and distributes generic products that are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the brand product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties.

        The increase in net revenues from our generic business segment of $227.8 million or 22.5% during 2004 was primarily due to recent new product launches, including mint nicotine gum, bupropion hydrochloride sustained-release tablets, and nitrofurantoin monohydrate/macrocrystals capsules. Revenues from these products, launched in 2004, were $155.7 million. In addition, a portion of the increase in net generic revenues resulted from a full year sales of products launched in the fourth quarter of 2003. Revenues from products launched in the fourth quarter of 2003 such as glipizide extended-release tablets, additional strengths of oxycodone with acetaminophen tablets and TriNessa™ were $53.3 million and $172.7 million for 2003 and 2004, respectively.

        We expect total net revenues of generic pharmaceutical products to increase slightly in 2005 as a result of new product launches and a full year of sales for the products launched in the third and fourth quarters of 2004, including mint nicotine gum, bupropion hydrochloride sustained-release 200 mg tablets, Lutera™ and hydrocodone-ibuprofen.

Brand Pharmaceutical Products

        Our brand pharmaceutical business develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology.

        Our Specialty Products product line consists primarily of products that treat urologic disorders. The product portfolio also includes: (i) anti-hypertensive, psychiatry, pain management and dermatology products, (ii) a genital warts treatment, and (iii) a visual cervical screening device.

        Our Nephrology product line consists of products for the treatment of iron deficiency anemia and is generally marketed to nephrologists and dialysis centers. The key product of the Nephrology group is Ferrlecit®, which is used to treat low iron levels in patients undergoing hemodialysis in conjunction with erythropoietin therapy.

        The decrease of $33.1 million or 8% in net revenues from our brand pharmaceutical products during 2004 was primarily due to lower sales of certain products within our Specialty Products group, notably, Nor-QD®, Norco®, and Tri-Norinyl® due to the availability of generic equivalents in the market. A reduction in sales of Androderm® was partially due to back order shipments made in the first quarter of 2003. Together, these products accounted for a reduction in net revenues of $34.1 million in 2004. The aggregate reduction in net revenues from other specialty products was approximately $21.8 million.

        The decrease in net revenues within the Specialty Products group was partially offset by the following:

  1.
  An increase in net revenues from our Nephrology group due to an $8.6 million, or 7%, increase in net sales of Ferrlecit®, from $125.4 million in 2003 to $134.0 million in 2004.

  2.
  An increase in net revenues of Oxytrol® sales of $15.8 million, or 71%, to $38.0 million during 2004. Oxytrol® was introduced in April of 2003. The increase in net revenue is primarily due to increasing acceptance of the product as well as the benefit of a full year of sales during 2004.

        We expect our Specialty Products group net revenues to increase during 2005 as a result of the launch of our Trelstar® Depot and Trelstar® LA (collectively "Trelstar") products for the palliative treatment of advanced prostate cancer in the first half of 2005 and price increases in certain products. Product sales from our Nephrology group are expected to remain at 2004 levels.

Other Revenues

        Other revenues include royalties and revenues earned under research and development agreements. Revenues recognized from research, development and licensing agreements (including milestone payments) are deferred and recognized over the entire contract performance period, starting with the contract's commencement, but not prior to the removal of any contingencies for each individual milestone. We recognize this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

        Other revenues decreased from the prior year due to the absence of payments during 2004 from a litigation settlement with Aventis Pharmaceuticals (Aventis). Royalties earned pursuant to the Aventis settlement were $21.0 million during 2003. The effect of the decrease was partially offset by an increase in revenues earned from contract research and development agreements.

        We expect Other revenues in 2005 to decrease significantly due to the absence of royalty payments from Aventis in connection with Barr Laboratories, Inc.'s sales of ciprofloxacin tablets. Royalties earned under the agreement were $12.5 million and $13.1 million during 2003 and 2004, respectively.

Gross Profit Margin (Gross Margin)

	Years Ended December 31,
	2004	2003	Change
Overall Consolidated Gross Margin	50.0%	57.1%	(7.1)%
Generic pharmaceutical products	40.0%	47.1%	(7.1)%
Brand pharmaceutical products	78.8%	77.4%	1.4%
Gross margin on product net revenues	48.8%	55.7%	(6.9)%

        Gross margin on brand products increased slightly in 2004 as the Company enjoyed the benefit of a full year of Oxytrol® sales in 2004. Oxytrol® was introduced in April of 2003.

        The decrease in the Company's overall consolidated gross margins was due to the following:

  1.
  A shift in product mix from brand toward generic products:

    Margins on brand products have not changed significantly during 2004. However, the portion of brand sales to total product sales has decreased from 28% in 2003 to 23% in 2004. The increase in consolidated net revenues during 2004 was driven by sales of generic, in-licensed distributed products such as bupropion hydrochloride sustained-release tablets and TriNessa™, which generally provide lower gross margins than brand products.

  2.
  A shift in product mix within the generic business segment:

    A significant portion of the increase in generic net revenues from 2003 to 2004 was due to the introduction of distributed products, which accounted for an increase in net revenues of $201.9 million for the generic business segment.

  3.
  The under absorption of overhead costs at our Miami facility as we curtailed production at the facility in anticipation of its closure in December 2004.

  4.
  The $11.9 million decrease in Other revenues. No cost of sales is attributed to Other revenue.

        We expect the gross margin on our generic pharmaceutical products in 2005 to be approximately the same as in 2004. We expect the gross margin on our brand pharmaceutical products in 2005 to increase slightly from price increases on certain key products. Overall consolidated gross margins in 2005 are expected to be relatively the same as in 2004 as lower Other revenues will offset the increase in the expected margin increase on our brand pharmaceutical products.

Research and Development Expenses

	Years Ended December 31,
($ in thousands):	2004	2003	Change
Research and development expenses	$134,221	$102,083	$32,138	31.5%
as % of net revenues	8.2%	7.0%

        Research and development expenses consist predominantly of personnel costs, contract research, development and manufacturing costs and facilities costs associated with the development of our products. The increase in research and development expenses was due to expanded generic development programs and clinical studies. During 2004, we filed 21 Abbreviated New Drug Applications (ANDAs). We had approximately 100 generic products in development including 33 ANDAs on file as of December 31, 2004. Research and development expenses for 2004 also included a $10 million milestone payment to Kissei Pharmaceutical Co., Ltd. for the acquisition of certain rights to its product for the treatment of the signs and symptoms of benign prostatic hyperplasia and a $2.2 million restructuring charge recorded in the third quarter of 2004.

        Research and development expenses in 2005 are expected to be relatively the same as in 2004.

Selling, General and Administrative Expenses

	Years Ended December 31,
($ in thousands):	2004	2003	Change
Selling, general and administrative expenses	$301,209	$320,201	$(18,992)	(5.9)%
as % of net revenues	18.4%	22.0%

        Selling, general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions. The decrease in selling, general and administrative expenses during 2004 was mainly due to a cost reduction realized from the termination of our contract sales force agreement with Ventiv Health, Inc. during the third quarter of 2004 and a workforce reduction in our sales and marketing areas resulting from the realignment of our business strategy announced in June 2004. Included in the selling, general and administrative expenses is a $6.3 million restructuring charge recorded in the third quarter of 2004.

        As a result of the aforementioned business realignment, selling, general and administrative expenses are expected to decrease to approximately $280 million or 17 percent of expected total net revenues in 2005.

Amortization

	Years Ended December 31,
($ in thousands):	2004	2003	Change
Amortization	$72,287	$71,874	$413	0.6%

        The Company's amortizable assets consist primarily of acquired product rights. We regularly review the appropriateness of the useful lives assigned to our product rights taking into consideration potential future changes in the markets for our products. As a result of our most recent review, we have accelerated the amortization of several products rights including our Ferrlecit® product rights. As a result, we expect 2005 amortization expense to increase to approximately $165.0 million. See Note 6 in the accompanying Notes to Consolidated Financial Statements.

Equity in Losses of Joint Ventures

	Years Ended December 31,
($ in thousands):	2004	2003	Change
Equity in losses of joint ventures	$5,271	$1,274	$3,997	313.7%

        Our loss from joint ventures primarily represents our equity in the losses of Somerset Pharmaceuticals, Inc. (Somerset), our joint venture with Mylan Laboratories, Inc. In December 2004, Somerset entered into an agreement with Bristol Myers-Squibb for the commercialization and distribution of EmSam™. Under the terms of the agreement, Bristol Myers-Squibb receives exclusive distribution rights to commercialize EmSam™, if approved, in the U.S. and Canada. Somerset has received an upfront payment and may receive further milestone payments following the occurrence of certain events and on achievement of certain sales levels, as well as the reimbursement of certain development costs incurred over the term of the agreement. Somerset will supply EmSam™ to Bristol Myers-Squibb and receive royalties on product sales.

        We do not expect to incur losses from our joint ventures in 2005. Our losses in the Somerset venture were partially offset by income of $0.8 million and $2.2 million earned from our interest in ANCIRC Pharmaceuticals (ANCIRC), a joint venture with Andrx Corporation (Andrx), in 2004 and 2003, respectively.

Loss on Impairment of Assets

	Years Ended December 31,
($ in thousands):	2004	2003	Change
Loss on impairment of product rights	$46,100	$—	$46,100	—
Loss on impairment of investments and other assets	$7,858	$35,905	$(28,047)	(78.1)%

        From time to time when events or changes in circumstances indicate that some portion of long lived assets may have become unrecoverable, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair market value of the assets.

        During the third quarter of 2004, we recognized a $46.1 million impairment charge relating to our Tri-Norinyl® product rights as a result of a competitor's announcement of an ANDA approval for, and introduction of, a generic version of our Tri-Norinyl® oral contraceptive product.

        During 2004, we recorded investment impairment related charges of $9.8 million related to the write-down of our investments in various securities, net of a $5.4 million gain from the sale of Halsey Drug Co., Inc. (Halsey) note receivable and a $3.4 million impairment charge from the write-down of the Marsam manufacturing facility. See Note 8 in the accompanying Notes to Consolidated Financial Statements.

        Impairment charges during 2003 related primarily to write downs of various securities. We recorded the following impairment charges in 2003:

  1.
  $1.2 million related to our investment in Amarin Corporation plc (Amarin) due to an "other than temporary" change in the fair value of the Amarin shares.

  2.
  $13.0 million related to our investment in Genelabs Technologies, Inc. (Genelabs) due to an "other than temporary" change in the fair value of the Genelabs shares.

  3.
  $4.1 million related to our investment in Trylon Corporation (Trylon), a privately held company due to an "other than temporary" change in the recoverability of our investment in Trylon.

  4.
  $8.0 million related to our investment in warrants to purchase the common stock of Halsey. The impairment charge represented an adjustment to write the cost basis of the investment down to its fair value of $2.8 million. In addition, we recorded a $9.6 million write down related to our Halsey note receivable.

Gain on Sale of Securities

	Years Ended December 31,
($ in thousands):	2004	2003	Change
Gain on sale of securities	$5,737	$25,876	$(20,139)	(77.8)%

        The 2004 gain on sale of securities primarily resulted from the sale of a portion of the Company's investment in the common stock of Andrx. We sold 240,000 shares of Andrx common stock and received proceeds of $6.3 million from the sale. At December 31, 2004, we held approximately 607,000 shares of Andrx common stock at a fair value of $13.3 million with a gross unrealized holding gain of $11.7 million.

        In 2003, we sold 689,600 shares of Andrx common stock and our entire holdings (1.0 million shares) of Dr. Reddy Laboratories, Limited (Dr. Reddy) common stock. The aggregate proceeds and the related gains from the sales were $42.8 million and $25.9 million, respectively.

Loss on Early Extinguishment of Debt

	Years Ended December 31,
($ in thousands):	2004	2003	Change
Loss on early extinguishment of debt	$17,752	$2,807	$14,945	532.4%

        During the first half of 2004, we repurchased $135.9 million of our senior unsecured notes issued in May 1998 (1998 Senior Notes) for total consideration of $152.5 million, or a 12% premium over each note's face value. As a result of the repurchase, we incurred charges of $14.0 million and $3.7 million related to fees, expenses, unamortized discount, and the premiums paid in the first and second quarters of 2004, respectively (as described in Note 7 in the accompanying Notes to Consolidated Financial Statements).

Interest Expense

	Years Ended December 31,
($ in thousands):	2004	2003	Change
Interest expense—convertible contingent debentures	$13,777	$10,084	$3,693	36.6%
Interest expense—senior unsecured notes	3,106	11,063	(7,957)	(71.9)%
Interest and fees on credit facility	1,702	1,548	154	9.9%
Interest on term loan	—	1,330	(1,330)	(100.0)%
Change in derivative value	(3,423)	3,177	(6,600)	(207.7)%
Interest expense—other	72	207	(135)	(65.2)%

Total interest expense before capitalized interest	15,234	27,409	(12,175)	(44.4)%
Capitalized interest	(1,904)	(1,601)	(303)	18.9%

Total interest expense	$13,330	$25,808	$(12,478)	(48.3)%

        Interest expense decreased as a result of the following:

  1.
  A reduction in our weighted average borrowing rates to 2.6% during the year ended December 31, 2004 from 4.0% during the year ended December 31, 2003 due to the repurchase of $135.9 million of our 1998 Senior Notes between February and May 2004, and the repayment of the outstanding balance of the Company's then existing term loan and credit facility in 2003.

  2.
  A $6.6 million decrease during 2004 in the fair value of the embedded derivative related to our convertible contingent senior debentures (CODES).

YEAR ENDED DECEMBER 31, 2003 COMPARED TO 2002

Net Revenues

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Generic pharmaceutical products	$1,011,620	$863,160	$148,460	17.2%
% of product net revenues	72%	73%
Brand pharmaceutical products
Specialty Products	236,083	152,167	83,916	55.1%
Nephrology	160,769	171,618	(10,849)	(6.3)%

Total brand pharmaceutical products	396,852	323,785	73,067	22.6%
% of product net revenues	28%	27%
Other	49,250	36,253	12,997	35.9%

Total net revenues	$1,457,722	$1,223,198	$234,524	19.2%

        Net revenues increased in all segments, with our generics business segment contributing over 60% of the growth. Other revenues increased primarily due to revenue received from Aventis under a 1998 agreement entered into in connection with our acquisition of the Rugby Group, Inc. Pursuant to the agreement, we are entitled to a portion of the proceeds received by Aventis in connection with Barr Laboratories, Inc.'s sales of ciprofloxacin tablets. Other revenues also included $21 million of contingent payments received from Aventis in 2003 relating to a litigation settlement. The final contingent payment relating to this settlement was received in September 2003.

Generic Pharmaceutical Products

        The increase in net revenues from our generic business segment was predominantly from 20 new product launches, such as oxycodone/acetaminophen and glipizide extended-release tablets, product reintroductions and certain price increases on key products with limited competition during 2003. New oral contraceptive product launches such as our TriNessa™, Mononessa™, and Necon® 7/7/7 products contributed to the increase in net revenues. Our nicotine gum product also contributed to the increase as a result of increased market share and the introduction of a new packaging size.

Brand Pharmaceutical Products

        The increase in net revenues from our brand business segment was primarily attributable to revenue growth within our Specialty Products group. The predominant factors contributing to the increase were higher unit sales of our Androderm® testosterone patch, resulting from focused product promotions and prescription growth, the acquisition of the Fioricet® and Fiorinal® product lines from Novartis Pharmaceuticals Corporation (Novartis) during the first quarter of 2003 and the launch of our Oxytrol® product during the second quarter of 2003. The higher revenues in our Specialty Products group offset the slight decline in net revenues from our Nephrology group.

Gross Profit Margin (Gross Margin)

	Years Ended December 31,
	2003	2002	Change
Overall Consolidated Gross Margin	57.1%	53.2%	3.9%
Generic pharmaceutical products	47.1%	44.8%	2.3%
Brand pharmaceutical products	77.4%	70.5%	6.9%
Gross margin on product net revenues	55.7%	51.8%	3.9%

        Overall consolidated gross margin in 2003 increased compared to 2002 due to an increase in other revenues and higher gross margins for both brand and generic pharmaceuticals products. Net revenue mix is an important consideration in evaluating the profitability of our business. Our brand products generally realize higher gross profit margins than our generic products. Any significant change in our net revenue mix could substantially impact our gross profit, gross margin and the overall profitability of our business. The overall increase in gross margin on product net revenues is due to higher gross margins on our brand pharmaceutical products resulting from the launch of Oxytrol® and product sales of Fiorinal® and Fioricet®. The increase in gross margin on our generic pharmaceutical products is due to price increases for certain products with a competitive advantage, the launch of higher margin products, including oxycodone acetaminophen and glipizide extended-release and higher margins on existing products, such as nicotine gum.

Research and Development Expenses

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Research and development expenses	$102,083	$82,178	$19,905	24.2%
as % of net revenues	7.0%	6.7%

        Research and development expenses increased from the prior year due to increased spending on clinical studies and expanded generic development programs. The clinical studies predominantly related to our anti-fungal nail patch and a transdermal contraceptive patch, both of which we discontinued in 2004, continued studies with our Oxytrol® product and additional indications for Ferrlecit®. Expenses also increased due to biostudies and other expenses related to various generic products under different stages of development. During 2003 we expanded our relationship with Cipla Ltd., the second largest pharmaceutical company in India. This expansion results in increased spending on development of new off-patent products.

Selling, General and Administrative Expenses

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Selling, general & administrative expenses	$320,201	$238,458	$81,743	34.3%
as % of net revenues	22.0%	19.5%

        Selling, general & administrative expenses increased from the prior year primarily due to higher spending associated with our Oxytrol® product launch in April 2003 and additional costs related to expansion of our sales force through our relationship with Ventiv Health, Inc., our contract sales organization. We also experienced increases related to the ongoing implementation of our new Enterprise Resource Planning (ERP) system.

Amortization Expense

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Amortization	$71,874	$61,316	$10,558	17.2%

        The increase in amortization expenses is primarily due to amortization associated with the Fiorinal® and Fioricet® product lines acquired in February 2003.

Equity in Losses of Joint Ventures

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Equity in losses of joint ventures	$1,274	$3,750	$(2,476)	(66.0)%

        The change from the prior year losses is attributable to income from our interest in ANCIRC, a joint venture with Andrx. The income from ANCIRC partially offset the losses from our interest in Somerset.

Loss on Impairment of Investments and Other Assets

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Loss on impairment of investments and other assets	$35,905	$5,657	$30,248	534.7%

        During 2003, we recorded "other than temporary" impairment charges of $1.2 million related to our investment in Amarin and $13.0 million related to our investment in Genelabs due to their carrying values exceeding fair value for an extended period of time. We also recorded a $4.1 million impairment charge related to our investment in Trylon, a privately held company. During 2003, Trylon's financial position deteriorated substantially. At December 31, 2003, we assessed the fair value of our investment in Trylon to be $1.3 million based upon review of their net assets in relationship to our ownership percentage and potential recoverability of our investment.

        During 2003, we recorded an impairment charge of $8.0 million related to our investment in Halsey warrants to purchase its common stock. The impairment charge represented the required adjustment to write the cost basis of the investment down to its fair value of $2.8 million. In addition, we recorded a $9.6 million write down related to our Halsey note receivable. Halsey's financial position also deteriorated substantially during 2003. The note receivable was evaluated for recoverability of the note, for which we are senior to all other debt, on a liquidation basis. At December 31, 2003, the carrying value of the note receivable was $1 million.

Gain on Sale of Securities

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Gain on sale of securities	$25,876	$3,322	$22,554	678.9%

        The 2003 gain on sale of securities resulted from our sale of 689,600 shares of Andrx common stock and 1.0 million shares of Dr. Reddy common stock. We received proceeds from the sales of $15.7 million and $27.1 million for Andrx and Dr. Reddy, respectively. We no longer hold any shares of common stock of Dr. Reddy.

Gain on Sale of Subsidiary

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Gain on sale of subsidiary	$15,676	$—	$15,676	—

        During the first quarter of 2003, we sold our subsidiary located in the United Kingdom for a gain of $15.7 million. During 2002, the subsidiary had net revenues, gross profit and net income of

$10.8 million, $6.3 million and $3.2 million, respectively. See Note 10 in the accompanying Notes to Consolidated Financial Statements.

Gain from Legal Settlement

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Gain from legal settlement	$—	$32,000	$(32,000)	(100.0)%

        During the second quarter of 2002, we recorded a $32.0 million gain as a result of a settlement reached with Bristol-Myers Squibb resolving all outstanding disputes between the companies related to buspirone.

Loss on Early Extinguishment of Debt

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Loss on early extinguishment of debt	$2,807	$—	$2,807	—

        During the first quarter of 2003, we incurred a $2.8 million charge for the unamortized bank fees associated with the retirement of our credit facility entered into in July 2000.

Interest Expense

	Years Ended December 31,
($ in thousands):	2003	2002	Change
Interest expense	$25,808	$22,081	$3,727	16.9%

        Interest expense increased primarily as a result of the adjustments made to the fair value of our derivative financial instruments during 2003. The contingent interest payment feature in our CODES is an embedded derivative and has been bifurcated and recorded separately in other long-term liabilities. The change in the fair value of the derivative of $3.2 million was recorded as interest expense in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operations

        Watson's primary source of liquidity is cash from operations. The Company has generated cash flows from operating activities in amounts greater than net income in years 2004, 2003 and 2002, primarily driven by improving the management of our working capital. In 2004, working capital increased by $129.8 million from $984.8 million in 2003 to $1.1 billion in 2004 (See discussion below on changes in working capital). During 2004, the cash flows from operations have allowed us to fund our discretionary spending, while at the same time reducing our long term debt balances. Our discretionary spending includes capital spending and acquisition of product rights.

        Management expects that 2005 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs.

        Summarized cash flow information is as follows:

	Years Ended December 31,
($ in thousands):	2004	2003	2002
Net cash provided by operating activities	$308,269	$262,517	$303,989

        Cash flow from operations is expected to exceed $320 million in 2005.

Changes in Working Capital

        Working capital at December 31, 2004 and 2003 is summarized as follows:

($ in thousands):	2004	2003	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$298,653	$318,043	$(19,390)
Marketable securities	381,679	255,678	126,001
Accounts receivable, net of allowances	251,459	211,174	40,285
Inventories	321,299	393,393	(72,094)
Other	117,096	145,201	(28,105)

Total current assets	1,370,186	1,323,489	46,697

Current liabilities:
Accounts payable and accrued expenses	192,701	215,388	(22,687)
Other	62,928	123,297	(60,369)

Total current liabilities	255,629	338,685	(83,056)

Working Capital	$1,114,557	$984,804	$129,753

Current Ratio	5.36	3.91

        During 2004, we acquired approximately $200 million in investments in U.S. Treasury securities. These investments are classified as available-for-sale securities and are recorded at fair value based on the quoted market prices. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations with ratings of A or better, commercial paper, auction rate securities and money market funds. Our investments in marketable securities are governed by our investment policy which seeks to preserve the value of our principal, provide liquidity and maximize return on the Company's investment against minimal interest rate risk.

        Certain prior years' amounts have been reclassified to conform to the current-year presentation. Auction rate securities are now classified as available-for-sale securities and reported as marketable securities, instead of cash and cash equivalents, in the consolidated balance sheets for all periods presented. The auction rate securities were $169.7 million and $235.3 million at December 31, 2004 and 2003, respectively.

        Accounts receivable was higher at December 31, 2004 primarily due to higher mix of our generic versus brand receivables. Receivables from generic sales have higher days' sales outstanding than brand sales. Inventories were lower at December 31, 2004 primarily due to improved management of our inventories and to the effect of product launches in 2004.

Capital Expenditures

        Our capital expenditures are summarized as follows:

	Years Ended December 31,
($ in thousands):	2004	2003	2002
Additions to property and equipment	$69,209	$151,359	$87,466
Acquisitions of product rights	29,838	179,609	124,407

	$99,047	$330,968	$211,873

        Our capital expenditures include investments to upgrade and expand our property and equipment and thereby expand our production, laboratory, warehouse and distribution capacity. Our objective is to ensure we have the facilities necessary to produce and distribute our current and future products. In 2004, our capital expenditures primarily relate to our implementation of the ERP system, expansion of our manufacturing and distribution facilities, and acquisitions of machinery and equipment used in the Company's operations.

        The Company periodically makes certain investments in product rights. These consist primarily of certain contingent and scheduled payments related to product right acquisitions. The contingent payments are based on the achievement of certain net sales amounts and other factors. Total cash payments for such investments in product rights under such contingent arrangements were approximately $11.0 million in 2004 and were recorded as additions to product rights and other intangibles on the Company's Consolidated Balance Sheet.

        In September 2004, we entered into a licensing agreement with Debiopharm S.A. (Debiopharm), the independent drug-development company specializing in oncology, endocrinology, central nervous system and niche diseases, to market Trelstar®. Trelstar® has been approved by the U.S. Food and Drug Administration (FDA) for the palliative treatment of advanced prostate cancer in the U.S. and by the Canadian Therapeutic Products Directorate for the treatment of advanced prostate cancer and endometriosis in Canada. Our upfront payment to Debiopharm was $19.0 million and was recorded as an addition to product rights and other intangibles on the Company's Consolidated Balance Sheets.

        We expect to spend between $75 million and $100 million for property and equipment additions in 2005. We expect approximately $30 million in expenditures for the construction of a new distribution facility. The remaining expenditures are planned for plant improvements and expansion. During 2005, we also expect to pay an additional $14 million in milestone payments to Debiopharm S.A. upon the attainment of specified future milestones.

Debt and Borrowing Capacity

        Our debt and borrowing capacity is summarized as follows:

($ in thousands):	2004	2003	Increase (Decrease)
Long-term debt	$587,653	$722,535	$(134,882)
Debt to capital ratio	20.8%	26.0%

        In March 2003, we issued $575 million of convertible contingent senior debentures due in 2023. As of December 31, 2004, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.2%.

        Between February and May 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, or a 12% premium over each note's face value. We recorded charges of $17.8 million in 2004, related to fees, expenses, unamortized discount, and premiums paid. Interest expense in 2005 should decline as a result of the repurchase.

        In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the Credit Facility) for working capital and other general corporate purposes. As of December 31, 2004, the total $300 million under the Credit Facility was available to us. Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. In order to provide subsidiary guarantees in connection with the new Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders. We are subject to, and, as of December 31, 2004, were in compliance with financial and operation covenants under the terms of the Credit Facility. The agreement currently contains the following financial covenants:

  •
  maintenance of a minimum net worth of at least the sum of $1.44 billion plus an amount equal to the sum of 50% of net income for each fiscal quarter after December 31, 2002;

  •
  maintenance of a maximum leverage ratio not greater than 2.25 to 1.0; and

  •
  maintenance of a minimum interest coverage ratio of at least 7.0 to 1.0.

        At December 31, 2004, our net worth was $1.9 billion and our leverage ratio was 1.41 to 1.0. Our interest coverage ratio for the year ended December 31, 2004 was 31.5 to 1.0.

        Under the Credit Facility, interest coverage ratio, with respect to any financial covenant period, is defined as the ratio of EBITDA for such period to interest expense for such period. The leverage ratio, for any financial covenant period, is defined as the ratio of the outstanding principal amount of funded debt for the borrower and its subsidiaries at the end of such period, to EBITDA for such period. EBITDA under the Credit Facility, for any covenant period, is defined as net income plus (1) depreciation and amortization, (2) interest expense, (3) provision for income taxes, (4) extraordinary or unusual losses, (5) non-cash portion of nonrecurring losses and charges, (6) other non-operating, non-cash losses and (7) minority interest expense in respect of equity holdings in affiliates; minus (1) extraordinary gains, (2) interest income and (3) other non-operating, non-cash income.

Long-term Obligations

        The following table lists our enforceable and legally binding obligations as of December 31, 2004. Some of the amounts included herein are based on management's estimates and assumption about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period
(in thousands):	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$589,154	$11	$14,132	$11	$575,000
Liabilities incurred for acquisitions of products and businesses	5,631	2,815	2,816	—	—
Operating lease obligations	40,381	7,691	15,732	4,769	12,189

Total contractual cash obligations	$635,166	$10,517	$32,680	$4,780	$587,189

        The Company is involved in certain minor joint venture arrangements that are intended to complement the Company's core business and markets. The Company has the discretion to provide funding on occasion for working capital or capital expenditures. The Company makes an evaluation of additional funding based on an assessment of the venture's business opportunities. The Company believes that any possible commitments arising from the current arrangements will not be significant to the Company's financial condition or results of operations.

        The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial conditions, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

        On February 10, 2005, the Company's Board of Directors authorized the expenditure of up to $300.0 million to repurchase shares of the Company's outstanding common stock. The Company will repurchase its shares on the open market from time to time, in accordance with the requirements of the U.S. Securities and Exchange Commission (SEC), and subject to market conditions, applicable legal requirements and other factors. The number of shares ultimately purchased by the Company will depend on subsequent developments and corporate needs and the repurchase program may be interrupted or discontinued at any time. The stock repurchase program is not expected to affect our compliance with our debt covenants.

CRITICAL ACCOUNTING ESTIMATES

        Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

  •
  Revenue and Provision for Sales Returns and Allowances

  •
  Revenue Recognition

  •
  Inventory Valuation

  •
  Investments

  •
  Product Rights

  •
  Goodwill and Indefinite-Lived Intangible Assets

        In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available GAAP alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.

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

        Our provision for chargebacks is our most significant and complex estimated sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the wholesaler's customer pays for that product. Our chargeback estimates take into consideration the current average chargeback rates by product and estimated wholesaler inventory levels. We continually monitor our assumptions giving consideration to current pricing trends and estimated wholesaler inventory levels and make adjustments to these estimates when we believe that the actual chargeback amounts payable in the future will differ from our original estimates.

Revenue Recognition

        Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. We record revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. Revenues recognized from research, development and licensing agreements (including milestone payments) are deferred and recognized over the entire contract performance period, starting with the contract's commencement, but not prior to the removal of any contingencies for each individual milestone. We recognize this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

Inventory Valuation

        Inventories consist of finished goods held for distribution, raw materials and work in process. Included in inventory are generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace. Our inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). We write down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. In addition, estimates are utilized in quantifying reserves of future expired products (returns) and/or short-dated product.

Investments

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

        All of our marketable securities are classified as available-for-sale and are reported at fair value, based on quoted market prices. The adjustment to fair value is included on the balance sheet in a separate component of stockholders' equity as unrealized gains and losses and reported as other comprehensive income. No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Product Rights

        Our product rights are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years. We determine amortization periods for product rights based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product's position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the product right's useful life and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decline.

        Product rights are tested periodically for impairment when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows of the product(s). In the event the carrying value of the asset exceeds the undiscounted future cash flows of the product(s) and the carrying value is considered not recoverable, impairment exists. An impairment loss is measured as the excess of the asset's carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in net income in the period that the impairment occurs. We perform our projections of discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 129-1, "Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities." FSP 129-1 requires the disclosure provisions of Statement 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share. We adopted the disclosure requirements of FSP 129-1 in our Consolidated Financial Statements.

        In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Under EITF Issue No. 04-8, contingently convertible debt instruments (Co-Cos) should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. Additionally, prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus, which is effective for reporting periods ending after December 15, 2004. The adoption of EITF Issue No. 04-8 added approximately 14.4 million and 11.8 million shares associated with the conversion of our CODES to the number of weighted shares outstanding for the calculation of diluted earnings per share for the years ended December 31, 2004 and 2003, respectively.

        In September 2004, EITF reached a final consensus on EITF Issue No. 04-10, "Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related

Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." Under EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated into a reportable segment if aggregation is consistent with the objective and basic principles of FASB Statement No. 131, the segments have similar economic characteristics, and the segments share a majority of the other aggregation criteria as defined by FASB Statement No. 131, paragraph 17. The corresponding information for earlier periods, including interim periods, shall be restated unless it is impractical to do so. Restatement of previously issued financial statements is required. The effective date of EITF Issue No. 04-10 has been delayed until the issuance of a FASB Staff Position to provide guidance on the meaning of similar economic characteristics. We believe that the adoption of EITF Issue No. 04-10 will not have a material effect on our Consolidated Financial Statements.

        In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs-an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. We believe that the adoption of SFAS No. 151 will not have a material effect on our Consolidated Financial Statements.

        In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 provides a special deduction on qualified production activities in accordance with FASB Statement No. 109 and that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by FASB Statement No. 109. FSP 109-1 is effective upon its issuance. The adoption of FSP 109-1 did not have a material impact on our Consolidated Financial Statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third calendar quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Investment Risk

        As of December 31, 2004, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $45.3 million. Of this amount, we had equity-method investments of $5.1 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $18.6 million ($13.3 million that was included in "Marketable securities" and $5.3 million that was included in "Investments and other assets"). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at December 31, 2004, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $4.6 million, $7.4 million and $9.3 million, respectively.

        At December 31, 2004, our investment in Andrx consisted of approximately 607,000 shares of Andrx common stock with a fair market value of $13.3 million. Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk. The market price of Andrx common shares has been, and may continue to be, volatile. For example, on December 31, 2003, the final trading day of 2003, the closing price of Andrx was $24.04. On December 31, 2004, the final trading day of 2004, the closing price of Andrx was $21.83.

        The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2004 and 2003 and further reflects the volatility of the stock price:

	Andrx
	High	Low
2004, by quarter
First	$30.87	$23.55
Second	$29.35	$22.24
Third	$28.10	$16.95
Fourth	$23.63	$14.09
2003, by quarter
First	$16.83	$7.68
Second	$24.20	$11.10
Third	$25.90	$16.32
Fourth	$24.05	$17.00

        We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.

Interest Rate Risk

        Our exposure to interest rate risk relates primarily to our non-equity investment portfolio. Our cash is invested in A-rated money market mutual funds, short-term securities and auction rate securities. Consequently, our interest rate and principal risk are minimal.

        During 2004, we acquired a significant amount of U.S. Treasury securities classified as available-for-sale securities, with no security having a maturity in excess of two years. These securities are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.

        Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our 1998 Senior Notes approximated their carrying values on December 31, 2004. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

        At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

        We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item is contained in the financial statements set forth in Item 15 (a) under the caption "Consolidated Financial Statements and Supplementary Data" as a part of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. However, our assessment of the disclosure controls and procedures with respect to the Company's equity method investees did include an assessment of the controls over the recording of amounts related to our investments that are recorded in our consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

        As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company's internal control over financial reporting were effective as of December 31, 2004.

        Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There have been no changes in the Company's internal control over financial reporting, during the fiscal quarter ended December 31, 2004, that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2005 Annual Meeting of Stockholders to be held on May 13, 2005 (our "2005 Proxy Statement").

        Information concerning our Audit Committee and the independence of its members, along with information about the financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee segment of our 2005 Proxy Statement and is incorporated herein by reference.

Executive Officers

        The information concerning executive officers of Watson required under this Item is provided in Part 1 under Item 4a of this report.

Section 16(a) Compliance

        Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2005 Proxy Statement and is incorporated herein by reference.

Code of Ethics

        Watson has adopted a Code of Conduct that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is posted on our Internet Website at www.watsonpharm.com. Any person may request a copy of our Code of Ethics by contacting us at 311 Bonnie Circle, Corona, California, 92880, Attn: Secretary. Any amendments to or waivers from the Code of Conduct will be posted on our Website at www.watsonpharm.com under the caption "Corporate Governance" within the Investors section of our Website.

        The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2004, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        On June 8, 2004, the Company submitted to the New York Stock Exchange the Annual CEO Certification required pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 11.    EXECUTIVE COMPENSATION

        The information concerning executive compensation for Watson required under this Item is incorporated herein by reference from our 2005 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2005 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2005 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2005 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Consolidated Financial Statements and Supplementary Data

  2.
  Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts	F-39

    All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

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
4.1
Trust Indenture and supplemental indenture dated May 18, 1998 between the Company and First Union National Bank, as Trustee for the issuance of the Company's Senior Unsecured Notes, is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3/A (Reg. No. 333-49079), filed on April 30, 1999.

Second Supplement Indenture dated February 20, 2004 between the Company and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, to the indenture and supplemental indenture dated May 18, 1998, is incorporated by reference to Exhibit 4.1 to the Company's 2003 Form 10-K.
4.2
Indenture dated March 7, 2003 between the Company and Wells Fargo Bank, National Association as Trustee for the issuance of the Company's 1.75% Convertible Senior Debentures, is incorporated by reference to Exhibit 4.2 to the Company's March 31, 2003 Form 10-Q.

4.3
Form of Guaranty, dated as of May 30, 2003, by each of the subsidiaries of the Company, other than minor subsidiaries, in favor of Wachovia Bank National Association, a national banking association, as trustee for the holders of the Company's 1998 Senior Notes, is incorporated by reference to Exhibit 4.1 to the Company's June 30, 2003 Form 10-Q.
*10.1	1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company's June 30, 1995 Form 10-Q.
Plan amendments are incorporated by reference to Exhibit 10.6(a) to the Company's June 30, 1996 Form 10-Q and by reference to Exhibit 10.6(a) to the Company's March 31, 1997 Form 10-Q.
*10.2
Watson Pharmaceuticals, Inc. Employee Stock Purchase Plan effective as of February 12, 2001, is incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2001.
First Amendment to the Employee Stock Purchase Plan of Watson, is incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the quarterly period ended June 30, 2001.
*10.3
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
Second Amendment to the 2001 Incentive Award Plan of Watson is incorporated by reference to Exhibit 10.4 to the Company's 2003 Form 10-K.
Third Amendment to the 2001 Incentive Award Plan of Watson, is incorporated by reference to Exhibit 10.1 to the Company's September 30, 2003 Form 10-Q.
*10.4
Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement in substantially the form filed and incorporated by reference to Exhibit 10.4 to the Company's 2000 Form 10-K with each of its executive officers, who include Allen Chao, Ph.D., David Buchen, David C. Hsia, Ph.D., and Susan Skara. A copy of each of these individual's Key Employee Agreements will be provided to the Staff upon request.
*10.5	Key Employment Agreement entered into as of August 15, 2002 by and between Charles Ebert and the Company, is incorporated by reference to Exhibit 10.1 to the Company's September 30, 2002 Form 10-Q.
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

+10.8
Distribution Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated June 24, 1993, as amended June 28, 1994, is incorporated by reference to Exhibit 10.12 to the Company's 2000 Form 10-K.
+10.9
Manufacturing & Supply Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmbH dated December 1, 1998, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.13 to the Company's 2000 Form 10-K.
+10.10
Trademark Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated August 26, 1993, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.14 to the Company's 2000 Form 10-K.
10.11
Credit Agreement dated as of May 30, 2003 among the Company, Wachovia Bank N.A., Bank of America, N.A., CIBC World Markets Corp., Lehman Commercial Paper, Inc. and Morgan Stanley Bank, is incorporated by reference to Exhibit 10.1 to the Company's May 30, 2003 Form 8-K.
Amendment dated February 10, 2005, is incorporated by reference to Exhibit 10.1 to the Company's February 10, 2005 Form 8-K.
10.12
Resale Registration Rights Agreement dated as of March 7, 2003 among the Company and Lehman Brothers Inc., Morgan Stanley & Co., Incorporated, CIBC World Markets Corp., Wachovia Securities, Inc., Banc of America Securities LLC, Comerica Securities, Inc. and Wells Fargo Securities, LLC., is incorporated by reference to Exhibit 10.16 to the Company's March 31, 2003 Form 10-Q.
*10.13	Key Employment Agreement entered into as of May 5, 2003 by and between Charlie Slacik and the Company, is incorporated by reference to Exhibit 10.1 to the Company's June 30, 2003 Form 10-Q.
*10.14	Key Employment Agreement entered into as of August 16, 2004 by and between James Nash and the Company, is incorporated by reference to Exhibit 10.1 to the Company's September 30, 2004 Form 10-Q.
*10.15	Amendment No. 1 to Watson Pharmaceuticals, Inc. Key Employee Agreement entered into as of December 13, 2004 by and between James Nash and the Company.
10.16	2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee or a Consultant.
10.17	2001 Incentive Award Plan Notice of Grant and Signature Page for a Director.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WATSON PHARMACEUTICALS, INC. (Registrant)
By:	/s/ ALLEN CHAO Allen Chao, Ph.D. Chairman, President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ CHARLES P. SLACIK Charles P. Slacik Executive Vice President—Chief Financial Officer (Principal Financial Officer)
By:	/s/ R. TODD JOYCE R. Todd Joyce Vice President—Corporate Controller and Treasurer (Principal Accounting Officer)

Date: March 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALLEN CHAO Allen Chao, Ph.D.	Chairman, President and Chief Executive Officer	March 15, 2005
/s/ MICHAEL J. FEDIDA Michael J. Fedida	Director	March 15, 2005
/s/ MICHEL J. FELDMAN Michel J. Feldman	Director	March 15, 2005
/s/ ALBERT F. HUMMEL Albert F. Hummel	Director	March 15, 2005

/s/ CATHERINE M. KLEMA Catherine M. Klema	Director	March 15, 2005
/s/ JACK MICHELSON Jack Michelson	Director	March 15, 2005
/s/ RONALD R. TAYLOR Ronald R. Taylor	Director	March 15, 2005
/s/ ANDREW L. TURNER Andrew L. Turner	Director	March 15, 2005
/s/ FRED G. WEISS Fred G. Weiss	Director	March 15, 2005

        All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Watson Pharmaceuticals, Inc.

We have completed an integrated audit of Watson Pharmaceuticals, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the index on appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set for therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, during 2004, the Company adopted EITF Issue No. 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings per Share."

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Report of Management on Internal Control Over Financial Reporting," appearing on Item 9A. Controls and Procedures, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Orange County, California
March 11, 2005

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$298,653	$318,043
Marketable securities	381,679	255,678
Accounts receivable, net of allowances for doubtful accounts of $1,139 and $3,398	251,459	211,174
Inventories	321,299	393,393
Prepaid expenses and other current assets	26,894	38,561
Deferred tax assets	90,202	106,640

Total current assets	1,370,186	1,323,489
Property and equipment, net	427,377	424,995
Investments and other assets	47,499	50,096
Deferred tax assets	30,280	27,130
Product rights and other intangibles, net	912,746	1,001,295
Goodwill	455,595	455,595

Total Assets	$3,243,683	$3,282,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$192,701	$215,388
Income taxes payable	57,851	111,982
Deferred revenue	5,077	11,315

Total current liabilities	255,629	338,685
Long-term debt	587,653	722,535
Deferred revenue	11,557	10,767
Other long-term liabilities	4,736	9,641
Deferred tax liabilities	140,959	143,626

Total liabilities	1,000,534	1,225,254

Commitments and contingencies
Stockholders' equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 109,719,900 and 108,330,300 shares outstanding	362	357
Additional paid-in capital	880,202	841,007
Retained earnings	1,353,047	1,201,714
Accumulated other comprehensive income	9,538	14,268

Total stockholders' equity	2,243,149	2,057,346

Total liabilities and stockholders' equity	$3,243,683	$3,282,600

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net revenues	$1,640,551	$1,457,722	$1,223,198
Cost of sales	820,794	624,651	571,882

Gross profit	819,757	833,071	651,316

Operating expenses:
Research and development	134,221	102,083	82,178
Selling, general and administrative	301,209	320,201	238,458
Amortization	72,287	71,874	61,316
Loss on impairment of product rights	46,100	—	—

Total operating expenses	553,817	494,158	381,952

Operating income	265,940	338,913	269,364

Other income (expense):
Equity in losses of joint ventures	(5,271)	(1,274)	(3,750)
Loss on impairment of investments and other assets	(7,858)	(35,905)	(5,657)
Gain on sale of securities	5,737	25,876	3,322
Gain on sale of subsidiary	—	15,676	—
Gain from legal settlement	—	—	32,000
Gain on sale of fixed assets	1,458	—	—
Loss on early extinguishment of debt	(17,752)	(2,807)	—
Interest income	6,616	5,506	6,524
Interest expense, net of capitalized interest of $1,904, $1,601, and $867	(13,330)	(25,808)	(22,081)
Other income (expense)	1,338	(2,065)	(632)

Total other (expense) income, net	(29,062)	(20,801)	9,726

Income before income taxes	236,878	318,112	279,090
Provision for income taxes	85,545	115,248	103,294

Net income	$151,333	$202,864	$175,796

Earnings per share (as restated per Note 2):
Basic	$1.39	$1.89	$1.65

Diluted	$1.27	$1.75	$1.64

Weighted average shares outstanding (as restated per Note 2):
Basic	109,174	107,488	106,675

Diluted	124,727	120,727	107,367

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$151,333	$202,864	$175,796

Reconciliation to net cash provided by operating activities:
Depreciation	34,379	28,478	25,260
Amortization	72,287	71,874	61,316
Loss on impairment of product rights	46,100	—	—
Loss on impairment of investments and other assets	7,858	35,905	5,657
Loss on early extinguishment of debt	17,752	2,807	—
Deferred income tax (benefit) provision	13,463	(30,245)	(29,921)
Equity in losses of joint ventures	5,271	1,274	3,750
Gain on sale of securities	(5,737)	(25,876)	(3,322)
Gain on sale of fixed assets	(1,458)	—	—
Gain on sale of subsidiary	—	(15,676)	—
Tax benefits from employee stock plans	6,430	6,950	1,201
Mark to market on derivative	(3,422)	3,175	—
Other	1,066	1,858	1,281
Changes in assets and liabilities:
Accounts receivable, net	(40,285)	(34,243)	(5,478)
Inventories	72,094	(45,526)	(62,240)
Prepaid expenses and other current assets	11,581	(1,930)	(5,508)
Accounts payable and accrued expenses	(24,174)	43,034	18,760
Deferred revenue	(5,448)	13,905	(957)
Income taxes payable	(54,131)	438	101,692
Other assets	3,310	3,451	16,702

Total adjustments	156,936	59,653	128,193

Net cash provided by operating activities	308,269	262,517	303,989

Cash Flows From Investing Activities:
Additions to property and equipment	(69,209)	(151,359)	(87,466)
Acquisitions of product rights	(29,838)	(179,609)	(124,407)
Additions to marketable securities	(198,696)	(205,714)	(29,596)
Additions to long-term investments	(17,819)	—	—
Proceeds from sale of property and equipment	30,479	—	—
Proceeds from sales of marketable securities	72,364	42,770	9,087
Proceeds from sale of Halsey note receivable	5,381	—	—
Proceeds from sale of subsidiary	—	16,368	—
Distribution from equity investments	—	13,500	—
Acquisition of business, net of cash acquired	—	(15,099)	—
Repayment of notes receivable	—	—	7,741
Contingent payment related to acquisition of The Rugby Group	—	—	(5,500)
Other investing activities, net	409	3,479	3,339

Net cash used in investing activities	$(206,929)	$(475,664)	$(226,802)

See accompanying Notes to Consolidated Financial Statements.

Cash Flows From Financing Activities:
Proceeds from issuance of debt, net of issuance costs of $14,375	$—	$560,625	$—
Proceeds from borrowings under revolving credit facility	—	60,000	—
Payments to repurchase 1998 Senior Notes	(135,905)	—	—
Premium paid on 1998 Senior Notes repurchase	(17,072)	—	—
Principal payments on credit facility	—	(325,946)	—
Principal payments on long-term debt	—	—	(68,393)
Principal payments on acquisition liabilities	(8)	(1,012)	(7,083)
Proceeds from stock plans	32,255	36,964	5,117

Net cash (used in) provided by financing activities	(120,730)	330,631	(70,359)

Net (decrease) increase in cash and cash equivalents	(19,390)	117,484	6,828
Cash and cash equivalents at beginning of period	318,043	200,559	193,731

Cash and cash equivalents at end of period	$298,653	$318,043	$200,559

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest (net of capitalized interest of $1,904, $1,601, and $867 during the years 2004, 2003, and 2002, respectively)	$14,607	$16,469	$19,291

Income taxes, net of refunds	$119,503	$132,493	$25,930

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Common stock—shares outstanding:
Beginning balance	108,330	106,879	106,459
Exercise of stock options and warrants	1,247	1,344	364
Common stock issued under employee benefit plan	143	109	56
Other	—	(2)	—

Ending balance	109,720	108,330	106,879

Common stock—amount:
Beginning balance	$357	$353	$351
Exercise of stock options and warrants	5	4	2

Ending balance	362	357	353

Additional paid-in capital:
Beginning balance	841,007	797,097	790,742
Exercise of stock options and warrants	28,416	34,049	3,914
Tax benefits from employee stock plans	6,430	6,950	1,201
Common stock issued under employee benefit plan	3,834	2,490	1,240
Other	515	421	—

Ending balance	880,202	841,007	797,097

Retained earnings:
Beginning balance	1,201,714	998,850	823,054
Net income	151,333	202,864	175,796

Ending balance	1,353,047	1,201,714	998,850

Accumulated other comprehensive income:
Beginning balance	14,268	1,984	57,903
Other comprehensive (loss) income	(4,730)	12,284	(55,919)

Ending balance	9,538	14,268	1,984

Total stockholders' equity	$2,243,149	$2,057,346	$1,798,284

Comprehensive income:
Net income	$151,333	$202,864	$175,796

Other comprehensive (loss) income:
Unrealized holding (loss) gain on securities	(7,944)	18,874	(91,566)
Less related income taxes	2,860	(6,851)	36,626

Total unrealized (loss) gain on securities, net	(5,084)	12,023	(54,940)

Reclassification for gains (losses) included in net income	554	410	(1,567)
Less related income taxes	(200)	(149)	588

Total reclassification, net	354	261	(979)

Total other comprehensive (loss) income	(4,730)	12,284	(55,919)

Total comprehensive income	$146,603	$215,148	$119,877

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business

        Watson Pharmaceuticals, Inc. (Watson or the Company) is primarily engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development and administrative facilities primarily in the United States of America (U.S.).

NOTE 2—Summary of Significant Accounting Policies

Basis of presentation

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. Certain prior years' amounts have been reclassified to conform to the current-year presentation. Auction rate securities are now classified as available-for-sale securities and reported as marketable securities, instead of cash and cash equivalents, in the consolidated balance sheets for all periods presented. The Company's manufacturing facilities of Steris Laboratories, Inc. and Marsam Pharmaceuticals, Inc. (Marsam) have been reclassified from assets held for disposition to assets held and used as of January 1, 2003. The assets previously held for disposition at both facilities were reclassified as inventories and property and equipment in the consolidated balance sheets, and the operating expenses related to the Steris facility were reclassified to cost of sales, research and development, and selling, general and administrative expenses, as appropriate for all periods presented to conform to current period presentation. There was no impact on net income, cash flows from operating activities, stockholders' equity or debt covenants as a result of the reclassification.

        The manufacturing facility of Marsam was sold in the fourth quarter of 2004. There were no assets held by Marsam at December 31, 2004.

Use of estimates

        Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The Company's most significant estimates relate to the determination of allowances for accounts receivable, valuation of inventory balances, the determination of useful lives for intangible assets and the assessment of expected cash flows used in evaluating goodwill and other intangible assets for impairment. The estimation process required to prepare the Company's consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Watson's actual results could differ materially from those estimates. See additional discussion of Critical Accounting Estimates in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Cash and cash equivalents

        The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair value of other financial instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, senior subordinated notes, $575 million convertible contingent senior debentures (CODES) and embedded derivatives related to the issuance of the CODES. The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded are based on quoted market prices. The fair value of investments in privately held companies, or cost-method investments, are based on historical cost, adjusted for any write-down related to impairment. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. The carrying value of these obligations approximates their fair value. The fair value of the embedded derivatives related to the CODES is based on a present value technique using discounted expected future cash flows.

Derivative financial instruments

        The Company's derivative financial instruments consist of embedded derivatives related to its CODES. These embedded derivatives include certain conversion features and a contingent interest feature. See Note 7 for a more detailed description of these features of the CODES. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at December 31, 2004, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service's contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument's comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company's Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reflected as an adjustment to interest expense.

Inventories

        Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Included in inventory at December 31, 2004 is approximately $17.3 million of inventory that is pending approval by the U.S. Food and Drug Administration (FDA) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

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

        Depreciation expense is computed principally on the straight-line method, over estimated useful lives of the related assets. The following table provides the range of estimated useful lives used for each asset type:

Computer software / hardware	3 - 7 years
Machinery and equipment	5 - 10 years
Research and laboratory equipment	5 - 10 years
Furniture and fixtures	5 - 10 years
Buildings and improvements	20 - 40 years

        Leasehold improvements are amortized on the straight-line method over the shorter of the respective initial lease terms or the estimated useful life of the assets, and generally range from five to thirty years.

        The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable.

Investments

        The Company's equity investments are accounted for under the equity-method when the Company can exert significant influence and ownership does not exceed 50%. Investments in which the Company owns less than a 20% interest and does not exert significant influence are accounted for using the cost-method if the fair value of such investments is not readily determinable.

Marketable securities

        The Company's marketable securities consist of U.S. Treasury securities, auction rate securities and equity securities of public-held companies. The Company classifies its marketable securities as available-for-sale securities with net unrealized gains or losses recorded as a separate component of stockholders' equity, net of any related tax effect. Auction rate securities generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as current assets. As of December 31, 2004 and 2003, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost.

Goodwill, product rights and other intangible assets

        Goodwill is primarily related to the Company's acquisitions of Schein in 2000 and The Rugby Group, Inc. in 1998. Product rights and other intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from five to twenty years. The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.

        The Company evaluates its product rights and other intangible assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts.

Goodwill is tested annually (at the end of the second quarter) for impairment and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Product rights and other intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable.

Revenue recognition

        Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. Revenues recognized from research, development and licensing agreements (including milestone payments) are deferred and recognized over the entire contract performance period, starting with the contract's commencement, but not prior to the removal of any contingencies for each individual milestone. The Company recognizes this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

Provisions for sales returns and allowances

        When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for chargebacks, rebates, returns, and other sales allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with wholesale and indirect customers. If the historical data and inventory estimates used to calculate these provisions are not indicative of future activity, the Company's financial position, results of operations and cash flows could be impacted.

Shipping and handling costs

        The Company records shipping and handling costs in selling, general and administrative expenses. These expenses were $13.8 million, $14.2 million, and $14.0 million in 2004, 2003, and 2002, respectively.

Concentration of major customers and suppliers

        For the year ended December 31, 2004, the Company's four largest customers accounted for 15%, 14%, 11%, and 11%, individually, of the Company's net revenues. For the year ended December 31, 2003, the Company's four largest customers accounted for 17%, 15%, 12%, and 11%, individually, of the Company's net revenues. For the year ended December 31, 2002, the Company's four largest customers accounted for 21%, 16%, 11%, and 11%, individually, of the Company's net revenues. No other individual customers accounted for more than 10% of net revenues.

        The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the U.S. Approximately 70% and 67% of the accounts receivable balance consists of amounts due from the four largest customers at December 31, 2004 and 2003, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

        Certain of the Company's finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company's results of operations, financial condition and cash flows. Third-party manufactured products accounted for approximately 48%, 41%, and 47% of our product net revenues in 2004, 2003, and 2002, respectively.

Research and development activities

        Research and development activities are expensed as incurred and consist of self-funded research and development costs and the costs associated with work performed under collaborative research and development agreements. Research and development expenses include direct and allocated expenses. Research and development expenses incurred under collaborative agreements were approximately $6.0 million, $2.8 million, and $0.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Advertising Costs

        Advertising costs are expensed as incurred and amounted to $10.8 million, $14.8 million and $10.0 million in years ended 2004, 2003 and 2002, respectively. Advertising costs are included in selling, general and administrative expenses.

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

Comprehensive income

        Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Watson's other comprehensive income (loss) is comprised of unrealized gains (losses) on its holdings of publicly traded equity securities, net of realized gains included in net income.

Earnings per share (EPS)

        Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the CODES, and shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. In accordance with Emerging Issues Task Force (EITF) Issue No. 04-8,

"The Effect of Contingently Convertible Debt on Diluted Earnings per Share," the Company is required to add approximately 14.4 million shares associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted earnings per share for all periods in which the securities were outstanding. A reconciliation of the numerators and denominators of basic and diluted earnings per share for the years ended December 31, 2004, 2003, and 2002 consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Earnings per share—basic
Net income	$151,333	$202,864	$175,796

Basic weighted average common shares outstanding	109,174	107,488	106,675

Earnings per share—basic	$1.39	$1.89	$1.65

Earnings per share—assuming dilution
Net income	$151,333	$202,864	$175,796
Add: Interest expense on CODES	6,616	8,461	—

Net income, adjusted	$157,949	$211,325	$175,796

Basic weighted average common shares outstanding	109,174	107,488	106,675
Effect of dilutive securities:
Conversion of CODES	14,357	11,800	—
Dilutive stock options	1,196	1,439	692

Diluted weighted average common shares outstanding	124,727	120,727	107,367

Earnings per share—diluted	$1.27	$1.75	$1.64

        Stock options to purchase 6.6 million, 6.0 million, and 11.0 million common shares in 2004, 2003, and 2002 respectively, were outstanding but not included in the computation of diluted EPS because the options were antidilutive.

Stock-based compensation

        The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation expense has been recognized for the options in the accompanying consolidated statements of income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The Company has elected to use the intrinsic value method under APB Opinion No. 25 as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", subsequently amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" to account for stock options issued to its employees. The

Company makes pro forma fair value disclosures required by SFAS No. 123 which reflect the impact on net income and earnings per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using the Black-Scholes option pricing model. The pro forma effects on net income and earnings per share are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income, as reported	$151,333	$202,864	$175,796
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(12,873)	(20,857)	(30,804)

Pro forma net income	138,460	182,007	144,992
Add: Interest expense on CODES	6,616	8,461	—

Pro forma net income, adjusted	$145,076	$190,468	$144,992

Earnings per share:
Basic—as reported	$1.39	$1.89	$1.65

Basic—pro forma	$1.27	$1.69	$1.36

Diluted—as reported	$1.27	$1.75	$1.64

Diluted—pro forma	$1.17	$1.58	$1.35

        The weighted average fair value of the employee stock options and employee stock purchase plan (ESPP) has been estimated on the date of grant using the Black-Scholes option pricing model. Weighted averages are used because of varying assumed exercise dates. The following weighted average assumptions were used for stock options granted during the three years ended December 31, 2004:

	Years ended December 31,
	2004	2003	2002
Dividend yield	None	None	None
Expected volatility	33%	35%	38%
Risk-free interest rate	3.79%	3.49%	4.21%
Expected term	5.4 years	5.3 years	5.1 years
Weighted average fair value per share at grant date	$11.23	$14.35	$10.75

        The following weighted average assumptions were used for ESPP during the three years ended December 31, 2004:

	Years Ended December 31,
	2004	2003	2002
Dividend yield	None	None	None
Expected volatility	30%	37%	38%
Risk-free interest rate	3.82%	3.38%	4.21%
Expected term	6 months	6 months	6 months
Weighted average fair value per share at grant date	$8.27	$8.93	$7.32

Recent accounting pronouncements

        In April 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 129-1, "Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities." FSP 129-1 requires the disclosure provisions of Statement 129 to apply to all existing and newly created contingently convertible securities and to their potentially dilutive effects on earnings per share. The Company adopted the disclosure requirements of FSP 129-1 in our Consolidated Financial Statements.

        In September 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Under EITF Issue No. 04-8, contingently convertible debt instruments (Co-Cos) should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. Additionally, prior period earnings per share amounts presented for comparative purposes should be restated to conform to this consensus, which is effective for reporting periods ending after December 15, 2004. The adoption of EITF Issue No. 04-8 added approximately 14.4 million and 11.8 million shares associated with the conversion of our CODES to the number of weighted shares outstanding for the calculation of diluted earnings per share for the years ended December 31, 2004 and 2003, respectively.

        In September 2004, EITF reached a final consensus on EITF Issue No. 04-10, "Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." Under EITF Issue No. 04-10, operating segments that do not meet the quantitative thresholds can be aggregated into a reportable segment if aggregation is consistent with the objective and basic principles of FASB Statement No. 131, the segments have similar economic characteristics, and the segments share a majority of the other aggregation criteria as defined by FASB Statement No. 131, paragraph 17. The corresponding information for earlier periods, including interim periods, shall be restated unless it is impractical to do so. Restatement of previously issued financial statements is required. The effective date of EITF Issue No. 04-10 has been delayed until the issuance of a FASB Staff Position to provide guidance on the meaning of similar economic characteristics. The Company believes that the adoption of EITF Issue No. 04-10 will not have a material effect on our Consolidated Financial Statements.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. The Company believes that the adoption of SFAS No. 151 will not have a material effect on our Consolidated Financial Statements.

        In December 2004, the FASB issued FSP 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 provides a special deduction on qualified production activities in accordance with FASB Statement No. 109 and that the special deduction should be considered by an enterprise in (a) measuring deferred taxes when graduated tax rates are a significant factor and (b) assessing whether a valuation allowance is necessary as required by FASB Statement No. 109. FSP 109-1 is effective upon its issuance. The adoption of FSP 109-1 did not have a material impact on our Consolidated Financial Statements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

NOTE 3—Acquisitions of Products and Businesses

Acquisitions of product rights

        In September 2004, Watson acquired the U.S. and Canadian rights to the Trelstar® product lines from Debiopharm S.A. These products are indicated for the treatment of prostate cancer. The Company paid an initial $19.0 million upfront payment during the fourth quarter of 2004 and is expected to pay an additional $14.0 million in payments upon the attainment of specified milestones. The weighted average useful life assigned to these products is 10 years.

        In February 2003, Watson acquired the U.S. rights to the Fioricet and Fiorinal product lines from Novartis Pharmaceuticals Corporation (Novartis). These products are indicated for the treatment of tension headaches. The Company paid approximately $178 million in cash for the rights to these products. The weighted average useful life assigned to these products is 17 years.

        The Company periodically makes certain contingent payments related to product right acquisitions. The contingent payments are based on the achievement of certain net sales amounts and other factors. Total cash payments for such investments in product rights under such contingent arrangements were approximately $11.0 million and $0.5 million for 2004 and 2003, respectively and were recorded as additions to product rights and other intangibles on the Company's Consolidated Balance Sheets.

Acquisition of Amarin Development AB

        In October 2003, the Company acquired all of the voting equity interest in Amarin Development AB (ADAB), a wholly-owned drug development subsidiary of Amarin Corporation plc. The acquisition included a number of patented, oral controlled-release drug delivery technologies developed and under development by ADAB together with the products it has developed using these technologies, including glipizide extended release tablets, for which Watson received FDA approval for the 10mg and 5mg strength in September 2003. The Company paid approximately $15.1 million in cash for the acquisition of ADAB. ADAB's results of operations are included in the Company's Consolidated Statements of Income commencing November 2003.

NOTE 4—Balance Sheet Components

        Selected balance sheet components consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Inventories:
Raw materials	$109,422	$123,239
Work-in-process	70,207	70,436
Finished goods	141,670	199,718

Total inventories	$321,299	$393,393

Property and equipment:
Buildings and improvements	$227,768	$206,247
Leasehold improvements	21,960	25,195
Land and land improvements	12,305	13,164
Machinery and equipment	235,092	152,730
Research and laboratory equipment	39,940	39,011
Furniture and fixtures	15,980	15,742
Other	—	22,538
Construction in progress	94,567	142,073

Total property and equipment, at cost	647,612	616,700
Less accumulated depreciation	(220,235)	(191,705)

Total property and equipment, net	$427,377	$424,995

Accounts payable and accrued expenses:
Trade accounts payable	$61,820	$73,490
Accrued payroll and related benefits	35,679	54,864
Accrued third-party rebates	29,525	42,111
Royalties payable	30,411	11,180
Accrued indirect returns	2,722	2,721
Interest payable	3,365	4,348
Other accrued expenses	29,179	26,674

Total accounts payable and accrued expenses	$192,701	$215,388

NOTE 5—Investment in Marketable Securities and Other Investments

	December 31,
	2004	2003
	(in thousands)
Marketable securities:
U.S. Treasury securities	$198,723	$—
Auction rate securities	169,699	235,310
Andrx Corporation	13,257	20,368

Total marketable securities	$381,679	$255,678

Investments and other assets:
Investment in joint ventures	$5,095	$8,275
Cost method investments	21,589	10,210
Other long-term investments	5,322	12,808
Other assets	15,493	18,803

Total investments and other assets	$47,499	$50,096

        Watson's marketable securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, on the Company's Consolidated Balance Sheets.

        The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson's available-for-sale securities at December 31, 2004 and 2003 (in thousands):

At December 31, 2004	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury securities	$198,828	$—	$(105)	$198,723
Auction rate securities	169,699	—	—	169,699
Equity securities	3,604	14,975	—	18,579

Total	$372,131	$14,975	$(105)	$387,001

At December 31, 2003	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Auction rate securities	$235,310	$—	$—	$235,310
Equity securities	10,556	23,336	(716)	33,176

Total	$245,866	$23,336	$(716)	$268,486

        Gross unrealized gains at December 31, 2004 and 2003 primarily relate to our holdings in shares of Andrx Corporation (Andrx) common stock. The gross unrealized holding loss at December 31, 2004 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company's investment in U.S. Treasury securities. The gross unrealized holding loss at December 31, 2003 is primarily attributable to the Company's investment in Amarin Corporation plc (Amarin).

The Company's net unrealized holding loss related to its available-for-sale securities, increased $4.7 million for the year ended December 31, 2004. During the year ended December 31, 2003, the Company's net unrealized holding gain increased $12.3 million. During the year ended December 31, 2002, the Company's net unrealized holding loss increased $55.9 million. These changes in the Company's net unrealized holding gain (loss) are included in other comprehensive income.

Current investments

        The Company's investments in the common stock of Andrx, publicly traded on the Nasdaq Stock Market under the symbol ADRX, is classified as a current investment and is included in "Marketable securities" on the Company's Consolidated Balance Sheets at December 31, 2004 and 2003.

        During the year ended December 31, 2004, Watson sold 240,000 shares of its investment in the common stock of Andrx for proceeds of $6.3 million and recorded a pre-tax gain of $5.7 million. Realized gains are computed using the specific identification method to determine the cost basis for each investment.

        In 2004, the Company invested in U.S. Treasury securities. These investments are classified as available-for-sale and are recorded at fair value based on the quoted market prices. These investments are included in "Marketable securities" on the Company's Consolidated Balance Sheets at December 31, 2004.

        The contractual maturities of the U.S. Treasury securities at December 31, 2004 are as follows:

Fair value
(in thousands)
Mature within one year	$49,502
Mature within two years	149,221

$198,723

        At December 31, 2004 and 2003, included in the Company's marketable securities are auction rate securities. Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months providing high liquidity to otherwise longer term investments. The Company had previously classified its auction rate securities as cash and cash equivalents. In 2004, the Company reclassified auction rate securities from cash and cash equivalents to marketable securities because the underlying instruments have maturity dates exceeding three months. Prior periods have been reclassified to provide consistent presentation.

Non-current investments

        The Company's investments in the common stock of Genelabs Technologies, Inc. (Genelabs), NovaDel Pharma Inc., and Amarin, and warrants to purchase shares of common stock of Halsey Drug Co., Inc. (Halsey), are classified as other long-term investments and are included in "Investments and other assets" on the Company's Consolidated Balance Sheets at December 31, 2004 and 2003. The Company wrote off its remaining investment in the Halsey warrants during the first quarter of 2004.

Investment in joint ventures

        The Company's investments in joint ventures consist primarily of its investments in Somerset Pharmaceuticals, Inc (Somerset) and ANCIRC Pharmaceuticals (ANCIRC). Watson accounts for its joint ventures using the equity-method. The Company is not required to provide ongoing investments or fundings to its joint ventures.

        Somerset, a joint venture in which Watson and Mylan Laboratories, Inc., both hold a fifty percent interest, manufactures and markets the product Eldepryl®, which is used in the treatment of Parkinson's disease and is engaged in the development of alternative indications for selegeline (the active compound in Eldepryl®.) Somerset obtained an approvable letter in February 2004 for its NDA for EmSam™, a selegeline patch for the treatment of depression. In December 2004, Bristol-Myers Squibb and Somerset entered into an agreement for the commercialization and distribution of EmSam™. Bristol-Myers Squibb will assume responsibility for future EmSam™ discussions with the FDA. Somerset has received an upfront payment and may receive further milestone payments following the occurrence of certain events and on achievement of certain sales levels, as well as the reimbursement of certain development costs incurred over the term of the agreement. Bristol-Myers Squibb receives exclusive distribution rights to commercialize EmSam™ in the U.S. and Canada. Somerset will supply EmSam™ to Bristol Myers-Squibb and receive royalties on product sales.

        The Company recorded a loss from Somerset's operations of $6.5 million, $3.8 million, and $5.2 million in 2004, 2003, and 2002, respectively. The Somerset joint venture results reported by Watson consist of 50% of Somerset's earnings and management fees. In 2003, the Company received a dividend of $10 million from Somerset. No other dividends have been received.

        ANCIRC is a joint venture in which Watson and Andrx Corporation allocate capital contributions, distributions and net income or losses equally. ANCIRC was established for the development, manufacture and sale of bioequivalent controlled-release pharmaceuticals. ANCIRC currently markets and sells one of these products. The Company recorded income from ANCIRC's operations of $0.8 million in 2004 and $2.2 million in each of 2003 and 2002. In 2003, the Company received a $3.5 million return of capital from ANCIRC. No other distributions have been received.

Cost-method investments

        The Company's cost-method investments consist primarily of its investment in ScinoPharm Taiwan, Ltd., (ScinoPharm), a private company that specializes in process research and development and the production of active pharmaceutical ingredients. In 2004, the Company made a $15.3 million additional investment in ScinoPharm. As of December 31, 2004, our total investment in ScinoPharm was approximately $20.3 million.

Other assets

        Other assets include security and equipment deposits and deferred bank fees, net of amortization.

NOTE 6—Goodwill, Product Rights and Other Intangibles

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment annually and written off when impaired, rather than being amortized as previous standards required.

        Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company's reporting units to the respective carrying value of the reporting units. The Company's reporting units have been identified by Watson as brand and generic pharmaceutical products. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset. During the second quarter of 2004, the Company performed this assessment and determined there was no indication of goodwill impairment.

        At December 31, 2004 and 2003, goodwill for the Company's reporting units consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Brand pharmaceutical products	$368,105	$368,105
Generic pharmaceutical products	87,490	87,490

Total goodwill	$455,595	$455,595

        There were no additions to goodwill in 2004. During 2003, the Company recorded $9.3 million as an addition to brand goodwill relating to the acquisition of ADAB.

        Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets are as follows:

	December 31,
	2004	2003
	(in thousands)
Product rights and other related intangibles	$1,266,512	$1,291,311
Less accumulated amortization	(353,766)	(290,016)

Total product rights and related intangibles, net	$912,746	$1,001,295

        Watson's product rights and related intangible assets include the intangible asset related to the Company's Ferrlecit® product. Regulatory exclusivity on Ferrlecit® expired in August, 2004. During the fourth quarter of 2004, the Company performed an impairment assessment on its Ferrlecit® product rights and concluded no impairment was to be recognized. At December 31, 2004, the net book value of Ferrlecit® was $332.6 million.

        The Company continually evaluates the appropriateness of useful lives assigned to long-lived assets, including product rights. Accordingly, the Company has modified the long range cash flow forecast from the Ferrlecit® product rights to reflect recent events and circumstances, including its pending Citizen Petitions. In consideration of these modified forecasts, the Company will accelerate the amortization of Ferrlecit® product rights beginning in the first quarter of 2005 and continuing until the rights are fully amortized in December 2007.

        Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $165.0 million in each of 2005, 2006 and 2007 and $53.0 million in each of 2008 and

2009. The Company's current product rights and related intangibles have a weighted average useful life of approximately thirteen years.

        For additional information on acquisitions of product rights, see Note 3—Acquisitions of Products and Businesses, and for additional information on the impairment of product rights, see Note 8—Asset Impairment Charges.

NOTE 7—Long-Term Debt

        Long-term debt consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Senior unsecured notes, 7.125%, face amount of $14 million and $150 million, as of December 31, 2004 and 2003, respectively, due 2008, net of unamortized discount	$14,036	$149,183
Convertible contingent debentures (CODES), face amount of $575 million, due 2023, net of unamortized discount	573,573	573,297
Other notes payable	44	55

Total long-term debt	$587,653	$722,535

1998 Senior Notes

        In May 1998, Watson issued $150 million of its senior unsecured notes (1998 Senior Notes). The 1998 Senior Notes are due in May 2008 but may be redeemed earlier under certain circumstances. The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.2%. At December 31, 2004 and 2003, the unamortized discount for the 1998 Senior Notes was $59,000 and $817,000, respectively.

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

CODES

        In March 2003, the Company issued $575 million of CODES. The CODES, which are convertible into shares of Watson's common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.2%, excluding changes in fair value of the contingent interest derivative. At December 31, 2004 and 2003, the unamortized discount for the CODES was $1.4 million and $1.7 million, respectively.

        The CODES are convertible into Watson's common stock at a conversion price of approximately $40.05 per share (subject to certain adjustments upon certain events such as (i) stock splits or dividends, (ii) material stock distributions or reclassifications, (iii) distribution of stock purchase rights at less than current market rates or (iv) a distribution of assets or common stock to our shareholders or subsidiaries). The CODES may be converted, at the option of the holders, prior to maturity under any of the following circumstances:

  •
  during any quarterly conversion period (period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day in the immediately following fiscal quarter) if the closing sale price per share of Watson's common stock for a period of at least 20 trading days during the 30 consecutive trading-day period ending on the first day of such conversion period is more than 125% ($50.06) of the conversion price in effect on that thirtieth day;

  •
  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2004;

  •
  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor's Rating Services and Moody's Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor's or Moody's (or any successors to these entities) is lower than "BB" or "Ba3", respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2004;

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

        In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES. The interest rate used to calculate the contingent interest is the greater of 5% of the Company's then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum. This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance

Sheets in other long-term liabilities. The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES. Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense. The current value of the embedded derivative was $1.7 million and $5.1 million at December 31, 2004 and 2003, respectively.

Credit Facility

        In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the Credit Facility) for working capital and other general corporate purposes. Watson's assets generally are held by, and its operations generally are conducted through, its subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries. The terms of the Credit Facility require each subsidiary, other than minor subsidiaries, to provide full and unconditional guarantees on a joint and several basis. In order to provide subsidiary guarantees in connection with this Credit Facility, the Company was also required, by the terms of the indenture for the 1998 Senior Notes, to grant similar subsidiary guarantees in favor of the 1998 Senior Note holders. The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries. As of December 31, 2004, the Company had not drawn any funds from the Credit Facility. Watson is subject to certain financial and operational covenants, all of which, as of December 31, 2004, the Company was in compliance. The Credit Facility agreement currently contains the following financial covenants:

  •
  maintenance of a minimum net worth of at least the sum of $1.44 billion plus an amount equal to the sum of 50% of net income for each fiscal quarter after December 31, 2002;

  •
  maintenance of a minimum interest coverage ratio of at least 7.0 to 1.0;

  •
  maintenance of a maximum leverage ratio not greater than 2.25 to 1.0.

        At December 31, 2004, our net worth was $1.9 billion and our leverage ratio was 1.41 to 1.0. Our interest coverage ratio for the year ended December 31, 2004 was 31.5 to 1.0.

        Under the Credit Facility, interest coverage ratio, with respect to any financial covenant period, is defined as the ratio of EBITDA for such period to interest expense for such period. The leverage ratio, for any financial covenant period, is defined as the ratio of the outstanding principal amount of funded debt for the borrower and its subsidiaries at the end of such period, to EBITDA for such period. EBITDA under the Credit Facility, for any covenant period, is defined as net income plus (1) depreciation and amortization, (2) interest expense, (3) provision for income taxes, (4) extraordinary or unusual losses, (5) non-cash portion of nonrecurring losses and charges, (6) other non-operating, non-cash losses and (7) minority interest expense in respect of equity holdings in affiliates; minus (1) extraordinary gains, (2) interest income and (3) other non-operating, non-cash income.

        Annual maturities of long-term debt are as follows: $11,000 in 2005, $12,000 in 2006, $12,000 in 2007, $14.1 million in 2008, $11,000 in 2009 and $575.0 million thereafter.

NOTE 8—Asset Impairment Charges

Impairment of Product Rights

        During the third quarter of 2004, the Company recognized a $46.1 million impairment charge relating to its Tri-Norinyl® product rights as a result of a competitor's introduction to the market of a generic version. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluated the recoverability of its Tri-Norinyl® product rights and determined that future estimated undiscounted cash flows were below the carrying amount of the underlying product rights. As a result of this evaluation, the Company adjusted the carrying value of the Tri-Norinyl® product rights to its estimated fair value of $13.8 million. The Company estimates the fair value of its product rights based on forecasted cash flows, discounted by an interest rate used for evaluating product right acquisitions.

Impairment of Investments and Other Assets

        Net losses on impairment of available-for-sale securities, cost-method investments and other assets consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Available-for-sale securities:
Amarin	$1,100	$1,218	$—
Genelabs	2,345	13,043	—
Halsey	2,846	7,961	—
Cost method investments:
Mithra Bioindustry Co., Ltd.	2,268	—	—
Trylon Corporation	1,254	4,090	5,657
Other assets:
Marsam facility	3,426	—	—
Halsey note receivable	—	9,593	—

Total impairment of investments and other assets	$13,239	$35,905	$5,657
Gain from sale of Halsey note receivable	(5,381)	—	—

Net impairment of investments and other assets	$7,858	$35,905	$5,657

        SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be adjusted to its fair value.

        The Company monitors its investments for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline is other than temporary, the Company evaluates, among other factors: the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the investee, including key operational and cash flow metrics, current market conditions and future trends in the investee's industry; the investee's relative competitive position within the industry; and the Company's intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

        The declines in value of certain investments were determined to be other than temporary. Accordingly, the Company recorded impairment charges on its investments in both publicly-traded and privately-held companies. Depending on market conditions, the Company may incur additional charges on its investment portfolio in the future.

NOTE 9—Gain from Legal Settlement

        On April 1, 2002, the Company reached a settlement with Bristol-Myers Squibb resolving all outstanding disputes between the companies related to buspirone. As a result of the settlement, Watson recorded a gain of $32.0 million during the second quarter of 2002. In addition, Bristol-Myers Squibb reimbursed the Company for certain expenses associated with the litigation.

NOTE 10—Sale of Subsidiary

        During the first quarter of 2003, the Company completed the sale of its subsidiary located in the United Kingdom. The Company received proceeds from this sale of approximately $16.4 million and recorded a pre-tax gain of approximately $15.7 million. During 2002, the subsidiary had net revenues, gross profit and net income of $10.8 million, $6.3 million and $3.2 million, respectively.

NOTE 11—Income Taxes

        The provision for income taxes consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Current provision:
Federal	$62,596	$133,596	$127,446
State	9,486	11,897	5,769

Total current provision	72,082	145,493	133,215

Deferred provision (benefit):
Federal	12,215	(27,601)	(28,442)
State	1,248	(2,644)	(1,479)

Total deferred provision (benefit)	13,463	(30,245)	(29,921)

Total provision for income taxes	$85,545	$115,248	$103,294

        The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $6.4 million, $7.0 million, and $1.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        Reconciliations between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

	Years Ended December 31,
	2004	2003	2002
Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3%	2.1%	1.2%
Charitable contributions	(2.7)%	(1.4)%	(1.8)%
Valuation allowance	0.6%	0.0%	0.0%
Other	0.9%	0.5%	2.5%

Effective income tax rate	36.1%	36.2%	36.9%

        Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company's net deferred tax assets and (liabilities) consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Benefits from net operating loss carryforwards	$13,004	$9,075
Benefits from charitable contribution carryforwards	13,986	11,929
Benefits from tax credit carryforwards	3,440	3,466
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	95,382	120,118
Property, equipment and intangible assets	(134,133)	(151,582)
Investments in joint ventures	(40)	(39)
Non-compete agreement	3,023	4,344
Unrealized holding gains on securities	(5,392)	(8,234)
Other	(6,573)	2,752

Total deferred tax liability, gross	(17,303)	(8,171)
Less valuation allowance	(3,174)	(1,685)

Total deferred tax liability, net	$(20,477)	$(9,856)

        The Company had net operating loss (NOL) carryforwards at December 31, 2004 of approximately $3.9 million for federal income tax purposes and an aggregate of approximately $187.5 million for state income tax purposes. A valuation allowance has been established due to the uncertainty of realizing certain NOL carryforwards. The valuation allowance was increased in 2004 by state NOL carryforwards which may not be realizable. Due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carryforwards available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur. The Company also has research tax credit carryforwards and minimum tax credits of $3.4 million. The NOL and credit carryforwards will begin to expire in 2005 if not utilized. The charitable contribution carryforwards of approximately $36.3 million will begin to expire in 2009 if not utilized.

        Deferred income taxes have not been provided on the undistributed earnings of the Company's foreign subsidiaries of approximately $27 million as of December 31, 2004. These amounts have been indefinitely reinvested. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution. In December 2004, the FASB issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Given the preliminary stage of our evaluation, it is not possible at the time to determine what impact the repatriation provisions will have on our consolidated tax accruals or our effective tax rate. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the American Jobs Creation Act of 2004.

NOTE 12—Stockholders' Equity

Preferred stock

        In 1992, the Company authorized 2.5 million shares of no par preferred stock. The Board of Directors (the Board) has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. Watson has not issued any preferred stock.

Employee stock purchase plan

        The Company currently has an ESPP for eligible employees to purchase shares of the Company's common stock at 85% of the lower of the fair market value of Watson common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 15% of their compensation during any offering period for common stock purchases, subject to certain limitations. The ESPP was implemented on January 1, 2002 and is qualified under Section 423 of the Internal Revenue Code. The Board authorized an aggregate of 500,000 shares of the Company's common stock for issuance under the ESPP. As of December 31, 2004, a total of 308,339 shares have been issued under the plan.

Stock option plans

        The Company has adopted several stock option plans, all of which have been approved by the Company's shareholders that authorize the granting of options to purchase the Company's common shares subject to certain conditions. At December 31, 2004, the Company had reserved 17.6 million of its common shares for issuance upon exercise of options granted or to be granted under these plans. The options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company's acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

        A summary of the Company's stock option plans as of December 31, 2004, 2003, and 2002, and for the years then ended consisted of the following (shares in thousands):

	Years Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning	12,858	$36.14	12,546	$35.28	12,405	$36.31
Granted	2,428	31.21	2,548	37.21	1,797	26.33
Exercised	(1,247)	22.80	(1,344)	25.39	(364)	10.79
Cancelled	(1,952)	39.49	(892)	41.11	(1,292)	38.61

Outstanding, ending	12,087	$36.05	12,858	$36.14	12,546	$35.28

Weighted average fair value of options granted	$11.23		$14.35		$10.75
Options exercisable, end of year	6,663	$36.64	6,250	$34.84	5,586	$31.45

        The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 4.06 to $27.80	3,037	6.7	$24.10	1,169	$20.08
$27.84 to $33.38	3,123	7.1	$29.17	2,117	$29.15
$33.75 to $45.87	3,343	6.9	$40.24	1,681	$40.73
$45.88 to $69.33	2,584	6.4	$52.99	1,696	$53.35

Total	12,087	6.8	$36.05	6,663	$36.64

NOTE 13—Operating Segments

        Watson has two reportable operating segments: brand and generic. The brand business segment includes the Company's lines of Specialty Products and Nephrology products. Watson has aggregated its brand product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The generic business segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

        Following a formal realignment of our business strategy announced in June 2004, the Company has refocused operational resources on three core business areas: Specialty Products, Nephrology and Generic products. The brand business segment includes products serving the specialty markets in urology and nephrology. The realignment combines the bulk of the Company's oral contraceptive products (formerly in the Women's Health division) with certain other products (formerly in the General Products division) in an expanded generic business segment. Prior to July 1, 2004, the brand products segment included the Company's lines of Women's Health, General Products and Nephrology products. Following the realignment, products formerly included in Women's Health and General Products that have not been included within the expanded generic business segment are included within the Specialty Products group as part of the brand business segment. All current and prior year results presented have been reclassified to reflect this realignment. Details on this change in reporting, including a reclassification of prior periods, were disclosed in the Company's Form 8-K dated October 20, 2004.

        The accounting policies of the operating segments are the same as those described in Note 2. Watson evaluates the performance of its segments based on net revenues and gross profit. The "other" classification for the year ended December 31, 2004 consisted primarily of royalties and revenues from research, development and licensing fees. The "other" classification for the year ended December 31, 2003 and 2002 consisted primarily of contingent payments received from the settlement of a legal dispute and revenues from research, development and licensing fees. The Company has not reported depreciation expense, total assets, and capital expenditures by segment as such information has not been used by management, or accounted for at the segment level. Net revenues and gross profit information for the Company's segments, as restated, consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Net revenues:
Generic pharmaceutical products	$1,239,420	$1,011,620	$863,160
Brand pharmaceutical products	363,795	396,852	323,785
Other	37,336	49,250	36,253

Total net revenues	$1,640,551	$1,457,722	$1,223,198

Gross profit:
Generic pharmaceutical products	$495,599	$476,746	$386,659
Brand pharmaceutical products	286,822	307,075	228,404
Other	37,336	49,250	36,253

Total gross profit	$819,757	$833,071	$651,316

NOTE 14—Related Parties

        The Company has a manufacturing facility in Corona, California, which was leased from the Hsi-Hsiung Hsu Hwa Chao (Chao Family Trust I), a related-party, until December 31, 2004. Lease payments were $399,000, $420,000, and $404,000 in 2004, 2003, and 2002, respectively. Following the expiration of the lease in December 31, 2004, the Company acquired this manufacturing facility from the Chao Family Trust I in the amount of $2.4 million.

NOTE 15—Commitments and Contingencies

Facility and equipment leases

        The Company has entered into operating leases for certain facilities and equipment. The terms of the operating leases for the Company's facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2004, 2003 and 2002 was $10.9 million, $12.2 million and $9.7 million, respectively.

        At December 31, 2004, future minimum lease payments under all non-cancelable operating leases consisted of approximately $7.7 million in 2005, $7.0 million in 2006, $5.4 million in 2007, $3.3 million in 2008, $2.6 million in 2009 and $14.4 million thereafter.

Employee retirement plans

        The Company maintains certain defined contribution retirement plans covering substantially all employees. The Company contributes to the plans based upon the employee contributions. Watson's contributions to these retirement plans were $7.4 million, $5.1 million and $4.5 million in the years ended December 31, 2004, 2003 and 2002. The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

Legal matters

        Phen-fen litigation.    Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (Rugby) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of March 7, 2005, approximately 370 cases were pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The Company believes it will be fully indemnified by Rugby's former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi Aventis) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company. Additionally, Watson may have recourse against the manufacturing defendants in these cases.

        Cipro® Litigation.    Beginning in July 2000, a number of suits have been filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. The defendants have opposed these class certification motions, which remain pending. As of March 7, 2005, approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). In May 2003, the court hearing the consolidated action granted Watson's motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. Portions of that decision are expected to be appealed. On May 28, 2004, the defendants, including the Company and certain of its affiliates, filed motions for summary judgment in the consolidated action pending in the U.S. District Court for the Eastern District of New York, seeking dismissal of several of the claims asserted by the plaintiffs, including claims alleging violation of the antitrust laws. On July 9, 2004, the plaintiffs filed oppositions to the defendants' summary judgment motions, and the direct purchasers filed a cross-motion for partial summary judgment on their claims. A hearing on these motions took place on February 28, 2005. The court is expected to rule on the motions by March 31, 2005. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson's acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer's brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in Wisconsin and New York have dismissed the actions. Plaintiffs have appealed the dismissals. The appellate court in Wisconsin has stayed the appeal at the request of the parties. In the action pending in Kansas, the defendants are required to file answers to the complaint by March 28, 2005. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), the defendants have moved for summary judgment. The court has set a status conference for April 8, 2005, at which the dates for a hearing on the pending summary judgment motions and potential trial will be discussed. On July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants' petition for a writ of mandate seeking to reverse the trial court's order granting the plaintiffs' motion for class certification. Pursuant to the appellate court's ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson's acquisition of Rugby, and is currently controlling the defense of these actions. Discovery is ongoing.

        Governmental Reimbursement Investigations and Drug Pricing Litigation.    In November 1999, Schein Pharmaceutical, Inc., now known as Watson Pharma, Inc. ("Watson Pharma") was informed by the U.S. Department of Justice that Watson Pharma, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. The Company has also learned that an action alleging parallel state law claims has been filed in California Superior Court; however, Watson does not know if it or any of its affiliates have been named as a party. Watson Pharma has not been served in either qui tam action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam actions are under seal and, at this time, no details are available concerning, among other things, the various theories of liability against Watson Pharma or the amount of damages sought from it. The Company believes that the qui tam actions relate to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam actions may seek to recover damages from Watson Pharma based on its price reporting practices. Watson Pharma has also received and responded to notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee's investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

        Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Many of these actions have been consolidated in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended complaint in that case alleges that the defendants' acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided up into two groups. The Company and its named subsidiaries are contained in a large group of defendants that is currently proceeding through the pretrial discovery phase, while certain other defendants, referred to as the "first-tier" defendants, are scheduled to proceed on a more expedited basis. The plaintiffs have moved for class certification with respect to the first tier defendants. The class certification motion has been briefed, but the court has not yet ruled.

        The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by the Attorneys General of numerous states, including Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama and Illinois. (State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV-2005-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County). These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported Average Wholesale Price or Wholesale Acquisition Cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. These cases are in their early stages of pleadings.

        On August 4, 2004, the City of New York filed an action in the United States District Court for the Southern District of New York against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and an Amended Complaint was filed on January 26, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Company's deadline for a responsive pleading has been postponed, pending the court's decision on the Motion to Dismiss filed in the consolidated case pending in the District of Massachusetts. On January 26, 2005, the Company was also named as a defendant in similar cases or Amended Complaints filed by the New York Counties of Onondoga, Rockland, and Westchester (County of Rockland v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts; County of Westchester v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts; County of Onondaga v. Abbott Laboratores, Inc., et al., Civil Action No. 05-CV-0088-FJS-GHL, United States District Court for the Northern District of New York). On March 8, 2005, the Company was named as a defendant in a similar case filed by Erie County, New

York (County of Erie v. Abbott Laboratories, Inc., et al., Index Number 2005-2439). The Company has not yet been served with the complaint or amended complaint in any of those actions. Additional actions by other states, cities and/or counties are anticipated.

        On July 19, 2004, the Company received a civil investigative subpoena from the State of Florida's Office of the Attorney General, seeking the production of documents regarding the pricing, distribution, marketing and sales of four drugs. On August 16, 2004, the Company produced certain documents to the State of Florida Office of the Attorney General in response to a civil investigative subpoena seeking the production of documents regarding the pricing, distribution, marketing and sales of four drugs. The Company expects to produce additional responsive documents on terms that are mutually agreeable to the Company and to the Attorney General's office.

        These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        FDA Matters.    In May 2002, Watson reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company's Corona facility. The consent decree applies only to the Corona facility and not other manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with the FDA's current Good Manufacturing Practices (cGMP) regulations. Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, and January 2005, respectively, the first, second and third annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA's applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert's auditors and reviewers, the systems at Watson's Corona facility audited and evaluated by the expert are in compliance with the FDA's cGMP regulations. However, the FDA is not required to accept or agree with the independent expert's opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA responded to the Company's June 2004 correspondence in September 2004, and advised the Company that the FDA intends to conduct a follow-up inspection in the near future. In October 2004 the Company provided a further response to the FDA concerning its corrective actions. The Company believes that its responses, and the corrective actions it has taken and intends to take, address the FDA's observations. However, the FDA is not required to accept or agree with the Company's responses and/or commitments. If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.

Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

        Securities Litigation.    Beginning in November 2003, several securities class action lawsuits were commenced in the United States District Court for the Central District of California against Watson and certain of its present and former officers and directors. On February 9, 2004, the federal court issued an order consolidating all of the federal actions. (In re: Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM) In addition to the federal consolidated actions, two shareholder derivative actions were filed in California Superior Court for the County of Riverside. (Philip Orlando v. Allen Chao, et al., Case No. 403717; and Charles Zimmerman v. Allen Chao, et al, Case No. 403715). These federal and state cases all relate to the drop in the price of the Company's common stock in November 2001, and allege generally that the Company failed to timely advise investors about matters such as falling inventory valuations, increased competition and manufacturing difficulties, and therefore, the Company's published financial statements and public announcements during 2000 and 2001 were false and misleading. The shareholder derivative actions were dismissed without prejudice on November 16, 2004. On August 2, 2004, the United States District Court for the Central District of California court granted the defendants' motion to dismiss the federal consolidated action, and allowed plaintiffs until August 30, 2004 to file an amended complaint. On August 30, 2004, the lead plaintiff in the federal consolidated action notified the court that it did not intend to file an amended complaint in response to the court's order granting the defendants' motion to dismiss. On September 2, 2004, the District Court entered a judgment of dismissal in favor of the defendants. On October 1, 2004, one of the non-lead plaintiffs in the consolidated action filed a Notice of Appeal of the dismissal of the action with the United States Court of Appeals for the Ninth Circuit. (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791). The court has set a briefing schedule for the appeal, but has not yet set a date for oral argument on the appeal. The Company believes that these actions are without merit, and that it has substantial meritorious defenses and intends to defend the matters vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

        Department of Health and Human Services Subpoena.    In December 2003, the Company's subsidiary, Watson Pharma, Inc., received a subpoena from the Office of the Inspector General (OIG) of the Department of Health and Human Services. The subpoena requested documents relating to physician meetings conducted during 2002 and 2003 related to Watson Pharma's Ferrlecit® intravenous iron product. Watson Pharma is cooperating with the OIG to provide the requested documents. However, the Company cannot predict what additional actions, if any, may be taken by the OIG, Department of Health and Human Services, or other governmental entities.

        Hormone Replacement Therapy Litigation.    Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. As of March 7, 2005, approximately sixty-one cases were pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 628 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to, and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

NOTE 16—Subsequent Event

Stock repurchase program

        In February 2005, the Board authorized a program to repurchase shares of Watson's common stock. The Board approved the repurchase of up to $300.0 million of shares over a period of one year. This program is to be made in the open market or in privately negotiated transactions. Additionally, the Board resolved that purchases may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended. The repurchase of shares will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

Schedule II

Watson Pharmaceuticals, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002

	Balance at beginning of period	Charged to costs and expenses	Deductions/Write-offs	Other	Balance at end of period
		(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2004	$3,398	$(1,646)	$(613)	$—	$1,139
Year ended December 31, 2003	3,046	1,000	(648)	—	3,398
Year ended December 31, 2002	3,253	—	(297)	90	3,046
Inventory reserves:
Year ended December 31, 2004	31,855	62,840	(59,971)	—	34,724
Year ended December 31, 2003	30,426	53,956	(52,527)	—	31,855
Year ended December 31, 2002	43,825	39,656	(53,055)	—	30,426
Tax valuation allowance:
Year ended December 31, 2004	1,685	1,489	—	—	3,174
Year ended December 31, 2003	6,828	—	—	(5,143)	1,685
Year ended December 31, 2002	6,828	—	—	—	6,828

SUPPLEMENTARY DATA (UNAUDITED)

        Selected unaudited quarterly consolidated financial data and market price information are shown below (in thousands, except per share data):

		For Three Month Periods Ended
		Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Net revenues		$423,507	$408,018	$399,368	$409,658
Cost of sales		222,951	202,508	198,854	196,481

Gross profit		200,556	205,510	200,514	213,177
Operating expenses		110,133	178,979	139,681	125,024
Provision for income taxes		31,402	8,235	19,652	26,256
Net income		$55,106	$14,641	$34,927	$46,659
Basic earnings per share		$0.50	$0.13	$0.32	$0.43

Diluted earnings per share		$0.46	$0.13	$0.29	$0.39

Market price per share:	High	$33.32	$30.60	$43.81	$49.19

	Low	$25.20	$24.50	$26.67	$41.95

		For Three Month Periods Ended
		Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Net revenues		$406,164	$358,756	$355,880	$336,922
Cost of sales		178,343	142,331	154,376	149,601

Gross profit		227,821	216,425	201,504	187,321
Operating expenses		138,085	131,795	115,700	108,578
Provision for income taxes		29,768	29,324	28,902	27,254
Net income		$52,861	$51,459	$50,715	$47,829
Basic earnings per share		$0.49	$0.48	$0.47	$0.45

Diluted earnings per share		$0.45	$0.43	$0.44	$0.43

Market price per share:	High	$50.12	$45.18	$43.57	$31.75

	Low	$37.84	$37.20	$27.70	$26.90

QuickLinks

WATSON PHARMACEUTICALS, INC. TABLE OF CONTENTS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4a. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II Watson Pharmaceuticals, Inc. Valuation and Qualifying Accounts Years Ended December 31, 2004, 2003 and 2002
SUPPLEMENTARY DATA (UNAUDITED)