Form 10-Q
period 2005-03-31
WATSON PHARMACEUTICALS INC
filed 2005-05-10
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

The number of shares outstanding of the Registrant’s only class of common stock as of May 6, 2005 was approximately  110,168,370.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Part I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Item 4.	Controls and Procedures

Part II. OTHER INFORMATION AND SIGNATURES

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$333,385	$298,653
Marketable securities	383,142	381,679
Accounts receivable, net	230,024	251,459
Inventories	314,778	321,299
Prepaid expenses and other current assets	22,229	26,894
Deferred tax assets	84,186	90,202
Total current assets	1,367,744	1,370,186

Property and equipment, net	428,084	427,377
Investments and other assets	44,818	47,499
Deferred tax assets	29,902	30,280
Product rights and other intangibles, net	872,133	912,746
Goodwill	455,595	455,595
Total assets	$3,198,276	$3,243,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$181,475	$192,701
Income taxes payable	54,984	57,851
Deferred revenue	3,975	5,077
Total current liabilities	240,434	255,629

Long-term debt	587,724	587,653
Deferred revenue	11,221	11,557
Other long-term liabilities	4,167	4,736
Deferred tax liabilities	133,475	140,959
Total liabilities	977,021	1,000,534

Commitments and contingencies

Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 110,147,400 and 109,719,900 shares outstanding	363	362
Additional paid-in capital	890,668	880,202
Retained earnings	1,391,958	1,353,047
Accumulated other comprehensive income	7,344	9,538
Treasury stock, at cost: 2,242,100 shares and 0 shares, respectively	(69,078)	—
Total stockholders’ equity	2,221,255	2,243,149
Total liabilities and stockholders’ equity	$3,198,276	$3,243,683

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004

Net revenues	$400,828	$409,658
Cost of sales	206,950	196,481
Gross profit	193,878	213,177

Operating expenses:
Research and development	28,838	29,681
Selling, general and administrative	63,651	77,411
Amortization	40,638	17,932
Total operating expenses	133,127	125,024
Operating income	60,751	88,153

Other income (expense):
Equity in earnings (losses) of joint ventures	420	(1,579)
Loss on impairment of investments and other assets	—	(891)
Gain on sales of securities	—	3,938
Loss on early extinguishment of debt	—	(14,006)
Interest income	4,106	1,207
Interest expense	(3,290)	(3,743)
Other expense	(224)	(164)
Total other income (expense), net	1,012	(15,238)

Income before income taxes	61,763	72,915
Provision for income taxes	22,852	26,256
Net income	$38,911	$46,659

Earnings per share (as restated per Note 1):
Basic	$0.36	$0.43
Diluted	$0.33	$0.39

Weighted average shares outstanding (as restated per Note 1):
Basic	109,136	108,580
Diluted	124,104	125,137

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,911	$46,659
Reconciliation to net cash provided by operating activities:
Depreciation	9,365	7,026
Amortization	40,638	17,932
Deferred income tax (provision) benefit	(56)	7,842
Equity in (earnings) losses of joint ventures	(420)	1,579
Gain on sales of securities	—	(3,938)
Loss on early extinguishment of debt	—	14,006
Loss on impairment of investments and other assets	—	891
Tax benefits from employee stock plans	1,490	3,410
Mark to market on derivative	(569)	(225)
Other	(1,992)	(314)
Changes in assets and liabilities:
Accounts receivable, net	21,435	(3,002)
Inventories	6,521	(2,395)
Prepaid expenses and other current assets	4,665	1,803
Accounts payable and accrued expenses	(11,226)	(5,813)
Deferred revenue	(1,438)	(4,644)
Income taxes payable	(2,867)	(71,588)
Other assets	910	796
Total adjustments	66,456	(36,634)
Net cash provided by operating activities	105,367	10,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(10,294)	(23,169)
Acquisitions of product rights	(25)	(158)
Proceeds from sales of marketable equity securities	—	4,706
Proceeds from sale of Halsey note receivable	—	5,381
Other investing activities, net	—	1,783
Net cash used in investing activities	(10,319)	(11,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to repurchase 1998 Senior Notes	—	(101,615)
Premium paid on 1998 Senior Notes repurchase	—	(14,006)
Repurchase of common stock	(69,078)	—
Principal payments on acquisition liabilities	(2)	(2)
Proceeds from stock plans	8,764	13,107
Net cash used in financing activities	(60,316)	(102,516)
Net increase in cash and cash equivalents	34,732	(103,948)
Cash and cash equivalents at beginning of period	298,653	318,043
Cash and cash equivalents at end of period	$333,385	$214,095

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying consolidated financial statements.  The year end balance sheet was derived from the audited financial statements.  The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented.  Unless otherwise noted, all such adjustments are of a normal, recurring nature.  Certain reclassifications, none of which affected net income or retained earnings, have been made to prior period amounts to conform to current period presentation.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods or for the full year.

Comprehensive income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  Watson’s other comprehensive income (loss) is comprised of unrealized gains (losses) on its holdings of publicly traded debt and equity securities, net of realized gains (losses) included in net income.  The components of comprehensive income and related income taxes consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004

Net income	$38,911	$46,659

Other comprehensive loss:
Unrealized holding loss on securities	(3,499)	(97)
Less related income taxes	1,305	35
Total unrealized loss on securities, net	(2,194)	(62)

Reclassification for losses included in net income	—	(1,091)
Less related income taxes	—	392
Total reclassification, net	—	(699)
Total other comprehensive loss	(2,194)	(761)
Total comprehensive income	$36,717	$45,898

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period.  Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the $575 million convertible contingent senior debentures (CODES), and shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  In accordance with Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the Company is required to add approximately 14.4 million shares associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted earnings per share for all periods in which the securities were outstanding.  A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three months ended
	March 31,
	2005	2004

Earnings per share - basic
Net income	$38,911	$46,659

Basic weighted average common shares outstanding	109,136	108,580

Earnings per share - basic	$0.36	$0.43

Earnings per share - assuming dilution
Net income	$38,911	$46,659
Add: Interest expense on CODES, net of tax	1,627	1,873
Net income, adjusted	$40,538	$48,532

Basic weighted average common shares outstanding	109,136	108,580
Effect of dilutive securities:
Conversion of CODES	14,357	14,357
Dilutive stock options	611	2,200
Diluted weighted average common shares outstanding	124,104	125,137

Earnings per share - diluted	$0.33	$0.39

Stock options to purchase 6.6 million and 5.5 million common shares for the three month periods ended March 31, 2005 and 2004, respectively,  were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.

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

The Company has elected to use the intrinsic value method under APB 25 as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), subsequently amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148) to account for stock options issued to its employees.  The Company makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income and earnings per share had the Company applied the fair value method of accounting for its stock-based awards to employees.  The Company estimates the fair value of its stock-based awards to employees using the Black-Scholes option pricing model.  The pro forma effects on net income and earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004

Net income, as reported	$38,911	$46,659
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,099	4,461
Pro forma net income	35,812	42,198
Add: Interest expense on CODES	1,627	1,873
Pro forma net income, adjusted	$37,439	$44,071

Earnings per share:
Basic - as reported	$0.36	$0.43
Basic - pro forma	$0.33	$0.39

Diluted - as reported	$0.33	$0.39
Diluted - pro forma	$0.30	$0.35

The weighted average fair values of the employee stock options and employee stock purchase plan (ESPP) have been estimated on the date of each grant using the Black-Scholes option pricing model. Weighted averages are used because of varying assumed exercise dates.  The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004

Dividend yield	None	None
Expected volatility	26%	21%
Risk-free interest rate	4.00%	3.51%
Expected term	5.5 years	5.3 years

Weighted average fair value per share at grant date	$9.87	$12.59

The following weighted average assumptions were used for the ESPP during the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004

Dividend yield	None	None
Expected volatility	26%	21%
Risk-free interest rate	4.00%	3.51%
Expected term	6 months	6 months

Weighted average fair value per share at grant date	$7.31	$9.73

Stock Repurchases

Under the Company’s $300.0 million stock repurchase program approved by the Board of Directors (Board) on February 10, 2005, we repurchased approximately 2.2 million shares of our common stock during the first quarter of 2005 at an aggregate cost of approximately $69.1 million.  As of March 31, 2005, the Company had approximately $230.9 million available for future repurchases of its common stock under this Board authorization.  This program provides for purchases to be made in the open market or in privately negotiated transactions through February 2006.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (SFAS 151).  SFAS 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The provision of this Statement shall be applied prospectively.  The Company believes that the adoption of SFAS 151 will not have a material effect on our Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123, and supercedes APB 25. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payment transactions with employees, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In April 2005, the Securities and Exchange Commission announced an amendment to Regulation S-X to amend the date for compliance with FAS 123R.  The amendment requires each registrant that is not a small business issuer to adopt FAS 123R in the first fiscal year commencing after June 15, 2005.  The Company is required to adopt SFAS 123R beginning January 1, 2006.  Adoption of FAS 123R will have a significant impact on our consolidated financial statements, as we will be required to expense the fair value of our employee stock option and ESPP grants rather than disclose the pro forma impact on our consolidated net income within the footnotes to our consolidated financial statements, as is our current practice.

NOTE 2 – INVESTMENTS

The Company’s equity investments in publicly traded companies are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.  These investments are classified as current marketable securities, or investment and other assets, as appropriate, on the Company’s Condensed Consolidated Balance Sheets.

The Company’s debt investments in U.S. Treasury securities and auction rate securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities at March 31, 2005 and December 31, 2004 (in thousands):

At March 31, 2005	Cost, Including Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
U.S. Treasury securities	$200,688	$—	$(1,709)	$198,979
Auction rate securities	170,396	—	—	170,396
Equity securities	3,604	13,294	—	16,898
Total	$374,688	$13,294	$(1,709)	$386,273

At December 31, 2004	Cost, Including Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
U.S. Treasury securities	$198,828	$—	$(105)	$198,723
Auction rate securities	169,699	—	—	169,699
Equity securities	3,604	14,975	—	18,579
Total	$372,131	$14,975	$(105)	$387,001

Gross unrealized gains at March 31, 2005 and December 31, 2004 primarily relate to our holdings in shares of Andrx Corporation (Andrx) common stock.  The gross unrealized holding loss at March 31, 2005 and December 31, 2004 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in U.S. Treasury securities.

The Company’s net unrealized holding gain related to its available-for-sale securities decreased $2.2 million for the three month period ended March 31, 2005.  During the three month period ended March 31, 2004, the Company’s net unrealized holding gain decreased $0.8 million.  These changes in the Company’s net unrealized holding gain are included in other comprehensive loss.

Current investments

The Company’s investment in the common stock of Andrx, publicly traded on the Nasdaq Stock Market under the symbol ADRX, is classified as a current investment on the Company’s Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004.

The Company did not sell any of its shares of Andrx during the three month period ended March 31, 2005.     During the three month period ended March 31, 2004, Watson sold 150,000 shares of its investment in the common stock of Andrx for proceeds of $4.3 million and recorded a pre-tax gain of $3.9 million.  Realized gains are computed using the specific identification method to determine the cost basis for each investment.

The Company’s investments in U.S. Treasury securities and auction rate securities are classified as a current investment on the Company’s Condensed Consolidated Balance Sheet at March 31, 2005 and December 31, 2004.

The contractual maturities of the U.S. Treasury securities at March 31, 2005 are as follows (in thousands):

Fair value

Mature within one year	$49,773
Mature within two years	149,206
$198,979

Non-current investments

The Company’s investments in the common stock of Genelabs Technologies, Inc. (Genelabs), NovaDel Pharma Inc. and Amarin Corporation plc (Amarin) are classified as non-current investments and are included in “Investments and other assets” on the Company’s Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004.

NOTE 3 – OPERATING SEGMENTS

Watson has two operating segments: brand and generic.  The brand business segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its brand product lines in a single segment because of similarities in regulatory environment, manufacturing processes, methods of distribution and types of customer.  This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products.  The generic business segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

Prior to January 1, 2005, the Company evaluated the performance of its segments based on net revenues and gross profit.  As of January 1, 2005, the Company began to evaluate segment performance based on net revenues and segment contribution. Segment contribution represents segment gross profit less direct research and development expenses and selling and marketing expenses.  Segment financial data for prior periods have been reclassified to reflect this change in evaluating the associated segment results.

The “other” classification for the three month period ended March 31, 2005 and 2004 consists primarily of royalties and revenues from research, development and licensing fees.  The Company has not reported general and administrative expenses, amortization, depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, or accounted for at the segment level.  Net revenues and segment contribution information for the Company’s brand and generic segments, as reclassified, consisted of the following:

Three months ended March 31, 2005	Brand	Generic	Other	Total
Net revenues	$104,526	$293,163	$3,139	$400,828
Cost of revenue	23,760	183,190	—	206,950
Gross profit	80,766	109,973	3,139	193,878
Gross margin	77%	38%		48%
Operating expenses
Research and development	9,694	19,144		28,838
Selling and marketing	27,468	11,260		38,728
Contribution	$43,604	$79,569	$3,139	126,312
Contribution margin	42%	27%		32%
General and administrative				24,923
Amortization				40,638
Operating income				$60,751

Three months ended March 31, 2004	Brand	Generic	Other	Total
Net revenues	$88,376	$306,022	$15,260	$409,658
Cost of revenue	17,651	178,830	—	196,481
Gross profit	70,725	127,192	15,260	213,177
Gross margin	80%	42%		52%
Operating expenses
Research and development	11,771	17,910		29,681
Selling and marketing	42,602	9,293		51,895
Contribution	$16,352	$99,989	$15,260	131,601
Contribution margin	19%	33%		32%
General and administrative				25,516
Amortization				17,932
Operating income				$88,153

NOTE 4 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at March 31, 2005 is approximately $9.2 million of inventory that is pending approval by the U.S. Food and Drug Administration (FDA) or has not been launched due to contractual restrictions.  This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004

Raw materials	$113,862	$109,422
Work-in-process	67,585	70,207
Finished goods	133,331	141,670
Total inventories	$314,778	$321,299

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units.  The Company performs this impairment testing annually during the second quarter and when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company’s two reporting units are brand and generic pharmaceutical products.  The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset.

During the second quarter of 2004, Watson performed its annual test for the impairment of goodwill and determined there was no indication of impairment.  There were no additions to goodwill recorded during the three months ended March 31, 2005.  At March 31, 2005 and December 31, 2004, goodwill for the Company’s reporting units consisted of the following (in thousands):

Brand pharmaceutical products	$368,105
Generic pharmaceutical products	87,490
Total goodwill	$455,595

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	March 31,	December 31,
	2005	2004

Product rights and related intangibles	$1,266,537	$1,266,512
Less accumulated amortization	(394,404)	(353,766)
Total product rights and related intangibles, net	$872,133	$912,746

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $165.0 million in 2005, 2006 and 2007 and $53.0 million in 2008 and 2009.  The Company’s current product rights and related intangibles have a weighted average useful life of approximately thirteen years.

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004

Senior unsecured notes, 7.125%, face amount of $14 million, due 2008, net of unamortized discount	$14,041	$14,036
Convertible contingent debentures (CODES), face amount of $575 million, due 2023, net of unamortized discount	573,642	573,573
Other notes payable	41	44
Total long-term debt	$587,724	$587,653

1998 Senior Notes

In May 1998, Watson issued $150 million of its senior unsecured notes (1998 Senior Notes).  The 1998 Senior Notes are due in May 2008 but may be redeemed earlier under certain circumstances.  The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.2%.  At March 31, 2005 and December 31, 2004, the unamortized discount for the 1998 Senior Notes was $54,000 and $59,000, respectively.

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

CODES

In March 2003, the Company issued $575 million of CODES.  The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of  2.1%, excluding changes in fair value of the contingent interest derivative. At March 31, 2005 and December 31, 2004, the unamortized discount for the CODES for both periods was $1.4 million.

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

•                  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at March 31, 2005;

•                  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at March 31, 2005;

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES.  The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum.  This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance Sheets in other long-term liabilities.  The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES.  Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense.  The current value of the embedded derivative was $1.1 million at March 31, 2005.

Credit Facility

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the Credit Facility) for working capital and other general corporate purposes. Watson’s assets generally are held by, and its operations generally are conducted through, its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  The terms of the Credit Facility require each subsidiary, other than minor subsidiaries, to provide full and unconditional guarantees on a joint and several basis. In order to provide subsidiary guarantees in connection with this Credit Facility, the Company was also required, by the terms of the Indenture for the 1998 Senior Notes, to grant similar subsidiary guarantees in favor of the 1998 Senior Note holders. The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  Watson is subject to certain financial and operational covenants, all of which, as of March 31, 2005, the Company was in compliance.  As of March 31, 2005, the Company had not drawn any funds from the Credit Facility.

NOTE 7 – FINANCIAL INSTRUMENTS

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.   See Note 6 for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2005, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Condensed Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Condensed Consolidated Statements of Income.

The carrying value of the Company’s derivative financial instruments, which approximates fair value, decreased $0.6 million from $1.7 million at December 31, 2004 to $1.1 million at March 31, 2005.  The change in fair value was recorded as a reduction of interest expense during the respective period.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Facility and equipment leases

The Company has entered into long-term operating leases for certain facilities and equipment.  The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage.  Total rental expense for operating leases for the three months ended March 31, 2005 and 2004 were $2.9 million and $2.8 million, respectively.

Future minimum lease payments under all non-cancelable operating leases consist of approximately $6.1 million remaining in 2005, $7.0 million in 2006, $5.5 million in 2007, $3.4 million in 2008, $2.6 million in 2009 and $14.4 million thereafter.

Employee retirement plans

The Company maintains certain defined contribution retirement plans covering substantially all employees.  The Company contributes to the plans based upon the employee contributions.  Watson’s contributions to these retirement plans for the three months ended March 31, 2005 and 2004 were $1.8 million and $1.4 million, respectively.  The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

Legal matters

The Company is party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2004.  The following is a description of material developments during the period covered by this Quarterly Report and through the filing of this Quarterly Report, and should be read in conjunction with the Annual Report referenced above.

Phen-fen litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of May 6, 2005, approximately 370 cases were pending against Watson and its affiliates in numerous state and federal courts.  Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions.  The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi-Aventis) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company.

Cipro® Litigation.  On March 31, 2005, the U.S. District Court for the Eastern District of New York granted summary judgment in the consolidated action (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383) in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case.  The clerk entered judgment on April 5, 2005.  Plaintiffs are expected to appeal.  In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on April 14, 2005, the court granted the parties’ joint request for a stay of all proceedings, vacated all previously set dates and deadlines in the case, and set a further status conference for October 14, 2005, at which time the parties are to report on the status of the appeal of the consolidated action.  In the action pending in the Kansas State Court (Sandhaus v. Bayer, et al., Johnson County Dist. Court Case No. 00CV06193), on April 22, 2005, the court granted the parties’ joint motion to stay all proceedings pending the outcome of the appeal in the consolidated action, vacated all pending dates and settings, and set a status conference for October 7, 2005, at which time the parties are to report on the status of the appeal in the consolidated action.

Governmental Reimbursement Investigations and Drug Pricing Litigation.  With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, additional actions raising similar allegations were filed in April and May 2005.  As of May 6, 2005, in addition to the consolidated action pending in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456), there were approximately 33 cases pending against the Company or its subsidiaries and other third parties, including actions by seven State Attorneys General, the City of New York, and numerous counties in New York State.  Additional actions are anticipated.

These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.   In May 2002, Watson reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility.  The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP).  From April 5, 2005 through April 13, 2005, the FDA conducted an inspection of the Company’s Corona, California facility.  At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including current Good Manufacturing Practices (cGMPs), the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.  On March 14, 2005, the appellants in the action pending in the U.S. Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791) filed their opening brief.  The defendants filed their answering brief on April 27, 2005, and the appellants are required to file their reply brief, if any, on or before May 11, 2005.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of our operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.  This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and under “Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Watson Pharmaceuticals, Inc. (Watson, the “Company” “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development, and administrative facilities primarily in the United States (U.S.).

Prescription pharmaceutical products in the U.S. are generally marketed as either generic or brand pharmaceuticals.  Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty.  As a result of the differences between the two types of products, we operate and manage our business as two segments: generic and brand.  As of March 31, 2005, we marketed more than 130 generic pharmaceutical products and more than 20 brand pharmaceutical products.

Results of Operations

Net Revenues

	Three Months Ended March 31,		Change
($ in thousands):	2005	2004	Dollars	%

Generic products	$293,163	$306,022	$(12,859)	-4.2%
% of product net revenues	74%	78%
Brand products
Specialty Products	63,463	44,425	19,038	42.9%
Nephrology	41,063	43,951	(2,888)	-6.6%
Total brand products	104,526	88,376	16,150	18.3%
% of product net revenues	26%	22%

Total product net sales	397,689	394,398	3,291	0.8%
Other	3,139	15,260	(12,121)	-79.4%
Total net revenues	$400,828	$409,658	$(8,830)	-2.2%

Generic Products

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

The $12.9 million or 4% decrease in sales from our generic segment for the first quarter of 2005 was primarily due to the following:

1.               A decrease in sales of bupropion hydrochloride sustained-release tablets.  Bupropion hydrochloride sustained-release tablets are a distributed product and was launched during the first quarter of 2004.

2.               Price reductions on select generic products, particularly nicotine gum, as a competitor entered the nicotine gum business in December 2004.

The decrease in sales from the aforementioned products was partially offset by higher sales of our oral contraceptive products.  Sales of oral contraceptive products represented 28% and 23% of total generic sales for the three months ended March 31, 2005 and 2004, respectively.  Sales of oral contraceptive products for the three months ended March 31, 2005 increased approximately $11.0 million to $81.3 million, compared to $70.3 million in the prior year period.

We expect sales of generic pharmaceutical products to increase slightly in 2005 as a result of new product launches and a full year of sales for the products launched in the third and fourth quarters of 2004.

Brand Products

Our brand pharmaceutical business develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology.

Our Specialty Products product line consists primarily of products for the treatment of urologic disorders.  Our portfolio also includes: (i) anti-hypertensive, psychiatry, pain management and dermatology products, (ii) genital warts treatment, and (iii) a visual cervical screening device.

Our Nephrology product line consists of products for the treatment of iron deficiency anemia and is generally marketed to nephrologists and dialysis centers.  The key product of the Nephrology group is Ferrlecit®, which is used to treat low iron levels in patients undergoing hemodialysis in conjunction with erythropoietin therapy.

The $16.2 million or 18% increase in sales from our brand segment for the three months ended March 31, 2005, as compared to the same prior year period, was primarily attributable to an increase in sales within our Specialty Products group.  During the first quarter of 2004, we experienced a decline in sales of our Androderm® product due to customer stocking in the fourth quarter of 2003 in advance of a price increase.  The increase in sales of Androderm® in 2005 represents a return to normal levels.  We also experienced higher sales for Oxytrol® in the first quarter of 2005 compared to the same prior year period, due to an increase in total prescription volume which occurred as a result of the impact of physician detailing and managed care accessibility.

Sales from our Nephrology business declined $2.9 million or 7% due to slight reductions in sales of our Ferrlecit® product.

We expect our Specialty Products group sales to increase during 2005 as a result of the launch of our Trelstar® Depot and Trelstar® LA (collectively “Trelstar”) products for the palliative treatment of advanced prostate cancer in the first half of 2005 and price increases in certain products.  Product sales from our Nephrology group are expected to remain at 2004 levels.

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

The decrease in other revenues in the three months ended March 31, 2005 was primarily related to the absence of royalty payments from Aventis Pharmaceuticals (Aventis) in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets.

Gross Profit Margin (Gross Margin)

	Three Months Ended
	March 31,
	2005	2004	Change

Overall consolidated gross margin	48.4%	52.0%	-3.6%

Generic products	37.5%	41.6%	-4.1%
Brand products	77.3%	80.0%	-2.7%
Gross margin on product net sales	48.0%	50.2%	-2.2%

The decrease in gross margin from our generic segment for the three months ended March 31, 2005 was primarily due to price reductions on select generic products (particularly nicotine gum, as a competitor entered the nicotine gum business in December 2004).

Gross margin from our brand segment decreased as we decreased production levels at certain manufacturing facilities resulting in higher unit overhead absorption during the three months ended March 31, 2005 as compared to the same period of the prior year.

The $12.1 million decrease in other revenues during the three months ended March 31, 2005 was a significant factor in the reduction of our overall consolidated gross margin as compared to prior periods.

Overall gross margins are expected to be between 48.5% and 50% for the full year of 2005.

Research and Development Expenses

	Three Months Ended March 31,		Change
($ in thousands):	2005	2004	Dollars	%

Research and development expenses by segment:
Generic	$19,144	$17,910	$1,234	6.9%
Brand	9,694	11,771	(2,077)	-17.6%
Total research and development expenses	$28,838	$29,681	$(843)	-2.8%
as % of net revenues	7.2%	7.2%

Research and development expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.

Research and development expenses within our generic segment increased during the three months ended March 31, 2005, as compared to the same period of the prior year, due to an increase in the number of generic products being developed in conjunction with our development partners.

Research and development expenses within our brand segment decreased during the three months ended March 31, 2005, as compared to the same period of the prior year, primarily due to the timing of the commencement of development programs and clinical studies between the two periods.

We expect research and development expenses to increase slightly in the second quarter of 2005.  Research and development spending will continue to fluctuate during the remaining quarters of 2005 in tandem with the timing of clinical study costs associated with (i) the Company’s generic product pipeline, (ii) the initiation of Phase III studies on the silodosin product for benign prostatic hyperplasia, as well as (iii) studies on the next generation formulation of oxybutynin for overactive bladder.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in thousands):	2005	2004	Dollars	%

Selling and marketing expenses by segment:
Generic	$11,260	$9,293	$1,967	21.2%
Brand	27,468	42,602	(15,134)	-35.5%
Total segment selling and marketing expenses	38,728	51,895	(13,167)	-25.4%

Corporate general and administrative	24,923	25,516	(593)	-2.3%
Total selling, general and administrative expenses	$63,651	$77,411	$(13,760)	-17.8%
as % of net revenues	15.9%	18.9%

Selling, general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.

Brand segment selling and marketing expenses decreased during the three months ended March 31, 2005 as compared to the same period of the prior year due to cost reductions realized from the termination of a long-term contract sales force agreement during the third quarter of 2004 and the workforce reduction resulting from the realignment of our business strategy announced in June 2004.

We expect our brand segment selling and marketing and selling, general and administrative expenses overall to increase during the second quarter of 2005 due to product launch costs associated with the April 2005 launch of our Trelstar products.

Amortization

	Three Months Ended March 31,		Change
($ in thousands):	2005	2004	Dollars	%

Amortization	$40,638	$17,932	$22,706	126.6%
as % of net revenues	10.1%	4.4%

The Company’s amortizable assets consist primarily of acquired product rights.  We regularly review the appropriateness of the useful lives assigned to our product rights taking into consideration potential changes in the markets for our products.  As a result of our review, we accelerated the amortization of several product rights including the Ferrlecit® product rights.  The increase in amortization expense in the first quarter of 2005 was primarily due to higher amortization associated with the Ferrlecit® product rights.

We expect amortization expense in 2005 to increase over 2004 amounts due to the accelerated amortization of the Ferrlecit® product rights and amortization related to the Trelstar product rights.

Equity in Earnings (Losses) of Joint Ventures

	Three Months Ended March 31,		Change
($ in thousands):	2005	2004	Dollars	%

Equity in earnings (losses) of joint ventures	$420	$(1,579)	$1,999	-126.6%
as % of net revenues	0.1%	-0.4%

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.  The loss recorded during the three months ended March 31, 2004 represents our equity in losses incurred by Somerset Pharmaceuticals, Inc. (Somerset), our joint venture with Mylan Laboratories, Inc., due to expenses associated with ongoing trials, operational costs and the remaining U.S. Food and Drug Administration (FDA) requirements relating to Emsam™, a selegeline patch for the treatment of depression.

Gain on Sale of Securities

	Three Months Ended March 31,		Change
($ in thousands):	2005	2004	Dollars	%

Gain on sale of securities	$—	$3,938	$(3,938)	-100.0%
as % of net revenues	0.0%	1.0%

The 2004 gain on sale of securities primarily resulted from the sale of a portion of our investment in the common stock of Andrx Corporation (Andrx).  We sold 150,000 shares of Andrx common stock for proceeds of $4.3 million.  We did not sell any securities during the three months ended March 31, 2005.  At March 31, 2005, we held approximately 607,000 shares of Andrx common stock at a fair value of $13.8 million with a gross unrealized holding gain of $12.2 million.

Loss on Early Extinguishment of Debt

	Three Months Ended March 31,		Change
($ in thousands):	2005	2004	Dollars	%

Loss on early extinguishment of debt	$—	$14,006	$(14,006)	-100.0%
as % of net revenues	0.0%	3.4%

In February 2004, we repurchased $101.6 million of our 1998 Senior Notes for total consideration of $115.1 million, or a 13% premium over each note’s face value.  As a result of the repurchase, we incurred charges of $14.0 million related to fees, expenses, and the premium paid.

Interest Expense

	Three Months Ended March 31,		Change
($ in thousands):	2005	2004	Dollars	%

Interest expense - convertible contingent debentures	$3,151	$3,151	$—	—
Interest expense - senior unsecured notes	256	1,909	(1,653)	(86.6)%
Interest and fees on credit facility	416	418	(2)	(0.5)%
Change in derivative value	(569)	(225)	(344)	152.9%
Interest expense - other	36	8	28	350.0%
Total interest expense before capitalized interest	3,290	5,261	(1,971)	(37.5)%
Capitalized interest	—	(1,519)	1,519	(100.0)%
Total interest expense	$3,290	$3,742	$(452)	(12.1)%
as % of net revenues	0.8%	0.9%

Interest expense decreased for the three month period ended March 31, 2005 due to the repurchase of a portion of our 1998 Senior Notes in February 2004 and a decrease in the fair value of the derivative (as described in Note 7 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

Liquidity and Capital Resources

Cash from Operations

Watson’s primary source of liquidity is cash from operations.  Net working capital at March 31, 2005 was $1.13 billion compared to $1.11 billion at December 31, 2004 and $963.2 million at March 31, 2004.

We expect that 2005 cash flows from operating activities will continue to exceed net income.  In addition, management expects that 2005 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs.

Summarized cash flow information is as follows:

	Three months ended March 31,
($ in thousands):	2005	2004

Net cash provided by operating activities	$105,367	$10,025

Net cash provided by operating activities increased during the three month period ended March 31, 2005, as compared to the same period of the prior year, due primarily to a decrease in accounts receivable and the timing of annual tax payments in 2004.

Cash flows from operations is expected to exceed $320 million in 2005.

Changes in Working Capital

Working capital at March 31, 2005 and December 31, 2004 is summarized as follows:

($ in thousands):	March 31, 2005	December 31, 2004	Increase (Decrease)

Current Assets:
Cash and cash equivalents	$333,385	$298,653	$34,732
Marketable securities	383,142	381,679	1,463
Accounts receivable, net of allowances	230,024	251,459	(21,435)
Inventories	314,778	321,299	(6,521)
Other	106,415	117,096	(10,681)
Total current assets	1,367,744	1,370,186	(2,442)
Current liabilities:
Accounts payable and accrued expenses	181,475	192,701	(11,226)
Other	58,959	62,928	(3,969)
Total current liabilities	240,434	255,629	(15,195)

Working Capital	$1,127,310	$1,114,557	$12,753

Current Ratio	5.69	5.36

The decrease in accounts receivable at March 31, 2005 was due to higher mix of our brand versus generic receivables.  Brand products are typically sold with shorter collection terms than generic products.

Capital Expenditures

Our capital expenditures are summarized as follows:

	Three months ended March 31,
($ in thousands):	2005	2004

Additions to property and equipment	$10,294	$23,169

Capital expenditures for the first quarter of 2005 included costs to support the manufacture of transdermal products in Salt Lake City, various additions to machinery and equipment at our Watson locations and on-going construction of a new distribution facility in Gurnee, Illinois.  We expect to spend approximately between $75 and $100 million in property and equipment additions in 2005.  Most of the expected additions in 2005 will be related to our new distribution facility.  Our new facility will replace an existing facility and should allow us to consolidate a portion of our existing operations upon expiration of our current lease obligations.

Debt and Borrowing Capacity

Our debt and borrowing capacity at March 31, 2005 and December 31, 2004 is summarized as follows:

			Increase
($ in thousands):	2005	2004	(Decrease)

Long-term debt	$587,724	$587,653	$71
Debt to capital ratio	20.9%	20.8%

In March 2003, we issued $575 million of convertible contingent senior debentures due in 2023 (CODES).  As of March 31, 2005, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

Between February and May 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, or a 12% premium over each note’s face value.  We recorded charges of $17.8 million in 2004, related to fees, expenses, unamortized discount, and premiums paid.  Interest expense in 2005 will decline as a result of the repurchase.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the Credit Facility) for working capital and other general corporate purposes.  As of March 31, 2005, the total $300 million under the Credit Facility was available to us. Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  We are subject to, and, as of March 31, 2005, were in compliance with financial and operation covenants under the terms of the Credit Facility.  The agreement currently contains the following financial covenants:

•                  maintenance of a minimum net worth of at least $1.6 billion at March 31, 2005 (the sum of $1.44 billion plus an amount equal to the sum of 50% of net income for each fiscal quarter after December 31, 2002);

•                  maintenance of a maximum leverage ratio not greater than 2.25 to 1.0; and

•                  maintenance of a minimum interest coverage ratio of at least 7.0 to 1.0.

At March 31, 2005, our net worth was $2.2 billion and our leverage ratio was 1.43 to 1.0.   Our interest coverage ratio for the three months ended March 31, 2005 was 32.2 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of March 31, 2005.  Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.  Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period
(in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term and other debt	$589,151	$8	$14,132	$11	$575,000
Liabilities incurred for acquisitions of products and businesses	4,148	2,074	2,074	—	—
Operating lease obligations	39,011	6,140	15,913	4,769	12,189
Total contractual cash obligations	$632,310	$8,222	$32,119	$4,780	$587,189

The Company is involved in certain minor joint venture arrangements that are intended to complement the Company’s core business and markets.  The Company has the discretion to provide funding on occasion for working capital or capital expenditures.  The Company makes an evaluation of additional funding based on an assessment of the venture’s business opportunities.  The Company believes that any possible commitments arising from the current arrangements will not be significant to the Company’s financial condition or results of operations.

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Under the Company’s existing stock repurchase program approved by the Board of Directors (Board) on February 10, 2005, we repurchased approximately 2.2 million shares of our common stock during the first quarter of 2005 at an aggregate cost of approximately $69.1 million.  As of March 31, 2005, the Company had approximately $230.9 million available for future repurchases of its common stock under this $300.0 million Board authorization.  This program provides for purchases of common stock to be made in the open market or in privately negotiated transactions through February 2006.  The stock repurchase program is not expected to affect our compliance with our debt covenants.  Based on current stock prices, completion of the stock repurchase plan would not materially impact the Company’s liquidity.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (SFAS 151).  SFAS 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The provision of SFAS 151 shall be applied prospectively.  The Company believes that the adoption of SFAS 151 will not have a material effect on our Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In April 2005, the Securities and Exchange Commission (SEC) announced an amendment to Regulation S-X to amend the date for compliance with FAS 123R.  The amendment requires each registrant that is not a small business issuer to adopt FAS 123R in the first fiscal year commencing after June 15, 2005.  The Company is required to adopt SFAS 123R beginning January 1, 2006.  Adoption of FAS 123R will have a significant impact on our consolidated financial statements, as we will be required to expense the fair value of our employee stock option and ESPP grants rather than disclose the pro forma impact on our consolidated net income within the footnotes to our consolidated financial statements, as is our current practice.

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

Risks Related to Our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control.  The following discussion highlights some of these risks and others are discussed elsewhere in this Quarterly report.  These and other risks could materially and adversely affect our business, financial condition, operating results or cash flows.

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

During 2004, we increased our planned expenditures for the development and marketing of our brand business.  During 2005 and thereafter, we may further increase the amounts we expend for our brand business segment.  For example, we plan to initiate Phase III clinical studies in the second half of 2005 on our next generation Oxytrol® product and on our silodosin product for treatment of benign prostatic hyperplasia in late May of 2005.  We cannot be sure these business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Our gross profit may fluctuate from period to period depending upon our product sales mix, our product pricing, and our costs to manufacture or purchase products.

Our future results of operations, financial condition and cash flows depend to a significant extent upon our brand and generic product sales mix.  Our sales of brand products tend to create higher gross margins than our sales of generic products.  As a result, our sales mix (the proportion of total sales between brand products and generic products) will significantly impact our gross profit from period to period.  During the three months ended March 31, 2005, sales of our brand products and generic products accounted for approximately 26% and 74%, respectively, of our net product sales.  During that same period, brand products and generic products contributed approximately 42% and 58%, respectively, to our gross profits.  Factors that may cause our sales mix to vary include:

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

During 2004 we lost regulatory exclusivity on our Ferrlecit® product, which will allow generic applicants to submit Abbreviated New Drug Applications (ANDAs) for Ferrlecit®.  In 2004, Ferrlecit® accounted for approximately 8% of our net revenues and 15% of our gross profit.  In February 2004, we submitted a Citizen’s Petition to the FDA requesting that the FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied.  During the third quarter of 2004, we submitted a second Citizen’s Petition to the FDA requesting that the FDA refuse to accept for substantive review any ANDA referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®.  We cannot predict whether the FDA will grant or deny our Citizen’s Petitions or when it may take such action.  We believe it will be difficult for a competitor to demonstrate to the FDA that its product is the same as Ferrlecit® and that, in the absence of such a showing, the FDA should require the applicant to submit a New Drug Application (NDA) supported by clinical studies, independently demonstrating safety and efficacy.  However, if a generic version of Ferrlecit® or other competitive product is approved by the FDA and enters the market, our net revenues could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Certain of our competitors have recently challenged our ability to distribute generic alternatives of certain brand products (sometimes called “Authorized Generics”) during the competitors’ 180 day period of ANDA exclusivity under the Hatch-Waxman Act.  Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product.  Some of our competitors have challenged the propriety of these arrangements by filing Citizen Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention.  To date, these efforts have been unsuccessful, but remain unresolved.  The FDA and courts that have considered the subject to date have ruled that there is no prohibition in the Federal Food, Drug and Cosmetic Act against distributing authorized generic versions of a brand drug.  However, if our competitors’ attempts to restrict such arrangements are successful, or if distribution of authorized generic versions of brand drugs is otherwise restricted or found unlawful, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

A significant amount of our total assets is related to acquired product rights and goodwill.  As of March 31, 2005, the carrying value of our product rights and other intangible assets was approximately $870 million and the carrying value of our goodwill was approximately $460 million.

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

Our principal manufacturing facility in Corona, California is currently subject to a consent decree of permanent injunction.  We cannot assure you that the FDA will determine that we have adequately corrected deficiencies at our manufacturing sites (including the one referenced above), that subsequent FDA inspections will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson or its subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries.  The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution.  Any such sanctions, if imposed, could materially harm our operating results and financial condition.  Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.  Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree.  Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Certain of our vendors are subject to similar regulation and periodic inspections.

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

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission (FTC) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs.  This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payors may adversely affect our business.

In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as Health Maintenance Organizations (HMOs) and Managed Care Organizations (MCOs), authorization to receive reimbursement at varying levels for the cost of certain products and related treatments.  Third party payors increasingly challenge pricing of pharmaceutical products.  The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand.  Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations and financial condition.  Additionally, there is uncertainty surrounding the implementation of the provisions of the Medicare Part D Prescription Drug Benefit as authorized by the Medicare Prescription, Improvement, and Modernization Act of 2003.  Depending on how such provisions are implemented, reimbursement may not be available for some of Watson’s products.  Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of, those products and could harm significantly our business, results of operations, financial condition and cash flows.  We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results.

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

Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors.  As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration.  As competing off-patent manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically.  Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches.  Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins.  Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which would result in lower gross margins.  This is particularly true in the case of certain overseas competitors, who may be able to produce products at costs lower than the costs of domestic manufacturers.  If we experience substantial competition from overseas competitors with lower production costs, our profit margins will suffer.

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

Investment Risk

As of March 31, 2005, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $44.0 million.  Of this amount, we had equity-method investments of $5.5 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $16.9 million ($13.8 million that was included in “Marketable securities” and $3.1 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at March 31, 2005, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $4.2 million, $6.8 million and $8.5 million, respectively.

At March 31, 2005, our investment in Andrx consisted of approximately 607,000 shares of Andrx common stock with a fair market value of $13.8 million.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.   The market price of Andrx common shares has been, and may continue to be volatile.  For example, on March 31, 2005, the final trading day of the quarter, the closing price of Andrx was $22.67.  On May 6, 2005, before the filing of this Form 10-Q, the closing price of Andrx common stock was $20.32.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2005 and 2004 and further reflects the volatility of the stock price:

	High	Low
2005, by quarter
First	$24.47	$20.55

2004, by quarter
First	$30.87	$23.55
Second	$29.35	$22.24
Third	$28.10	$16.95
Fourth	$23.63	$14.09

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our 1998 Senior Notes approximated their carrying values on March 31, 2005.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to certain lawsuits and legal proceedings, which are described in “Part I, Item 3. Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2004.  The following is a description of material developments during the period covered by this Quarterly Report and through the filing of this Quarterly Report, and should be read in conjunction with the Annual Report referenced above.

Phen-fen litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of May 6, 2005, approximately 370 cases were pending against Watson and its affiliates in numerous state and federal courts.  Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions.  The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi-Aventis) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company.

Cipro® Litigation.  On March 31, 2005, the U.S. District Court for the Eastern District of New York granted summary judgment in the consolidated action (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383) in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case.  The clerk entered judgment on April 5, 2005.  Plaintiffs are expected to appeal.  In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on April 14, 2005, the court granted the parties’ joint request for a stay of all proceedings, vacated all previously set dates and deadlines in the case, and set a further status conference for October 14, 2005, at which time the parties are to report on the status of the appeal of the consolidated action.  In the action pending in the Kansas State Court (Sandhaus v. Bayer, et al., Johnson County Dist. Court Case No. 00CV06193), on April 22, 2005, the court granted the parties’ joint motion to stay all proceedings pending the outcome of the appeal in the consolidated action, vacated all pending dates and settings, and set a status conference for October 7, 2005, at which time the parties are to report on the status of the appeal in the consolidated action.

Governmental Reimbursement Investigations and Drug Pricing Litigation.  With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, additional actions raising similar allegations were filed in April and May 2005.  As of May 6, 2005, in addition to the consolidated action pending in the United States District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456), there were approximately 33 cases pending against the Company or its subsidiaries and other third parties, including actions by seven State Attorneys General, the City of New York, and numerous counties in New York State.  Additional actions are anticipated.

These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.   In May 2002, Watson reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility.  The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP).  From April 5, 2005 through April 13, 2005, the FDA conducted an inspection of the Company’s Corona, California facility.  At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.  On March 14, 2005, the appellants in the action pending in the U.S. Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791) filed their opening brief.  The defendants filed their answering brief on April 27, 2005, and the appellants are required to file their reply brief, if any, on or before May 11, 2005.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of common stock during the first quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except average price paid per share)

February 15, 2005 through February 28, 2005	1,392	$30.32	1,392	$257,786

March 1, 2005 through March 31, 2005	850	$31.61	850	$230,922

Total	2,242		2,242

In February 2005, the Board authorized a program to repurchase shares of Watson’s common stock.  The Board approved the repurchase of up to $300.0 million of shares over a period of one year.  This program provides for purchases to be made in the open market or in privately negotiated transactions.  Additionally, the Board resolved that purchases may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended.  The repurchase of shares will be made using our cash resources.  The repurchase program may be suspended or discontinued at any time without prior notice.

As of March 31, 2005, the Company had approximately $230.9 million available for future repurchases of its common stock under this $300.0 million Board authorization.

ITEM 6.  EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 43.

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

Date: May 9, 2005

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2005

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