Form 10-Q
period 2005-06-30
WATSON PHARMACEUTICALS INC
filed 2005-08-09
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

The number of shares outstanding of the Registrant’s only class of common stock as of June 30, 2005 was approximately 104,230,000.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

Part II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

Signatures

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands, except share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$488,735	$298,653
Marketable securities	161,049	381,679
Accounts receivable, net	271,258	251,459
Inventories	289,308	321,299
Prepaid expenses and other current assets	20,542	26,894
Deferred tax assets	90,181	90,202
Total current assets	1,321,073	1,370,186

Property and equipment, net	445,221	427,377
Investments and other assets	42,061	47,499
Deferred tax assets	29,523	30,280
Product rights and other intangibles, net	831,434	912,746
Goodwill	455,595	455,595
Total assets	$3,124,907	$3,243,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$186,808	$192,701
Income taxes payable	49,310	57,851
Deferred revenue	4,024	5,077
Total current liabilities	240,142	255,629

Long-term debt	587,794	587,653
Deferred revenue	16,468	11,557
Other long-term liabilities	3,895	4,736
Deferred tax liabilities	126,376	140,959
Total liabilities	974,675	1,000,534

Commitments and contingencies

Stockholders’ equity:
Preferred stock; no par value per share; 2,500,000 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000,000 shares authorized; 110,240,600 and 109,719,900 shares outstanding	364	362
Additional paid-in capital	893,408	880,202
Retained earnings	1,432,826	1,353,047
Accumulated other comprehensive income	6,219	9,538
Treasury stock, at cost: 6,010,600 shares and zero shares, respectively	(182,585)	—
Total stockholders’ equity	2,150,232	2,243,149
Total liabilities and stockholders’ equity	$3,124,907	$3,243,683

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenues	$416,266	$399,368	$817,094	$809,026
Cost of sales	211,213	198,854	418,163	395,335
Gross profit	205,053	200,514	398,931	413,691

Operating expenses:
Research and development	31,486	42,529	60,324	72,210
Selling, general and administrative	68,125	79,169	131,776	156,580
Amortization	41,101	17,983	81,739	35,915
Total operating expenses	140,712	139,681	273,839	264,705
Operating income	64,341	60,833	125,092	148,986

Other income (expense):
Equity in losses of joint ventures	(578)	(1,700)	(158)	(3,279)
Loss on impairment of investments and other assets	—	—	—	(891)
Gain on sales of securities	—	—	—	3,938
Loss on early extinguishment of debt	—	(3,746)	—	(17,752)
Interest income	4,546	1,015	8,652	2,222
Interest expense	(3,624)	(1,647)	(6,914)	(5,390)
Other income (expense)	185	(176)	(39)	(340)
Total other income (expense), net	529	(6,254)	1,541	(21,492)
Income before income taxes	64,870	54,579	126,633	127,494
Provision for income taxes	24,002	19,652	46,854	45,908
Net income	$40,868	$34,927	$79,779	$81,586

Earnings per share (as restated per Note 1):
Basic	$0.38	$0.32	$0.74	$0.75
Diluted	$0.35	$0.29	$0.68	$0.67

Weighted average shares outstanding (as restated per Note 1):
Basic	106,359	109,049	107,740	108,839
Diluted	121,253	124,682	122,671	124,973

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,779	$81,586
Reconciliation to net cash provided by operating activities:
Depreciation	19,639	15,075
Amortization	81,739	35,915
Deferred income tax (provision) benefit	(12,130)	16,434
Equity in losses of joint ventures	158	3,279
Gain on sales of securities	—	(3,938)
Loss on early extinguishment of debt	—	17,752
Loss on sale of fixed assets	620	—
Loss on impairment of investments and other assets	—	891
Tax benefits from employee stock plans	1,606	5,854
Mark to market on derivative	(841)	(3,154)
Other	(1,006)	(626)
Changes in assets and liabilities:
Accounts receivable, net	(19,799)	555
Inventories	31,991	8,274
Prepaid expenses and other current assets	6,352	(5,355)
Accounts payable and accrued expenses	(5,893)	(4,715)
Deferred revenue	3,858	(6,433)
Income taxes payable	(8,541)	(65,781)
Other assets	1,412	933
Total adjustments	99,165	14,960
Net cash provided by operating activities	178,944	96,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(38,103)	(43,094)
Acquisitions of product rights	(427)	(5,627)
Additions to long-term investments	(1,500)	(10,590)
Distribution from joint venture	2,500	—
Proceeds from sales of marketable securities	220,083	26,706
Proceeds from sale of Halsey note receivable	—	5,381
Other investing activities, net	—	1,983
Net cash provided by (used in) investing activities	182,553	(25,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to repurchase 1998 Senior Notes	—	(135,905)
Premium paid on 1998 Senior Notes repurchase	—	(17,072)
Repurchase of common stock	(182,585)	—
Principal payments on acquisition liabilities	(5)	(5)
Proceeds from stock plans	11,175	22,663
Net cash used in financing activities	(171,415)	(130,319)
Net increase (decrease) in cash and cash equivalents	190,082	(59,014)
Cash and cash equivalents at beginning of period	298,653	318,043
Cash and cash equivalents at end of period	$488,735	$259,029

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying condensed consolidated financial statements.  The year end balance sheet was derived from the audited financial statements.  The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to fairly state Watson’s consolidated financial position, results of operations and cash flows for the periods presented.  Unless otherwise noted, all such adjustments are of a normal, recurring nature. Certain reclassifications, none of which affected net income or retained earnings, have been made to prior period amounts to conform to current period presentation.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods or for the full year.

Comprehensive income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive loss refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  Watson’s other comprehensive loss is comprised of unrealized losses on its holdings of publicly traded debt and equity securities, net of realized losses included in net income.  The components of comprehensive income and related income taxes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$40,868	$34,927	$79,779	$81,586

Other comprehensive loss:
Unrealized holding loss on securities	(1,794)	(686)	(5,293)	(783)
Less related income taxes	669	247	1,974	282
Total unrealized loss on securities, net	(1,125)	(439)	(3,319)	(501)

Reclassification for losses included in net income	—	—	—	(1,092)
Less related income taxes	—	—	—	393
Total reclassification, net	—	—	—	(699)
Total other comprehensive loss	(1,125)	(439)	(3,319)	(1,200)
Total comprehensive income	$39,743	$34,488	$76,460	$80,386

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period.  Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the $575 million convertible contingent senior debentures (CODES), and shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options.  Common share equivalents have been excluded where their inclusion would be antidilutive.  In accordance with Emerging Issues Task Force (EITF) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” (EITF No. 04-8) the Company is required to add approximately 14.4 million shares associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted earnings per share for all periods in which the securities were outstanding.  Prior period comparatives have been restated to conform to the requirements of EITF No. 04-8. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Earnings per share - basic
Net income	$40,868	$34,927	$79,779	$81,586

Basic weighted average common shares outstanding	106,359	109,049	107,740	108,839

Earnings per share - basic	$0.38	$0.32	$0.74	$0.75

Earnings per share - assuming dilution
Net income	$40,868	$34,927	$79,779	$81,586
Add: Interest expense on CODES, net of tax	1,814	639	3,441	2,512
Net income, adjusted	$42,682	$35,566	$83,220	$84,098

Basic weighted average common shares outstanding	106,359	109,049	107,740	108,839
Effect of dilutive securities:
Conversion of CODES	14,357	14,357	14,357	14,357
Dilutive stock options	537	1,276	574	1,777
Diluted weighted average common shares outstanding	121,253	124,682	122,671	124,973

Earnings per share - diluted	$0.35	$0.29	$0.68	$0.67

Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares for the periods reported.  For each of the three month periods ended June 30, 2005 and 2004, stock options to purchase 6.5 million common shares were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.  For the six month periods ended June 30, 2005 and 2004 stock options to purchase 6.5 million and 6.1 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$40,868	$34,927	$79,779	$81,586
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,869	4,103	5,967	8,592
Pro forma net income	37,999	30,824	73,812	72,994
Add: Interest expense on CODES	1,814	639	3,441	2,512
Pro forma net income, adjusted	$39,813	$31,463	$77,253	$75,506
Earnings per share:
Basic - as reported	$0.38	$0.32	$0.74	$0.75
Basic - pro forma	$0.36	$0.28	$0.69	$0.67

Diluted - as reported	$0.35	$0.29	$0.68	$0.67
Diluted - pro forma	$0.33	$0.25	$0.63	$0.60

The weighted average fair values of the employee stock options and employee stock purchase plan (ESPP) have been estimated on the date of each grant using the Black-Scholes option pricing model. Weighted averages are used because of varying assumed exercise dates.  The following weighted average assumptions were used for stock options granted during the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	44%	49%	37%	38%
Risk-free interest rate	3.96%	3.78%	3.98%	3.78%
Expected term in years	5.3	5.1	5.4	5.2

Weighted average fair value
per share at grant date	$13.51	$14.93	$12.12	$13.65

The following weighted average assumptions were used for the ESPP during the three and six months ended June 30, 2005 and 2004:

	Three and Six Months Ended June 30,
	2005	2004
Dividend yield	None	None
Expected volatility	26%	38%
Risk-free interest rate	4.00%	3.78%
Expected term	6 months	6 months

Weighted average fair value per share at grant date	$7.31	$11.83

Stock Awards

We implemented certain changes in employee stock-based compensation during the second quarter of 2005 to help us strengthen our ability to attract, retain and motivate our employees, and to better align employee interests with those of our shareholders. Generally, employees are now granted restricted stock awards as well as stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock as the award vests.  On June 29, 2005, approximately 38,000 restricted stock awards with a weighted-average fair value of $29.97 per share were granted to certain non-employee directors and the Company’s Chief Executive Officer.  These restricted stock awards generally vest over a one to four year period.

Stock Repurchases

We have repurchased approximately 6.0 million shares of our common stock at an aggregate cost of approximately $182.6 million under the Company’s $300.0 million stock repurchase program approved by the Board of Directors (Board) on February 10, 2005.  As of June 30, 2005, the Company had approximately $117.4 million available for future repurchases of its common stock under this Board authorization.  This program provides for purchases to be made in the open market or in privately negotiated transactions through February 10, 2006.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123, and supercedes APB 25. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payment transactions with employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In April 2005, the Securities and Exchange Commission announced an amendment to Regulation S-X to amend the date for compliance with FAS 123R.  The amendment requires each registrant that is not a small business issuer to adopt FAS 123R in the first fiscal year commencing after June 15, 2005.  The Company is required to adopt SFAS 123R beginning January 1, 2006.  Adoption of FAS 123R will have a material impact on our consolidated financial statements, as we will be required to expense the fair value of our stock option awards and ESPP grants rather than disclose the pro forma impact on our consolidated net income within the footnotes to our consolidated financial statements, as is our current practice.

NOTE 2 – INVESTMENTS

The Company’s equity investments in publicly traded companies are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.  These investments are classified as current marketable securities, or investments and other assets, as appropriate, on the Company’s Condensed Consolidated Balance Sheets.

The Company’s debt investments in U.S. Treasury securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities at June 30, 2005 and December 31, 2004 (in thousands):

At June 30, 2005	Cost, Including Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury securities	$149,947	$—	$(1,232)	$148,715
Equity securities - current	1,572	10,762	—	12,334
Current	151,519	10,762	(1,232)	161,049
Equity securities - non-current	2,032	723	(300)	2,455
Total	$153,551	$11,485	$(1,532)	$163,504

At December 31, 2004	Cost, Including Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury securities	$198,828	$—	$(105)	$198,723
Auction rate securities	169,699	—	—	169,699
Equity securities - current	1,572	11,685	—	13,257
Current	370,099	11,685	(105)	381,679
Equity securities - non-current	2,032	3,290	—	5,322
Total	$372,131	$14,975	$(105)	$387,001

Our investments in auction rate securities were liquidated in May 2005 and approximately $50 million in U.S. Treasury securities matured in June 2005.  Proceeds were deposited in cash and cash equivalents.

Gross unrealized gains at June 30, 2005 and December 31, 2004 primarily relate to our holdings in shares of Andrx Corporation (Andrx) common stock.  The gross unrealized holding loss at June 30, 2005 and December 31, 2004 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in U.S. Treasury securities.

Net unrealized holding gains related to available-for-sale securities were $9.9 million and $20.4 million for the six month periods ended June 30, 2005 and 2004, respectively.  Changes in the Company’s net unrealized holding gains (losses) are included in other comprehensive income (loss).

Current investments

The Company’s investment in the common stock of Andrx, publicly traded on the Nasdaq Stock Market under the symbol ADRX, is classified as a current investment on the Company’s Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004.

The Company did not sell any of its shares of Andrx during the six month period ended June 30, 2005.     During the six month period ended June 30, 2004, Watson sold 150,000 shares of its investment in the common stock of Andrx for proceeds of $4.3 million and recorded a pre-tax gain of $3.9 million.  Realized gains are computed using the specific identification method to determine the cost basis for each investment.

The Company’s investments in U.S. Treasury securities and auction rate securities are classified as a current investment on the Company’s Condensed Consolidated Balance Sheet at June 30, 2005 and December 31, 2004.

The contractual maturities of the U.S. Treasury securities consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Mature within one year	$—	$49,502
Mature within two years	148,715	149,221
	$148,715	$198,723

Non-current investments

The Company’s investments in the common stock of Genelabs Technologies, Inc., NovaDel Pharma Inc. and Amarin Corporation plc are classified as non-current investments and are included in “Investments and other assets” on the Company’s Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004.

NOTE 3 – OPERATING SEGMENTS

Watson has two operating segments: brand and generic.  The brand business segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer.  This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products.  The generic business segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

Prior to January 1, 2005, the Company evaluated the performance of its segments based on net revenues and gross profit.  As of January 1, 2005, the Company began to evaluate segment performance based on segment gross profit and contribution. Segment contribution represents segment gross profit less direct research and development expenses and selling and marketing expenses.  Segment financial data for prior periods have been reclassified to reflect this change in evaluating the associated segment results.

The Company has not reported general and administrative expenses, amortization, depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, or accounted for, at the segment level.  Net revenues, segment gross profit and segment contribution information for the Company’s brand and generic segments, as reclassified, consisted of the following:

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

	Brand	Generic	Total
Three months ended June 30, 2005
Product sales	$100,746	$312,453	$413,199
Other	1,918	1,149	3,067
Net revenues	102,664	313,602	416,266
Cost of revenue	23,072	188,141	211,213
Gross profit	79,592	125,461	205,053
Gross margin	78%	40%	49%

Research and development	9,668	21,818	31,486
Selling and marketing	30,532	11,688	42,220
Contribution	$39,392	$91,955	131,347
Contribution margin	38%	29%	32%

General and administrative			25,905
Amortization			41,101
Operating income			$64,341

	Brand	Generic	Total
Three months ended June 30, 2004
Product sales	$84,510	$305,566	$390,076
Other	2,637	6,655	9,292
Net revenues	87,147	312,221	399,368
Cost of revenue	19,577	179,277	198,854
Gross profit	67,570	132,944	200,514
Gross margin	78%	43%	50%

Research and development	25,479	17,050	42,529
Selling and marketing	42,066	11,156	53,222
Contribution	$25	$104,738	104,763
Contribution margin	0%	34%	26%

General and administrative			25,947
Amortization			17,983
Operating income			$60,833

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

	Brand	Generic	Total
Six months ended June 30, 2005
Product sales	$205,272	$605,616	$810,888
Other	3,971	2,235	6,206
Net revenues	209,243	607,851	817,094
Cost of revenue	46,832	371,331	418,163
Gross profit	162,411	236,520	398,931
Gross margin	78%	39%	49%

Research and development	19,362	40,962	60,324
Selling and marketing	58,000	22,948	80,948
Contribution	$85,049	$172,610	257,659
Contribution margin	41%	28%	32%

General and administrative			50,828
Amortization			81,739
Operating income			$125,092

	Brand	Generic	Total
Six months ended June 30, 2004
Product sales	$172,886	$611,588	$784,474
Other	8,659	15,893	24,552
Net revenues	181,545	627,481	809,026
Cost of revenue	37,228	358,107	395,335
Gross profit	144,317	269,374	413,691
Gross margin	79%	43%	51%

Research and development	37,250	34,960	72,210
Selling and marketing	84,668	20,449	105,117
Contribution	$22,399	$213,965	236,364
Contribution margin	12%	34%	29%

General and administrative			51,463
Amortization			35,915
Operating income			$148,986

NOTE 4 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at June 30, 2005 and December 31, 2004 is approximately $6.7 million and $17.3 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (FDA) or has not been launched due to contractual restrictions.  This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$107,309	$109,422
Work-in-process	61,624	70,207
Finished goods	120,375	141,670
Total inventories	$289,308	$321,299

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

During the second quarter of 2005, Watson performed its annual test for the impairment of goodwill and determined there was no indication of impairment.  There were no additions to goodwill recorded during the six months ended June 30, 2005.  At June 30, 2005 and December 31, 2004, goodwill for the Company’s reporting units consisted of the following (in thousands):

Brand pharmaceutical products	$368,105
Generic pharmaceutical products	87,490
Total goodwill	$455,595

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	June 30, 2005	December 31, 2004
Product rights and related intangibles	$1,266,938	$1,266,512
Less accumulated amortization	(435,504)	(353,766)
Total product rights and related intangibles, net	$831,434	$912,746

The Company’s current product rights and related intangibles have a weighted average useful life of approximately twelve years.  Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, remaining amortization expense on product rights and related intangibles is estimated to be as follows (in thousands):

Period ending December 31,

2005	$82,201
2006	164,402
2007	164,402
2008	53,452
2009	52,491
Thereafter	314,486
Total	$831,434

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30, 2005	December 31, 2004

CODES, face amount of $575 million, due 2003, net of unamortized discount	$573,711	$573,573
Senior unsecured notes, 7.125%, face amount of $14 million, due 2008, net of unamortized discount	14,045	14,036
Other notes payable	38	44
Total long-term debt	$587,794	$587,653

CODES

In March 2003, the Company issued $575 million of CODES.  The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%, excluding changes in fair value of the contingent interest derivative. At June 30, 2005 and at December 31, 2004, the unamortized discount for the CODES was $1.3 million and $1.4 million, respectively.

The CODES are convertible into Watson’s common stock at a conversion price of approximately $40.05 per share (subject to certain adjustments upon certain events such as (i) stock splits or dividends, (ii) material stock distributions or reclassifications, (iii) distribution of stock purchase rights at less than current market rates, or (iv) a distribution of assets or common stock to our shareholders or subsidiaries).  The CODES may be converted, at the option of the holders, prior to maturity under any of the following circumstances:

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

•                  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 30, 2005;

•                  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at June 30, 2005;

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES.  The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum.  This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance Sheets in other long-term liabilities.  The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES.  Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense.  At June 30, 2005 and December 31, 2004 the current value of the embedded derivative was $846,000 and $1,687,000, respectively.

1998 Senior Notes

In May 1998, Watson issued $150 million of its senior unsecured notes (1998 Senior Notes).  The 1998 Senior Notes are due in May 2008 but may be redeemed earlier under certain circumstances.  The Company is required to make interest only payments due semi-annually in May and November.  The effective annual interest rate is 7.2%.  At June 30, 2005 and December 31, 2004, the unamortized discount for the 1998 Senior Notes was $50,000 and $59,000, respectively.

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

Credit Facility

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the Credit Facility) for working capital and other general corporate purposes. Watson’s assets generally are held by, and its operations generally are conducted through, its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  The terms of the Credit Facility require each subsidiary, other than minor subsidiaries, to provide full and unconditional guarantees on a joint and several basis. In order to provide subsidiary guarantees in connection with this Credit Facility, the Company was also required, by the terms of the Indenture for the 1998 Senior Notes, to grant similar subsidiary guarantees in favor of the 1998 Senior Note holders. The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  Watson is subject to certain financial and operational covenants, all of which, as of June 30, 2005, the Company was in compliance.  As of June 30, 2005, the Company had not drawn any funds from the Credit Facility.

NOTE 7 – FINANCIAL INSTRUMENTS

Fair value of financial instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, 1998 Senior Notes, CODES and embedded derivatives related to the issuance of the CODES.  The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities.  The fair values of investments in companies that are publicly traded are based on quoted market prices.  The fair value of investments in privately held companies, or cost-method investments, are based on historical cost, adjusted for any write-down related to impairment.  The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues.  The carrying value of these obligations approximates their fair value.  The fair value of the embedded derivatives related to the CODES is based on a present value technique using discounted expected future cash flows.

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.   See Note 6 for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at June 30, 2005, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Condensed Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Condensed Consolidated Statements of Income.

The carrying value of the Company’s derivative financial instruments, which approximates fair value, decreased $841,000 from $1,687,000 at December 31, 2004 to $846,000 at June 30, 2005.  The change in fair value was recorded as an adjustment to interest expense during the respective period.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Facility and equipment leases

The Company has entered into long-term operating leases for certain facilities and equipment.  The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage.  Total rental expense for operating leases for the six months ended June 30, 2005 and 2004 were $5.5 million and $6.2 million, respectively.

Remaining future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

Period ending December 31,

2005	$4,586
2006	7,127
2007	5,526
2008	3,355
2009	2,604
Thereafter	14,298
Total	$37,496

Employee retirement plans

The Company maintains certain defined contribution retirement plans covering substantially all employees.  The Company contributes to the plans based upon the employee contributions.  The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.  Watson’s contributions to these retirement plans for the three and six months ended June 30, 2005 were $1.6 million and $3.3 million, respectively.  Watson’s contributions to these retirement plans for the three and six months ended June 30, 2004 were $2.4 million and $3.8 million, respectively.

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

Phen-fen litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of August 8, 2005, approximately 50 cases were pending against Watson and its affiliates in numerous state and federal courts.  Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions.  The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi-Aventis) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company.

Cipro® Litigation.  On May 7, 2005, three groups of plaintiffs from the consolidated action (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383), including the direct purchaser plaintiffs, the indirect purchaser plaintiffs, and plaintiffs Rite Aid and CVS, filed Notices of Appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the March 31, 2005 Order by the United States District Court for the Eastern District of New York granting summary judgment in favor of the defendants.

Governmental Reimbursement Investigations and Drug Pricing Litigation. With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, additional actions raising similar allegations were filed in June and July of 2005, including actions by six counties in New York State (County of Columbia v. Abbott Laboratories, Inc., et al., United States District Court for the Northern District of New York, Case No. 05-CV-0867-GLS/RFTl; County of Cortland v. Abbott Laboratories, Inc., et al., United States District Court for the Northern District of New York, Case No. 05-CV-0881-NAM/GJD; County of Dutchess v. Abbott Laboratories, Inc., et al., United States District Court for the Southern District of New York, Case No. 05-CV-06458-ESJ/KNF; Essex County v. Abbott Laboratories, Inc., et al., United States District Court for the Northern District of New York, Case No. 05-CV-0878-TJM/DRH; County of Lewis v. Abbott Laboratories, Inc., et al., United States District Court for the Northern District of New York, Case No. 05-CV-0839-DNH/GHL; and County of Orleans v. Abbott Laboratories, Inc., et al., United States District Court for the Western District of New York, Case No. 05-CV-06371-MAT).  In the Consolidated Action pending in the United States District Court for the District of Massachusetts (In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456, Civil Action No. 01-CV-12257-PBS), on June 15, 2005, a separate consolidated complaint was filed that adds six other New York counties (County of Jefferson, County of Madison, County of Niagra, County of Putnam, County of Steuben, and County of Suffolk) to those that had earlier sued the Company and certain subsidiaries.  On July 20, 2005, an action was filed against the Company and a subsidiary by the Attorney General for the State of Florida (The State of Florida ex rel. Ven-A-Care of the Florida Keys, Inc. et al. v. Mylan Laboratories, Inc. et al., Civil Action No. 98-3032G, Florida Leon County Court).  As of August 8, 2005, in addition to the Consolidated Action pending in the United States District Court for the District of Massachusetts, there were approximately 45 plaintiffs in 40 cases pending against the Company or its subsidiaries and other third parties, including actions by eight State Attorneys General, the City of New York, and 36 counties in New York State. The defendants have removed several of these actions (originally filed in state court) to federal court, and are seeking eventual transfer of these cases into the Consolidated Action.  However, the plaintiffs have filed motions to remand several of the cases back to state court. The Company has been served in several of the actions filed by New York counties. Additional actions are anticipated.  The Company intends to defend these actions vigorously.  However, if successful, these actions could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Securities Litigation.  On May 31, 2005, the appellants in the action pending in the U.S. Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791) filed their reply brief.  The appellate court has not yet scheduled a hearing on the appeal.

Hormone Replacement Therapy Litigation.           With respect to the hormone replacement therapy product liability lawsuits pending against the Company, certain of its subsidiaries, and other third parties, additional actions raising similar allegations have been filed, and some actions have been dismissed.  As of August 8, 2005, there were approximately 90 cases pending against the Company and its affiliates in various state and federal courts, representing claims by approximately 800 plaintiffs.  Many of the cases seek certification as class actions.  These actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Results of Operations

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net Revenues

	Three Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Generic product sales	$312,453	$305,566	$6,887	2.3%
% of product net sales	76%	78%
Brand product sales
Specialty Products	54,710	43,075	11,635	27.0%
Nephrology	46,036	41,435	4,601	11.1%
Total brand product sales	100,746	84,510	16,236	19.2%
% of product net sales	24%	22%
Total product net sales	413,199	390,076	23,123	5.9%
Other	3,067	9,292	(6,225)	-67.0%
Total net revenues	$416,266	$399,368	$16,898	4.2%

Generic Products

Our generic pharmaceutical business develops, manufactures, markets, sells and distributes generic products that are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the brand product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivities no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties.

Sales from our generic segment during the three months ended June 30, 2005 increased 2.3% over sales from the same period of the prior year.   Increased sales of oral contraceptives and bupropion sustained release were partially offset by a decrease in sales of nicotine gum due to the entry of a competitor in that product line in December 2004 and selective price declines in certain other products.

Sales of oral contraceptive products represented 25% and 22% of total generic sales for the three months ended June 30, 2005 and 2004, respectively.  Generic oral contraceptive product sales were lower during the prior year period due to wholesaler destocking.

Brand Products

Our brand pharmaceutical business develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology.

Our Specialty Products product line consists primarily of products for the treatment of urologic disorders.  Our Specialty Product portfolio also includes: (i) anti-hypertensive, psychiatry, pain management and dermatology products, (ii) a genital warts treatment, and (iii) a visual cervical screening device.

Our Nephrology product line consists of products for the treatment of iron deficiency anemia and is generally marketed to nephrologists and dialysis centers.  The major product of the Nephrology group is Ferrlecit®, which is used to treat low iron levels in patients undergoing hemodialysis in conjunction with erythropoietin therapy.

The $16.2 million or 19% increase in sales from our brand segment for the three months ended June 30, 2005, as compared to the same prior year period, was primarily attributable to an increase in sales within our Specialty Products group.  The increase in sales of Specialty Products resulted primarily from the launch of our Trelstar® Depot and Trelstar® LA (collectively “Trelstar®”) products for the palliative treatment of advanced prostate cancer and higher sales of our Oxytrol® product.

Sales from our Nephrology business increased $4.6 million or 11.1% due to an increase in sales of our Ferrlecit® product.  Ferrlecit® represented approximately 79% of sales from our Nephrology business.

Other

Other revenues include revenues earned under research and development agreements, other agreements and royalties.  Revenues recognized from research, development and licensing agreements (including milestone payments) are deferred and recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to the removal of any contingencies for each individual milestone.  We recognize this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

The decrease in other revenues in the three months ended June 30, 2005 was primarily related to the absence of royalty payments from Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi-Aventis) in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets.  Several companies launched competitive products into the ciprofloxacin market during the second half of 2004.

Gross Profit Margin (Gross Margin)

	Three Months Ended June 30,
	2005	2004	Change

Overall Consolidated Gross Margin	49.3%	50.2%	-0.9%

Generic product sales	39.8%	41.3%	-1.5%
Brand product sales	77.1%	76.8%	0.3%
Gross margin on product net sales	48.9%	49.0%	-0.1%

Gross profit increased by $4.6 million to $205.1 million during the three months ended June 30, 2005 from $200.5 million during same period of 2004.  The primary contributors to the gross profit improvement were improved efficiencies and cost reductions.  However, such improvements were offset by price erosion within certain products in our generic segment.

The $6.2 million decrease in other revenues during the three months ended June 30, 2005 was a significant factor in the reduction of our overall consolidated gross margin as compared to the same period of the prior year.

Research and Development Expenses

	Three Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Research and development expenses by segment:
Generic	$21,818	$17,050	$4,768	28.0%
Brand	9,668	25,479	(15,811)	-62.1%
Total research and development expenses	$31,486	$42,529	$(11,043)	-26.0%
as % of net revenues	7.6%	10.6%

Research and development expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.

Generic research and development expenses increased during the three months ended June 30, 2005, as compared to the same period of the prior year, due to an increase in the number of generic products being developed in conjunction with our development partners. Our Abbreviated New Drug Application (ANDA) count at June 30, 2005 was 40, which is up from the 33 ANDAs, on file as of December 31, 2004.

Brand research and development expenses for 2004 included a $10 million milestone payment to Kissei Pharmaceutical Co., Ltd., related to silodosin, Watson’s investigational drug to treat the signs and symptoms of Benign Prostatic Hyperplasia (BPH).   In addition, research and development expenses within our brand segment decreased due to the timing of the commencement of development programs and clinical studies.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Selling and marketing expenses by segment:
Generic	$11,688	$11,156	$532	4.8%
Brand	30,532	42,066	(11,534)	-27.4%
Total segment selling and marketing expenses	42,220	53,222	(11,002)	-20.7%
Corporate general and administrative	25,905	25,947	(42)	-0.2%
Total selling, general and administrative expenses	$68,125	$79,169	$(11,044)	-13.9%
as % of net revenues	16.4%	19.8%

Selling, general and administrative expenses consist mainly of personnel costs, facilities costs, insurance, depreciation, distribution costs and professional services costs.

Brand segment selling and marketing expenses decreased during the three months ended June 30, 2005 as compared to the same period of the prior year due to cost reductions realized from the termination of a contract sales force agreement during the third quarter of 2004.

Amortization

	Three Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Amortization	$41,101	$17,983	$23,118	128.6%
as % of net revenues	9.9%	4.5%

The Company’s amortizable assets consist primarily of acquired product rights.  The increase in amortization during the three months ended June 30, 2005 as compared to the same period of the prior year is primarily due to the acceleration of the amortization of the Ferrlecit® product rights.

Equity in Losses of Joint Ventures

	Three Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Equity in losses of joint ventures	$(578)	$(1,700)	$1,122	-66.0%
as % of net revenues	-0.1%	-0.4%

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.  The loss recorded during the three months ended June 30, 2005 and 2004 represents our equity in losses incurred by Somerset Pharmaceuticals, Inc. (Somerset), our joint venture with Mylan Laboratories, Inc., due to expenses associated with ongoing trials, operational costs and the remaining U.S. Food and Drug Administration (FDA) requirements relating to Emsam™, a selegeline patch for the treatment of depression.

Loss on Early Extinguishment of Debt

	Three Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Loss on early extinguishment of debt	$—	$3,746	$(3,746)	-100.0%
as % of net revenues	0.0%	0.9%

In May 2004, we acquired $34.3 million of our 1998 Senior Notes in an open market transaction.  As a result of the repurchase, we incurred charges of $3.7 million related to fees, expenses, and the premium paid.

Interest Expense

	Three Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Interest expense - convertible contingent senior debentures due 2003 (CODES)	$3,151	$3,928	$(777)	(19.8)%
Interest expense - Senior unsecured notes issued in May 1998 (1998 Senior Notes)	255	586	(331)	(56.5)%
Interest and fees on credit facility	125	425	(300)	(70.6)%
Change in derivative value	(272)	(2,929)	2,657	(90.7)%
Interest expense - other	365	22	343	1559.1%
Total interest expense before capitalized interest	3,624	2,032	1,592	78.3%
Capitalized interest	—	(385)	385	(100.0)%
Interest expense	$3,624	$1,647	$1,977	120.0%
as % of net revenues	0.9%	0.4%

Interest expense increased for the three month period ended June 30, 2005 over the three month period ended June 30, 2004 due to a lower downward adjustment to the fair value of the derivative in the period (as described in Note 7 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net Revenues

	Six Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Generic products	$605,616	$611,588	$(5,972)	-1.0%
% of product net sales	75%	78%
Brand products
Specialty Products	118,173	87,500	30,673	35.1%
Nephrology	87,099	85,386	1,713	2.0%
Total brand products	205,272	172,886	32,386	18.7%
% of product net sales	25%	22%

Total product net sales	810,888	784,474	26,414	3.4%
Other	6,206	24,552	(18,346)	-74.7%
Total net revenues	$817,094	$809,026	$8,068	1.0%

Generic Products

The $6.0 million or 1.0% decrease in sales from our generic segment for the six months ended June 30, 2005 was primarily due to price reductions on select generic products, particularly nicotine gum as a competitor launched a nicotine gum product in December 2004.  The effect of price reductions was partially offset by higher sales of our oral contraceptive products.  Sales of oral contraceptive products represented 26% and 23% of total generic sales for the six months ended June 30, 2005 and 2004, respectively.

For the remainder of 2005, sales of generic pharmaceutical products are expected to increase slightly.

Brand Products

The $32.4 million or 19% increase in sales from our brand segment for the six months ended June 30, 2005, as compared to the same prior year period, was primarily attributable to an increase in sales within our Specialty Products group.  The change in sales of Specialty Products resulted primarily from the following:

1.              The launch of our Trelstar® products in the current year period; and

2.              Lower prior year period sales levels for Oxytrol® and Androderm® due to wholesaler destocking.

Sales from our Nephrology business increased $1.7 million or 2% due to an increase in sales of our Ferrlecit® product.  Ferrlecit® represented approximately 81% of sales from our Nephrology business for the six months ended June 30, 2005.

Sales of brand pharmaceutical products are expected to total approximately $400 million for the year ended December 31, 2005.

Other

The decrease in other revenues in the six months ended June 30, 2005 was primarily related to the absence of royalty payments from Aventis in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets.  Several companies launched competitive products into the ciprofloxacin market during the second half of 2004.

Gross Profit Margin (Gross Margin)

	Six Months Ended June 30,
	2005	2004	Change

Overall Consolidated Gross Margin	48.8%	51.1%	-2.3%

Generic product sales	38.7%	41.4%	-2.7%
Brand product sales	77.2%	78.5%	-1.3%
Gross margin on product net sales	48.4%	49.6%	-1.2%

The decrease in gross margin from our generic segment for the six months ended June 30, 2005 was primarily due to price reductions on certain generic products (particularly nicotine gum).

Gross margin from our brand segment decreased as we reduced production levels at certain manufacturing facilities resulting in higher unit overhead costs during the first six months of 2005 as compared to the same period of the prior year.

The $18.3 million decrease in other revenues during the six months ended June 30, 2005 was a significant factor in the reduction of our overall consolidated gross margin as compared to the same period of the prior year.

Overall gross margins are expected to be between 48.5% and 50% for the remainder of 2005.

Research and Development Expenses

	Six Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Research and development expenses by segment:
Generic	$40,962	$34,960	$6,002	17.2%
Brand	19,362	37,250	(17,888)	-48.0%
Total research and development expenses	$60,324	$72,210	$(11,886)	-16.5%
as % of net revenues	7.4%	8.9%

Research and development expenses within our generic segment increased during the six months ended June 30, 2005, as compared to the same period of the prior year, due to an increase in the number of generic products being developed in conjunction with our development partners.

During the six months ended June 30, 2004, research and development expenses within our brand segment included a $10 million milestone payment to Kissei Pharmaceutical Co., Ltd., related to silodosin.   In addition, research and development expenses within our brand segment decreased due to the timing of the commencement of development programs and clinical studies.

We expect research and development spending to be in the range of 7.5% to 8% of revenues for 2005 due in part to costs associated with the Phase III studies currently underway on the silodosin product for BPH in the current year period.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Selling and marketing expenses by segment:
Generic	$22,948	$20,449	$2,499	12.2%
Brand	58,000	84,668	(26,668)	-31.5%
Total segment selling and marketing expenses	80,948	105,117	(24,169)	-23.0%
Corporate general and administrative	50,828	51,463	(635)	-1.2%
Total selling, general and administrative expenses	$131,776	$156,580	$(24,804)	-15.8%
as % of net revenues	16.1%	19.4%

Brand segment selling and marketing expenses decreased during the six months ended June 30, 2005 as compared to the same period of the prior year due to cost reductions realized from the termination of a contract sales force agreement during the third quarter of 2004.

We expect our selling, general and administrative expenses to range from 16.5% to 17% of net revenues for 2005.

Amortization

	Six Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Amortization	$81,739	$35,915	$45,824	127.6%
as % of net revenues	10.0%	4.4%

The increase in amortization in the first half of 2005 was primarily due to the acceleration of the amortization of our product rights associated with Ferrlecit®.

Equity in Losses of Joint Ventures

	Six Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Equity in losses of joint ventures	$(158)	$(3,279)	$3,121	-95.2%
as % of net revenues	0.0%	-0.4%

The loss recorded during the six months ended June 30, 2005 and 2004 represents our equity in losses incurred by Somerset, our joint venture with Mylan Laboratories, Inc., due to expenses associated with ongoing trials, operational costs and the remaining FDA requirements relating to Emsam™, a selegeline patch for the treatment of depression.

Gain on Sale of Securities

	Six Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Gain on sale of securities	$—	$3,938	$(3,938)	-100.0%
as % of net revenues	0.0%	1.0%

The 2004 gain on sale of securities resulted from the sale of a portion of our investment in the common stock of Andrx Corporation (Andrx).  For the six months ended June 30, 2004, we sold a total of 150,000 shares of Andrx common stock for proceeds of $4.3 million.  We did not sell any securities during the six months ended June 30, 2005.  At June 30, 2005, we held approximately 607,000 shares of Andrx common stock at a fair value of $12.3 million with a gross unrealized holding gain of $10.8 million.

Loss on Early Extinguishment of Debt

	Six Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Loss on early extinguishment of debt	$—	$17,752	$(17,752)	-100.0%
as % of net revenues	0.0%	2.2%

During the first half of 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, representing a 12% premium over each note’s face value.  As a result of the repurchase, we incurred $14.0 million and $3.7 million in charges related to fees, expenses, unamortized discount, and the premiums paid in the first and second quarters of 2004, respectively (as described in Note 7).

Interest Expense

	Six Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%

Interest expense - CODES	$6,302	$7,080	$(778)	(11.0)%
Interest expense - 1998 Senior Notes	511	2,495	(1,984)	(79.5)%
Interest and fees on credit facility	541	843	(302)	(35.8)%
Change in derivative value	(841)	(3,154)	2,313	(73.3)%
Interest expense - other	401	30	371	1236.7%
Total interest expense before capitalized interest	6,914	7,294	(380)	(5.2)%
Capitalized interest	—	(1,904)	1,904	(100.0)%
Total interest expense	$6,914	$5,390	$1,524	28.3%
as % of net revenues	0.8%	0.7%

Interest expense increased as a result of a lower downward adjustment to the fair value of the derivative (as described in Note 7 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report) and because there was no capitalization of interest expense during the six months ended June 30, 2005.   These factors were partially offset by a reduction in interest on our 1998 Senior Notes.  We repurchased a portion of our 1998 Senior Notes in February and in May of 2004.

Segment Contribution

	Six Months Ended June 30,		Change
($ in thousands):	2005	2004	Dollars	%
Segment contribution
Generic	$172,610	$213,965	$(41,355)	-19.3%
Brand	85,049	22,399	62,650	279.7%
	$257,659	$236,364	$21,295	9.0%
as % of net revenues	31.5%	29.2%

Generic segment contribution decreased for the six months ended June 30, 2005, as compared to the same period of the prior year, primarily due to:

1.              Reduced levels of other revenue;

2.              A reduction in gross margins due to price reductions on certain generic products; and

3.              An increase in research and development expenses due to an increase in the number of generic products being developed in the period.

Brand segment contribution increased during the six months ended June 30, 2005, as compared to the same period of the prior year, primarily due to:

1.              An increase in sales of certain Specialty Products including Trelstar®, Oxytrol® and Androderm®;

2.              A reduction in research and development expenses as the prior year period included a $10 million milestone payment related to silodosin; and

3.              A reduction in sales and marketing expenses due to the termination of a contract sales force agreement in the third quarter of 2004.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Cash from Operations

Watson’s primary source of liquidity is cash from operations.  Net working capital at June 30, 2005 was $1.08 billion compared to $1.11 billion at December 31, 2004 and $968.5 million at June 30, 2004.

We expect that 2005 cash flows from operating activities will continue to exceed net income.  In addition, management expects that 2005 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs.

Summarized cash flow information is as follows:

	Six months ended June 30,
($ in thousands):	2005	2004

Net cash provided by operating activities	$178,944	$96,546

Net cash provided by operating activities increased during the six month period ended June 30, 2005, as compared to the same period of the prior year, due primarily to a larger decrease in inventory balances in 2005 and the timing of tax payments in 2004.

 Net cash provided by operating activities is expected to exceed $320 million in 2005.

Changes in Working Capital

Working capital at June 30, 2005 and December 31, 2004 is summarized as follows:

($ in thousands):	June 30, 2005	December 31, 2004	Increase (Decrease)

Current Assets:
Cash and cash equivalents	$488,735	$298,653	$190,082
Marketable securities	161,049	381,679	(220,630)
Accounts receivable, net of allowances	271,258	251,459	19,799
Inventories	289,308	321,299	(31,991)
Other	110,723	117,096	(6,373)
Total current assets	1,321,073	1,370,186	(49,113)
Current liabilities:
Accounts payable and accrued expenses	186,808	192,701	(5,893)
Other	53,334	62,928	(9,594)
Total current liabilities	240,142	255,629	(15,487)

Working Capital	$1,080,931	$1,114,557	$(33,626)

Current Ratio	5.50	5.36

Our investments in auction rate securities were liquidated in May 2005 and approximately $50 million in U.S. Treasury securities matured in June 2005.  Proceeds were deposited in cash and cash equivalents.

Capital Expenditures

Our capital expenditures are summarized as follows:

	Six months ended June 30,
($ in thousands):	2005	2004

Additions to property and equipment	$38,103	$43,094

A significant portion of Watson’s capital expenditures for the first half of 2005 were incurred to construct our distribution facility in Gurnee, Illinois.  The facility was constructed to enhance our distribution capabilities and was placed in service in the third quarter of this year. Other capital expenditures included costs to support the manufacture of transdermal products in Salt Lake City, and various additions to machinery and equipment at various Watson locations.  The approximate total for capital expenditures for 2005 are estimated to be between $75 and $100 million.

Debt and Borrowing Capacity

Our debt at June 30, 2005 and December 31, 2004 is summarized as follows:

($ in thousands):	June 30, 2005	December 31, 2004	Increase (Decrease)

Long-term debt	$587,794	$587,653	$141
Debt to capital ratio	21.5%	20.8%

In March 2003, we issued $575 million of convertible contingent senior debentures due in 2023 (CODES).  As of June 30, 2005, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%, excluding changes in the related derivative.

Between February and May 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, or a 12% premium over each note’s face value.  We recorded charges of $17.8 million in 2004, related to fees, expenses, unamortized discount, and premiums paid.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the Credit Facility) for working capital and other general corporate purposes.  As of June 30, 2005, the total $300 million under the Credit Facility was available to us. Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  We are subject to, and, as of June 30, 2005, were in full compliance with financial and operation covenants under the terms of the Credit Facility.  The agreement includes the following financial covenants:

•                  maintenance of a minimum net worth, as defined in the Credit Facility, of at least $1.66 billion at June 30, 2005 (the sum of $1.44 billion plus an amount equal to the sum of 50% of net income for each fiscal quarter after December 31, 2002);

•                  maintenance of a maximum leverage ratio not greater than 2.25 to 1.0; and

•                  maintenance of a minimum interest coverage ratio of at least 7.0 to 1.0.

At June 30, 2005, our net worth was $2.2 billion and our leverage ratio was 1.33 to 1.0.   Our interest coverage ratio for the three months ended June 30, 2005 was 30 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of June 30, 2005.  Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.  Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in this table (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term and other debt	$589,149	$6	$14,132	$11	$575,000
Liabilities incurred for acquisitions of products and businesses	4,148	2,074	2,074	—	—
Operating lease obligations	37,496	8,149	13,746	3,465	12,136
Total contractual cash obligations	$630,793	$10,229	$29,952	$3,476	$587,136

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

We have repurchased approximately 6.0 million shares of our common stock at an aggregate cost of approximately $182.6 million under the Company’s $300.0 million stock repurchase program approved by the Board of Directors (Board) on February 10, 2005.  As of June 30, 2005, the Company had approximately $117.4 million available for future repurchases of its common stock under this Board authorization.  This program provides for purchases to be made in the open market or in privately negotiated transactions through February 2006.  The stock repurchase program is not expected to affect our compliance with our debt covenants.  Based on current stock prices, completion of the stock repurchase plan would not materially impact the Company’s liquidity.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In April 2005, the Securities and Exchange Commission (SEC) announced an amendment to Regulation S-X to amend the date for compliance with FAS 123R.  The amendment requires each registrant that is not a small business issuer to adopt FAS 123R in the first fiscal year commencing after June 15, 2005.  The Company is required to adopt SFAS 123R beginning January 1, 2006.  Adoption of FAS 123R will have a significant impact on our consolidated financial statements, as we will be required to expense the fair value of our employee stock option and employee stock purchase plan (ESPP) grants rather than disclose the pro forma impact on our consolidated net income within the footnotes to our consolidated financial statements, as is our current practice.

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

During 2004, we increased our planned expenditures for the development and marketing of our brand business.  During 2005 and thereafter, we may further increase the amounts we expend for our brand business segment.  For example, we plan to initiate Phase III clinical studies in the second half of 2005 on our next generation Oxytrol® product and initiated clinical trials on our silodosin product for treatment of BPH in late May of 2005.  We cannot be sure these business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Our gross profit may fluctuate from period to period depending upon our product sales mix, our product pricing, and our costs to manufacture or purchase products.

Our future results of operations, financial condition and cash flows depend to a significant extent upon our brand and generic product sales mix.  Our sales of brand products tend to create higher gross margins than our sales of generic products.  As a result, our sales mix (the proportion of total sales between brand products and generic products) will significantly impact our gross profit from period to period.  During the three months ended June 30, 2005, sales of our brand products and generic products accounted for approximately 24% and 76%, respectively, of our net product sales.  During that same period, brand products and generic products contributed approximately 38% and 62%, respectively, to our gross profits.  Factors that may cause our sales mix to vary include:

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

Certain of our competitors have recently challenged our ability to distribute generic alternatives of certain brand products (sometimes called “Authorized Generics”) during the competitors’ 180 day period of ANDA exclusivity under the Hatch-Waxman Act.  Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product.  Some of our competitors have challenged the propriety of these arrangements by filing Citizen’s Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention.  To date, these efforts have been unsuccessful, but remain unresolved.  The FDA and courts that have considered the subject to date have ruled that there is no prohibition in the Federal Food, Drug and Cosmetic Act against distributing authorized generic versions of a brand drug.  However, if our competitors’ attempts to restrict such arrangements are successful, or if distribution of authorized generic versions of brand drugs is otherwise restricted or found unlawful, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Many government and third-party payors, including Medicare, Medicaid, Health Maintenance Organizations (HMOs) and Managed Care Organizations (MCOs), reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price, or AWP.  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP’s have led to excessive payments for prescription drugs.  For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP of certain products, and other improper acts, in order to increase prices and market shares. We have also received notices or subpoenas from the attorneys general of various states, including Florida, Nevada, New York, California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel.  For example, although we have other senior management personnel, a significant loss of the services of Allen Chao, Ph.D., our Chairman, President and Chief Executive Officer, or other senior executive officers, could cause our business to suffer.  We cannot assure you that we will be able to attract and retain key personnel.  We have entered into employment agreements with all of our senior executive officers, including Dr. Chao.  We do not carry key-man life insurance on any of our officers.

Rising insurance costs could negatively impact profitability.

The cost of insurance, including workers compensation, product liability and general liability insurance, have risen significantly in recent years and may increase.  In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs.  These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

Implementation of enterprise resource planning systems could cause business interruptions and negatively affect our profitability and cash flows.

During 2004, we implemented an enterprise resource planning (ERP) system to improve customer service, enhance operating efficiencies, and provide more effective management of business operations.  From time to time, we may implement new ERP systems and software, or upgrades to existing systems and software, to further enhance our operations.  Implementation of ERP systems and software carry risks such as cost overruns, project delays and business interruptions and delays.  If we experience a material business interruption as a result of such implementations, it could adversely affect us, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired product rights and goodwill.  As of June 30, 2005, the carrying value of our product rights and other intangible assets was approximately $830 million and the carrying value of our goodwill was approximately $460 million.

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

Investment Risk

As of June 30, 2005, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $39.8 million.  Of this amount, we had equity-method investments of $3.4 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $14.8 million ($12.3 million that was included in “Marketable securities” and $2.5 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at June 30, 2005, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $3.7 million, $5.9 million and $7.4 million, respectively.

At June 30, 2005, our investment in Andrx consisted of approximately 607,000 shares of Andrx common stock with a fair market value of $12.3 million.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.   The market price of Andrx common shares has been, and may continue to be volatile.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2005 and 2004 and further reflects the volatility of the stock price:

	High	Low
2005, by quarter
First	$24.47	$20.55
Second	$23.38	$19.15

2004, by quarter
First	$30.87	$23.55
Second	$29.35	$22.24
Third	$28.10	$16.95
Fourth	$23.63	$14.09

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

During 2004, we acquired a significant amount of U.S. Treasury securities classified as available-for-sale securities, with no security having a maturity in excess of two years.  These securities are exposed to interest rate fluctuations.  Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.  Our investments in auction rate securities were liquidated during the second quarter of 2005.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our 1998 Senior Notes approximated their carrying values on June 30, 2005.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Phen-fen litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of August 8, 2005, approximately 50 cases were pending against Watson and its affiliates in numerous state and federal courts.  Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions.  The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (Aventis, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi-Aventis) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company.

Cipro® Litigation.  On May 7, 2005, three groups of plaintiffs from the consolidated action (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383), including the direct purchaser plaintiffs, the indirect purchaser plaintiffs, and plaintiffs Rite Aid and CVS, filed Notices of Appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the March 31, 2005 Order by the United States District Court for the Eastern District of New York granting summary judgment in favor of the defendants.

Governmental Reimbursement Investigations and Drug Pricing Litigation.  With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, additional actions raising similar allegations were filed in June and July of 2005, including actions by six counties in New York State (County of Columbia v. Abbott Laboratories, Inc., et al., United States District Court for the Northern District of New York, Case No. 05-CV-0867-GLS/RFTl; County of Cortland v. Abbott Laboratories, Inc.,
et al., United States District Court for the Northern District of New York, Case No. 05-CV-0881-NAM/GJD; County of Dutchess v. Abbott Laboratories, Inc., et al., United States District Court for the Southern District of New York, Case No. 05-CV-06458-ESJ/KNF; Essex County v. Abbott Laboratories, Inc., et al., United States District Court for the Northern District of New York, Case No. 05-CV-0878-TJM/DRH; County of Lewis v. Abbott Laboratories, Inc., et al., United States District Court for the Northern District of New York, Case No. 05-CV-0839-DNH/GHL; and County of Orleans v. Abbott Laboratories, Inc., et al., United States District Court for the Western District of New York, Case No. 05-CV-06371-MAT).  In the Consolidated Action pending in the United States District Court for the District of Massachusetts (In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456, Civil Action No. 01-CV-12257-PBS), on June 15, 2005, a separate consolidated complaint was filed that adds six other New York counties (County of Jefferson, County of Madison, County of Niagra, County of Putnam, County of Steuben, and County of Suffolk) to those that had earlier sued the Company and certain subsidiaries.  On July 20, 2005, an action was filed against the Company and a subsidiary by the Attorney General for the State of Florida (The State of Florida ex rel. Ven-A-Care of the Florida Keys, Inc. et al. v. Mylan Laboratories, Inc. et al., Civil Action No. 98-3032G, Florida Leon County Court).  As of August 8, 2005, in addition to the Consolidated Action pending in the United States District Court for the District of Massachusetts, there were approximately 45 plaintiffs in 40 cases pending against the Company or its subsidiaries and other third parties, including actions by eight State Attorneys General, the City of New York, and 36 counties in New York State. The defendants have removed several of these actions (originally filed in state court) to federal court, and are seeking eventual transfer of these cases into the Consolidated Action.  However, the plaintiffs have filed motions to remand several of the cases back to state court. The Company has been served in several of the actions filed by New York counties. Additional actions are anticipated.  The Company intends to defend these actions vigorously.  However, if successful, these actions could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Securities Litigation.  On May 31, 2005, the appellants in the action pending in the U.S. Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791) filed their reply brief.  The appellate court has not yet scheduled a hearing on the appeal.

Hormone Replacement Therapy Litigation.  With respect to the hormone replacement therapy product liability lawsuits pending against the Company, certain of its subsidiaries, and other third parties, additional actions raising similar allegations have been filed, and some actions have been dismissed.  As of August 8, 2005, there were approximately 90 cases pending against the Company and its affiliates in various state and federal courts, representing claims by approximately 800 plaintiffs.  Many of the cases seek certification as class actions.  These actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of common stock during the second quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except average price paid per share)

April 1, 2005 through April 30, 2005	—	N/A	—	$230,922

May 1, 2005 through May 31, 2005	2,769	$29.97	2,769	$147,958

June 1, 2005 through June 30, 2005	1,000	$30.54	1,000	$117,415
Total	3,769		3,769

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

As of June 30, 2005, the Company had approximately $117.4 million available for future repurchases of its common stock under this $300.0 million Board authorization.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 13, 2005, the following proposals were set before the stockholders for their vote:

Proposal 1.            To elect three persons as Class I Directors to a three-year term and until their successors are duly elected and qualified.

	Michael J. Fedida	Albert F. Hummel	Catherine M. Klema
Votes “For”	93,215,298	94,032,747	94,440,221
Votes to “Withhold Authority”	4,180,451	3,363,002	2,955,528

The terms of the following directors continued after the annual meeting:

Class II	Expiration of Term
Ronald R. Taylor	2006
Andrew L. Turner	2006
Jack Michaelson	2006

Class III
Allen Chao, Ph.D	2007
Michel J. Feldman	2007
Fred G. Weiss	2007

Proposal 2.            To approve an Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc., which provides for the grant of certain additional types of awards to eligible employees, consultants and directors.

Votes “For”— 61,779,184 shares

Votes “Against”— 16,423,037 shares

Votes “Abstained”— 701,566 shares

Proposal 3.            To ratify of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2005:

Votes “For”— 95,439,088 shares

Votes “Against”— 1,333,294 shares

Votes “Abstained”— 619,768 shares

Broker “Non-Vote”— 7,200 shares

ITEM 6.  EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 49.

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
R. Todd Joyce
Vice President – Corporate Controller and
Treasurer
(Principal Accounting Officer)

Date:  August 9, 2005

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2005

Exhibit No.	Description

10.1	Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc.

10.2	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Restricted Stock Award.

10.3	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Option Grant.

10.4	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature page for an Employee Restricted Stock Award.

10.5	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Stock Option Award.

10.6	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice President and Above Stock Option Award.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.