Form 10-Q
period 2005-09-30
WATSON PHARMACEUTICALS INC
filed 2005-11-08
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s only class of common stock as of November 3, 2005 was approximately 110,815,000.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

Part II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$472,224	$298,653
Marketable securities	162,368	381,679
Accounts receivable, net	290,648	251,459
Inventories	271,745	321,299
Prepaid expenses and other current assets	21,193	26,894
Deferred tax assets	89,602	90,202
Total current assets	1,307,780	1,370,186

Property and equipment, net	443,206	427,377
Investments and other assets	42,507	47,499
Deferred tax assets	30,780	30,280
Product rights and other intangibles, net	790,448	912,746
Goodwill	455,595	455,595
Total assets	$3,070,316	$3,243,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$194,407	$192,701
Income taxes payable	46,407	57,851
Deferred revenue	5,721	5,077
Total current liabilities	246,535	255,629

Long-term debt	587,864	587,653
Deferred revenue	16,636	11,557
Other long-term liabilities	4,748	4,736
Deferred tax liabilities	127,379	140,959
Total liabilities	983,162	1,000,534

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	366	362
Additional paid-in capital	919,859	880,202
Unearned compensation	(10,009)	—
Retained earnings	1,472,438	1,353,047
Accumulated other comprehensive income	4,500	9,538
Treasury stock, at cost	(300,000)	—
Total stockholders’ equity	2,087,154	2,243,149
Total liabilities and stockholders’ equity	$3,070,316	$3,243,683

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net revenues	$410,296	$408,018	$1,227,390	$1,217,044
Cost of sales	210,809	202,508	628,972	597,843
Gross profit	199,487	205,510	598,418	619,201

Operating expenses:
Research and development	29,840	34,261	90,164	106,471
Selling, general and administrative	65,175	80,578	196,951	237,158
Amortization	41,100	18,040	122,839	53,955
Loss on impairment of product rights	—	46,100	—	46,100
Total operating expenses	136,115	178,979	409,954	443,684
Operating income	63,372	26,531	188,464	175,517

Other (expense) income:
Equity in losses of joint ventures	(284)	(810)	(442)	(4,089)
Loss on impairment of investments and other assets	—	(4,794)	—	(5,685)
Gain on sales of securities	—	1,799	—	5,737
Loss on early extinguishment of debt	—	—	—	(17,752)
Interest income	4,928	1,504	13,580	3,726
Interest expense	(4,690)	(3,681)	(11,604)	(9,071)
Other (expense) income	(450)	2,327	(489)	1,987
Total other (expense) income, net	(496)	(3,655)	1,045	(25,147)

Income before income taxes	62,876	22,876	189,509	150,370
Provision for income taxes	23,264	8,235	70,118	54,143
Net income	$39,612	$14,641	$119,391	$96,227

Earnings per share (as restated per Note 1):
Basic	$0.38	$0.13	$1.12	$0.88
Diluted	$0.36	$0.13	$1.03	$0.81

Weighted average shares outstanding (as restated per Note 1):
Basic	102,966	109,442	106,131	109,041
Diluted	118,158	124,096	121,156	124,619

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,391	$96,227
Reconciliation to net cash provided by operating activities:
Depreciation	30,857	24,357
Amortization	122,839	53,955
Restricted stock and stock option compensation	1,175	—
Deferred income tax (benefit) provision	(10,746)	7,305
Equity in losses of joint ventures	442	4,089
Gain on sales of securities	—	(5,737)
Loss on early extinguishment of debt	—	17,752
Loss (gain) on sale of fixed assets	1,607	(2,383)
Loss on impairment of investments and other assets	—	51,785
Tax benefits from employee stock plans	3,111	6,070
Mark to market on derivative	12	(3,826)
Other	(2,389)	(1,296)
Changes in assets and liabilities:
Accounts receivable, net	(39,189)	(18,928)
Inventories	49,554	53,246
Prepaid expenses and other current assets	5,701	9,267
Accounts payable and accrued expenses	1,706	(35,685)
Deferred revenue	5,723	(2,993)
Income taxes payable	(11,444)	(49,492)
Other assets	1,131	2,305
Total adjustments	160,090	109,791
Net cash provided by operating activities	279,481	206,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(48,293)	(59,033)
Acquisitions of product rights	(541)	(7,349)
Additions to long-term investments	(1,500)	(10,590)
Additions to marketable securities	(3,809)	—
Proceeds from sales of marketable securities	220,083	28,753
Distribution from joint venture	2,791	—
Proceeds from sale of property and equipment	—	23,809
Proceeds from sale of Halsey note receivable	—	5,381
Other investing activities, net	—	2,009
Net cash provided by (used in) investing activities	168,731	(17,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to repurchase 1998 Senior Notes	—	(135,905)
Premium paid on 1998 Senior Notes repurchase	—	(17,072)
Repurchase of common stock	(300,000)	—
Principal payments on acquisition liabilities	(7)	(7)
Proceeds from stock plans	25,366	26,210
Net cash used in financing activities	(274,641)	(126,774)
Net increase in cash and cash equivalents	173,571	62,224
Cash and cash equivalents at beginning of period	298,653	318,043
Cash and cash equivalents at end of period	$472,224	$380,267

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Watson Pharmaceuticals, Inc. (“Watson”, “the Company”, “we”, “us” or “our”) is primarily engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products.  Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals.  Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company.  Watson operates manufacturing, distribution, research and development and administrative facilities primarily in the United States of America (“U.S.”).

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying Condensed Consolidated Financial Statements.  The year end balance sheet was derived from the audited financial statements.  The accompanying interim Condensed Consolidated Financial Statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to fairly state Watson’s consolidated financial position, results of operations and cash flows for the periods presented.  Unless otherwise noted, all such adjustments are of a normal, recurring nature. Certain reclassifications, none of which affected net income or retained earnings, have been made to prior period amounts to conform to current period presentation.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods or for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$39,612	$14,641	$119,391	$96,227
Other comprehensive loss:
Unrealized holding loss on securities	(2,704)	(3,242)	(7,997)	(4,026)
Less related income taxes	985	1,167	2,959	1,449
Total unrealized loss on securities, net	(1,719)	(2,075)	(5,038)	(2,577)

Reclassification for losses included in net income	—	(527)	—	(1,619)
Less related income taxes	—	189	—	583
Total reclassification, net	—	(338)	—	(1,036)
Total other comprehensive loss	(1,719)	(2,413)	(5,038)	(3,613)
Total comprehensive income	$37,893	$12,228	$114,353	$92,614

Preferred and Common Stock

As of September 30, 2005 and December 31, 2004 there were 2,500,000 shares of preferred stock authorized, with none issued.  As of September 30, 2005 and December 31, 2004, there were 500,000,000 shares of common stock authorized, with 111,085,400 and 109,719,900 shares issued, respectively.  Of the issued shares, 9,399,800 and 0 shares were held as treasury shares as of September 30, 2005 and December 31, 2004, respectively.

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period.  Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the $575 million convertible contingent senior debentures (“CODES”), and shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options.  Other potential common share equivalents have been excluded where their inclusion would be antidilutive.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF No. 04-8”), the Company is required to add approximately 14.4 million shares associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted earnings per share for all periods in which the securities were outstanding.  Prior period comparatives have been restated to conform to the requirements of EITF No. 04-8. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Earnings per share - basic
Net income	$39,612	$14,641	$119,391	$96,227

Basic weighted average common shares outstanding	102,966	109,442	106,131	109,041

Earnings per share - basic	$0.38	$0.13	$1.12	$0.88

Earnings per share - assuming dilution
Net income	$39,612	$14,641	$119,391	$96,227
Add: Interest expense on CODES, net of tax	2,523	1,840	5,963	4,352
Net income, adjusted	$42,135	$16,481	$125,354	$100,579

Basic weighted average common shares outstanding	102,966	109,442	106,131	109,041
Effect of dilutive securities:
Conversion of CODES	14,357	14,357	14,357	14,357
Dilutive stock options	835	297	668	1,221
Diluted weighted average common shares outstanding	118,158	124,096	121,156	124,619

Earnings per share - diluted	$0.36	$0.13	$1.03	$0.81

Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares for the periods reported.  For each of the three month periods ended September 30, 2005 and 2004, stock options to purchase 6.2 million and 11.3 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.  For the nine month periods ended September 30, 2005 and 2004, stock options to purchase 6.3 million and 6.8 million common shares, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were antidilutive.

Stock-based compensation

The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued

to Employees” (“APB 25”) and related interpretations.  No stock-based employee compensation expense has been recognized for the options in the accompanying condensed consolidated statements of income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has elected to use the intrinsic value method under APB 25 as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), subsequently amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) to account for stock options issued to its employees.  The Company makes pro forma fair value disclosures as required by SFAS 123 which reflect the impact on net income and earnings per share had the Company applied the fair value method of accounting for its stock-based compensation awards.  The Company estimates the fair value of its stock-based awards using the Black-Scholes option pricing model.  The pro forma effects on net income and earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$39,612	$14,641	$119,391	$96,227
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	358	—	358	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,950)	(1,229)	(8,917)	(9,820)
Pro forma net income	37,020	13,412	110,832	86,407
Add: Interest expense on CODES	2,523	1,840	5,963	4,352
Pro forma net income, as adjusted	$39,543	$15,252	$116,795	$90,759

Earnings per share:
Basic - as reported	$0.38	$0.13	$1.12	$0.88
Basic - pro forma	$0.36	$0.12	$1.04	$0.79

Diluted - as reported	$0.36	$0.13	$1.03	$0.81
Diluted - pro forma	$0.34	$0.12	$0.96	$0.73

The weighted average fair values of the employee stock options and employee stock purchase plan (“ESPP”) have been estimated on the date of each grant using the Black-Scholes option pricing model. Weighted averages are used because of varying assumed exercise dates.  The following weighted average assumptions were used for stock options granted during the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Dividend yield	None	None	None	None
Expected volatility	22%	35%	23%	33%
Risk-free interest rate	4.18%	3.84%	4.15%	3.78%
Expected term in years	4.8	5.4	5.0	5.4

Weighted average fair value per share at grant date	$9.56	$10.40	$9.25	$11.35

The following weighted average assumptions were used for the ESPP during the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Dividend yield	None	None	None	None
Expected volatility	22%	35%	24%	36%
Risk-free interest rate	3.80%	3.84%	3.90%	3.82%
Expected term	6 months	6 months	6 months	6 months

Weighted average fair value per share at grant date	$6.45	$6.84	$6.87	$8.69

Stock Awards

We implemented certain changes in employee and non-employee director (the “Participants”) share-based compensation during the second quarter of 2005 to help us strengthen our ability to attract, retain and motivate our Participants, and to better align Participant interests with those of our shareholders. Certain Participants are now granted restricted stock awards as well as stock options. The stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options that give Participants the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain restrictions.  On June 29, 2005, approximately 38,000 restricted stock awards with a weighted-average fair value of $29.97 per share were granted to certain non-employee directors and the Company’s Chief Executive Officer.  During the three months ended September 30, 2005 approximately 268,000 restricted stock awards with a weighted average fair value of $35.10 per share were granted to employees of the company.  Restricted stock awards generally have restrictions eliminated over a one to four year period.  Restrictions generally lapse for non-employee directors after one year.  Restrictions generally lapse for employees over a two to four year period.

Stock Repurchases

We have repurchased approximately 9.4 million shares of our common stock at an aggregate cost of approximately $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board of Directors (“Board”) on February 10, 2005.  This completes our stock repurchase program under the existing Board authorization.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”).  SFAS 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of being abnormal.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The provision of SFAS 151 shall be applied prospectively.  The Company believes that the adoption of SFAS 151 will not have a material effect on our Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS 123, and supercedes APB 25. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payment transactions with employees, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined whether the adoption will result in share-based compensation expense amounts that are similar to the current pro forma disclosures under SFAS 123.

In April 2005, the Securities and Exchange Commission announced an amendment to Regulation S-X to amend the date for compliance with SFAS 123R.  The amendment requires each registrant that is not a small business issuer to adopt SFAS 123R in the first fiscal year commencing after June 15, 2005.  The Company is required to adopt SFAS 123R beginning January 1, 2006.  Adoption of SFAS 123R will have a material impact on our consolidated financial statements, as we will be required to expense the fair value of our stock option awards and ESPP grants rather than disclose the pro forma impact on our consolidated net income within the footnotes, as is our current practice.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 also requires retrospective application to prior period financial statements involving changes in accounting principle unless it is impracticable to determine either the period-specific or cumulative effect of the change.  This statement also requires that a change in the method of depreciation, amortization or depletion of long-lived assets be accounted for as a change in accounting estimate that is accounted for prospectively.  SFAS 154 also retains many provisions of APB 20 including those related to reporting a change in accounting estimate, a change in the reporting entity and a correction of an error and also carries forward provisions of SFAS 3 governing the reporting of accounting changes in interim financial statements.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company believes that the adoption of SFAS 154 will not have a material effect on our Condensed Consolidated Financial Statements.

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

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities at September 30, 2005 and December 31, 2004 (in thousands):

At September 30, 2005	Cost, Including Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
U.S. Treasury securities	$154,878	$—	$(1,880)	$152,998
Equity securities - current	1,572	7,798	—	9,370
Current	156,450	7,798	(1,880)	162,368
Equity securities - non-current	2,032	1,161	—	3,193
Total	$158,482	$8,959	$(1,880)	$165,561

At December 31, 2004	Cost, Including Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale:
U.S. Treasury securities	$198,828	$—	$(105)	$198,723
Auction rate securities	169,699	—	—	169,699
Equity securities - current	1,572	11,685	—	13,257
Current	370,099	11,685	(105)	381,679
Equity securities - non-current	2,032	3,290	—	5,322
Total	$372,131	$14,975	$(105)	$387,001

Our investments in auction rate securities were liquidated in May 2005 and approximately $50 million in U.S. Treasury securities matured in June 2005.  Proceeds were deposited in cash and cash equivalents.

Gross unrealized gains at September 30, 2005 and December 31, 2004 primarily relate to our holdings in shares of Andrx Corporation (“Andrx”) common stock.  The gross unrealized losses at September 30, 2005 and December 31, 2004 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in U.S. Treasury securities.

The Company’s net unrealized losses related to its available-for-sale securities were $1.7 million and $5.0 million for the three and nine month periods ended September 30, 2005, respectively.  During the three and nine month periods ended September 30, 2004, the Company’s net unrealized losses related to its available-for-sale securities were $2.4 million and $3.6 million, respectively.  Changes in the Company’s net unrealized gains (losses) related to its available-for-sale securities are included in other comprehensive income (loss).

Current investments

The Company’s investment in the common stock of Andrx, publicly traded on the Nasdaq Stock Market under the symbol ADRX, is classified as a current investment on the Company’s Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004.

The Company did not sell any of its shares of Andrx during the nine month period ended September 30, 2005.  During the nine month period ended September 30, 2004, Watson sold 240,000 shares of its investment in the common stock of Andrx for gross proceeds of $6.3 million and recorded a pre-tax gain of $5.7 million.  Realized gains are computed using the specific identification method to determine the cost basis for each investment.

The Company’s investments in U.S. Treasury securities and auction rate securities, where applicable, are classified as a current investment on the Company’s Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004.

The contractual maturities of the U.S. Treasury securities consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Mature within one year	$—	$49,502
Mature within two years	152,998	149,221
	$152,998	$198,723

Non-current investments

The Company’s investments in the common stock of Genelabs Technologies, Inc., NovaDel Pharma Inc. and Amarin Corporation plc are classified as non-current investments and are included in “Investments and other assets” on the Company’s Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004.

NOTE 3 – OPERATING SEGMENTS

Watson has two operating segments: Brand and Generic.  The Brand business segment includes the Specialty Products and Nephrology product lines. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer.  This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products.  The Generic business segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

Prior to January 1, 2005, the Company evaluated the performance of its segments based on net revenues and gross profit.  As of January 1, 2005, the Company began to evaluate segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct research and development expenses and selling and marketing expenses.  Segment financial data for prior periods have been reclassified to reflect this change in evaluating the associated segment results.

The Company does not report general and administrative expenses, amortization, depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, or accounted for, at the segment level.  Segment net revenues, segment gross profit and segment contribution information for the

Company’s Brand and Generic segments, as reclassified, consisted of the following:

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Three months ended September 30, 2005

	Brand	Generic	Total

Product sales	$91,554	$315,234	$406,788
Other	2,371	1,137	3,508
Net revenues	93,925	316,371	410,296
Cost of revenue	23,483	187,326	210,809
Gross profit	70,442	129,045	199,487
Gross margin	75%	41%	49%

Research and development	11,347	18,493	29,840
Selling and marketing	28,867	12,800	41,667
Contribution	$30,228	$97,752	127,980
Contribution margin	32%	31%	31%

General and administrative			23,508
Amortization			41,100
Loss on impairment of product rights			—
Operating income			$63,372

Three months ended September 30, 2004

	Brand	Generic	Total

Product sales	$97,572	$303,337	$400,909
Other	5,913	1,196	7,109
Net revenues	103,485	304,533	408,018
Cost of revenue	20,044	182,464	202,508
Gross profit	83,441	122,069	205,510
Gross margin	81%	40%	50%

Research and development	15,108	19,153	34,261
Selling and marketing	36,926	11,586	48,512
Contribution	$31,407	$91,330	122,737
Contribution margin	30%	30%	30%

General and administrative			32,066
Amortization			18,040
Loss on impairment of product rights			46,100
Operating income			$26,531

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Nine months ended September 30, 2005

	Brand	Generic	Total

Product sales	$296,826	$920,850	$1,217,676
Other	6,342	3,372	9,714
Net revenues	303,168	924,222	1,227,390
Cost of revenue	70,315	558,657	628,972
Gross profit	232,853	365,565	598,418
Gross margin	77%	40%	49%

Research and development	30,709	59,455	90,164
Selling and marketing	86,867	35,748	122,615
Contribution	$115,277	$270,362	385,639
Contribution margin	38%	29%	31%

General and administrative			74,336
Amortization			122,839
Loss on impairment of product rights			—
Operating income			$188,464

Nine months ended September 30, 2004

	Brand	Generic	Total

Product sales	$270,458	$914,925	$1,185,383
Other	14,572	17,089	31,661
Net revenues	285,030	932,014	1,217,044
Cost of revenue	57,272	540,571	597,843
Gross profit	227,758	391,443	619,201
Gross margin	80%	42%	51%

Research and development	52,358	54,113	106,471
Selling and marketing	121,594	32,035	153,629
Contribution	$53,806	$305,295	359,101
Contribution margin	19%	33%	30%

General and administrative			83,529
Amortization			53,955
Loss on impairment of product rights			46,100
Operating income			$175,517

NOTE 4 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at September 30, 2005 and December 31, 2004 is approximately $3.6 million and $17.3 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions.  This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

Raw materials	$104,471	$109,422
Work-in-process	58,089	70,207
Finished goods	109,185	141,670
Total inventories	$271,745	$321,299

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units.  The Company performs this impairment testing annually during the second quarter and when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company has aligned the reporting units to correspond with our Brand and Generic segments.  The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.  Goodwill is considered impaired if its carrying amount exceeds its implied fair value.

During the second quarter of 2005, Watson performed its annual test for the impairment of goodwill and determined there was no indication of impairment.  There were no additions to goodwill recorded during the nine months ended September 30, 2005.  At September 30, 2005 and December 31, 2004, goodwill for the Company’s reporting units consisted of the following (in thousands):

Brand pharmaceutical products	$368,105
Generic pharmaceutical products	87,490
Total goodwill	$455,595

Other intangible assets consist primarily of acquired product rights.  We regularly review the appropriateness of the useful lives assigned to our product rights taking into consideration potential future changes in the markets for our products.  As a result of reviews performed in 2004, we accelerated the amortization of several product rights including our Ferrlecit® product rights.  The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	September 30,	December 31,
	2005	2004

Product rights and related intangibles, at cost	$1,267,053	$1,266,512
Less accumulated amortization	(476,605)	(353,766)
Product rights and related intangibles, net	$790,448	$912,746

The Company’s current product rights and related intangibles have a weighted average useful life of approximately twelve years.  Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, remaining amortization expense on product rights and related intangibles is estimated to be as follows (in thousands):

Period ending December 31,
2005	$41,101
2006	164,402
2007	164,402
2008	53,452
2009	52,491
Thereafter	314,600
Total	$790,448

NOTE 6 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

CODES, face amount of $575 million, due 2023, net of unamortized discount	$573,780	$573,573
Senior unsecured notes, 7.125%, face amount of $14 million, due 2008, net of unamortized discount (“1998 Senior Notes”)	14,049	14,036
Other notes payable	35	44
Total long-term debt	$587,864	$587,653

CODES

In March 2003, the Company issued $575 million of CODES.  The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%, excluding changes in fair value of the contingent interest derivative. At September 30, 2005 and at December 31, 2004, the unamortized discount for the CODES was $1.2 million and $1.4 million, respectively.

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

•                  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance or at September 30, 2005;

•                  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance or at September 30, 2005;

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES.  The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum.  This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance Sheets in other long-term liabilities.  The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES.  Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense.  At September 30, 2005 and December 31, 2004 the fair value of the embedded derivative was approximately $1.7 million.

1998 Senior Notes

In May 1998, Watson issued $150 million of its 1998 Senior Notes.  The 1998 Senior Notes are due in May 2008 but may be redeemed earlier under certain circumstances.  The Company is required to make interest only payments due semi-annually in May and November.  The effective annual interest rate is 7.2%.  At September 30, 2005 and December 31, 2004, the unamortized discount for the 1998 Senior Notes was $46,000 and $59,000, respectively.

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

Credit Facility

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “Credit Facility”) for working capital and other general corporate purposes.  On September 8, 2005, we entered into a Second Amendment to the Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended.  Watson’s assets generally are held by, and its operations generally are conducted through, its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  The terms of the Credit Facility require each subsidiary, other than minor subsidiaries, to provide full and unconditional guarantees on a joint and several basis. In order to provide subsidiary guarantees in connection with this Credit Facility, the Company was also required, by the terms of the Indenture for the 1998 Senior Notes, to grant similar subsidiary guarantees in favor of the 1998 Senior Note holders. The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  Watson is subject to certain financial and operational covenants, all of which, as of September 30, 2005 and December 31, 2004, the Company was in compliance.  As of September 30, 2005 and December 31, 2004, the Company had not drawn any funds from the Credit Facility.

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

Derivative financial instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.   See Note 6 for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at September 30, 2005, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Condensed Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported (as gains or losses) within interest expense in the Company’s Condensed Consolidated Statements of Income.

The carrying value of the Company’s derivative financial instruments, which approximates fair value, was approximately $1.7 million at December 31, 2004 and at September 30, 2005.  Changes in fair value are recognized as an adjustment to interest expense during the respective period.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Facility and equipment leases

The Company has entered into long-term operating leases for certain facilities and equipment.  The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage.  Total rental expense for operating leases for the nine months ended September 30, 2005 and 2004 were $7.8 million and $8.7 million, respectively.

Remaining future minimum lease payments under all non-cancelable operating leases are as follows (in thousands):

Period ending December 31,

2005	$1,842
2006	7,127
2007	5,526
2008	3,355
2009	2,604
Thereafter	14,298
Total	$34,752

Employee retirement plans

The Company maintains certain defined contribution retirement plans covering substantially all employees.  The Company contributes to the plans based upon the employee contributions.  The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.  Watson’s contributions to these retirement plans for the three and nine months ended September 30, 2005 were $1.4 million and $4.8 million, respectively.  Watson’s contributions to these retirement plans for the three and nine months ended September 30, 2004 were $1.6 million and $5.5 million, respectively.

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

Phen-fen litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of November 4, 2005, approximately 35 cases were pending against Watson and its affiliates in numerous state and federal courts.  Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions.  The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (“Aventis”, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi-Aventis) for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company.

Cipro® Litigation.  On August 25, 2005, defendants filed a motion to transfer the appeals of the judgment in defendants’ favor in the consolidated action from the United States Court of Appeals for the Second Circuit to the United States Court of Appeals for the Federal Circuit.  Appellants filed their briefs in opposition to the motion to transfer on or about September 26, 2005.  Defendants filed their reply in support of the motion to transfer on October 21, 2005.  All parties have requested oral argument on the motion.

In the New York State court Cipro® action, which the court dismissed in 2004, and in which the plaintiffs filed a Notice of Appeal in October 2004, the appellants filed their appellate brief on July 27, 2005.  The defendants/appellees filed their joint response brief on September 7, 2005.  The court has scheduled oral argument of the appeal on November 22, 2005.

Governmental Reimbursement Investigations and Drug Pricing Litigation. With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, an additional action raising similar allegations was filed by the Attorney General of the State of Mississippi on October 20, 2005, in the Chancery Court of Hinds County, Mississippi (State of Mississippi v. Abbott Laboratories, Inc. et al, Civil Action No. G2005-2021 S/2).  With respect to the actions filed by governmental subdivisions of New York State, 27 of the 36 New York State county actions and the action filed by the City of New York have been consolidated into the Consolidated Action pending in the United States District Court for the District of Massachusetts (In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456, Civil Action No. 01-CV-12257-PBS).  Several federal district courts have remanded cases to state court that the defendants had removed to federal court.  Additional actions are anticipated.  The Company intends to defend these actions vigorously.  However, if successful, these actions could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation.  With respect to the hormone replacement therapy product liability lawsuits pending against the Company, certain of its subsidiaries, and other third parties, additional actions raising similar allegations have been filed, and some actions have been dismissed.  As of November 4, 2005, there were approximately 85 cases pending against the Company and its affiliates in various state and federal courts, representing claims by approximately 750 plaintiffs.  Many of the cases seek certification as class actions.  These actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 9 – SUBSEQUENT EVENT

On October 11, 2005 the Company initiated a plan to consolidate certain manufacturing facilities as part of an ongoing effort to optimize the capacity utilization of the Company’s manufacturing operations.  As a result, we plan to transfer existing product manufacturing from our Humacao, Puerto Rico site to our facilities located in Carmel, New York and Corona, California over the next 18 to 24 months.  In conjunction with the closure of our Puerto Rico facility, we may record a non-cash asset impairment charge in the fourth quarter of 2005.  A current estimate of charges, if any, relating to this restructuring has not been determined.  The net book value of property and equipment located in Puerto Rico as at September 30, 2005 is approximately $41 million.  Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with exit or disposal activities are recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan.  Accordingly, additional cash costs will be recognized in future periods as we transition production to other sites and we incur product transfer, severance and decommissioning costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of our operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”).  This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and under “Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (“generic”) pharmaceutical products. Watson operates manufacturing, distribution, research and development, and administrative facilities primarily in the United States (“U.S.”).

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

Results of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net Revenues

	Three Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Generic product sales	$315,234	$303,337	$11,897	3.9%
% of product net sales	77%	76%
Brand product sales
Specialty Products	46,385	54,086	(7,701)	-14.2%
Nephrology	45,169	43,486	1,683	3.9%
Total brand product sales	91,554	97,572	(6,018)	-6.2%
% of product net sales	23%	24%

Total product net sales	406,788	400,909	5,879	1.5%
Other	3,508	7,109	(3,601)	-50.7%
Total net revenues	$410,296	$408,018	$2,278	0.6%

Generic Segment

Our Generic segment develops, manufactures, markets, sells and distributes generic products that are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the brand product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivities no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties.

Sales from our Generic segment during the three months ended September 30, 2005 increased $11.9 million or 3.9% over sales from the same period of the prior year.  Increased sales of certain oral contraceptives and several products launched since the third quarter of 2004 were partially offset by a decrease in sales of nicotine gum related to the entry of a competitor in that product line in December 2004.

Sales of our generic oral contraceptive products represented 26% and 25% of total generic sales for the three months ended September 30, 2005 and 2004, respectively.

Brand Segment

Our Brand segment develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology.

Our Specialty Products product line includes products for the treatment of urologic disorders, including palliative cancer treatment, and also includes: (i) hormone replacement therapy products and (ii) a genital warts treatment.

Our Nephrology product line consists of products for the treatment of iron deficiency anemia and is generally marketed to nephrologists and dialysis centers.  The major product within the Nephrology product line is Ferrlecit®, which is used to treat low iron levels in patients undergoing hemodialysis in conjunction with erythropoietin therapy.

The $6.0 million or 6.2% decrease in sales from our Brand segment for the three months ended September 30, 2005, as compared to the same prior year period, was attributable to a decrease in sales within our Specialty Products group.  The decrease in sales within Specialty Products resulted primarily from a decline in prescription volumes which was offset in part by sales of our Trelstar® Depot and Trelstar® LA (collectively “Trelstar®”) products launched earlier this year for the palliative treatment of advanced prostate cancer.

Sales from our Nephrology product line increased $1.7 million or 3.9% due to an increase in unit sales of our Ferrlecit® product.  For the three months ended September 30, 2005 and 2004, Ferrlecit® represented approximately 81% and 80% of sales, respectively, from our Nephrology product line.

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

The decrease in other revenues in the three months ended September 30, 2005 was primarily related to a decline in the amount of deferred revenue recognized in the quarter.

Gross Profit Margin (Gross Margin)

	Three Months Ended
	September 30,
	2005	2004	Change

Overall Consolidated Gross Margin	48.6%	50.4%	-1.8%

Generic product sales	40.6%	39.8%	0.8%
Brand product sales	74.4%	79.5%	-5.1%
Gross margin on product net sales	48.2%	49.5%	-1.3%

Gross profit decreased by $6.0 million to $199.5 million during the three months ended September 30, 2005 from $205.5 million during same period of 2004.  The primary contributors to the $6.0 million gross profit decline from the prior year period were changes to the product mix with lower margin generic product sales increasing and higher margin brand product sales at lower levels and a reduction in other revenues.

The decrease in our consolidated gross margin during the three months ended September 30, 2005 compared to the same period of the prior year was a result of the reduction in other revenues and margin declines within our Specialty Products product line due to reduced production levels at certain manufacturing facilities resulting in higher unit overhead absorption for these products.  Gross margins in our Generic segment and our Nephrology product line increased slightly compared to the prior year period.

Research and Development Expenses

	Three Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Research and development expenses by segment:
Generic	$18,493	$19,153	$(660)	-3.4%
Brand	11,347	15,108	(3,761)	-24.9%
Total research and development expenses	$29,840	$34,261	$(4,421)	-12.9%
as % of net revenues	7.3%	8.4%

Research and development expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.

Brand research and development expenses decreased from the prior year period due mainly to a $2.2 million restructuring charge recorded in the third quarter of 2004.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Selling and marketing expenses by segment:
Generic	$12,800	$11,586	$1,214	10.5%
Brand	28,867	36,926	(8,059)	-21.8%
Total segment selling and marketing expenses	41,667	48,512	(6,845)	-14.1%

Corporate general and administrative	23,508	32,066	(8,558)	-26.7%
Total selling, general and administrative expenses	$65,175	$80,578	$(15,403)	-19.1%
as % of net revenues	15.9%	19.7%

Selling, general and administrative expenses consist mainly of personnel costs, facilities costs, insurance, depreciation, distribution costs and professional services costs.

Brand segment selling and marketing expenses decreased during the three months ended September 30, 2005 as compared to the same period of the prior year due mainly to cost savings from the termination of a contract sales force agreement and a restructuring charge taken during the third quarter of 2004.  Corporate general and administrative expenses decreased compared to the prior year period due to higher severance and legal services costs in the prior period quarter. Corporate general and administrative expenses were also higher in the prior year period due to costs related to our Enterprise Resource Planning (“ERP”) system implementation. Selling, general and administrative expenses in the third quarter of 2004 included a $6.3 million restructuring charge.

Amortization

	Three Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Amortization	$41,100	$18,040	$23,060	127.8%
as % of net revenues	10.0%	4.4%

The Company’s amortizable assets consist primarily of acquired product rights.  The increase in amortization during the three months ended September 30, 2005 as compared to the same period of the prior year is primarily due to the acceleration of amortization associated with our Ferrlecit® product rights.

Loss on Impairment of Product Rights

	Three Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Loss on impairment of product rights	$—	$46,100	$(46,100)	-100.0%
as % of net revenues	0.0%	11.3%

In the three months ended September 30, 2004, we recognized a $46.1 million impairment charge relating to our Tri-Norinyl® product rights as a result of the announcement of an Abbreviated New Drug Application (“ANDA”) approval and introduction of a generic version of the Tri-Norinyl® oral contraceptive tablets by a competitor in the market.

Equity in Losses of Joint Ventures

	Three Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Equity in losses of joint ventures	$(284)	$(810)	$526	-64.9%
as % of net revenues	-0.1%	-0.2%

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.  The loss recorded during the three months ended September 30, 2005 and 2004 represents our equity in losses incurred by Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Laboratories, Inc., due to expenses associated with ongoing trials, operational costs and the remaining U.S. Food and Drug Administration (“FDA”) requirements relating to Emsam®, a selegiline patch for the treatment of depression.

Gain on Sale of Securities

	Three Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Gain on sale of securities	$—	$1,799	$(1,799)	-100.0%
as % of net revenues	0.0%	0.4%

The 2004 gain on sale of securities resulted from the sale of a portion of our investment in the common stock of Andrx Corporation (“Andrx”).  For the three months ended September 30, 2004, we sold a total of 90,000 shares of Andrx common stock for proceeds of $2.0 million.  We did not sell any securities during the three months ended September 30, 2005.  At September 30, 2005, we held approximately 607,000 shares of Andrx common stock at a fair value of $9.4 million with a gross unrealized holding gain of $7.8 million.

Interest Expense

	Three Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Interest expense - convertible contingent senior debentures due 2023 (“CODES”)	$3,151	$3,547	$(396)	-11.2%
Interest expense - senior unsecured notes issued in May 1998 (“1998 Senior Notes”)	255	356	(101)	-28.4%
Interest and fees on credit facility	387	429	(42)	-9.8%
Change in derivative value	853	(672)	1,525	-226.9%
Interest expense - other	44	21	23	109.5%
Total interest expense before capitalized interest	4,690	3,681	1,009	27.4%
Capitalized interest	—	—	—	0.0%
Interest expense	$4,690	$3,681	$1,009	27.4%
as % of net revenues	1.1%	0.9%

Interest expense increased for the three month period ended September 30, 2005 over the same period in the prior year due to an increase in the fair value of the derivative in the current period (as described in Notes 6 and 7 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

Segment Contribution

	Three Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Segment contribution
Generic	$97,751	$91,330	$6,421	7.0%
Brand	30,229	31,407	(1,178)	-3.8%
	$127,980	$122,737	$5,243	4.3%
as % of net revenues	31.2%	29.9%

Generic segment contribution increased for the three months ended September 30, 2005, as compared to the same period of the prior year, due to an increase in sales of certain oral contraceptives and sales of certain generic products launched since the third quarter of 2004.

Brand segment contribution decreased during the three months ended September 30, 2005, as compared to the same period of the prior year, primarily due to a decrease in sales of certain Specialty Products which were impacted by a decline in prescription volumes.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net Revenues

	Nine Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Generic product sales	$920,850	$914,925	$5,925	0.6%
% of product net sales	76%	77%
Brand product sales
Specialty Products	164,557	141,586	22,971	16.2%
Nephrology	132,269	128,872	3,397	2.6%
Total brand product sales	296,826	270,458	26,368	9.7%
% of product net sales	24%	23%

Total product net sales	1,217,676	1,185,383	32,293	2.7%
Other	9,714	31,661	(21,947)	-69.3%
Total net revenues	$1,227,390	$1,217,044	$10,346	0.9%

Generic Segment

The $5.9 million or 0.6% increase in sales from our Generic segment for the nine months ended September 30, 2005 was primarily due to increased sales of oral contraceptive products and several products launched since the third quarter of 2004.  These increased unit sales in the above Generic segment were offset in part by lower sales of nicotine gum as a competitor launched a nicotine gum product in December 2004.  Sales of oral contraceptive products represented 26% and 23% of total Generic segment sales for the nine months ended September 30, 2005 and 2004, respectively.

Sales within the Generic segment are expected to total approximately $1.24 billion for the year ended December 31, 2005.

Brand Segment

The $26.4 million or 9.7% increase in sales from our Brand segment for the nine months ended September 30, 2005, as compared to the same prior year period, was primarily attributable to an increase in sales within our Specialty Products product line.  The increase in net sales of Specialty Products resulted primarily from the launch of our Trelstar® products earlier this year and lower comparable prior year period sales levels for Oxytrol® and Androderm® due to wholesaler inventory reductions.

Sales from our Nephrology product line increased $3.4 million or 2.6% due to an increase in sales of our Ferrlecit® product.  For the nine months ended September 30, 2005 and 2004, Ferrlecit® represented approximately 81% of sales from our Nephrology product line.

Sales within the Brand segment are expected to total approximately $385 million for the year ended December 31, 2005.

Other

The decrease in other revenues in the nine months ended September 30, 2005 was primarily related to the absence of royalty payments from Aventis Pharmaceuticals (“Aventis”, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi Aventis) in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets.  Several companies launched competitive products into the ciprofloxacin market during the second half of 2004.

Gross Profit Margin (Gross Margin)

	Nine Months Ended
	September 30,
	2005	2004	Change

Overall Consolidated Gross Margin	48.8%	50.9%	-2.1%

Generic product sales	39.3%	40.9%	-1.6%
Brand product sales	76.3%	78.8%	-2.5%
Gross margin on product net sales	48.3%	49.6%	-1.3%

The decrease in gross margin from our Generic segment for the nine months ended September 30, 2005 was primarily due to price reductions on certain generic products (particularly nicotine gum).

Gross margin from our Brand segment decreased due to reduced production levels at certain manufacturing facilities resulting in higher unit overhead costs during the first nine months of 2005 as compared to the same period of the prior year.

The $21.9 million decrease in other revenues during the nine months ended September 30, 2005 was also a factor in the reduction of our overall consolidated gross margin as compared to the same period of the prior year.

Overall gross margins are expected to be between 48.5% and 49% for 2005.

Research and Development Expenses

	Nine Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Research and development expenses by segment:
Generic	$59,455	$54,113	$5,342	9.9%
Brand	30,709	52,358	(21,649)	-41.3%
Total research and development expenses	$90,164	$106,471	$(16,307)	-15.3%
as % of net revenues	7.3%	8.7%

Research and development expenses within our Generic segment increased $5.3 million or 9.9% during the nine months ended September 30, 2005, as compared to the same period of the prior year, due to an increase in the number of generic products being developed.

During the nine months ended September 30, 2004, research and development expenses within our Brand segment included a $10 million milestone payment to Kissei Pharmaceutical Co., Ltd., related to silodosin.   In addition, Brand research and development expenses included a $2.2 million restructuring charge recorded in the third quarter of 2004.  Cost savings resulting from the refocusing of Brand product development, announced during the second quarter of 2004, also contributed to the reduction in Brand segment research and development expenses.

We expect research and development spending to be approximately 7.5% of revenues for 2005 due in part to costs associated with the Phase 3 studies currently underway on the silodosin product for benign prostatic hyperplasia (“BPH”) in the current year period.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Selling and marketing expenses by segment:
Generic	$35,748	$32,035	$3,713	11.6%
Brand	86,867	121,594	(34,727)	-28.6%
Total segment selling and marketing expenses	122,615	153,629	(31,014)	-20.2%

Corporate general and administrative	74,336	83,529	(9,193)	-11.0%
Total selling, general and administrative expenses	$196,951	$237,158	$(40,207)	-17.0%
as % of net revenues	16.0%	19.5%

Brand segment selling and marketing expenses decreased $34.7 million or 28.6% during the nine months ended September 30, 2005 as compared to the same period of the prior year due to cost reductions realized from the termination of a contract sales force agreement and a restructuring charge taken during the third quarter of 2004. Corporate general and administrative expenses decreased during this period due to higher severance, higher costs related to the Company aircraft and higher costs related to our ERP system implementation in the prior year period. Selling, general and administrative expenses in the third quarter of 2004 included a $6.3 million restructuring charge.

We expect our selling, general and administrative expenses to represent 16.0% of net revenues for 2005.

Amortization

	Nine Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Amortization	$122,839	$53,955	$68,884	127.7%
as % of net revenues	10.0%	4.4%

The increase in amortization in the nine months ended September 30, 2005 was primarily due to the acceleration of amortization associated with our Ferrlecit® product rights.

Loss on Impairment of Product Rights

	Nine Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Loss on impairment of product rights	$—	$46,100	$(46,100)	-100.0%
as % of net revenues	0.0%	3.8%

In the nine months ended September 30, 2004, we recognized a $46.1 million impairment charge relating to our Tri-Norinyl® product rights as a result of the announcement of an ANDA approval and introduction of a generic version of the Tri-Norinyl® oral contraceptive tablets by a competitor in the market.

Equity in Losses of Joint Ventures

	Nine Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Equity in losses of joint ventures	$(442)	$(4,089)	$3,647	-89.2%
as % of net revenues	0.0%	-0.3%

The loss recorded during the nine months ended September 30, 2005 and 2004 represents our equity in losses incurred by Somerset, our joint venture with Mylan Laboratories, Inc., due to expenses associated with ongoing trials, operational costs and the remaining FDA requirements relating to Emsam®, a selegiline patch for the treatment of depression.

Gain on Sale of Securities

	Nine Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Gain on sale of securities	$—	$5,737	$(5,737)	-100.0%
as % of net revenues	0.0%	0.5%

The 2004 gain on sale of securities resulted from the sale of a portion of our investment in the common stock of Andrx.  For the nine months ended September 30, 2004, we sold a total of 240,000 shares of Andrx common stock for proceeds of $6.3 million.  We did not sell any of our investment securities during the nine months ended September 30, 2005.  At September 30, 2005, we held approximately 607,000 shares of Andrx common stock at a fair value of $9.4 million with a gross unrealized holding gain of $7.8 million.

Loss on Early Extinguishment of Debt

	Nine Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Loss on early extinguishment of debt	$—	$17,752	$(17,752)	-100.0%
as % of net revenues	0.0%	1.5%

During the first half of 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, representing a 12% premium over each note’s face value.  As a result of the repurchase, we incurred $14.0 million and $3.7 million in charges related to fees, expenses, unamortized discount, and the premiums paid in the first and second quarters of 2004, respectively (as described in Notes 6 and 7 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

Interest Expense

	Nine Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Interest expense - CODES	$9,453	$10,627	$(1,174)	-11.0%
Interest expense - 1998 Senior Notes	766	2,851	(2,085)	-73.1%
Interest and fees on credit facility	1,230	1,272	(42)	-3.3%
Change in derivative value	12	(3,826)	3,838	-100.3%
Interest expense - other	143	51	92	180.4%
Total interest expense before capitalized interest	11,604	10,975	629	5.7%
Capitalized interest	—	(1,904)	1,904	-100.0%
Total interest expense	$11,604	$9,071	$2,533	27.9%
as % of net revenues	0.9%	0.7%

Interest expense increased as a result of an increase in the fair value of the derivative (as described in Notes 6 and 7 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report) and because there was no capitalized interest expense during the nine months ended September 30, 2005.   These factors were partially offset by a reduction in interest on our 1998 Senior Notes.  We repurchased a portion of our 1998 Senior Notes in February and May of 2004.

Segment Contribution

	Nine Months Ended September 30,		Change
($ in thousands):	2005	2004	Dollars	%

Segment contribution
Generic	$270,362	$305,295	$(34,933)	-11.4%
Brand	115,277	53,806	61,471	114.2%
	$385,639	$359,101	$26,538	7.4%
as % of net revenues	31.4%	29.5%

Generic segment contribution decreased for the nine months ended September 30, 2005, as compared to the same period of the prior year, primarily due to:

1.               Reduced levels of other revenue related to the absence of royalty payments from Aventis in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets;

2.               A reduction in gross margins due to price reductions on certain generic products; and

3.               An increase in research and development expenses due to an increase in the number of generic products being developed in the period.

Brand segment contribution increased during the nine months ended September 30, 2005, as compared to the same period of the prior year, primarily due to:

1.               An increase in sales of certain Specialty Products including Oxytrol® and Androderm® which were impacted by wholesaler inventory reductions in the prior year period;

2.               The launch of Trelstar® in the current year period;

3.               A reduction in research and development expenses as the prior year period included a $10 million milestone payment related to silodosin as well as $2.2 million in restructuring charges; and

4.               A reduction in sales and marketing expenses due to the termination of a contract sales force agreement in the third quarter of 2004.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Cash from Operations

Watson’s primary source of liquidity is cash from operations.  Net working capital at September 30, 2005 was $1.06 billion compared to $1.11 billion at December 31, 2004 and $1.06 billion at September 30, 2004.

We expect that 2005 cash flows from operating activities will exceed $350 million.  Management expects that 2005 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs.

Summarized cash flow information is as follows:

	Nine months ended September 30,
($ in thousands):	2005	2004

Net cash provided by operating activities	$279,481	$206,018

Net cash provided by operating activities increased during the nine month period ended September 30, 2005, as compared to the same period of the prior year, due primarily to higher operating and net income in the 2005 period, a decrease in accounts payable and accrued expenses in 2004 and the timing of tax payments in 2004.

Changes in Working Capital

Working capital at September 30, 2005 and December 31, 2004 is summarized as follows:

	September 30,	December 31,	Increase
($ in thousands):	2005	2004	(Decrease)
Current Assets:
Cash and cash equivalents	$472,224	$298,653	$173,571
Marketable securities	162,368	381,679	(219,311)
Accounts receivable, net of allowances	290,648	251,459	39,189
Inventories	271,745	321,299	(49,554)
Other	110,795	117,096	(6,301)
Total current assets	1,307,780	1,370,186	(62,406)
Current liabilities:
Accounts payable and accrued expenses	194,407	192,701	1,706
Other	52,128	62,928	(10,800)
Total current liabilities	246,535	255,629	(9,094)

Working Capital	$1,061,245	$1,114,557	$(53,312)

Current Ratio	5.30	5.36

Our investments in auction rate securities were liquidated in May 2005 and approximately $50 million in U.S. Treasury securities matured in June 2005.  Proceeds were deposited in cash and cash equivalents.

Capital Expenditures

Our capital expenditures are summarized as follows:

	Nine months ended September 30,
($ in thousands):	2005	2004

Additions to property and equipment	$48,293	$59,033

A significant portion of Watson’s capital expenditures for the first nine months of 2005 were incurred to construct our distribution facility in Gurnee, Illinois.  The facility was constructed to enhance our distribution capabilities and was placed in service in the third quarter of this year. Other capital expenditures included costs to support the manufacture of transdermal products in Salt Lake City, and additions to machinery and equipment at various Watson locations.  The approximate total for capital expenditures for 2005 is estimated to be $75 million.

Repurchase of Common Stock

We have repurchased approximately 9.4 million shares of our common stock at an aggregate cost of approximately $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board of Directors (“Board”) on February 10, 2005.  This completes our stock repurchase program under the existing Board authorization.  This program provided for purchases to be made in the open market or in privately negotiated transactions through February 2006.  The stock repurchase program did not affect our compliance with our debt covenants and did not materially impact the Company’s liquidity.

Debt and Borrowing Capacity

Our debt at September 30, 2005 and December 31, 2004 is summarized as follows:

	September 30,	December 31,
($ in thousands):	2005	2004	Increase

Long-term debt	$587,864	$587,653	$211
Debt to capital ratio	22.0%	20.8%

In March 2003, we issued $575 million of CODES.  As of September 30, 2005, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%, excluding changes in the related derivative.

Between February and May 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, or a 12% premium over each note’s face value.  We recorded charges of $17.8 million in 2004, related to fees, expenses, unamortized discount, and premiums paid.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “Credit Facility”) for working capital and other general corporate purposes.  On September 8, 2005, we entered into a Second Amendment to the Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended.  As of September 30, 2005, the total $300 million under the Credit Facility was available to us. Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  We are subject to, and, as of September 30, 2005, were in full compliance with financial and operation covenants under the terms of the Credit Facility.  The agreement includes the following financial covenants:

•                  maintenance of a minimum net worth, as defined in the Credit Facility, of at least $1.68 billion at September 30, 2005 (the sum of $1.44 billion plus an amount equal to the sum of 50% of net income for each fiscal quarter after December 31, 2002);

•                  maintenance of a maximum leverage ratio not greater than 2.25 to 1.0; and

•                  maintenance of a minimum interest coverage ratio of at least 7.0 to 1.0.

At September 30, 2005, our net worth was $2.09 billion and our leverage ratio was 1.29 to 1.0.   Our interest coverage ratio for the three months ended September 30, 2005 was 29.0 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of September 30, 2005.  Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.  Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in this table (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term and other debt	$589,147	$17	$14,130	$—	$575,000
Liabilities incurred for acquisitions of products and businesses	4,148	2,074	2,074	—	—
Operating lease obligations	34,752	7,188	12,615	3,070	11,879
Total contractual cash obligations	$628,047	$9,279	$28,819	$3,070	$586,879

The Company is involved in certain joint venture arrangements that are intended to complement the Company’s core business and markets.  The Company has the discretion to provide funding on occasion for working capital or capital expenditures.  The Company makes an evaluation of additional funding based on an assessment of the venture’s business opportunities.  The Company believes that any possible commitments arising from the current arrangements will not be significant to the Company’s financial condition or results of operations.

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”).  SFAS 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of being abnormal.  In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The provision of SFAS 151 shall be applied prospectively.  The Company believes that the adoption of SFAS 151 will not have a material effect on our Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined whether the adoption will result in share-based compensation expense amounts that are similar to the current pro forma disclosures under SFAS 123.

In April 2005, the Securities and Exchange Commission (“SEC”) announced an amendment to Regulation S-X to amend the date for compliance with SFAS 123R.  The amendment requires each registrant that is not a small business issuer to adopt SFAS 123R in the first fiscal year commencing after June 15, 2005.  The Company is required to adopt SFAS 123R beginning January 1, 2006.  Adoption of SFAS 123R will have a significant impact on our consolidated financial statements, as we will be required to expense the fair value of our employee stock option and employee stock purchase plan grants rather than disclose the pro forma impact on our consolidated net income within the footnotes, as is our current practice.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 also requires retrospective application to prior period financial statements involving changes in accounting principle unless it is impracticable to determine either the period-specific or cumulative effect of the change.  This statement also requires that a change in the method of depreciation, amortization or depletion of long-lived assets be accounted for as a change in accounting estimate that is accounted for prospectively.  SFAS 154 also retains many provisions of APB 20 including those related to reporting a change in accounting estimate, a change in the reporting entity and a correction of an error and also carries forward provisions of SFAS 3 governing the reporting of accounting changes in interim financial statements.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company believes that the adoption of SFAS 154 will not have a material effect on our Condensed Consolidated Financial Statements.

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

During 2004, we increased our planned expenditures for the development and marketing of our Brand business segment.  During 2005 and thereafter, we may further increase the amounts we expend for our Brand business segment.  For example, we plan to initiate Phase III clinical studies in early 2006 on our next generation Oxytrol® product and initiated clinical trials on our silodosin product for treatment of BPH in late May of 2005.  We cannot be sure these business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business.

Our gross profit may fluctuate from period to period depending upon our product sales mix, our product pricing, and our costs to manufacture or purchase products.

Our future results of operations, financial condition and cash flows depend to a significant extent upon our brand and generic product sales mix.  Our sales of brand products tend to create higher gross margins than our sales of generic products.  As a result, our sales mix (the proportion of total sales between brand products and generic products) will significantly impact our gross profit from period to period.  During the three months ended September 30, 2005, sales of our brand products and generic products accounted for approximately 23% and 77%, respectively, of our net product sales.  During that same period, brand products and generic products contributed approximately 35% and 65%, respectively, to our gross profits.  Factors that may cause our sales mix to vary include:

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

•                  periodic dependence on a small number of products for a significant portion of net revenue or income; and

•      our customers’ implementation of inventory management programs, which may cause our customers to reduce their inventory carrying levels, resulting temporarily in lower sales volumes of certain products.

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost effective manner.

Loss of revenues from Ferrlecit®, a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows.

                        During 2004, we lost regulatory exclusivity on our Ferrlecit® product, which will allow generic applicants to submit ANDAs for Ferrlecit®.  In 2004, Ferrlecit® accounted for approximately 8% of our net revenues and 15% of our gross profit.  In the nine months ended September 30, 2005, Ferrlecit® accounted for approximately 9% of our net revenues and 16% of our gross profit.  In February 2004, we submitted a Citizen’s Petition to the FDA requesting that the FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied.  During the third quarter of 2004, we submitted a second Citizen’s Petition to the FDA requesting that the FDA refuse to accept for substantive review any ANDA referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®.  We cannot predict whether the FDA will grant or deny our Citizen’s Petitions or when it may take such action.  We believe it will be difficult for a competitor to demonstrate to the FDA that its product is the same as Ferrlecit® and that, in the absence of such a showing, the FDA should require the applicant to submit a New Drug Application (“NDA”) supported by clinical studies, independently demonstrating safety and efficacy.  However, if a generic version of Ferrlecit® or other competitive product is approved by the FDA and enters the market, our net revenues could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Many government and third-party payors, including Medicare, Medicaid, Health Maintenance Organizations (“HMOs”) and Managed Care Organizations (“MCOs”), reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”).  In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP’s have led to excessive payments for prescription drugs.  For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP of certain products, and other improper acts, in order to increase prices and market shares. We have also been named as a defendant in similar actions by nine State Attorneys General, 36 counties in New York State and the City of New York. We have also received notices or subpoenas from the Attorneys General of various states, including California and Texas, indicating investigations, claims and/or possible lawsuits relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.  These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

During 2004, we implemented an ERP system to improve customer service, enhance operating efficiencies, and provide more effective management of business operations.  From time to time, we may implement new ERP systems and software, or upgrades to existing systems and software, to further enhance our operations.  Implementation of ERP systems and software carry risks such as cost overruns, project delays and business interruptions and delays.  If we experience a material business interruption as a result of such implementations, it could adversely affect us, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired product rights and goodwill.  As of September 30, 2005, the carrying value of our product rights and other intangible assets was approximately $790 million and the carrying value of our goodwill was approximately $460 million.

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

All pharmaceutical companies, including Watson, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Agency (“DEA”) and state government agencies.  The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations.  In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current Good Manufacturing Practice (“cGMP”) and other FDA regulations.  Following such inspections, the FDA may issue notices on Form 483 and warning letters that could cause us to modify certain activities identified during the inspection.  A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations.  FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

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

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, companies are now required to file with the Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs.  This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.

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

Investment Risk

As of September 30, 2005, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $37.5 million.  Of this amount, we had equity-method investments of $3.4 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $12.6 million ($9.4 million that was included in “Marketable securities” and $3.2 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at September 30, 2005, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $3.1 million, $5.0 million and $6.3 million, respectively.

At September 30, 2005, our investment in Andrx consisted of approximately 607,000 shares of Andrx common stock with a fair market value of $9.4 million.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.   The market price of Andrx common shares has been, and may continue to be volatile.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2005 and 2004 and further reflects the volatility of the stock price:

	High	Low
2005, by quarter
First	$24.47	$20.55
Second	$23.38	$19.15
Third	$22.50	$12.74

2004, by quarter
First	$30.87	$23.55
Second	$29.35	$22.24
Third	$28.10	$16.95
Fourth	$23.63	$14.09

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our 1998 Senior Notes approximated their carrying values on September 30, 2005.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report. Based on the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Phen-fen litigation.  With respect to the phentermine hydrochloride product liability lawsuits pending against the Company, certain subsidiaries, and others, additional actions raising similar issues have been filed, and some actions have been settled or otherwise dismissed.  As of November 4, 2005, approximately 35 cases were pending against Watson and its affiliates in numerous state and federal courts.  Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions.  The Company believes it will be fully indemnified by Rugby’s former owner, Aventis for the defense of all such cases and for any liability that may arise out of these cases.  Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company.

Cipro® Litigation.  On August 25, 2005, defendants filed a motion to transfer the appeals of the judgment in defendants’ favor in the consolidated action from the United States Court of Appeals for the Second Circuit to the United States Court of Appeals for the Federal Circuit.  Appellants filed their briefs in opposition to the motion to transfer on or about September 26, 2005.  Defendants filed their reply in support of the motion to transfer on October 21, 2005.  All parties have requested oral argument on the motion.

In the New York State Cipro® court action, which the court dismissed in 2004, and in which the plaintiffs filed a Notice of Appeal in October 2004, the appellants filed their appellate brief on July 27, 2005.  The defendants/appellees filed their joint response brief on September 7, 2005.  The court has scheduled oral argument of the appeal on November 22, 2005.

Governmental Reimbursement Investigations and Drug Pricing Litigation. With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, an additional action raising similar allegations was filed by the Attorney General of the State of Mississippi on October 20, 2005, in the Chancery Court of Hinds County, Mississippi (State of Mississippi v. Abbott Laboratories, Inc. et al, Civil Action No. G2005-2021 S/2).  With respect to the actions filed by governmental subdivisions of New York State, 27 of the 36 New York State county actions and the action filed by the City of New York have been consolidated into the Consolidated Action pending in the United States District Court for the District of Massachusetts (In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456, Civil Action No. 01-CV-12257-PBS).  Several federal district courts have remanded cases to state court that the defendants had removed to federal court.  Additional actions are anticipated.  The Company intends to defend these actions vigorously.  However, if successful, these actions could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation.  With respect to the hormone replacement therapy product liability lawsuits pending against the Company, certain of its subsidiaries, and other third parties, additional actions raising similar allegations have been filed, and some actions have been dismissed.  As of November 4, 2005, there were approximately 85 cases pending against the Company and its affiliates in various state and federal courts, representing claims by approximately 750 plaintiffs.  Many of the cases seek certification as class actions.  These actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of common stock during the third quarter of 2005:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number of	Average Price	as Part of	Shares that May Yet Be
	Shares	Paid Per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
	(In thousands, except average price paid per share)

July 1, 2005 through July 31, 2005	—		—	$117,415

August 1, 2005 through August 31, 2005	3,009	$34.69	3,009	$13,028

September 1, 2005 through September 30, 2005	380	$34.25	380	$—
Total	3,389		3,389

In February 2005, the Board authorized a program to repurchase up to $300.0 of shares of Watson’s common stock over a period of one year.

ITEM 6.  EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 48.

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

Date: November 7, 2005

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2005

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