Form 10-K
period 2005-12-31
WATSON PHARMACEUTICALS INC
filed 2006-03-10
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-20045

WATSON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3872914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 Bonnie Circle, Corona, CA  92880 - 2882

(Address of principal executive offices, including ZIP code)

(951) 493-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0033 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒           Accelerated filer  ☐           Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2005:

$3,258,713,673 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant’s Common Stock outstanding on March 1, 2006: 111,029,721

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2006 Annual Meeting of Stockholders, to be held on May 5, 2006. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2005.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.                BUSINESS

Business Overview

Watson Pharmaceuticals, Inc. (“Watson”, the “Company” “we”, “us” or “our”) is engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development, and administrative facilities primarily in the United States (U.S.). As of December 31, 2005, we marketed more than 125 generic pharmaceutical products and more than 20 brand pharmaceutical products.

Our principal executive offices are located at 311 Bonnie Circle, Corona, California, 92880. Our Internet website address is www.watsonpharm.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, from 2000 to present, are available free of charge on our Internet website. These reports are posted on our Website as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room or electronically through the SEC website (www.sec.gov). Within the Investors section of our Website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information.

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

Generic Pharmaceutical Products

Watson is a leader in the development, manufacture and sale of generic pharmaceutical products. We currently market more than 125 generic pharmaceutical products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. These generic products are the therapeutic equivalent to their brand name counterparts and are generally sold at significantly lower prices than the brand product. As such, generic pharmaceuticals provide an effective and cost-efficient alternative to brand products. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties. Net revenues from our generic products accounted for $1.2 billion or approximately 76% of our product net revenues in 2005.

With respect to generic products, our strategy is to continue to develop generic pharmaceuticals that are difficult to formulate or manufacture or will complement or broaden our existing product lines. Since the prices and unit volumes of our brand products will likely decrease upon the introduction of generic alternatives, we also intend to market generic alternatives to our brand products where market conditions and the competitive environment justify such activities. Additionally, we intend to distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements continue to be complementary to our core business under applicable laws and regulations.

Our portfolio of generic pharmaceutical products includes the following products, which represented 65% of total generic product net revenues in 2005:

Comparable
Watson Generic Product	Brand Name	Therapeutic Classification
Bupropion hydrochloride	Zyban®	Aid to smoking cessation
Bupropion hydrochloride	Wellbutrin SR®	Antidepressant
Glipizide ER	Glucotrol® XL	Anti-diabetic
Hydrocodone bitartrate/ acetaminophen	Lorcet®	Analgesic
Hydrocodone bitartrate/ acetaminophen	Vicodin®	Analgesic
Hydrocodone bitartrate/ acetaminophen	Lortab®	Analgesic
Hydrocodone bitartrate/ acetaminophen	Norco®	Analgesic
Levora®	Nordette®	Oral contraceptive
Lisinopril	Zestril®	Anti-hypertensive
Low-Ogestrel®	Lo-Ovral®	Oral contraceptive
Nitrofurantoin monohydrate/ macrocrystals capsules	Macrobid®	Antibiotic
Microgestin®/Microgestin® Fe	Loestrin®/Loestrin® Fe	Oral contraceptive
Minocycline	Minocin®	Anti-infective systemic
Necon®	Ortho-Novum®	Oral contraceptive
Necon®	Modicon®	Oral contraceptive
Necon® 7/7/7	Ortho-Novum® 7/7/7	Oral contraceptive
Nicotine polacrilex gum	Nicorette®	Aid to smoking cessation
Nicotine transdermal system	Habitrol®	Aid to smoking cessation
Nifedipine ER	Adalat CC®	Anti-hypertensive
Oxycodone/acetaminophen	Percocet®	Analgesic
Oxycodone/HCL	Oxycontin®	Analgesic
Testosterone cypionate injection	Depo-Testosterone®	Hormone replacement
Testosterone enanthate injection	Delatestryl®	Hormone replacement
TriNessa™	Ortho Tri-Cyclen®	Oral contraceptive
Trivora®	Triphasil®	Oral contraceptive
Zovia®	Demulen®	Oral contraceptive

We predominantly market our generic products to various drug wholesalers and national retail drugstore chains utilizing 24 sales and marketing professionals. We sell our generic products primarily under the “Watson Laboratories” and “Watson Pharma” labels, with the exception of our over-the-counter products which we sell under our “Rugby” label or under private label.

Generic Business Development

During 2005, we expanded our generic product line with the launch of six generic products. In November 2005, we launched oxycodone HCL controlled-release tablets, a narcotic analgesic used for the treatment of moderate to severe pain.

In 2005, our product development efforts resulted in the filing of 22 Abbreviated New Drug Applications (“ANDAs”), including one supplement and two amendments. At December 31, 2005, we had 47 ANDAs on file. See our “Government Regulation and Regulatory Matters” section for a description of our process for obtaining U.S. Food and Drug Administration (“FDA”) approval for our products. See also “Risks Related to our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.”

Brand Pharmaceutical Products

Newly developed pharmaceutical products normally are patented and, as a result, are generally offered by a single provider when first introduced to the market. We currently market a number of patented products to physicians, hospitals, and other markets that we serve. We also market certain trademarked off-patent products directly to healthcare professionals. We classify these patented and off-patent trademarked products as our brand pharmaceutical products. Net revenues from our brand products accounted for $390 million or approximately 24% of our total product net revenues in 2005.

Our Brand business segment currently develops, manufactures, markets, sells and distributes products primarily through two sales and marketing groups, Specialty Products and Nephrology.

Specialty Products

Our Specialty Products product line includes urology, anti-hypertensive, psychiatry, pain management and dermatology products and a genital warts treatment. We market these products to urologists, primary care physicians, endocrinologists, obstetricians and gynecologists. Currently, three products, Trelstar® DEPOT and Trelstar® LA (collectively “Trelstar®”), Oxytrol®, and Androderm®, are actively promoted through this group.

Nephrology

Our Nephrology product line consists of products for the treatment of iron deficiency anemia. Our primary product in the Nephrology group is Ferrlecit®, which is indicated for patients undergoing hemodialysis in conjunction with erythropoietin therapy. Ferrlecit® accounted for 9%, 8% and 9% of our consolidated net revenues in 2005, 2004 and 2003, respectively. Ferrlecit®, introduced in 1999, was granted a five-year exclusivity period by the FDA as a new chemical entity. Regulatory exclusivity on Ferrlecit® ended in August 2004. See “Risks Related to our Business—Loss of revenues from Ferrlecit®, a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows.”

We market our brand products through 333 sales professionals within the aforementioned specialized sales and marketing groups. Each of our sales and marketing groups focuses on physicians who specialize in the diagnosis and treatment of particular medical conditions and each group offers products to satisfy the unique needs of these physicians. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. We generally sell our brand products under the “Watson Pharma” and the “Oclassen® Dermatologics” labels.

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

Our portfolio of brand pharmaceutical products includes the following products, which represented 91% of total brand product net revenues in 2005:

Watson Brand Product	Active Ingredient	Therapeutic Classification
Actigall®	Ursodiol	Dissolution of gallstones
Androderm®	Testosterone (transdermal patch)	Male hormone replacement
Condylox®	Podofilox	Genital warts
Cordran®	Flurandrenolide	Anti-inflammatory and antipruritic
Ferrlecit®	Sodium ferric gluconate in sucrose injection	Hematinic
Fioricet®	Butalbital, caffeine and acetaminophen	Barbiturate and analgesic
Fiorinal®	Butalbital, caffeine and aspirin	Barbiturate and analgesic
INFeD®	Iron dextran	Hematinic
Norco®	Hydrocodone bitartrate & acetaminophen	Analgesic
Norinyl®	Norethindrone and ethinyl estradiol	Oral contraceptive
Nor-QD®	Norethindrone	Oral contraceptive
Oxytrol®	Oxybutnin (transdermal patch)	Overactive bladder
Trelstar® Depot	Triptorelin pamoate injection	Prostate cancer
Trelstar® LA	Triptorelin pamoate injection	Prostate cancer
Tri-Norinyl®	Norethindrone and ethinyl estradiol	Oral contraceptive

Brand Business Development

During 2005, we launched Trelstar® (triptorelin pamoate for injectible suspension), 30-day and 90-day products indicated for the palliative treatment of advanced prostate cancer. Also in 2005, we launched Oxytrol® (oxybutynin transdermal system) through license and distribution agreements in Australia and in the United Kingdom and several European countries we launched our oxybutynin transdermal system where it is marketed under the trade name Kentera®. Oxytrol® (Kentera®) is a transdermal patch for the treatment of overactive bladder, with symptoms of urge urinary incontinence, urgency, and frequency. Oxytrol® was originally launched in the U.S. market in 2003.

Strategic Alliances and Collaborations

The Company holds a 50% interest in Somerset Pharmaceuticals, (“Somerset”) our joint venture with Mylan Laboratories, Inc. In February 2006, the FDA granted final approval for Emsam® , a selegiline patch for the treatment of depression being developed by Somerset. Somerset has an agreement with Bristol-Myers Squibb (“BMS”), whereby BMS has exclusive distribution rights to commercialize Emsam® in the U.S. and Canada. Somerset received a milestone payment upon the approval of Emsam® and will receive further payments on launch and achievement of certain sales levels. Somerset will supply EmSam® to Bristol Myers-Squibb and receive royalties on product sales. (See our “Government Regulation and Regulatory Matters” section for a description of the process for obtaining FDA approval of products.)

During 2005, we continued our generic product development alliance with Cipla Ltd. (“Cipla”), the second largest pharmaceutical company in India. Under the terms of the agreement announced in November 2003, Watson is responsible for pursuing regulatory approvals for all developed products and has exclusive U.S. marketing rights for the products. Cipla is responsible for development and manufacturing of products under the terms of the agreement. In the fourth quarter of 2004, we obtained FDA approval of our ANDA for Citalopram, the first product approval realized by our collaboration with Cipla.

Financial Information About Segments

Watson evaluates the performance of its Brand and Generic business segments based on net revenues, gross profit and net contribution. Summarized net revenues, gross profit and contribution information for each of the last three fiscal years is presented in Note 11 in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

Research and Development

We devote significant resources to the research and development of brand and generic products and proprietary drug delivery technologies. We incurred research and development expenses of $125.3 million in 2005, $134.2 million in 2004 and $102.1 million in 2003. Our research and development strategy focuses on the following product development areas:

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

As of December 31, 2005, we maintained research and development facilities in Corona, California; Danbury, Connecticut; Copiague, New York; Malmo, Sweden; Salt Lake City, Utah; and Changzhou City, People’s Republic of China.

We are presently developing a number of brand and generic products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs.

Customers

We sell our brand and generic pharmaceutical products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. In recent years, this distribution network has undergone significant consolidation, marked by mergers and acquisitions among wholesale distributors and large retail drug store chains. As a result, a small number of large, wholesale distributors and large chain drug stores control a significant share of the market. We expect that consolidation of drug wholesalers and retailers may adversely impact pricing and create other competitive pressures on drug manufacturers.

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The following table illustrates those customers and the respective percentage of our net revenues for which they account:

Customer	2005	2004	2003
McKesson Corporation	16%	15%	15%
AmeriSourceBergen Corp.	13%	14%	17%
Walgreen Co.	10%	11%	11%
Cardinal Health, Inc.	9%	11%	12%

The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows. See “Risk Relating to Investing in the Pharmaceutical Industry.”

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

Competing in the brand product business requires us to identify and bring to market new products embodying technological innovations. Successful marketing of brand products depends primarily on the ability to communicate their effectiveness, safety and value to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our brand product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reevaluate our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities.

Our competitors in brand products include major brand name manufacturers of pharmaceuticals such as Johnson & Johnson, Novartis Pharmaceuticals Corporation (“Novartis”) and Pfizer. Based on total assets, annual revenues and market capitalization, we are considerably smaller than these competitors and other national competitors in the brand product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

We actively compete in the generic pharmaceutical business. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products. Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Barr Laboratories, Inc., Mylan Laboratories, Inc., Mallinckrodt Pharmaceuticals Generics and Sandoz Pharmaceuticals. See “Risks Related to Our Business—The pharmaceutical industry is highly competitive.”

Manufacturing, Suppliers and Materials

We manufacture many of our own finished products at our plants in Corona, California; Carmel, New York; Copiague, New York; Salt Lake City, Utah; Phoenix, Arizona; and Humacao, Puerto Rico. As part of an ongoing effort to optimize our manufacturing operations, we announced plans in October 2005 to consolidate certain of our solid dosage manufacturing operations. As a result, we have begun the transfer of products from our Humacao, Puerto Rico facility to our Carmel, New York and Corona, California sites and plan to discontinue operations at our Puerto Rico facility within the next 15 to 21 months.

In December 2005, we acquired a solid dosage manufacturing facility in Goa, India. This facility is currently undergoing FDA qualification upgrades to ultimately produce current Good Manufacturing Practices (“cGMP”) compliant products for the U.S. market.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Our Corona, California facility is currently subject to a consent decree of permanent injunction. See “Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” See also “Item 3. Legal Proceedings—FDA Matters.”

For certain of our products, we contract with third parties for the manufacture of the products, some of which are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues, such as Ferrlecit®, bupropion hydrochloride sustained-release tablets and a number of our oral contraceptive products. Third-party manufactured products accounted for approximately 51%, 48% and 41% of our product net revenues in 2005, 2004 and 2003, respectively, and 58%, 50% and 48% of our gross profit in 2005, 2004 and 2003, respectively.

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

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our brand business. Our success with our brand products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented.

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

Government Regulation and Regulatory Matters

All pharmaceutical manufacturers, including Watson, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Consequently, there is always the risk the FDA or another applicable agency will not approve our new products, or the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations. See “Risks Related to Our Business—If we are unable to successfully develop or commercialize new products, our operating results will suffer” and “—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.”

All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. There are generally two types of applications for FDA approval that would be applicable to our new products:

•       New Drug Application (“NDA”).   We file a NDA when we seek approval for drugs with active ingredients and/or with dosage strengths, dosage forms, delivery systems or pharmacokinetic profiles that have not been previously approved by the FDA. Generally, NDAs are filed for newly developed brand products or for a new dosage form of previously approved drugs.

•       ANDA.   We file an ANDA when we seek approval for off-patent, or generic equivalents of a previously approved drug.

The process required by the FDA before a previously unapproved pharmaceutical product may be marketed in the U.S. generally involves the following:

•       preclinical laboratory and animal tests;

•       submission of an investigational new drug application (“IND”), which must become effective before clinical trials may begin;

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

FDA approval of an ANDA is required before we may begin marketing an off-patent or generic equivalent of a drug that has been approved under a NDA, or a previously unapproved dosage form of a drug that has been approved under a NDA. The ANDA approval process generally differs from the NDA approval process in that it does not typically require new preclinical and clinical studies; instead, it relies on the clinical studies establishing safety and efficacy conducted for the previously approved NDA drug. The ANDA process, however, typically requires data to show that the ANDA drug is bioequivalent (i.e., therapeutically equivalent) to the previously approved drug. “Bioequivalence” compares the bioavailability of one drug product with another and, when established, indicates whether the rate and extent of absorption of a generic drug in the body are substantially equivalent to the previously approved drug. “Bioavailability” establishes the rate and extent of absorption, as determined by the time dependent concentrations of a drug product in the bloodstream needed to produce a therapeutic effect. Once submitted, the ANDA drug development and approval process generally takes less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product.

Supplemental NDAs or ANDAs are required for, among other things, approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted or other requirements are satisfied.

To obtain FDA approval of both NDAs and ANDAs, our manufacturing procedures and operations must conform to FDA quality system and control requirements generally referred to as cGMP, as defined in Title 21 of the U.S. Code of Federal Regulations. These regulations encompass all aspects of the production process from receipt and qualification of components to distribution procedures for finished products. They are evolving standards; thus, we must continue to expend substantial time, money and effort in all production and quality control areas to maintain compliance. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements.

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

Our Corona, California facility is currently subject to a consent decree of permanent injunction. See “Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” See also “Item 3. LEGAL PROCEEDINGS.”

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, ANDAs or other product application enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us. See “Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.”

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

Government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmacy Assistance Programs established according to statute, government regulations and policy. Federal law requires that all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid, must pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. The required per-unit rebate is currently 11% of the average manufacturer price for products marketed under ANDAs. For products marketed under NDAs, manufacturers are required to rebate the greater of 15.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period. In some states, supplemental rebates are additionally required as a condition of including the manufacturer’s drug on the state’s Preferred Drug List.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) requires that manufacturers report data to the Centers for Medicare and Medicaid Services (“CMS”) on pricing of drugs and biologicals reimbursed under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service, and in general are not self-administered. Effective January 1, 2005, average selling price (“ASP”) became the basis for reimbursement to physicians and suppliers for drugs and biologicals covered under Medicare Part B, replacing the average wholesale price (“AWP”) provided and published by pricing services. In general, Watson must comply with all reporting requirements for any drug or biological that is separately reimbursable under Medicare. Watson’s Ferrlecit®, InFed® and Trelstar® products are reimbursed under Medicare Part B and, as a result, the Company provides ASP data on these products to CMS on a quarterly basis.

Under Part D of the MMA, beginning January 1, 2006, Medicare beneficiaries will be eligible to obtain subsidized prescription drug coverage from private sector providers. It is difficult to predict the impact the Medicare prescription drup coverage benefit will have on pharmaceutical companies. Usage of pharmaceuticals may increase as a result of the expanded access to medicines afforded by the new Medicare prescription drug benefit. However, such potential sales increases may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers who will negotiate on behalf of Medicare beneficiaries.

There has been enhanced political attention, governmental scrutiny and litigation at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. See “Risks Related to Our Business—Investigations of the calculation of average wholesale prices may adversely affect our business.” See also “Item 3. LEGAL PROCEEDINGS.”

In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as Health Maintenance Organizations (“HMOs”) and Managed Care Organizations (“MCOs”), authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payers increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations, financial condition and cash flows. Due to the uncertainty surrounding reimbursement of newly approved pharmaceutical products, reimbursement may not be available for some of our products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, those products.

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

As part of the MMA, companies are required to file with the Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.

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

Employees

As of December 31, 2005, we had 3,844 employees. Of our employees, approximately 422 are engaged in research and development, 1,530 in manufacturing, 873 in quality assurance and quality control, 518 in sales and marketing, and 501 in administration. The Company has one labor union contract covering approximately 57 employees in Sweden. We believe our relations with our employees are good.

ITEM 1A.   RISK FACTORS

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

We caution the reader that these statements are based on certain assumptions, risks and uncertainties, many of which are beyond our control. In addition, certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the risks and uncertainties discussed under the Section entitled “Risks Related to Our Business,” and other risks and uncertainties detailed herein and from time to time in our SEC filings, may affect our actual results.

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

•       developing and commercializing a new product is time consuming, costly and subject to numerous factors, including legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

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

Developing and commercializing brand pharmaceutical products is more costly than generic products. During 2005, we increased our planned expenditures for the development and marketing of our brand business. During 2006 and thereafter, we may further increase the amounts we expend for our brand business segment. For example, we plan to initiate Phase III clinical studies during 2006 on our next generation Oxytrol® product and will incur ongoing expenditures for the Phase III clinical studies on our silodosin product for treatment of benign prostatic hyperplasia. We cannot be sure these business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business, which would adversely affect our results of operations and financial condition.

Our gross profit may fluctuate from period to period depending upon our product sales mix, our product pricing, and our costs to manufacture or purchase products.

Our future results of operations, financial condition and cash flows depend to a significant extent upon our brand and generic product sales mix. Our sales of brand products tend to create higher gross margins than our sales of generic products. As a result, our sales mix (the proportion of total sales between brand products and generic products) will significantly impact our gross profit from period to period. During 2005, sales of our brand products and generic products accounted for approximately 24% and 76%, respectively, of our net product sales. During that same period, brand products and generic products contributed approximately 38% and 62%, respectively, to our gross profits. Factors that may cause our sales mix to vary include:

•       the amount of new product introductions;

•       marketing exclusivity, if any, which may be obtained on certain brand products;

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

During 2004 we lost regulatory exclusivity on our Ferrlecit® product, which will allow generic applicants to submit ANDAs for Ferrlecit®. In 2005, Ferrlecit® accounted for approximately 9% of our net revenues and 16% of our gross profit. In February 2004, we submitted a Citizen’s Petition to the FDA requesting that the FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied. During the third quarter of 2004, we submitted a second Citizen’s Petition to the FDA requesting that the FDA refuse to accept for substantive review any ANDA referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®. We cannot predict whether the FDA will grant or deny our Citizen’s Petitions or when it may take such action. We believe it will be difficult for a competitor to demonstrate to the FDA that its product is the same as Ferrlecit® and that, in the absence of such a showing, the FDA should require the applicant to submit an NDA supported by clinical studies, independently demonstrating safety and efficacy. However, if a generic version of Ferrlecit® or other competitive product is approved by the FDA and enters the market, our net revenues could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future. If our current and future patent applications are not approved or, if approved, if such patents are not upheld in a court of law if challenged, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished.

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

•       using the Citizen’s Petition process to request amendments to FDA standards;

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

Certain of our competitors have recently challenged our ability to distribute Authorized Generics during the competitors’ 180 day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen’s Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. The FDA and courts that have considered the subject to date have ruled that there is no prohibition in the Federal Food, Drug, and Cosmetic Act against distributing authorized generic versions of a brand drug. However, the Deficit Reduction Act of 2005 added provisions to the Medicaid Rebate Program that, effective January 1, 2007, may have the effect of increasing an NDA holder’s Medicaid Rebate liability if it permits another manufacturer to market an authorized generic version of its brand product. This may affect the willingness of brand manufacturers to continue arrangements, or enter into future arrangements, permitting us to market authorized generic versions of their brand products. If so, or if distribution of authorized generic versions of brand products is otherwise restricted or found unlawful, it could have a material adverse effect on our results of operations, financial condition and cash flows.

From time to time we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain.

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented.

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

We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. Integrating two geographically distant companies can be a time consuming and expensive process. In addition, in connection with acquisitions, we could experience disruption in our business or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between the products or customers of Watson and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

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

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in some of our drug applications, only one supplier of products and raw materials has been identified, even in instances where multiple sources exist. Among others, this includes products that have historically accounted for a significant portion of our revenues, such as Ferrlecit®, bupropion sustained release tablets and a significant number of our oral contraceptive products. From time to time, certain of our outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. To the extent any difficulties experienced by our suppliers cannot be resolved within a reasonable time, and at reasonable cost, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, our profit margins and market share for the affected product could decrease, as well as delay our development and sales and marketing efforts.

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

Based on industry practice, generic product manufacturers, including Watson, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product. As a result, we would be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates, which could adversely affect our financial condition, cash flows and market price of our stock.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payors, including Medicare, Medicaid, HMOs and MCOs, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP’s have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP of certain products, and other improper acts, in order to increase prices and market shares. Additional actions are anticipated. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The cost of insurance, including workers compensation, product liability and general liability insurance, have risen significantly in recent years and may increase in 2006. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

Implementation of enterprise resource planning systems could cause business interruptions and negatively affect our profitability and cash flows.

From time to time, we may implement new enterprise resource planning (“ERP”) systems and software, or upgrades to existing systems and software, to further enhance our operations. Implementation of ERP systems and software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of such implementations, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired product rights and goodwill. As of December 31, 2005, the carrying value of our product rights and other intangible assets was approximately $750 million and the carrying value of our goodwill was approximately $460 million.

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

Goodwill is tested for impairment annually and when events occur or circumstances change that could potentially reduce the fair value of the reporting unit. Impairment testing compares the fair value of the reporting unit to its carrying amount. An impairment, if any, would be recorded in operating income and could have a significant adverse effect on our results of operations and financial condition.

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

Our principal manufacturing facility in Corona, California (which manufactured products representing approximately 17% of our total product net revenues for 2005) is currently subject to a consent decree of permanent injunction. We cannot assure you that the FDA will determine that we have adequately corrected deficiencies at our manufacturing sites (including the one referenced above), that subsequent FDA inspections will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson or its subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could materially harm our operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

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

As part of the MMA, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payors may adversely affect our business.

In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payors increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and may have a material adverse effect on our business, results of operations and financial condition. Additionally, there is uncertainty surrounding the implementation of the provisions of Part D of the MMA. Depending on how such provisions are implemented, reimbursement may not be available for some of Watson’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of, those products and could harm significantly our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results.

The pharmaceutical industry is highly competitive.

We face strong competition in both our generic and brand product businesses. The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of brand products to healthcare professionals in private practice, group practices and MCOs. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national and international competitors in the brand product arena. Most of our competitors have been in business for a longer period of time than Watson, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.

Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which would result in lower gross margins. This is particularly true in the case of certain Asian and other overseas competitors, who may be able to produce products at costs lower than the costs of domestic manufacturers. If we experience substantial competition from Asian or other overseas competitors with lower production costs, our profit margins will suffer.

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

For the year ended December 31, 2005, our four largest customers accounted for 16%, 13%, 10% and 9% respectively, of our net revenues. The loss of any of these customers could materially adversely affect our business, results of operations, financial condition and our cash flows. In addition, none of our customers are party to any long-term supply agreements with us, and thus are able to change suppliers freely should they wish to do so.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We conduct our operations using a combination of owned and leased properties. We believe that these facilities are suitable for the purposes for which we use them.

Our owned properties consist of facilities used for research and development (“R&D”), manufacturing, distribution (including warehousing and storage) and administrative functions. The following table provides a summary of locations of our significant owned properties:

Location	Primary Use	Segment
Carmel, New York	Manufacturing	Generic
Changzhou City, Peoples Republic of China	Manufacturing, R&D	Generic
Coleraine, Northern Ireland	Manufacturing	Generic
Copiague, New York	Manufacturing, R&D	Generic
Corona, California	Manufacturing, R&D, Administration	Generic/Brand
Goa, India	Manufacturing	Generic
Gurnee, Illinois	Distribution	Generic/Brand
Humacao, Puerto Rico	Manufacturing	Generic
Phoenix, Arizona	Manufacturing	Generic/Brand
Salt Lake City, Utah	Manufacturing, R&D	Generic/Brand

Properties that we lease are primarily located throughout the U.S. and include R&D, manufacturing support, distribution (including warehousing and storage), sales and marketing, and administrative facilities. The following table provides a summary of locations of our significant leased properties:

Location	Primary Use	Segment
Brewster, New York	Distribution	Generic/Brand
Malmo, Sweden	R&D	Generic/Brand
Morristown, New Jersey	Sales and Marketing, Administration	Generic/Brand
Mt. Prospect, Illinois	Manufacturing support	Generic/Brand
Shanghai, Peoples Republic of China	Sales and Marketing, Administration	Generic

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2006. However, we continue to evaluate the purchase or lease of additional properties, as our business requires.

ITEM 3.                LEGAL PROCEEDINGS

Phen-fen litigation.   Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (“Rugby”) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of March 8, 2006, approximately 35 cases were pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (“Aventis”, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi Aventis) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company. Additionally, Watson may have recourse against the manufacturing defendants in these cases.

Cipro® Litigation.   Beginning in July 2000, a number of suits were filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. As of March 8, 2006, approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiff purchasers and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The defendants have moved to transfer the appeal to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. The plaintiffs have opposed the motion to transfer. As of March 8, 2006, the appellate court had not ruled on the motion or the pending appeal. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in Wisconsin and New York have dismissed the actions. Plaintiffs have appealed the dismissals. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On April 13, 2005, the Superior Court granted the parties’ joint application to stay the California case pending the outcome of the appeal of the consolidated case. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions. Discovery is ongoing.

Governmental Reimbursement Investigations and Drug Pricing Litigation   In November 1999, Schein Pharmaceutical, Inc., now known as Watson Pharma, Inc. (“Watson Pharma”) was informed by the U.S. Department of Justice that Watson Pharma, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. Watson Pharma has not been served in the qui tam action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal and, at this time, no details are available concerning, among other things, the various theories of liability against

Watson Pharma or the amount of damages sought from it. The Company believes that the qui tam action relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam action may seek to recover damages from Watson Pharma based on its price reporting practices. Watson Pharma subsequently also received and responded to notices or subpoenas from the Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided into two groups. The Company and its named subsidiaries are contained in a large group of defendants that currently is proceeding through the pretrial discovery phase, while certain other defendants, referred to as the “first-tier” defendants, are scheduled to proceed on a more expedited basis. The court has granted class certification with respect to the first-tier defendants.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by the Attorneys General of numerous states, including Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona and Missouri. State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case no. 054-2486, Missouri Circuit Court of St. Louis. These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported average wholesale price or wholesale acquisition cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. These cases, some of which have been removed to federal court, are in their early stages of pleadings. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served.

On August 4, 2004, the City of New York filed an action in the United States District Court for the Southern District of New York against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and a corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint includes as plaintiffs the City of New York and 40 New York counties. On January 30, 2006, the Company was named as a defendant in a similar case filed by Nassau County, New York, which has been removed to federal court (County of Nassau v. Abbott Laboratories, et al., Civil Action No. 05-10179-PBS, United States District Court for the District of Massachusetts). On March 2, 2006, the company filed a Motion to Dismiss the complaints in these two cases. On March 8, 2005, the Company was named as a defendant in a similar case filed by Erie County, New York (County of Erie v. Abbott Laboratories, Inc., et al., Index Number 2005-2439, New York Supreme Court for Erie County). A responsive pleading on that case is required to be filed on or before March 10, 2006. Additional actions by other states, cities and/or counties are anticipated.

These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.   In May 2002, Watson reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company’s Corona facility. The consent decree applies only to the Corona facility and not other manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with the FDA’s cGMP regulations. Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, January 2005, and January 2006, respectively, the first, second, third and fourth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.   Beginning in November 2003, several securities class action lawsuits were commenced in the United States District Court for the Central District of California against Watson and certain of its present and former officers and directors. On February 9, 2004, the federal court issued an order consolidating all of the federal actions (In re: Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM). In addition to the federal consolidated actions, two shareholder derivative actions were filed in California Superior Court for the County of Riverside (Philip Orlando v. Allen Chao, et al., Case No. 403717; and Charles Zimmerman v. Allen Chao, et al, Case No. 403715). These federal and state cases all relate to the drop in the price of the Company’s common stock in November 2001, and allege generally that the Company failed to timely advise investors about matters such as falling inventory valuations, increased competition and manufacturing difficulties, and therefore, the Company’s published financial statements and public announcements during 2000 and 2001 were false and misleading. The shareholder derivative actions were dismissed without prejudice on November 16, 2004. On August 2, 2004, the United States District Court for the Central District of California court granted the defendants’ motion to dismiss the federal consolidated action, and allowed plaintiffs until August 30, 2004 to file an amended complaint. On August 30, 2004, the lead plaintiff in the federal consolidated action notified the court that it did not intend to file an amended complaint in response to the court’s order granting the defendants’ motion to dismiss. On September 2, 2004, the District Court entered a judgment of dismissal in favor of the defendants. On October 1, 2004, one of the non-lead plaintiffs in the consolidated action filed a Notice of Appeal of the dismissal of the action with the United States Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791). The appeal remains pending. The Company believes that it has substantial meritorious defenses and intends to defend the matters vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Department of Health and Human Services Subpoena.   In December 2003, the Company’s subsidiary, Watson Pharma, received a subpoena from the Office of the Inspector General (“OIG”) of the Department of Health and Human Services. The subpoena requested documents relating to physician meetings conducted during 2002 and 2003 related to Watson Pharma’s Ferrlecit® intravenous iron product. Watson Pharma is cooperating with the OIG to provide the requested documents. However, the Company cannot predict what additional actions, if any, may be taken by the OIG, Department of Health and Human Services, or other governmental entities.

Hormone Replacement Therapy Litigation.   Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. As of March 8, 2006, approximately ninety cases were pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 550 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Executive Officers of the Registrant

Below are our executive officers as of March 1, 2006.

Name	Age	Principal Position with Registrant
Allen Chao, Ph.D.	60	Chairman, President and Chief Executive Officer
Edward F. Heimers	59	Executive Vice President, President of Brand Division
Charles P. Slacik	52	Executive Vice President, Chief Financial Officer
James A. Nash	55	Executive Vice President, Technical Operations
David A. Buchen	41	Senior Vice President, General Counsel, and Secretary
Charles D. Ebert, Ph.D.	52	Senior Vice President, Research and Development
David C. Hsia, Ph.D.	61	Senior Vice President, Scientific Affairs
Susan Skara	55	Senior Vice President, Human Resources
Gordon Munro, Ph.D.	59	Senior Vice President, Quality Assurance

Allen Chao, Ph.D.

Allen Chao, Ph.D., age 60, a co-founder of Watson, has been our Chief Executive Officer since 1985 and Chairman since May 1996. Dr. Chao has served as our President since November 2004, and from February 1998 to October 2002. Dr. Chao serves on the Board of Directors of Somerset, a research and development pharmaceutical company, which is fifty percent owned by Watson. He also serves on the Board of Directors of Accuray, Inc., a developer of medical devices for the treatment of cancers. Dr. Chao received a Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1973.

Edward F. Heimers

Edward F. Heimers, age 59, has served as Executive Vice President and President of the Brand Division since May 2005. Prior to joining Watson, Mr. Heimers was Senior Vice President, Marketing for Innovex, a contract sales organization and a division of Quintiles Transnational Corp. from 2000 to 2005. Prior to joining Innovex, he was Senior Vice President, Sales for Novartis from 1996 to 1999. From 1987 to 1996, Mr. Heimers held various positions, including Senior Vice President, Specialty Products and Senior Vice President, Primary Care Marketing and Sales at Sandoz Pharmaceutical Corporation and from 1978 to 1987 held a number of marketing positions at Schering-Plough. Mr. Heimers received his undergraduate degree in Biology from New York University and a Juris Doctor from Syracuse University.

Charles P. Slacik, CPA

Charles P. Slacik, age 52, has served as Executive Vice President and Chief Financial Officer since May 2003. Prior to joining Watson, Mr. Slacik was Senior Vice President and Chief Financial Officer for C.R. Bard, Inc., a medical device company, from 1999 to 2003 and held numerous positions at Wyeth (formerly American Home Products Corporation) from 1981 to 1999. Mr. Slacik received his B.S. in Accounting and Finance from the University of Connecticut.

James A. Nash

James A. Nash, age 55, has served as Executive Vice President, Technical Operations since August 2004. Prior to joining Watson, Mr. Nash was Senior Vice President, Technology Development and Operations, BioPharmaceuticals for Chiron Corporation from 2002 to 2004. Prior to joining Chiron Corporation, he was Senior Vice President, Technical Operations and interim Head of Development for Millennium Pharmaceuticals, Inc. from 2000 to 2002. From 1977 to 2000, Mr. Nash held various positions, including the Vice President, Manufacturing, at Searle Pharmaceuticals, Inc. Mr. Nash received his B.A. in Zoology from University of California, Berkeley and a M.B.A. from the Northwestern University.

David A. Buchen

David A. Buchen, age 41, has served as Senior Vice President, General Counsel and Secretary since November 2002. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Mr. Buchen serves on the Board of Directors of Somerset. Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Charles D. Ebert, Ph.D.

Charles D. Ebert, Ph.D., age 52, has served as our Senior Vice President, Research and Development since May 2000. He served as our Senior Vice President, Proprietary Research and Development from June 1999 to May 2000. Before joining Watson, Dr. Ebert served TheraTech, Inc. as its Vice President, Research and Development from 1987 to 1992 and as its Senior Vice President, Research and Development since 1992. Dr. Ebert serves on the Board of Directors of Somerset. Dr. Ebert received a B.S. in Biology from the University of Utah in 1977 and a Ph.D. in Pharmaceutics from the University of Utah in 1981.

David C. Hsia, Ph.D.

David C. Hsia, Ph.D., age 61, has served as our Senior Vice President, Scientific Affairs since May 1995 and has been a Vice President of Watson since 1985. Dr. Hsia is also co-founder of Watson. He has been involved in the development of pharmaceutical formulations for oral contraceptives, sustained-release products and novel dosage forms for over 20 years. Dr. Hsia received a Ph.D. in industrial and physical pharmacy from Purdue University in 1975.

Susan Skara

Susan Skara, age 55, has served as our Senior Vice President, Human Resources since November 2002. Ms. Skara joined Watson in March 1999 as Vice President, Human Resources, a position she held until her promotion to Senior Vice President in November 2002. Prior to joining Watson, Ms. Skara worked for Apria Healthcare and last held the position of Senior Vice President of Human Resources from November 1996 to June 1998. Ms. Skara received a B.A. in French from California State University, Fullerton.

Gordon Munro, Ph.D.

Gordon Munro, Ph.D, age 59, has served as our Senior Vice President, Quality Assurance since June 2004. Prior to joining Watson, Dr. Munro was the Director of Inspection and Enforcement, at the United Kingdom Medicines and Healthcare Products Regulatory Agency from 1997 to 2004, and from 2002 to 2004, he was also Acting Head of Medicines. From 1970 to 1997, he held various positions, including the Director of Quality and Compliance at GlaxoWelcome. Dr. Munro received a B.S. in Pharmacy and a Masters in Analytical Chemistry from the University of Strathclyde, Scotland, and a Ph.D. in Analytical Chemistry from the Council of National Academy Awards.

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

In accordance with the corporate reorganization we announced in June 2004 to establish two separate business units, we continue our recruiting and interview process to identify a candidate to serve as president of the Generic Division.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “WPI.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Year ended December 31, 2005:
First	$32.60	$27.99
Second	$31.99	$28.47
Third	$36.75	$28.20
Fourth	$36.93	$32.04
Year ended December 31, 2004:
First	$49.19	$41.95
Second	$43.81	$26.67
Third	$30.60	$24.50
Fourth	$33.32	$25.20

As of March 1, 2006, we estimate that there were approximately 3,300 registered holders of our common stock.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

(b) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

There were no purchases of common stock by the Company during the fourth quarter of 2005. We have repurchased approximately 9.4 million shares of our common stock at an aggregate cost of approximately $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board on February 10, 2005 (the “2005 Repurchase”). This completes our stock repurchase program under the 2005 Repurchase authorization.

ITEM 6.                SELECTED FINANCIAL DATA

WATSON PHARMACEUTICALS, INC.

FINANCIAL HIGHLIGHTS(1)

(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003	2002	2001
Operating Highlights:
Net revenues	$1,646,203	$1,640,551	$1,457,722	$1,223,198	$1,160,676
Gross profit(2)	$793,789	$819,757	$833,071	$651,316	$648,467
Operating income(2),(3)	$218,512	$265,940	$338,913	$269,364	$101,319
Net income(2)	$138,233	$150,023	$202,079	$175,033	$115,276
Basic earnings per share	$1.32	$1.37	$1.88	$1.64	$1.09
Diluted earnings per share(4)	$1.21	$1.26	$1.74	$1.63	$1.06
Weighted average shares outstanding:
Basic	104,949	109,174	107,488	106,675	106,130
Diluted(4)	120,021	124,727	120,727	107,367	108,340

	At December 31,
	2005	2004	2003	2002	2001
Balance Sheet Highlights:
Current assets(2)	$1,360,430	$1,370,186	$1,323,489	$913,451	$878,399
Working capital(2)	$1,114,760	$1,114,557	$984,804	$537,986	$633,274
Total assets	$3,080,033	$3,237,483	$3,277,731	$2,659,381	$2,525,016
Total debt	$587,935	$587,653	$722,535	$415,237	$483,805
Deferred tax liabilities	$125,792	$140,959	$143,626	$151,890	$186,145
Total stockholders’ equity	$2,104,241	$2,236,949	$2,052,477	$1,794,201	$1,668,732

(1)          We increased our equity ownership in an investment to a greater than 20% share effective December 2005. Accordingly, the selected consolidated financial data for all periods presented has been prepared as if this investment had been accounted for using the equity method since our initial investment.

(2)          As of January 1, 2003, we reclassified our Steris Laboratories, Inc. and Marsam Pharmaceuticals, Inc. facilities from assets held for disposition to assets held and used. The Company reclassified gross profit, operating income, assets and working capital for the 2001 and 2002 periods to conform to current period presentation, which has no effect on net income, total assets or stockholders’ equity.

(3)          For discussion on comparability of operating income and net income, please refer to financial line item discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

(4)          Diluted earnings per share have been restated for the year ended December 31, 2003 to conform to Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Cautionary Note Regarding Forward-Looking Statements” just preceding this Item in this Form 10-K. In addition, the following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

GENERAL

Watson Pharmaceuticals, Inc. (“Watson”, the “Company” “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development, and administrative facilities primarily in the United States (“U.S.”).

Prescription pharmaceutical products in the U.S. are generally marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. As a result of the differences between the two types of products, we operate and manage our business as two segments: Generic and Brand. As of December 31, 2005, we marketed more than 125 generic pharmaceutical products and more than 20 brand pharmaceutical products.

Commencing January 1, 2005, the Company began to evaluate segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct research and development expenses and selling and marketing expenses. The Company has not reported general and administrative, amortization expense, depreciation expense, total assets, and capital expenditures by segment as such information has not been used by management or accounted for at the segment level. Segment financial data for prior periods have been reclassified to reflect this change in evaluating the associated segment results.

During the fourth quarter of 2005, the Company announced a plan to close its solid dosage manufacturing facility in Puerto Rico as part of an ongoing effort to optimize the capacity utilization the Company’s manufacturing operations. The Company plans to transfer product manufacturing from its Humacao, Puerto Rico facility to its Carmel, New York. and Corona, California sites and discontinue manufacturing operations at the Puerto Rico facility over the next 15 to 21 months. Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with exit or disposal activities will be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, additional cash costs will be recognized in future periods as we transition production to other sites and we incur product transfer, severance and decommissioning costs.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO 2004

Net Revenues

	Years Ended December 31,		Change
	2005	2004	Dollars	%
	($ in thousands):
Generic segment
Generics	$922,591	$946,371	$(23,780)	(2.5)%
Generic oral contraceptives	319,993	293,049	26,944	9.2%
Total generic product sales	1,242,584	1,239,420	3,164	0.3%
Other	4,357	18,591	(14,234)	(76.6)%
Total generic segment net revenues	1,246,941	1,258,011	(11,070)	(0.9)%
Brand segment
Specialty Products	210,060	196,037	14,023	7.2%
Nephrology	179,485	167,758	11,727	7.0%
Total brand product sales	389,545	363,795	25,750	7.1%
Other	9,717	18,745	(9,028)	(48.2)%
Total brand segment net revenues	399,262	382,540	16,722	4.4%
Total net revenues	$1,646,203	$1,640,551	$5,652	0.3%

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

Our Generic segment develops, manufactures, markets, sells and distributes products within two product lines: Generics and Generic Oral Contraceptives (“Generic OC’s”).

Our Generics product line includes oral dosage products used for a variety of applications including pain medication, the treatment of depression, anti-hypertensives, gum-based and transdermal products to aid in smoking cessation as well as injectible products.

Sales from our Generics product line during the year ended December 31, 2005 decreased $23.8 million or 2.5% over sales from the prior year. This decrease in sales was mainly attributable to price declines particularly on nicotine gum related to the entry of a competitor in that product line in December 2004 which was partially offset by the launch of several products since the third quarter of 2004.

Sales from our Generic OC product line during the year ended December 31, 2005 increased $26.9 million or 9.2% over sales from the prior year. Increased unit sales of oral contraceptives were generated for the majority of our products within our Generic OC product line during 2005.

The decrease in other revenues in the year ended December 31, 2005 within the Generics segment was primarily related to the absence of royalty payments from Aventis Pharmaceuticals (“Aventis”—formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi-Aventis) in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets. Several companies launched competitive products into the ciprofloxacin market during the second half of 2004.

We expect total net revenues in the Generic segment in 2006 to range between $1.4 billion and $1.5 billion as a result of new product launches, including the introduction of pravastatin sodium tablets through a distribution agreement with Bristol-Myers Squibb Company (“BMS”) and other third party manufactured products (“Authorized Generics”) which typically result in lower margins.

Brand Segment

Our Brand segment develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology.

Our Specialty Products product line includes urology, anti-hypertensive, psychiatry, pain management and dermatology products and a genital warts treatment.

Our Nephrology product line consists of products for the treatment of iron deficiency anemia and is generally marketed to nephrologists and dialysis centers. The major product within the Nephrology product line is Ferrlecit®, which is used to treat low iron levels in patients undergoing hemodialysis in conjunction with erythropoietin therapy.

The $14.0 million or 7.2% increase in sales from our Specialty Products product line for the year ended December 31, 2005, as compared to the prior year, was primarily attributable to sales of our Trelstar® Depot and Trelstar® LA (collectively “Trelstar®”) products launched earlier this year for the palliative treatment of advanced prostate cancer.

Sales from our Nephrology product line increased $11.7 million or 7.0% due to an increase in unit sales of our Ferrlecit® product. For the year ended December 31, 2005 and 2004, Ferrlecit® represented approximately 81% and 80% of sales, respectively, from our Nephrology product line.

The decrease in other revenues in the year ended December 31, 2005 within the Brand segment was primarily related to a decline in activity related to deferred revenue and contract research revenue recognized in the year compared to the prior year.

We expect total net revenues in the Brand segment in 2006 to be slightly below or to remain at 2005 levels.

Gross Profit Margin (Gross Margin)

	Years Ended December 31,
	2005	2004	Change
Overall Consolidated Gross Margin	48.2%	50.0%	(1.8%)
Generic product sales	38.8%	40.0%	(1.2%)
Brand product sales	76.5%	78.8%	(2.3%)
Gross margin on product net sales	47.8%	48.8%	(1.0%)

The decrease in gross margin from our Generic segment for the year ended December 31, 2005 was primarily due to price reductions on certain generic products (particularly nicotine gum).

Gross margin from our Brand segment decreased due to reduced production levels at certain manufacturing facilities resulting in higher unit overhead costs during 2005 as compared to the prior year.

The $23.3 million decrease in other revenues during the year ended December 31, 2005 was also a factor in the reduction of our overall consolidated gross margin as compared to the prior year.

We expect the gross margin on our generic pharmaceutical products as well as our overall consolidated gross margins in 2006 to decline from 2005 levels as a result of the introduction of additional Authorized Generics during 2006. We expect the gross margin on our brand pharmaceutical products in 2006 to be approximately the same as in 2005. Overall consolidated gross margins are expected to be approximately 42% in 2006.

Research and Development Expenses

	Years Ended December 31,		Change
	2005	2004	Dollars	%
	($ in thousands):
Research and development expenses by segment:
Generic	$80,879	$69,269	$11,610	16.8%
Brand	44,384	64,952	(20,568)	(31.7)%
Total research and development expenses	$125,263	$134,221	$(8,958)	(6.7)%
as % of net revenues	7.6%	8.2%

Research and development expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.

Research and development expenses within our Generic segment increased $11.6 million or 16.8% during the year ended December 31, 2005, as compared to the prior year, due to an increase in the number of generic products being developed.

During the year ended December 31, 2004, research and development expenses within our Brand segment included a $10 million milestone payment to Kissei Pharmaceutical Co., Ltd., related to silodosin. In addition, Brand research and development expenses included a $2.2 million restructuring charge in 2004. Cost savings resulting from the refocusing of Brand product development, announced during the second quarter of 2004, also contributed to the reduction in Brand segment research and development expenses for the year ended December 31, 2005.

Research and development investment for 2006 is expected to be approximately 6.5% to 7% of expected total net revenue.

Selling, General and Administrative Expenses

	Years Ended December 31,		Change
	2005	2004	Dollars	%
	($ in thousands):
Selling and marketing expenses by segment:
Generic	$48,914	$43,199	$5,715	13.2%
Brand	113,428	150,011	(36,583)	(24.4)%
Total segment selling and marketing expenses	162,342	193,210	(30,868)	(16.0)%
Corporate general and administrative	98,657	107,999	(9,342)	(8.7)%
Total selling, general and administrative expenses	$260,999	$301,209	$(40,210)	(13.3)%
as % of net revenues	15.9%	18.4%

Selling, general and administrative expenses consist mainly of personnel costs, facilities costs, insurance, depreciation, distribution costs and professional services costs.

Brand segment selling and marketing expenses decreased during the year ended December 31, 2005 as compared to the prior year due mainly to cost savings from the termination of a contract sales force agreement and a $6.3 million restructuring charge taken during the third quarter of 2004. Corporate general and administrative expenses decreased in 2005 compared to the prior year due to higher severance and legal services costs in 2004. Corporate general and administrative expenses were also higher in the prior year period due to costs related to our enterprise resource planning system implementation.

Selling, general and administrative expenses for 2006 are expected to be approximately 14.5 to 15 percent of expected total net revenue.

Amortization

	Years Ended December 31,		Change
	2005	2004	Dollars	%
	($ in thousands):
Amortization	$163,939	$72,287	$91,652	126.8%
as % of net revenues	10.0%	4.4%

The Company’s amortizable assets consist primarily of acquired product rights. The increase in amortization during the year ended December 31, 2005 as compared to the same period of the prior year is primarily due to the acceleration of amortization associated with our Ferrlecit® product rights. Amortization of product rights in 2006 is expected to be approximately the same as in 2005.

Loss on Impairment

	Years Ended December 31,		Change
	2005	2004	Dollars	%
	($ in thousands):
Loss on impairment	$25,076	$46,100	$(21,024)	(45.6)%
as % of net revenues	1.5%	2.8%

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

In the year ended December 31, 2005, we recognized a $25.1 million impairment charge primarily relating to a write-down of our Puerto Rico facility as a result of our decision to close our manufacturing facility in Puerto Rico, transfer product manufacturing to our Carmel, New York and Corona, California sites and discontinue manufacturing operations at our Puerto Rico facility over the next 15 to 21 months.

In the year ended December 31, 2004, we recognized a $46.1 million impairment charge relating to our Tri-Norinyl®  product rights as a result of the announcement of an Abbreviated New Drug Application (“ANDA”) approval and introduction of a generic version of the Tri-Norinyl® oral contraceptive tablets by a competitor in the market.

Loss on Equity Method Investments

	Years Ended December 31,		Change
	2005	2004	Dollars	%
	($ in thousands):
Loss on equity method investments, as restated	$(2,865)	$(6,581)	$3,716	(56.5)%
as % of net revenues	-0.2%	-0.4%

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. In the year ended December 31, 2005 the Company acquired additional common shares in Scinopharm Taiwan, Ltd. (“Scinopharm”), previously accounted for under the cost method, to an ownership level of approximately 24%. Accordingly, as required by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), loss on equity method investments has been restated for all periods presented to conform to current period presentation.

The loss recorded during the year ended December 31, 2005 and 2004 represents our share of losses incurred by Scinopharm and Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Laboratories, Inc. Loss on equity method investments was higher in 2004 due to higher expenses at Somerset associated with ongoing trials, operational costs and the remaining U.S. Food and Drug Administration (“FDA”) requirements relating to Emsam®, a selegiline patch for the treatment of depression.

Gain on Sale of Securities

	Years Ended December 31,		Change
	2005	2004	Dollars	%
	($ in thousands):
(Loss) gain on sale of securities	$(401)	$5,737	$(6,138)	(107.0)%
as % of net revenues	0.0%	0.3%

The 2005 $0.4 million loss on sale of securities resulted from the sale of our remaining investment in Genelabs Technologies, Inc. (“Genelabs”) for proceeds of $1.4 million. The 2004 gain on sale of securities resulted from the sale of a portion of our investment in the common stock of Andrx Corporation (“Andrx”). For the year ended December 31, 2004, we sold a total of 240,000 shares of Andrx common stock for proceeds of $6.3 million. At December 31, 2005, we held approximately 607,000 shares of Andrx common stock at a fair value of $10.0 million with a gross unrealized gain of $8.4 million.

Interest Expense

	Years Ended December 31,		Change
	2005	2004	Dollars	%
	($ in thousands):
Interest expense—convertible contingent senior debentures due 2023 (“CODES”)	$12,605	$13,777	$(1,172)	(8.5)%
Interest expense—senior unsecured notes issued in May 1998 (“1998 Senior Notes”)	1,021	3,106	(2,085)	(67.1)%
Interest and fees on credit facility	1,479	1,702	(223)	(13.1)%
Change in derivative value	(756)	(3,423)	2,667	(77.9)%
Interest expense—other	175	72	103	143.1%
Total interest expense before capitalized interest	14,524	15,234	(710)	(4.7)%
Capitalized interest	—	(1,904)	1,904	0.0%
Interest expense	$14,524	$13,330	$1,194	9.0%
as % of net revenues	0.9%	0.8%

Interest expense increased for the year ended December 31, 2005 over the prior year due to a smaller decrease in the fair value of the derivative (as described in Note 7 in the accompanying Notes to Consolidated Financial Statements in this Annual Report) and a reduction in the amount of capitalized interest for the year ended December 31, 2005.

Segment Contribution

	Years Ended December 31,		Change
	2005	2004	Dollars	%
	($ in thousands):
Segment contribution
Generic	$356,303	$401,721	$(45,418)	(11.3)%
Brand	149,881	90,605	59,276	65.4%
	$506,184	$492,326	$13,858	2.8%
as % of net revenues	30.7%	30.0%

Generic segment contribution decreased for the year ended December 31, 2005, as compared to the same period of the prior year, primarily due to:

•       Reduced levels of other revenue related to the absence of royalty payments from Aventis in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets;

•       A reduction in gross margins due to price reductions on certain generic products; and

•       An increase in research and development expenses due to an increase in the number of generic products being developed in the period.

Brand segment contribution increased during the year ended December 31, 2005, as compared to the same period of the prior year, primarily due to:

•       An increase in sales of certain Specialty Products including Oxytrol®;

•       The launch of Trelstar® during 2005;

•       A reduction in research and development expenses as the prior year period included a $10 million milestone payment related to silodosin as well as $2.2 million in restructuring charges; and

•       A reduction in sales and marketing expenses due to the termination of a contract sales force agreement in the third quarter of 2004.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO 2003

Net Revenues

	Years Ended December 31,		Change
	2004	2003	Dollars	%
	($ in thousands):
Generic segment
Generics	$946,371	$699,805	$246,566	35.2%
Generic oral contraceptives	293,049	311,815	(18,766)	(6.0)%
Total generic product sales	1,239,420	1,011,620	227,800	22.5%
Other	18,591	16,404	2,187	13.3%
Total generic segment net revenues	1,258,011	1,028,024	229,987	22.4%
Brand segment
Specialty Products	196,037	236,083	(40,046)	(17.0)%
Nephrology	167,758	160,769	6,989	4.3%
Total brand product sales	363,795	396,852	(33,057)	(8.3)%
Other	18,745	32,846	(14,101)	(42.9)%
Total brand segment net revenues	382,540	429,698	(47,158)	(11.0)%
Total net revenues	$1,640,551	$1,457,722	$182,829	12.5%

Generic Segment

The increase in net revenues from our Generic segment of $227.8 million or 22.5% during 2004 was primarily due to new product launches, including mint nicotine gum, bupropion hydrochloride sustained-release tablets, and nitrofurantoin monohydrate/macrocrystals capsules. Revenues from these products, launched in 2004, were $155.7 million. In addition, a portion of the increase in net generic revenues resulted from a full year sales of products launched in the fourth quarter of 2003. Revenues from products launched in the fourth quarter of 2003 such as glipizide extended-release tablets, additional strengths of oxycodone with acetaminophen tablets and TriNessa™ were $172.7 million and $53.3 million for 2004 and 2003, respectively.

Other revenues increased within the Generics segment from the prior year due to an increase in revenues earned from contract research and development agreements.

Brand Segment

The decrease of $33.1 million or 8.3% in net revenues from our Brand segment during 2004 was primarily due to lower sales of certain products within our Specialty Products group, notably, Nor-QD®, Norco®, and Tri-Norinyl® due to the availability of generic equivalents in the market. A reduction in sales of Androderm® was partially due to back order shipments made in the first quarter of 2003. Together, these products accounted for a reduction in net revenues of $34.1 million in 2004. The aggregate reduction in net revenues from other specialty products was approximately $21.8 million.

The decrease in net revenues within the Specialty Products group was partially offset by the following:

•       An increase in net revenues from our Nephrology group due to an $8.6 million, or 7%, increase in net sales of Ferrlecit®, from $125.4 million in 2003 to $134.0 million in 2004.

•       An increase in net revenues of Oxytrol® sales of $15.8 million, or 71%, to $38.0 million during 2004. Oxytrol® was introduced in April of 2003. The increase in net revenue is primarily due to increasing acceptance of the product as well as the benefit of a full year of sales during 2004.

Other revenues decreased within the Brand segment from the prior year due to the absence of payments during 2004 from a litigation settlement with Aventis. Royalties earned pursuant to the Aventis settlement were $21.0 million during 2003.

Gross Profit Margin (Gross Margin)

	Years Ended December 31,
	2004	2003	Change
Overall Consolidated Gross Margin	50.0%	57.1%	(7.1)%
Generic product sales	40.0%	47.1%	(7.1)%
Brand product sales	78.8%	77.4%	1.4%
Gross margin on product net sales	48.8%	55.7%	(6.9)%

Gross margin on brand products increased slightly in 2004 as the Company enjoyed the benefit of a full year of Oxytrol® sales in 2004. Oxytrol® was introduced in April of 2003.

The decrease in the Company’s overall consolidated gross margins was due to the following:

•       A shift in product mix from brand toward generic products:

Margins on brand products have not changed significantly during 2004. However, the portion of brand sales to total product sales has decreased from 28% in 2003 to 23% in 2004. The increase in consolidated net revenues during 2004 was driven by sales of Authorized Generics such as bupropion hydrochloride sustained-release tablets and TriNessa™, which generally provide lower gross margins than brand products.

•       A shift in product mix within the generic business segment:

A significant portion of the increase in generic net revenues from 2003 to 2004 was due to the introduction of Authorized Generics, which accounted for an increase in net revenues of $201.9 million for the generic business segment.

•       The under absorption of overhead costs at our Miami facility as we curtailed production at the facility in anticipation of its closure in December 2004.

•       The $11.9 million decrease in other revenues. No cost of sales is attributed to other revenue.

Research and Development Expenses

	Years Ended December 31,		Change
	2004	2003	Dollars	%
	($ in thousands):
Research and development expenses by segment:
Generic	$69,269	$53,034	$16,235	30.6%
Brand	64,952	49,049	15,903	32.4%
Total research and development expenses	$134,221	$102,083	$32,138	31.5%
as % of net revenues	8.2%	7.0%

Generic segment research and development expenses increased in 2004 due to expanded development programs and clinical studies. During 2004, we filed 21 ANDAs. We had approximately 100 generic products in development including 33 ANDAs on file as of December 31, 2004.

Brand segment research and development expenses increased in 2004 due to a $10 million milestone payment to Kissei Pharmaceutical Co., Ltd. for the acquisition of certain rights to its product for the treatment of the signs and symptoms of benign prostatic hyperplasia and a $2.2 million restructuring charge recorded in the third quarter of 2004.

Selling, General and Administrative Expenses

	Years Ended December 31,		Change
	2004	2003	Dollars	%
	($ in thousands):
Selling and marketing expenses by segment:
Generic	$43,199	$42,255	$944	2.2%
Brand	150,011	170,100	(20,089)	(11.8)%
Total segment selling and marketing expenses	193,210	212,355	(19,145)	(9.0)%
Corporate general and administrative	107,999	107,846	153	0.1%
Total selling, general and administrative expenses	$301,209	$320,201	$(18,992)	(5.9)%
as % of net revenues	18.4%	22.0%

The decrease in Brand segment selling and marketing expenses during 2004 was mainly due to a cost reduction realized from the termination of our contract sales force agreement with Ventiv Health, Inc. during the third quarter of 2004 and a workforce reduction in our sales and marketing areas resulting from the realignment of our business strategy announced in June 2004. Included in Brand segment selling and marketing expenses is a $6.3 million restructuring charge recorded in the third quarter of 2004.

Amortization

	Years Ended December 31,		Change
	2004	2003	Dollars	%
	($ in thousands):
Amortization	$72,287	$71,874	$413	0.6%
as % of net revenues	4.4%	4.4%

Amortization of acquired product rights increased slightly in 2004 in line with the increase in product right acquisitions during 2004.

Loss on Equity Method Investments

	Years Ended December 31,		Change
	2004	2003	Dollars	%
	($ in thousands):
Loss on equity method investments, as restated	$(6,581)	$(2,059)	$(4,522)	219.6%
as % of net revenues	-0.4%	-0.1%

Our loss on equity method investments in 2004 and 2003 primarily represents our share of losses in Scinopharm and Somerset. In December 2004, Somerset entered into an agreement with BMS for the commercialization and distribution of EmSam™. Loss on equity method investments was higher in 2004 due to higher expenses at Somerset associated with research and operational costs related to the development of Emsam®.

Our share of losses in Scinopharm and the Somerset venture were partially offset by income of $0.8 million and $2.2 million earned from our interest in ANCIRC Pharmaceuticals (“ANCIRC”), a joint venture with Andrx, in 2004 and 2003, respectively.

Loss on Impairment of Assets

	Years Ended December 31,		Change
	2004	2003	Dollars	%
	($ in thousands):
Loss on impairment	$46,100	$—	$46,100	100.0%
as % of net revenues	2.8%	0.0%
Loss on impairment of investments and other assets	$7,858	$35,905	$(28,047)	(78.1)%
as % of net revenues	0.5%	2.5%

During the third quarter of 2004, we recognized a $46.1 million impairment charge relating to our Tri-Norinyl® product rights as a result of a competitor’s announcement of an ANDA approval for, and introduction of, a generic version of our Tri-Norinyl® oral contraceptive product.

During 2004, we recorded investment impairment related charges of $9.8 million related to the write-down of our investments in various securities, net of a $5.4 million gain from the sale of Halsey Drug Co., Inc. (“Halsey”) note receivable and a $3.4 million impairment charge from the write-down of the Marsam manufacturing facility. For more information on loss on impairment of investments and other assets, refer to Note 8 in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

Impairment charges during 2003 related primarily to write downs of various securities. We recorded the following impairment charges in 2003:

•       $1.2 million related to our investment in Amarin Corporation plc (“Amarin”) due to an “other than temporary” change in the fair value of the Amarin shares.

•       $13.0 million related to our investment in Genelabs due to an “other than temporary” change in the fair value of the Genelabs shares.

•       $4.1 million related to our investment in Trylon Corporation (“Trylon”), a privately held company due to an “other than temporary” change in the recoverability of our investment in Trylon.

•       $8.0 million related to our investment in warrants to purchase the common stock of Halsey. The impairment charge represented an adjustment to write the cost basis of the investment down to its fair value of $2.8 million. In addition, we recorded a $9.6 million write down related to our Halsey note receivable.

Gain on Sale of Securities

	Years Ended December 31,		Change
	2004	2003	Dollars	%
	($ in thousands):
Gain on sale of securities	$5,737	$25,876	$(20,139)	(77.8)%
as % of net revenues	0.3%	1.8%

The 2004 gain on sale of securities primarily resulted from the sale of a portion of the Company’s investment in the common stock of Andrx. We sold 240,000 shares of Andrx common stock and received proceeds of $6.3 million from the sale. At December 31, 2004, we held approximately 607,000 shares of Andrx common stock at a fair value of $13.3 million with a gross unrealized gain of $11.7 million.

In 2003, we sold 689,600 shares of Andrx common stock and our entire holdings (1.0 million shares) of Dr. Reddy common stock. The aggregate proceeds and the related gains from the sales were $42.8 million and $25.9 million, respectively.

Loss on Early Extinguishment of Debt

	Years Ended December 31,		Change
	2004	2003	Dollars	%
	($ in thousands):
Loss on early extinguishment of debt	$17,752	$2,807	$14,945	532.4%
	1.1%	0.2%

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

Interest Expense

	Years Ended December 31,		Change
	2004	2003	Dollars	%
	($ in thousands):
Interest expense—CODES	$13,777	$10,084	$3,693	36.6%
Interest expense—1998 Senior Notes	3,106	11,063	(7,957)	(71.9)%
Interest and fees on credit facility	1,702	1,548	154	9.9%
Interest on term loan	—	1,330	(1,330)	(100.0)%
Change in derivative value	(3,423)	3,177	(6,600)	(207.7)%
Interest expense—other	72	207	(135)	(65.2)%
Total interest expense before capitalized interest	15,234	27,409	(12,175)	(44.4)%
Capitalized interest	(1,904)	(1,601)	(303)	18.9%
Total interest expense	$13,330	$25,808	$(12,478)	(48.3)%
as % of net revenues	0.8%	1.8%

Interest expense decreased as a result of the following:

•       A reduction in our weighted average borrowing rates to 2.6% during the year ended December 31, 2004 from 4.0% during the year ended December 31, 2003 due to the repurchase of $135.9 million of our 1998 Senior Notes between February and May 2004, and the repayment of the outstanding balance of the Company’s then existing term loan and credit facility in 2003.

•       A $6.6 million decrease during 2004 in the fair value of the embedded derivative related to our CODES.

Segment Contribution

	Years Ended December 31,		Change
	2004	2003	Dollars	%
	($ in thousands):
Segment contribution
Generic	$401,721	$397,861	$3,860	1.0%
Brand	90,605	120,772	(30,167)	(25.0)%
	$492,326	$518,633	$(26,307)	(5.1)%
as % of net revenues	30.0%	35.6%

Generic segment contribution increased for the year ended December 31, 2004, as compared to the prior year, due primarily to an increase in sales of certain oral contraceptives and sales of certain generic products launched since the third quarter of 2003. The increase in sales was offset by reduced margins due to the introduction of Authorized Generics, which tend to have lower margins.

Brand segment contribution decreased during the year ended December 31, 2004, as compared to the prior year, primarily due to a decrease in sales of certain Specialty Products, a reduction in other revenues and an increase in Brand segment research and development in 2004.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operations

Watson’s primary source of liquidity is cash from operations. The Company has generated cash flows from operating activities in amounts greater than net income since 2001, primarily driven by increased amortization of our acquired product rights. In 2005, our working capital increased by $203,000 from $1,114.6 million in 2004 to $1,114.8 million in 2005 (See discussion below on changes in working capital). During 2005, cash flows from operations have allowed us to fund our discretionary spending, including our capital spending and a $300.0 million share repurchase program authorized by the Board in February, 2005.

Management expects that 2006 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs. Our cash and short-term investments are available for strategic investments, mergers and acquisitions, and other potential large-scale needs. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Summarized cash flow information is as follows:

	Years Ended December 31,
	2005	2004	2003
	($ in thousands):
Net cash provided by operating activities	$325,503	$308,269	$262,517

Cash flow from operations is expected to be between $325 million and $350 million in 2006.

Changes in Working Capital

Working capital at December 31, 2005 and 2004 is summarized as follows:

			Increase
	2005	2004	(Decrease)
	($ in thousands):
Current Assets:
Cash and cash equivalents	$467,451	$298,653	$168,798
Marketable securities	162,475	381,679	(219,204)
Accounts receivable, net of allowances	333,832	251,459	82,373
Inventories	278,062	321,299	(43,237)
Other	118,610	117,096	1,514
Total current assets	1,360,430	1,370,186	(9,756)
Current liabilities:
Accounts payable and accrued expenses	211,160	192,701	18,459
Other	34,510	62,928	(28,418)
Total current liabilities	245,670	255,629	(9,959)
Working Capital	$1,114,760	$1,114,557	$203
Current Ratio	5.54	5.36

During 2005, we liquidated our entire investment in auction rate securities and $50 million in U.S. Treasury securities matured. Proceeds from the auction rate security liquidation and the U.S. Treasury maturities were deposited in cash and cash equivalents. Purchases of marketable securities are classified as available-for-sale securities and are recorded at fair value based on the quoted market prices. We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and government agency obligations with ratings of A or better, commercial paper and money market funds. Our investments in marketable securities are governed by our investment policy which seeks to preserve the value of our principal, provide liquidity and maximize return on the Company’s investment against minimal interest rate risk.

Accounts receivable was higher at December 31, 2005 primarily due to a higher mix of our generic versus brand receivables. Receivables from generic sales have higher days’ sales outstanding than brand sales. Inventories were lower at December 31, 2005 primarily due to improved management of our inventory levels.

Capital Expenditures

Our capital expenditures are summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	($ in thousands):
Additions to property and equipment	$78,833	$69,209	$151,359
Additions to product rights and other intangibles	3,001	29,838	179,609
	$81,834	$99,047	$330,968

Our capital expenditures include investments to upgrade and expand our property and equipment and thereby expand our production, laboratory, warehouse and distribution capacity. Our objective is to ensure we have the facilities necessary to produce and distribute our current and future products. In 2005, our capital expenditures were primarily incurred to construct our distribution facility in Gurnee, Illinois, support the manufacture of transdermal products in Salt Lake City, Utah, to purchase a manufacturing facility located in Goa, India, and additions of machinery and equipment used at various Watson locations.

The Company periodically makes certain investments in product rights. These consist primarily of certain contingent and scheduled payments related to product right acquisitions. The contingent payments are based on the achievement of certain net sales amounts and other factors. No payments for acquisitions of product rights or under such contingent arrangements were made in 2005. Expenditures during 2005 were recorded for other intangibles which comprised mainly of patent, trademark and other items which are included in product rights and other intangibles on the Company’s Consolidated Balance Sheet.

We expect to spend approximately $70 million for property and equipment additions in 2006. We also expect to pay up to an additional $14 million in milestone payments to Debiopharm S.A. contingent upon the attainment of specified future Trelstar® milestones.

Repurchase of Common Stock

During 2005, we repurchased approximately 9.4 million shares of our common stock at an aggregate cost of approximately $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board on February 10, 2005 (the “2005 Repurchase”). This completes our stock repurchase program under the 2005 Repurchase authorization. The stock repurchase program did not affect our compliance with our debt covenants and did not materially impact the Company’s liquidity.

On February 15, 2006, the Company’s Board of Directors authorized the expenditure of an additional $300.0 million to repurchase shares of the Company’s outstanding common stock. The repurchases will be made in open market or privately negotiated transactions from time to time in compliance with the Securities and Exchange Commission’s (“SEC”) Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. Additionally, the Board has authorized that purchases may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended. A Rule 10b5-1 plan allows Watson to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods. All such purchases must be made in accordance with a pre-defined plan that is established when the plan administrator is not aware of any material non-public information.

Debt and Borrowing Capacity

Our debt and borrowing capacity is summarized as follows:

	2005	2004	Increase (Decrease)
	($ in thousands):
Long-term debt	$587,935	$587,653	$282
Debt to capital ratio	21.8%	20.8%

In March 2003, we issued $575 million of CODES due in 2023. As of December 31, 2005, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

Between February and May 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, or a 12% premium over each note’s face value. We recorded charges of $17.8 million in 2004, related to fees, expenses, unamortized discount, and premiums paid.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “Credit Facility”) to fund working capital and other general corporate purposes. On September 8, 2005, we entered into a Second Amendment to the Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended. On March 6, 2006, we entered into a Third Amendment to the Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock. As of December 31, 2005, the total $300 million under the Credit Facility was available to us. Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. In order to provide subsidiary guarantees in connection with the Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders. We are subject to, and, as of December 31, 2005, were in compliance with financial and operation covenants under the terms of the Credit Facility. The agreement currently contains the following financial covenants:

•        maintenance of a minimum net worth of at least $1.69 billion;

•        maintenance of a maximum leverage ratio not greater than 2.25 to 1.0; and

•        maintenance of a minimum interest coverage ratio of at least 7.0 to 1.0.

At December 31, 2005, our net worth was $2.1 billion and our leverage ratio was 1.32 to 1.0. Our interest coverage ratio for the year ended December 31, 2005 was 30.9 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2005. Some of the amounts included herein are based on management’s estimates and assumption about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands):
Long-term debt	$589,146	$19	$14,127	$—	$575,000
Liabilities incurred for acquisitions of products and businesses	2,504	1,100	472	—	932
Operating lease obligations	39,240	8,214	15,055	4,271	11,700
Total contractual cash obligations	$630,890	$9,333	$29,654	$4,271	$587,632

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

The Company does not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

•       Revenue and Provision for Sales Returns and Allowances

•       Revenue Recognition

•       Inventory Valuation

•       Investments

•       Product Rights

•       Goodwill and Indefinite-Lived Intangible Assets

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available GAAP alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee.

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

All of our marketable securities are classified as available-for-sale and are reported at fair value, based on quoted market prices. The adjustment to fair value is included on the balance sheet in a separate component of stockholders’ equity as unrealized gains and losses and reported as a component of other comprehensive income. No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Goodwill and Indefinite-Lived Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment annually at the end of the second quarter. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. Impairment, if any, would be recorded in operating income and could significantly adversely affect net income and earnings per share.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that items such as abnormal freight, handling costs, and wasted materials (spoilage) be recognized as current period charges rather than as a portion of the inventory cost. Unallocated overheads are to be recognized as an expense in the period in which they are incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. The Company believes that the adoption of SFAS 151 will not have a material effect on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also requires retrospective application to prior period financial statements involving changes in accounting principle unless it is impracticable to determine either the period-specific or cumulative effect of the change. This statement also requires that a change in the method of depreciation, amortization or depletion of long-lived assets be accounted for as a change in accounting estimate that is accounted for prospectively. SFAS 154 also retains many provisions of APB 20 including those related to reporting a change in accounting estimate, a change in the reporting entity and a correction of an error and also carries forward provisions of SFAS 3 governing the reporting of accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS 154 will not have a material effect on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The intrinsic value method as permitted under APB 25 together with the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for attributing compensation cost to reporting periods. SFAS 95 is amended to require excess tax benefits be reported as a financing cash flow rather than as a reduction in taxes paid within the Consolidated Statement of Cash Flows.

In April 2005, the SEC announced an amendment to Regulation S-X to amend the date for compliance with SFAS 123R. The amendment requires each registrant that is not a small business issuer to adopt SFAS 123R in the first fiscal year commencing after June 15, 2005. The Company is required to adopt SFAS 123R beginning January 1, 2006. Adoption of SFAS 123R will have a material impact on our consolidated financial statements, as we will be required to expense the fair value of our stock option awards rather than disclose the pro forma impact on our consolidated net income within the footnotes, as is our current practice. Based on our unvested stock option grants at December 31, 2005, we estimate that the adoption of SFAS 123R will reduce 2006 net income between $0.05 and $0.06 per diluted share. This estimate is based, in part, on a projection of our common stock price and other option valuation assumptions related to potential 2006 stock option grants which are subject to various uncertainties, including our future share-based compensation strategy, stock price volatility, estimated forfeiture rate and employee stock option exercise behavior.

In March 2005, the SEC issued SEC Staff Accounting Bulletin No. 107 (“SAB 107”) which describes the SEC staff position on the application of SFAS 123R. SAB 107 contains interpretive and certain transitional guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations including the SEC’s views regarding the valuation of share-based payment arrangements including assumptions related to expected volatility and expected term, first time adoption of SFAS 123R in an interim period, the modification of certain terms of employee share options prior to the adoption of SFAS 123R and disclosures within Management Discussion and Analysis subsequent to the adoption of SFAS123R. The Company is currently evaluating SAB 107 and its guidance and will be adopting it as part of our adoption of SFAS 123R beginning January 1, 2006.

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

Investment Risk

As of December 31, 2005, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $47.7 million. Of this amount, we had equity-method investments of $35.5 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $10.9 million ($10.0 million that was included in marketable securities and $0.9 million that was included in investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at December 31, 2005, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $2.7 million, $4.4 million and $5.5 million, respectively.

At December 31, 2005, our investment in Andrx consisted of approximately 607,000 shares of Andrx common stock with a cost of $1.6 million and a fair market value of $10.0 million. Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk. The market price of Andrx common shares has been, and may continue to be, volatile. For example, on December 31, 2004, the final trading day of 2004, the closing price of Andrx was $21.83. On December 30, 2005, the final trading day of 2005, the closing price of Andrx was $16.48.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2005 and 2004 and further reflects the volatility of the stock price:

	Andrx
	High	Low
2005, by quarter
First	$24.47	$20.55
Second	$23.38	$19.15
Third	$22.50	$12.74
Fourth	$18.45	$14.35
2004, by quarter
First	$30.87	$23.55
Second	$29.35	$22.24
Third	$28.10	$16.95
Fourth	$23.63	$14.09

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio. Our cash is invested in A-rated money market mutual funds, short-term commercial paper and short-term certificates of deposit. Consequently, our interest rate and principal risk are minimal.

Since 2004, our marketable securities include U.S. Treasury and agency securities classified as available-for-sale securities, with no security having a maturity in excess of two years. These securities are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our 1998 Senior Notes approximated their carrying values on December 31, 2005. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements set forth in Item 15 (a) under the caption “Consolidated Financial Statements and Supplementary Data” as a part of this Form 10-K.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. However, our assessment of the disclosure controls and procedures with respect to the Company’s equity method investees did include an assessment of the controls over the recording of amounts related to our investments that are recorded in our consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting were effective as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2005, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2006 Annual Meeting of Stockholders to be held on May 5, 2006 (our “2006 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee segment of our 2006 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of Watson required under this Item is provided in Part 1 under Item 4 of this report.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2006 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Watson has adopted a Code of Conduct that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is posted on our Internet Website at www.watsonpharm.com. Any person may request a copy of our Code of Ethics by contacting us at 311 Bonnie Circle, Corona, California, 92880, Attn: Secretary. Any amendments to or waivers from the Code of Conduct will be posted on our Website at www.watsonpharm.com under the caption “Corporate Governance” within the Investors section of our Website.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2005, the certifications of its Chief Executive Officer and Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.         EXECUTIVE COMPENSATION

The information concerning executive compensation for Watson required under this Item is incorporated herein by reference from our 2006 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2006 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2006 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2006 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this Annual Report on Form 10-K:

1.                Consolidated Financial Statements and Supplementary Data

2.                Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts	F-38

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

Second Supplement Indenture dated February 20, 2004 between the Company and Wachovia Bank, National Association (formerly known as First Union National Bank), as Trustee, to the indenture and supplemental indenture dated May 18, 1998, is incorporated by reference to Exhibit 4.1 to the Company’s 2003 Form 10-K.

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

Second Amendment to the 2001 Incentive Award Plan of Watson is incorporated by reference to Exhibit 10.4 to the Company’s 2003 Form 10-K.
Third Amendment to the 2001 Incentive Award Plan of Watson, is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2003 Form 10-Q.
Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2005 Form 10-Q.
*10.4

Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement in substantially the form filed and incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K with each of its executive officers, who include Allen Chao, Ph.D., Edward F. Heimers, David Buchen, David C. Hsia, Ph.D., and Susan Skara. A copy of each of these individual’s Key Employee Agreements will be provided to the Staff upon request.

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

Amendment dated February 10, 2005, is incorporated by reference to Exhibit 10.1 to the Company’s February 10, 2005 Form 8-K.
Second Amendment dated September 8, 2005, is incorporated by reference to Exhibit 10.1 to the Company’s September 8, 2005 Form 8-K.
Third Amendment dated March 6, 2006, is incorporated by reference to Exhibit 10.1 to the Company’s March 7, 2006 Form 8-K.
10.12

Resale Registration Rights Agreement dated as of March 7, 2003 among the Company and Lehman Brothers Inc., Morgan Stanley & Co., Incorporated, CIBC World Markets Corp., Wachovia Securities, Inc., Banc of America Securities LLC, Comerica Securities, Inc. and Wells Fargo Securities, LLC., is incorporated by reference to Exhibit 10.16 to the Company’s March 31, 2003 Form 10-Q.

*10.13	Key Employment Agreement entered into as of May 5, 2003 by and between Charlie Slacik and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2003 Form 10-Q.
*10.14	Key Employment Agreement entered into as of August 16, 2004 by and between James Nash and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2004 Form 10-Q.
*10.15

Amendment No. 1 to Watson Pharmaceuticals, Inc. Key Employee Agreement entered into as of December 13, 2004 by and between James Nash and the Company is incorporated by reference to Exhibit 10.15 to the Company’s 2004 10-K.

10.16	2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee or a Consultant is incorporated by reference to Exhibit 10.16 to the Company’s 2004 10-K.

10.17	2001 Incentive Award Plan Notice of Grant and Signature Page for a Director is incorporated by reference to Exhibit 10.15 to the Company’s 2004 10-K.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.
32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

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

WATSON PHARMACEUTICALS, INC.
(Registrant)
		By:	/s/ ALLEN CHAO
Allen Chao, Ph.D.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
		By:	/s/ CHARLES P. SLACIK
Charles P. Slacik
Executive Vice President—Chief Financial Officer
(Principal Financial Officer)
		By:	/s/ R. TODD JOYCE
R. Todd Joyce
Vice President—Corporate Controller and Treasurer
(Principal Accounting Officer)
Date:	March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALLEN CHAO	Chairman, President and	March 10, 2006
Allen Chao, Ph.D.	Chief Executive Officer
/s/ MICHAEL J. FEDIDA	Director	March 10, 2006
Michael J. Fedida
/s/ MICHEL J. FELDMAN	Director	March 10, 2006
Michel J. Feldman
/s/ ALBERT F. HUMMEL	Director	March 10, 2006
Albert F. Hummel
/s/ CATHERINE M. KLEMA	Director	March 10, 2006
Catherine M. Klema
/s/ JACK MICHELSON	Director	March 10, 2006
Jack Michelson

/s/ RONALD R. TAYLOR	Director	March 10, 2006
Ronald R. Taylor
/s/ ANDREW L. TURNER	Director	March 10, 2006
Andrew L. Turner
/s/ FRED G. WEISS	Director	March 10, 2006
Fred G. Weiss

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Watson Pharmaceuticals, Inc.

We have completed integrated audits of Watson Pharmaceuticals, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated financial statements listed in the index on appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Report of Management on Internal Control Over Financial Reporting,” appearing under Item 9A. Controls and Procedures, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
Orange County, California
March 9, 2006

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2005	2004
		Restated
ASSETS
Current Assets:
Cash and cash equivalents	$467,451	$298,653
Marketable securities	162,475	381,679
Accounts receivable, net of allowances for doubtful accounts of $950 and $1,139	333,832	251,459
Inventories	278,062	321,299
Prepaid expenses and other current assets	31,014	26,894
Deferred tax assets	87,596	90,202
Total current assets	1,360,430	1,370,186
Property and equipment, net	436,149	427,377
Investments and other assets	50,318	41,299
Deferred tax assets	25,733	30,280
Product rights and other intangibles, net	751,808	912,746
Goodwill	455,595	455,595
Total Assets	$3,080,033	$3,237,483
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$211,160	$192,701
Income taxes payable	28,789	57,851
Deferred revenue	5,721	5,077
Total current liabilities	245,670	255,629
Long-term debt	587,935	587,653
Deferred revenue	13,891	11,557
Other long-term liabilities	2,504	4,736
Deferred tax liabilities	125,792	140,959
Total liabilities	975,792	1,000,534
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value per share; 2,500 shares authorized; none issued
Common stock; $0.0033 par value per share; 500,000 shares authorized; 111,205 and 109,720 shares outstanding	367	362
Additional paid-in capital	923,619	880,202
Unearned compensation	(9,326)	—
Retained earnings	1,485,100	1,346,867
Accumulated other comprehensive income	4,481	9,518
Treasury stock, at cost; 9,400 and 0 shares held, respectively	(300,000)	—
Total stockholders’ equity	2,104,241	2,236,949
Total liabilities and stockholders’ equity	$3,080,033	$3,237,483

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
		Restated
Net revenues	$1,646,203	$1,640,551	$1,457,722
Cost of sales	852,414	820,794	624,651
Gross profit	793,789	819,757	833,071
Operating expenses:
Research and development	125,263	134,221	102,083
Selling, general and administrative	260,999	301,209	320,201
Amortization	163,939	72,287	71,874
Loss on impairment	25,076	46,100	—
Total operating expenses	575,277	553,817	494,158
Operating income	218,512	265,940	338,913
Other income (expense):
Loss on equity method investments	(2,865)	(6,581)	(2,059)
Loss on impairment of investments and other assets	—	(7,858)	(35,905)
(Loss) gain on sale of securities	(401)	5,737	25,876
Gain on sale of subsidiary	—	—	15,676
Gain on sale of property and equipment	—	1,458	—
Loss on early extinguishment of debt	—	(17,752)	(2,807)
Interest income	19,321	6,616	5,506
Interest expense, net of capitalized interest of $0, $1,904 and $1,601	(14,524)	(13,330)	(25,808)
Other (expense) income	(627)	1,338	(2,065)
Total other income (expense), net	904	(30,372)	(21,586)
Income before income taxes	219,416	235,568	317,327
Provision for income taxes	81,183	85,545	115,248
Net income	$138,233	$150,023	$202,079
Earnings per share:
Basic	$1.32	$1.37	$1.88
Diluted	$1.21	$1.26	$1.74
Weighted average shares outstanding:
Basic	104,949	109,174	107,488
Diluted	120,021	124,727	120,727

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
		Restated
Cash Flows From Operating Activities:
Net income	$138,233	$150,023	$202,079
Reconciliation to net cash provided by operating activities:
Depreciation	42,787	34,379	28,478
Amortization	163,939	72,287	71,874
Provision for inventory reserve	42,192	62,840	53,956
Restricted stock and stock option compensation	2,289	—	—
Loss on impairment of property and equipment	25,076	—	—
Loss on impairment of product rights	—	46,100	—
Loss on impairment of investments and other assets	—	7,858	35,905
Loss on early extinguishment of debt	—	17,752	2,807
Deferred income tax (benefit) provision	(5,362)	13,463	(30,245)
Equity in losses of joint ventures	2,867	6,581	2,059
Loss (gain) on sale of securities	401	(5,737)	(25,876)
Loss (gain) on sale of fixed assets	2,198	(1,458)	—
Gain on sale of subsidiary	—	—	(15,676)
Tax benefits from employee stock plans	3,384	6,430	6,950
Mark to market on derivative	(756)	(3,422)	3,175
Other	(1,519)	1,066	1,858
Changes in assets and liabilities:
Accounts receivable, net	(82,373)	(40,285)	(34,243)
Inventories	1,045	9,254	(99,482)
Prepaid expenses and other current assets	(4,120)	11,581	(1,930)
Accounts payable and accrued expenses	18,459	(24,174)	43,034
Deferred revenue	2,978	(5,448)	13,905
Income taxes payable	(29,062)	(54,131)	438
Other assets	2,847	3,310	3,451
Total adjustments	187,270	158,246	60,438
Net cash provided by operating activities	325,503	308,269	262,517
Cash Flows From Investing Activities:
Additions to property and equipment	(78,833)	(69,209)	(151,359)
Additions to product rights and other intangibles	(3,001)	(29,838)	(179,609)
Additions to marketable securities	(4,178)	(198,696)	(205,714)
Additions to long-term investments	(21,905)	(17,819)	—
Proceeds from sale of property and equipment	—	30,479	—
Proceeds from sales of marketable securities	220,083	72,364	42,770
Proceeds from sale of investments	1,398	5,381	—
Proceeds from sale of subsidiary	—	—	16,368
Distribution from equity investments	2,791	—	13,500
Acquisition of business, net of cash acquired	—	—	(15,099)
Other investing activities, net	—	409	3,479

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

Net cash provided by (used in) investing activities	$116,355	$(206,929)	$(475,664)
Cash Flows From Financing Activities:
Proceeds from issuance of debt, net of issuance costs of $14,375	$—	$—	$560,625
Proceeds from borrowings under revolving credit facility	—	—	60,000
Payments to repurchase 1998 Senior Notes	—	(135,905)	—
Premium paid on 1998 Senior Notes repurchase	—	(17,072)	—
Principal payments on credit facility	—	—	(325,946)
Repurchase of common stock	(300,000)	—	—
Principal payments on long-term debt and other long-term liabilities	(1,484)	(8)	(1,012)
Proceeds from stock plans	28,424	32,255	36,964
Net cash (used in) provided by financing activities	(273,060)	(120,730)	330,631
Net increase (decrease) in cash and cash equivalents	168,798	(19,390)	117,484
Cash and cash equivalents at beginning of period	298,653	318,043	200,559
Cash and cash equivalents at end of period	$467,451	$298,653	$318,043
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest (net of capitalized interest of $0, $1,904 and $1,601 during the years 2005, 2004, and 2003, respectively)	$12,409	$14,607	$16,469
Income taxes, net of refunds	$112,210	$119,503	$132,493

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Unearned	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Captial	Compensation	Earnings	Income (Loss)	Shares	Amount	Total
BALANCE, January 1, 2003, as originally reported	106,879	$353	$797,097	$—	$998,850	$1,984	—	$—	$1,798,284
Adjustment (Notes 2 and 5)	—	—	—	—	(4,085)	2	—	—	(4,083)
BALANCE, January 1, 2003 as restated (Notes 2 and 5)	106,879	$353	$797,097	$—	$994,765	$1,986	—	$—	$1,794,201
Comprehensive income:
Net income, as restated	—	—	—	—	202,079	—	—	—	202,079
Unrealized gains on securities, net of tax	—	—	—	—	—	12,023	—	—	12,023
Reclassification for gains included in net income, net of tax	—	—	—	—	—	261	—	—	261
Translation adjustment	—	—	—	—	—	(1)	—	—	(1)
Total comprehensive income									214,362
Common stock issued under employee stock plans	1,453	4	36,539	—	—	—	—	—	36,543
Tax benefits from exercise of options	—	—	6,950	—	—	—	—	—	6,950
Other	(2)	—	421	—	—	—	—	—	421
BALANCE, December 31, 2003	108,330	$357	$841,007	$—	$1,196,844	$14,269	—	$—	$2,052,477
Comprehensive income:
Net income, as restated	—	—	—	—	150,023	—	—	—	150,023
Unrealized losses on securities, net of tax	—	—	—	—	—	(5,288)	—	—	(5,288)
Reclassification for gains included in net income, net of tax	—	—	—	—	—	354	—	—	354
Translation adjustment	—	—	—	—	—	183	—	—	183
Total comprehensive income									145,272
Common stock issued under employee stock plans	1,390	5	32,250	—	—	—	—	—	32,255
Tax benefits from exercise of options	—	—	6,430	—	—	—	—	—	6,430
Other	—	—	515	—	—	—	—	—	515
BALANCE, December 31, 2004	109,720	$362	$880,202	$—	$1,346,867	$9,518	—	$—	$2,236,949
Comprehensive income:
Net income	—	—	—	—	138,233	—	—	—	138,233
Unrealized losses on securities, net of tax	—	—	—	—	—	(4,657)	—	—	(4,657)
Reclassification for losses included in net income, net of tax	—	—	—	—	—	(253)	—	—	(253)
Translation adjustment	—	—	—	—	—	(127)	—	—	(127)
Total comprehensive income									133,196
Restricted stock grants	315	1	10,870	(10,871)	—	—	—	—	—
Restricted stock expense	—	—	—	1,545	—	—	—	—	1,545
Common stock issued under employee stock plans	1,170	4	28,419	—	—	—	—	—	28,423
Tax benefits from exercise of options	—	—	3,384	—	—	—	—	—	3,384
Repurchase of common stock	—	—	—	—	—	—	(9,400)	(300,000)	(300,000)
Other	—	—	744	—	—	—	—	—	744
BALANCE, December 31, 2005	111,205	$367	$923,619	$(9,326)	$1,485,100	$4,481	(9,400)	$(300,000)	$2,104,241

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Description of Business

Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development and administrative facilities primarily in the United States of America (“U.S.”).

NOTE 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. Certain prior years’ amounts have been reclassified to conform to the current-year presentation.

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The Company’s most significant estimates relate to the determination of allowances for accounts receivable, valuation of inventory balances, the determination of useful lives for intangible assets and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Watson’s actual results could differ materially from those estimates. See additional discussion of Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, senior subordinated notes, $575 million convertible contingent senior debentures (“CODES”) and embedded derivatives related to the issuance of the CODES. The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded are based on quoted market prices. The fair value of investments in privately held companies, or cost-method investments, are based on historical cost, adjusted for any write-down related to impairment. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. The carrying value of these obligations approximates their fair value. The fair value of the embedded derivatives related to the CODES is based on a present value technique using discounted expected future cash flows.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES. These embedded derivatives include certain conversion features and a contingent interest feature. See Note 7 for a more detailed description of these features of the CODES. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at December 31, 2005, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reflected as an adjustment to interest expense.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Included in inventory at December 31, 2005 and 2004 is approximately $6.0 and $17.3 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs associated with internally developed software are accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. The Company capitalizes interest on qualified construction projects. At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts and the related gains or losses are reflected in income.

Depreciation expense is computed principally on the straight-line method, over estimated useful lives of the related assets. The following table provides the range of estimated useful lives used for each asset type:

Computer software / hardware	3-7 years
Machinery and equipment	5-10 years
Research and laboratory equipment	5-10 years
Furniture and fixtures	5-10 years
Buildings and improvements	20-40 years

Leasehold improvements are amortized on the straight-line method over the shorter of the respective initial lease terms or the estimated useful life of the assets, and generally range from five to thirty years.

The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Investments

The Company’s equity investments are accounted for under the equity-method when the Company can exert significant influence and ownership does not exceed 50%. Watson accounts for its joint ventures using the equity-method. Investments in which the Company owns less than a 20% interest and does not exert significant influence are accounted for using the cost-method if the fair value of such investments is not readily determinable. In the year ended December 31, 2005 the Company acquired additional common shares in Scinopharm Taiwan, Ltd. (“Scinopharm”), previously accounted for under the cost method, to an ownership level in excess of 20%. Accordingly, as required by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), investments and other assets, results of operations, cash flows from operating and investing activities and retained earnings have been restated for all periods presented to conform to current period presentation (See Note 5—Investment in Marketable Securities and Other Investments).

Marketable Securities

The Company’s marketable securities consist of U.S. Treasury and agency securities, auction rate securities and equity securities of public-held companies. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as a separate component of stockholders’ equity, net of any related tax effect.

Goodwill, Product Rights and Other Intangible Assets

Goodwill is primarily related to the Company’s acquisitions of Schein in 2000 and The Rugby Group, Inc. in 1998. Goodwill is not amortized, but is tested annually (at the end of the second quarter) for impairment and whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Provisions for Sales Returns and Allowances

When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for chargebacks, rebates, returns, and other sales allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with wholesale and indirect customers. If the historical data and inventory estimates used to calculate these provisions are not indicative of future activity, the Company’s financial position, results of operations and cash flows could be impacted.

Shipping and Handling Costs

The Company records shipping and handling costs in selling, general and administrative expenses. These expenses were $15.8 million, $13.8 million, and $14.2 million in 2005, 2004 and 2003, respectively.

Concentration of Major Customers and Suppliers

For the year ended December 31, 2005, the Company’s four largest customers accounted for 16%, 13%, 10%, and 9%, individually, of the Company’s net revenues. For the year ended December 31, 2004, the Company’s four largest customers accounted for 15%, 14%, 11%, and 11%, individually, of the Company’s net revenues. For the year ended December 31, 2003, the Company’s four largest customers accounted for 17%, 15%, 12%, and 11%, individually, of the Company’s net revenues. No other individual customers accounted for more than 10% of net revenues.

The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the U.S. Approximately 65% and 70% of the accounts receivable balance consists of amounts due from the four largest customers at December 31, 2005 and 2004, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Third-party manufactured products accounted for approximately 51%, 48% and 41% of our product net revenues in 2005, 2004 and 2003, respectively.

Research and Development Activities

Research and development activities are expensed as incurred and consist of self-funded research and development costs and the costs associated with work performed under collaborative research and development agreements. Research and development expenses include direct and allocated expenses. Research and development expenses incurred under collaborative agreements were approximately $10.3 million, $6.0 million, and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $9.4 million, $10.8 million and $14.8 million in years ended 2005, 2004 and 2003, respectively. Advertising costs are included in selling, general and administrative expenses.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could effect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

The Company’s income tax returns are being examined by local taxation authorities in several tax jurisdictions. The Company records a liability for potential tax assessments based on its estimate of potential exposure. New tax laws and interpretations of tax laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, provision for income tax expense is adjusted. Management believes an adequate amount of tax and related interest, if any, has been provided for any adjustments that may result from these examinations.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is comprised of unrealized gains (losses) on its holdings of publicly traded equity securities, net of realized gains included in net income and foreign currency translation adjustments. Comprehensive income has been restated for prior periods for our share of foreign currency translation adjustments related to Scinopharm (see Note 5—Investment in Marketable Securities and Other Investments).

Earnings Per Share (“EPS”)

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

	Years Ended December 31,
	2005	2004	2003
		Restated
Earnings per share—basic
Net income	$138,233	$150,023	$202,079
Basic weighted average common shares outstanding	104,949	109,174	107,488
Earnings per share—basic	$1.32	$1.37	$1.88
Earnings per share—assuming dilution
Net income	$138,233	$150,023	$202,079
Add: Interest expense on CODES, net of tax	7,477	6,587	8,461
Net income, adjusted	$145,710	$156,610	$210,540
Basic weighted average common shares outstanding	104,949	109,174	107,488
Effect of dilutive securities:
Conversion of CODES	14,357	14,357	11,800
Dilutive stock awards	715	1,196	1,439
Diluted weighted average common shares outstanding	120,021	124,727	120,727
Earnings per share—diluted	$1.21	$1.26	$1.74

Stock awards to purchase 6.4 million, 6.6 million and 6.0 million common shares in 2005, 2004 and 2003, respectively, were outstanding but not included in the computation of diluted EPS as the awards were antidilutive.

Stock-based Compensation

The Company accounts for its stock-based employee compensation plans using the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No stock-based employee compensation expense has been recognized for stock options in the accompanying consolidated statements of income, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has elected to use the intrinsic value method under APB 25 as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), subsequently amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) to account for stock options issued to its employees. The Company makes pro forma fair value disclosures required by SFAS 123 which reflect the impact on net income and earnings per share had the Company applied the fair value method of accounting for its stock-based awards to employees. The Company estimates the fair value of its stock-based awards to employees using the Black-Scholes option pricing model. Beginning in the first quarter of 2006, Watson will comply with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) as discussed further in Recent Accounting Pronouncements. The pro forma effects on net income and earnings per share are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
		Restated
Net income	$138,233	$150,023	$202,079
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	973	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,370)	(12,833)	(20,827)
Pro forma net income	122,836	137,190	181,252
Add: Interest expense on CODES, net of tax	7,477	6,587	8,461
Pro forma net income, adjusted	$130,313	$143,777	$189,713
Earnings per share:
Basic—as reported	$1.32	$1.37	$1.88
Basic—pro forma	$1.17	$1.26	$1.69
Diluted—as reported	$1.21	$1.26	$1.74
Diluted—pro forma	$1.09	$1.16	$1.57

The weighted average fair value of the employee stock options and the employee stock purchase plan (“ESPP”) has been estimated on the date of grant using the Black-Scholes option pricing model. Weighted averages are used because of varying assumed exercise dates. Beginning in 2005, the expected volatility assumption used in the Black-Scholes option pricing model changed from being based on historical volatility to being based on implied volatility. The following weighted average assumptions were used for stock options granted during the three years ended December 31,:

	2005	2004	2003
Dividend yield	None	None	None
Expected volatility	23%	33%	35%
Risk-free interest rate	4.16%	3.79%	3.49%
Expected term	5.0 years	5.4 years	5.3 years
Weighted average fair value per share at grant date	$9.27	$11.23	$14.35

The following weighted average assumptions were used for the ESPP during the three years ended December 31,:

	2005	2004	2003
Dividend yield	None	None	None
Expected volatility	24%	30%	37%
Risk-free interest rate	3.90%	3.82%	3.38%
Expected term	6 months	6 months	6 months
Weighted average fair value per share at grant date	$7.11	$8.27	$8.93

On June 29, 2005 the Compensation Committee of the Board of Directors of Watson (“Board”) terminated the ESPP effective January 1, 2006.

On December 15, 2005 the Compensation Committee of the Board approved the accelerated vesting of certain unvested, out-of-the-money stock options having an exercise price of $38.00 or greater. The acceleration of vesting was effective December 15, 2005, for stock options previously awarded to the Company’s employees, including its executive officers under the Company’s equity compensation plans. In connection with the acceleration of vesting terms of these options, the Company recognized an additional $6.9 million, pre-tax non-cash compensation expense on a pro forma basis in accordance with SFAS 123 in the pro forma table above in the year ended December 31, 2005. The acceleration action was taken in order to reduce the impact on future compensation expense of recognizing share based payment transactions within future periods’ consolidated statements of income upon adoption of SFAS 123R on January 1, 2006.

During 2005, the Compensation Committee of the Board authorized and issued restricted stock to the Company’s employees, including its executive officers and certain non-employee directors (the “Participants”) under the Company’s equity compensation plans. The restricted stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options that give Participants the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. Restricted stock awards generally have restrictions eliminated over a one to four year period. Restrictions generally lapse for non-employee directors after one year. Restrictions generally lapse for employees over a two to four year period. During 2005, the Company recorded unearned compensation of approximately $10.9 million as a component of shareholders’ equity, in connection with the restricted stock grants based on the fair market value of our common stock on the respective grant dates. This unearned compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the Participants. Approximately $1.5 million was charged to operations during 2005.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”)  SFAS 151 clarifies that items such as abnormal freight, handling costs, and wasted materials (spoilage) be recognized as current period charges rather than as a portion of the inventory cost. Unallocated overheads are to be recognized as an expense in the period in which they are incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. The Company believes that the adoption of SFAS 151 will not have a material effect on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also requires retrospective application to prior period financial statements involving changes in accounting principle unless it is impracticable to determine either the period-specific or cumulative effect of the change. This statement also requires that a change in the method of depreciation, amortization or depletion of long-lived assets be accounted for as a change in accounting estimate that is accounted for prospectively. SFAS 154 also retains many provisions of APB 20 including those related to reporting a change in accounting estimate, a change in the reporting entity and a correction of an error and also carries forward provisions of SFAS 3 governing the reporting of accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS 154 will not have a material effect on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123, supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The intrinsic value method as permitted under APB 25 together with the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments and the amortization method for attributing compensation cost to reporting periods. SFAS 95 is amended to require excess tax benefits be reported as a financing cash flow rather than as a reduction in taxes paid within the Consolidated Statement of Cash Flows.

In April 2005, the Securities and Exchange Commission (“SEC”) announced an amendment to Regulation S-X to amend the date for compliance with SFAS 123R. The amendment requires each registrant that is not a small business issuer to adopt SFAS 123R in the first fiscal year commencing after June 15, 2005. The Company is required to adopt SFAS 123R beginning January 1, 2006. Adoption of SFAS 123R will have a material impact on our Consolidated Financial Statements, as we will be required to expense the fair value of our stock option awards rather than disclose the pro forma impact on our consolidated net income within the footnotes, as is our current practice. Based on our unvested stock option grants at December 31, 2005, we estimate that the adoption of SFAS 123R will reduce 2006 net income between $0.05 and $0.06 per diluted share. This estimate is based, in part, on a projection of our common stock price and other option valuation assumptions related to potential 2006 stock option grants which are subject to various uncertainties, including our future share-based compensation strategy, stock price volatility, estimated forfeiture rate and employee stock option exercise behavior.

In March 2005, the SEC issued SEC Staff Accounting Bulletin No. 107 (“SAB 107”) which describes the SEC staff position on the application of SFAS 123R. SAB 107 contains interpretive and certain transitional guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations including the SEC’s views regarding the valuation of share-based payment arrangements including assumptions related to expected volatility and expected term, first time adoption of SFAS 123R in an interim period, the modification of certain terms of employee share options prior to the adoption of SFAS 123R and disclosures within Management Discussion and Analysis subsequent to the adoption of SFAS 123R. The Company is currently evaluating SAB 107 and its guidance and will be adopting it as part of our adoption of SFAS 123R beginning January 1, 2006.

NOTE 3—Acquisitions of Products and Businesses

Acquisition of Goa

In October 2005, the Company entered into an asset purchase agreement to purchase a manufacturing facility located in Goa, India (“Goa”) from Dr. Reddy’s Laboratories, Ltd. (“Dr. Reddy”) for total cash consideration of approximately $16.4 million plus acquisition costs. The transaction included a manufacturing facility, machinery and equipment.

Acquisitions of Product Rights

In September 2004, Watson acquired the U.S. and Canadian rights to the Trelstar® product lines from Debiopharm S.A. These products are indicated for the palliative treatment of prostate cancer. The Company paid an initial $19.0 million upfront payment during the fourth quarter of 2004 and is expected to pay an additional $14.0 million in payments upon the attainment of specified milestones. The weighted average useful life assigned to these products is 10 years.

In February 2003, Watson acquired the U.S. rights to the Fioricet® and Fiorinal® product lines from Novartis Pharmaceuticals Corporation (“Novartis”). These products are indicated for the treatment of tension headaches. The Company paid approximately $178 million in cash for the rights to these products. The weighted average useful life assigned to these products is 17 years.

The Company periodically makes certain contingent payments related to product right acquisitions. The contingent payments are based on the achievement of certain net sales amounts and other factors. Total cash payments for such investments in product rights under such contingent arrangements were approximately $0 million and $11.0 million for 2005 and 2004, respectively and were recorded as additions to product rights and other intangibles on the Company’s Consolidated Balance Sheets.

Acquisition of Amarin Development AB

In October 2003, the Company acquired all of the voting equity interest in Amarin Development AB (“ADAB”), a wholly-owned drug development subsidiary of Amarin Corporation plc (“Amarin”). The acquisition included a number of patented, oral controlled-release drug delivery technologies developed and under development by ADAB together with the products it has developed using these technologies, including glipizide extended release tablets, for which Watson received FDA approval for the 10mg and 5mg strength in September 2003. The Company paid approximately $15.1 million in cash for the acquisition of ADAB. ADAB’s results of operations are included in the Company’s Consolidated Statements of Income commencing November 2003.

NOTE 4—Balance Sheet Components

Selected balance sheet components consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Inventories:
Raw materials	$85,983	$109,422
Work-in-process	67,173	70,207
Finished goods	124,906	141,670
Total inventories	$278,062	$321,299
Property and equipment:
Buildings and improvements	$262,780	$227,768
Leasehold improvements	21,751	21,960
Land and land improvements	16,899	12,305
Machinery and equipment	312,851	235,092
Research and laboratory equipment	48,946	39,940
Furniture and fixtures	16,958	15,980
Construction in progress	37,212	94,567
Total property and equipment, at cost	717,397	647,612
Less accumulated depreciation	(281,248)	(220,235)
Total property and equipment, net	$436,149	$427,377
Accounts payable and accrued expenses:
Trade accounts payable	$61,152	$61,820
Accrued payroll and related benefits	43,465	35,679
Accrued third-party rebates	34,339	29,525
Royalties payable	33,629	30,411
Accrued indirect returns	2,722	2,722
Interest payable	3,185	3,365
Other accrued expenses	32,668	29,179
Total accounts payable and accrued expenses	$211,160	$192,701

NOTE 5—Investment in Marketable Securities and Other Investments

	December 31,
	2005	2004
		Restated
	(in thousands)
Marketable securities:
U.S. Treasury and agency securities	$152,467	$198,723
Auction rate securities	—	169,699
Andrx Corporation	10,008	13,257
Total marketable securities	$162,475	$381,679
Investments and other assets:
Investment in equity method investments, as restated	$35,477	$19,228
Cost method investments, as restated	1,256	1,256
Other long-term investments	939	5,322
Other assets	12,646	15,493
Total investments and other assets	$50,318	$41,299

Watson’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, on the Company’s Consolidated Balance Sheets.

The following table provides a summary of the fair value and unrealized gain (loss) related to Watson’s available-for-sale securities (in thousands):

	Cost, Including	Gross Unrealized	Gross Unrealized
At December 31, 2005	Accrued Interest	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury and agency securities	$154,302	$—	$(1,835)	$152,467
Equity securities—current	1,572	8,436	—	10,008
Current	155,874	8,436	(1,835)	162,475
Equity securities—non- current	232	707	—	939
Total	$156,106	$9,143	$(1,835)	$163,414

	Cost, Including	Gross Unrealized	Gross Unrealized
At December 31, 2004	Accrued Interest	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury and agency securities	$198,828	$—	$(105)	$198,723
Auction rate securities	169,699	—	—	169,699
Equity securities—current	1,572	11,685	—	13,257
Current	370,099	11,685	(105)	381,679
Equity securities—non- current	2,032	3,290	—	5,322
Total	$372,131	$14,975	$(105)	$387,001

Gross unrealized gains at December 31, 2005 and 2004 primarily relate to our holdings in shares of Andrx Corporation (“Andrx”) common stock. The gross unrealized loss at December 31, 2005 and 2004 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in U.S. Treasury and agency securities.

The Company’s net unrealized gains related to its available-for-sale securities, decreased $4.9 million for the year ended December 31, 2005. During the year ended December 31, 2004, the Company’s net unrealized gain decreased $4.7 million. During the year ended December 31, 2003, the Company’s net unrealized gain increased $12.3 million. These changes in the Company’s net unrealized gain (loss) on available-for-sale securities are included in other comprehensive income.

Current Investments

The Company’s investments in the common stock of Andrx, publicly traded on the Nasdaq Stock Market under the symbol ADRX, is classified as a current investment and is included in marketable securities on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004.

During the year ended December 31, 2004, Watson sold 240,000 shares of its investment in the common stock of Andrx for proceeds of $6.3 million and recorded a pre-tax gain of $5.7 million. Realized gains are computed using the specific identification method to determine the cost basis for each investment.

Beginning in 2004, the Company invested in U.S. Treasury and agency securities. These investments are classified as available-for-sale and are recorded at fair value based on the quoted market prices. These investments are included in marketable securities on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004.

The contractual maturities of the U.S. Treasury and agency securities consisted of the following (in thousands):

	December 31,
	2005	2004
Mature within one year	$151,418	$49,502
Mature within two years	1,049	149,221
	$152,467	$198,723

At December 31, 2004, included in the Company’s marketable securities are auction rate securities. Auction rate securities are securities with an underlying component of a long-term debt or an equity instrument. These auction rate securities trade or mature on a shorter term than the underlying instrument based on an auction bid that resets the interest rate of the security. The auction or reset dates occur at intervals that are typically less than three months providing high liquidity to otherwise longer term investments.

Non-current Investments

The Company’s investments in the common stock of NovaDel Pharma Inc. and Amarin are classified as other long-term investments and are included in investments and other assets on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004. During the year ended December 31, 2005, Watson sold its remaining investment (3.0 million shares) of common stock of Genelabs Technologies, Inc. (“Genelabs”),  for proceeds of $1.4 million and recorded a pre-tax loss of $0.4 million. The Company wrote off its remaining investment in the Halsey Drug Co., Inc. warrants during the first quarter of 2004.

Investment in Equity Method Investments

The Company’s investments in equity method investments consist primarily of its investments in Scinopharm, joint venture Somerset Pharmaceuticals, Inc (“Somerset”) and joint venture ANCIRC Pharmaceuticals (“ANCIRC”).

During the fourth quarter of 2005 we made an additional $19.4 million investment in the common shares of Scinopharm, a private company that specializes in process research and development and the production of active pharmaceutical ingredients. This additional investment during 2005 increased our ownership percentage to approximately 24%. Accordingly, as required by APB 18, investments and other assets, results of operations, cash flows from operating and investing activities and retained earnings have been retroactively restated to account for our investment in Scinopharm under the equity method for all periods presented. The Company recorded a loss of $1.6 million ($0.01 per diluted share) to reflect our equity share of losses in Scinopharm for 2005. Results of operations have been restated to reflect our equity share of losses in Scinopharm by approximately $1.3 million and $0.8 million in 2004, and 2003, respectively, which represents a reduction in diluted EPS by $0.01 for each of 2004 and 2003. In 2004, the Company made a $15.3 million investment in Scinopharm. For additional information on additional investment in Scinopharm subsequent to December 31, 2005, see Note 14—Subsequent Events.

Somerset, a joint venture in which Watson and Mylan Laboratories, Inc. both hold a fifty percent interest, manufactures and markets the product Eldepryl®, which is used in the treatment of Parkinson’s disease and is also engaged in the development of alternative indications for selegeline (the active compound in Eldepryl®). Somerset obtained an approvable letter in February 2004 for its NDA for

EmSam™, a selegeline patch for the treatment of depression. In December 2004, Bristol-Myers Squibb Company (“BMS”) and Somerset entered into an agreement for the commercialization and distribution of EmSam™. BMS will assume responsibility for future EmSam™ discussions with the FDA. Somerset has received an upfront payment and may receive further milestone payments upon launch and upon achievement of certain sales levels, as well as the reimbursement of certain development costs incurred over the term of the agreement. BMS receives exclusive distribution rights to commercialize EmSam™ in the U.S. and Canada. Somerset will supply EmSam™ to BMS and receive royalties on product sales. On February 28, 2006, the FDA granted Somerset final approval for Emsam®.

The Company recorded a loss from Somerset’s operations of $2.5 million, $6.5 million, and $3.8 million in 2005, 2004, and 2003, respectively. The Somerset joint venture results reported by Watson consist of 50% of Somerset’s earnings and management fees. In 2003, the Company received a dividend of $10 million from Somerset. No other dividends have been received.

ANCIRC is a joint venture in which Watson and Andrx allocate capital contributions, distributions and net income or losses equally. ANCIRC was established for the development, manufacture and sale of bioequivalent controlled-release pharmaceuticals. ANCIRC currently markets and sells one of these products. The Company recorded income from ANCIRC’s operations of $1.0 million in 2005, $0.8 million in 2004 and $2.2 million in 2003. In 2005, the Company received a $2.5 million return of capital from ANCIRC and a $3.5 million return of capital in 2003. No other distributions have been received.

The Company is not required to provide ongoing investments or additional funding to its joint ventures.

Cost-Method Investments

The Company’s cost-method investments consist primarily of investments in common shares of a number of private and public companies where our ownership interest is under 20%.

Other Assets

Other assets include security and equipment deposits and deferred bank fees, net of amortization.

NOTE 6—Goodwill, Product Rights and Other Intangibles

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment annually and written off when impaired, rather than being amortized as previous standards required.

Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. The Company’s reporting units have been identified by Watson as brand and generic pharmaceutical products. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset. During the second quarter of 2005, the Company performed this assessment and determined there was no indication of goodwill impairment.

Goodwill for the Company’s reporting units consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Brand pharmaceutical products	$368,105	$368,105
Generic pharmaceutical products	87,490	87,490
Total goodwill	$455,595	$455,595

There were no additions to goodwill in 2005.

Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Product rights and other related intangibles	$1,269,513	$1,266,512
Less accumulated amortization	(517,705)	(353,766)
Total product rights and related intangibles, net	$751,808	$912,746

Watson’s product rights and related intangible assets include the intangible asset related to the Company’s Ferrlecit® product. Regulatory exclusivity on Ferrlecit® expired in August, 2004. During the fourth quarter of 2004, the Company performed an impairment assessment on its Ferrlecit® product rights and concluded no impairment was to be recognized.

The Company continually evaluates the appropriateness of useful lives assigned to long-lived assets, including product rights. Accordingly, the Company modified the long range cash flow forecast from the Ferrlecit® product rights to reflect current expectations, recent events and circumstances, including its pending Citizen’s Petitions. In consideration of these modified forecasts, the Company accelerated the amortization of Ferrlecit® product rights beginning in the first quarter of 2005 and will continue accelerated amortization until the rights are fully amortized in December 2007.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $164.0 million in each of 2006 and 2007, $53.0 million in each of 2008 and 2009 and $45.0 million in 2010. The Company’s current product rights and related intangibles have a weighted average useful life of approximately fourteen years.

For additional information on acquisitions of product rights, see Note 3—Acquisitions of Products and Businesses, and for additional information on the impairment of product rights, see Note 8—Asset Impairment Charges.

NOTE 7—Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2005	2004
	(in thousands)
CODES, face amount of $575 million, due 2023, net of unamortized discount	$573,849	$573,573
Senior unsecured notes, 7.125% (“1998 Senior Notes”), face amount of $14 million, due 2008, net of unamortized discount	14,054	14,036
Other notes payable	32	44
Total long-term debt	$587,935	$587,653

CODES

In March 2003, the Company issued $575 million of CODES. The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%, excluding changes in the fair value of the contingent interest derivative.  At December 31, 2005 and 2004, the unamortized discount for the CODES was $1.2 million and $1.4 million, respectively.

The CODES are convertible into Watson’s common stock at a conversion price of approximately $40.05 per share (subject to adjustments upon certain events such as (i) stock splits or dividends, (ii) material stock distributions or reclassifications, (iii) distribution of stock purchase rights at less than current market rates or (iv) a distribution of assets or common stock to our shareholders or subsidiaries). The CODES may be converted, at the option of the holders, prior to maturity under any of the following circumstances:

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

•       on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2005;

•       during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2005;

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES. The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum. This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance Sheets in other long-term liabilities. The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES. Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense. The current value of the embedded derivative was $0.9 million and $1.7 million at December 31, 2005 and 2004, respectively.

1998 Senior Notes

In May 1998, Watson issued $150 million of its 1998 Senior Notes. The 1998 Senior Notes are due in May 2008 but may be redeemed earlier under certain circumstances. The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.2%. At December 31, 2005 and 2004, the unamortized discount for the 1998 Senior Notes was $41,000 and $59,000, respectively.

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

Credit Facility

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “Credit Facility”) for working capital and other general corporate purposes. On September 8, 2005, we entered into a Second Amendment to the Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended. On March 6, 2006 we entered into a Third Amendment to the Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock. As of December 31, 2005, the total $300 million under the Credit Facility was available to us. Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. In order to provide subsidiary guarantees in connection with the Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders. The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries. As of December 31, 2005 and 2004, the Company had not drawn any funds from the Credit Facility. Watson is subject to certain financial and operational covenants, all of which, as of December 31, 2005, the Company was in compliance. The Credit Facility agreement currently contains the following financial covenants:

•       maintenance of a minimum net worth of $1.69 billion;

•       maintenance of a minimum interest coverage ratio of at least 7.0 to 1.0;

•       maintenance of a maximum leverage ratio not greater than 2.25 to 1.0.

At December 31, 2005, our net worth was $2.1 billion and our leverage ratio was 1.32 to 1.0.  Our interest coverage ratio for the year ended December 31, 2005 was 30.9 to 1.0.

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

Annual maturities of long-term debt are as follows: $19,000 in 2006, $12,000 in 2007, $14.1 million in 2008, $6,000 in 2009, $0 in 2010 and $575.0 million thereafter.

NOTE 8—Asset Impairment Charges

Impairment of Puerto Rico Facility—Assets Held and Used

During the fourth quarter of 2005, the Company recognized an impairment charge relating to the planned closure of its solid dosage manufacturing facility in Puerto Rico as part of an ongoing effort to optimize the capacity utilization the Company’s manufacturing operations. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company conducted an impairment analysis of the Puerto Rico facility and certain property and equipment located in China to determine if the carrying value was recoverable. Our analysis indicated an impairment charge of $25.1 million was required to reduce the fair value of the Puerto Rico facility to its estimated current market value of $15.6 million and to write down certain property and equipment located in China. Fair value was based on third party offers to sell similar properties, recent transactions by the Company or market values for comparable properties, if available. The Company is in the process of transfering product manufacturing from its Humacao, Puerto Rico facility to its Carmel, New York and Corona, California sites and discontinue manufacturing operations at the Puerto Rico facility over the next 15 to 21 months. Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with exit or disposal activities are recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, additional cash costs will be recognized in future periods as we transition production to other sites and we incur product transfer, severance and decommissioning costs.

Impairment of Product Rights

During the third quarter of 2004, the Company recognized a $46.1 million impairment charge relating to its Tri-Norinyl® product rights as a result of a competitor’s introduction to the market of a generic version. In accordance with SFAS 144, the Company evaluated the recoverability of its Tri-Norinyl® product rights and determined that future estimated undiscounted cash flows were below the carrying amount of the underlying product rights.  As a result of this evaluation, the Company adjusted the carrying value of the Tri-Norinyl® product rights to its estimated fair value of $13.8 million. The Company estimates the fair value of its product rights based on forecasted cash flows, discounted by an interest rate used for evaluating product right acquisitions.

Impairment of Investments and Other Assets

Net losses on impairment of available-for-sale securities, cost-method investments and other assets consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Available-for-sale securities:
Amarin	$—	$1,100	$1,218
Genelabs	—	2,345	13,043
Halsey	—	2,846	7,961
Cost method investments:
Mithra Bioindustry Co., Ltd.	—	2,268	—
Trylon Corporation	—	1,254	4,090
Other assets:
Marsam facility	—	3,426	—
Halsey note receivable	—	—	9,593
Total impairment of investments and other assets	$—	$13,239	$35,905
Gain from sale of Halsey note receivable	—	(5,381)	—
Net impairment of investments and other assets	$—	$7,858	$35,905

SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) requires companies to determine whether a decline in fair value below the amortized cost basis is other than temporary. If a decline in fair value is determined to be other than temporary, SFAS 115 requires the carrying value of the debt or equity security to be adjusted to its fair value.

The Company monitors its investments for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline is other than temporary, the Company evaluates, among other factors:  the duration and extent to which the fair value has been less than the carrying value; the financial condition of and business outlook for the investee, including key operational and cash flow metrics, current market conditions and future trends in the investee’s industry; the investee’s relative competitive position within the industry; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

The declines in value of certain investments during the years ended December 31, 2004 and 2003 were determined to be other than temporary. Accordingly, the Company recorded impairment charges on its investments in both publicly-traded and privately-held companies. Depending on market conditions, the Company may incur additional charges on its investment portfolio in the future.

NOTE 9—Income Taxes

The provision for income taxes consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current provision:
Federal	$75,694	$62,596	$133,596
State	10,851	9,486	11,897
Total current provision	86,545	72,082	145,493
Deferred provision (benefit):
Federal	(5,024)	12,215	(27,601)
State	(338)	1,248	(2,644)
Total deferred provision (benefit)	(5,362)	13,463	(30,245)
Total provision for income taxes	$81,183	$85,545	$115,248

p

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $3.4 million, $6.4 million, and $7.0 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2005	2004	2003
Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9%	2.3%	2.1%
Charitable contributions	(1.6)%	(2.7)%	(1.4)%
Valuation allowance	1.0%	0.6%	0.0%
Other	(0.3)%	1.1%	0.6%
Effective income tax rate	37.0%	36.3%	36.3%

p

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Benefits from net operating loss carryforwards	$11,666	$13,004
Benefits from charitable contribution carryforwards	13,273	13,986
Benefits from tax credit carryforwards	3,955	3,440
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	94,369	95,382
Property, equipment and intangible assets	(97,655)	(134,133)
Investments in joint ventures	(40)	(40)
Non-compete agreement	1,512	3,023
Unrealized holding gains on securities	(2,702)	(5,392)
Other	(31,576)	(6,573)
Total deferred tax liability, gross	(7,198)	(17,303)
Less valuation allowance	(5,265)	(3,174)
Total deferred tax liability, net	$(12,463)	$(20,477)

The Company had net operating loss (“NOL”) carryforwards at December 31, 2005 of approximately $3.2 million for federal income tax purposes and an aggregate of approximately $183 million for state income tax purposes. A valuation allowance has been established due to the uncertainty of realizing certain NOL carryforwards. The valuation allowance, which consists primarily of state NOL’s, was increased in 2005 by state NOL carryforwards which may not be realizable. Due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carryforwards available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur. The Company also has research tax credit carryforwards and minimum tax credits of $3.4 million. The NOL and credit carryforwards will begin to expire in 2006 if not utilized. The charitable contribution carryforwards of approximately $34.5 million will begin to expire in 2006 if not utilized.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend deduction for certain dividends received from controlled foreign corporations. In the fourth quarter of 2005, the Company received cash from a foreign subsidiary and will report an extraordinary dividend of $11 million and a related tax liability of $0.2 million in its 2005 federal income tax return. This amount is currently provided for in the provision for income taxes for 2005 and is included in income taxes payable at December 31, 2005. This distribution does not change the Company’s intention to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries in operations outside the U.S.

The Jobs Creation Act provides a deduction for income from qualified domestic production activities, which will be phased in between 2005 and 2010. The Company expects the net effect of the phase in of this new deduction to result in a net decrease in the effective tax rate for 2006 of approximately six tenths of a percentage point, based on current earnings levels.

Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries of approximately $7.2 million as of December 31, 2005. These amounts have been indefinitely reinvested. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

NOTE 10—Stockholders’ Equity

Preferred stock

In 1992, the Company authorized 2.5 million shares of no par preferred stock. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. Watson has not issued any preferred stock.

ESPP

An ESPP was established for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of Watson common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 15% of their compensation during any offering period for common stock purchases, subject to certain limitations. The ESPP was implemented on January 1, 2002 and is qualified under Section 423 of the Internal Revenue Code. The Board authorized an aggregate of 700,000 shares of the Company’s common stock for issuance under the ESPP. As of December 31, 2005, a total of 471,307 shares have been issued under the plan. On June 29, 2005 the Compensation Committee of the Board terminated the ESPP effective January 1, 2006.

Stock option plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders that authorize the granting of options to purchase the Company’s common shares subject to certain conditions. At December 31, 2005, the Company had reserved 15.3 million of its common shares for issuance upon exercise of options granted or to be granted under these plans. The options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

A summary of the Company’s stock option plans consisted of the following (shares in thousands):

	Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	12,087	$36.05	12,858	$36.14	12,546	$35.28
Granted	1,073	32.54	2,428	31.21	2,548	37.21
Exercised	(1,007)	24.29	(1,247)	22.80	(1,344)	25.39
Cancelled	(959)	36.17	(1,952)	39.49	(892)	41.11
Outstanding, ending	11,194	$36.76	12,087	$36.05	12,858	$36.14
Weighted average fair value of options granted	$9.27		$11.23		$14.35
Options exercisable, end of year	8,096	$39.48	6,663	$36.64	6,250	$34.84

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Life in Years	Exercise Price	Shares	Exercise Price
$13.75 to $28.15	3,507	6.5	$26.20	2,027	$25.72
$28.25 to $37.50	2,940	7.0	$32.58	1,329	$33.07
$37.58 to $48.48	2,835	6.2	$42.21	2,828	$42.21
$48.50 to $69.33	1,912	5.1	$54.50	1,912	$54.50
Total	11,194	6.3	$36.76	8,096	$39.48

Restricted Stock

During 2005, the Compensation Committee of the Board authorized and issued restricted stock to the Company’s Participants under the Company’s equity compensation plans. The restricted stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options that give Participants the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. Watson’s restricted stock awards generally have restrictions eliminated over a one to four year period. Restrictions generally lapse for non-employee directors after one year. Restrictions generally lapse for employees over a two to four year period. During 2005, the Company recorded unearned compensation of approximately $10.9 million as a component of shareholders’ equity, in connection with the restricted stock grants based on the fair market value of our common stock on the respective grant dates. This unearned compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the Participants. Restricted share grant awards for 317,386 shares were issued during 2005 at prices ranging from $30.12 to $35.11. During 2005, 1,901 restricted share awards were forfeited.

Stock Repurchases

We have repurchased approximately 9.4 million shares of our common stock at an aggregate cost of approximately $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board on February 10, 2005. This completes our stock repurchase program under the existing Board authorization. For additional information on share repurchase authorizations subsequent to December 31, 2005, see Note 14—Subsequent Events.

NOTE 11—Operating Segments

Watson has two reportable operating segments: Brand and Generic. The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Company sells its Brand and Generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

Following a formal realignment of our business strategy announced in June 2004, the Company refocused operational resources on three core business areas: Specialty Products, Nephrology and Generic products. The Brand business segment includes products serving the specialty markets in urology and nephrology. The realignment combines the bulk of the Company’s oral contraceptive products (formerly in the Women’s Health division) with certain other generic products (formerly in the General Products division) in an expanded Generic business segment. Prior to July 1, 2004, the Brand products segment included the Company’s lines of Women’s Health, General Products and Nephrology products. Following the realignment, products formerly included in Women’s Health and General Products that have not been included within the expanded Generic business segment are included within the Specialty Products group as part of the Brand segment. All current and prior year results presented have been revised to reflect this realignment. As of January 1, 2005, the Company began to evaluate segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct research and development expenses and selling and marketing expenses. The Company has not reported depreciation expense, total assets, and capital expenditures by segment as such information has not been used by management, or has not been accounted for at the segment level. Segment financial data for prior periods have been revised to reflect this change in evaluating the associated segment results.

The accounting policies of the operating segments are the same as those described in Note 2—Summary of Significant Accounting Policies. The “other” classification for the years ended December 31, 2005 and 2004 consisted primarily of royalties and revenues from research, development and licensing fees. The “other” classification for the year ended December 31, 2003 consisted primarily of contingent payments received from the settlement of a legal dispute and revenues from research, development and licensing fees. Segment net revenues, segment gross profit and segment contribution information for the Company’s Brand and Generic segments, as revised, consisted of the following:

	Years Ended December 31,
	2005			2004			2003
	Generic	Brand	Total	Generic	Brand	Total	Generic	Brand	Total
Product sales	$1,242,584	$389,545	$1,632,129	$1,239,420	$363,795	$1,603,215	$1,011,620	$396,852	$1,408,472
Other	4,357	9,717	14,074	18,591	18,745	37,336	16,404	32,846	49,250
Net revenues	1,246,941	399,262	1,646,203	1,258,011	382,540	1,640,551	1,028,024	429,698	1,457,722
Cost of revenue	760,845	91,569	852,414	743,822	76,972	820,794	534,874	89,777	624,651
Gross profit	486,096	307,693	793,789	514,189	305,568	819,757	493,150	339,921	833,071
Gross margin	39%	77%	48%	41%	80%	50%	48%	79%	57%
Research and development	80,879	44,384	125,263	69,269	64,952	134,221	53,034	49,049	102,083
Selling and marketing	48,914	113,428	162,342	43,199	150,011	193,210	42,255	170,100	212,355
Contribution	$356,303	$149,881	506,184	$401,721	$90,605	492,326	$397,861	$120,772	518,633
Contibution margin	29%	38%	31%	32%	24%	30%	39%	28%	36%
General and administrative			98,657			107,999			107,846
Amortization			163,939			72,287			71,874
Loss on impairment			25,076			46,100			—
Operating income			$218,512			$265,940			$338,913
Operating margin			13%			16%			23%

NOTE 12—Related Parties

The Company has a manufacturing facility in Corona, California, which was leased from the Hsi-Hsiung Hsu Hwa Chao (“Chao Family Trust I”), a related-party, until December 31, 2004. Lease payments were $399,000 and $420,000 in 2004 and 2003, respectively. Following the expiration of the lease in December 31, 2004, the Company acquired this manufacturing facility from the Chao Family Trust I in the amount of $2.4 million.

NOTE 13—Commitments and Contingencies

Facility and Equipment Leases

The Company has entered into operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2005, 2004 and 2003 was $10.6 million, $10.9 million and $12.2 million, respectively.

At December 31, 2005, future minimum lease payments under all non-cancelable operating leases are approximately $8.2 million in 2006, $6.7 million in 2007, $4.7 million in 2008, $3.7 million in 2009, $2.4 million in 2010 and $13.6 million thereafter.

Employee Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all employees. The Company contributes to the plans based upon the employee contributions. Watson’s contributions to these retirement plans were $6.3 million, $7.4 million and $5.1 million in the years ended December 31, 2005, 2004 and 2003, respectively. The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

Legal Matters

Phen-fen litigation.   Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (“Rugby”) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of March 8, 2006, approximately 35 cases were pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (“Aventis”, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi Aventis) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company. Additionally, Watson may have recourse against the manufacturing defendants in these cases.

Cipro® Litigation.   Beginning in July 2000, a number of suits were filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. As of March 8, 2006, approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiff purchasers and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The defendants have moved to transfer the appeal to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. The plaintiffs have opposed the motion to transfer. As of March 8, 2006, the appellate court had not ruled on the motion or the pending appeal. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in Wisconsin and New York have dismissed the actions. Plaintiffs have appealed the dismissals. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On April 13, 2005, the Superior Court granted the parties’ joint application to stay the California case pending the outcome of the appeal of the consolidated case. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions. Discovery is ongoing.

Governmental Reimbursement Investigations and Drug Pricing Litigation   In November 1999, Schein Pharmaceutical, Inc., now known as Watson Pharma, Inc. (“Watson Pharma”) was informed by the U.S. Department of Justice that Watson Pharma, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. Watson Pharma has not been served in the qui tam action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal and, at this time, no details are available concerning, among other things, the various theories of liability against Watson Pharma or the amount of damages sought from it. The Company believes that the qui tam action relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam action may seek to recover damages from Watson Pharma based on its price reporting practices. Watson Pharma subsequently also received and responded to notices or subpoenas from the Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided into two groups. The Company and its named subsidiaries are contained in a large group of defendants that currently is proceeding through the pretrial discovery phase, while certain other defendants, referred to as the “first-tier” defendants, are scheduled to proceed on a more expedited basis. The court has granted class certification with respect to the first-tier defendants.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by the Attorneys General of numerous states, including Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona and Missouri. State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for

Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case no. 054-2486, Missouri Circuit Court of St. Louis. These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported average wholesale price or wholesale acquisition cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. These cases, some of which have been removed to federal court, are in their early stages of pleadings. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served.

On August 4, 2004, the City of New York filed an action in the United States District Court for the Southern District of New York against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and a corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint includes as plaintiffs the City of New York and 40 New York counties. On January 30, 2006, the Company was named as a defendant in a similar case filed by Nassau County, New York, which has been removed to federal court (County of Nassau v. Abbott Laboratories, et al., Civil Action No. 05-10179-PBS, United States District Court for the District of Massachusetts). On March 2, 2006, the company filed a Motion to Dismiss the complaints in these two cases. On March 8, 2005, the Company was named as a defendant in a similar case filed by Erie County, New York (County of Erie v. Abbott Laboratories, Inc., et al., Index Number 2005-2439, New York Supreme Court for Erie County). A responsive pleading on that case is required to be filed on or before March 10, 2006. Additional actions by other states, cities and/or counties are anticipated.

These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.   In May 2002, Watson reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company’s Corona facility. The consent decree applies only to the Corona facility and not other manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations. Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, January 2005, and January 2006, respectively, the first, second, third and fourth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.   Beginning in November 2003, several securities class action lawsuits were commenced in the United States District Court for the Central District of California against Watson and certain of its present and former officers and directors. On February 9, 2004, the federal court issued an order consolidating all of the federal actions (In re: Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM). In addition to the federal consolidated actions, two shareholder derivative actions were filed in California Superior Court for the County of Riverside (Philip Orlando v. Allen Chao, et al., Case No. 403717; and Charles Zimmerman v. Allen Chao, et al, Case No. 403715). These federal and state cases all relate to the drop in the price of the Company’s common stock in November 2001, and allege generally that the Company failed to timely advise investors about matters such as falling inventory valuations, increased competition and manufacturing difficulties, and therefore, the Company’s published financial statements and public announcements during 2000 and 2001 were false and misleading. The shareholder derivative actions were dismissed without prejudice on November 16, 2004. On August 2, 2004, the United States District Court for the Central District of California court granted the defendants’ motion to dismiss the federal consolidated action, and allowed plaintiffs until August 30, 2004 to file an amended complaint. On August 30, 2004, the lead plaintiff in the federal consolidated action notified the court that it did not intend to file an amended complaint in response to the court’s order granting the defendants’ motion to dismiss. On September 2, 2004, the District Court entered a judgment of dismissal in favor of the defendants. On October 1, 2004, one of the non-lead plaintiffs in the consolidated action filed a Notice of Appeal of the dismissal of the action with the United States Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791). The appeal remains pending. The Company believes that it has substantial meritorious defenses and intends to defend the matters vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Department of Health and Human Services Subpoena.   In December 2003, the Company’s subsidiary, Watson Pharma, received a subpoena from the Office of the Inspector General (“OIG”) of the Department of Health and Human Services. The subpoena requested documents relating to physician meetings conducted during 2002 and 2003 related to Watson Pharma’s Ferrlecit® intravenous iron product. Watson Pharma is cooperating with the OIG to provide the requested documents. However, the Company cannot predict what additional actions, if any, may be taken by the OIG, Department of Health and Human Services, or other governmental entities.

Hormone Replacement Therapy Litigation.   Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. As of March 8, 2006, approximately ninety cases were pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 550 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 14—Subsequent Events

Stock repurchase program

On February 15, 2006, the Board authorized the expenditure of an additional $300.0 million to repurchase shares of the Company’s outstanding common stock. The repurchases will be made in open market or privately negotiated transactions from time to time in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. Additionally, the Board has authorized that purchases may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended. A Rule 10b5-1 plan allows Watson to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods. All such purchases must be made in accordance with a pre-defined plan that is established when the plan administrator is not aware of any material non-public information.

Additional Investment in Scinopharm

The Company holds an equity interest in Scinopharm. In January 2006, we made an additional investment in Scinopharm of approximately $12.0 million which increased our ownership share to approximately 31%. Additionally, we have an option to acquire an additional 44% interest in Scinopharm at a cost of approximately $80 million within the next 21 months.

Additional Investment in India

In February 2006, we entered into an agreement to acquire an active pharmaceutical ingredient and final dosage formulation facility in India. Our estimated investment in this facility is expected to be approximately $45.0 million and we expect to close in March 2006.

Schedule II

Watson Pharmaceuticals, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003

	Balance at beginning of period	Charged to costs and expenses	Deductions/ Write-offs	Other	Balance at end of period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2005	$1,139	$(101)	$(88)	$—	$950
Year ended December 31, 2004	3,398	(1,646)	(613)	—	1,139
Year ended December 31, 2003	3,046	1,000	(648)	—	3,398
Inventory reserves:
Year ended December 31, 2005	34,724	42,192	(48,011)	—	28,905
Year ended December 31, 2004	31,855	62,840	(59,971)	—	34,724
Year ended December 31, 2003	30,426	53,956	(52,527)	—	31,855
Tax valuation allowance:
Year ended December 31, 2005	3,174	2,091	—	—	5,265
Year ended December 31, 2004	1,685	1,489	—	—	3,174
Year ended December 31, 2003	6,828	—	—	(5,143)	1,685

SUPPLEMENTARY DATA (UNAUDITED)
(In thousands, except per share data)

Selected unaudited quarterly consolidated financial data, which has been restated to account for our investment in Scinopharm under the equity method of accounting, (ranging from $129 to $520 in any given period and thus no reconciliation has been presented) where applicable, and market price information are shown below:

		For Three Month Periods Ended
		Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	Net revenues	$418,813	$410,296	$416,266	$400,828
	Cost of sales	223,442	210,809	211,213	206,950
	Gross profit	195,371	199,487	205,053	193,878
	Operating expenses	165,323	136,115	140,712	133,127
	Provision for income taxes	11,065	23,264	24,002	22,852
	Net income, as restated	$20,085	$39,086	$40,449	$38,613
	Basic earnings per share, as restated	$0.20	$0.38	$0.38	$0.35
	Diluted earnings per share, as restated	$0.19	$0.35	$0.35	$0.32
Market price per share:	High	$36.93	$36.75	$31.99	$32.60
	Low	$32.04	$28.20	$28.47	$27.99

		For Three Month Periods Ended
		Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
	Net revenues	$423,507	$408,018	$399,368	$409,658
	Cost of sales	222,951	202,508	198,854	196,481
	Gross profit	200,556	205,510	200,514	213,177
	Operating expenses	110,133	178,979	139,681	125,024
	Provision for income taxes	31,402	8,235	19,652	26,256
	Net income, as restated	$54,632	$14,264	$34,597	$46,530
	Basic earnings per share, as restated	$0.50	$0.13	$0.32	$0.43
	Diluted earnings per share, as restated	$0.46	$0.13	$0.28	$0.39
Market price per share:	High	$33.32	$30.60	$43.81	$49.19
	Low	$25.20	$24.50	$26.67	$41.95