Form 10-Q
period 2006-03-31
WATSON PHARMACEUTICALS INC
filed 2006-05-10
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

The number of shares outstanding of the Registrant’s only class of common stock as of May 4, 2006 was approximately 111,410,000.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Item 4. Controls and Procedures

Part II. OTHER INFORMATION AND SIGNATURES

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

Signatures

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$559,734	$467,451
Marketable securities	168,127	162,475
Accounts receivable, net	269,755	333,832
Inventories	300,794	278,062
Prepaid expenses and other current assets	30,951	31,014
Deferred tax assets	98,243	87,596
Total current assets	1,427,604	1,360,430

Property and equipment, net	451,190	436,149
Investments and other assets	62,482	50,318
Deferred tax assets	25,355	25,733
Product rights and other intangibles, net	710,872	751,808
Goodwill	479,859	455,595
Total assets	$3,157,362	$3,080,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$209,690	$211,160
Income taxes payable	62,918	28,789
Current portion of long-term debt	29,933	—
Deferred revenue	4,108	5,721
Total current liabilities	306,649	245,670

Long-term debt	573,947	587,935
Deferred revenue	14,251	13,891
Other long-term liabilities	2,052	2,504
Deferred tax liabilities	120,666	125,792
Total liabilities	1,017,565	975,792

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	367	367
Additional paid-in capital	921,074	923,619
Unearned compensation	—	(9,326)
Retained earnings	1,510,331	1,485,100
Accumulated other comprehensive income	8,025	4,481
Treasury stock, at cost	(300,000)	(300,000)
Total stockholders’ equity	2,139,797	2,104,241
Total liabilities and stockholders’ equity	$3,157,362	$3,080,033

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
		Restated

Net revenues	$407,233	$400,828
Cost of sales (excludes amortization, presented below)	234,754	206,950
Gross profit	172,479	193,878

Operating expenses:
Research and development	29,837	28,838
Selling, general and administrative	66,750	63,651
Amortization	41,100	40,638
Total operating expenses	137,687	133,127
Operating income	34,792	60,751

Other income (expense):
(Losses) earnings on equity method investments	(192)	122
Gain on sales of securities	3,695	—
Loss on early extinguishment of debt	(720)	—
Interest income	6,252	4,106
Interest expense	(3,301)	(3,290)
Other expense	105	(224)
Total other income, net	5,839	714

Income before income taxes	40,631	61,465
Provision for income taxes	15,399	22,852
Net income	$25,232	$38,613

Earnings per share:
Basic	$0.25	$0.35
Diluted	$0.23	$0.32

Weighted average shares outstanding:
Basic	101,615	109,136
Diluted	116,541	124,104

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Three Months Ended March 31,
	2006	2005
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,232	$38,613
Reconciliation to net cash provided by operating activities:
Depreciation	12,074	9,365
Amortization	41,100	40,638
Deferred income tax benefit	(18,066)	(56)
Provision for inventory reserve	5,484	22,014
Restricted stock and stock option compensation	2,850	—
Losses (earnings) on equity method investments	192	(122)
Gain on sale of securities	(3,695)	—
Loss on early extinguishment of debt	720	—
Tax benefits from employee stock plans	185	1,490
Mark to market on derivative	(453)	(569)
Other	(879)	(1,992)
Changes in assets and liabilities (net of acquisition of business):
Accounts receivable, net	64,440	21,435
Inventories	(23,698)	(15,493)
Prepaid expenses and other current assets	1,698	4,665
Accounts payable and accrued expenses	(4,524)	(11,226)
Deferred revenue	(1,253)	(1,438)
Income taxes payable	34,129	(2,867)
Other assets	174	910
Total adjustments	110,478	66,754
Net cash provided by operating activities	135,710	105,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(9,600)	(10,294)
Acquisition of product rights	(165)	(25)
Acquisition of business, net of cash acquired	(29,578)	—
Proceeds from sale of marketable equity securities	893	—
Proceeds from sale of investments	4,695	—
Additions to marketable securities	(898)	—
Additions to long-term investments	(12,500)	—
Other investing activities, net	(16)	—
Net cash used in investing activities	(47,169)	(10,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	—	(69,078)
Principal payments on acquisition liabilities	(3)	(2)
Proceeds from stock plans	3,745	8,764
Net cash provided by (used in) financing activities	3,742	(60,316)
Net increase in cash and cash equivalents	92,283	34,732
Cash and cash equivalents at beginning of period	467,451	298,653
Cash and cash equivalents at end of period	$559,734	$333,385

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying Condensed Consolidated Financial Statements. The year end balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. Certain reclassifications, none of which affected net income or retained earnings, have been made to prior period amounts to conform to current period presentation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods or for the full year.

In the year ended December 31, 2005 the Company acquired additional common shares in Scinopharm Taiwan, Ltd. (“Scinopharm”), previously accounted for under the cost method, to an ownership level in excess of 20%. Accordingly, as required by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), results of operations, earnings per share and cash flows from operating and investing activities have been restated for the three months ended March 31, 2005 to conform to current period presentation.

Merger Agreement with Andrx Corporation

On March 13, 2006, the Company announced a definitive merger agreement to acquire all the outstanding shares of common stock of Andrx Corporation (Nasdaq: ADRX) (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion. Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.

The consummation of the merger is subject to customary closing conditions, including approval of the transaction by Andrx stockholders and the receipt of applicable U.S. regulatory approvals. On May 3, 2006, the Company and Andrx announced they had each received a request from the Federal Trade Commission (“FTC”) for additional information under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), in connection with Watson’s pending acquisition of Andrx. The effect of this second request by the FTC is to extend the waiting period imposed by the HSR Act until 30 days after both Watson and Andrx have substantially complied with the request. For additional information on Andrx, see the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is comprised of unrealized gains (losses) on its holdings of publicly traded debt and equity securities, net of realized gains (losses) included in net income and foreign currency translation adjustments. The components of comprehensive income including attributable income taxes consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
		Restated
Net income	$25,232	$38,613

Other comprehensive income (loss):
Unrealized gain (loss) on securities	5,442	(3,499)
Less related income taxes	(2,063)	1,305
Total unrealized gain (loss) on securities, net	3,379	(2,194)

Translation gains	165	—
Total other comprehensive income (loss)	3,544	(2,194)
Total comprehensive income	$28,776	$36,419

Preferred and Common Stock

As of March 31, 2006 and December 31, 2005 there were 2,500,000 shares of no par value per share preferred stock authorized, with none issued. As of March 31, 2006 and December 31, 2005, there were 500,000,000 shares of $0.0033 par value per share common stock authorized, with 111,356,000 and 110,205,000 shares issued, respectively. Of the issued shares, 9,399,800 shares were held as treasury shares as of March 31, 2006 and December 31, 2005, respectively.

Stock Repurchases

During 2005, we repurchased approximately 9.4 million shares of our common stock at an aggregate cost of $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board of Directors of Watson (“Board”) on February 10, 2005 (the “2005 Repurchase Program”). This completed our stock repurchase under the 2005 Repurchase Program.

On February 15, 2006, the Board authorized the expenditure of an additional $300.0 million to repurchase shares of the Company’s outstanding common stock (the “2006 Repurchase Program”). Repurchases are authorized to be made in open market or privately negotiated transactions from time to time in compliance with the SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. Additionally, the Board has authorized that purchases may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended. A Rule 10b5-1 plan allows Watson to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods. All such purchases must be made in accordance with a pre-defined plan that is established when the plan administrator is not aware of any material non-public information. At this time, the Company does not intend to repurchase common stock under the 2006 Repurchase Program as a result of its pending acquisition of Andrx.

Provisions for Sales Returns and Allowances

As customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of its products, an estimate of various sales returns and allowances is recorded which reduces product sales and accounts receivable. These adjustments include estimates for chargebacks, rebates, returns, and other sales allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with wholesale and indirect customers.

The Company’s provision for chargebacks is the most significant and complex estimated sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback estimates take into consideration the current average chargeback rates by product and estimated wholesaler inventory levels. Watson continually monitors the assumptions giving consideration to current pricing trends and estimated wholesaler inventory levels and make adjustments to these estimates when the Company believes that the actual chargeback amounts payable in the future will differ from original estimates. The following table summarizes the activity in the Company’s major categories of sales returns and allowances (in thousands):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total

Balance at December 31, 2004	$129,551	$148,948	$44,483	$10,614	$333,596
Provision related to sales in first quarter 2005	191,725	76,409	32,788	13,709	314,631
Credits and payments	(227,678)	(104,597)	(37,512)	(14,153)	(383,940)
Balance at March 31, 2005	93,598	120,760	39,759	10,170	264,287
Provision related to sales in three quarters ended December 31, 2005	744,099	269,461	87,085	45,791	1,146,436
Credits and payments	(698,092)	(261,928)	(81,551)	(43,867)	(1,085,438)
Balance at December 31, 2005	139,605	128,293	45,293	12,094	325,285
Provision related to sales in first quarter 2006	255,933	90,199	38,771	15,479	400,382
Credits and payments	(258,087)	(110,058)	(46,868)	(16,058)	(431,071)
Balance at March 31, 2006	$137,451	$108,434	$37,196	$11,515	$294,596

The balance of the Company’s allowances for rebates has declined due to efficiencies in processing as well as an acceleration in the frequency of payments.  The increase in the balance of the Company’s chargeback allowances is the result of changes in our customer inventory mix.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the $575 million convertible contingent senior debentures (“CODES”), and the dilutive effect of stock options and restricted stock awards outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the Company is required to add approximately 14.4 million shares associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted earnings per share for all periods in which the securities were outstanding. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2005
		Restated

Earnings per share - basic
Net income	$25,232	$38,613

Basic weighted average common shares outstanding	101,615	109,136

Earnings per share - basic	$0.25	$0.35

Earnings per share - assuming dilution
Net income	$25,232	$38,613
Add: Interest expense on CODES, net of tax	1,675	1,621
Net income, adjusted	$26,907	$40,234

Basic weighted average common shares outstanding	101,615	109,136
Effect of dilutive securities:
Conversion of CODES	14,357	14,357
Dilutive stock options	569	611
Diluted weighted average common shares outstanding	116,541	124,104

Earnings per share - diluted	$0.23	$0.32

Stock awards to purchase 7.9 million and 6.6 million common shares for the three month periods ended March 31, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that items such as abnormal freight, handling costs, and wasted materials (spoilage) be recognized as current period charges rather than as a portion of the inventory cost. Unallocated overheads are to be recognized as an expense in the period in which they are incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. The adoption of SFAS 151 on January 1, 2006, did not have a material effect on our Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as well as SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The intrinsic value method as permitted under APB 25 together with the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for attributing compensation cost to reporting periods and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. SFAS 123R also requires any previously recorded unearned or deferred compensation accounts (i.e. contra-equity accounts) within stockholders’ equity be recorded as a reduction to additional paid-in capital balances rather than shown as contra equity accounts as was permitted prior to January 1, 2006. SFAS 95 is amended to require excess tax benefits be reported as a financing cash flow rather than as a reduction in taxes paid within the Consolidated Statement of Cash Flows. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method option.

In March 2005, the SEC issued SEC Staff Bulletin No. 107 (“SAB 107”) which describes the SEC staff position as well as supplemental implementation guidance on the application  and adoption of SFAS 123R. The Company has applied the provisions of SAB 107 and its guidance in its adoption of SFAS 123R on January 1, 2006 (Refer to NOTE 2 – SHARE-BASED COMPENSATION).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also requires retrospective application to prior period financial statements involving changes in accounting principle unless it is impracticable to determine either the period-specific or cumulative effect of the change. This statement also requires that a change in the method of depreciation, amortization or depletion of long-lived assets be accounted for as a change in accounting estimate that is accounted for prospectively. SFAS 154 also retains many provisions of APB 20 including those related to reporting a change in accounting estimate, a change in the reporting entity and a correction of an error and also carries forward provisions of SFAS 3 governing the reporting of accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006, did not have a material effect on our Consolidated Financial Statements.

NOTE 2 – SHARE-BASED COMPENSATION

As indicated above, effective January 1, 2006, the Company adopted the modified prospective method of SFAS 123R which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values. SFAS 123R eliminates previously available alternatives to account for share-based compensation transactions, as the Company formerly did, using the recognition and measurement principles of APB 25 and related interpretations. Under the intrinsic value method of APB 25, no stock-based employee compensation expense had been recognized for employee options in the Company’s Condensed Consolidated Statements of Income, as all employee options granted under the Company’s stock option plans or employee stock purchase plan (“ESPP”) either had an exercise price equal to the market value of the underlying common stock on the date of grant or were deemed non-compensatory under APB 25 for common stock issued under our ESPP. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the share-based compensation impact of FAS 123R.

Stock Option Plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders, that authorize the granting of options to purchase the Company’s common shares subject to certain conditions. At March 31, 2006, the Company had reserved 15.3 million of its common shares for issuance of share-based compensation awards under the Company’s stock option and restricted stock plans. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants have been granted under any of the assumed plans.

The Company estimates the fair value of its stock option plans and the ESPP using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term in 2006 was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of existing option plans. Beginning in 2005, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on the Company’s stock in accordance with guidance provided in SFAS 123R and SAB 107. Prior to 2005, the Company’s measurement of expected volatility was based on the historical volatility of its stock. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

The following weighted average assumptions were used for stock options granted during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Dividend yield	None	None
Expected volatility	25%	26%
Risk-free interest rate	4.67%	4.00%
Expected term	4.8 years	5.5 years

Weighted average fair value per share at grant date	$9.25	$9.87

Effective January 1, 2006, in accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense beginning January 1, 2006 has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the disclosure of pro forma information presented in our Notes to Condensed Consolidated Financial Statements for prior periods. Share-based compensation expense recognized under SFAS 123R includes share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R as well as share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123. In conjunction with the adoption of SFAS 123R, we changed the method of recognizing share-based compensation expense from the accelerated multiple-option approach to the ratable single-option approach.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s operating income and net income before income tax provision was reduced by $1.8 million and net income was reduced by $1.1 million ($0.02 per basic share, $0.01 per diluted share) for the three months ended March 31, 2006, related to the Company’s employee stock option plans. There was no share-based employee compensation related expense recognized in the three months ended March 31, 2005. Total stock option cost capitalized as part of inventory was $0.3 million and $0 for three months ended March 31, 2006 and 2005, respectively.

On December 15, 2005 the Compensation Committee of the Board approved the accelerated vesting of certain unvested, out-of-the-money stock options having an exercise price of $38.00 or greater. The acceleration of vesting was effective December 15, 2005, for stock options previously awarded to the Company’s employees, including its executive officers under the Company’s equity compensation plans. In connection with the acceleration of vesting terms of these options, the Company recognized an additional $6.9 million, pre-tax non-cash compensation expense on a pro forma basis in accordance with SFAS 123 in the three months ended December 31, 2005. The acceleration action was taken in order to reduce the impact on future compensation expense of recognizing share based payment transactions within future periods’ consolidated statements of income upon adoption of SFAS 123R on January 1, 2006.

A summary of the changes in the Company’s stock option plans during the three months ended March 31, 2006 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2005	11,194	$36.76
Granted	165	29.56
Exercised	(55)	(26.79)
Cancelled	(155)	(40.73)
Outstanding at March 31, 2006	11,149	$36.65	6.1	$8,771

Vested and expected to vest at March 31, 2006	10,363	$37.18	6.1	$8,154

Options exercisable at March 31, 2006	8,106	$39.29	5.3	$6,061

As of March 31, 2006, the Company had $9.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.7 years.

Restricted Stock

During 2005, the Compensation Committee of the Board authorized and issued restricted stock to the Company’s employees, including its executive officers and certain non-employee directors (the “Participants”) under the Company’s equity compensation plans. The restricted stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options that give Participants the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. Restricted stock awards generally have restrictions eliminated over a one to four year period. Restrictions generally lapse for non-employee directors after one year. Restrictions generally lapse for employees over a two to four year period. The fair value of restricted stock grants is based on the fair market value of our common stock on the respective grant dates. Restricted stock compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the Participants.

The Company’s operating income and net income before income tax provision was reduced by $0.5 million and net income was reduced by $0.3 million ($0.00 per basic share, $0.00 per diluted share) for the three months ended March 31, 2006, related to the Company’s restricted stock plans. There was no restricted stock expense recognized in the three months ended March 31, 2005. Total restricted stock cost capitalized as part of inventory was $0.2 million and $0 for three months ended March 31, 2006 and 2005, respectively.

A summary of the changes in restricted stock grants during the three months ended March 31, 2006 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Restricted shares outstanding at December 31, 2005	315.5	$34.46	2.3	$10,871
Granted	68.5	29.39		2,014
Vested	—	—		—
Cancelled	(14.9)	35.10		(524)
Restricted shares outstanding at March 31, 2006	369.1	$33.49	2.7	$12,361

Restricted shares net of estimated forfeitures at March 31, 2006	229.7	$33.57	2.7	$7,711

As of March 31, 2006, the Company had $5.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.1 years.

ESPP

An ESPP was established for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of Watson common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 15% of their compensation during any offering period for common stock purchases, subject to certain limitations. The ESPP was implemented on January 1, 2002 and was qualified under Section 423 of the Internal Revenue Code. The Board authorized an aggregate of 700,000 shares of the Company’s common stock for issuance under the ESPP. As of December 31, 2005, a total of 471,307 shares were issued under the ESPP. On June 29, 2005 the Compensation Committee of the Board terminated the ESPP effective January 1, 2006.

The following weighted average assumptions were used for the ESPP during the three months ended March 31, 2005:

Dividend yield	None
Expected volatility	26%
Risk-free interest rate	4.00%
Expected term	6 months

Weighted average fair value per share at grant date	$7.31

Pro Forma Information for Periods Prior to the Adoption of FAS 123R

Prior to 2006, the Company determined stock-based compensation expense using the intrinsic value method of APB 25 and we provided the disclosures required by SFAS 123, as amended by SFAS 148. The following table provides the pro forma effects on net income and earnings per share for the three months ended March 31, 2005 as if the fair value recognition provisions of SFAS 123R had been applied to options and ESPP grants under the Company’s employee compensation plans (in thousands, except per share amounts):

Restated
Net income, as reported	$38,613
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,091
Pro forma net income	35,522
Add: Interest expense on CODES	1,622
Pro forma net income, adjusted	$37,144

Earnings per share:
Basic - as reported	$0.35
Basic - pro forma	$0.33

Diluted - as reported	$0.32
Diluted - pro forma	$0.30

NOTE 3 – ACQUISITIONS

Acquisition of Sekhsaria Chemicals Ltd.

On March 16, 2006, the Company acquired Sekhsaria Chemicals Ltd. (“Sekhsaria”), a private company located in Mumbai, India that provides active pharmaceutical ingredient and finished dosage formulation expertise to the global pharmaceutical industry. The Company acquired all the outstanding shares of Sekhsaria for approximately $29.5 million plus acquisition costs. The transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations” “SFAS 141” and accordingly, the tangible assets acquired were recorded at fair value on acquisition date based on reasonable assumptions. The initial purchase price was allocated as follows (in thousands):

Current assets	$6,578
Property and equipment	17,517
Goodwill	24,264
Accounts payable and current debt	(18,294)
Other non-current liabilities	(523)
$29,542

The results of operations of Sekhsaria have been included in the Company’s Condensed Consolidated Financial Statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. The Company is planning an additional investment in Sekhsaria in order to repay existing debt.

Additional Investment in Scinopharm

The Company holds an equity interest in Scinopharm. In January 2006, we made an additional investment in Scinopharm of approximately $12.0 million which increased our ownership share to approximately 31%. Additionally, we have an option to acquire an additional 44% interest in Scinopharm at a cost of approximately $80 million within the next 21 months.

Acquisition of Manufacturing Facility in Goa, India

In October 2005, the Company entered into an asset purchase agreement to purchase a manufacturing facility located in Goa, India (“Goa”) from Dr. Reddy’s Laboratories, Ltd. (“Dr. Reddy”) for total cash consideration of approximately $16.4 million plus acquisition costs. The transaction included a manufacturing facility, machinery and equipment.

NOTE 4 – INVESTMENTS

The Company’s equity investments in publicly traded companies are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as current marketable securities, or investment and other assets, as appropriate, on the Company’s Condensed Consolidated Balance Sheets.

The Company’s debt investments in U.S. Treasury and agency securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities (in thousands):

	Cost, Including Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2006

Available-for-sale:
U.S. Treasury and agency securities	$155,430	$—	$(1,728)	$153,702
Equity securities - current	1,581	12,844	—	14,425
Current	157,011	12,844	(1,728)	168,127
Equity securities - non-current	232	1,713	—	1,945
Total	$157,243	$14,557	$(1,728)	$170,072

	Cost, Including Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2005

Available-for-sale:
U.S. Treasury and agency securities	$154,302	$—	$(1,835)	$152,467
Equity securities - current	1,572	8,436	—	10,008
Current	155,874	8,436	(1,835)	162,475
Equity securities - non-current	232	707	—	939
Total	$156,106	$9,143	$(1,835)	$163,414

Gross unrealized gains at March 31, 2006 and December 31, 2005 primarily relate to our holdings in shares of Andrx Corporation (“Andrx”) common stock. The gross unrealized holding loss at March 31, 2006 and December 31, 2005 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in U.S. Treasury and agency securities.

The Company’s net unrealized gain related to its available-for-sale securities increased $3.4 million for the three month period ended March 31, 2006. During the three month period ended March 31, 2005, the Company’s net unrealized holding gain decreased $2.2 million. These changes in the Company’s net unrealized holding gain are included in other comprehensive loss.

Current Investments

The Company’s investment in the common stock of Andrx, publicly traded on the Nasdaq Stock Market under the symbol ADRX, is classified as a current investment on the Company’s Condensed Consolidated

Balance Sheets at March 31, 2006 and December 31, 2005. The Company did not sell any of its shares of Andrx during the three month periods ended March 31, 2005 and 2006. (Refer to NOTE 1 – GENERAL.)

The Company’s investments in U.S. Treasury and agency securities are classified as a current investment on the Company’s Condensed Consolidated Balance Sheet at March 31, 2006 and December 31, 2005.

The contractual maturities of the U.S. Treasury and agency securities at March 31, 2006 are as follows (in thousands):

Fair value

Mature within one year	$152,053
Mature within two years	1,649
$153,702

Non-current Investments

The Company’s investments in the common stock of NovaDel Pharma Inc. and Amarin Corporation plc (“Amarin”) are classified as non-current investments and are included in investments and other assets on the Company’s Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005.

NOTE 5 – OPERATING SEGMENTS

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

The Company evaluates segment performance based on segment net revenues, gross profit and contribution. Amortization of acquired product rights is not included in the calculation of segment gross profit or contribution. Segment contribution represents segment gross profit less direct research and development expenses and selling and marketing expenses. The Company does not report depreciation expense, total assets, and capital expenditures by segment as such information is not used by management, or has not been accounted for at the segment level.

The “other” revenue classification for the three month period ended March 31, 2006 and 2005 consists primarily of royalties and revenues from research, development and licensing fees. Net revenues and segment contribution information for the Company’s Brand and Generic segments, consisted of the following:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Generic	Brand	Total	Generic	Brand	Total

Product sales	$321,415	$83,237	$404,652	$293,163	$104,526	$397,689
Other	675	1,906	2,581	1,086	2,053	3,139

Net revenues	322,090	85,143	407,233	294,249	106,579	400,828
Cost of revenue (excludes amortization, presented below)	217,384	17,370	234,754	183,190	23,760	206,950
Gross profit	104,706	67,773	172,479	111,059	82,819	193,878
Gross margin	33%	80%	42%	38%	78%	48%

Research and development	20,495	9,342	29,837	19,144	9,694	28,838
Selling and marketing	12,938	28,975	41,913	11,260	27,468	38,728
Contribution	$71,273	$29,456	100,729	$80,655	$45,657	126,312
Contibution margin	22%	35%	25%	27%	43%	32%

General and administrative			24,837			24,923
Amortization			41,100			40,638
Operating income			$34,792			$60,751
Operating margin			9%			15%

NOTE 6 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at March 31, 2006 and December 31, 2005 is approximately $8.2 and $6.0 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Raw materials	$96,767	$85,983
Work-in-process	61,210	67,173
Finished goods	142,817	124,906
Total inventories	$300,794	$278,062

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

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

During the second quarter of 2005, Watson performed its annual assessment for the impairment of goodwill and determined there was no indication of impairment.

During the three months ended March 31, 2006, in conjunction with the acquisition of Sekhsaria, the total purchase price in excess of the fair value of net assets acquired amounted to $24.3 million (See Note 3 – ACQUISITIONS). This entire amount was recorded as an addition to goodwill under the Generic pharmaceutical product segment. Goodwill for the Company’s reporting units consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

Brand pharmaceutical products	$368,105	$368,105
Generic pharmaceutical products	111,754	87,490
Total goodwill	$479,859	$455,595

Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	March 31, 2006	December 31, 2005

Product rights and related intangibles	$1,269,678	$1,269,513
Less accumulated amortization	(558,806)	(517,705)
Total product rights and related intangibles, net	$710,872	$751,808

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $164.0 million in each of 2006 and 2007 and $53.0 million in each of 2008 and 2009 and $45.0 million in 2010. The Company’s current product rights and related intangibles have a weighted average useful life of approximately fourteen years.

NOTE 8 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2006	December 31, 2005

CODES, face amount of $575 million, due 2023, net of unamortized discount	$573,918	$573,849
Senior unsecured notes, 7 1/8% (“1998 Senior Notes”), face amount of $14 million, due 2008, net of unamortized discount	14,778	14,054
Other notes payable	15,184	32
	603,886	587,935
Less: Current portion of long-term debt	29,933	—
Total long-term debt	$573,947	$587,935

CODES

In March 2003, the Company issued $575 million of CODES. The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%, excluding changes in fair value of the contingent interest derivative. At March 31, 2006 and December 31, 2005, the unamortized discount for the CODES for both periods was $1.1 and 1.2 million, respectively.

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES. The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum. This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance Sheets in other long-term liabilities. The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES. Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense. The current value of the embedded derivative was $ 0.5 and $0.9 million at March 31, 2006 and December 31, 2005, respectively.

1998 Senior Notes

In May 1998, Watson issued $150 million of its 1998 Senior Notes. The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.2%. In February 2004, the Company initiated a tender offer to purchase all of its outstanding 1998 Senior Notes and a related consent solicitation. The Company received tenders of its 1998 Senior Notes and deliveries of related consents from holders of approximately $101.6 million of the $150 million aggregate principal amount of 1998 Senior Notes outstanding. In May 2004, the Company acquired an additional $34.3 million of its outstanding 1998 Senior Notes in an open market transaction. On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding 1998 Senior Notes. As a result, the Company has reclassified the remaining 1998 Senior Notes as current liabilities in the accompanying Condensed Consolidated Financial Statements as at March 31, 2006.

Credit Facility

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “Credit Facility”) for working capital and other general corporate purposes. On September 8, 2005, the Company entered into a Second Amendment to the Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended. On March 6, 2006, the Company entered into a Third Amendment to the Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock. As of December 31, 2005, the total $300 million under the Credit Facility was available to the Company. Watson’s assets generally are held by, and its operations generally are conducted through, its subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries. Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. In order to provide subsidiary guarantees in connection with the Credit Facility, the Company was required to issue similar guarantees to the 1998 Senior Note holders. The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries. As of March 31, 2006 and December 31, 2005, the Company had not drawn any funds from the Credit Facility. Watson is subject to certain financial and operational covenants, all of which, as of March 31, 2006, the Company was in compliance.

NOTE 9 – FINANCIAL INSTRUMENTS

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES. These embedded derivatives include certain conversion features and a contingent interest feature. See Note 8 for a more detailed description of these features of the CODES. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at March 31, 2006, no value has been assigned to these instruments. The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Condensed Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Condensed Consolidated Statements of Income.

The carrying value of the Company’s derivative financial instruments, which approximates fair value, decreased $0.4 million from $0.9 million at December 31, 2005 to $0.5 million at March 31, 2006. The change in fair value was recorded as a reduction of interest expense during the respective period.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The Company has entered into long-term operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases for the three months ended March 31, 2006 and 2005 were $2.1 million and $2.9 million, respectively.

Future minimum lease payments under all non-cancelable operating leases consist of approximately $6.2 million remaining in 2006, $6.7 million in 2007, $4.7 million in 2008, $3.7 million in 2009, $2.4 million in 2010 and $13.8 million thereafter.

Employee Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all employees. The Company contributes to the plans based upon the employee contributions. Watson’s contributions to these retirement plans for the three months ended March 31, 2006 and 2005 were $1.9 million and $1.8 million, respectively. The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

Legal Matters

The Company is party to certain lawsuits and legal proceedings, which are described in “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2005. The following is a description of material developments during the period covered by this Quarterly Report and through the filing of this Quarterly Report, and should be read in conjunction with the Annual Report referenced above.

Cipro Litigation.  In the action pending in the Wisconsin Court of Appeals (Barbara A. Meyers, et. Al. v. Bayer AG, et. al., Appeal No. 2003AP2840), on May 9, 2006, the appellate court reversed the circuit court’s order granting the defendants’ Motion to Dismiss and remanded the case to the circuit court for further proceedings.

Governmental Reimbursement Investigations And Drug Pricing Litigation. With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, an additional action raising similar allegations was filed by the Attorney General of the State of Hawaii on April 27, 2006. (State of Hawaii v. Abbott Laboratories, Inc., et al, Civil Action No. 06-1-0720-04 EEH, Circuit Court of the First Circuit, State of Hawaii,). In the action filed by Erie County, New York (County of Erie v. Abbott Laboratories, Inc., et al., Index Number 2005-2439, New York Supreme Court for Erie County,) the Company filed a Motion to Dismiss the complaint on March 10, 2006. Additional actions in other states are anticipated. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation. With respect to the hormone replacement therapy product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions or claims have been dismissed. As of May 8, 2006, approximately 107 cases were pending against Watson and/or its affiliates in state and federal courts, representing claims by approximately 307 plaintiffs. Discovery is ongoing. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and under “Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

Watson Pharmaceuticals, Inc. (“Watson”, the “Company” “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development, and administrative facilities primarily in the United States (“U.S.”).

Prescription pharmaceutical products in the U.S. are generally marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. As a result of the differences between the two types of products, we currently operate and manage our business as two segments: Generic and Brand.

During the fourth quarter of 2005, the Company announced a plan to close its solid dosage manufacturing facility in Puerto Rico as part of an ongoing effort to optimize the capacity utilization of the Company’s manufacturing operations. The Company plans to transfer product manufacturing from its Humacao, Puerto Rico facility to its Carmel, New York. and Corona, California sites and discontinue manufacturing operations at the Puerto Rico facility over the next 12 to 18 months. Under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” costs associated with exit or disposal activities will be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, additional cash costs will be recognized in future periods as we transition production to other sites and we incur product transfer, severance and decommissioning costs.

On March 13, 2006, the Company announced a definitive merger agreement to acquire all the outstanding shares of common stock of Andrx Corporation (Nasdaq: ADRX) (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion. Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products. The consummation of the merger is subject to customary closing conditions, including approval of the transaction by Andrx stockholders and the receipt of applicable U.S. regulatory approvals. Following the close of the merger, Watson will have three operating segments: Generic, Brand and Distribution. The following discussion does not include or incorporate the anticipated impact of Andrx on our business, results of operations, financial condition, cash flows or expectations for 2006.

Results of Operations

Net Revenues

	Three Months Ended March 31,		Change
($ in thousands):	2006	2005	Dollars	%

Generic segment
Generics	$245,443	$211,520	$33,923	16.0%
Generic oral contraceptives	75,972	81,643	(5,671)	(6.9)%
Total generic product sales	321,415	293,163	28,252	9.6%
Other	675	1,086	(411)	(37.8)%
Total generic segment net revenues	322,090	294,249	27,841	9.5%

Brand segment
Specialty Products	39,070	63,463	(24,393)	(38.4)%
Nephrology	44,167	41,063	3,104	7.6%
Total brand product sales	83,237	104,526	(21,289)	(20.4)%
Other	1,906	2,053	(147)	(7.2)%
Total brand segment net revenues	85,143	106,579	(21,436)	(20.1)%

Total net revenues	$407,233	$400,828	$6,405	1.6%

Generic Segment

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

Other revenues include royalties and revenues earned under research and development agreements, other agreements and royalties. Revenues recognized from research, development and licensing agreements (including milestone payments) are deferred and recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to the removal of any contingencies for each individual milestone. We recognize this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

Our Generic segment develops, manufactures, markets, sells and distributes products within two product lines: Generics and Generic Oral Contraceptives (“Generic OC’s”).

Our Generics product line includes oral dosage, transdermal, injectable and transmucosal products used for a variety of indications including pain management, depression, hypertension and smoking cessation.

Sales from our Generics product line for the three months ended March 31, 2006 increased $33.9 million or 16% over sales from the prior year period. This increase in sales was mainly attributable to the Company’s launch of an authorized generic version of oxycodone extended-release tablets during the fourth quarter of 2005 which was partially offset by price erosion within our Generics product line.

Sales from our Generic OC product line for the three months ended March 31, 2006 decreased $5.7 million or 7% from the prior year period. The reduction in sales was caused by price erosion in oral contraceptive products since the first quarter of 2005.

The decrease in other revenues in the three months ended March 31, 2006 for the Generic segment was primarily related to a decline in the amount of deferred revenue recognized in the quarter.

We expect total net revenues in the Generic segment in 2006 to range between $1.4 and $1.5 billion as a result of new product launches, including the introduction of pravastatin sodium tablets through a distribution agreement with Bristol-Myers Squibb Company.

Brand Segment

Our brand pharmaceutical business develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology.

Our Specialty Products product line includes urology and a number of other non-promoted products.

Our Nephrology product line consists of products for the treatment of iron deficiency anemia and is generally marketed to nephrologists and dialysis centers. The key product of the Nephrology group is Ferrlecit®, which is used to treat low iron levels in patients undergoing hemodialysis in conjunction with erythropoietin therapy.

The $24.4 million or 38% decrease in sales from our Specialty Products group for the three months ended March 31, 2006, as compared to the same prior year period, was attributable to a decrease in prescription volumes and a reduction in wholesaler inventory levels resulting from our entry into inventory management agreements with some of our larger customers during 2005. The reduction in sales for the period was partially offset by sales of our Trelstar® Depot and Trelstar® LA products for the palliative treatment of advanced prostate cancer launched in the second quarter of 2005. Sales levels in the prior year period were impacted by wholesaler buying in anticipation of price increases.

Sales from our Nephrology business increased $3.1 million or 8% due to slight increases in sales of our Ferrlecit® product.

The decrease in other revenues in the three months ended March 31, 2006 for the Brand segment was primarily related to a decline in the amount of deferred revenue recognized in the quarter.

We expect total net revenues in the Brand segment in 2006 to range between $350 and $360 million.

Gross Profit (Gross Margin)

	Three Months Ended March 31,
	2006	2005	Change

Overall Consolidated Gross Margin	42.4%	48.4%	(6.0)%

Generic pharmaceutical products	32.4%	37.5%	(5.1)%
Brand pharmaceutical products	79.1%	77.3%	1.8%
Gross margin on product net revenues	42.0%	48.0%	(6.0)%

Gross profit represents net revenues less cost of sales. Cost of sales includes the cost of manufacturing and packaging for the products we manufacture, the cost of products we purchase from third parties, our profit-sharing or royalty payments made to third parties, changes to our inventory reserves and excess capacity utilization charges, where applicable. Amortization of acquired product rights is included in operating expenses.

The decrease in gross margin from our Generic segment for the three months ended March 31, 2006 was primarily due to price erosion, the introduction of a third party manufactured product (“Authorized Generic”) during the fourth quarter of 2005 with lower margins and excess capacity utilization charges as a result of the anticipated closure of our Puerto Rico facility.

Gross margin from our Brand segment increased as we increased production levels at certain manufacturing facilities resulting in more efficient unit overhead absorption during the three months ended March 31, 2006 as compared to the same period of the prior year.

Overall consolidated gross margins are expected to be 41% for the remainder of 2006.

Research and Development Expenses

	Three Months Ended March 31,		Change
($ in thousands):	2006	2005	Dollars	%

Research and development expenses by segment:
Generic	$20,495	$19,144	$1,351	7.1%
Brand	9,342	9,694	(352)	(3.6)%
Total research and development expenses	$29,837	$28,838	$999	3.5%
as a% of net revenues	7.3%	7.2%

Research and development expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.

Research and development expenses within our Generic segment increased during the three months ended March 31, 2006, as compared to the same period of the prior year, due to increased activity in the number of generic products being developed.

Research and development expenses within our Brand segment decreased during the three months ended March 31, 2006, as compared to the same period of the prior year, primarily due to the timing of the commencement of development programs and clinical studies between the two periods.

Research and development investment for 2006 is estimated to range between 6.5% and 7% of expected total net revenue. Research and development spending is expected to fluctuate during the remaining quarters of 2006 in tandem with the timing of clinical study costs associated with (i) the Company’s generic product pipeline, (ii) the continuation of Phase III studies on the silodosin product for benign prostatic hyperplasia, as well as (iii) the initiation of Phase III studies on the next generation formulation of oxybutynin for overactive bladder.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in thousands):	2006	2005	Dollars	%

Selling and marketing expenses by segment:
Generic	$12,938	$11,260	$1,678	14.9%
Brand	28,975	27,468	1,507	5.5%
Total segment selling and marketing expenses	41,913	38,728	3,185	8.2%

Corporate general and administrative	24,837	24,923	(86)	(0.3)%
Total selling, general and administrative expenses	$66,750	$63,651	$3,099	4.9%
as a% of net revenues	16.4%	15.9%

Selling, general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.

Generic and Brand segment selling and marketing expenses increased during the three months ended March 31, 2006, as compared to the same period of the prior year, due to higher personnel costs related to commissions, stock option and restricted stock expense as well as increased facility charges related to the opening of our Gurnee, Illinois distribution facility in the third quarter of 2005.

Selling, general and administrative expenses for 2006 are estimated to range between 14.5% and 15% of expected total net revenue.

Amortization

	Three Months Ended March 31,		Change
($ in thousands):	2006	2005	Dollars	%

Amortization	$41,100	$40,638	$462	1.1%
as a% of net revenues	10.1%	10.1%

The Company’s amortizable assets consist primarily of acquired product rights.

We expect amortization expense in 2006 to approximate 2005 levels.

(Losses) Earnings on Equity Method Investments

	Three Months Ended March 31,		Change
($ in thousands):	2006	2005	Dollars	%
		Restated
(Losses) earnings on equity method investments	$(192)	$122	$(314)	(257.4)%
as a% of net revenues	0.0%	0.0%

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. In the year ended December 31, 2005, the Company acquired additional common shares in Scinopharm Taiwan, Ltd. (“Scinopharm”), previously accounted for under the cost method, to an ownership level of approximately 24%. Accordingly, as required by Accounting Principles Board (“APB”) Opinion No. 18,

“The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), loss on equity method investments has been restated for all periods presented to conform to current period presentation. In January 2006, we made an additional $12.0 million investment in Scinopharm which increased our ownership share to approximately 31%.

The loss recorded during the three months ended March 31, 2006 represents our equity in losses incurred by Somerset Pharmaceuticals, Inc., our joint venture with Mylan Laboratories, Inc. Somerset has developed Emsam®, a selegeline patch for the treatment of depression. On February 28, 2006, the U.S. Food and Drug Administration (“FDA”) granted Somerset final approval for Emsam®. As a result of this approval, the Company expects Somerset to be profitable for the remainder of 2006.

Gain on Sale of Securities

	Three Months Ended March 31,		Change
($ in thousands):	2006	2005	Dollars	%

Gain on sale of securities	$3,695	$—	$3,695	100.0%
as a% of net revenues	0.9%	0.0%

The 2006 gain on sale of securities resulted from the sale of our investment in Adheris, Inc. We received cash proceeds of $4.7 million from our sale of our entire investment in Adheris, Inc. and may receive additional proceeds upon the achievement of certain earn-out milestones. We did not sell any securities during the three months ended March 31, 2005.

Loss on Early Extinguishment of Debt

	Three Months Ended March 31,		Change
($ in thousands):	2006	2005	Dollars	%

Loss on early extinguishment of debt	$720	$—	$720	100.0%
as a% of net revenues	0.2%	0.0%

On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding senior unsecured 7 1/8% notes (“1998 Senior Notes”). The 1998 Senior Notes will be redeemed on May 23, 2006. As a result, the Company has accrued an amount representing redemption fees, expenses, and premium on the redemption.

Interest Expense

	Three Months Ended March 31,		Change
($ in thousands):	2006	2005	Dollars	%

Interest expense - convertible contingent senior debentures due 2023 (“CODES”)	$3,151	$3,151	$—	0.0%
Interest expense - 1998 Senior Notes	256	256	—	0.0%
Interest and fees on credit facility	247	416	(169)	(40.6)%
Change in derivative value	(453)	(569)	116	(20.4)%
Interest expense - other	100	36	64	177.8%
Interest expense	$3,301	$3,290	$11	0.3%
as a% of net revenues	0.8%	0.8%

Interest expense increased for the three month period ended March 31, 2006, due to a smaller decrease in the fair value of the derivative (as described in Note 7 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report) and lower interest expense – other which was partially offset by reduced fees on the credit facility. Quarterly interest expense for the remainder of the year will decline slightly as a result of the redemption of the 1998 Senior Notes.

Provision for Income Taxes

	Three Months Ended March 31,		Change
($ in thousands):	2006	2005	Dollars	%

Provision for income taxes	$15,399	$22,852	$(7,453)	(32.6)%
as a% of net revenues	3.8%	5.7%
Effective tax rate	37.9%	37.2%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, increases the effective tax rate, offset by charitable contributions of inventory and tax credits that decreases the effective tax rate.

The provision for income taxes decreased in the three months ended March 31, 2006, due to reduced levels of income before income taxes. The higher effective tax rate for the three months ended March 31, 2006, as compared to the same period of the prior year, primarily reflect limitations on the deductibility of charitable contributions during the period, the expiration of the research and development tax credit during 2005 and the effect of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) during the current period. Beginning January 1, 2006, in conjunction with the adoption of SFAS 123R, incentive stock option deductions are considered a permanent difference which has the impact of increasing our effective tax rate in the period.

Segment Contribution

	Three Months Ended March 31,		Change
($ in thousands):	2006	2005	Dollars	%

Segment contribution
Generic	$71,273	$79,569	$(8,296)	(10.4)%
Brand	29,456	43,604	(14,148)	(32.4)%
	$100,729	$123,173	$(22,444)	(18.2)%
as% of net revenues	24.6%	30.7%

Generic segment contribution decreased for the three months ended March 31, 2006, as compared to the same period of the prior year, due to lower gross profit, higher research and development and selling and marketing expenses.

Brand segment contribution decreased for the three months ended March 31, 2006, as compared to the same period of the prior year, primarily due to a decrease in sales of Specialty Products and due to higher research and development and selling and marketing expenses.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Cash from Operations

Watson’s primary source of liquidity is cash from operations. Net working capital at March 31, 2006, was $1.12 billion compared to $1.11 billion at December 31, 2005 and $1.13 billion at March 31, 2005.

We expect that 2006 cash flows from operating activities will continue to exceed net income. In addition, management expects that 2006 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs.

Summarized cash flow information is as follows:

	Three months ended March 31,
($ in thousands):	2006	2005

Net cash provided by operating activities	$135,710	$105,367

Net cash provided by operating activities increased during the three month period ended March 31, 2005, as compared to the same period of the prior year, due primarily to a decrease in accounts receivable and the timing of annual tax payments in 2006.

Cash flows from operations is expected to range between $325 and $350 million in 2006.

Changes in Working Capital

Working capital at March 31, 2006 and December 31, 2005 is summarized as follows:

($ in thousands):	March 31, 2006	December 31, 2005	Increase (Decrease)

Current Assets:
Cash and cash equivalents	$559,734	$467,451	$92,283
Marketable securities	168,127	162,475	5,652
Accounts receivable, net of allowances	269,755	333,832	(64,077)
Inventories	300,794	278,062	22,732
Other	129,194	118,610	10,584
Total current assets	1,427,604	1,360,430	67,174
Current liabilities:
Accounts payable and accrued expenses	209,690	211,160	(1,470)
Current portion of long-term debt	29,933	—	29,933
Other	67,026	34,510	32,516
Total current liabilities	306,649	245,670	60,979

Working Capital	$1,120,955	$1,114,760	$6,195

Current Ratio	4.66	5.54

The decrease in accounts receivable at March 31, 2006 was due to the timing of cash collections from our customers and from the modification of payment terms for a significant customer to our standard terms. Current portion of long-term debt increased at March 31, 2006 as we reclassified our 1998 Senior Notes to current liabilities as we initiated redemption procedures in the quarter and we assumed debt in our acquisition of Sekhsaria Chemicals, Ltd. (“Sekhsaria”), both of which we plan to repay prior to the end of 2006.

Capital Expenditures

Our capital expenditures are summarized as follows:

	Three months ended March 31,
($ in thousands):	2006	2005

Additions to property and equipment	$9,600	$10,294

Capital expenditures for the first quarter of 2006 included additions to machinery and equipment at various Watson locations. We expect to spend approximately $70 million for property and equipment additions in 2006.

Debt and Borrowing Capacity

Our debt and borrowing capacity at March 31, 2006 and December 31, 2005 is summarized as follows:

($ in thousands):	March 31, 2006	December 31, 2005	Increase (Decrease)

Current portion of long-term debt	$29,933	$—	$29,933
Long-term debt	573,947	587,935	(13,988)
Total debt	$603,880	$587,935	$15,945
Debt to capital ratio	22.0%	21.8%

In March 2003, we issued $575 million of our CODES. As of March 31, 2006, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

In May 1998, we issued $150 million of our 1998 Senior Notes. The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.2%. On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding 1998 Senior Notes. As a result, the Company has reclassified the remaining 1998 Senior Notes as current liabilities in the accompanying Condensed Consolidated Financial Statements as at March 31, 2006. We expect to redeem these notes by May 23, 2006.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “Credit Facility”) for working capital and other general corporate purposes. On September 8, 2005, we entered into a Second Amendment to the Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended. On March 6, 2006, we entered into a Third Amendment to the Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock. As of December 31, 2005, the total $300 million under the Credit Facility was available to us. Watson’s assets generally are held by, and its operations generally are conducted through, its subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries. Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. In order to provide subsidiary guarantees in connection with the Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders. The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries. As of March 31, 2006 and December 31, 2005, the Company had not drawn any funds from the Credit Facility. Watson is subject to certain financial and operational covenants, all of which, as of March 31, 2006, the Company was in compliance. The Credit Facility currently contains the following financial covenants:

•                  maintenance of a minimum net worth of at least $1.7 billion at March 31, 2006;

•                  maintenance of a maximum leverage ratio not greater than 2.25 to 1.0; and

•                  maintenance of a minimum interest coverage ratio of at least 7.0 to 1.0.

At March 31, 2006, our net worth was $2.1 billion and our leverage ratio was 1.38 to 1.0. Our interest coverage ratio for the three months ended March 31, 2006 was 29.5 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of March 31, 2006. Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest)
(in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term and other debt	$778,080	$37,859	$30,216	$20,125	$689,880
Liabilities incurred for acquisitions of products and businesses	2,051	1,100	472	—	479
Operating lease obligations	37,454	6,167	15,082	4,289	11,916
Total contractual cash obligations	$817,585	$45,126	$45,770	$24,414	$702,275

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

Stock Repurchases

During 2005, we repurchased approximately 9.4 million shares of our common stock at an aggregate cost of approximately $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board of Directors of Watson (“Board”) on February 10, 2005 (the “2005 Repurchase Program”). This completes our stock repurchases under the 2005 Repurchase Program. The 2005 Repurchase Program did not affect our compliance with our debt covenants and did not materially impact the Company’s liquidity.

On February 15, 2006, the Board authorized the expenditure of an additional $300.0 million to repurchase shares of the Company’s outstanding common stock (the “2006 Repurchase Program”). Repurchases are authorized to be made in open market or privately negotiated transactions from time to time in compliance with the Securities and Exchange Commission’s (“SEC”) Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. Additionally, the Board has authorized that purchases may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended. A Rule 10b5-1 plan allows Watson to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods. All such purchases must be made in accordance with a pre-defined plan that is established when the plan administrator is not aware of any material non-public information. At this time, the Company does not intend to repurchase common stock under the 2006 Repurchase Program as a result of its pending acquisition of Andrx.

Merger Agreement with Andrx

On March 13, 2006, the Company announced a definitive merger agreement to acquire all the outstanding shares of common stock of Andrx (Nasdaq: ADRX) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion. Andrx is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.

The consummation of the merger is subject to customary closing conditions, including approval of the transaction by Andrx stockholders and the receipt of applicable U.S. regulatory approvals.  On May 3, 2006, the Company and Andrx announced they had each received a request from the Federal Trade Commission (“FTC”) for additional information under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), in connection with Watson’s pending acquisition of Andrx.  The effect of this second request by the FTC is to extend the waiting period imposed by the HSR Act until 30 days after both Watson and Andrx have substantially complied with the request.  For additional information on Andrx, see the SEC website at www.sec.gov.

The transaction is anticipated to be financed with Watson’s existing cash reserves and an aggregate of $1.15 billion available under a Senior Credit Facilities Commitment Letter provided to Watson from the Canadian Imperial Bank of Commerce (the “Merger Financing”). The Merger Financing consists of a $500 million revolving credit facility and a $650 million senior term loan facility. The revolving credit facility would have a five year term and the senior term facility would mature in five years. We expect both facilities will bear interest equal to LIBOR plus 0.75% (subject to certain adjustments).

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that items such as abnormal freight, handling costs, and wasted materials (spoilage) be recognized as current period charges rather than as a portion of the inventory cost. Unallocated overheads are to be recognized as an expense in the period in which they are incurred. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. The adoption of SFAS 151 on January 1, 2006, did not have a material effect on our Condensed Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as well as SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The intrinsic value method as permitted under APB 25 together with the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for attributing compensation cost to reporting periods and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. SFAS 123R also requires any unearned or deferred compensation accounts (i.e. contra-equity accounts) within stockholders’ equity be recorded as reductions to additional paid-in capital balances rather than shown as contra equity accounts as was required prior to January 1, 2006. SFAS 95 is amended to require excess tax benefits be reported as a financing cash flow rather than as a reduction in taxes paid within the Consolidated Statement of Cash Flows. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method option.

In March 2005, the SEC issued SEC Staff Bulletin No. 107 (“SAB 107”) which describes the SEC staff position as well as supplemental implementation guidance on the application  and adoption of SFAS 123R. The

Company has applied the provisions of SAB 107 and its guidance in its adoption of SFAS 123R on January 1, 2006 (Refer to NOTE 2 – SHARE-BASED COMPENSATION).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also requires retrospective application to prior period financial statements involving changes in accounting principle unless it is impracticable to determine either the period-specific or cumulative effect of the change. This statement also requires that a change in the method of depreciation, amortization or depletion of long-lived assets be accounted for as a change in accounting estimate that is accounted for prospectively. SFAS 154 also retains many provisions of APB 20 including those related to reporting a change in accounting estimate, a change in the reporting entity and a correction of an error and also carries forward provisions of SFAS 3 governing the reporting of accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006, did not have a material effect on our Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (“Investment Risk”) and the impact of interest rate changes (“Interest Rate Risk”). We have not used derivative financial instruments in our investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of March 31, 2006, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $64.4 million. Of this amount, we had equity-method investments of $47.8 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $16.3 million ($14.4 million that was included in “Marketable securities” and $1.9 million that was included in “Investments and other assets”). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at March 31, 2006, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $4.1 million, $6.5 million and $8.2 million, respectively.

At March 31, 2006, our investment in Andrx consisted of approximately 607,000 shares of Andrx common stock with a cost of $1.6 million and a fair market value of $14.4 million. Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk. The market price of Andrx common shares has been, and may continue to be volatile. For example, on March 31, 2006, the final trading day of the quarter, the closing price of Andrx was $23.74. On May 5, 2006, before the filing of this Form 10-Q, the closing price of Andrx common stock was $23.59.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2006 and 2005 and further reflects the volatility of the stock price:

	High	Low
2006, by quarter
First	$24.29	$16.07

2005, by quarter
First	$24.47	$20.55
Second	$23.38	$19.15
Third	$22.50	$12.74
Fourth	$18.45	$14.35

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our 1998 Senior Notes approximated their carrying values on March 31, 2006. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

The Company is party to certain lawsuits and legal proceedings, which are described in “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2005. The following is a description of material developments during the period covered by this Quarterly Report and through the filing of this Quarterly Report, and should be read in conjunction with the Annual Report referenced above.

Cipro Litigation.  In the action pending in the Wisconsin Court of Appeals (Barbara A. Meyers, et. Al. v. Bayer AG, et. al., Appeal No. 2003AP2840), on May 9, 2006, the appellate court reversed the circuit court’s order granting the defendants’ Motion to Dismiss and remanded the case to the circuit court for further proceedings.

Governmental Reimbursement Investigations And Drug Pricing Litigation. With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, an additional action raising similar allegations was filed by the Attorney General of the State of Hawaii on April 27, 2006. (State of Hawaii v. Abbott Laboratories, Inc., et al, Civil Action No. 06-1-0720-04 EEH, Circuit Court of the First Circuit, State of Hawaii,). In the action filed by Erie County, New York (County of Erie v. Abbott Laboratories, Inc., et al., Index Number 2005-2439, New York Supreme Court for Erie County,) the Company filed a Motion to Dismiss the complaint on March 10, 2006. Additional actions in other states are anticipated. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation. With respect to the hormone replacement therapy product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions or claims have been dismissed. As of May 8, 2006, approximately 107 cases were pending against Watson and/or its affiliates in state and federal courts, representing claims by approximately 307 plaintiffs. Discovery is ongoing. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

During 2004 we lost regulatory exclusivity on our Ferrlecit® product, which will allow generic applicants to submit Abbreviated New Drug Applications (“ANDAs”) for Ferrlecit®. In 2005, Ferrlecit® accounted for approximately 9% of our net revenues and 16% of our gross profit. In February 2004, we submitted a Citizen’s Petition to the FDA requesting that the FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied. During the third quarter of 2004, we submitted a second Citizen’s Petition to the FDA requesting that the FDA refuse to accept for substantive review any ANDA referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®. We cannot predict whether the FDA will grant or deny our Citizen’s Petitions or when it may take such action. We believe it will be difficult for a competitor to demonstrate to the FDA that its product is the same as Ferrlecit® and that, in the absence of such a showing, the FDA should require the applicant to submit a New Drug Application (“NDA”) supported by clinical studies, independently demonstrating safety and efficacy. However, if a generic version of Ferrlecit® or other competitive product is approved by the FDA and enters the market, our net revenues could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. For example, in March 2006, we announced that we have entered into a definitive merger agreement to acquire all the outstanding shares of Andrx and acquired all the outstanding shares of Sekhsaria. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. Integrating two geographically distant companies can be a time consuming and expensive process. In addition, in connection with acquisitions, we could experience disruption in our business or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between the products or customers of Watson and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

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

All pharmaceutical companies, including Watson, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration (“DEA”) and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. We are subject to similar regulation in foreign countries where we manufacture and/or distribute our products.

Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current Good Manufacturing Practices (“cGMP”) and other FDA regulations. Following such inspections, the FDA may issue notices on Form 483 and warning letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. FDA guidelines specify that a warning letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

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

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(b) Use of Proceeds

N/A.

(c) Issuer Purchases of Equity Securities

On February 10, 2005, the Board authorized a program to repurchase up to $300.0 million common shares of Watson’s common stock over a period of one year (the “2005 Repurchase Program”). During 2005, under the 2005 Repurchase Program, we repurchased approximately 9.4 million shares of our common stock at an aggregate cost of approximately $300.0 million.

On February 15, 2006, the Board authorized the expenditure of an additional $300.0 million to repurchase shares of the Company’s outstanding common stock (the “2006 Repurchase Program”). Under the 2006 Repurchase Program, the repurchases can be made in open market or privately negotiated transactions from time to time in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. Additionally, the Board has authorized that purchases under the 2006 Repurchase Program may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended. A Rule 10b5-1 plan allows Watson to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods. All such purchases must be made in accordance with a pre-defined plan that is established when the plan administrator is not aware of any material non-public information.

No common stock has been repurchased under the 2006 Repurchase Program during the first quarter of 2006.

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

Date:  May 10, 2006

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2006

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