Form 10-Q
period 2006-06-30
WATSON PHARMACEUTICALS INC
filed 2006-08-09
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-13305

WATSON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3872914
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

311 Bonnie Circle
Corona, CA 92880-2882
(Address of principal executive offices, including zip code)

(951) 493-5300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐
No ☒

The number of shares outstanding of the Registrant’s only class of common stock as of August 2, 2006 was approximately 102,219,000.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$600,411	$467,451
Marketable securities	169,037	162,475
Accounts receivable, net	347,813	333,832
Inventories	310,421	278,062
Prepaid expenses and other current assets	33,425	31,014
Deferred tax assets	110,950	87,596
Total current assets	1,572,057	1,360,430
Property and equipment, net	449,375	436,149
Investments and other assets	63,348	50,318
Deferred tax assets	25,550	25,733
Product rights and other intangibles, net	600,662	751,808
Goodwill	479,945	455,595
Total assets	$3,190,937	$3,080,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$298,639	$211,160
Income taxes payable	63,895	28,789
Current portion of long-term debt	10,392	—
Deferred revenue	8,182	5,721
Total current liabilities	381,108	245,670

Long-term debt	574,013	587,935
Deferred revenue	13,969	13,891
Other long-term liabilities	1,772	2,504
Deferred tax liabilities	88,785	125,792
Total liabilities	1,059,647	975,792

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	368	367
Additional paid-in capital	929,014	923,619
Unearned compensation	—	(9,326)
Retained earnings	1,494,713	1,485,100
Accumulated other comprehensive income	7,195	4,481
Treasury stock, at cost	(300,000)	(300,000)
Total stockholders’ equity	2,131,290	2,104,241
Total liabilities and stockholders’ equity	$3,190,937	$3,080,033

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		Restated		Restated

Net revenues	$510,356	$416,266	$917,589	$817,094
Cost of sales (excludes amortization, presented below)	330,860	211,213	565,614	418,163
Gross profit	179,496	205,053	351,975	398,931

Operating expenses:
Research and development	31,125	31,486	60,962	60,324
Selling, general and administrative	70,774	68,125	137,524	131,776
Amortization	41,101	41,101	82,201	81,739
Loss on impairment	66,981	—	66,981	—
Total operating expenses	209,981	140,712	347,668	273,839
Operating (loss) income	(30,485)	64,341	4,307	125,092

Other income (expense):
(Losses) earnings on equity method investments	1,646	(997)	1,454	(875)
Gain on sales of securities	—	—	3,695	—
(Loss) on early extinguishment of debt	195	—	(525)	—
Interest income	6,913	4,546	13,165	8,652
Interest (expense) income	(3,322)	(3,624)	(6,623)	(6,914)
Other expense	(97)	185	8	(39)
Total other income, net	5,335	110	11,174	824

(Loss) income before income taxes	(25,150)	64,451	15,481	125,916
(Benefit) provision for income taxes	(9,532)	24,002	5,867	46,854
Net (loss) income	$(15,618)	$40,449	$9,614	$79,062

(Loss) earnings per share:
Basic	$(0.15)	$0.38	$0.09	$0.73
Diluted	$(0.15)	$0.35	$0.09	$0.67

Weighted average shares outstanding:
Basic	101,666	106,359	101,742	107,740
Diluted	101,666	121,253	102,125	122,671

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2006	2005
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,614	$79,062
Reconciliation to net cash provided by operating activities:
Depreciation	24,569	19,639
Amortization	82,201	81,739
Charge for asset impairment	66,981	—
Deferred income tax provision	(61,857)	(12,130)
Provision for inventory reserve	10,701	29,584
Restricted stock and stock option compensation	6,653	—
(Earnings) losses on equity method investments	(1,454)	875
Gain on sale of securities	(3,695)	—
Loss on early extinguishment of debt	525	—
Loss on sale of fixed assets	166	620
Tax benefits from employee stock plans	785	1,606
Mark to market on derivative	(732)	(841)
Other	(1,899)	(1,006)
Changes in assets and liabilities (net of acquisition of business):
Accounts receivable, net	(13,618)	(19,799)
Inventories	(38,542)	2,407
Prepaid expenses and other current assets	(776)	6,352
Accounts payable and accrued expenses	84,425	(5,893)
Deferred revenue	(1,485)	3,858
Income taxes payable	35,106	(8,541)
Other assets	(1,443)	1,412
Total adjustments	186,611	99,882
Net cash provided by operating activities	196,225	178,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(18,179)	(38,103)
Acquisition of product rights	(302)	(427)
Acquisition of business, net of cash acquired	(29,664)	—
Proceeds from sale of marketable equity securities	2,203	220,083
Proceeds from sale of investments	4,695	—
Additions to marketable securities	(3,944)	—
Additions to long-term investments	(12,500)	(1,500)
Distribution from joint venture	5,942	2,500
Net cash (used in) provided by investing activities	(51,749)	182,553

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to repurchase 1998 Senior Notes	(14,585)	—
Repurchase of common stock	—	(182,585)
Principal payments on long-term debt and other long-term liabilities	(4,214)	(5)
Proceeds from stock plans	7,283	11,175
Net cash used in financing activities	(11,516)	(171,415)
Net increase in cash and cash equivalents	132,960	190,082
Cash and cash equivalents at beginning of period	467,451	298,653
Cash and cash equivalents at end of period	$600,411	$488,735

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

In the year ended December 31, 2005 the Company acquired additional common shares in Scinopharm Taiwan, Ltd. (“Scinopharm”), previously accounted for under the cost method, to an ownership level in excess of 20%. Accordingly, as required by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), results of operations, earnings per share and cash flows from operating and investing activities have been restated for the three and six months ended June 30, 2005 to conform to current period presentation.

Merger Agreement with Andrx Corporation

On March 13, 2006, the Company announced a definitive merger agreement (the “Merger Agreement”) to acquire all the outstanding shares of common stock of Andrx Corporation (Nasdaq: ADRX) (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion.  Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.

In connection with the transaction, on March 31, 2006, the Company filed a Hart-Scott-Rodino (“HSR”) notification and report form (“HSR Notification”) with the Department of Justice and the Federal Trade Commission (“FTC”) pursuant to the HSR Antitrust Improvements Act of 1976, as amended (“HSR Act”).  On May 1, 2006, the Company and Andrx received a request for additional documentation from the FTC related to the HSR Notification, to which responses were submitted.

Consummation of the merger, which is expected to occur in the third or fourth quarter of 2006, is subject to the satisfaction of certain customary closing conditions including, among others, (i) the expiration of the applicable waiting period under the HSR Act, and (ii) no material adverse effect, as defined in the Merger Agreement, as amended.

On July 7, 2006, Watson and Andrx amended the Merger Agreement.  Under the initial terms of the Merger Agreement, either Watson or Andrx could have terminated the Merger Agreement and abandoned the merger at any time on or after September 12, 2006, subject to certain conditions.  The amendment extends the September 12, 2006 date to November 13, 2006, in the event that the merger cannot be consummated solely because: (i) the waiting period applicable to the consummation of the merger under the HSR Act has not expired or been terminated, (ii) a governmental entity has enjoined or prohibited the consummation of the merger, or (iii) there is a pending antitrust proceeding that would prohibit the consummation of the merger or that would otherwise have a material adverse effect for Watson and its subsidiaries, taken as a whole on a post-merger basis.

The amendment also provides that in the event that the representations and warranties that will be made by Andrx in the Merger Agreement are true and correct on September 12, 2006, then such representations and warranties, with limited exceptions, will be deemed to be true on all dates subsequent to September 12, 2006.  In addition, in the event that no material adverse effect has occurred with regard to Andrx or its ability to consummate the merger on September 12, 2006, then no such material adverse effect will be deemed to exist on all dates subsequent to September 12, 2006.  For additional information on Andrx, see the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		Restated		Restated
Net (loss) income	$(15,618)	$40,449	$9,614	$79,062

Other comprehensive income (loss):
Unrealized (loss) gain on securities	(379)	(1,794)	5,063	(5,293)
Less related income taxes	144	669	(1,919)	1,974
Total unrealized (loss) gain on securities, net	(235)	(1,125)	3,144	(3,319)

Translation loss	(595)	—	(430)	—
Total other comprehensive (loss) income	(830)	(1,125)	2,714	(3,319)
Total comprehensive (loss) income	$(16,448)	$39,324	$12,328	$75,743

Preferred and Common Stock

As of June 30, 2006 and December 31, 2005 there were 2,500,000 shares of no par value per share preferred stock authorized, with none issued.  As of June 30, 2006 and December 31, 2005, there were 500,000,000 shares of $0.0033 par value per share common stock authorized, with 111,568,000 and 110,205,000 shares issued, and 102,168,000 and 100,805,000 outstanding, respectively.  Approximately 9,399,800 shares were held as treasury shares as of June 30, 2006 and December 31, 2005, respectively.

Stock Repurchases

During 2005, we repurchased approximately 9.4 million shares of our common stock at an aggregate cost of $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board on February 10, 2005 (the “2005 Repurchase Program”).  This completed our stock repurchase program under the 2005 Repurchase Program.

On February 15, 2006, the Company’s Board of Directors authorized the expenditure of an additional $300.0 million to repurchase shares of the Company’s outstanding common stock (the “2006 Repurchase Program”).  Repurchases are authorized to be made in open market or privately negotiated transactions from time to time in compliance with the SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. Additionally, the Board has authorized that purchases may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended.  A Rule 10b5-1 plan allows

Watson to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods. All such purchases must be made in accordance with a pre-defined plan that is established when the plan administrator is not aware of any material non-public information.  At this time, the Company does not intend to repurchase common stock under the 2006 Repurchase Program given the pending acquisition of Andrx.

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

The Company’s provision for chargebacks is the most significant and complex estimated sales allowance.  A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  The Company’s chargeback estimates take into consideration the current average chargeback rates by product and estimated wholesaler inventory levels.  Watson continually monitors these assumptions giving consideration to current pricing trends and estimated wholesaler inventory levels and make adjustments to these estimates when the Company believes that the actual chargeback amounts payable in the future will differ from original estimates.  The following table summarizes the activity in the Company’s major categories of sales returns and allowances (in thousands):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total

Balance at December 31, 2004	$129,551	$148,948	$44,483	$10,614	$333,596
Provision related to sales in six months ended June 30, 2005	434,548	165,358	60,265	28,886	689,057
Credits and payments	(456,724)	(189,162)	(65,512)	(29,240)	(740,638)
Balance at June 30, 2005	107,375	125,144	39,236	10,260	282,015
Provision related to sales in six months ended December 31, 2005	501,276	180,512	59,608	30,614	772,010
Credits and payments	(469,046)	(177,363)	(53,551)	(28,780)	(728,740)
Balance at December 31, 2005	139,605	128,293	45,293	12,094	325,285
Provision related to sales in six months ended June 30, 2006	567,776	201,959	84,287	34,570	888,292
Credits and payments	(539,685)	(191,298)	(85,478)	(33,167)	(849,328)
Balance at June 30, 2006	$167,696	$138,954	$44,102	$13,497	$364,249

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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		Restated		Restated

(Loss) earnings per share - basic
Net (loss) income	$(15,618)	$40,449	$9,614	$79,062

Basic weighted average common shares outstanding	101,666	106,359	101,742	107,740

(Loss) earnings per share - basic	$(0.15)	$0.38	$0.09	$0.73

(Loss) earnings per share - assuming dilution
Net (loss) income	$(15,618)	$40,449	$9,614	$79,062
Add: Interest expense on CODES, net of tax	—	1,808	—	3,430
Net (loss) income, adjusted	$(15,618)	$42,257	$9,614	$82,492

Basic weighted average common shares outstanding	101,666	106,359	101,742	107,740
Effect of dilutive securities:
Conversion of CODES	—	14,357	—	14,357
Dilutive stock options	—	537	383	574
Diluted weighted average common shares outstanding	101,666	121,253	102,125	122,671

(Loss) earnings per share - diluted	$(0.15)	$0.35	$0.09	$0.67

Stock awards to purchase 10.4 million and 6.5 million common shares for the three month periods ended June 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.  Stock awards to purchase 8.6 million and 6.5 million common shares for the six month periods ended June 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.  Common stock equivalents relating to the CODES convertible into 14.4 million common shares were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2006 because the CODES were antidilutive.

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

In March 2005, the SEC issued SEC Staff Accounting Bulletin No. 107 (“SAB 107”) which describes the SEC staff position as well as supplemental implementation guidance on the application  and adoption of SFAS 123R.  The Company has applied the provisions of SAB 107 and its guidance in our adoption of SFAS 123R on January 1, 2006 (Refer to NOTE 2 — SHARE-BASED COMPENSATION).

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.  FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  The Company is currently evaluating FIN 48 and the effect, if any, on our Condensed Consolidated Financial Statements.

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

Stock Option Plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders, that authorize the granting of options to purchase the Company’s common shares subject to certain conditions.  At June 30, 2006, the Company had reserved 14.9 million of its common shares for issuance of share-based compensation awards under the Company’s stock option and restricted stock plans.  Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.  In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies.  The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction.  No additional options or warrants have been granted under any of the assumed plans.

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

The following weighted average assumptions were used for stock options granted during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Dividend yield	None	None	None	None
Expected volatility	25%	44%	25%	37%
Risk-free interest rate	5.04%	3.96%	5.04%	3.98%
Expected term	4.4	5.3	5.2	5.4

Weighted average fair value per share at grant date	$8.22	$13.51	$9.50	$12.12

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s operating income and net income before income tax was reduced by $2.7 million and $4.5 million, and net income was reduced by $1.7 million ($0.02 per basic and diluted share) and $2.8 million ($0.03 per basic and diluted share) for the three and six months ended June 30, 2006, related to the Company’s employee stock option plans, respectively.  There was no share-based employee compensation related expense recognized in the three and six months ended June 30, 2005.  Total stock option cost capitalized as part of inventory was $0.4 million and $0.7 for three and six months ended June 30, 2006, respectively. There was no stock option cost capitalized as part of inventory in the three and six months ended June 30, 2005.

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

A summary of the changes in the Company’s stock option plans during the six months ended June 30, 2006 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2005	11,194	$36.76
Granted	202	28.98
Exercised	(261)	19.23
Cancelled	(346)	40.32
Outstanding at June 30, 2006	10,789	$36.93	6.0	$747

Vested and expected to vest at June 30, 2006	10,256	$37.30	6.0	$742

Options exercisable at June 30, 2006	8,035	$39.47	5.2	$674

As of June 30, 2006, the Company had $9.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.6 years.

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

The Company’s operating income and net income before income tax provision was reduced by $0.8 and $1.3 million and net income was reduced by $0.5 million ($0.00 per basic and diluted share) and $0.8 million ($0.01 per basic and diluted share) for the three and six months ended June 30, 2006, related to the Company’s restricted stock plans, respectively.  There was no restricted stock expense recognized in both the three and six months ended June 30, 2005.  Total restricted stock cost capitalized as part of inventory was $0.2 million and $0.4 for the three and six months ended June 30, 2006, respectively. There was no restricted stock cost capitalized as part of inventory in the three and six months ended June 30, 2005.

A summary of the changes in restricted stock grants during the six months ended June 30, 2006 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value

Restricted shares outstanding at December 31, 2005	315.5	$34.43	2.3	$10,863
Granted	83.7	29.05		2,431
Vested	(5.0)	30.04		(150)
Cancelled	(23.6)	35.08		(826)
Restricted shares outstanding at June 30, 2006	370.6	$33.24	2.0	$12,318

Restricted shares net of estimated forfeitures at June 30, 2006	251.4	33.24	2.0	$8,358

As of June 30, 2006, the Company had $6.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 1.9 years.

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

The following weighted average assumptions were used for the ESPP during the three and six months ended June 30, 2005:

Dividend yield	None
Expected volatility	26%
Risk-free interest rate	4.00%
Expected term	6 months

Weighted average fair value per share at grant date	$7.31

Pro Forma Information for Periods Prior to the Adoption of FAS 123R

Prior to 2006, the Company determined stock-based compensation expense using the intrinsic value method of APB 25 and we provided the disclosures required by SFAS 123, as amended by SFAS 148.  The following table provides the pro forma effects on net income and earnings per share for the three and six months ended June 30, 2005 as if the fair value recognition provisions of SFAS 123R had been applied to options and ESPP grants under the Company’s employee compensation plans (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	Restated	Restated
Net income, as reported	$40,449	$79,062
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,857	5,947
Pro forma net income	37,592	73,115
Add: Interest expense on CODES	1,808	3,430
Pro forma net income, adjusted	$39,400	$76,545

Earnings per share:
Basic - as reported	$0.38	$0.73
Basic - pro forma	$0.35	$0.68

Diluted - as reported	$0.35	$0.67
Diluted - pro forma	$0.33	$0.62

NOTE 3 – ACQUISITIONS

Acquisition of Sekhsaria Chemicals Ltd.

On March 16, 2006, the Company acquired Sekhsaria Chemicals Ltd. (“Sekhsaria”), a private company located in Mumbai, India that provides active pharmaceutical ingredient and finished dosage formulation expertise to the global pharmaceutical industry.  The Company acquired all the outstanding shares of Sekhsaria for approximately $29.5 million plus acquisition costs.  The transaction was accounted for as a purchase in accordance with SFAS No. 141, “Business Combinations” (“SFAS 141”) and accordingly, the tangible assets acquired were recorded at fair value on acquisition date based on reasonable assumptions.

The results of operations of Sekhsaria have been included in the Company’s Condensed Consolidated Financial Statements subsequent to the date of acquisition.  Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Additional Investment in Scinopharm

The Company holds an equity interest in Scinopharm.  In January 2006, we made an additional investment in Scinopharm of approximately $12.0 million which increased our ownership share to approximately 31%.  Additionally, we have an option to acquire an additional 44% interest in Scinopharm by January 2008 at a cost of approximately $80 million.

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

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities (in thousands):

	Cost, Including	Gross Unrealized	Gross Unrealized
At June 30, 2006	Accrued Interest	Gains	Losses	Fair Value

Available-for-sale:
U.S. Treasury and agency securities	$156,226	$—	$(1,274)	$154,952
Equity securities - current	1,575	12,510	—	14,085
Current	157,801	12,510	(1,274)	169,037
Equity securities - non-current	232	1,250	—	1,482
Total	$158,033	$13,760	$(1,274)	$170,519

	Cost, Including	Gross Unrealized	Gross Unrealized
At December 31, 2005	Accrued Interest	Gains	Losses	Fair Value

Available-for-sale:
U.S. Treasury and agency securities	$154,302	$—	$(1,835)	$152,467
Equity securities - current	1,572	8,436	—	10,008
Current	155,874	8,436	(1,835)	162,475
Equity securities - non-current	232	707	—	939
Total	$156,106	$9,143	$(1,835)	$163,414

Gross unrealized gains at June 30, 2006 and December 31, 2005 primarily relate to our holdings in shares of Andrx common stock.  The gross unrealized holding loss at June 30, 2006 and December 31, 2005 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in U.S. Treasury and agency securities.

The Company’s net unrealized gain related to its available-for-sale securities increased $3.1 million for the six month period ended June 30, 2006.  During the six month period ended June 30, 2005, the Company’s net unrealized holding gain decreased $3.2 million.  These changes in the Company’s net unrealized holding gain are included in other comprehensive loss.

Current Investments

The Company’s investment in the common stock of Andrx, publicly traded on the Nasdaq Stock Market under the symbol ADRX, is classified as a current investment on the Company’s Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005.  The Company did not sell any of its shares of Andrx during the six month periods ended June 30, 2005 and 2006.  (Refer to NOTE 1 – GENERAL.)

The Company’s investments in U.S. Treasury and agency securities are classified as a current investment on the Company’s Condensed Consolidated Balance Sheet at June 30, 2006 and December 31, 2005.

The contractual maturities of the U.S. Treasury securities at June 30, 2006 are as follows (in thousands):

Fair value

Mature within one year	$153,057
Mature within two years	1,895
$154,952

Non-current Investments

The Company’s investments in the common stock of NovaDel Pharma Inc. and Amarin Corporation plc (“Amarin”) are classified as non-current investments and are included in investments and other assets on the Company’s Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005.

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

The “other” revenue classification for the three month period ended June 30, 2006 and 2005 consists primarily of royalties and revenues from research, development and licensing fees.  Net revenues and segment contribution information for the Company’s Brand and Generic segments, consisted of the following:

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Generic	Brand	Total	Generic	Brand	Total

Product sales	$419,441	$88,051	$507,492	$312,453	$100,746	$413,199
Other	990	1,874	2,864	1,149	1,918	3,067

Net revenues	420,431	89,925	510,356	313,602	102,664	416,266
Cost of revenue (excludes amortization, presented below)	306,564	24,296	330,860	188,141	23,072	211,213
Gross profit	113,867	65,629	179,496	125,461	79,592	205,053
Gross margin	27%	73%	35%	40%	78%	49%

Research and development	18,124	13,001	31,125	21,818	9,668	31,486
Selling and marketing	13,526	29,765	43,291	11,688	30,532	42,220
Contribution	$82,217	$22,863	105,080	$91,955	$39,392	131,347
Contibution margin	20%	25%	21%	29%	38%	32%

General and administrative			27,483			25,905
Amortization			41,101			41,101
Loss on impairment			66,981			—
Operating income			$(30,485)			$64,341
Operating margin			(6.0)%			15%

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Generic	Brand	Total	Generic	Brand	Total

Product sales	$740,856	$171,288	$912,144	$605,616	$205,272	$810,888
Other	1,665	3,780	5,445	2,235	3,971	6,206

Net revenues	742,521	175,068	917,589	607,851	209,243	817,094
Cost of revenue (excludes amortization, presented below)	523,948	41,666	565,614	371,331	46,832	418,163
Gross profit	218,573	133,402	351,975	236,520	162,411	398,931
Gross margin	29%	76%	38%	39%	78%	49%

Research and development	38,619	22,343	60,962	40,962	19,362	60,324
Selling and marketing	26,464	58,740	85,204	22,948	58,000	80,948
Contribution	$153,490	$52,319	205,809	$172,610	$85,049	257,659
Contibution margin	21%	30%	22%	28%	41%	32%

General and administrative			52,320			50,828
Amortization			82,201			81,739
Loss on impairment			66,981			—
Operating income			$4,307			$125,092
Operating margin			0%			15%

NOTE 6 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at June 30, 2006 and December 31, 2005 is approximately $3.9 and $6.0 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions.  This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Raw materials	$96,471	$85,983
Work-in-process	56,270	67,173
Finished goods	157,680	124,906
Total inventories	$310,421	$278,062

NOTE 7 – ASSET IMPAIRMENT CHARGES

In Accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Watson reevaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  SFAS 144 defines impairment as the condition that exists when the carrying amount of a long-lived asset exceeds its fair value.  An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

In the quarter ended June 30, 2006, revisions to the Company’s long range product sales forecast were deemed necessary as a result of a detailed analysis of prescription trends and a review of sales and inventory data provided by our largest customers.  As a result of these downward revisions to our long range product sales forecast, the Company conducted a product right impairment review.  Results of our impairment review indicated future undiscounted cash flows for four product rights were less than their respective carrying values.  An analysis was undertaken to determine the fair values for the four product rights and an impairment of approximately $67.0 million was recognized predominantly relating to Alora® (purchased in 1999) and Actigall® (purchased in 2002) for the three and six months ended June 30, 2006.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units.  The Company performs this impairment testing annually during the second quarter and when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company’s two reporting units are Brand and Generic pharmaceutical products.  The carrying value of each reporting unit is determined by assigning the assets employed in, and liabilities relating to, to those reporting units, including the existing goodwill and intangible assets.  Goodwill is considered impaired if the carrying amount exceeds the fair value of the reporting unit.  During the second quarter of 2006, Watson performed its annual assessment for the impairment of goodwill and determined there was no indication of impairment.

During the six months ended June 30, 2006, in conjunction with the acquisition of Sekhsaria, the total purchase price in excess of the fair value of net assets acquired amounted to $24.3 million (See Note 3 — ACQUISITIONS).  This entire amount was recorded as an addition to goodwill under the Generic pharmaceutical product segment.  Goodwill for the Company’s reporting units consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Brand pharmaceutical products	$368,105	$368,105
Generic pharmaceutical products	111,840	87,490
Total goodwill	$479,945	$455,595

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	June 30,	December 31,
	2006	2005

Product rights and related intangibles	$1,200,569	$1,269,513
Less accumulated amortization	(599,907)	(517,705)
Total product rights and related intangibles, net	$600,662	$751,808

Assuming no additions, disposals or additional adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $160.3 million in 2006, $157.7 in 2007, $46.7 million in 2008, $45.7 in 2009 and $38.6 million in 2010.  The Company’s current product rights and related intangibles have a weighted average useful life of approximately fourteen years.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

CODES, face amount of $575 million, due 2023, net of unamortized discount	$573,987	$573,849
Senior unsecured notes, 7.125% (“1998 Senior Notes”), face amount of $14 million, due 2008, net of unamortized discount	—	14,054
Other notes payable	10,418	32
	584,405	587,935
Less: Current portion of long-term debt	10,392	—
Total long-term debt	$574,013	$587,935

CODES

In March 2003, the Company issued $575 million of CODES.  The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%, excluding changes in fair value of the contingent interest derivative. At June 30, 2006 and December 31, 2005, the unamortized discount for the CODES for both periods was $1.0 and 1.2 million, respectively.

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES.  The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum.  This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance Sheets in other long-term liabilities.  The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES.  Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense.  The current value of the embedded derivative was $ 0.2 and $0.9 million at June 30, 2006 and December 31, 2005, respectively.

1998 Senior Notes

In May 1998, Watson issued $150 million of its 1998 Senior Notes.  The Company is required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.2%.  In February 2004, the Company initiated a tender offer to purchase all of its outstanding 1998 Senior Notes and a related consent solicitation.  The Company received tenders of its 1998 Senior Notes and deliveries of related consents from holders of approximately $101.6 million of the $150 million aggregate principal amount of 1998 Senior Notes outstanding.  In May 2004, the Company acquired an additional $34.3 million of its outstanding 1998 Senior Notes in an open market transaction.  On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding 1998 Senior Notes.  As a result, the remaining 1998 Senior Notes were redeemed on May 23, 2006.

Credit Facility

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “Credit Facility”) for working capital and other general corporate purposes.  On September 8, 2005, we entered into a Second Amendment to the Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended.  On March 6, 2006, we entered into a Third Amendment to the Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock.  As of June 30, 2006, the total $300 million under the Credit Facility was available to us. Watson’s assets generally are held by, and its operations generally are conducted through its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  As of June 30, 2006 and December 31, 2005, the Company had not drawn any funds from the Credit Facility.  Watson is subject to certain financial and operational covenants, all of which, as of June 30, 2006, the Company was in compliance.

NOTE 10 – FINANCIAL INSTRUMENTS

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.   See Note 8 for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at June 30, 2006, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Condensed Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Condensed Consolidated Statements of Income.

The carrying value of the Company’s derivative financial instruments, which approximates fair value, decreased $0.7 million from $0.9 million at December 31, 2005 to $0.2 million at June 30, 2006.  The change in fair value was recorded as a reduction of interest expense during the respective period.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The Company has entered into long-term operating leases for certain facilities and equipment.  The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage.  Total rental expense for operating leases for the six months ended June 30, 2006 and 2005 were $4.1 million and $5.5 million, respectively.

Future minimum lease payments under all non-cancelable operating leases consist of approximately $4.1 million remaining in 2006, $6.7 million in 2007, $4.7 million in 2008, $3.7 million in 2009, $2.4 million in 2010 and $13.8 million thereafter.

Employee Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all employees.  The Company contributes to the plans based upon the employee contributions.  Watson’s contributions to these retirement plans for the three and six months ended June 30, 2006 were $1.7 million and $3.6 million, respectively. Watson’s contributions to these retirement plans for the three and six months ended June 30, 2005 were $1.6 million and $3.3 million, respectively.  The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

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

Cipro Litigation.  In the action pending in the Wisconsin Court of Appeals (Barbara A. Meyers, et. al. v. Bayer AG, et. al., Appeal No. 2003AP2840), on June 8, 2006, the defendants filed a petition for review with the Wisconsin Supreme Court.  On June 26, 2006, the plaintiffs opposed the petition for review.  On July 26, 2006, the Wisconsin Supreme Court granted the defendants’ petition for review.  The petition will be decided after it has been fully briefed by the parties.

Governmental Reimbursement Investigations And Drug Pricing Litigation. With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, the plaintiffs in the Class Action case in the Multi-District Litigation in U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456) have filed a motion requesting that different classes of plaintiffs (including individuals who made co-payments for drugs reimbursed by Medicare and third-party payors, such as insurance companies and union health benefit funds) be certified by the Court so that the Court can decide whether the Company and the other defendants must pay damages to members of the classes who do not choose to be excluded from the class.  The Company has filed an opposition to the Motion for Class Certification, and a hearing has been scheduled for September 12, 2006.  In addition, the Attorney General’s Office in Idaho has requested that the Company meet to discuss whether that office should bring claims against the Company.  Additional actions in other states are anticipated.  These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.  With respect to the May 13, 2002, consent decree entered in connection with the Company’s Corona, California, facility (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP), the U.S. Food and Drug Administration conducted an inspection of the facility from July 9 – 21, 2006.  At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued.  However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Hormone Replacement Therapy Litigation. With respect to the hormone replacement therapy product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions or claims have been dismissed. As of August 8, 2006, approximately 170 cases were pending against Watson and/or its affiliates in state and federal courts, representing claims by approximately 1,345 plaintiffs. Discovery is ongoing. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

The Company has announced several recent cost reduction initiatives including the closure of our Puerto Rico manufacturing facility and the planned divestiture of our Phoenix, Arizona injectable facility by early 2007.  The Company is also establishing a foreign operating infrastructure to supply the U.S. market which includes a recently acquired solid dose manufacturing facility in Goa, India; an increased investment in a Chinese/Taiwanese company specializing in the development and manufacture of active pharmaceutical ingredients (“API”); and the acquisition of Mumbai, India-based Sekhsaria Chemicals, Ltd. that provides API and finished dosage formulation expertise to the global pharmaceutical industry.

On March 13, 2006, the Company announced a definitive merger agreement (the “Merger Agreement”) to acquire all the outstanding shares of common stock of Andrx Corporation (Nasdaq: ADRX) (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion.  Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.  The consummation of the merger is subject to U.S. regulatory approval.  Following the close of the merger, Watson will have three operating segments: Generic, Brand and Distribution.  The following discussion does not include or incorporate the anticipated impact of Andrx on our business, results of operations, financial condition, cash flows or expectations for 2006.  For additional information on the merger with Andrx, refer to NOTE 1 – GENERAL in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Results of Operations

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net Revenues

	Three Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Generic segment
Generics	$340,848	$234,484	$106,364	45.4%
Generic oral contraceptives	78,593	77,969	624	0.8%
Total generic product sales	419,441	312,453	106,988	34.2%
Other	990	1,149	(159)	(13.8)%
Total generic segment net revenues	420,431	313,602	106,829	34.1%

Brand segment
Specialty Products	44,434	54,710	(10,276)	(18.8)%
Nephrology	43,617	46,036	(2,419)	(5.3)%
Total brand product sales	88,051	100,746	(12,695)	(12.6)%
Other	1,874	1,918	(44)	(2.3)%
Total brand segment net revenues	89,925	102,664	(12,739)	(12.4)%

Total net revenues	$510,356	$416,266	$94,090	22.6%

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

Our Generics product line includes oral dosage, transdermal, injectible and transmucosal products used for a variety of indications including pain management, depression, hypertension and smoking cessation.

For the three months ended June 30, 2006, revenues from our Generic segment increased $106.8 million or 34% over sales from the prior year period.  Sales increased due to certain recently launched authorized generic products including oxycodone HCl controlled-release tablets that were launched during the fourth quarter of 2005 and pravastatin sodium tablets that were launched during the second quarter of 2006.  Sales from these authorized generic products were $115.6 million during the second quarter of 2006.  Excluding these recently launched authorized generic products, revenues in our Generic segment declined by $8.8 million or 3% compared to the same period in 2005.  This decline was due primarily to lower pricing on the Company’s existing products.

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

For the three months ended June 30, 2006, revenues from our Specialty Products group declined approximately $10.3 million or 19%. The decrease in sales from our Specialty Products group for the three months ended June 30, 2006, as compared to the prior year period was primarily attributable to a decrease in prescription volumes for our non-promoted specialty products and a reduction in wholesaler inventory levels as a result of our entry into inventory management agreements with several of our large wholesale customers during 2005.  Sales levels in the prior year period were also impacted by higher levels of wholesaler buying in anticipation of price increases prior to entering into the inventory management agreements with those wholesalers.

Gross Profit (Gross Margin)

	Three Months Ended June 30,
	2006	2005	Change

Overall Consolidated Gross Margin	35.2%	49.3%	(14.1)%

Generic pharmaceutical products	26.9%	39.8%	(12.9)%
Brand pharmaceutical products	72.4%	77.1%	(4.7)%
Gross margin on product net revenues	34.8%	48.9%	(14.1)%

Gross profit represents net revenues less cost of sales.  Cost of sales includes the cost of manufacturing and packaging for the products we manufacture, the cost of products we purchase from third parties, our profit-sharing or royalty payments made to third parties, changes to our inventory reserves and excess capacity utilization charges, where applicable.  Amortization of acquired product rights is not included in our cost of sales.

Gross margins for our Generic segment declined to 26.9% from 39.8% in the year ago period.  The decrease in gross margin from our Generic segment for the three months ended June 30, 2006 was primarily due to sales of oxycodone HCl controlled-release tablets and pravastatin sodium tablets during the second quarter of 2006.  Sales from these authorized generic products generated $6.8 million of gross profit on $115.6 million of revenues.  Excluding these newly launched products, the gross margin for our Generic segment was 34.7%.  Margins in our Generic segment were also adversely impacted by plant rationalization costs of $5.9 million in the second quarter and price declines over the past year on existing products.

During the second quarter of 2006, gross margins from our Brand segment decreased primarily due to higher costs and lower production levels in our Salt Lake City, Utah transdermal manufacturing facility.  Margins were also impacted by plant rationalization costs incurred in connection with the planned divestiture of our Phoenix, Arizona sterile manufacturing facility.

Research and Development Expenses

	Three Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Research and development expenses by segment:
Generic	$18,124	$21,818	$(3,694)	(16.9)%
Brand	13,001	9,668	3,333	34.5%
Total research and development expenses	$31,125	$31,486	$(361)	(1.1)%
as a % of net revenues	6.1%	7.6%

Research and development expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.   The level of research and development expenses are influenced greatly by the commencement and termination of development programs and clinical studies during each quarter.

Research and development expenses within our Generic segment decreased during the three months ended June 30, 2006, as compared to the same period of the prior year, due to lower biostudy costs in the current period.

Research and development expenses within our Brand segment increased during the three months ended June 30, 2006, as compared to the same period of the prior year, primarily due to the commencement of Phase III studies on the gel formulation of oxybutynin for overactive bladder.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Selling and marketing expenses by segment:
Generic	$13,526	$11,688	$1,838	15.7%
Brand	29,765	30,532	(767)	(2.5)%
Total segment selling and marketing expenses	43,291	42,220	1,071	2.5%

Corporate general and administrative	27,483	25,905	1,578	6.1%
Total selling, general and administrative expenses	$70,774	$68,125	$2,649	3.9%
as a % of net revenues	13.9%	16.4%

Selling, general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.

Generic segment selling and marketing expenses increased during the three months ended June 30, 2006 as compared to the same period of the prior year primarily due to higher distribution costs.

Brand segment selling and marketing expenses decreased during the three months ended June 30, 2006 as compared to the same period of the prior year due to lower product spending for Oxytrol during the current quarter.

Corporate general and administrative increased during three months ended June 30, 2006 as compared to the same period of the prior year due to higher corporate insurance costs and administrative costs associated with our recently acquired operations in India.

Amortization

	Three Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Amortization	$41,101	$41,101	$—	0.0%
as a % of net revenues	8.1%	9.9%

The Company’s amortizable assets consist primarily of acquired product rights.

Loss on Impairment

	Three Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Loss on impairment of product rights	$66,981	$—	$66,981	100.0%
as a % of net revenues	13.1%	0.0%

During the second quarter of 2006, the Company recognized a $67.0 million loss on impairment of product rights as a result of the reduction in our long range sales forecast for certain non-promoted products, predominantly Alora® and Actigall® (refer to Note 7 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

Earnings (Losses) on Equity Method Investments

	Three Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%
		Restated

Earnings (losses) on equity method investments	$1,646	$(997)	$2,643	(265.1)%
as a % of net revenues	0.3%	-0.2%

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

The earnings recorded during the three months ended June 30, 2006 consists primarily of our equity in earnings of Somerset Pharmaceuticals, Inc., our joint venture with Mylan Laboratories, Inc. (“Somerset”).  Somerset has developed Emsam®, a selegeline patch for the treatment of depression.  On February 28, 2006, the U.S. Food and Drug

Administration (“FDA”) granted Somerset final approval for Emsam® and Bristol-Myers Squibb launched Emsam® in the second quarter of 2006.  As a result of this approval, the Company expects Somerset to be profitable for the remainder of 2006.

Interest Income

	Three Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Interest income	$6,913	$4,546	$2,367	52.1%
as a % of net revenues	1.4%	1.1%

Interest income increased during the three months ended June 30, 2006 as compared to the same period of the prior year due to higher balances of cash and marketable securities and higher interest rates on invested balances in the current quarter.

Interest Expense

	Three Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Interest expense - convertible contingent senior debentures due 2023 (“CODES”)	$3,151	$3,151	$—	0.0%
Interest expense - 1998 Senior Notes	150	255	(105)	(41.2)%
Interest and fees on credit facility	248	426	(178)	(41.8)%
Change in derivative value	(278)	(272)	(6)	2.2%
Interest expense - other	51	64	(13)	(20.3)%
Interest expense	$3,322	$3,624	$(302)	(8.3)%
as a % of net revenues	0.7%	0.9%

Interest expense decreased for the three month period ended June 30, 2006 due to the redemption of the 1998 Senior Notes in the current quarter and due to reduced undrawn fees on the Company’s credit facility.

Provision for Income Taxes

	Three Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Provision for income taxes	$(9,532)	$24,002	$(33,534)	(139.7)%
as a % of net revenues	-1.9%	5.8%
Effective tax rate	-37.9%	37.2%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, increases the effective tax rate.

The Company recorded an income tax benefit in the three months ended June 30, 2006 related to the loss before income taxes.

Segment Contribution

	Three Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Segment contribution
Generic	$82,217	$91,955	$(9,738)	(10.6)%
Brand	22,863	39,392	(16,529)	(42.0)%
	$105,080	$131,347	$(26,267)	(20.0)%
as % of net revenues	20.6%	31.6%

Generic segment contribution decreased for the three months ended June 30, 2006, as compared to the same period of the prior year, due to lower gross profit and higher selling and marketing expenses.

Brand segment contribution decreased for the three months ended June 30, 2006, as compared to the same period of the prior year, primarily due to a decrease in sales of Specialty Products, lower gross margins and higher research and development expenses.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Results of Operations

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Revenues

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Generic segment
Generics	$586,291	$446,005	$140,286	31.5%
Generic OC’s	154,565	159,612	(5,047)	(3.2)%
Total generic product sales	740,856	605,617	135,239	22.3%
Other	1,665	2,235	(570)	(25.5)%
Total generic segment net revenues	742,521	607,852	134,669	22.2%

Brand segment
Specialty Products	83,504	118,172	(34,668)	(29.3)%
Nephrology	87,784	87,099	685	0.8%
Total brand product sales	171,288	205,271	(33,983)	(16.6)%
Other	3,780	3,971	(191)	(4.8)%
Total brand segment net revenues	175,068	209,242	(34,174)	(16.3)%

Total net revenues	$917,589	$817,094	$100,495	12.3%

Generic Segment

For the six months ended June 30, 2006, revenues from our Generic segment increased $134.7 million or 22% over sales from the prior year period.  Sales increased due to certain recently launched authorized generic products including oxycodone HCl controlled-release tablets that were launched during the fourth quarter of 2005 and pravastatin sodium tablets that were launched during the second quarter of 2006.  Sales from these authorized generic products were $146.1 million during the six months ended June 30, 2006.  Excluding these recently launched authorized generic products, revenues in our Generic segment declined by $10.8 million or 2%.  This decline was due primarily to lower pricing on the Company’s existing products.

For 2006, we expect total net revenues in the Generic segment to range between $1.4 and $1.5 billion.  We expect sales in the second half of 2006 to increase slightly from first half levels as the Company expects to launch several new products later in the year.

Brand Segment

The $34.7 million or 29% decrease in sales from our Specialty Products group for the six months ended June 30, 2006, as compared to the same prior year period, was primarily attributable to a decrease in prescription volumes for our non-promoted specialty products and a reduction in wholesaler inventory levels resulting from our entry into inventory management agreements with some of our larger customers during 2005.  The reduction in sales for the period was partially offset by sales of our Trelstar® Depot and Trelstar® LA products for the palliative treatment of advanced prostate cancer launched in the second quarter of 2005.  Sales levels in the prior year period were also impacted by high levels of wholesaler buying in anticipation of price increases prior to entering into the inventory management agreements with those wholesalers.

For 2006, we expect total net revenues for our Brand segment to be approximately $350 to $360 million.

Gross Profit (Gross Margin)

	Six Months Ended June 30,
	2006	2005	Change

Overall Consolidated Gross Margin	38.4%	48.8%	(10.4)%

Generic pharmaceutical products	29.3%	38.7%	(9.4)%
Brand pharmaceutical products	75.7%	77.2%	(1.5)%
Gross margin on product net revenues	38.0%	48.4%	(10.4)%

Gross margins for our Generic segment declined to 29.3% from 38.7% in the year ago period.  The decrease in gross margin from our Generic segment was primarily due to sales of oxycodone HCl controlled-release tablets for the six months ended June 30, 2006 and pravastatin sodium tablets during the second quarter of 2006 each of which are lower margin products.

We expect our consolidated gross margins to improve in the second half of 2006 due to expected new product launches and reductions in our manufacturing costs as we wind down our Puerto Rico manufacturing operations.  For 2006, we expect consolidated gross margins of approximately 41%.

Research and Development Expenses

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Research and development expenses by segment:
Generic	$38,619	$40,962	$(2,343)	(5.7)%
Brand	22,343	19,362	2,981	15.4%
Total research and development expenses	$60,962	$60,324	$638	1.1%
as a % of net revenues	6.6%	7.4%

Research and development expenses within our Generic segment decreased during the six months ended June 30, 2006, as compared to the same period of the prior year, due to lower biostudy costs particularly in the second quarter of 2006.

Research and development expenses within our Brand segment increased during the six months ended June 30, 2006, as compared to the same period of the prior year, primarily due to the commencement of Phase III studies on the gel formulation of oxybutynin for overactive bladder.

Research and development investment for 2006 is estimated to range between 6.5% and 7% of expected total net revenue.  Research and development spending is expected to fluctuate during the remaining quarters of 2006 in tandem with the timing of clinical study costs associated with (i) the Company’s generic product pipeline, (ii) the continuation of Phase III studies on the silodosin product for benign prostatic hyperplasia, as well as (iii) the continuation of Phase III studies on the next generation formulation of oxybutynin for overactive bladder.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Selling and marketing expenses by segment:
Generic	$26,464	$22,948	$3,516	15.3%
Brand	58,740	58,000	740	1.3%
Total segment selling and marketing expenses	85,204	80,948	4,256	5.3%

Corporate general and administrative	52,320	50,828	1,492	2.9%
Total selling, general and administrative expenses	$137,524	$131,776	$5,748	4.4%
as a % of net revenues	15.0%	16.1%

Generic segment selling and marketing expenses increased during the six months ended June 30, 2006 as compared to the same period of the prior year primarily due to higher distribution costs.

Selling, general and administrative expenses for 2006 are estimated to range between 14.5% and 15% of expected total net revenue.

Amortization

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Amortization	$82,201	$81,739	$462	0.6%
as a % of net revenues	9.0%	10.0%

The Company’s amortizable assets consist primarily of acquired product rights.

We expect quarterly amortization expense for the remainder of 2006 to be approximately $39.4 million after recognizing a loss on impairment of product rights in the current quarter (refer to “Loss on Impairment” below).

We expect quarterly amortization expense for the remainder of 2006 to be approximately $39.4 million after recognizing a loss on impairment of product rights in the current quarter.

Loss on Impairment

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Loss on impairment of product rights	$66,981	$—	$66,981	100.0%
as a % of net revenues	7.3%	0.0%

During the second quarter of 2006, the Company recognized a $67.0 million loss on impairment of product rights resulting from a downward revision of long range product sales predominantly relating to Alora® and Actigall® (refer to Note 7 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

Earnings (Losses) on Equity Method Investments

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%
		Restated
Earnings (losses) on equity method investments	$1,454	$(875)	$2,329	(266.2)%
as a % of net revenues	0.2%	-0.1%

The earnings on equity method investments recorded during the six months ended June 30, 2006 consist primarily of our share of earnings generated by Somerset.  Somerset has developed Emsam®, a selegeline patch for the treatment of depression.  On February 28, 2006, the FDA granted Somerset final approval for Emsam® and Bristol-Myers Squibb launched Emsan® in the second quarter of 2006.  As a result of this approval, the Company expects Somerset to be profitable for the remainder of 2006.

Gain on Sale of Securities

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Gain on sale of securities	$3,695	$—	$3,695	100.0%
as a % of net revenues	0.4%	0.0%

The 2006 gain on sale of securities resulted from the sale of our investment in Adheris, Inc.  We received cash proceeds of $4.7 million from our sale of our entire investment in Adheris, Inc. and may receive additional proceeds upon the achievement of certain earn-out milestones.  We did not sell any securities during the six months ended June 30, 2005.

Interest Income

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Interest income	$13,165	$8,652	$4,513	52.2%
as a % of net revenues	1.4%	1.1%

Interest income increased during the six months ended June 30, 2006 as compared to the same period of the prior year due to higher balances of cash and marketable securities and higher rates of return on invested balances in the current period.

Interest Expense

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Interest expense - CODES	$6,302	$6,302	$—	0.0%
Interest expense - 1998 Senior Notes	406	511	(105)	(20.5)%
Interest and fees on credit facility	495	842	(347)	(41.2)%
Change in derivative value	(731)	(841)	110	(13.1)%
Interest expense - other	151	100	51	51.0%
Interest expense	$6,623	$6,914	$(291)	(4.2)%
as a % of net revenues	0.7%	0.8%

Interest expense decreased for the six month period ended June 30, 2006 due to the redemption of the 1998 Senior Notes in the quarter ended June 30, 2006 and due to reduced fees on the credit facility.

Provision for Income Taxes

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Provision for income taxes	$5,867	$46,854	$(40,987)	(87.5)%
as a % of net revenues	0.6%	5.7%
Effective tax rate	37.9%	37.2%

The provision for income taxes decreased in the six months ended June 30, 2006 due to reduced levels of income before income taxes.  The higher effective tax rate for the six months ended June 30, 2006, as compared to the same period of the prior year, primarily reflect limitations on the deductibility of charitable contributions during the period and the effect of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) during the current period.  Beginning January 1, 2006, in conjunction with the adoption of SFAS 123R, incentive stock option deductions are considered a permanent difference which has the impact of increasing our effective tax rate in the period.

Segment Contribution

	Six Months Ended June 30,		Change
($ in thousands):	2006	2005	Dollars	%

Segment contribution
Generic	$153,490	$172,610	$(19,120)	(11.1)%
Brand	52,319	85,049	(32,730)	(38.5)%
	$205,809	$257,659	$(51,850)	(20.1)%
as % of net revenues	22.4%	31.5%

Generic segment contribution decreased for the six months ended June 30, 2006, as compared to the same period of the prior year, due to lower gross profit and higher selling and marketing expenses.

Brand segment contribution decreased for the six months ended June 30, 2006, as compared to the same period of the prior year, primarily due to a decrease in sales of Specialty Products and higher research and development and selling and marketing expenses.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Cash from Operations

Watson’s primary source of liquidity is cash from operations.  Net working capital at June 30, 2006 was $1.19 billion compared to $1.11 billion at December 31, 2005 and $1.08 billion at June 30, 2005.

We expect that 2006 cash flows from operating activities will continue to exceed net income.  In addition, management expects that 2006 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs.

Summarized cash flow information is as follows:

	Six months ended June 30,
($ in thousands):	2006	2005

Net cash provided by operating activities	$196,225	$178,944

Net cash provided by operating activities increased during the six month period ended June 30, 2006, as compared to the same period of the prior year, due primarily to an increase in accounts payable (refer to discussion under “Changes in Working Capital”) offset by an increase in inventories.

Cash flows from operations are expected to range between $325 and $340 million in 2006.

Changes in Working Capital

Working capital at June 30, 2006 and December 31, 2005 is summarized as follows:

	June 30,	December 31,	Increase
($ in thousands):	2006	2005	(Decrease)

Current Assets:
Cash and cash equivalents	$600,411	$467,451	$132,960
Marketable securities	169,037	162,475	6,562
Accounts receivable, net of allowances	347,813	333,832	13,981
Inventories	310,421	278,062	32,359
Other	144,375	118,610	25,765
Total current assets	1,572,057	1,360,430	211,627
Current liabilities:
Accounts payable and accrued expenses	298,639	211,160	87,479
Current portion of long-term debt	10,392	—	10,392
Other	72,077	34,510	37,567
Total current liabilities	381,108	245,670	135,438

Working Capital	$1,190,949	$1,114,760	$76,189

Current Ratio	4.12	5.54

The increase in inventory at June 30, 2006 was primarily due to the launch of authorized generic pravastatin sodium tablets during the second quarter of 2006.  Accounts payable increased at June 30, 2006 primarily due to higher royalties payable on sales of oxycodone extended-release and pravastatin sodium tablets.  Current portion of long-term debt increased at June 30, 2006 as we assumed debt in our acquisition of Sekhsaria Chemicals, Ltd. (“Sekhsaria”) which we plan to repay prior to the end of 2006.

Capital Expenditures

Our capital expenditures are summarized as follows:

	Six months ended June 30,
($ in thousands):	2006	2005

Additions to property and equipment	$18,179	$38,103

Capital expenditures for the six months ended June 30, 2006 included additions to machinery and equipment at various Watson locations.  We expect to spend approximately $50 million for property and equipment additions in 2006.

Debt and Borrowing Capacity

Our debt and borrowing capacity at June 30, 2006 and December 31, 2005 is summarized as follows:

	June 30,	December 31,	Increase
($ in thousands):	2006	2005	(Decrease)

Current portion of long-term debt	$10,392	$—	$10,392
Long-term debt	574,013	587,935	(13,922)
Total debt	$584,405	$587,935	$(3,530)
Debt to capital ratio	21.5%	21.8%

In March 2003, we issued $575 million of our CODES.  As of June 30, 2006, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

In May 1998, we issued $150 million of our 1998 Senior Notes.  On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding 1998 Senior Notes.  As a result, the remaining 1998 Senior Notes were redeemed on May 23, 2006.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “Credit Facility”) for working capital and other general corporate purposes.  On September 8, 2005, we entered into a Second Amendment to the Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended.  On March 6, 2006, we entered into a Third Amendment to the Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock.  As of June 30, 2006, the total $300 million under the Credit Facility was available to us.  Watson’s assets generally are held by, and its operations generally are conducted through its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  As of June 30, 2006 and December 31, 2005, the Company had not drawn any funds from the Credit Facility.  Watson is subject to certain financial and operational covenants, all of which, as of June 30, 2006, the Company was in compliance.  The Credit Facility currently contains the following financial covenants:

•                  maintenance of a minimum net worth of at least $1.7 billion at June 30, 2006;

•                  maintenance of a maximum leverage ratio not greater than 2.25 to 1.0; and

•                  maintenance of a minimum interest coverage ratio of at least 7.0 to 1.0.

At June 30, 2006, our net worth was $2.1 billion and our leverage ratio was 1.45 to 1.0.   Our interest coverage ratio for the six months ended June 30, 2006 was 28.5 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding long-term obligations as of June 30, 2006.  Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.  Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding long-term obligations we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest)
(in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term and other debt	$765,887	$25,669	$30,213	$20,125	$689,880
Liabilities incurred for acquisitions of products and businesses	1,772	1,100	472	—	200
Operating lease obligations	35,437	4,143	15,089	4,289	11,916
Total contractual cash obligations	$803,096	$30,912	$45,774	$24,414	$701,996

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

Stock Repurchases

During 2005, we repurchased approximately 9.4 million shares of our common stock at an aggregate cost of approximately $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board on February 10, 2005 (the “2005 Repurchase Program”).  This completed our stock repurchases under the 2005 Repurchase Program.  The 2005 Repurchase Program did not affect our compliance with our debt covenants and did not materially impact the Company’s liquidity.

On February 15, 2006, the Company’s Board of Directors authorized the expenditure of an additional $300.0 million to repurchase shares of the Company’s outstanding common stock (the “2006 Repurchase Program”).  Repurchases are authorized to be made in open market or privately negotiated transactions from time to time in compliance with the Securities and Exchange Commission’s (“SEC”) Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. Additionally, the Board has authorized that purchases may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended. A Rule 10b5-1 plan allows Watson to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods. All such purchases must be made in accordance with a pre-defined plan that is established when the plan administrator is not aware of any material non-public information.  At this time, the Company does not intend to repurchase common stock under the 2006 Repurchase Program as a result of the financial obligations associated with the Company’s pending acquisition of Andrx.

Merger Agreement with Andrx

On March 13, 2006, the Company announced the Merger Agreement to acquire all the outstanding shares of common stock of Andrx in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion.  On July 10, 2006, the Company announced an amendment to the Merger Agreement pursuant to which, among other things, the deadline to close the transaction was extended from September 12, 2006 to November 13, 2006.  Andrx is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.  For additional information on the merger with Andrx, refer to NOTE 1 – GENERAL in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

The transaction is anticipated to be financed with Watson’s existing cash reserves and an aggregate of $1.15 billion available under a Senior Credit Facility provided to Watson from a syndicate of banks (the “Merger Financing”).  The Merger Financing consists of a $500 million revolving credit facility and a $650 million senior term loan facility.  The revolving credit facility would have a five year term and the senior term facility would mature in five years.  We expect both facilities will bear interest equal to LIBOR plus 0.75% (subject to certain adjustments).

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

In March 2005, the SEC issued SEC Staff Accounting Bulletin No. 107 (“SAB 107”) which describes the SEC staff position as well as supplemental implementation guidance on the application and adoption of SFAS 123R.  The Company has applied the provisions of SAB 107 and its guidance in our adoption of SFAS 123R on January 1, 2006.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.  FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  The Company is currently evaluating FIN 48 and the effect, if any, on our Condensed Consolidated Financial Statements.

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

Investment Risk

As of June 30, 2006, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $63.3 million.  Of this amount, we had equity-method investments of $47.5 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $15.6 million ($14.1 million that was included in “Marketable securities” and $1.5 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at June 30, 2006, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $3.9 million, $6.2 million and $7.8 million, respectively.

At June 30, 2006, our investment in Andrx consisted of approximately 607,000 shares of Andrx common stock with a cost of $1.6 million and a fair market value of $14.1 million.  Because Andrx is a publicly traded equity security, our holdings of Andrx have exposure to investment risk.  On March 13, 2006, the Company announced the Merger Agreement with Andrx.  On July 10, 2006, the Company announced an amendment to the Merger Agreement pursuant to which, among other things, the deadline to close the transaction was extended from September 12, 2006 to November 13, 2006.  For additional information on the merger with Andrx, refer to NOTE 1 – GENERAL in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

The following table sets forth the Andrx high and low market price per share information, based on published financial sources, for 2006 and 2005 and further reflects the volatility of the stock price:

	High	Low
2006, by quarter
First	$24.29	$16.07
Second	$23.91	$22.50

2005, by quarter
First	$24.47	$20.55
Second	$23.38	$19.15
Third	$22.50	$12.74
Fourth	$18.45	$14.35

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our 1998 Senior Notes approximated their carrying values on June 30, 2006.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Cipro Litigation.  In the action pending in the Wisconsin Court of Appeals (Barbara A. Meyers, et. al. v. Bayer AG, et. al., Appeal No. 2003AP2840), on June 8, 2006, the defendants filed a petition for review with the Wisconsin Supreme Court.  On June 26, 2006, the plaintiffs opposed the petition for review.  On July 26, 2006, the Wisconsin Supreme Court granted the defendants’ petition for review.  The petition will be decided after it has been fully briefed by the parties.

Governmental Reimbursement Investigations And Drug Pricing Litigation. With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, the plaintiffs in the Class Action case in the Multi-District Litigation in U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456) have filed a motion requesting that different classes of plaintiffs (including individuals who made co-payments for drugs reimbursed by Medicare and third-party payors, such as insurance companies and union health benefit funds) be certified by the Court so that the Court can decide whether the Company and the other defendants must pay damages to members of the classes who do not choose to be excluded from the class.  The Company has filed an opposition to the Motion for Class Certification, and a hearing has been scheduled for September 12, 2006.  In addition, the Attorney General’s Office in Idaho has requested that the Company meet to discuss whether that office should bring claims against the Company.  Additional actions in other states are anticipated.  These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.  With respect to the May 13, 2002, consent decree entered in connection with the Company’s Corona, California, facility (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao, United States District Court for the Central District of California, EDCV-02-412-VAP), the U.S. Food and Drug Administration conducted an inspection of the facility from July 9 — 21, 2006.  At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued.  However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products.  Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Hormone Replacement Therapy Litigation. With respect to the hormone replacement therapy product liability lawsuits pending against the Company, certain of its subsidiaries, and others, additional actions raising similar issues have been filed, and some actions or claims have been dismissed. As of August 8, 2006, approximately 170 cases were pending against Watson and/or its affiliates in state and federal courts, representing claims by approximately 1,345 plaintiffs. Discovery is ongoing. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

As a result of these and other difficulties, products currently in development by Watson or Andrx may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by Watson or other third-party partners.  This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected.  We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our brand pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing brand pharmaceutical products is more costly than generic products.  During 2005, we increased our planned expenditures for the development and marketing of our brand business.  During 2006 and thereafter, we may further increase the amounts we expend for our brand business segment.  For example, we initiated Phase III clinical studies during the second quarter of 2006 on our next generation Oxytrol® product and will incur ongoing expenditures for the Phase III clinical studies on our silodosin product for treatment of benign prostatic hyperplasia.  We cannot be sure these business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business, which would adversely affect our results of operations and financial condition.

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

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost effective manner.  Our gross profits are expected to change significantly after the consummation of our transaction with Andrx, due in part to the significant amounts of revenue generated by Andrx’s distribution business, which typically generates lower gross margins than our Generics business.

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

Certain of our competitors have recently challenged our ability to distribute Authorized Generics during the competitors’ 180 day period of ANDA exclusivity under the Hatch-Waxman Act.  Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product.  Some of our competitors have challenged the propriety of these arrangements by filing Citizen’s Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention.  The FDA and courts that have considered the subject to date have ruled that there is no prohibition in the Federal Food, Drug, and Cosmetic Act against distributing authorized generic versions of a brand drug. However, on July 19, 2006, legislation was introduced in the U.S. Senate, and on July 28, 2006, similar legislation was introduced in the U.S. House of Representatives, that would prohibit the marketing of Authorized Generics during the 180 day period of ANDA exclusivity under the Hatch-Waxman Act.  Further, the Deficit Reduction Act of 2005 added provisions to the Medicaid Rebate Program that, effective January 1, 2007, may have the effect of increasing an NDA holder’s Medicaid Rebate liability if it permits another manufacturer to market an authorized generic version of its brand product.  This may affect the willingness of brand manufacturers to continue arrangements, or enter into future arrangements, permitting us to market authorized generic versions of their brand products.  If so, or if distribution of authorized generic versions of brand products is otherwise restricted or found unlawful, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As a part of our business strategy, we plan to consider and, as appropriate, make acquisitions of technologies, products and businesses, which may result in us experiencing difficulties in integrating the technologies, products and businesses that we acquire and/or experiencing significant charges to earnings that may adversely affect our stock price and financial condition. These risks are particularly relevant with respect to our acquisition of Andrx.

We regularly review potential acquisitions of technologies, products and businesses complementary to our business.  Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products.  For example, in March 2006, we announced that we have entered into a definitive merger agreement to acquire all the outstanding shares of Andrx and acquired all the outstanding shares of Sekhsaria.  If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock.  Integrating two geographically distant companies can be a time consuming and expensive process. Watson’s headquarters are in California. Andrx’s headquarters are in Florida. Sekhsaria’s headquarters are in India.  In addition, in connection with acquisitions, we could experience disruption in our business, customer or employee base, including diversion of management’s attention from our continuing operations.  There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors.  Furthermore, there may be overlap between the products or customers of Watson and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. The impact of our pending acquisition of Andrx, including our ability to obtain governmental approvals for the acquisition on the terms and schedule agreed to in the Merger Agreement, as amended, may result in any or all of the following risks: the businesses will not be integrated successfully; the anticipated synergies from the acquisition may not be fully realized or may take longer to realize than expected; disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues.

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

Antitrust authorities may attempt to delay or prevent our acquisition of Andrx.

On March 31, 2006, we made a premerger filing under the Hart Scott Rodino Act (“HSR Act”), with the Federal Trade Commission (“FTC”), and the Antitrust Division of the Department of Justice. On May 1, 2006, Watson and Andrx each received a request for additional information from the FTC, pursuant to the HSR Act, in connection with the Andrx acquisition. The effect of the second request is to extend the waiting period imposed by the HSR Act until thirty days after we have substantially complied with such request, unless that period is voluntarily extended by the parties or terminated earlier by the FTC.  The companies continue to work closely with the FTC in response to the request.  However, we cannot consummate the transaction with Andrx until the applicable waiting period under the HSR Act expires or is terminated.  On July 7, 2006, the parties entered into an amendment to the Merger Agreement to allow additional time to confer with the FTC concerning its review of the transaction.

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

For example, in the quarter ended June 30, 2006, revisions to the Company’s long range product sales forecast were deemed necessary as a result of a detailed analysis of prescription trends and a review of sales and inventory data provided by our largest customers.  As a result of these downward revisions to our long range product sales forecast, the Company conducted a product right impairment review.  Results of our impairment review indicated future undiscounted cash flows for four product rights were less than their respective carrying values.  An analysis was undertaken to determine the fair values for the four product rights and an impairment of approximately $67.0 million was recognized predominantly relating to Alora® (purchased in 1999) and Actigall® (purchased in 2002) for the three and six months ended June 30, 2006. As of June 30, 2006, the carrying value of our product rights and other intangible assets was approximately $601 million and the carrying value of our goodwill was approximately $480 million.

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

Our principal manufacturing facility in Corona, California (which manufactured products representing approximately 17% of our total product net revenues for 2005) is currently subject to a consent decree of permanent injunction.  Similarly, Andrx’s principal manufacturing facility in Davie, Florida, is currently under Official Action Indicated (“OAI”) status by the FDA. While on OAI status, Andrx is not eligible to obtain approvals for products manufactured at its Davie, Florida facility.  We cannot assure you that the FDA will determine that we have adequately corrected deficiencies at our manufacturing sites (including the one referenced above), that subsequent FDA inspections will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson, Andrx  or their subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson, Andrx  or any of their subsidiaries.  The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution.  Any such sanctions, if imposed, could materially harm our operating results and financial condition.  Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.  Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree.  Although we and Andrx have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Certain of our vendors are subject to similar regulation and periodic inspections.

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

As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), companies are required to file with the Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs.  This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.  The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business.

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

No common stock has been repurchased under the 2006 Repurchase Program during the second quarter of 2006.  At this time, the Company does not intend to repurchase common stock under the 2006 Repurchase Program as a result of the financial obligations associated with the Company’s pending acquisition of Andrx.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 5, 2006, the following proposals were set before the stockholders for their vote:

Proposal 1.           To elect three persons as Class II Directors to a three-year term and until their successors are duly elected and qualified.

	Jack	Ronald R.	Andrew L.
	Michelson	Taylor	Turner
Votes“For”	87,430,756	85,407,364	87,427,489
Votes to “Withhold Authority”	1,193,641	3,217,033	1,196,908

The terms of the following directors continued after the annual meeting:

Expiration
Class III	of Term
Allen Chao, Ph.D	2007
Michel J. Feldman	2007
Fred G. Weiss	2007

Class I
Michael J. Fedida	2008
Albert F. Hummel	2008
Catherine M. Klema	2008

Proposal 2.            To ratify of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2006:

Votes “For”— 86,263,665 shares

Votes “Against”— 1,838,955 shares

Votes “Abstained”— 521,776 shares

Broker “Non-Vote”— 0 shares

ITEM 6.  EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 56.

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

Date: August 9, 2006

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2006

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