Form 10-Q
period 2006-09-30
WATSON PHARMACEUTICALS INC
filed 2006-11-08
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares outstanding of the Registrant’s only class of common stock as of November 3, 2006 was approximately 102,468,000.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$735,222	$467,451
Marketable securities	171,545	162,475
Accounts receivable, net	264,264	333,832
Inventories	318,166	278,062
Prepaid expenses and other current assets	35,018	31,014
Deferred tax assets	98,242	87,596
Total current assets	1,622,457	1,360,430

Property and equipment, net	444,043	436,149
Investments and other assets	66,026	50,318
Deferred tax assets	25,172	25,733
Product rights and other intangibles, net	561,409	751,808
Goodwill	479,926	455,595
Total assets	$3,199,033	$3,080,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$253,864	$211,160
Income taxes payable	76,972	28,789
Current portion of long-term debt	10,336	—
Deferred revenue	8,606	5,721
Total current liabilities	349,778	245,670

Long-term debt	574,078	587,935
Deferred revenue	18,812	13,891
Other long-term liabilities	1,853	2,504
Deferred tax liabilities	84,095	125,792
Total liabilities	1,028,616	975,792

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	368	367
Additional paid-in capital	932,883	923,619
Unearned compensation	—	(9,326)
Retained earnings	1,529,095	1,485,100
Accumulated other comprehensive income	8,071	4,481
Treasury stock, at cost	(300,000)	(300,000)
Total stockholders’ equity	2,170,417	2,104,241
Total liabilities and stockholders’ equity	$3,199,033	$3,080,033

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		Restated		Restated

Net revenues	$440,493	$410,296	$1,358,082	$1,227,390
Cost of sales (excludes amortization, presented below)	257,896	210,809	823,510	628,972
Gross profit	182,597	199,487	534,572	598,418

Operating expenses:
Research and development	29,447	29,840	90,409	90,164
Selling, general and administrative	64,467	65,175	201,991	196,951
Amortization	39,392	41,100	121,593	122,839
Loss on impairment	—	—	66,981	—
Total operating expenses	133,306	136,115	480,974	409,954
Operating income	49,291	63,372	53,598	188,464

Other income (expense):
Earnings (losses) on equity method investments	184	(810)	1,638	(1,685)
Gain on sales of securities	—	—	3,695	—
Loss on early extinguishment of debt	—	—	(525)	—
Interest income	9,601	4,928	22,766	13,580
Interest expense	(3,814)	(4,690)	(10,437)	(11,604)
Other expense	(428)	(450)	(420)	(489)
Total other income, net	5,543	(1,022)	16,717	(198)

Income before income taxes	54,834	62,350	70,315	188,266
Provision for income taxes	20,453	23,264	26,320	70,118
Net income	$34,381	$39,086	$43,995	$118,148

Earnings per share:
Basic	$0.34	$0.38	$0.43	$1.11
Diluted	$0.31	$0.35	$0.43	$1.02

Weighted average shares outstanding:
Basic	101,865	102,966	101,760	106,131
Diluted	116,353	118,158	116,356	121,156

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2006	2005
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,995	$118,148
Reconciliation to net cash provided by operating activities:
Depreciation	37,027	30,857
Amortization	121,593	122,839
Charge for asset impairment	66,981	—
Deferred income tax (provision) benefit	(54,111)	(10,746)
Provision for inventory reserve	18,126	36,607
Restricted stock and stock option compensation	9,731	1,175
Losses (earnings) on equity method investments	(1,638)	1,685
Gain on sale of securities	(3,695)	—
Loss on early extinguishment of debt	525	—
Loss on sale of fixed assets	329	1,607
Tax benefits from employee stock plans	932	3,111
Mark to market on derivative	(651)	12
Other	(3,179)	(2,389)
Changes in assets and liabilities (net of acquisition of business):
Accounts receivable, net	69,931	(39,189)
Inventories	(53,712)	12,947
Prepaid expenses and other current assets	(2,369)	5,701
Accounts payable and accrued expenses	40,445	1,706
Deferred revenue	2,796	5,723
Income taxes payable	48,183	(11,444)
Other assets	(3,472)	1,131
Total adjustments	293,772	161,333
Net cash provided by operating activities	337,767	279,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(25,468)	(48,293)
Acquisition of product rights	(440)	(541)
Acquisition of business, net of cash acquired	(29,574)	—
Proceeds from sale of marketable equity securities	3,693	220,083
Proceeds from sale of investments	4,695	—
Additions to marketable securities	(5,164)	(3,809)
Additions to long-term investments	(12,682)	(1,500)
Distribution from joint venture	5,942	2,791
Net cash (used in) provided by investing activities	(58,998)	168,731

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to repurchase 1998 Senior Notes	(14,585)	—
Repurchase of common stock	—	(300,000)
Payments on term loan, current debt and other long-term liabilities	(4,341)	(7)
Proceeds from stock plans	7,928	25,366
Net cash used in financing activities	(10,998)	(274,641)
Net increase in cash and cash equivalents	267,771	173,571
Cash and cash equivalents at beginning of period	467,451	298,653
Cash and cash equivalents at end of period	$735,222	$472,224

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

In the year ended December 31, 2005 the Company acquired additional common shares in Scinopharm Taiwan, Ltd. (“Scinopharm”), previously accounted for under the cost method, to an ownership level in excess of 20%. Accordingly, as required by Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), results of operations, earnings per share and cash flows from operating and investing activities have been restated for the three and nine months ended September 30, 2005 to conform to current period presentation.

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx Corporation (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion (the “Andrx Acquisition”).  Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.  For additional information on the Andrx Acquisition, refer to NOTE 12 – SUBSEQUENT EVENTS.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  Watson’s other comprehensive income (loss) is comprised of unrealized gains (losses) on its holdings of publicly traded debt and equity securities, net of realized gains (losses) included in net income and foreign currency translation adjustments.  Other comprehensive income includes unrealized gains on our holdings in shares of Andrx common stock.  For additional information on the impact of the Andrx Acquisition on our accounting for unrealized gains related to Andrx, refer to NOTE 12 – SUBSEQUENT EVENTS.  The components of comprehensive income including attributable income taxes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		Restated		Restated
Net income	$34,381	$39,086	$43,995	$118,148

Other comprehensive income (loss):
Unrealized gain (loss) on securities	1,676	(2,704)	6,739	(7,997)
Less related income taxes	(601)	985	(2,520)	2,959
Total unrealized gain (loss) on securities, net	1,075	(1,719)	4,219	(5,038)

Translation loss	(199)	—	(629)	—
Total other comprehensive income (loss)	876	(1,719)	3,590	(5,038)
Total comprehensive income	$35,257	$37,367	$47,585	$113,110

Preferred and Common Stock

As of September 30, 2006 and December 31, 2005 there were 2,500,000 shares of no par value per share preferred stock authorized, with none issued.  As of September 30, 2006 and December 31, 2005, there were 500,000,000 shares of $0.0033 par value per share common stock authorized, with 111,865,000 and 110,205,000 shares issued, and 102,465,000 and 100,805,000 outstanding, respectively.  Approximately 9,399,800 shares were held as treasury shares as of September 30, 2006 and December 31, 2005, respectively.

Stock Repurchases

During 2005, we repurchased approximately 9.4 million shares of our common stock at an aggregate cost of $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Company’s Board of Directors (“Board”) on February 10, 2005 (the “2005 Repurchase Program”).  This completed our stock repurchase program under the 2005 Repurchase Program.

On February 15, 2006, the Board authorized the expenditure of an additional $300.0 million to repurchase shares of the Company’s outstanding common stock (the “2006 Repurchase Program”).  Repurchases are authorized to be made in open market or privately negotiated transactions from time to time in compliance with the SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. Additionally, the Board has authorized that purchases may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended.  A Rule 10b5-1 plan allows Watson to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods. All such purchases must be made in accordance with a pre-defined plan that is established when the plan administrator is not aware of any material non-public information.  At this time, the Company has no current plans to repurchase common stock under the 2006 Repurchase Program.

Provisions for Sales Returns and Allowances

As customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales.  When the Company recognizes revenue from the sale of its products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales and accounts receivable. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances.  These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers.  The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates.  The Company uses a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated.  This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

The provision for chargebacks is our most significant sales allowance.  A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.  The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices.  The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers.  This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates.  These large wholesalers represent 85% - 90% of the Company’s chargeback payments.  The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.  The following table summarizes the activity in the Company’s major categories of SRA (in thousands):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total

Balance at December 31, 2004	$129,551	$148,948	$44,483	$10,614	$333,596
Provision related to sales in nine months ended September 30, 2005	668,145	253,964	84,154	43,647	1,049,910
Credits and payments	(692,243)	(269,903)	(91,317)	(43,672)	(1,097,135)
Balance at September 30, 2005	105,453	133,009	37,320	10,589	286,371
Provision related to sales in three months ended December 31, 2005	267,679	91,906	35,719	15,853	411,157
Credits and payments	(233,527)	(96,622)	(27,746)	(14,348)	(372,243)
Balance at December 31, 2005	139,605	128,293	45,293	12,094	325,285
Provision related to sales in nine months ended September 30, 2006	876,450	306,016	141,136	52,224	1,375,826
Credits and payments	(852,695)	(294,088)	(132,733)	(51,762)	(1,331,278)
Balance at September 30, 2006	$163,360	$140,221	$53,696	$12,556	$369,833

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		Restated		Restated

Earnings per share - basic
Net income	$34,381	$39,086	$43,995	$118,148

Basic weighted average common shares outstanding	101,865	102,966	101,760	106,131

Earnings per share - basic	$0.34	$0.38	$0.43	$1.11

Earnings per share - assuming dilution
Net income	$34,381	$39,086	$43,995	$118,148
Add: Interest expense on CODES, net of tax	2,023	2,511	5,482	5,940
Net income, adjusted	$36,404	$41,597	$49,477	$124,088

Basic weighted average common shares outstanding	101,865	102,966	101,760	106,131
Effect of dilutive securities:
Conversion of CODES	14,357	14,357	14,357	14,357
Dilutive stock options	131	835	239	668
Diluted weighted average common shares outstanding	116,353	118,158	116,356	121,156

Earnings per share - diluted	$0.31	$0.35	$0.43	$1.02

Stock awards to purchase 10.8 million and 6.2 million common shares for the three month periods ended September 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.  Stock awards to purchase 10.1 million and 6.3 million common shares for the nine month periods ended September 30, 2006 and 2005, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.

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

Stock Option Plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders, that authorize the granting of options to purchase the Company’s common shares subject to certain conditions.  At September 30, 2006, the Company had reserved 14.6 million of its common shares for issuance of share-based compensation awards under the Company’s stock option and restricted stock plans.  Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years.  In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies.  The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction.  No additional options or warrants have been granted under any of the assumed plans.  In connection with the Andrx Acquisition, the Company assumed the Andrx Corporation 2000 Stock Option Plan, as amended and restated (the "Andrx Plan"), and converted the shares remaining available for future grants thereunder into shares available for future grants under the Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. (the "Watson Plan").  The shares available for future awards under the Watson Plan will not be used for grants to individuals who, as of immediately prior to the effective time of the Andrx Acquisition, were providing services (whether as an employee, director or consultant) to the Company or any entity that was a subsidiary of the Company immediately prior to the effective time of the Andrx Acquisition.  As of September 30, 2006, approximately 6.1 million shares of common stock remain available for future grants under the Andrx Plan, of which no more than approximately 0.3 million shares are available for award grants other than stock options.

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

The following weighted average assumptions were used for stock options granted during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Dividend yield	None	None	None	None
Expected volatility	26%	22%	26%	23%
Risk-free interest rate	4.70%	4.18%	4.78%	4.15%
Expected term	5.4	4.8	5.4	5.0

Weighted average fair value per share at grant date	$8.67	$9.56	$8.87	$9.25

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s operating income and net income before income tax was reduced by $1.6 million and $6.1 million, and net income was reduced by $1.0 million ($0.01 per basic and diluted share) and $3.8 million ($0.04 per basic and $0.03 per diluted share) for the three and nine months ended September 30, 2006, related to the Company’s employee stock option plans, respectively.  There was no employee stock option compensation related expense recognized in the three and nine months ended September 30, 2005.  Total stock option cost capitalized as part of inventory was $0.2 million and $0.9 million for three and nine months ended September 30, 2006, respectively. There was no stock option cost capitalized as part of inventory in the three and nine months ended September 30, 2005.

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

A summary of the changes in the Company’s stock option plans during the nine months ended September 30, 2006 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2005	11,194	$36.76
Granted	840	26.46
Exercised	(303)	18.67
Cancelled	(503)	39.42
Outstanding at September 30, 2006	11,228	$36.36	6.0	$1,551

Vested and expected to vest at September 30, 2006	10,598	$36.82	6.0	$1,438

Options exercisable at September 30, 2006	8,290	$39.07	5.1	$1,023

As of September 30, 2006, the Company had $11.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.8 years.

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

The Company’s operating income and net income before income tax provision was reduced by $1.4 and $2.6 million and net income was reduced by $0.9 million ($0.01 per basic and diluted share) and $1.6 million ($0.02 per basic and $0.01 per diluted share) for the three and nine months ended September 30, 2006, related to the Company’s restricted stock plans, respectively.  For the three and nine months ended September 30, 2005 the Company’s operating income and net income before income tax provision was reduced by $0.4 million and net income was reduced by $0.2 million ($0.00 per basic and diluted share) related to the Company’s restricted stock plans, respectively.  Total restricted stock cost capitalized as part of inventory was $0.4 million and $0.8 for the three and nine months ended September 30, 2006, respectively. Restricted stock cost capitalized as part of inventory in the three and nine months ended September 30, 2005 was $0.2 million.

A summary of the changes in restricted stock grants during the nine months ended September 30, 2006 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value

Restricted shares outstanding at December 31, 2005	315.5	$34.43	2.3	$10,863
Granted	296.3	26.62		7,894
Vested	(5.0)	30.04		(150)
Cancelled	(30.4)	35.00		(1,063)
Restricted shares outstanding at September 30, 2006	576.4	$30.44	2.2	$17,544

Restricted shares net of estimated forfeitures at September 30, 2006	410.5	$31.09	2.2	$12,760

As of September 30, 2006, the Company had $8.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.2 years.

ESPP

An ESPP was established for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of Watson common stock on the effective date of subscription or the date of purchase.  Under the ESPP, employees could authorize the Company to withhold up to 15% of their compensation during any offering period for common stock purchases, subject to certain limitations.  The ESPP was implemented on January 1, 2002 and was qualified under Section 423 of the Internal Revenue Code.  The Board authorized an aggregate of 700,000 shares of the Company’s common stock for issuance under the ESPP.  As of December 31, 2005, a total of 471,307 shares were issued under the ESPP.  On June 29, 2005 the Compensation Committee of the Board terminated the ESPP effective January 1, 2006.

The following weighted average assumptions were used for the ESPP during the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Dividend yield	None	None
Expected volatility	22%	24%
Risk-free interest rate	3.80%	3.90%
Expected term	6 months	6 months

Weighted average fair value per share at grant date	$6.45	$6.87

Pro Forma Information for Periods Prior to the Adoption of FAS 123R

Prior to 2006, the Company determined stock-based compensation expense using the intrinsic value method of APB 25 and we provided the disclosures required by SFAS 123, as amended by SFAS 148.  The following table provides the pro forma effects on net income and earnings per share for the three and nine months ended September 30, 2005 as if the fair value recognition provisions of SFAS 123R had been applied to options and ESPP grants under the Company’s employee compensation plans (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	Restated	Restated
Net income, as reported	$39,086	$118,148
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	356	356
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,935)	(8,881)
Pro forma net income	36,507	109,623
Add: Interest expense on CODES, net of related tax effects	2,510	5,940
Pro forma net income, adjusted	$39,017	$115,563
Earnings per share:
Basic - as reported	$0.38	$1.11
Basic - pro forma	$0.35	$1.03

Diluted - as reported	$0.35	$1.02
Diluted - pro forma	$0.33	$0.95

NOTE 3 – ACQUISITIONS

Acquisition of Andrx Corporation

On November 3, 2006, the Company completed the Andrx Acquisition.  Accordingly, the Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2006 do not include the results of operations, cash flows or financial position of Andrx.  For additional information on the Andrx Acquisition, refer to NOTE 12 – SUBSEQUENT EVENTS.

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

Additional Investment in Scinopharm

The Company holds an equity interest in Scinopharm.  In January 2006, we made an additional investment in Scinopharm of approximately $12.0 million which increased our ownership share to approximately 31%.  Additionally, we have an option to acquire an additional 44% interest in Scinopharm at a cost of approximately $80 million which expires in October 2007.

Acquisition of Manufacturing Facility in Goa, India

In October 2005, the Company entered into an asset purchase agreement to purchase a manufacturing facility located in Goa, India from Dr. Reddy’s Laboratories, Ltd. for total cash consideration of approximately $16.4 million plus acquisition costs.  The transaction included a manufacturing facility, machinery and equipment.

NOTE 4 – INVESTMENTS

The Company’s equity investments in publicly traded securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.  These investments are classified as current marketable securities, or investment and other assets, as appropriate, on the Company’s Condensed Consolidated Balance Sheets.

The Company’s debt investments in U.S. Treasury and agency securities are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method.

The following table provides a summary of the fair value and unrealized holding gain (loss) related to Watson’s available-for-sale securities (in thousands):

	Cost, Including	Gross Unrealized	Gross Unrealized
At September 30, 2006	Accrued Interest	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury and agency securities	$157,100	$—	$(393)	$156,707
Equity securities - current	1,575	13,263	—	14,838
Current	158,675	13,263	(393)	171,545
Equity securities - non-current	232	832	—	1,064
Total	$158,907	$14,095	$(393)	$172,609

	Cost, Including	Gross Unrealized	Gross Unrealized
At December 31, 2005	Accrued Interest	Gains	Losses	Fair Value
Available-for-sale:
U.S. Treasury and agency securities	$154,302	$—	$(1,835)	$152,467
Equity securities - current	1,572	8,436	—	10,008
Current	155,874	8,436	(1,835)	162,475
Equity securities - non-current	232	707	—	939
Total	$156,106	$9,143	$(1,835)	$163,414

Gross unrealized gains at September 30, 2006 and December 31, 2005 primarily relate to our holdings in shares of Andrx common stock.  The gross unrealized holding loss at September 30, 2006 and December 31, 2005 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in U.S. Treasury and agency securities.  For additional information on the impact of the Andrx Acquisition on our accounting for unrealized gains related to Andrx, refer to NOTE 12 – SUBSEQUENT EVENTS.

The Company’s net unrealized gain related to its available-for-sale securities increased $4.2 million for the nine month period ended September 30, 2006.  During the nine month period ended September 30, 2005, the Company’s net unrealized holding gain decreased $5.0 million.  These changes in the Company’s net unrealized holding gain are included in other comprehensive income.

Current Investments

The Company’s investment in the common stock of Andrx is classified as a current investment on the Company’s Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005.  The Company did not sell any of its shares of Andrx during the nine month periods ended September 30, 2005 and 2006.  (Refer to NOTE 1 – GENERAL.)

The Company’s investments in U.S. Treasury and agency securities are classified as a current investment on the Company’s Condensed Consolidated Balance Sheet at September 30, 2006 and December 31, 2005.

The contractual maturities of the U.S. Treasury and agency securities at September 30, 2006 are as follows (in thousands):

Fair value

Mature within one year	$154,247
Mature within two years	2,460
$156,707

For additional information on the impact of the Andrx Acquisition on our accounting for current marketable securities, refer to NOTE 12 – SUBSEQUENT EVENTS.

Non-current Investments

The Company’s investments in the common stock of NovaDel Pharma Inc. and Amarin Corporation plc (“Amarin”) are classified as non-current investments and are included in investments and other assets on the Company’s Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005.

NOTE 5 – SEGMENTS

Watson has two reportable operating segments: Brand and Generic.  The Brand business segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single reportable segment because of similarities in regulatory environment, methods of distribution and types of customer.  This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products.  The Generic business segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Company sells its Brand and Generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.

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

The “other” revenue classification for the three month period ended September 30, 2006 and 2005 consists primarily of royalties and revenues from research, development and licensing fees and, beginning in 2006, commission revenue earned as a sales agent of Cephalon, Inc. from the launch of Fentanyl Citrate.  Net revenues and segment contribution information for the Company’s Brand and Generic segments, consisted of the following:

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Generic	Brand	Total	Generic	Brand	Total

Product sales	$347,635	$85,543	$433,178	$315,234	$91,554	$406,788
Other	5,436	1,879	7,315	1,137	2,371	3,508

Net revenues	353,071	87,422	440,493	316,371	93,925	410,296
Cost of revenue (excludes amortization, presented below)	234,973	22,923	257,896	187,326	23,483	210,809
Gross profit	118,098	64,499	182,597	129,045	70,442	199,487
Gross margin	33%	74%	41%	41%	75%	49%

Research and development	18,339	11,108	29,447	18,493	11,347	29,840
Selling and marketing	12,656	26,447	39,103	12,800	28,867	41,667
Contribution	$87,103	$26,944	114,047	$97,752	$30,228	127,980
Contibution margin	25%	31%	26%	31%	32%	31%

General and administrative			25,364			23,508
Amortization			39,392			41,100
Loss on impairment			—			—
Operating income			$49,291			$63,372
Operating margin			11%			15%

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Generic	Brand	Total	Generic	Brand	Total

Product sales	$1,088,491	$256,831	$1,345,322	$920,850	$296,826	$1,217,676
Other	7,101	5,659	12,760	3,372	6,342	9,714

Net revenues	1,095,592	262,490	1,358,082	924,222	303,168	1,227,390
Cost of revenue (excludes amortization, presented below)	758,921	64,589	823,510	558,657	70,315	628,972
Gross profit	336,671	197,901	534,572	365,565	232,853	598,418
Gross margin	31%	75%	39%	40%	77%	49%

Research and development	56,958	33,451	90,409	59,455	30,709	90,164
Selling and marketing	39,120	85,187	124,307	35,748	86,867	122,615
Contribution	$240,593	$79,263	319,856	$270,362	$115,277	385,639
Contibution margin	22%	30%	24%	29%	38%	31%

General and administrative			77,684			74,336
Amortization			121,593			122,839
Loss on impairment			66,981			—
Operating income			$53,598			$188,464
Operating margin			4%			15%

For additional information on the impact of the Andrx Acquisition on our operating segments related to Andrx, refer to NOTE 12 – SUBSEQUENT EVENTS.

NOTE 6 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at September 30, 2006 and December 31, 2005 is approximately $11.3 and $6.0 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions.  This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Raw materials	$94,673	$85,983
Work-in-process	57,121	67,173
Finished goods	166,372	124,906
Total inventories	$318,166	$278,062

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

In the quarter ended June 30, 2006, revisions to the Company’s long range product sales forecast were deemed necessary as a result of a detailed analysis of prescription trends and a review of sales and inventory data provided by our largest customers.  As a result of these downward revisions to our long range product sales forecast, the Company conducted a product right impairment review.  Results of our impairment review indicated future undiscounted cash flows for four product rights were less than their respective carrying values.  An analysis was undertaken to determine the fair values for the four product rights and an impairment of approximately $67.0 million was recognized predominantly relating to Alora® (purchased in 1999) and Actigall® (purchased in 2002).

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

During the nine months ended September 30, 2006, in conjunction with the acquisition of Sekhsaria, the total purchase price in excess of the fair value of net assets acquired amounted to $24.3 million (See Note 3 –

ACQUISITIONS).  This entire amount was recorded as an addition to goodwill under the Generic pharmaceutical product segment.  Goodwill for the Company’s reporting units consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Brand pharmaceutical products	$368,105	$368,105
Generic pharmaceutical products	111,821	87,490
Total goodwill	$479,926	$455,595

Other intangible assets consist primarily of product rights.  The original cost and accumulated amortization of these intangible assets are as follows (in thousands):

	September 30,	December 31,
	2006	2005

Product rights and related intangibles	$1,200,708	$1,269,513
Less accumulated amortization	(639,299)	(517,705)
Total product rights and related intangibles, net	$561,409	$751,808

Based on the Company’s current intangible assets at September 30, 2006 and assuming no disposals or additional adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $160.3 million in 2006, $157.7 in 2007, $46.7 million in 2008, $45.7 in 2009 and $38.6 million in 2010.  The Company’s current product rights and related intangibles as at September 30, 2006 have a weighted average useful life of approximately fourteen years.

For information on the impact of the Andrx Acquisition on goodwill and other intangible assets, see NOTE 12 – SUBSEQUENT EVENTS.

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

CODES, face amount of $575 million, due 2023, net of unamortized discount	$574,056	$573,849
Senior unsecured notes, 7.125% (“1998 Senior Notes”), face amount of $14 million, net of unamortized discount	—	14,054
Other notes payable	10,358	32
	584,414	587,935
Less: Current portion of long-term debt	10,336	—
Total long-term debt	$574,078	$587,935

CODES

In March 2003, the Company issued $575 million of CODES.  The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%, excluding changes in fair value of the contingent interest derivative. At September 30, 2006 and December 31, 2005, the unamortized discount for the CODES for both periods was $0.9 and 1.2 million, respectively.

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

•                  on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 30, 2006;

•                  during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES.  This conversion feature represents an embedded derivative.  However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at September 30, 2006;

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES.  The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum.  This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated

Balance Sheets in other long-term liabilities.  The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES.  Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense.  The current value of the embedded derivative was $ 0.3 and $0.9 million at September 30, 2006 and December 31, 2005, respectively.

1998 Senior Notes

In May 1998, Watson issued $150 million of its 1998 Senior Notes.  The Company was required to make interest only payments due semi-annually in May and November at an effective annual rate of 7.2%.  In February 2004, the Company initiated a tender offer to purchase all of its outstanding 1998 Senior Notes and a related consent solicitation.  The Company received tenders of its 1998 Senior Notes and deliveries of related consents from holders of approximately $101.6 million of the $150 million aggregate principal amount of 1998 Senior Notes outstanding.  In May 2004, the Company acquired an additional $34.3 million of its outstanding 1998 Senior Notes in an open market transaction.  On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding 1998 Senior Notes.  As a result, the remaining 1998 Senior Notes were redeemed on May 23, 2006.

Credit Facility

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “Credit Facility”) for working capital and other general corporate purposes.  On September 8, 2005, we entered into a Second Amendment to the Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended.  On March 6, 2006, we entered into a Third Amendment to the Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock.  As of September 30, 2006, the total $300 million under the Credit Facility was available to us. Watson’s assets generally are held by, and its operations generally are conducted through its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  As of September 30, 2006 and December 31, 2005, the Company had not drawn any funds from the Credit Facility.  Watson is subject to certain financial and operational covenants, all of which, as of September 30, 2006, the Company was in compliance.  On November 3, 2006, in conjunction with the Andrx Acquisition and the entering into a new credit agreement, we terminated our existing Credit Facility.  For additional information on the impact of the Andrx Acquisition on long-term debt and our existing Credit Facility related to the Andrx Acquisition, refer to NOTE 12 – SUBSEQUENT EVENTS.

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES.  These embedded derivatives include certain conversion features and a contingent interest feature.   See Note 9 for a more detailed description of these features of the CODES.  Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at September 30, 2006, no value has been assigned to these instruments.  The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s Contingent Debt Regulations.  In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Condensed Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reported as gains or losses in the Company’s Condensed Consolidated Statements of Income.

The carrying value of the Company’s derivative financial instruments, which approximates fair value, decreased $0.6 million from $0.9 million at December 31, 2005 to $0.3 million at September 30, 2006.  The change in fair value was recorded as an adjustment to interest expense during the respective period.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Facility and Equipment Leases

The Company has entered into long-term operating leases for certain facilities and equipment.  The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage.  Total rental expense for operating leases for the nine months ended September 30, 2006 and 2005 were $6.2 million and $7.8 million, respectively.

Future minimum lease payments under all non-cancelable operating leases as at September 30, 2006 consist of approximately $2.1 million remaining in 2006, $7.4 million in 2007, $5.4 million in 2008, $4.4 million in 2009, $2.4 million in 2010 and $13.8 million thereafter.

Employee Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all employees.  The Company contributes to the plans based upon the employee contributions.  Watson’s contributions to these retirement plans for the three and nine months ended September 30, 2006 were $1.4 million and $5.0 million, respectively. Watson’s contributions to these retirement plans for the three and nine months ended September 30, 2005 were $1.4 million and $4.8 million, respectively.  The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

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

Governmental Reimbursement Investigations And Drug Pricing Litigation. With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, an additional action has been filed by the Attorney General of the State of Alaska naming the Company and other drug manufacturers as defendants and raising similar allegations to those filed by the Attorneys General of several other states.  (State of Alaska v. Abbott Laboratories, Inc., et al. in the Superior Court for the Third Judicial Circuit, Civil Action No. 3AN-06-12026 CI).  Additional actions in other states are anticipated.  Additionally, Andrx Corporation and its subsidiaries, which the Company recently acquired, are named as defendants in several cases in which the Company and its subsidiaries already were named as a defendant, including cases filed by the Counties of Erie, Schenectady, and Oswego, New York, and the Attorneys General of the States of Alabama and Mississippi.   These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Naproxen Sodium (Naprelan).  In October 1998, Elan Corporation Plc sued Andrx in the United States District Court for the Southern District of Florida, alleging that Andrx’s pending ANDA for a generic version of Elan’s Naprelan® infringed Elan’s patent No. 5,637,320.  (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 98-7164).  In March 2002, the District Court issued an order that Elan’s patent was invalid, and in September 2002, Andrx commenced selling the 500mg strength of naproxen sodium, its generic version of Naprelan®.  In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for consideration of the March 2002 order invalidating its patent, and (ii) Andrx’s motion asking the District Court for a ruling on its non-infringement defenses.  Both parties appealed that March 2003 decision.  (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 03-1354).  On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether Andrx’s product infringes the Elan patent.  On July 12, 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction, and the District Court instructed the parties to file briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals decision.  The parties filed their briefs and are awaiting the court’s decision.

In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of Andrx’s sale of its generic version of Naprelan®.  (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 058-60158).  In February 2005, Andrx filed its answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent.  This matter has been stayed pending resolution of the infringement action.  Andrx has sold and is continuing to sell its generic version of the 500mg strength of Naprelan®.  Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Mallinckrodt Claim.  On February 17, 2006, Andrx filed a complaint against Mallinckrodt in the U.S. District Court for the Southern District of Florida.  (Andrx Therapeutics, Inc v. Mallinckrodt, Inc.., Case No. 06-60210). The complaint results from a dispute over certain agreements, including a supply and marketing agreement entered into between Andrx and Mallinckrodt.  The complaint seeks to establish the parties’ rights under the agreements, a judgment declaring that the agreements are still in force and that Andrx has not defaulted in its obligations.  In the alternative, Andrx seeks a judgment for either breach of contract for anticipatory repudiation or for breach of duty of good faith.  On March 10, 2006, Mallinckrodt filed suit against Andrx in state court in Missouri, arising from the same dispute referenced above.  (Mallinckrodt, Inc. v. Andrx Laboratories, Inc., et al., Case No. 06-1000).  In its suit, Mallinckrodt alleges breach of contract, breach of implied covanent of good faith and fair dealing and seeks damages of $3.8 million, along with a declaratory judgment and injunctive relief.  This matter is set for trial on March 5, 2007.

Securities Litigation Against Andrx Corporation.  On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of the Andrx’s common stock during the class period (March 9, 2005 through

September 5, 2005) in the U.S. District Court for the Southern District of Florida against Andrx Corporation and its Chief Executive Officer. (Jerry Lowry v. Andrx Corporation, et al., Case No. 05-61640).  The complaint seeks damages under the Securities Exchange Act of 1934, as amended, and alleges that during the class period, it failed to properly disclose the status of its compliance with cGMP established by the FDA. The complaint also alleges that the plaintiffs suffered damages as a result of its disclosure on September 6, 2005 that FDA placed the Company in Official Action Indicated status and a subsequent decline in the trading price of its common stock from $17.94 on September 5, 2005 to a closing price of $14.89 on September 6, 2005.   On December 14, 2005, a shareholders’ derivative action was filed in the U.S. District Court for the Southern District of Florida by Greg Umeda on behalf of Andrx, against Andrx’s Chief Executive Officer, former Chief Financial Officer, the Board of Directors and Andrx (as a nominal defendant in the U.S. District Court for the Southern District of Florida) for alleged breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment between March 2005 and December 2005.  (Greg Umeda v. Thomas Rice, et al., Case No. 05-61796).  The complaint alleges that the individual defendants breached their fiduciary duties by allowing Andrx to issue statements that claimed Andrx was in compliance with FDA regulations and also from withholding from the public during the relevent period material non-public information relating to Andrx’s cGMP violations at its manufacturing facilities.  The plaintiff further alleges that as a result of the wrongdoing, Andrx’s stock dropped from $17.94 on September 2, 2005 to a closing price of $14.89 on September 6, 2005.  On January 6, 2006, a second shareholders’ derivative action was filed by Joseph Michael on behalf of Andrx, against Andrx’s Chief Executive Officer and the members of the Board of Directors in the U.S. District Court for the Southern District of Florida.  (Joseph Michael v. Thomas Rice, et al., Case No. 05-60019).  The complaint alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and negligence that occurred from March 9, 2005 through January 6, 2006, and that have allegedly caused substantial losses to Andrx.  On March 13, 2006, these two derivative cases were consolidated under Greg Umeda v. Thomas Rice, et al., Case No. 05-61796.  On August 16, 2006, the court entered an order administratively closing the case and ordering the parties to file a joint status report once a ruling is issued on Andrx’s motion to dismiss in the pending Lowry v. Andrx Corporation, et al., Case No. 05-61640.  Though we are not in a position to determine the ultimate outcome of these matters, an adverse determination of any of these actions could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Securities Litigation Against Watson.  In the action pending in the U.S. Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791), the Court has set a hearing on the pending appeal for November 17, 2006.

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

NOTE 12 –SUBSEQUENT EVENTS

Acquisition of Andrx Corporation

On November 3, 2006, pursuant to the definitive merger agreement (the “Merger Agreement”), dated March 13, 2006, as amended, by and among Watson, Andrx and Water Delaware, Inc., a wholly owned subsidiary of Watson, we completed our acquisition of Andrx, for total consideration of approximately $1.9 billion, in an all-cash transaction for $25 per share.  Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.

The Andrx Acquisition will be accounted for as a business purchase combination using the purchase method of accounting under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”).  The allocation of consideration for acquisitions requires extensive use of accounting estimates and management judgment to allocate the purchase price of tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values.  The purchase price for the Andrx Acquisition will be allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with any excess being allocated to goodwill.

As a result of the Andrx Acquisition, Watson will have three operating segments: Generic, Brand and Distribution.  Distribution will include results from Andrx’s former operating segment Distributed Products.  Andrx’s former Generic Products operating segment results will be included in Watson’s Generic segment results.  With certain exceptions, Andrx’s former Contract Services operating segment results will be included in Watson’s Brand segment results.

Gross unrealized gains at September 30, 2006 and December 31, 2005 primarily relate to our holdings in shares of Andrx common stock.  The Company’s net unrealized gain related to our holdings in shares of Andrx common stock of $8.2 million at September 30, 2006 will be reversed effective November 3, 2006 in our Statement of Comprehensive Income as a result of the Andrx Acquisition.

Financing of Andrx Acquisition

The Andrx Acquisition was funded using existing Andrx and Watson cash and cash equivalents, the proceeds from the sale of marketable securities and certain Andrx long term investments and $650 million in borrowings from a new senior credit facility.

On November 3, 2006, Watson entered into a Senior Credit Facility (the “New Credit Agreement”) with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks (collectively, the “Lenders”).  The Credit Agreement provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500 million revolving credit facility (“Revolving Facility”) and a $650 million senior term loan facility (“Term Facility”).

The New Credit Agreement has a five year term and will bear interest equal to LIBOR plus 0.75% (subject to certain adjustments).  The indebtedness under the New Credit Agreement is guaranteed by Watson’s material domestic subsidiaries.  The Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions.  The terms of the New Credit Agreement required that the entire amount under the Term Facility be drawn on the closing date of the Acquisition.  With certain exceptions, quarterly principle payments of $25 million will be required on the Term Facility, under the terms of the New Credit Agreement, beginning March 31, 2007 with the remainder due on maturity.  Indebtedness under the New Credit Agreement may be pre-payable, and commitments reduced at the election of Watson without premium (subject to certain conditions).

The New Credit Agreement replaces the Company’s existing Credit Facility which was terminated on November 3, 2006.  As of November 3, 2006 and September 30, 2006, the Company had not drawn any funds from the existing Credit Facility.

For additional information on the Andrx Acquisition, refer to our Current Report on Form 8-K filed on November 6, 2006.

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

The Company has announced several recent cost reduction initiatives that will take place by early 2007 including the closure of our Puerto Rico manufacturing facility and the planned divestiture of our Phoenix, Arizona injectable facility.  The Company is also establishing a foreign operating infrastructure to supply the U.S. market which includes a recently acquired solid dose manufacturing facility in Goa, India; an increased investment in a Chinese/Taiwanese company specializing in the development and manufacture of active pharmaceutical ingredients (“API”); and the acquisition of Mumbai, India-based Sekhsaria Chemicals, Ltd. (“Sekhsaria”) that provides API and finished dosage formulation expertise to the global pharmaceutical industry.

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx Corporation (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion (the “Andrx Acquisition”).  Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.  As a result of the Andrx Acquisition, Watson will have three operating segments: Generic, Brand and Distribution.  For additional information on the Andrx Acquisition, refer to NOTE 12 – SUBSEQUENT EVENTS in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report and to our Current Report on Form 8-K filed on November 6, 2006.

Results of Operations

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net Revenues

	Three Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Generic segment
Generics	$263,748	$234,122	$29,626	12.7%
Generic oral contraceptives	83,887	81,112	2,775	3.4%
Total generic product sales	347,635	315,234	32,401	10.3%
Other	5,436	1,137	4,299	378.1%
Total generic segment net revenues	353,071	316,371	36,700	11.6%

Brand segment
Specialty Products	43,910	46,385	(2,475)	(5.3)%
Nephrology	41,633	45,169	(3,536)	(7.8)%
Total brand product sales	85,543	91,554	(6,011)	(6.6)%
Other	1,879	2,371	(492)	(20.8)%
Total brand segment net revenues	87,422	93,925	(6,503)	(6.9)%

Total net revenues	$440,493	$410,296	$30,197	7.4%

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

Other revenues include royalties and, beginning in 2006, commission revenue earned as a sales agent of Cephalon, Inc., from the launch of Fentanyl Citrate.

Our Generic segment develops, manufactures, markets, sells and distributes products within two product lines: Generics and Generic Oral Contraceptives (“Generic OC’s”).

Our Generics product line includes oral dosage, transdermal, injectable and transmucosal products used for a variety of indications including pain management, depression, hypertension and smoking cessation.

For the three months ended September 30, 2006, revenues from our Generic segment increased $36.7 million or 12% over sales from the prior year period.  Sales increased due to certain recently launched authorized generic products including oxycodone HCl controlled-release tablets that were launched during the fourth quarter of 2005 and pravastatin sodium tablets that were launched during the second quarter of 2006.  Sales from these authorized generic products were $75.1 million during the third quarter of 2006.  Excluding these recently launched authorized generic products, revenues in our Generic segment declined by $38.4 million or 12%.  This decline was primarily due to lower pricing in the current year period and a decline in unit sales due to fluctuations in customer buying patterns offset, in part, by higher sales of Generic OC’s and other revenue as a result of the launch of Quasense and Fentanyl Citrate during the three months ended September 30, 2006.

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

Other revenue includes royalties and revenues recognized from research, development and licensing agreements (including milestone payments).  Revenues from development agreements are deferred and recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to the removal of any contingencies for each individual milestone.  We recognize this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

For the three months ended September 30, 2006, revenues from our Specialty Products group declined approximately $2.5 million or 5%.  The decrease in sales from our Specialty Products group for the three months ended September 30, 2006, as compared to the prior year period was primarily attributable to a decrease in pricing on Trelstar® Depot and Trelstar® LA, products for the palliative treatment of advanced prostate cancer, which were launched in the second quarter of 2005.

For the three months ended September 30, 2006, revenues from our Nephrology group declined approximately $3.5 million or 8%.  The decrease in sales from our Specialty Products group for the three months ended September 30, 2006, as compared to the prior year period was primarily attributable to a decrease in sales of Ferrlecit® as a result of a loss of a customer.

Gross Profit (Gross Margin)

	Three Months Ended September 30,
	2006	2005	Change

Overall Consolidated Gross Margin	41.5%	48.6%	(7.1)%

Generic pharmaceutical products	32.4%	40.6%	(8.2)%
Brand pharmaceutical products	73.2%	74.4%	(1.2)%
Gross margin on product net revenues	40.5%	48.2%	(7.7)%

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

Gross margins for our Generic product sales declined to 32.4% from 40.6% in the year ago period.  The decrease in gross margin from our Generic product sales for the three months ended September 30, 2006 was primarily due to sales of oxycodone HCl controlled-release tablets and pravastatin sodium tablets during the third quarter of 2006.  Sales from these authorized generic products generated $11.7 million of gross profit on $75.1 million of revenues.  Excluding these newly launched products, the gross margin for our Generic segment was 37.1%.  Margins in our Generic segment were also adversely impacted by plant rationalization costs of $3.8 million in the third quarter of 2006 and price declines over the past year on existing products.

During the third quarter of 2006, gross margins from our Brand segment declined to 73.2% from 74.4% due to sales mix and plant rationalization costs incurred in connection with the planned divestiture of our Phoenix, Arizona sterile manufacturing facility.

Research and Development Expenses

	Three Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Research and development expenses by segment:
Generic	$18,339	$18,493	$(154)	(0.8)%
Brand	11,108	11,347	(239)	(2.1)%
Total research and development expenses	$29,447	$29,840	$(393)	(1.3)%
as a % of net revenues	6.7%	7.3%

Research and development expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.   The level of research and development expenses are influenced greatly by the commencement and termination of development programs and clinical studies during each quarter.

Research and development expenses during the three months ended September 30, 2006 remained at similar levels compared to the same period of the prior year.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Selling and marketing expenses by segment:
Generic	$12,656	$12,800	$(144)	(1.1)%
Brand	26,447	28,867	(2,420)	(8.4)%
Total segment selling and marketing expenses	39,103	41,667	(2,564)	(6.2)%
Corporate general and administrative	25,364	23,508	1,856	7.9%
Total selling, general and administrative expenses	$64,467	$65,175	$(708)	(1.1)%
as a % of net revenues	14.6%	15.9%

Selling, general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.

Brand segment selling and marketing expenses decreased during the three months ended September 30, 2006 as compared to the same period of the prior year due to lower product spending for Oxytrol® during the current quarter.

Corporate general and administrative expenses increased during three months ended September 30, 2006 as compared to the same period of the prior year due to higher corporate insurance costs and administrative costs associated with our recently acquired operations in India offset in part by lower legal costs as a result of amounts received in settlement of a litigation matter.

Amortization

	Three Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Amortization	$39,392	$41,100	$(1,708)	(4.2)%
as a % of net revenues	8.9%	10.0%

The Company’s amortizable assets consist primarily of acquired product rights.  Amortization expense decreased during the three months ended September 30, 2006 as compared to the same period of the prior year due to the product right impairment recognized in the second quarter of 2006.

Earnings (Losses) on Equity Method Investments

	Three Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%
		Restated
Earnings (losses) on equity method investments	$184	$(810)	$994	(122.7)%
as a % of net revenues	0.0%	-0.2%

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

The earnings recorded during the three months ended September 30, 2006 consists primarily of our equity in earnings by Scinopharm.  The change to earnings on equity method investments for the three months ended September 30, 2006 as compared to losses during the same period of the prior year was primarily due to an improvement in results at Scinopharm from net losses to net earnings.

Interest Income

	Three Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Interest income	$9,601	$4,928	$4,673	94.8%
as a % of net revenues	2.2%	1.2%

Interest income increased during the three months ended September 30, 2006 as compared to the same period of the prior year due to higher balances of cash and marketable securities and higher interest rates on invested balances in the current quarter.

Interest Expense

	Three Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Interest expense - convertible contingent senior debentures due 2023 (“CODES”)	$3,151	$3,151	$—	0.0%
Interest expense - 1998 Senior Notes	—	255	(255)	(100.0)%
Interest and fees on credit facility	248	387	(139)	(35.9)%
Change in derivative value	81	853	(772)	(90.5)%
Interest expense - other	334	44	290	659.1%
Interest expense	$3,814	$4,690	$(876)	(18.7)%
as a % of net revenues	0.9%	1.1%

Interest expense decreased for the three month period ended September 30, 2006 primarily due to a more favorable change in the value of the embedded derivative related to the CODES as compared with the prior year period.

Provision for Income Taxes

	Three Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Provision for income taxes	$20,453	$23,264	$(2,811)	(12.1)%
as a % of net revenues	4.6%	5.7%
Effective tax rate	37.3%	37.3%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, increases the effective tax rate.

The Company recorded a reduction in provision for income taxes in the three months ended September 30, 2006, compared to the same period of the prior year, due to lower net income before income tax in the current period.

Segment Contribution

	Three Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Segment contribution
Generic	$87,103	$97,752	$(10,649)	(10.9)%
Brand	26,944	30,228	(3,284)	(10.9)%
	$114,047	$127,980	$(13,933)	(10.9)%
as % of net revenues	25.9%	31.2%

Generic segment contribution decreased for the three months ended September 30, 2006, as compared to the same period of the prior year, primarily due to lower gross profit during the current quarter.

Brand segment contribution decreased for the three months ended September 30, 2006, as compared to the same period of the prior year, primarily due to lower net sales and resulting lower gross profit offset, in part, by lower selling and marketing expenses.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Results of Operations

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net Revenues

	Nine Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Generic segment
Generics	$850,039	$680,126	$169,913	25.0%
Generic OC’s	238,452	240,724	(2,272)	(0.9)%
Total generic product sales	1,088,491	920,850	167,641	18.2%
Other	7,101	3,372	3,729	110.6%
Total generic segment net revenues	1,095,592	924,222	171,370	18.5%

Brand segment
Specialty Products	127,414	164,557	(37,143)	(22.6)%
Nephrology	129,417	132,269	(2,852)	(2.2)%
Total brand product sales	256,831	296,826	(39,995)	(13.5)%
Other	5,659	6,342	(683)	(10.8)%
Total brand segment net revenues	262,490	303,168	(40,678)	(13.4)%

Total net revenues	$1,358,082	$1,227,390	$130,692	10.6%

Generic Segment

For the nine months ended September 30, 2006, revenues from our Generic segment increased $171.4 million or 19% over sales from the prior year period.  Sales increased due to recently launched authorized generic products including oxycodone HCl controlled-release tablets, launched during the fourth quarter of 2005, and pravastatin sodium tablets, launched during the second quarter of 2006.  Sales from these authorized generic products were $221.2 million during the nine months ended September 30, 2006.  Excluding these recently launched authorized generic products, revenues in our Generic segment declined by $49.8 million or 5%.  This decline was due to lower pricing on the Company’s existing products.

Brand Segment

The $37.1 million or 23% decrease in sales from our Specialty Products group for the nine months ended September 30, 2006, as compared to the same prior year period, was primarily attributable to a decrease in prescription volumes for our non-promoted specialty products and a reduction in wholesaler inventory levels resulting from our entry into inventory management agreements with some of our larger customers during 2005.

The reduction in sales for the period was partially offset by sales of our Trelstar® Depot and Trelstar® LA products for the palliative treatment of advanced prostate cancer launched in the second quarter of 2005.

Gross Profit (Gross Margin)

	Nine Months Ended September 30,
	2006	2005	Change

Overall Consolidated Gross Margin	39.4%	48.8%	(9.4)%

Generic pharmaceutical products	30.3%	39.3%	(9.0)%
Brand pharmaceutical products	74.9%	76.3%	(1.4)%
Gross margin on product net revenues	38.8%	48.3%	(9.5)%

Gross margins from Generic product sales declined to 30.3% from 39.3% in the year ago period.  The decrease in gross margin from our Generic segment was primarily due to sales of oxycodone HCl controlled-release tablets for the nine months ended September 30, 2006 and pravastatin sodium tablets during the second and third quarters of 2006, each of which are lower margin products.

Research and Development Expenses

	Nine Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Research and development expenses by segment:
Generic	$56,958	$59,455	$(2,497)	(4.2)%
Brand	33,451	30,709	2,742	8.9%
Total research and development expenses	$90,409	$90,164	$245	0.3%
as a % of net revenues	6.7%	7.3%

Research and development expenses within our Generic segment decreased during the nine months ended September 30, 2006, as compared to the same period of the prior year, due to lower biostudy costs particularly in the second quarter of 2006.

Research and development expenses within our Brand segment increased during the nine months ended September 30, 2006, as compared to the same period of the prior year, primarily due to the commencement of Phase III studies on the gel formulation of oxybutynin for overactive bladder.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Selling and marketing expenses by segment:
Generic	$39,120	$35,748	$3,372	9.4%
Brand	85,187	86,867	(1,680)	(1.9)%
Total segment selling and marketing expenses	124,307	122,615	1,692	1.4%
Corporate general and administrative	77,684	74,336	3,348	4.5%
Total selling, general and administrative expenses	$201,991	$196,951	$5,040	2.6%
as a % of net revenues	14.9%	16.0%

Generic and segment selling and marketing expenses increased during the nine months ended September 30, 2006 as compared to the same period of the prior year primarily due to higher distribution costs related to higher unit sales.

Brand segment selling and marketing expenses decreased during the nine months ended September 30, 2006 as compared to the same period of the prior year due to lower product spending for Oxytrol®.

Amortization

	Nine Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Amortization	$121,593	$122,839	$(1,246)	(1.0)%
as a % of net revenues	9.0%	10.0%

The Company’s amortizable assets consist primarily of acquired product rights.

Loss on Impairment

	Nine Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Loss on impairment of product rights	$66,981	$—	$66,981	100.0%
as a % of net revenues	4.9%	0.0%

During the second quarter of 2006, the Company recognized a $67.0 million loss on impairment of product rights resulting from a downward revision of long range product sales predominantly relating to Alora® and Actigall® (refer to Note 7 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

Earnings (Losses) on Equity Method Investments

	Nine Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%
		Restated
Earnings (losses) on equity method investments	$1,638	$(1,685)	$3,323	(197.2)%
as a % of net revenues	0.1%	-0.1%

The earnings on equity method investments recorded during the nine months ended September 30, 2006 consists of our share of earnings generated by our various joint venture investments.  Improved year-to-date results at both Scinopharm and Somerset contributed primarily to the change from a net loss to net earnings on equity method investments.  Results at Somerset improved as a result of the U.S. Food and Drug Administration (“FDA”) granting Somerset final approval for Emsam®, a selegeline patch for the treatment of depression on February 28, 2006.

Gain on Sale of Securities

The 2006 gain on sale of securities resulted from the sale of our investment in Adheris, Inc.  We received cash proceeds of $4.7 million from our sale of our entire investment in Adheris, Inc. and may receive additional proceeds upon the achievement of certain earn-out milestones.  We did not sell any securities during the nine months ended September 30, 2005.

Interest Income

	Nine Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Interest income	$22,766	$13,580	$9,186	67.6%
as a % of net revenues	1.7%	1.1%

Interest income increased during the nine months ended September 30, 2006 as compared to the same period of the prior year due to higher balances of cash and marketable securities and higher rates of return on invested balances in the current period.  For additional information on the impact of the Andrx Acquisition on interest income related to the Andrx Acquisition, refer to NOTE 12 – SUBSEQUENT EVENTS in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Interest Expense

	Nine Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Interest expense - CODES	$9,453	$9,453	$—	0.0%
Interest expense - 1998 Senior Notes	406	766	(360)	(47.0)%
Interest and fees on credit facility	744	1,230	(486)	(39.5)%
Change in derivative value	(651)	12	(663)	(5525.0)%
Interest expense - other	485	143	342	239.2%
Interest expense	$10,437	$11,604	$(1,167)	(10.1)%
as a % of net revenues	0.8%	0.9%

Interest expense decreased for the nine month period ended September 30, 2006 due to a reduction in the value of the embedded derivative related to the CODES, the redemption of the 1998 Senior Notes in the second quarter of 2006 and due to reduced fees on the credit facility.  For additional information on the impact of the Andrx Acquisition on interest expense related to the Andrx Acquisition, refer to NOTE 12 – SUBSEQUENT EVENTS in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Provision for income taxes	$26,320	$70,118	$(43,798)	(62.5)%
as a % of net revenues	1.9%	5.7%
Effective tax rate	37.4%	37.2%

The provision for income taxes decreased in the nine months ended September 30, 2006 due to reduced levels of income before income taxes.

Segment Contribution

	Nine Months Ended September 30,		Change
($ in thousands):	2006	2005	Dollars	%

Segment contribution
Generic	$240,593	$270,362	$(29,769)	(11.0)%
Brand	79,263	115,277	(36,014)	(31.2)%
	$319,856	$385,639	$(65,783)	(17.1)%
as % of net revenues	23.6%	31.4%

Generic segment contribution decreased for the nine months ended September 30, 2006, as compared to the same period of the prior year, primarily due to lower gross profit.

Brand segment contribution decreased for the nine months ended September 30, 2006, as compared to the same period of the prior year, primarily due to lower net sales and resulting lower gross profit and due to higher research and development expenses.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.  For additional information on the impact of the Andrx Acquisition on reportable segments as a result of the Andrx Acquisition, refer to NOTE 12 – SUBSEQUENT EVENTS in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

Cash from Operations

Watson’s primary source of liquidity is cash from operations.  Net working capital at September 30, 2006 was $1.27 billion compared to $1.11 billion at December 31, 2005 and $1.06 billion at September 30, 2005.

We expect that 2006 cash flows from operating activities will continue to exceed net income.  In addition, management expects that 2006 cash flows from operating activities, available cash balances and available credit facilities will be sufficient to fund our operating liquidity needs.

Summarized cash flow information is as follows:

	Nine Months Ended September 30,
($ in thousands):	2006	2005

Net cash provided by operating activities	$337,767	$279,481

Net cash provided by operating activities increased during the nine month period ended September 30, 2006, as compared to the same period of the prior year, due primarily to relative decreases in accounts receivable, increases in accounts payable (refer to discussion under “Changes in Working Capital”)and income taxes payable offset by an increase in inventories.

Changes in Working Capital

Working capital at September 30, 2006 and December 31, 2005 is summarized as follows:

	September 30,	December 31,	Increase
($ in thousands):	2006	2005	(Decrease)

Current Assets:
Cash and cash equivalents	$735,222	$467,451	$267,771
Marketable securities	171,545	162,475	9,070
Accounts receivable, net of allowances	264,264	333,832	(69,568)
Inventories	318,166	278,062	40,104
Other	133,260	118,610	14,650
Total current assets	1,622,457	1,360,430	262,027
Current liabilities:
Accounts payable and accrued expenses	253,864	211,160	42,704
Current portion of long-term debt	10,336	—	10,336
Other	85,578	34,510	51,068
Total current liabilities	349,778	245,670	104,108

Working Capital	$1,272,679	$1,114,760	$157,919

Current Ratio	4.64	5.54

The increase in inventory at September 30, 2006 was partly due to launches of new products during the nine months ended September 30, 2006.  Accounts payable increased at September 30, 2006 primarily due to higher royalties payable on sales of oxycodone extended-release and pravastatin sodium tablets.  Current portion of long-term debt increased at September 30, 2006 as we assumed debt in our acquisition of Sekhsaria which, pending government and other approvals, we plan to repay prior to the end of 2006.

Capital Expenditures

Our capital expenditures are summarized as follows:

	Nine Months Ended September 30,
($ in thousands):	2006	2005

Acquisitions of property and equipment	$25,468	$48,293

Capital expenditures for the nine months ended September 30, 2006 included additions to machinery and equipment at various Watson locations.

Debt and Borrowing Capacity

Our debt and borrowing capacity at September 30, 2006 and December 31, 2005 is summarized as follows:

	September 30,	December 31,	Increase
($ in thousands):	2006	2005	(Decrease)

Current portion of long-term debt	$10,336	$—	$10,336
Long-term debt	574,078	587,935	(13,857)
Total debt	$584,414	$587,935	$(3,521)
Debt to capital ratio	21.2%	21.8%

In March 2003, we issued $575 million of our CODES.  As of September 30, 2006, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

In May 1998, we issued $150 million of our 1998 Senior Notes.  On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding 1998 Senior Notes.  As a result, the remaining 1998 Senior Notes were redeemed on May 23, 2006.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “Credit Facility”) for working capital and other general corporate purposes.  On September 8, 2005, we entered into a Second Amendment to the Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended.  On March 6, 2006, we entered into a Third Amendment to the Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock.  As of September 30, 2006, the total $300 million under the Credit Facility was available to us.  Watson’s assets generally are held by, and its operations generally are conducted through its subsidiaries.  Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries.  Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  In order to provide subsidiary guarantees in connection with the Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders.  The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries.  As of September 30, 2006 and December 31, 2005, the Company had not drawn any funds from the Credit Facility.  Watson is subject to certain financial and operational covenants, all of which, as of September 30, 2006, the Company was in compliance.  The Credit Facility currently contains the following financial covenants:

•                  maintenance of a minimum net worth of at least $1.7 billion at September 30, 2006;

•                  maintenance of a maximum leverage ratio not greater than 2.25 to 1.0; and

•                  maintenance of a minimum interest coverage ratio of at least 7.0 to 1.0.

At September 30, 2006, our net worth was $2.2 billion and our leverage ratio was 1.50 to 1.0.   Our interest coverage ratio for the nine months ended September 30, 2006 was 29.3 to 1.0.

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

On November 3, 2006, in conjunction with the Andrx Acquisition and entering into a new credit agreement, we terminated our existing Credit Facility.  For additional information on the impact of the Andrx Acquisition on long-term debt and our existing Credit Facility related to the Andrx Acquisition, refer to NOTE 12 — SUBSEQUENT EVENTS in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of September 30, 2006.  Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.  Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest)
(in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term and other debt	$758,189	$17,974	$30,210	$20,125	$689,880
Liabilities incurred for acquisitions of products and businesses	2,953	1,100	1,572	—	281
Operating lease obligations	35,505	7,596	13,503	2,490	11,916
Total contractual cash obligations	$796,647	$26,670	$45,285	$22,615	$702,077

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

On February 15, 2006, the Company’s Board of Directors authorized the expenditure of an additional $300.0 million to repurchase shares of the Company’s outstanding common stock (the “2006 Repurchase Program”).  Repurchases are authorized to be made in open market or privately negotiated transactions from time to time in compliance with the Securities and Exchange Commission’s (“SEC”) Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. Additionally, the Board has authorized that purchases may be made under Rule 10b5-1 promulgated under the Securities and Exchange Act of 1934, as amended. A Rule 10b5-1 plan allows Watson to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout periods. All such purchases must be made in accordance with a pre-defined plan that is established when the plan administrator is not aware of any material non-public information.  At this time, the Company has no current plans to repurchase common stock under the 2006 Repurchase Program.

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion.  Andrx is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.  For additional information on the Andrx Acquisition, refer to NOTE 12 – SUBSEQUENT EVENTS in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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

Investment Risk

As of September 30, 2006, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $64.7 million.  Of this amount, we had equity-method investments of $48.3 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $16.4 million ($14.8 million that was included in “Marketable securities” and $1.6 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at September 30, 2006, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $4.1 million, $6.5 million and $8.2 million, respectively.

At September 30, 2006, our investment in Andrx consisted of approximately 607,000 shares of Andrx common stock with a cost of approximately $1.6 million and a fair market value of $14.8 million.  On November 3, 2006, the Company acquired the remaining outstanding shares of common stock of Andrx.  Accordingly, our reported financial position and results of operations after November 3, 2006 will include Andrx.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio.  Our cash is invested in A-rated money market mutual funds, short-term securities and commercial paper. Consequently, our interest rate and principal risk are minimal.

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and our other notes payable approximated their carrying values on September 30, 2006.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

As a result of the Andrx Acquisition, we will be subject to variable interest rate risk on our new Senior Credit Facility (refer to NOTE 12 – SUBSEQUENT EVENTS in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report).

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Governmental Reimbursement Investigations And Drug Pricing Litigation. With respect to the Drug Pricing Litigation pending against the Company and certain subsidiaries, an additional action has been filed by the Attorney General of the State of Alaska naming the Company and other drug manufacturers as defendants and raising similar allegations to those filed by the Attorneys General of several other states.  (State of Alaska v. Abbott Laboratories, Inc., et al. in the Superior Court for the Third Judicial Circuit, Civil Action No. 3AN-06-12026 CI).  Additional actions in other states are anticipated.  Additionally, Andrx Corporation and its subsidiaries, which the Company recently acquired, are named as defendants in several cases in which the Company and its subsidiaries already were named as a defendant, including cases filed by the Counties of Erie, Schenectady, and Oswego, New York, and the Attorneys General of the States of Alabama and Mississippi.   These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Naproxen Sodium (Naprelan).  In October  1998, Elan Corporation Plc sued Andrx in the United States District Court for the Southern District of Florida, alleging that Andrx’s pending ANDA for a generic version of Elan’s Naprelan® infringed Elan’s patent No. 5,637,320.  (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 98-7164).  In March 2002, the District Court issued an order that Elan’s patent was invalid, and in September 2002, Andrx commenced selling the 500mg strength of naproxen sodium, its generic version of Naprelan®.  In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for consideration of the March 2002 order invalidating its patent, and (ii) Andrx’s motion asking the District Court for a ruling on its non-infringement defenses.  Both parties appealed that March 2003 decision.  (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 03-1354).  On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether Andrx’s product infringes the Elan patent.  On July 12, 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction, and the District Court instructed the parties to file briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals decision.  The parties filed their briefs and are awaiting the court’s decision.

In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of Andrx’s sale of its generic version of Naprelan®.  (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 058-60158).  In February 2005, Andrx filed its answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent.  This matter has been stayed pending resolution of the infringement action.  Andrx has sold and is continuing to sell its generic version of the 500mg strength of Naprelan®.  Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Mallinckrodt Claim.  On February 17, 2006, Andrx filed a complaint against Mallinckrodt in the U.S. District Court for the Southern District of Florida.  (Andrx Therapeutics, Inc v. Mallinckrodt, Inc.., Case No. 06-60210). The complaint results from a dispute over certain agreements, including a supply and marketing agreement entered into between Andrx and Mallinckrodt.  The complaint seeks to establish the parties’ rights under the agreements, a judgment declaring that the agreements are still in force and that Andrx has not defaulted in its obligations.  In the alternative, Andrx seeks a judgment for either breach of contract for anticipatory repudiation or for breach of duty of good faith.  On March 10, 2006, Mallinckrodt filed suit against Andrx in state court in Missouri, arising from the same dispute referenced above.  (Mallinckrodt, Inc. v. Andrx Laboratories, Inc., et al., Case No. 06-1000).  In its suit, Mallinckrodt alleges breach of contract, breach of implied covanent of good faith and fair dealing and seeks damages of $3.8 million, along with a declaratory judgment and injunctive relief.  This matter is set for trial on March 5, 2007.

Securities Litigation Against Andrx Corporation.  On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of the Andrx’s common stock during the class period (March 9, 2005 through September 5, 2005) in the U.S. District Court for the Southern District of Florida against Andrx Corporation and its Chief Executive Officer. (Jerry Lowry v. Andrx Corporation, et al., Case No. 05-61640).  The complaint seeks damages under the Securities Exchange Act of 1934, as amended, and alleges that during the class period, it failed to properly disclose the status of its compliance with cGMP established by the FDA. The complaint also alleges that the plaintiffs suffered damages as a result of its disclosure on September 6, 2005 that FDA placed the Company in Official Action Indicated status and a subsequent decline in the trading price of its common stock from $17.94 on September 5, 2005 to a closing price of $14.89 on September 6, 2005.   On December 14, 2005, a shareholders’ derivative action was filed in the U.S. District Court for the Southern District of Florida by Greg Umeda on behalf of Andrx, against Andrx’s Chief Executive Officer, former Chief Financial Officer, the Board of Directors and Andrx (as a nominal defendant in the U.S. District Court for the Southern District of Florida) for alleged breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment between March 2005 and December 2005.  (Greg Umeda v. Thomas Rice, et al., Case No. 05-61796).  The complaint alleges that the individual defendants breached their fiduciary duties by allowing Andrx to issue statements that claimed Andrx was in compliance with FDA regulations and also from withholding from the public during the relevent period material non-public information relating to Andrx’s cGMP violations at its manufacturing facilities.  The plaintiff further alleges that as a result of the wrongdoing, Andrx’s stock dropped from $17.94 on September 2, 2005 to a closing price of $14.89 on September 6, 2005.  On January 6, 2006, a second shareholders’ derivative action was filed by Joseph Michael on behalf of Andrx, against Andrx’s Chief Executive Officer and the members of the Board of Directors in the U.S. District Court for the Southern District of Florida.  (Joseph Michael v. Thomas Rice, et al., Case No. 05-60019).  The complaint alleges violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and negligence that occurred from March 9, 2005 through January 6, 2006, and that have allegedly caused substantial losses to Andrx.  On March 13, 2006, these two derivative cases were consolidated under Greg Umeda v. Thomas Rice, et al., Case No. 05-61796.  On August 16, 2006, the court entered an order administratively closing the case and ordering the parties to file a joint status report once a ruling is issued on Andrx’s motion to dismiss in the pending Lowry v. Andrx Corporation, et al., Case No. 05-61640.  Though we are not in a position to determine the ultimate outcome of these matters, an adverse determination of any of these actions could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Securities Litigation Against Watson.  In the action pending in the U.S. Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791), the Court has set a hearing on the pending appeal for November 17, 2006.

ITEM 1A.  RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this Quarterly Report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements.  We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time these statements are made.  Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing.  These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements.  The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

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

The profitability of our product sales is also dependent upon the prices we are able to charge for our products, the costs to purchase products from third parties, and our ability to manufacture our products in a cost effective manner.  Our gross profits are expected to change significantly after the consumption of our transaction with Andrx, due in part to the significant amounts of revenue generated by Andrx’s distribution business, which typically generates lower gross margins than our Generics business.

Loss of revenues from Ferrlecit®, a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows.

During 2004 we lost regulatory exclusivity on our Ferrlecit® product, which will allow generic applicants to submit Abbreviated New Drug Applications (“ANDAs”) for Ferrlecit®.  In 2005, Ferrlecit® accounted for approximately 9% of our net revenues and 16% of our gross profit.  In February 2004, we submitted a Citizen’s Petition to the FDA requesting that the FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied.  During the third quarter of 2004, we submitted a second Citizen’s Petition to the FDA requesting that the FDA refuse to accept for substantive review any ANDA referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®.  In October 2006 the Company submitted a supplement to its Citizen’s Petition, reiterating our request for the FDA to establish guidelines for determining what data are needed to prove that generic formulations of Ferrlecit® contain the same active complex as Ferrlecit®.  We cannot predict whether the FDA will grant or deny our Citizen’s Petitions or when it may take such action.  We believe it will be difficult for a competitor to demonstrate to the FDA that its product is the same as Ferrlecit® and that, in the absence of such a showing, the FDA should require the applicant to submit a New Drug Application (“NDA”) supported by clinical studies, independently demonstrating safety and efficacy.  However, if a generic version of Ferrlecit® or other competitive product is approved by the FDA and enters the market, our net revenues could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We regularly review potential acquisitions of technologies, products and businesses complementary to our business.  Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products.  For example, in March 2006, we acquired all the outstanding shares of Sekhsaria and in November 2006, we acquired all the outstanding shares of Andrx Corporation.  If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock.  Integrating two geographically distant companies can be a time consuming and expensive process.  Watson’s headquarters are in California.  Andrx’s headquarters are in Florida.  Sekhsaria’s headquarters are in India.  In addition, in connection with acquisitions, we could experience disruption in our business, customer or employee base, including diversion of management’s attention from our continuing operations.  There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors.  Furthermore, there may be overlap between the products or customers of Watson and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses.  The impact of our acquisition of Andrx may result in any or all of the following risks: the businesses will not be integrated successfully; the anticipated synergies from the acquisition may not be fully realized or may take longer to realize than expected; and the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues.

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

Our newly acquired Distribution segment is highly dependent upon a primary courier service.

Product deliveries within our newly acquired Distribution segment are highly dependent on overnight delivery services to deliver our products in a timely and reliable manner, typically by overnight service.  Since 2004, our newly acquired Distribution segment shipped a substantial portion of products via one courier’s air and ground delivery service.  Our contract with this courier expires in January 2008.  Additionally, our Groveport, Ohio facility is strategically located next to one of the courier’s air hubs.  If we cannot renew the courier’s contract on favorable terms, or enter into a contract with an equally reliable overnight courier to perform, and offer the same service level at similar or more favorable rates, our business, results of operations, financial condition and cash flows could be adversely affected.

Our newly acquired Distribution segment concentrates on generic products and is therefore subject to the risks of the generic industry.

The ability of our newly acquired Distribution segment to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by us and other generic manufacturers and the subsequent advent and extent of competition encountered by these products.  This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales of our Distribution segment.  Our margins can also be affected by the risks inherent to the generic industry.

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

A significant amount of our total assets is related to acquired product rights and goodwill.  As of December 31, 2005, the carrying value of our product rights and other intangible assets was approximately $750 million and the carrying value of our goodwill was approximately $460 million.  These amounts will increase significantly as a result of our acquisition of Andrx Corporation.

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

Our principal manufacturing facility in Corona, California (which manufactured products representing approximately 17% of our total product net revenues for 2005) is currently subject to a consent decree of permanent injunction.  Similarly, Andrx’s principle manufacturing facility in Davie, Florida, is currently under Official Action Indicated (“OAI”) status by the FDA.  While on OAI status, Andrx is not eligible to obtain approvals for products manufactured at its Davie, Florida facility.  We cannot assure you that the FDA will determine that we or Andrx have adequately corrected deficiencies at our respective manufacturing sites (including the ones referenced above), that subsequent FDA inspections will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson, Andrx or their subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson, Andrx or any of their subsidiaries.  The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution.  Any such sanctions, if imposed, could materially harm our operating results and financial condition.  Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals.  Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree.  Although we and Andrx have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.  Certain of our vendors are subject to similar regulation and periodic inspections.

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

No common stock has been repurchased under the 2006 Repurchase Program during the third quarter of 2006.

ITEM 6.  EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 59.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ R. Todd Joyce
R. Todd Joyce
Vice President – Corporate Controller and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: November 7, 2006

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2006

Exhibit No.	Description

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.