Form 10-K
period 2006-12-31
WATSON PHARMACEUTICALS INC
filed 2007-03-01
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2006:

$2,378,481,632 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant’s Common Stock outstanding on February 22, 2007:  102,500,489

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2007 Annual Meeting of Stockholders, to be held on May 4, 2007. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2006.

WATSON PHARMACEUTICALS, INC.
TABLE OF CONTENTS
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1.                BUSINESS

Business Overview

Watson Pharmaceuticals, Inc. (“Watson”, the “Company” “we”, “us” or “our”) is engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development, and administrative facilities primarily in the United States (U.S.). As of December 31, 2006, we marketed more than 150 generic pharmaceutical products and 25 brand pharmaceutical products.

Our principal executive offices are located at 311 Bonnie Circle, Corona, California, 92880. Our Internet website address is www.watson.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, from 2000 to present, are available free of charge on our Internet website. These reports are posted on our Website as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room or electronically through the SEC website (www.sec.gov). Within the Investors section of our Website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information.

Acquisition of Andrx Corporation

On November 3, 2006, we acquired all the outstanding shares of common stock of Andrx Corporation in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion. Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.

Business Description

Prescription pharmaceutical products in the U.S. generally are marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our distribution operation, we distribute pharmaceutical products, primarily generics, which have been commercialized by others, as well as our own, to independent and chain pharmacies and physicians’ offices. As a result of the differences between the types of products we market and/or distribute, we operate and manage our business as three operating segments: Generic, Brand and Distribution.

Business Strategy

We apply three key strategies to grow and improve our Generic and Brand pharmaceutical businesses: (i) internal development of technologically challenging and high demand products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our existing portfolio. We believe that our three-pronged strategy will allow us to expand both our brand and generic product offerings, as well as our distribution operations. Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at anytime. See “Risks Related to Our Business.”

Generic Pharmaceutical Products

Watson is a leader in the development, manufacture and sale of generic pharmaceutical products. We currently market more than 150 generic pharmaceutical products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. These generic products are bioequivalent to their brand name counterparts and are generally sold at significantly lower prices than the brand product. As such, generic pharmaceuticals provide an effective and cost-efficient alternative to brand products. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties. Net revenues from our generic products accounted for $1.5 billion or approximately 77% of our total net revenues in 2006.

With respect to generic products, our strategy is to continue to develop generic pharmaceuticals that are difficult to formulate or manufacture or will complement or broaden our existing product lines. We believe the acquisition of Andrx, with its expertise in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products, complements this strategy. Since the prices and unit volumes of our brand products will likely decrease upon the introduction of generic alternatives, we also intend to market generic alternatives to our brand products where market conditions and the competitive environment justify such activities. Additionally, we intend to distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements continue to be complementary to our core business under applicable laws and regulations.

Our portfolio of generic pharmaceutical products includes the following products, which represented 70% of total Generic segment net revenues in 2006:

Comparable
Watson Generic Product	Brand Name	Therapeutic Classification
Bupropion hydrochloride	Zyban®	Aid to smoking cessation
Bupropion hydrochloride	Wellbutrin SR®	Antidepressant
Cartia XT®	Cardizem® CD	Anti-hypertensive
Glipizide ER	Glucotrol® XL	Anti-diabetic
Hydrocodone bitartrate/ acetaminophen	Lorcet®	Analgesic
Hydrocodone bitartrate/ acetaminophen	Vicodin®	Analgesic
Hydrocodone bitartrate/ acetaminophen	Lortab®	Analgesic
Hydrocodone bitartrate/ acetaminophen	Norco®/Anexsia	Analgesic
Levora®	Nordette®	Oral contraceptive
Low-Ogestrel®	Lo-Ovral®	Oral contraceptive
Microgestin®/Microgestin® Fe	Loestrin®/Loestrin® Fe	Oral contraceptive
Necon®	Ortho-Novum®	Oral contraceptive
Necon®	Modicon®	Oral contraceptive
Nicotine polacrilex gum	Nicorette®	Aid to smoking cessation
Nicotine transdermal system	Habitrol®	Aid to smoking cessation
Nifedipine ER	Adalat CC®	Anti-hypertensive
Oxycodone/acetaminophen	Percocet®	Analgesic
Oxycodone/HCL	Oxycontin®	Analgesic
Pravastatin sodium	Pravachol®	Cholesterol lowering agent
Quasense™	Seasonale®	Oral contraceptive
Testosterone cypionate injection	Depo-Testosterone®	Hormone replacement
Testosterone enanthate injection	Delatestryl®	Hormone replacement
TriNessa™	Ortho Tri-Cyclen®	Oral contraceptive
Trivora®	Triphasil®	Oral contraceptive
Zovia®	Demulen®	Oral contraceptive

We predominantly market our generic products to various drug wholesalers and national retail drugstore chains utilizing 25 sales and marketing professionals. We sell our generic products primarily under the “Watson Laboratories” and “Watson Pharma” labels, with the exception of our over-the-counter products which we sell under our “Rugby” label or under private label.

Generic Business Development

During 2006, we expanded our generic product line with the launch of 13 generic products. In April 2006, we launched pravastatin sodium, a cholesterol lowering agent and in September 2006, we launched QuasenseTM, an oral contraceptive. Additionally, beginning in September 2006, we earned commission revenue as a sales agent on behalf of Cephalon, Inc. from the launch of fentanyl citrate troche.

In 2006, including Andrx’s filings prior to our acquisition, our product development efforts resulted in the filing of 27 Abbreviated New Drug Applications (“ANDAs”). At December 31, 2006, we had more than 70 ANDAs on file. See our “Government Regulation and Regulatory Matters” section for a description of our process for obtaining U.S. Food and Drug Administration (“FDA”) approval for our products. See also “Risks Related to our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.”

Brand Pharmaceutical Products

Newly developed pharmaceutical products normally are patented and, as a result, are generally offered by a single provider when first introduced to the market. We currently market a number of patented products to physicians, hospitals, and other markets that we serve. We also market certain trademarked off-patent products directly to healthcare professionals. We classify these patented and off-patent trademarked products as our brand pharmaceutical products. Net revenues from our brand products accounted for $369 million or approximately 19% of our total net revenues in 2006.

Our Brand business segment currently develops, manufactures, markets, sells and distributes products primarily through two sales and marketing groups, Specialty Products and Nephrology.

Specialty Products

Our Specialty Products product line includes urology, anti-hypertensive, psychiatry, pain management and dermatology products and a genital warts treatment. We market these products to urologists, primary care physicians, endocrinologists, obstetricians and gynecologists. We actively promote the following products through this group: Trelstar® DEPOT and Trelstar® LA (collectively “Trelstar®”) and Oxytrol®. On September 13, 2006, Watson and Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc., and Laboratories Besins Iscovesco, settled outstanding patent litigation related to AndroGel®. Effective October 1, 2006, Watson began receiving revenues in connection with AndroGel®.

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

Our portfolio of brand pharmaceutical products includes the following products, which represented 91% of total Brand segment net revenues in 2006:

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

Brand Business Development

During 2006, we entered into an agreement with Solvay Pharmaceuticals for our Specialty Products sales force to promote AndroGel® to urologists in the United States.

Strategic Alliances and Collaborations

Through collaborative agreements and strategic alliances, we develop and manufacture products that are marketed by other pharmaceutical companies, including products that utilize our patented technologies and formulation capabilities. Pursuant to a Manufacturing and Supply Agreement and a License Agreement, we supply Fortamet® and Altoprev® to Sciele Pharma, Inc. (formerly known as First Horizon Pharmaceutical Corporation).

Through a research and development and supply agreement with Takeda Chemical Industries, Ltd. (“Takeda”), we provide contract research and development (“R&D”) and manufacturing services to develop a combination product consisting of Takeda’s Actos® (pioglitazone) and our extended-release metformin, which is administered once a day for the treatment of Type 2 diabetes. We are responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. Takeda submitted a New Drug Application (NDA) in 2006. Final approval will be subject to the satisfaction of certain conditions, including resolution of the Official Action Indicated status of our Davie, Florida facility.

The Company holds a 50% interest in Somerset Pharmaceuticals, (“Somerset”) our joint venture with Mylan Laboratories, Inc. In February 2006, the FDA granted final approval for Emsam®, a selegiline patch for the treatment of depression being developed by Somerset. Emsam® was subsequently launched in April 2006. Somerset has an agreement with Bristol-Myers Squibb (“BMS”), whereby BMS has exclusive distribution rights to commercialize Emsam® in the U.S. and Canada. Somerset received milestone payments upon the approval and launch of Emsam® and will receive further milestone payments based on achievement of certain sales levels. Somerset supplies EmSam® to Bristol Myers-Squibb and receives royalties on product sales.

During 2006, we continued our generic product development alliance with Cipla Ltd. (“Cipla”), the second largest pharmaceutical company in India. Under the terms of the agreement announced in December 2002, Watson is responsible for conducting bioequivalence studies, pursuing regulatory approvals for all developed products and has exclusive U.S. marketing rights for the products. Cipla is responsible for development and manufacturing of products.

Following the acquisition of Andrx in November 2006, we assumed all of Andrx’s strategic alliances and collaborations, other than the ones the Federal Trade Commission (“FTC”) required us to divest in connection with approval of the acquisition. The following are examples of Andrx’s strategic alliances and collaborations:

•       Andrx’s May 2005 agreement with Amphastar Pharmaceuticals, Inc., a California-based generic and specialty pharmaceutical company, for certain exclusive marketing rights for both strengths of their proposed generic version of Sanofi’s Lovenox® (enoxaparin sodium) injectable product.

•       Andrx’s March 2005 agreement with Sciele Pharma, Inc. (formerly known as First Horizon Pharmaceutical Corporation) for the sale and licensing of certain rights and assets related to Andrx’s former Fortamet® and Altoprev® brand pharmaceutical products, and the manufacturing and supply of these products.

•       Andrx’s March 2004 and October 2004 agreements to market in the U.S. Genpharm Inc.’s generic version of Paxil® and Pletal®, respectively.

•       Andrx’s December 2003 agreement with Takeda for the development and marketing of a combination product of its approved 505(b)(2) NDA extended-release metformin and Takeda’s Actos® (pioglitazone), each of which is administered once a day for the treatment of Type 2 diabetes. Andrx is responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. Takeda submitted the NDA for the combination product in March 2006.

•       Andrx’s January 2003 agreement with L. Perrigo Company providing for Andrx’s manufacture and supply to Perrigo of its generic versions of Claritin-D® 24, Claritin RediTabs® and Claritin-D® 12, as store brand over-the-counter (“OTC”) products. This agreement followed the FDA’s determination that the Claritin line of products should be sold as OTC products, and not as prescription pharmaceuticals.    Claritin-D® 24 was launched in June 2003 and Claritin RediTabs® was launched in January 2004.

Financial Information About Segments

Watson evaluates the performance of its Brand, Generic and Distribution business segments based on net revenues, gross profit and net contribution. Summarized net revenues, gross profit and contribution information for each of the last three fiscal years is presented in Note 12—Operating Segments in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

Research and Development

We devote significant resources to the research and development of brand and generic products and proprietary drug delivery technologies. We incurred research and development expenses of $131.0 million in 2006, $125.3 million in 2005 and $134.2 million in 2004. In conjunction with the acquisition of Andrx Corporation, we incurred an in-process research and development charge of $498 million. See Note 4—Acquisitions in the accompanying Notes to Consolidated Financial Statements in this Annual Report for further details on this charge.

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

As of December 31, 2006, we maintained research and development facilities in Corona, California; Danbury, Connecticut; Davie and Weston, Florida; Copiague, New York; Salt Lake City, Utah; Changzhou City, People’s Republic of China; and Mumbai, India.

We are presently developing a number of brand and generic products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs.

Pharmaceutical Distribution Operations

Our distribution business, which consists of our Anda, Anda Pharmaceuticals and Valmed (also known as VIP) subsidiaries (collectively “Anda”), distributes primarily generic pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, and generic products and certain selective brand products to physicians’ offices. Additionally, we sell to buying groups, which are independent pharmacies that band together to enhance their buying power. We believe that we are able to effectively compete in the distribution market, and therefore optimize our market share, based on three critical elements: (i) very competitive pricing, (ii) responsive customer service that includes, among other things, next day delivery to the entire U.S. and high levels of inventory for approximately 7,000 shelf-keeping units (SKUs), and (iii) well established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. While most of the approximate 7,000 SKUs in our distribution operations are for products we purchase from third party manufacturers, we also utilize these operations for the sale and marketing of our, and our collaborative partners’, generic products. We are the only U.S. generic pharmaceutical company that has meaningful distribution operations with direct access to independent pharmacies and we believe that our distribution operation is a strategic asset in the national distribution of generic pharmaceuticals.

Our growth in revenues in our distribution operations will primarily be dependent on the launch of new generic products, offset by the overall level of net price and unit declines on existing distributed products and subject to changes in market share.

Following Teva Pharmaceutical Industries Ltd.’s acquisition of Ivax Corporation in January 2006, approximately 19.7% of Anda’s 2006 net sales were derived from the products purchased from Teva or Ivax. Prior to Watson’s acquisition of Andrx on November 3, 2006, approximately 7.5% of Anda’s 2006 net sales from its distribution operations were derived from products purchased from Watson. Other than the combined Teva and Ivax entity and Watson (through November 3, 2006), no other company accounts for more than 10% of our SKUs or dollar volume in 2006.

Anda sells and receives orders for these products primarily using our telemarketing staff, as supplemented by our electronic ordering capabilities (Internet and hand-held ordering devices). Our telemarketing staff is comprised of approximately 225 persons (including sales management), as well as sales personnel responsible for national accounts including the alternate care market. These telemarketers and national account personnel initiate approximately 80,000 phone calls per week to approximately 29,500 active accounts (approximately 14,500 independent pharmacies, 8,500 physicians and 6,500 non-warehousing pharmacy chain stores) throughout the U.S., Puerto Rico and Guam from our South Florida and Grand Island, New York offices. Our internally developed, proprietary ordering systems, including our Internet-based AndaNet, AndaMeds and VIPpharm, as well as our hand-held ordering devices, AndaConnect and VIPConnect, also allow our customers to place their orders electronically. During 2006 and 2005, pre- and post-acquisition, approximately 34% and 30%, respectively, of sales were generated through our order entry Internet sites, AndaConnect and VIPConnect. Furthermore, with our electronic Controlled Substance Ordering System (CSOS) launched in October 2005, we distribute Schedule II controlled substances (CII) via electronic orders to approved pharmacies, distributors and manufacturers, thereby enabling pharmacy customers to eliminate the use of the paper DEA 222 forms to order this category of brand and generic products.

In our distribution operations, we presently distribute products from our facilities in Weston, Florida and Groveport, Ohio. Our Ohio facility is strategically located near one of our overnight carrier’s main air package sorting facility. For the year ended December 31, 2006, approximately 50% of our distribution sales were shipped from each of these facilities, though this percentage can vary. While our Weston, Florida facility is operating near full capacity, our 355,000 square foot Ohio distribution center currently operates at approximately 45% capacity, and provides us with additional distribution capacity for the foreseeable future.

Customers

In our generic and brand operations, we sell our brand and generic pharmaceutical products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions.

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The following table illustrates those customers and the respective percentage of our net revenues for which they account:

Customer	2006	2005	2004
McKesson Corporation	17%	16%	15%
AmeriSourceBergen Corp.	13%	13%	14%
Cardinal Health, Inc.	9%	9%	11%
Walgreen Co.	8%	10%	11%

These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. In recent years, this distribution network has undergone significant consolidation, marked by mergers and acquisitions among wholesale distributors and large retail drug store chains. As a result, a small number of large, wholesale distributors and large chain drug stores control a significant share of the market. We expect that consolidation of drug wholesalers and retailers may adversely impact pricing and create other competitive pressures on drug manufacturers. Our pharmaceutical distribution business competes directly with our large wholesaler customers with respect to distribution of generic products.

The loss of any of these customers could materially and adversely affect our business, results of operations, financial condition and cash flows. See “Risk Relating to Investing in the Pharmaceutical Industry.”

Competition

The pharmaceutical industry is highly competitive. In our generic and brand product operations, we compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems. Such competitors include the major brand name and generic manufacturers of pharmaceutical products, especially those doing business in the U.S. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete. This is particularly true in the case of certain Asian and other overseas competitors, who may be able to produce products at costs lower than those of domestic manufacturers.

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

Our competitors in brand products include major brand name manufacturers of pharmaceuticals such as Johnson & Johnson, Novartis Pharmaceuticals Corporation (“Novartis”) and Pfizer Inc. Based on total assets, annual revenues and market capitalization, we are considerably smaller than these competitors and other national competitors in the brand product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

We actively compete in the generic pharmaceutical business. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products as Authorized Generics. Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Barr Laboratories, Inc., Mylan Laboratories, Inc., Mallinckrodt Pharmaceuticals Generics and Sandoz Pharmaceuticals. See “Risks Related to Our Business—The pharmaceutical industry is highly competitive.”

In our pharmaceutical distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which distribute both brand and generic pharmaceutical products to their customers. These same companies are significant customers of our pharmaceuticals business. As generic products generally have higher gross margins, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we do not offer both brand and generic products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

Manufacturing, Suppliers and Materials

We manufacture many of our own finished products at our plants in Corona, California; Davie, Florida; Carmel, New York; Copiague, New York; and Salt Lake City, Utah. As part of an ongoing effort to optimize our manufacturing operations, we announced several cost reduction initiatives that will take place by mid 2007, including the planned divestiture or closure of our Phoenix, Arizona injectable manufacturing facility and the closure of our Puerto Rico manufacturing facility in order to consolidate certain of our solid dosage manufacturing operations. In December 2005 we acquired a solid dosage manufacturing facility in Goa, India. The Goa facility is in the final stages of preparations to ensure that it will comply with the requirements of the current Good Manufacturing Practices (“cGMP”) for it to be approved by the FDA to supply product to the U.S. market.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Our Corona, California facility is currently subject to a consent decree of permanent injunction. In September 2005, the FDA placed our Davie, Florida manufacturing facility in Official Action Indicated (“OAI”) status relating to the FDA’s May 2005 cGMP inspection of the facility and the related issuance of a Form 483 List of Inspectional Observations. The effect of the OAI designation is that until the FDA is satisfied with (i) the Company’s responses to the inspectional observations and (ii) the results of their inspections of the Davie, Florida facility, FDA approval of product candidates to be manufactured at that facility will be withheld. During the OAI status, ANDAs continue to be submitted from the Davie, Florida facility and the FDA continues to review new product applications. The OAI status does not affect Watson’s other locations. See “Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” Also refer to Legal Matters in “Note 14—Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report

For certain of our products, we contract with third parties for the manufacture of the products, some of which are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues, such as Ferrlecit®, bupropion hydrochloride sustained-release tablets and a number of our oral contraceptive products. Third-party manufactured products accounted for approximately 58%, 51% and 48% of our Generic and Brand product net revenues in 2006, 2005 and 2004 respectively, and 64%, 58% and 50% of our gross profit in 2006, 2005, and 2004 respectively.

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

In addition, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for research and development prior to the expiration of the applicable U.S. or foreign patents. To assist in addressing our reliance of third party raw material and active and inactive pharmaceutical ingredient suppliers, in March 2006, we completed the acquisition of Mumbai, India-based Sekhsaria Chemicals, Ltd. that provides active pharmaceutical ingredients (“API”) and finished dosage formulation expertise to the global pharmaceutical industry, and in January 2006, we increased our investment in Scinopharm Taiwan, Ltd., a company that specializes in the development and manufacture of API. See “Risks Related to Our Business—If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.”

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

Pharmaceutical companies with brand products are increasingly suing companies that produce off-patent forms of their brand name products for alleged patent and/or copyright infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an ANDA seeking approval of a generic equivalent to a brand drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the       Hatch-Waxman Act) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the brand drug has expired, in which case, the ANDA will not be approved by the FDA until no earlier than the expiration of such patent(s). On the other hand, we could certify that any patent listed as covering the brand drug is invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the brand drug. In that case, we are required to notify the brand product holder or the patent holder that such patent is invalid or is not infringed. If the patent holder sues us for patent infringement within 45 days from receipt of the notice, the FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless the lawsuit is resolved in our favor in less time or a shorter period is deemed appropriate by a court. In addition, increasingly aggressive tactics employed by brand companies to delay generic competition, including the use of Citizens Petitions and seeking changes to U.S. Pharmacopeia, have increased the risks and uncertainties regarding the timing of approval of generic products.

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

Government Regulation and Regulatory Matters

All pharmaceutical manufacturers, including Watson, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

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

Our Corona, California facility is currently subject to a consent decree of permanent injunction and our Davie, Florida facility is currently under OAI status. See also “Manufacturing, Suppliers and Materials,” “Risks Related to Our Business—Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” and Legal Matters in ”Note 14—Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements" in this Annual Report.

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

Under Part D of the MMA, some Medicare beneficiaries are eligible to obtain subsidized prescription drug coverage from private sector providers. With the January 2006 implementation of the Part D drug benefit, usage of pharmaceuticals has increased as a result of the expanded access to medicines afforded by the new Medicare prescription drug benefit. However, such sales increases have been offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers who negotiate on behalf of Medicare beneficiaries. While it is still difficult to predict the future impact the Medicare prescription drug coverage benefit will have on pharmaceutical companies, it is anticipated that further pricing pressures will continue into 2007 and beyond.

There has been enhanced political attention, governmental scrutiny and litigation at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. See “Risks Related to Our Business—Investigations of the calculation of average wholesale prices may adversely affect our business.” See also Legal Matters in “Note 14—Commitments and Contingencies” in the accompanying “Notes to the Consolidated Financial Statements" in this Annual Report.

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

Federal, state and local laws of general applicability, such as laws regulating working conditions, also govern us. In addition, we are subject, as are all manufacturers generally, to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could be adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean-up at a site to which our wastes were transported.

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

Our distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA, and State Boards of Pharmacy and Health, among others. These include licensing, registration, recordkeeping, security and reporting requirements. In particular, several states and the federal government have begun to enforce drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health, began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, we are required to maintain records documenting the chain of custody of prescription drug products we distribute beginning with our purchase of such products from the manufacturer. We are required to provide documentation of this prior transaction(s) to our customers in Florida, including pharmacies and other health care entities. Several other states have proposed to implement similar drug pedigree requirements. In addition, federal law currently requires that a “non-authorized distributor of record,” when making a wholesale distribution, must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where we are not an “authorized distributor of record” we would need to maintain such records. FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

In connection with the acquisition of Andrx, both Watson and Andrx agreed to divest certain overlapping products and abide by the terms of the Decision and Order (the “Order”) entered by FTC in December 2006, which includes certain reporting requirements and technical assistance. Failure to abide by the terms of the Order, which expires in December 2016, could result in, among other things, civil penalties.

Seasonality

There are no significant seasonal aspects to our business, except in our distribution operations where shipments of pharmaceutical products indicated for cold and flu symptoms are typically higher during the fourth quarter as customers supplement inventories in anticipation of the cold and flu season.

Backlog

Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

Employees

As of December 31, 2006, we had 5,830 employees. Of our employees, approximately 592 are engaged in research and development, 2,211 in manufacturing, 1,147 in quality assurance and quality control, 1,223 in sales and marketing, and 657 in administration. We believe our relations with our employees are good.

ITEM 1A.        RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time these statements are made. Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing. These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, including the integration of, and synergies associated with, our acquisition of Andrx, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, (including the removal of Andrx’s OAI status at our Davie Florida facility and the associated witholding of FDA approval of product candidates manufactured at that facility), and if and when, the hold of Andrx’s approvals will be lifted, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative other variations thereof or comparable terminology, are intended to identify forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.

We caution the reader that these statements are based on certain assumptions, risks and uncertainties, many of which are beyond our control. In addition, certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the risks and uncertainties discussed under the Section entitled “Risks Related to Our Business,” and other risks and uncertainties detailed herein and from time to time in our SEC filings, may cause our actual results to vary materially than those anticipated in any forward-looking statement.

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

Risks Associated With Investing In the Business of Watson

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons.  The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•       development of new competitive products or generics by others;

•       the timing and receipt of FDA approvals or lack of approvals;

•       changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•       changes in the amount we spend to promote our products;

•       delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•       changes in treatment practices of physicians that currently prescribe our products;

•       changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•       increases in the cost of raw materials used to manufacture our products;

•       manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•       changes in prescription levels and the effect of economic changes in hurricane and other natural disaster-affected areas;

•       the impact on our employees, customers, patients, manufacturers, suppliers, vendors, and other companies we do business with and the resulting impact on the results of operations associated with the possible mutation of the avian form of influenza from birds or other animal species to humans, current human morbidity, and mortality levels persist following such potential mutation;

•       the mix of products that we sell during any time period;

•       lower than expected demand for our products;

•       our responses to price competition;

•       expenditures as a result of legal actions;

•       market acceptance of our products;

•       the impairment and write-down of goodwill or other intangible assets;

•       implementation of new or revised accounting or tax rules or policies;

•       disposition of primary products, technologies and other rights;

•       termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•       increases in insurance rates for existing products and the cost of insurance for new products;

•       general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•       seasonality of demand for our products;

•       our level of research and development activities;

•       new accounting standards and/or changes to existing accounting standards that would have a material effect on our consolidated financial position, results of operations or cash flows;

•       costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues; and

•       timing of revenue recognition related to licensing agreements and/or strategic collaborations.

As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful, and these comparisons should not be relied upon as an indication of future performance.  The above factors may cause our operating results to fluctuate and adversely affect our financial condition and results of operations.

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

•       the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;

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

As a result of these and other difficulties, products currently in development by Watson or Andrx may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by Watson or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products. Furthermore, until the FDA removes the pending OAI designation, product candidates to be manufactured at our Davie, Florida facility will be withheld.

Our brand pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing brand pharmaceutical products is more costly than generic products. During 2006, we increased our planned expenditures for the development and marketing of our brand business. During 2007 and thereafter, we may further increase the amounts we expend for our brand business segment. For example, we initiated Phase III clinical studies during the second quarter of 2006 on our next generation oxybutynin gel product and will incur ongoing expenditures for the Phase III clinical studies on our silodosin product for treatment of benign prostatic hyperplasia. We cannot be sure these business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products it would adversely affect our results of operations and financial condition.

Loss of revenues from Ferrlecit® , a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows.

During 2004 we lost regulatory exclusivity on our Ferrlecit® product, which will allow generic applicants to submit ANDAs for Ferrlecit®. In 2006, Ferrlecit® accounted for approximately 7% of our net revenues and 17% of our gross profit. In February 2004, we submitted a Citizen’s Petition to the FDA requesting that the FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied. During the third quarter of 2004, we submitted a second Citizen’s Petition to the FDA requesting that the FDA refuse to accept for substantive review any ANDA referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®. In October 2006, the Company submitted a supplement to its Citizen’s Petition, reiterating our request for the FDA to establish guidelines for determining what data are needed to prove that generic formulations of Ferrlecit® contain the same active complex as Ferrlecit®. We cannot predict whether the FDA will grant or deny our Citizen’s Petitions or when it may take such action. If a generic version of Ferrlecit® or other competitive product is approved by the FDA and enters the market, our net revenues could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows. We have assumed for the purpose of amortizing our Ferrlecit® product rights that there will be a generic competitor to Ferrlecit beginning in 2008.

A large percentage of our Ferrlecit® sales are made to dialysis centers. In recent years, there has been significant consolidation of the dialysis business, marked by mergers and acquisitions among dialysis centers. As a result, a small number of customers control a significant share of the injectable iron market. In 2006, our largest customer for Ferrlecit® accounted for roughly 35% of our Ferrlecit® sales. Continued consolidation may adversely impact pricing and create other competitive pressures on suppliers of injectable iron. Additionally, loss of any significant Ferrlecit® customer could materially adversely affect our business, results of operations, financial condition and cash flow.

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

We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. For example, in March 2006, we acquired all the outstanding shares of Sekhsaria and in November 2006, we acquired all the outstanding shares of Andrx Corporation. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may adversely affect our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. Integrating two geographically distant companies can be a time consuming and expensive process. Watson’s headquarters are in California. Andrx’s headquarters were in Florida. Sekhsaria’s headquarters are in India. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between the products or customers of Watson and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. For example, in our distribution operations, our main competitors are McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which are all significant customers of our generic and brand operations and who collectively accounted for approximately 39% of our annual net revenues in 2006. The impact of our acquisition of Andrx may result in any or all of the following risks: the businesses will not be integrated successfully; the anticipated synergies from the acquisition may not be fully realized or may take longer to realize than expected; and the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues.

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

If pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and other efforts, our sales of generic products may suffer.

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•       pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for additional years or otherwise delay the launch of generics;

•       selling the brand product as an authorized generic, either by the brand company directly, through an affiliate or by a marketing partner;

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

•       Seeking patents on methods of manufacturing certain active pharmaceutical ingredients.

If pharmaceutical companies are successful in limiting the use of generic products through these or other means, our sales of generic products may decline. If we experience a material decline in generic product sales, our results of operations, financial condition and cash flows will suffer.

If competitors are successful in limiting competition for certain generic products through their legislative, regulatory and litigation efforts, our sales of certain generic products may suffer.

Certain of our competitors have recently challenged our ability to distribute authorized generics during the competitors’ 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen’s Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. The FDA and courts that have considered the subject to date have ruled that there is no prohibition in the Federal Food, Drug, and Cosmetic Act against distributing authorized generic versions of a brand drug. However, on January 30, 2007, legislation was introduced in the U.S. Senate, and on February 5, 2007, similar legislation was introduced in the U.S. House of Representatives, that would prohibit the marketing of authorized generics during the 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Further, the Deficit Reduction Act of 2005 added provisions to the Medicaid Rebate Program that, effective January 1, 2007, may have the effect of increasing an NDA holder’s Medicaid Rebate liability if it permits another manufacturer to market an authorized generic version of its brand product. This may affect the willingness of brand manufacturers to continue arrangements, or enter into future arrangements, permitting us to market authorized generic versions of their brand products. If so, or if distribution of authorized generic versions of brand products is otherwise restricted or found unlawful, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Our distribution operations are highly dependent upon a primary courier service.

Product deliveries within our newly acquired distribution operations are highly dependent on overnight delivery services to deliver our products in a timely and reliable manner, typically by overnight service. Since 2004, our distribution operations has shipped a substantial portion of products via one courier’s air and ground delivery service. Our contract with this courier expires in July 2009, but may terminated by either party for no reason with 60 days written notice. Additionally, our Groveport, Ohio facility is strategically located next to one of the courier’s air hubs. If the courier terminates the agreement without cause or we cannot renew the courier’s contract on favorable terms, enter into a contract with an equally reliable overnight courier to perform and offer the same service level at similar or more favorable rates, our business, results of operations, financial condition and cash flows could be adversely affected.

Our distribution operations concentrate on generic products and therefore are subject to the risks of the generic industry.

The ability of our distribution operations to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by us and other generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales of our distribution operations. Our margins can also be affected by the risks inherent to the generic industry.

If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in some of our drug applications, only one supplier of products and raw materials has been identified, even in instances where multiple sources exist. Among others, this includes products that have historically accounted for a significant portion of our revenues, such as Ferrlecit®, bupropion sustained release tablets and a significant number of our oral contraceptive products. For example, our current supply agreement for Ferrlecit expires in 2009. From time to time, certain of our outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. To the extent any difficulties experienced by our suppliers cannot be resolved or extentions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. For example, although we have other senior management personnel, a significant loss of the services of Allen Chao, Ph.D., our Chairman and Chief Executive Officer, or other senior executive officers without hiring a suitable successor, could cause our business to suffer. We cannot assure you that we will be able to attract and retain key personnel. We have entered into employment agreements with all of our senior executive officers, including Dr. Chao. We do not carry key-man life insurance on any of our officers.

Rising insurance costs could negatively impact profitability.

The cost of insurance, including workers compensation, product liability and general liability insurance, have risen significantly in recent years and may increase in 2007. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

Implementation of enterprise resource planning systems could cause business interruptions and negatively affect our profitability and cash flows.

From time to time, we may implement new enterprise resource planning (“ERP”) systems and software, or upgrades to existing systems and software, to further enhance our operations. Implementation of ERP systems and software carry risks such as cost overruns, project delays and business interruptions and delays. We plan to implement a new phase of an ERP system into our U.S. manufacturing operation during 2007. If we experience a material business interruption as a result of such implementations, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill. As of December 31, 2006, the carrying value of our product rights and other intangible assets was approximately $779.3 million and the carrying value of our goodwill was approximately $890.5 million.

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

Our other significant intangible assets include acquired core technology and customer relationships, which are intangible assets with definite lives, and the Anda trade name, which is an intangible asset with an indefinite life, as we intend to use the Anda trade name indefinitely.

Our acquired core technology and customer relationships intangible assets are stated at cost, less accumulated amortization.  We determined the original fair value of our other intangible assets by performing a discounted cash flow analysis, which is based on our assessment of various factors.  Such factors include existing operating margins, the number of existing and potential competitors, product pricing patterns, product market share analysis, product approval and launch dates, the effects of competition, customer attrition rates, consolidation within the industry and generic product lifecycle estimates.  Our other intangible assets with definite lives are tested for impairment when there are significant changes to any of these factors.  Our other intangible assets with indefinite lives are tested for impairment annually, or more frequently if there are significant changes to any of the above factors.  If evidence of impairment exists, we would be required to take an impairment charge with respect to the tested asset.   Such a charge would adversely affect our results of operations and financial condition.

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

Our business could suffer as a result of manufacturing difficulties or delays.

The manufacture of certain of our products and product candidates, particularly our controlled-release products and our oral contraceptive products, are more difficult than the manufacture of immediate-release products. Successful manufacturing of these types of products requires precise manufacturing process controls, API that conforms to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges. Manufacturing complexity, testing requirements, and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

Our manufacturing and other processes utilize sophisticated equipment, which sometimes requires a significant amount of time to obtain and install. Although we endeavor to properly maintain our equipment and spare parts on hand, our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as earthquake, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, as well as construction delays or defects and other events, both within and outside of our control. Our inability to timely manufacture any of our significant products could adversely affect our results of operations, financial condition, and cash flows.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in both the U.S. and other foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in or interpretations of tax laws including pending tax law changes (such as the research and development credit), changes in our manufacturing activities and changes in our future levels of research and development spending. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.

Risks Relating To Investing In the Pharmaceutical Industry

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies, including Watson, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

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

Our manufacturing facility in Corona, California (which manufactured products representing approximately 14% of our total product net revenues for 2006) is currently subject to a consent decree of permanent injunction. Similarly, our manufacturing facility in Davie, Florida, is currently under OAI status by the FDA. While on OAI status, we are not eligible to obtain approvals for products manufactured at our Davie, Florida facility. We cannot assure you that the FDA will determine that we have adequately corrected deficiencies at our respective manufacturing sites (including the ones referenced above), that subsequent FDA inspections will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could materially harm our operating results and financial condition. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

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

Our distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA, State Boards of Pharmacy and Health, among others. These include licensing, registration, recordkeeping, security and reporting requirements. In particular, several states and the federal government have begun to enforce drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health, began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, we are required to maintain records documenting the chain of custody of prescription drug products we distribute beginning with our purchase of such products from the manufacturer. We are required to provide documentation of this prior transaction(s) to our customers in Florida, including pharmacies and other health care entities. Several other states have proposed to implement similar drug pedigree requirements. In addition, federal law currently requires that a “non-authorized distributor of record,” when making a wholesale distribution, must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where we are not an “authorized distributor of record” we would need to maintain such records. FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

We are also subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could be adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean-up at a site to which our wastes were transported.

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

We also face strong competition in our distribution operations, where we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which market both brand and generic pharmaceutical products to their customers. These companies are significant customers of our pharmaceutical business. As generic products generally have higher gross margins, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we do not offer both brand and generic products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but may do so in the future. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers in our brand and generic pharmaceutical operations are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors and large chain drug stores control a significant share of the market. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including Watson.

For the year ended December 31, 2006, our four largest customers accounted for 17%, 13%, 9% and 8% respectively, of our net revenues. The loss of any of these customers could materially adversely affect our business, results of operations, financial condition and our cash flows. In addition, none of our customers are party to any long-term supply agreements with us, and thus are able to change suppliers freely should they wish to do so.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We conduct our operations using a combination of owned and leased properties. We believe that these facilities are suitable for the purposes for which we use them.

Our owned properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage) and administrative functions. The following table provides a summary of locations of our significant owned properties:

Location	Primary Use	Segment
Carmel, New York	Manufacturing	Generic
Changzhou City, Peoples Republic of China	Manufacturing, R&D
Coleraine, Northern Ireland	Manufacturing	Generic
Copiague, New York	Manufacturing, R&D	Generic
Corona, California	Manufacturing, R&D, Administration	Generic/Brand
Davie, Florida	Manufacturing, R&D, Administration	Generic/Brand
Grand Island, New York	Sales and Marketing, Administration	Distribution
Goa, India	Manufacturing	Generic
Gurnee, Illinois	Distribution	Generic/Brand
Humacao, Puerto Rico	Manufacturing	Generic
Mumbai, India	Manufacturing, R&D	Generic
Phoenix, Arizona	Manufacturing	Generic/Brand
Salt Lake City, Utah	Manufacturing, R&D	Generic/Brand

Properties that we lease are primarily located throughout the U.S. and include R&D, manufacturing support, distribution (including warehousing and storage), sales and marketing, and administrative facilities. The following table provides a summary of locations of our significant leased properties:

Location	Primary Use	Segment
Brewster, New York	Distribution	Generic/Brand
Davie, Florida	Manufacturing, Administration	Generic/Brand
Groveport, Ohio	Distribution, Administration	Distribution
Morristown, New Jersey	Sales and Marketing, Administration	Generic/Brand
Mt. Prospect, Illinois	Manufacturing support	Generic/Brand
Mumbai, India	Administration, R&D	Generic
Shanghai, Peoples Republic of China	Sales and Marketing, Administration	Generic
Sunrise, Florida	Distribution, Administration	Generic
Weston, Florida	Distribution, R&D, Administration	Generic
Weston, Florida	Distribution, Sales and Marketing, Administration	Distribution

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2007. However, we continue to evaluate the purchase or lease of additional properties, as our business requires.

ITEM 3.                LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “Note 14—Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Executive Officers of the Registrant

Below are our executive officers as of March 1, 2007.

Name	Age	Principal Position with Registrant
Allen Chao, Ph.D.	61	Chairman, President and Chief Executive Officer
Edward F. Heimers	60	Executive Vice President, President of Brand Division
Thomas R. Russillo	63	Executive Vice President, President of Generic Division
Albert Paonessa, III	47	Executive Vice President, Chief Operating Officer, Anda, Inc.
David A. Buchen	42	Senior Vice President, General Counsel, and Secretary
Charles D. Ebert, Ph.D.	53	Senior Vice President, Research and Development
Thomas R. Giordano	56	Senior Vice President, Chief Information Officer
David C. Hsia, Ph.D.	62	Senior Vice President, Scientific Affairs
Susan Skara	56	Senior Vice President, Human Resources
Gordon Munro, Ph.D.	60	Senior Vice President, Quality Assurance

Allen Chao, Ph.D.

Allen Chao, Ph.D., age 61, a co-founder of Watson, has been our Chief Executive Officer since 1985 and Chairman since May 1996. Dr. Chao has served as our President since November 2004, and from

February 1998 to October 2002. Dr. Chao serves on the Board of Directors of Somerset, a research and development pharmaceutical company, which is fifty percent owned by Watson. He also serves on the Board of Directors of Accuray, Inc., a developer of medical devices for the treatment of cancers. Dr. Chao received a Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1973.

Edward F. Heimers

Edward F. Heimers, age 60, has served as Executive Vice President and President of the Brand Division since May 2005. Prior to joining Watson, Mr. Heimers was Senior Vice President, Marketing for Innovex, a contract sales organization and a division of Quintiles Transnational Corp. from 2000 to 2005. Prior to joining Innovex, he was Senior Vice President, Sales for Novartis from 1996 to 1999. From 1987 to 1996, Mr. Heimers held various positions, including Senior Vice President, Specialty Products and Senior Vice President, Primary Care Marketing and Sales at Sandoz Pharmaceutical Corporation and from 1978 to 1987 held a number of marketing positions at Schering-Plough. Mr. Heimers received his undergraduate degree in Biology from New York University and a Juris Doctor from Syracuse University.

Thomas R. Russillo

Thomas R. Russillo, age 63, was appointed Executive Vice President and President of the Generics Division on September 5, 2006. Prior to joining Watson, Mr. Russillo served as a consultant to the Company from February to November, 2006, in connection with the Company’s integration planning related to the acquisition of Andrx Corporation. From January 2005 until September 1, 2006 Mr. Russillo served as a consultant to various clients in the pharmaceutical industry. From 1990 through 2004, Mr. Russillo served as President, Ben Venue Laboratories, a division of Boehringer Ingelheim. Prior to Ben Venue, he held a number of senior positions with Baxter International, most recently as Managing Director, International Medical Technology. Additionally, he is a past chairman of the National Association of Pharmaceutical Manufacturers and board member for the Generic Pharmaceutical Association. Mr. Russillo received his undergraduate degree in biology from Fordham University in 1965.

David A. Buchen

David A. Buchen, age 42, has served as Senior Vice President, General Counsel and Secretary since November 2002. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Mr. Buchen serves on the Board of Directors of Somerset. Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Charles D. Ebert, Ph.D.

Charles D. Ebert, Ph.D., age 53, has served as our Senior Vice President, Research and Development since May 2000. He served as our Senior Vice President, Proprietary Research and Development from June 1999 to May 2000. Before joining Watson, Dr. Ebert served TheraTech, Inc. as its Vice President, Research and Development from 1987 to 1992 and as its Senior Vice President, Research and Development since 1992. Dr. Ebert serves on the Board of Directors of Somerset. Dr. Ebert received a B.S. in Biology from the University of Utah in 1977 and a Ph.D. in Pharmaceutics from the University of Utah in 1981.

Thomas R. Giordano

Thomas R. Giordano, age 56, was appointed Senior Vice President, Chief Information Officer of Watson on December 11, 2006. Mr. Giordano joined Watson following the Company’s acquisition of Andrx, where he served as Senior Vice President, Chief Information Officer and Chief Project Management Officer since 2002. Prior to joining Andrx, he was Senior Vice President and Global Chief Information Officer for Burger King Corporation, a subsidiary of Diageo Plc from 1998 to 2001. He has also held the position of Senior Vice President and Chief Information Officer for Racal Data Group and AVEX Electronics. Mr. Giordano received his undergraduate degree in economics from St. Peters College in New Jersey in 1979, participated in graduate studies at New York University, New York and completed the Information Systems Executive Management Program at Harvard Business School.

David C. Hsia, Ph.D.

David C. Hsia, Ph.D., age 62, has served as our Senior Vice President, Scientific Affairs since May 1995 and has been a Vice President of Watson since 1985. Dr. Hsia is also co-founder of Watson. He has been involved in the development of pharmaceutical formulations for oral contraceptives, sustained-release products and novel dosage forms for over 20 years. Dr. Hsia received a Ph.D. in industrial and physical pharmacy from Purdue University in 1975.

Albert Paonessa III

Albert Paonessa, age 47, joined Watson as our Executive Vice President, Chief Operating Officer of Anda, Inc., our Distribution company following our acquisition of Andrx. Mr. Paonessa was appointed Anda, Inc. Executive Vice President and Chief Operating Officer in August 2005 and had been with Anda since Andrx acquired Valmed Pharmaceuticals, Inc. in March 2000. From March 2000 through January 2002, Mr. Paonessa was Vice President, Operations of Valmed. In January 2002, he became Vice President, Information Systems at Anda and in January 2004 was appointed Senior Vice President, Sales at Anda.

Susan Skara

Susan Skara, age 56, has served as our Senior Vice President, Human Resources since November 2002. Ms. Skara joined Watson in March 1999 as Vice President, Human Resources, a position she held until her promotion to Senior Vice President in November 2002. Prior to joining Watson, Ms. Skara worked for Apria Healthcare and last held the position of Senior Vice President of Human Resources from November 1996 to June 1998. Ms. Skara received a B.A. in French from California State University, Fullerton.

Gordon Munro, Ph.D.

Gordon Munro, Ph.D, age 60, has served as our Senior Vice President, Quality Assurance since June 2004. Prior to joining Watson, Dr. Munro was the Director of Inspection and Enforcement, at the United Kingdom Medicines and Healthcare Products Regulatory Agency from 1997 to 2004, and from 2002 to 2004, he was also Acting Head of Medicines. From 1970 to 1997, he held various positions, including the Director of Quality and Compliance at GlaxoWelcome. Dr. Munro received a B.S. in Pharmacy and a Masters in Analytical Chemistry from the University of Strathclyde, Scotland, and a Ph.D. in Analytical Chemistry from the Council of National Academy Awards.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “WPI.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Year ended December 31, 2006:
First	$35.27	$27.90
Second	$30.48	$22.86
Third	$27.17	$21.35
Fourth	$27.33	$24.31
Year ended December 31, 2005:
First	$32.60	$27.99
Second	$31.99	$28.47
Third	$36.75	$28.20
Fourth	$36.93	$32.04

As of February 22, 2007, there were approximately 3,100 registered holders of our common stock.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

(b) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities

There were no purchases of common stock by the Company during the fourth quarter of 2006.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “Note 11—Stockholders’ Equity” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

(e) Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on Watson Pharmaceuticals’s common stock relative to the cumulative total returns of the S & P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2001 to 12/31/2006.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Watson Pharmaceuticals	100.00	90.06	146.54	104.52	103.57	82.92
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Dow Jones US Pharmaceuticals	100.00	79.62	87.15	79.93	78.61	89.92

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.                SELECTED FINANCIAL DATA

WATSON PHARMACEUTICALS, INC.
FINANCIAL HIGHLIGHTS
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005(1)	2004(1)	2003(1)	2002(1)
Operating Highlights:
Net revenues	$1,979,244	$1,646,203	$1,640,551	$1,457,722	$1,223,198
Gross profit (excluding amortization)	$745,761	$793,789	$819,757	$833,071	$651,316
Operating (loss) income(2)	$(422,096)	$218,512	$265,940	$338,913	$269,364
Net (loss) income(2)	$(445,005)	$138,557	$150,018	$201,728	$173,787
Basic (loss) earnings per share	$(4.37)	$1.32	$1.37	$1.88	$1.63
Diluted (loss) earnings per share(3)	$(4.37)	$1.22	$1.26	$1.74	$1.62
Weighted average shares outstanding:
Basic	101,761	104,949	109,174	107,488	106,675
Diluted(3)	101,761	120,021	124,727	120,727	107,367

	At December 31,
	2006	2005	2004	2003	2002
Balance Sheet Highlights:
Current assets(1)	$1,261,676	$1,353,543	$1,361,136	$1,309,704	$898,270
Working capital(1)	$571,747	$1,107,873	$1,105,507	$971,019	$522,805
Total assets(1)	$3,760,577	$3,077,187	$3,231,956	$3,268,134	$2,648,334
Total debt	$1,231,204	$587,935	$587,653	$722,535	$415,237
Deferred tax liabilities(1)	$203,860	$126,718	$141,691	$144,359	$152,834
Total stockholders’ equity(1)	$1,680,388	$2,100,469	$2,230,690	$2,042,146	$1,784,728

(1)          Prior to the Andrx Acquisition the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as accumulated other comprehensive income within stockholders’ equity, net of any related tax effect. As required by Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), earnings (loss) on equity method investments has been restated for all periods presented to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Accumulated other comprehensive income (loss) has also been restated for all periods presented to reflect these changes. Accordingly, the selected consolidated financial data for all periods prior to the Andrx Acquisition has been prepared as if this investment had been accounted for using the equity method since our initial investment. The restatement increased (decreased) net income from 2005 to 2002 by $324, ($5), ($351) and ($1,246), respectively.

(2)          For discussion on comparability of operating income and net income, please refer to financial line item discussion in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report.

(3)          Diluted earnings per share have been restated for the year ended December 31, 2003 to conform to Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”.

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

As of December 31, 2006, we marketed more than 150 generic pharmaceutical products and more than 20 brand pharmaceutical products. Prescription pharmaceutical products in the U.S. are generally marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty.

The Company has announced several recent cost reduction initiatives that will take place by early 2007 including the closure of our Puerto Rico manufacturing facility and the planned divestiture of our Phoenix, Arizona injectable manufacturing facility. The Company is also establishing a foreign operating infrastructure to supply the U.S. market which includes a recently acquired solid dose manufacturing facility in Goa, India; an increased investment in a Chinese/Taiwanese company specializing in the development and manufacture of active pharmaceutical ingredients (“API”); and the acquisition of Mumbai, India-based Sekhsaria Chemicals, Ltd. (“Sekhsaria”) that provides API and finished dosage formulation expertise to the global pharmaceutical industry.

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx Corporation (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion (the “Andrx Acquisition”). Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products. As a result of the Andrx Acquisition, Watson now has three operating segments: Generic, Brand and Distribution. For additional information on the Andrx Acquisition, refer to NOTE 4—Acquisitions in the accompanying Notes to Condensed Consolidated Financial Statements in this Annual Report and to our Current Report on Form 8-K filed on November 6, 2006 and Current Report on Form 8-K/A filed on January 17, 2007.

Prior to the Andrx Acquisition the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as accumulated other comprehensive income within stockholders’ equity, net of any related tax effect. As required by Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), earnings (loss) on equity method investments has been restated for all periods presented to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for

Investments in Common Stock” (“APB 18”). Accumulated other comprehensive income (loss) has also been restated for all periods presented to reflect these changes.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO 2005

Overview

Prior to the Andrx Acquisition, Watson had two reportable operating segments: Generic and Brand. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products. The Company sells its Brand and Generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. Following the Andrx Acquisition, a third operating segment was added representing the Anda distribution business. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude Watson Generic and Brand products, which are included in their respective segment results.

As of January 1, 2005, the Company began to evaluate segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct research and development expenses and selling and marketing expenses. The Company has not allocated corporate general and administrative expenses, amortization, or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level. Segment financial data for all periods presented reflect this change in evaluating the associated segment results.

Results of Operations

Results of operations, including segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments, consisted of the following:

	Years Ended December 31,
	2006				2005
	Generic	Brand	Distribution	Total	Generic	Brand	Total
Product sales	$1,501,251	$354,070	$92,796	$1,948,117	$1,242,584	$389,545	$1,632,129
Other	15,559	15,402	166	31,127	4,357	9,717	14,074
Net revenues	1,516,810	369,472	92,962	1,979,244	1,246,941	399,262	1,646,203
Cost of sales(1)	1,059,234	92,184	82,065	1,233,483	760,845	91,569	852,414
Gross profit	457,576	277,288	10,897	745,761	486,096	307,693	793,789
Gross margin	30.2%	75.0%	11.7%	37.7%	39.0%	77.1%	48.2%
Research and development	83,551	47,472	—	131,023	80,879	44,384	125,263
Selling and marketing	52,882	112,258	8,409	173,549	48,914	113,428	162,342
Contribution	$321,143	$117,558	$2,488	441,189	$356,303	$149,881	506,184
Contibution margin	21.2%	31.8%	2.7%	22.3%	28.6%	37.5%	30.7%
Corporate general and administrative				131,511			98,657
Amortization				163,710			163,939
In-process research and development				497,800			—
Loss on impairment				70,264			25,076
Operating (loss) income				$(422,096)			$218,512
Operating margin				(21.3)%			13.3%

(1)          Excludes amortization.

Generic Segment

Net Revenues

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

Other revenues include royalties and, beginning in 2006, commission revenue earned as a sales agent of Cephalon, Inc., from the sale of fentanyl citrate troche.

Our Generic segment develops, manufactures, markets, sells and distributes products within two product lines: Generics and Generic Oral Contraceptives (“Generic OC’s”).

Our Generics product line includes oral dosage, transdermal, injectable and transmucosal products used for a variety of indications including pain management, depression, hypertension and smoking cessation.

Net product sales from our Generics segment during the year ended December 31, 2006 increased $258.7 million or 20.8% over the prior year. Sales increased due to the inclusion of Andrx for the two month period ended December 31, 2006 (the “Andrx Results”) and due to sales of certain Authorized Generic products including oxycodone HCl controlled-release tablets, launched during the fourth quarter of 2005, and pravastatin sodium tablets, launched during the second quarter of 2006. Sales from the Andrx

Results and these authorized generic products totaled $336.5 million during the year ended December 31, 2006 and $18.5 million during the year ended December 31, 2005. Excluding the Andrx Results and these authorized generic products, net product sales in our Generic segment declined by $59.4 million or 5%. This decline was mainly due to lower pricing on the Company’s existing products.

The increase in other revenues in the year ended December 31, 2006 within the Generics segment was primarily related to commission revenues earned on sales of fentanyl citrate troche during the second half of 2006.

Generic product sales for 2007 should approximate 2006 levels as the full year effect of the Andrx Acquisition and planned new product launches are expected to offset the loss of sales from normal generic price erosion of our existing products and the a loss of revenues from certain Authorized Generic products that contributed to year over year growth in 2006.

Other revenue should increase in 2007 due to the full year impact of commission revenues from fentanyl citrate troche, the addition of royalties from the licensing of a patent in early 2007 (refer to “Note 15—Subsequent Events” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report), and other licensing activities that are expected to generate revenue during the year.

Gross Profit Margin (Gross Margin)

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

Gross margins for our Generic segment declined to 30.2% for the year ended December 31, 2006 from 39.0% in the year ago period. The decrease in gross margin from our Generic segment was primarily due to sales of oxycodone HCl controlled-release tablets and pravastatin sodium tablets during 2006 and decreased margins from the Andrx Results due partly to purchase accounting charges during the period. Sales from the Andrx Results and these authorized generic products generated $24.9 million of gross profit on $336.5 million of revenues. Margins in our Generic segment were also adversely impacted by plant rationalization costs of $15.9 million in the year ended December 31, 2006 and price declines over the past year on existing products.

We expect our generic gross margins to improve in 2007 as new product launches, increased other revenue, lower plant closure costs, and a reduction in the sales of certain low margin Authorized Generic products should offset the impact of expected price erosion.

Research and Development Expenses

Research and development expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.

Research and development expenses within our Generic segment increased $2.7 million or 3.3% during the year ended December 31, 2006, as compared to the prior year, mainly due to the Andrx Results.

For 2007, we expect generic research and development spending to be approximately 6.7% to 7.3% of total generic revenue.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance, depreciation, distribution costs and travel costs.

Generic segment selling and marketing expenses increased $4.0 million or 8.1% during the year ended December 31, 2006 as compared to the prior year primarily due to higher distribution costs related to higher unit sales.

For 2007, we expect generic sales and marketing spending to increase approximately 10% from 2006 levels due primarily to higher distribution costs associated with the full year impact of sales associated with the Andrx Acquisition.

Brand Segment

Net Revenues

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

The decrease in net product sales from our Brand segment of $35.5 million or 9.1% for the year ended December 31, 2006 compared to the prior year was primarily attributable to a decrease in prescription volumes for our non-promoted products within our Specialty Products product line.  Brand segment product sales were also impacted by a reduction in wholesaler inventories during 2006.

For 2007, we expect Brand product sales to be similar to 2006 levels.

Other revenues in the Brand segment consist of co-promotion revenues, royalties, and revenues (including the amortization of deferred revenue) relating to our obligation to manufacture and supply two brand products to a third party. This contract manufacturing agreement was assumed as part of the acquisition of Andrx.

Other revenue also includes revenues recognized from research, development and licensing agreements (including milestone payments and deferred revenue related to certain contract manufacturing arrangements). Revenues from development agreements are deferred and recognized over the entire contract performance period, starting with the contracts commencement, but not prior to the removal of any contingencies for each individual milestone. We recognize this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

The increase in other revenues in the year ended December 31, 2006 within the Brand segment was primarily attributable to our share of profits on the AndroGel® co-promotion agreement, which commenced in the fourth quarter of 2006, and to deferred revenue recognized from the Andrx Results.

During 2007, we expect other revenue to be higher due to the full year effect of the Androgel co-promotional agreement and Andrx Acquisition.

Gross Profit Margin (Gross Margin)

Gross margins for our Brand segment declined to 75.0% for the year ended December 31, 2006 from 77.1% in the prior year period. The decrease in gross margin from our Brand segment was primarily due to $5.8 million in plant rationalization costs at our Phoenix facility during the year that was allocated to the Brand segment in 2006.

The margin reduction within our Brand segment from plant rationalization costs was partly offset by higher levels of other revenues during the year ended December 31, 2006 as compared to the prior year.

Research and Development Expenses

Research and development expenses within our Brand segment increased $3.1 million or 7.0% during the year ended December 31, 2006, as compared to the prior year. We expect 2007 Brand research and development spending to be consistent with 2006 levels.

Selling and Marketing Expenses

Brand segment selling and marketing expenses decreased during the year ended December 31, 2006 as compared to the prior year due to lower product spending for Oxytrol® during the current year.

For 2007, we expect Brand selling and marketing spending to be slightly lower than 2006 levels.

Distribution Segment

Our Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude Watson Generic and Brand products, which are included in their respective segment results. Distribution segment results have been included in Watson’s operating results since the date of the Andrx Acquisition.

Gross margins within the Distribution segment have been adversely impacted due to acquisition accounting inventory charges of approximately $5.7 million during the period.

Segment Contribution

	Years Ended December 31,		Change
($ in thousands):	2006	2005	Dollars	%
Segment contribution
Generic	$321,143	$356,303	$(35,160)	(9.9)%
Brand	117,558	149,881	(32,323)	(21.6)%
Distribution	2,488	—	2,488	100.0%
	$441,189	$506,184	$(64,995)	(12.8)%
as % of net revenues	22.3%	30.7%

Generic segment contribution decreased for the year ended December 31, 2006, as compared to the same period of the prior year, primarily due to:

•       A reduction in gross profit due to price reductions on certain generic products and plant rationalization costs incurred during the year;

•       An increase in research and development expenses mainly due to the Andrx Results in the period; and

•       An increase in selling and marketing primarily due to higher distribution costs as a result of higher unit sales.

Brand segment contribution decreased during the year ended December 31, 2006, as compared to the same period of the prior year, primarily due to:

•       A decrease in sales of certain Specialty Products due to a decrease in prescription volumes for our non-promoted products and a reduction in wholesaler inventory levels;

•       A decrease in gross margins due to plant rationalization costs related to our Phoenix facility; and

•       An increase in research and development expenses.

The Distribution segment was added as a third reporting segment following the Andrx Acquisition. Results have been included within Watson’s operating results since the date of the Andrx Acquisition

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12—Operating Segments in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
($ in thousands):	2006	2005	Dollars	%
Corporate general and administrative expenses	$131,511	$98,657	$32,854	33.3%
as % of net revenues	6.6%	6.0%

Corporate general and administrative expenses consist mainly of personnel costs, facilities costs, insurance, depreciation, distribution costs, litigation costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses increased in 2006 compared to the prior year due to higher general and administrative costs related to international operations, the Andrx Results, Andrx acquisition costs, higher stock award costs and litigation settlements during the period.

In 2007, general and administrative expenses will increase as a result of the Andrx Acquisition.

Amortization

	Years Ended December 31,		Change
($ in thousands):	2006	2005	Dollars	%
Amortization	$163,710	$163,939	$(229)	(0.1)%
as % of net revenues	8.3%	10.0%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization costs were relatively unchanged for 2006 from 2005 levels. Amortization in 2007 is expected to increase representing additional amortization on intangible assets from the Andrx Acquisition. In 2007, Andrx Acquisition related amortization expense is expected to be approximately $19 million.

In-Process Research and Development

	Years Ended December 31,		Change
($ in thousands):	2006	2005	Dollars	%
In-process research and development	$497,800	$—	$497,800	100.0%
as % of net revenues	25.2%	0.0%

The charge for in-process research and development (“IPR&D”) reflects the estimated fair value of IPR&D projects that, as of the closing date of the Andrx Acquisition, will not have reached technical feasibility and will have no alternative future use. IPR&D projects included in our valuation include over thirty controlled or immediate release products at various stages of research and development. These IPR&D projects have been valued through discounted cash flow analysis utilizing the “income” approach at rates commensurate with their perceived risks, which for these IPR&D projects ranged between

19-20%. A partial list of cash flow considerations utilized for each of the IPR&D projects included an evaluation of a project’s estimated cost to complete, future product prospects and competition, product lifecycles, expected date of market introduction and expected pricing and cost structure.

Loss on Impairment

	Years Ended December 31,		Change
($ in thousands):	2006	2005	Dollars	%
Loss on impairment	$70,264	$25,076	$45,188	180.2%
as % of net revenues	3.6%	1.5%

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

During the second quarter of 2006, the Company recognized a $67.0 million loss on impairment of product rights resulting from a downward revision of long range product sales predominantly relating to Alora® and Actigall® (refer to Note 7—Goodwill, Product Rights and Other Intangibles in the accompanying Notes to Condensed Consolidated Financial Statements in this Annual Report). During the fourth quarter of 2006, the Company recognized a $3.3 million additional impairment charge related primarily to the closing of our manufacturing facility in Puerto Rico (see below).

In the year ended December 31, 2005, we recognized a $25.1 million impairment charge primarily relating to a write-down of our Puerto Rico facility as a result of our decision to close our manufacturing facility in Puerto Rico, transfer product manufacturing to our Carmel, New York and Corona, California sites and discontinue manufacturing operations at our Puerto Rico facility.

Loss on Early Extinguishment of Debt

	Years Ended December 31,		Change
($ in thousands):	2006	2005	Dollars	%
Loss on early extinguishment of debt	$(525)	$—	$(525)	(100.0)%
as % of net revenues	0.0%	0.0%

On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding senior unsecured 7 1/8% notes (“1998 Senior Notes”). The 1998 Senior Notes were redeemed on May 23, 2006 resulting in charges of $0.5 million related to fees, expenses, unamortized discount, and premiums paid.

Interest Income

	Years Ended December 31,		Change
($ in thousands):	2006	2005	Dollars	%
Interest income	$28,418	$19,321	$9,097	47.1%
as % of net revenues	1.4%	1.2%

Interest income increased during the year ended December 31, 2006 as compared to the same period of the prior year due to higher balances of cash and marketable securities and higher rates of return on invested balances in the current period. Interest income is expected to decline in 2007 due to the use of available cash, cash equivalents and marketable securities to finance the Andrx Acquisition.

Interest Expense

	Years Ended December 31,		Change
($ in thousands):	2006	2005	Dollars	%
Interest expense—convertible contingent senior debentures due 2023 (“CODES”)	$12,605	$12,605	$—	0.0%
Interest expense—CIBC senior credit facility	8,121	—	8,121	100.0%
Interest expense—senior unsecured notes issued in May 1998 (“1998 Senior Notes”)	406	1,021	(615)	(60.2)%
Interest and fees on credit facility	850	1,479	(629)	(42.5)%
Change in derivative value	(664)	(756)	92	(12.2)%
Interest expense—other	764	175	589	336.6%
Interest expense	$22,082	$14,524	$7,558	52.0%
as % of net revenues	1.1%	0.9%

Interest expense increased for the year ended December 31, 2006 over the prior year due to interest expense incurred on debt issued to finance the Andrx Acquisition during the period.

Other Income/(Expense)

	Years Ended December 31,		Change
($ in thousands):	2006	2005	Dollars	%
Other income (expense) consists of:
Earnings (loss) on equity method investments, restated	$2,066	$(2,347)	$4,413	(188.0)%
Gain (loss) on sale of securities	3,546	(401)	3,947	(984.3)%
Other expense	(276)	(627)	351	(56.0)%
	$5,336	$(3,375)	$8,711	(258.1)%
as % of net revenues	0.3%	-0.2%

Earnings (Loss) on Equity Method Investments

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.

In the year ended December 31, 2006 the Company completed the Andrx Acquisition. Prior to the Andrx Acquisition the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as a separate component of stockholders’ equity, net of any related tax effect. As required by ARB 51, earnings (loss) on equity method investments has been restated for all periods presented to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with APB 18.

The loss recorded during the year ended December 31, 2005 represents our share of losses incurred by Scinopharm Taiwan Ltd. (“Scinopharm”) and Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Laboratories, Inc. (“Mylan”). Loss on equity method investments in 2005 was reduced by our share of equity earnings in Andrx. Improved results at both Scinopharm and Somerset contributed primarily to the change from a net loss to net earnings on equity method investments for the year ended December 31, 2006.

Gain (Loss) on Sale of Securities

The 2006 gain on sale of securities resulted primarily from the sale of our investment in Adheris, Inc. We received cash proceeds of $4.7 million from our sale of our entire investment in Adheris, Inc. and may receive additional proceeds upon the achievement of certain earn-out milestones. The 2005 $0.4 million loss on sale of securities resulted from the sale of our remaining investment in Genelabs Technologies, Inc. (“Genelabs”) for proceeds of $1.4 million.

Provision for Income Taxes

	Years Ended December 31,		Change
($ in thousands):	2006	2005	Dollars	%
Provision for income taxes, restated	$34,056	$81,377	$(47,321)	(58.2)%
as a % of net revenues	1.7%	4.9%
Effective tax rate	-8.3%	37.0%

The provision for income taxes decreased for the year ended December 31, 2006 over the prior year due to reduced levels of income before income taxes. In 2006, the loss before income taxes included an IPR&D charge of $497.8 million for which no tax benefit has been provided. We have provided a tax provision at 39.2% on the remaining income. The rate for 2006 of 39.2% is higher compared to the rate in 2005 due in part to the effect of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) during the current year. Beginning January 1, 2006, in conjunction with the adoption of SFAS 123R, incentive stock option deductions are considered a permanent difference which has the impact of increasing our effective tax rate in the year. The tax rate was also increased because there was a lower ratio of pretax income to permanent differences.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO 2004

Overview

During 2004 and 2005, Watson had two reportable operating segments: Generic and Brand.

Prior to July 1, 2004, the Brand products segment included the Company’s lines of Women’s Health, General Products and Nephrology products. Following a formal realignment of our business strategy announced in June 2004, the Company refocused operational resources on three core business areas: Specialty Products, Nephrology and Generic products. The Brand business segment includes products serving the specialty markets in urology and nephrology. The realignment combines the bulk of the Company’s oral contraceptive products (formerly in the Women’s Health division) with certain other generic products (formerly in the General Products division) in an expanded Generic business segment. Following the realignment, products formerly included in Women’s Health and General Products that have not been included within the expanded Generic business segment are included within the Specialty Products group as part of the Brand segment. All segment results have been presented to reflect this realignment. As of January 1, 2005, the Company began to evaluate segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct research and development expenses and selling and marketing expenses. The Company has not allocated corporate general and administrative expenses, amortization, or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level. Segment financial data for all periods presented reflect this change in evaluating the associated segment results.

Results of Operations

Results of operations, including segment net revenues, segment gross profit and segment contribution information for the Company’s Generic and Brand segments, as revised, consisted of the following:

	Years Ended December 31,
	2005			2004
	Generic	Brand	Total	Generic	Brand	Total
Product sales	$1,242,584	$389,545	$1,632,129	$1,239,420	$363,795	$1,603,215
Other	4,357	9,717	14,074	18,591	18,745	37,336
Net revenues	1,246,941	399,262	1,646,203	1,258,011	382,540	1,640,551
Cost of sales(1)	760,845	91,569	852,414	743,822	76,972	820,794
Gross profit	486,096	307,693	793,789	514,189	305,568	819,757
Gross margin	39.0%	77.1%	48.2%	40.9%	79.9%	50.0%
Research and development	80,879	44,384	125,263	69,269	64,952	134,221
Selling and marketing	48,914	113,428	162,342	43,199	150,011	193,210
Contribution	$356,303	$149,881	506,184	$401,721	$90,605	492,326
Contibution margin	28.6%	37.5%	30.7%	31.9%	23.7%	30.0%
General and administrative			98,657			107,999
Amortization			163,939			72,287
Loss on impairment			25,076			46,100
Operating income			$218,512			$265,940
Operating margin			13.3%			16.2%

(1)          Excludes amortization.

Generic Segment

Net Revenues

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

The decrease in other revenues in the year ended December 31, 2005 within the Generics segment was primarily related to the absence of royalty payments from Aventis Pharmaceuticals (“Aventis”–formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi-Aventis) in connection with Barr Laboratories, Inc.’s sales of ciprofloxacin tablets. Several companies launched competitive products into the ciprofloxacin market during the second half of 2004.

Gross Profit Margin (Gross Margin)

The decrease in gross margin from our Generic segment for the year ended December 31, 2005 was primarily due to price reductions on certain generic products (particularly nicotine gum).

The $14.2 million decrease in other revenues during the year ended December 31, 2005 was also a factor in the reduction of our overall consolidated gross margin as compared to the prior year.

Research and Development Expenses

Research and development expenses within our Generic segment increased $11.6 million or 16.8% during the year ended December 31, 2005, as compared to the prior year, due to an increase in the number of generic products being developed.

Selling and Marketing Expenses

Generic segment selling and marketing expenses increased during the year ended December 31, 2005 as compared to the prior year due mainly to costs related to our enterprise resource planning system implementation.

Brand Segment

Net Revenues

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

Gross Profit Margin (Gross Margin)

Gross margin from our Brand segment decreased due to reduced production levels at certain manufacturing facilities resulting in higher unit overhead costs during 2005 as compared to the prior year.

Research and Development Expenses

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

Selling and Marketing Expenses

Brand segment selling and marketing expenses decreased during the year ended December 31, 2005 as compared to the prior year due mainly to cost savings from the termination of a contract sales force agreement and a $6.3 million restructuring charge taken during the third quarter of 2004.

Segment Contribution

	Years Ended December 31,		Change
($ in thousands):	2005	2004	Dollars	%
Segment contribution
Generic	$356,303	$401,721	$(45,418)	(11.3)%
Brand	149,881	90,605	59,276	65.4%
	$506,184	$492,326	$13,858	2.8%
as % of net revenues	30.7%	30.0%

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

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12—Operating Segments in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
($ in thousands):	2005	2004	Dollars	%
Corporate general and administrative expenses	$98,657	$107,999	$(9,342)	(8.7)%
as % of net revenues	6.0%	6.6%

Corporate general and administrative expenses decreased in 2005 compared to the prior year due to higher severance and legal services costs in 2004. Corporate general and administrative expenses were also higher in the prior year period due to costs related to our enterprise resource planning system implementation.

Amortization

	Years Ended December 31,		Change
($ in thousands):	2005	2004	Dollars	%
Amortization	$163,939	$72,287	$91,652	126.8%
as % of net revenues	10.0%	4.4%

The increase in amortization during the year ended December 31, 2005 as compared to the same period of the prior year is primarily due to the acceleration of amortization associated with our Ferrlecit® product rights.

Loss on Impairment

	Years Ended December 31,		Change
($ in thousands):	2005	2004	Dollars	%
Loss on impairment	$25,076	$46,100	$(21,024)	(45.6)%
as % of net revenues	1.5%	2.8%

In the year ended December 31, 2005, we recognized a $25.1 million impairment charge primarily relating to a write-down of our Puerto Rico facility as a result of our decision to close our manufacturing facility in Puerto Rico, transfer product manufacturing to our Carmel, New York and Corona, California sites and discontinue manufacturing operations at our Puerto Rico facility.

In the year ended December 31, 2004, we recognized a $46.1 million impairment charge relating to our Tri-Norinyl® product rights as a result of the announcement of an Abbreviated New Drug Application (“ANDA”) approval and introduction of a generic version of the Tri-Norinyl® oral contraceptive tablets by a competitor in the market.

Loss on Early Extinguishment of Debt

	Years Ended December 31,		Change
($ in thousands):	2005	2004	Dollars	%
Loss on early extinguishment of debt	$—	$17,752	$(17,752)	(100.0)%
as % of net revenues	0.0%	1.1%

During the first half of 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million, or a 12% premium over each note’s face value. As a result of the repurchase, we incurred charges of $14.0 million and $3.7 million related to fees, expenses, unamortized discount, and the premiums paid in the first and second quarters of 2004, respectively (as described in NOTE 8—Long-Term Debt in the accompanying Notes to Consolidated Financial Statements).

Interest Income

	Years Ended December 31,		Change
($ in thousands):	2005	2004	Dollars	%
Interest income	$19,321	$6,616	$12,705	192.0%
as % of net revenues	1.2%	0.4%

Interest income increased during the year ended December 31, 2005 as compared to the same period of the prior year due to higher average balances of cash and marketable securities during the year and higher rates of return on invested balances during 2005.

Interest Expense

	Years Ended December 31,		Change
($ in thousands):	2005	2004	Dollars	%
Interest expense—convertible contingent senior debentures due 2023 (“CODES”)	$12,605	$13,777	$(1,172)	(8.5)%
Interest expense—senior unsecured notes issued in May 1998 (“1998 Senior Notes”)	1,021	3,106	(2,085)	(67.1)%
Interest and fees on credit facility	1,479	1,702	(223)	(13.1)%
Change in derivative value	(756)	(3,423)	2,667	(77.9)%
Interest expense—other	175	72	103	143.1%
Total interest expense before capitalized interest	14,524	15,234	(710)	(4.7)%
Capitalized interest	—	(1,904)	1,904	100.0%
Interest expense	$14,524	$13,330	$1,194	9.0%
as % of net revenues	0.9%	0.8%

Interest expense increased for the year ended December 31, 2005 over the prior year due to a smaller decrease in the fair value of the derivative (as described in NOTE 8—Long-Term Debt in the accompanying Notes to Consolidated Financial Statements in this Annual Report) and a reduction in the amount of capitalized interest for the year ended December 31, 2005.

Other Expense

	Years Ended December 31,		Change
($ in thousands):	2005	2004	Dollars	%
Other expense consists of:
Loss on equity method investments, restated	$(2,347)	$(5,937)	$3,590	(60.5)%
Loss on impairment of investments and other assets	—	(7,858)	7,858	(100.0)%
(Loss) gain on sale of securities, restated	(401)	5,088	(5,489)	(107.9)%
Gain on sale of property and equipment	—	1,458	(1,458)	(100.0)%
Other (expense) income	(627)	1,338	(1,965)	(146.9)%
	$(3,375)	$(5,911)	$2,536	(42.9)%
as % of net revenues	-0.2%	-0.4%

Loss on Equity Method Investments

The loss recorded during the years ended December 31, 2005 and 2004 represents our share of losses incurred by Scinopharm and Somerset, our joint venture with Mylan. Loss on equity method investments was higher in 2004 due to higher expenses at Somerset associated with ongoing trials, operational costs and the remaining U.S. Food and Drug Administration (“FDA”) requirements relating to Emsam®, a selegiline patch for the treatment of depression.

Our loss on equity method investments were restated, in 2005 and 2004, respectively, for our share of equity earnings in Andrx in accordance with ARB 51.

Loss on Impairment of Investments and Other Assets

During 2004, we recorded investment impairment related charges of $9.8 million related to the write-down of our investments in various securities, net of a $5.4 million gain from the sale of Halsey Drug

Co., Inc. (“Halsey”) note receivable and a $3.4 million impairment charge from the write-down of the Marsam manufacturing facility.

(Loss) Gain on Sale of Securities

The 2005 $0.4 million loss on sale of securities resulted from the sale of our remaining investment in Genelabs Technologies, Inc. (“Genelabs”) for proceeds of $1.4 million. The 2004 gain on sale of securities resulted from the sale of a portion of our investment in the common stock of Andrx. For the year ended December 31, 2004, we sold a total of 240,000 shares of Andrx common stock for proceeds of $6.3 million. In accordance with the restatement of equity earnings in accordance with ARB 51, the gain on sale of securities for 2004 was restated to reflect a higher cost basis representing our share of net earnings of Andrx for the periods we held Andrx common stock.

Provision for Income Taxes

	Years Ended December 31,		Change
($ in thousands):	2005	2004	Dollars	%
Provision for income taxes, restated	$81,377	$85,545	$(4,168)	(4.9)%
as a % of net revenues	4.9%	5.2%
Effective tax rate	37.0%	36.3%

The provision for income taxes decreased for the year ended December 31, 2005 over the prior year due to reduced levels of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2006 and 2005 is summarized as follows:

			Increase
($ in thousands):	2006	2005	(Decrease)
Current Assets:
Cash and cash equivalents	$154,171	$467,451	$(313,280)
Marketable securities	6,649	152,467	(145,818)
Accounts receivable, net of allowances	384,692	333,832	50,860
Inventories	517,236	278,062	239,174
Other	198,928	121,731	77,197
Total current assets	1,261,676	1,353,543	(91,867)
Current liabilities:
Accounts payable and accrued expenses	516,875	211,160	305,715
Current portion of long-term debt	107,059	—	107,059
Other	65,995	34,510	31,485
Total current liabilities	689,929	245,670	444,259
Working Capital	$571,747	$1,107,873	$(536,126)
Current Ratio	1.83	5.51

In 2006, our working capital decreased by $536.1 million from $1,107.9 million in 2005 to $571.7 million in 2006 primarily related to our cash payment for the Andrx Acquisition. During 2006, existing cash balances, liquidations of marketable securities and borrowings under a new credit facility (see discussion below in Debt and Borrowing Capacity) were utilized to fund the Andrx Acquisition resulting in a significant reduction in available working capital balances.

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

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Years Ended December 31,
($ in thousands):	2006	2005	2004
Net cash provided by operating activities	$471,365	$325,503	$308,269

Watson’s primary source of liquidity is cash from operations. Cash flows from operations represents net income (loss) adjusted for certain operations related non-cash items and changes in assets and liabilities. For 2006, cash provided by operating activities was $471.4 million, compared to $325.5 million in 2005 and $308.3 million in 2004. The Company has generated cash flows from operating activities in amounts greater than net income since 2001, in part by increased amortization of our acquired product rights. Net cash provided by operations was higher in 2006 compared to 2005 primarily due to increased collections on accounts receivable during the year and increases in accounts payable balances during the year due to royalties payable on higher sales of authorized generics and due to restructuring charges. Net cash provided by operations was higher in 2005 compared to 2004 primarily due to decreases in cash paid for income taxes and increases in cash due to the timing of accounts payable payments.

Management expects that available cash balances and 2007 cash flows from operating activities, supplemented if necessary with borrowings available under a new credit facility (see discussion below in Debt and Borrowing Capacity), will provide sufficient resources to fund our operating liquidity needs, expected 2007 capital expenditures and meet our debt servicing and other cash needs over the next year. In addition, we may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt or for general corporate purposes. If a material acquisition or investment is completed, our operating results and financial condition could change materially in future periods. However, no assurance can be given that additional funds will be available on satisfactory terms, or at all, to fund such activities.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
($ in thousands):	2006	2005	2004
Net cash (used in) provided by investing activities	$(1,419,419)	$116,355	$(206,929)

Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. We used $1,419.4 million in net cash for investing activities during 2006 compared to $116.4 provided by investing activities during 2005 and $206.9 million used in investing activities during 2004. The change between 2005 and 2006 levels of investing cash flows related to our use of cash, net of cash acquired, of $1,558.3 million for the acquisition of businesses, the most significant being the Andrx Acquisition. Our capital expenditure levels in 2006 totaled $44.4 million compared to $78.8 million in 2005. Investing cash flows in 2004 included approximately $138.8 million of cash used to purchase marketable securities and investments, net of proceeds received from investment and marketable security sales, and $69.2 million of cash used for capital expenditures.

We expect to spend approximately $150 million for property and equipment additions in 2007.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
($ in thousands):	2006	2005	2004
Net cash provided by (used in) financing activities	$634,774	$(273,060)	$(120,730)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock awards. For 2006, net cash provided by financing activities was $634.8 million compared to $273.1 million used in financing activities during 2005 and $120.7 used during 2004. During 2006, we borrowed $650 million from CIBC to partly finance the Andrx Acquisition. During 2005, we repurchased approximately 9.4 million shares of our common stock at an aggregate cost of approximately $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board of Directors on February 10, 2005. During 2004, we repurchased $135.9 million of our 1998 Senior Notes for total consideration of $152.5 million and incurred charges of $17.8 million related to fees, expenses, unamortized discount, and premiums paid.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

			Increase
($ in thousands):	2006	2005	(Decrease)
Current portion of long-term debt	$107,059	$—	$107,059
Long-term debt	1,124,145	587,935	536,210
Total debt outstanding	$1,231,204	$587,935	$643,269
Debt to capital ratio	42.3%	21.9%

In March 2003, we issued $575 million of CODES due in 2023. As of December 31, 2006, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

In May 1998, we issued $150 million of our 1998 Senior Notes. On March 31, 2006 the Company initiated a redemption notice to the holders of all of its outstanding 1998 Senior Notes. As a result, the remaining 1998 Senior Notes were redeemed on May 23, 2006.

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “2003 Credit Facility”) for working capital and other general corporate purposes. On September 8, 2005, we entered into a Second Amendment to the 2003 Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended. On March 6, 2006, we entered into a Third Amendment to the 2003 Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock. Watson’s assets generally are held by, and its operations generally are conducted through its subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries. Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. In order to provide subsidiary guarantees in connection with the 2003 Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders. The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries. On November 3, 2006, in connection with entering into a new credit facility (see discussion below), we terminated our 2003 Credit Facility.

In November 2006, we entered into a Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks (“Senior Credit Facility”). The Senior Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500 million revolving credit facility (“Revolving Facility”) and a $650 million senior term loan facility (“Term Facility”). The Senior Credit Facility was entered into in connection with the Andrx Acquisition.

The Senior Credit Facility has a five year term and will bear interest equal to LIBOR plus 0.75% (subject to certain adjustments) The indebtedness under the Senior Credit Facility is guaranteed by Watson’s material domestic subsidiaries. The remainder under the Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. The terms of the Senior Credit Facility require that the entire amount under the Term Facility be drawn on the closing date of the Andrx Acquisition. Quarterly principal payments of $25 million will be required on the Term Facility, under the terms of the Senior Credit Facility, beginning March 31, 2007 (with certain exceptions) with the remainder due on maturity. Indebtedness under the Senior Credit Facility may be pre-payable, and commitments reduced at the election of Watson without premium (subject to certain conditions). As of December 31, 2006, the Company had not drawn any funds from the Revolving Facility and $650 million was outstanding on the Term Facility.

Under the terms of the Senior Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of December 31, 2006, were in compliance with financial and operation covenants under the terms of the Credit Facility. The agreement currently contains the following financial covenants:

•       maintenance of a minimum net worth of at least $1.32 billion;

•       maintenance of a maximum leverage ratio not greater than 3.25 to 1.0; and

•       maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At December 31, 2006, our net worth was $1.68 billion, and our leverage ratio was 2.72 to 1.0. Our interest coverage ratio for the year ended December 31, 2006 was 7.7 to 1.0.

Under the Senior Credit Facility, interest coverage ratio, with respect to any financial covenant period, is defined as the ratio of EBITDA for such period to interest expense for such period. The leverage ratio, for any financial covenant period, is defined as the ratio of the outstanding principal amount of funded debt for the borrower and its subsidiaries at the end of such period, to EBITDA for such period. EBITDA under the Credit Facility, for any covenant period, is defined as net income plus (1) depreciation and amortization, (2) interest expense, (3) provision for income taxes, (4) extraordinary or unusual losses, (5) non-cash portion of nonrecurring losses and charges, (6) other non-operating, non-cash losses, (7) minority interest expense in respect of equity holdings in affiliates, (8) non-cash expenses relating to stock-based compensation expense and (9) any one-time charges related to the Andrx Acquisition; minus (1) extraordinary gains, (2) interest income and (3) other non-operating, non-cash income.

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2006. Some of the amounts included herein are based on management’s estimates and assumption about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest)
(in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and other debt	$1,531,307	$154,606	$309,767	$389,632	$677,302
Liabilities incurred for acquisitions of products and businesses	1,465	1,197	—	—	268
Operating lease obligations	151,273	19,521	44,105	9,569	78,078
Total contractual cash obligations	$1,684,045	$175,324	$353,872	$399,201	$755,648

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

•       Revenue and Provision for Sales Returns and Allowances

•       Revenue Recognition

•       Inventory Valuation

•       Investments

•       Product Rights and other Definite-Lived Intangible Assets

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

Chargebacks—The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% - 90% of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates—Rebates include volume related incentives to direct and indirect customers and Medicaid rebates based on claims from Medicaid benefit providers.

Volume rebates are generally offered to customers as an incentive to continue to carry our products and to encourage greater product sales. These rebate programs include contracted rebates based on customer’s purchases made during an applicable monthly, quarterly or annual period. The provision for rebates is estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing our provision for rebates. The Company continually monitors its customer rebate programs to ensure that the liability for accrued rebates is fairly stated.

The provision for Medicaid rebates is based upon historical experience of claims submitted by the various states. The Company monitors Medicaid legislative changes to determine what impact such legislation may have on our provision for Medicaid rebates. Our accrual of Medicaid rebates is based on historical payment rates and is reviewed on a quarterly basis against actual claim data to ensure the liability is fairly stated.

Returns and Other Allowances—Our provision for returns and other allowances include returns, pricing adjustments, promotional allowances and billback adjustments.

Consistent with industry practice, the Company maintains a return policy that allows our customers to return product for credit. Our estimate of the provision for returns is based upon our most recent historical experience of actual customer returns. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in our distribution channel as well as significant market changes which may impact future expected returns, and make adjustments to our current period provision for returns when it appears product returns may differ from our original estimates.

Pricing adjustments, which include shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to our direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed upon price reduction. The provision for shelf stock adjustments is based upon specific terms with our direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. The company regularly monitors all price changes to help evaluate our reserve balances. As pricing adjustments and shelf stock adjustments are negotiated and settled on a customer by customer basis, the adequacy of these reserves are readily determinable.

Promotional allowances are credits, which are issued in connection with a product launch or as an incentive for customers to begin carrying our product. The company establishes a reserve for promotional allowances based upon these contractual terms.

Billback adjustments are credits that are issued to certain customers who purchase directly from the Company as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price. The provision for billbacks is estimated based upon historical purchasing patterns of qualified customers who purchase product directly from the Company and supplement their purchases indirectly through the Company’s wholesale customers.

Cash Discounts—Cash discounts are provided to customers that pay within a specific period. The provision for cash discounts are estimated based upon invoice billings, utilizing historical customer payment experience. Our customer’s payment experience is fairly consistent and most customer payments qualify for the cash discount. Accordingly, our reserve for cash discounts is readily determinable.

The estimation process used to determine our SRA provision has been applied on a consistent basis and there have been no significant changes in underlying estimates that have resulted in a material adjustment to our SRA reserves. The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows. For additional information on our reserves for SRA refer to Note 2—Summary of Significant Accounting Policies.

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

Inventory Valuation

Inventories consist of finished goods held for distribution, raw materials and work in process. Included in inventory are generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process, or finished goods not meeting product specifications, product obsolescence, and lower of cost (first-in, first-out method) or market (net realizable value) write downs. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

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

Product Rights and Other Definite-Lived Intangible Assets

Our product rights and other definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives ranging from five to twenty years. We determine amortization periods for product rights and other definite-lived intangible assets based on our assessment of various factors impacting estimated useful lives and cash flows. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangibles useful life and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decline.

Product rights and other definite-lived intangible assets are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows and the carrying value is considered not recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in net income in the period that the impairment occurs. We perform our projections of discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other definite-lived intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other definite-lived intangible assets which could trigger impairment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as well as SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The intrinsic value method as permitted under APB 25 together with the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for attributing compensation cost to reporting periods and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. SFAS 123R also requires any previously recorded unearned or deferred compensation accounts (i.e. contra-equity accounts) within stockholders’ equity be recorded as a reduction to additional paid-in capital balances rather than shown as contra equity accounts as was permitted prior to January 1, 2006. SFAS 95 is amended to require excess tax benefits be reported as a financing cash flow rather than as a reduction in taxes paid within the Consolidated Statement of Cash Flows. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method option.

In March 2005, the SEC issued SEC Staff Bulletin No. 107 (“SAB 107”) which describes the SEC staff position as well as supplemental implementation guidance on the application and adoption of SFAS 123R.

The Company has applied the provisions of SAB 107 and its guidance in our adoption of SFAS 123R on January 1, 2006 (Refer to NOTE 3—Share-Based Compensation).

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, derecognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company will be required to adopted  FIN 48 as of January 1, 2007. If there are changes in the net assets of the Company as a result of the application of FIN 48, the cumulative effects, if any, will be recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

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

Investment Risk

As of December 31, 2006, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $49.0 million. Of this amount, we had equity-method investments of $47.2 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $1.6 million (all included in investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at December 31, 2006, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.4 million, $0.6 million and $0.8 million, respectively.

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES and Senior Credit Facility approximated their carrying values on December 31, 2006. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

On November 3, 2006, the Company completed the Andrx Acquisition.  Due to the close proximity of the completion date of the acquisition to the date of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management excluded the Andrx business from its assessment of internal control over financial reporting.  Andrx, a wholly owned subsidiary of the Company, represents 38% of the total assets and 7% of net revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting were effective as of December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2006, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2007 Annual Meeting of Stockholders to be held on May 4, 2007 (our “2007 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee segment of our 2007 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of Watson required under this Item is provided in Part 1 under Item 4 of this report.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2007 Proxy Statement and is incorporated herein by reference.

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

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2006, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.         EXECUTIVE COMPENSATION

The information concerning executive compensation for Watson required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2007 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as part of this Annual Report on Form 10-K:

1.                Consolidated Financial Statements and Supplementary Data

2.                Financial Statement Schedule

Page
Schedule II—Valuation and Qualifying Accounts	F-48

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger by and among Watson Pharmaceuticals, Inc., Water Delaware, Inc. and Andrx Corporation dated March 12, 2006, is incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 13, 2006.

2.2

Letter Amendment to Agreement and Plan of Merger by and among Watson Pharmaceuticals, Inc., Water Delaware, Inc. and Andrx Corporation dated July 7, 2006, is incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on July 10, 2006.

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
*10.2	Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 10.1 to the Company's June 30, 2005 Form 10-Q.
* 10.3

Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement in substantially the form filed and incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K with certain of its executive officers, who include Allen Chao, Ph.D., Edward F. Heimers, David A. Buchen, David C. Hsia, Ph.D., Susan Skara, Gordon Munro and R. Todd Joyce. A copy of each of these individual’s Key Employee Agreements will be provided to the Staff upon request.

* 10.4	Key Employment Agreement entered into as of August 15, 2002 by and between Charles Ebert and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2002 Form 10-Q.
* 10.5

Key Employment Agreement entered into as of September 5, 2006 by and between Thomas R. Russillo and the Company is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2006.

* 10.6	Key Employment Agreement entered into as of December 11, 2006 by and between Thomas Giordano and the Company.

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
+10.9

Distribution Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated June 24, 1993, as amended June 28, 1994, is incorporated by reference to Exhibit 10.12 to the Company’s 2000 Form 10-K.

+10.10

Manufacturing & Supply Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmbH dated December 1, 1998, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.13 to the Company’s 2000 Form 10-K.

+10.11

Trademark Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated August 26, 1993, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.14 to the Company’s 2000 Form 10-K.

10.12

Credit Agreement dated as of May 30, 2003 among the Company, Wachovia Bank N.A., Bank of America, N.A., CIBC World Markets Corp., Lehman Commercial Paper, Inc. and Morgan Stanley Bank, is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2003.

Amendment dated February 10, 2005, is incorporated by reference to Exhibit 10.1 to the Company’s February 10, 2005 Form 8-K.
Second Amendment dated September 8, 2005, is incorporated by reference to Exhibit 10.1 to the Company’s September 8, 2005 Form 8-K.
Third Amendment dated March 6, 2006, is incorporated by reference to Exhibit 10.1 to the Company’s March 7, 2006 Form 8-K.
10.13

Resale Registration Rights Agreement dated as of March 7, 2003 among the Company and Lehman Brothers Inc., Morgan Stanley & Co., Incorporated, CIBC World Markets Corp., Wachovia Securities, Inc., Banc of America Securities LLC, Comerica Securities, Inc. and Wells Fargo Securities, LLC., is incorporated by reference to Exhibit 10.16 to the Company’s March 31, 2003 Form 10-Q.

10.14

Credit Agreement by and among Watson Pharmaceuticals, Inc., Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC, Wells Fargo Bank, National Association, Union Bank of California, N.A. and Sumitomo Mitsui Banking Corporation dated November 3, 2006 is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 6, 2006.

* 10.15	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for an Employee or a Consultant is incorporated by reference to Exhibit 10.15 to the Company’s 2004 Form 10-K.
* 10.16	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for a Director is incorporated by reference to Exhibit 10.16 to Exhibit 10.16 to the Company’s 2004 Form 10-K.
* 10.17

Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Restricted Stock Award is incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2005 Form 10-Q.

* 10.18

Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Option Grant is incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2005 Form 10-Q.

* 10.19

Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Restricted Stock Award is incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2005 Form 10-Q.

* 10.20

Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Stock Option Award is incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2005 Form 10-Q.

* 10.21

Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Stock Option Award is incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2005 Form 10-Q.

* 10.22	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Award.
+10.23

Distribution Agreement between Amphastar Pharmaceuticals, Inc. and Andrx Pharmaceuticals, Inc. dated as of May 2, 2005, is incorporated by reference to Exhibit 10.102 of Andrx Corporation’s 2006 Form 10-K.

+10.24

Agreement to License and Purchase by and among Andrx Labs, LLC, Andrx Laboratories, Inc., Andrx Laboratories (NJ), Inc., Andrx EU Ltd. and First Horizon Pharmaceutical Corporation dated as of March 2, 2005, is incorporated by reference to Exhibit 10.100 to Andrx Corporation’s March 31, 2005 Form 10-Q.

+10.25

Manufacturing and Supply Agreement between Andrx Pharmaceuticals, Inc. and First Horizon Pharmaceutical Corporation dated as of March 28, 2005, is incorporated by reference to Exhibit 10.101 to Andrx Corporation’s March 31, 2005 Form 10-Q.

21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:      March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ALLEN CHAO	Chairman, President and	March 1, 2007
Allen Chao, Ph.D.	Chief Executive Officer
/s/ MICHAEL J. FEDIDA	Director	March 1, 2007
Michael J. Fedida
/s/ MICHEL J. FELDMAN	Director	March 1, 2007
Michel J. Feldman
/s/ ALBERT F. HUMMEL	Director	March 1, 2007
Albert F. Hummel
/s/ CATHERINE M. KLEMA	Director	March 1, 2007
Catherine M. Klema
/s/ JACK MICHELSON	Director	March 1, 2007
Jack Michelson
/s/ RONALD R. TAYLOR	Director	March 1, 2007
Ronald R. Taylor
/s/ ANDREW L. TURNER	Director	March 1, 2007
Andrew L. Turner
/s/ FRED G. WEISS	Director	March 1, 2007
Fred G. Weiss

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Watson Pharmaceuticals, Inc.

We have completed integrated audits of Watson Pharmaceuticals, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for shared-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Report of Management on Internal Control Over Financial Reporting,” appearing under Item 9A. Controls and Procedures, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in “Management's Report on Internal Control Over Financial Reporting,” appearing under Item 9A, management has excluded Andrx Corporation from its assessment of internal control over financial reporting as of December 31, 2006 because Andrx Corporation was acquired on November 3, 2006 by the Company in a purchase business combination. We have also excluded Andrx Corporation from our audit of internal control over financial reporting. Andrx Corporation is a wholly owned subsidiary of the Company representing 38% of total assets and 7% of net revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California

March 1, 2007

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2006	2005
		Restated
ASSETS
Current Assets:
Cash and cash equivalents	$154,171	$467,451
Marketable securities	6,649	152,467
Accounts receivable, net of allowances for doubtful accounts of $5,914 and $950	384,692	333,832
Inventories	517,236	278,062
Prepaid expenses and other current assets	86,115	31,014
Deferred tax assets	112,813	90,717
Total current assets	1,261,676	1,353,543
Property and equipment, net	697,415	436,149
Investments and other assets	76,377	54,359
Deferred tax assets	55,348	25,733
Product rights and other intangibles, net	779,284	751,808
Goodwill	890,477	455,595
Total assets	$3,760,577	$3,077,187
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$516,875	$211,160
Income taxes payable	46,773	28,789
Current portion of long-term debt	107,059	—
Deferred revenue	19,222	5,721
Total current liabilities	689,929	245,670
Long-term debt	1,124,145	587,935
Deferred revenue	58,086	13,891
Other long-term liabilities	4,169	2,504
Deferred tax liabilities	203,860	126,718
Total liabilities	2,080,189	976,718
Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value per share; 2,500 shares authorized; none issued
Common stock; $0.0033 par value per share; 500,000 shares authorized; 111,867 and 111,205 shares outstanding, respectively	369	367
Additional paid-in capital	937,308	923,619
Unearned compensation	—	(9,326)
Retained earnings	1,041,638	1,486,643
Accumulated other comprehensive income	1,073	(834)
Treasury stock, at cost; 9,400 shares held	(300,000)	(300,000)
Total stockholders’ equity	1,680,388	2,100,469
Total liabilities and stockholders’ equity	$3,760,577	$3,077,187

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
		Restated
Net revenues	$1,979,244	$1,646,203	$1,640,551
Cost of sales (excludes amortization, presented below)	1,233,483	852,414	820,794
Gross profit	745,761	793,789	819,757
Operating expenses:
Research and development	131,023	125,263	134,221
Selling and marketing	173,549	162,342	193,210
General and administrative	131,511	98,657	107,999
Amortization	163,710	163,939	72,287
In-process research and development	497,800	—	—
Loss on impairment	70,264	25,076	46,100
Total operating expenses	1,167,857	575,277	553,817
Operating (loss) income	(422,096)	218,512	265,940
Other income (expense):
Loss on early extinguishment of debt	(525)	—	(17,752)
Interest income	28,418	19,321	6,616
Interest expense	(22,082)	(14,524)	(13,330)
Other income (expense)	5,336	(3,375)	(5,911)
Total other income (expense), net	11,147	1,422	(30,377)
(Loss) income before income taxes	(410,949)	219,934	235,563
Provision for income taxes	34,056	81,377	85,545
Net (loss) income	$(445,005)	$138,557	$150,018
(Loss) earnings per share:
Basic	$(4.37)	$1.32	$1.37
Diluted	$(4.37)	$1.22	$1.26
Weighted average shares outstanding:
Basic	101,761	104,949	109,174
Diluted	101,761	120,021	124,727

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
		Restated
Cash Flows From Operating Activities:
Net (loss) income	$(445,005)	$138,557	$150,018
Reconciliation to net cash provided by operating activities:
Depreciation	54,636	42,787	34,379
Amortization	163,710	163,939	72,287
Provision for inventory reserve	29,777	42,192	62,840
Share-based compensation	13,336	2,289	—
Loss on impairment	70,264	25,076	46,100
Loss on impairment of investments and other assets	—	—	7,858
Loss on early extinguishment of debt	525	—	17,752
Deferred income tax (benefit) provision	(24,688)	(5,168)	13,463
Equity in (earnings) losses of joint ventures	(2,066)	2,349	5,937
Loss (gain) on sale of securities	(3,695)	401	(5,088)
Loss (gain) on sale of fixed assets	545	2,198	(1,458)
In-process research and development	497,800	—	—
Tax benefits from employee stock plans	954	3,384	6,430
Mark to market on derivative	(664)	(756)	(3,422)
Other	(361)	(1,519)	1,066
Changes in assets and liabilities:
Accounts receivable, net	66,172	(82,373)	(40,285)
Inventories	(53,682)	1,045	9,254
Prepaid expenses and other current assets	5,162	(4,120)	11,581
Accounts payable and accrued expenses	116,709	18,459	(24,174)
Deferred revenue	582	2,978	(5,448)
Income taxes payable	(9,094)	(29,062)	(54,131)
Other assets	(9,552)	2,847	3,310
Total adjustments	916,370	186,946	158,251
Net cash provided by operating activities	471,365	325,503	308,269
Cash Flows From Investing Activities:
Additions to property and equipment	(44,431)	(78,833)	(69,209)
Additions to product rights and other intangibles	(597)	(3,001)	(29,838)
Additions to marketable securities	(6,151)	(4,178)	(198,696)
Additions to long-term investments	(12,684)	(21,905)	(17,819)
Proceeds from sale of property and equipment	21,555	—	30,479
Proceeds from sales of marketable securities	153,490	220,083	72,364
Proceeds from sale of investments	4,695	1,398	5,381
Proceeds from divestiture of assets	14,000	—	—
Distribution from equity investments	9,026	2,791	—
Acquisition of businesses, net of cash acquired	(1,558,322)	—	—
Other investing activities, net	—	—	409
Net cash (used in) provided by investing activities	$(1,419,419)	$116,355	$(206,929)

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years Ended December 31,
	2006	2005	2004
		Restated
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	$650,000	$—	$—
Payments to repurchase 1998 Senior Notes, including premium paid	(14,585)	—	(152,977)
Repurchase of common stock	—	(300,000)	—
Principal payments on long-term debt and other long-term liabilities	(8,778)	(1,484)	(8)
Proceeds from stock plans	8,137	28,424	32,255
Net cash (used in) provided by financing activities	634,774	(273,060)	(120,730)
Net increase (decrease) in cash and cash equivalents	(313,280)	168,798	(19,390)
Cash and cash equivalents at beginning of period	467,451	298,653	318,043
Cash and cash equivalents at end of period	$154,171	$467,451	$298,653
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest (net of capitalized interest of $0, $0 and $1,904 during the years 2006, 2005, and 2004, respectively)	$12,623	$12,409	$14,607
Income taxes, net of refunds	$63,768	$112,210	$119,503

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Unearned	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Captial	Compensation	Earnings	Income (Loss)	Shares	Amount	Total
BALANCE, January 1, 2004, as originally reported	108,330	$357	$841,007	$—	$1,196,844	$14,269	—	$—	$2,052,477
Adjustment (Note 1)	—	—	—	—	1,224	(11,553)	—	—	(10,329)
BALANCE, January 1, 2004, as restated (Note 1)	108,330	$357	$841,007	$—	$1,198,068	$2,716	—	$—	$2,042,148
Comprehensive income:
Net income, as restated	—	—	—	—	150,018	—	—	—	150,018
Unrealized losses on securities, net of tax	—	—	—	—	—	(859)	—	—	(859)
Translation adjustment	—	—	—	—	—	183	—	—	183
Total comprehensive income									149,342
Common stock issued under employee stock plans	1,390	5	32,250	—	—	—	—	—	32,255
Tax benefits from exercise of options	—	—	6,430	—	—	—	—	—	6,430
Other	—	—	515	—	—	—	—	—	515
BALANCE, December 31, 2004	109,720	$362	$880,202	$—	$1,348,086	$2,040	—	$—	$2,230,690
Comprehensive income:
Net income, as restated	—	—	—	—	138,557	—	—	—	138,557
Unrealized losses on securities, net of tax	—	—	—	—	—	(2,494)	—	—	(2,494)
Reclassification for losses included in net income, net of tax	—	—	—	—	—	(253)	—	—	(253)
Translation adjustment	—	—	—	—	—	(127)	—	—	(127)
Total comprehensive income									135,683
Restricted stock grants	315	1	10,870	(10,871)	—	—	—	—	—
Restricted stock expense	—	—	—	1,545	—	—	—	—	1,545
Common stock issued under employee stock plans	1,170	4	28,419	—	—	—	—	—	28,423
Tax benefits from exercise of options	—	—	3,384	—	—	—	—	—	3,384
Repurchase of common stock	—	—	—	—	—	—	(9,400)	(300,000)	(300,000)
Other	—	—	744	—	—	—	—	—	744
BALANCE, December 31, 2005	111,205	$367	$923,619	$(9,326)	$1,486,643	$(834)	(9,400)	$(300,000)	$2,100,469
Comprehensive loss:
Net loss	—	—	—	—	(445,005)	—	—	—	(445,005)
Unrealized gains on securities, net of tax	—	—	—	—	—	1,522	—	—	1,522
Translation adjustment	—	—	—	—	—	385	—	—	385
Total comprehensive loss									(443,098)
Unearned compensation	—	—	(9,326)	9,326	—	—	—	—	—
Stock option and restricted stock expense	—	—	13,336	—	—	—	—	—	13,336
Common stock issued under employee stock plans	662	2	8,135	—	—	—	—	—	8,137
Tax benefits from exercise of options	—	—	954	—	—	—	—	—	954
Other	—	—	590	—	—	—	—	—	590
BALANCE, December 31, 2006	111,867	$369	$937,308	$—	$1,041,638	$1,073	(9,400)	$(300,000)	$1,680,388

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

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx Corporation (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion (the “Andrx Acquisition”). Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products. For additional information on the Andrx Acquisition, refer to NOTE 4—Acquisitions.

Prior to the Andrx Acquisition the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as accumulated other comprehensive income within stockholders’ equity, net of any related tax effect. As required by Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), earnings (loss) on equity method investments has been restated for all periods presented to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Accordingly, marketable securities, investments and other assets, results of operations, cash flows from operating activities, accumulated other comprehensive income (loss) and retained earnings have been restated for all periods presented to conform to current period presentation . The restatement increased (decreased) net income for the years ended December 31, 2005 and 2004 by $324,000 and ($5,000), respectively. The restatement also decreased accumulated other income (loss) by $11,553 with offsetting changes to retained earnings ($1,224) and marketable securities ($10,329) at January 1, 2004.

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

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, $575 million convertible contingent senior debentures (“CODES”), embedded derivatives related to the issuance of the CODES and an available $1,150 million senior credit facility (“Senior Credit Facility”) entered into on November 3, 2006 in connection with the Andrx Acquisition. The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded are based on quoted market prices. The fair value of investments in privately held companies, or cost-method investments, are based on historical cost, adjusted for any write-down related to impairment. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. The carrying value of these obligations approximates their fair value. The fair value of the embedded derivatives related to the CODES is based on a present value technique using discounted expected future cash flows.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of embedded derivatives related to its CODES. These embedded derivatives include certain conversion features and a contingent interest feature.  See Note 8—Long-Term Debt for a more detailed description of these features of the CODES. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at December 31, 2006, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed rate instrument with similar terms). This embedded derivative is reported on the Company’s Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reflected as an adjustment to interest expense.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Included in inventory at December 31, 2006 and 2005 is approximately $34.2 and $6.0 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

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

Marketable Securities

The Company’s marketable securities consist of U.S. Treasury and agency securities. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as a separate component of stockholders’ equity, net of any related tax effect.

Goodwill, Product Rights and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment annually and written off when impaired, rather than being amortized as previous standards required.

Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. The Company’s reporting units have been identified by Watson as generic, brand and distribution. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset. During the second quarter of 2006, the Company performed this assessment and determined there was no goodwill impairment.

Product rights and other definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from five to twenty years. The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate. Product rights and other intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. The Company evaluates its product rights and other intangible assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts.

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

Chargebacks—The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% - 90% of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates—Rebates include volume related incentives to direct and indirect customers and Medicaid rebates based on claims from Medicaid benefit providers.

Volume rebates are generally offered to customers as an incentive to continue to carry our products and to encourage greater product sales. These rebate programs include contracted rebates based on customer’s purchases made during an applicable monthly, quarterly or annual period. The provision for rebates is estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing our provision for rebates. The Company continually monitors its customer rebate programs to ensure that the liability for accrued rebates is fairly stated.

The provision for Medicaid rebates is based upon historical experience of claims submitted by the various states. The Company monitors Medicaid legislative changes to determine what impact such legislation may have on our provision for Medicaid rebates. Our accrual of Medicaid rebates is based on historical payment rates and is reviewed on a quarterly basis against actual claim data to ensure the liability is fairly stated.

Returns and Other Allowances—Our provision for returns and other allowances include returns, pricing adjustments, promotional allowances and billback adjustments.

Consistent with industry practice, the company maintains a return policy that allows our customers to return product for credit. Our estimate of the provision for returns is based upon our most recent historical experience of actual customer returns. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in our distribution channel as well as significant market changes which may impact future expected returns, and make adjustments to our current period provision for returns when it appears product returns may differ from our original estimates.

Pricing adjustments, which include shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to our direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed upon price reduction. The provision for shelf stock adjustments is based upon specific terms with our direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. The company regularly monitors all price changes to help evaluate our reserve balances. As pricing adjustments and shelf stock adjustments are negotiated and settled on a customer by customer basis, the adequacy of these reserves are readily determinable.

Promotional allowances are credits, which are issued in connection with a product launch or as an incentive for customers to begin carrying our product. The company establishes a reserve for promotional allowances based upon these contractual terms.

Billback adjustments are credits that are issued to certain customers who purchase directly from the Company as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price. The provision for billbacks is estimated based upon historical purchasing patterns of qualified customers who purchase product directly from the Company and supplement their purchases indirectly through the Company’s wholesale customers.

Cash Discounts—Cash discounts are provided to customers that pay within a specific period. The provision for cash discounts are estimated based upon invoice billings, utilizing historical customer payment experience. Our customer’s payment experience is fairly consistent and most customer payments qualify for the cash discount. Accordingly, our reserve for cash discounts is readily determinable.

The following table summarizes the activity in the Company’s major categories of SRA (in thousands):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2003	$152,465	$133,227	$31,132	$9,404	$326,228
2004 Provision	758,378	312,040	168,917	56,198	1,295,533
Credits and payments	(781,292)	(296,319)	(155,566)	(54,988)	(1,288,165)
Balance at December 31, 2004	129,551	148,948	44,483	10,614	333,596
2005 Provision	935,824	345,870	119,873	59,500	1,461,067
Credits and payments	(925,770)	(366,525)	(119,063)	(58,020)	(1,469,378)
Balance at December 31, 2005	139,605	128,293	45,293	12,094	325,285
Add: Andrx Acquisition	15,911	27,667	8,992	1,601	54,171
2006 Provision	1,190,454	421,400	173,209	70,685	1,855,748
Credits and payments	(1,181,490)	(396,822)	(185,005)	(70,308)	(1,833,625)
Balance at December 31, 2006	$164,480	$180,538	$42,489	$14,072	$401,579

The estimation process used to determine our SRA provision has been applied on a consistent basis and there have been no significant changes in underlying estimates that have resulted in a material adjustment to our SRA reserves. The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Shipping and Handling Costs

The Company records shipping and handling costs in selling, general and administrative expenses. These expenses were $20.7 million, $15.8 million, and $13.8 million in 2006, 2005 and 2004, respectively.

Concentration of Major Customers and Suppliers

For the year ended December 31, 2006, the Company’s four largest customers accounted for 17%, 13%, 9%, and 8%, individually, of the Company’s net revenues. For the year ended December 31, 2005, the Company’s four largest customers accounted for 16%, 13%, 10%, and 9%, individually, of the Company’s net revenues. For the year ended December 31, 2004, the Company’s four largest customers accounted for 15%, 14%, 11%, and 11%, individually, of the Company’s net revenues. No other individual customers accounted for more than 10% of net revenues.

The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the U.S. Approximately 72% and 65% of the accounts receivable balance consists of amounts due from the four largest customers at December 31, 2006 and 2005, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Third-party manufactured products accounted for approximately 58%, 51% and 48% of our product net revenues in 2006, 2005 and 2004, respectively.

Research and Development Activities

Research and development activities are expensed as incurred and consist of self-funded research and development costs and the costs associated with work performed under collaborative research and development agreements. Research and development expenses include direct and allocated expenses. Research and development expenses incurred under collaborative agreements were approximately $6.4 million, $10.3 million, and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $6.8 million, $9.4 million and $10.8 million in years ended 2006, 2005 and 2004, respectively. Advertising costs are included in selling, general and administrative expenses.

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

The Company’s income tax returns are being examined by local taxation authorities in several tax jurisdictions. The Company was able to resolve several audits in various jurisdictions on a favorable basis during the fourth quarter of 2006. The Company records a liability for potential tax assessments based on its estimate of potential exposure. New tax laws and interpretations of tax laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, provision for income tax expense is adjusted. Management believes an adequate amount of tax and related interest, if any, has been provided for any adjustments that may result from these examinations.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is comprised of unrealized gains (losses) on its holdings of publicly traded equity securities, net of realized gains included in net income and foreign currency translation adjustments. Comprehensive income has been restated for prior periods to account for our investment in common shares of Andrx prior to the Andrx Acquisition on an equity basis instead of being accounted for within comprehensive income (see NOTE 6—Investment in Marketable Securities and Other Investments).

(Loss) earnings Per Share (“EPS”)

Basic (loss) earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted (loss) earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the CODES, and shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the Company is required to add approximately 14.4 million shares associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted (loss) earnings per share for all periods in which the securities were outstanding. A reconciliation of the numerators and denominators of basic and diluted (loss) earnings per share consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
		Restated
(Loss) earnings per share—basic
Net (loss) income	$(445,005)	$138,557	$150,018
Basic weighted average common shares outstanding	101,761	104,949	109,174
(Loss) earnings per share - basic	$(4.37)	$1.32	$1.37
(Loss) earnings per share—assuming dilution
Net (loss) income	$(445,005)	$138,557	$150,018
Add: Interest expense on CODES, net of tax	—	7,477	6,587
Net (loss) income, adjusted	$(445,005)	$146,034	$156,605
Basic weighted average common shares outstanding	101,761	104,949	109,174
Effect of dilutive securities:
Conversion of CODES	—	14,357	14,357
Dilutive stock awards	—	715	1,196
Diluted weighted average common shares outstanding	101,761	120,021	124,727
(Loss) earnings per share—diluted	$(4.37)	$1.22	$1.26

Stock awards to purchase 10.2 million, 6.4 million and 6.6 million common shares in 2006, 2005 and 2004, respectively, were outstanding but not included in the computation of diluted EPS as the awards were antidilutive.

Share-based Compensation

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

The following weighted average assumptions were used for stock options granted during the three years ended December 31,:

	2006	2005	2004
Dividend yield	None	None	None
Expected volatility	26%	23%	33%
Risk-free interest rate	4.55%	4.16%	3.79%
Expected term	5.4 years	5.0 years	5.4 years
Weighted average fair value per share at grant date	$8.71	$9.27	$11.23

The following weighted average assumptions were used for the ESPP during the two years ended December 31,:

	2005	2004
Dividend yield	None	None
Expected volatility	24%	30%
Risk-free interest rate	3.90%	3.82%
Expected term	6 months	6 months
Weighted average fair value per share at grant date	$7.11	$8.27

On June 29, 2005 the Compensation Committee of the Board of Directors of Watson (“Board”) terminated the ESPP effective January 1, 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) as well as SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows” (“SFAS 95”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The intrinsic value method as permitted under APB 25 together with the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for attributing compensation cost to reporting periods and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. SFAS 123R also requires any previously recorded unearned or deferred compensation accounts (i.e. contra-equity accounts) within stockholders’ equity be recorded as a reduction to additional paid-in capital balances rather than shown as contra equity accounts as was permitted prior to January 1, 2006. SFAS 95 is amended to require excess tax benefits be reported as a financing cash flow rather than as a reduction in taxes paid within the Consolidated Statement of Cash Flows. On January 1, 2006, the Company adopted SFAS 123R using the modified prospective method option.

In March 2005, the SEC issued SEC Staff Bulletin No. 107 (“SAB 107”) which describes the SEC staff position as well as supplemental implementation guidance on the application  and adoption of SFAS 123R. The Company has applied the provisions of SAB 107 and its guidance in our adoption of SFAS 123R on January 1, 2006 (Refer to NOTE 3—Share-Based Compensation).

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006. As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating FIN 48 and the effect, if any, on our Consolidated Financial Statements.

NOTE 3—Share-Based Compensation

As indicated above, effective January 1, 2006, the Company adopted the modified prospective method of SFAS 123R which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values. A summary of the Company’s share-based compensation plans is presented below.

Stock Option Plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders, that authorize the granting of options to purchase the Company’s common shares subject to certain conditions. At December 31, 2006, the Company had reserved 14.6 million of its common shares for issuance of share-based compensation awards under the Company’s stock option and restricted stock plans. Options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants have been granted under any of the assumed plans. In connection with the Andrx Acquisition, the Company assumed the Andrx Corporation 2000 Stock Option Plan, as amended and restated (the “Andrx Plan”), and converted the shares remaining available for future grants thereunder into shares available for future grants under the Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. (the “Watson Plan”). The former Andrx Plan shares available for future awards under the Watson Plan will not be used for grants to individuals who, as of immediately prior to the effective time of the Andrx Acquisition, were providing services (whether as an employee, director or consultant) to the Company or any entity that was a subsidiary of the Company immediately prior to the effective time of the Andrx Acquisition. As of December 31, 2006, no awards of former Andrx Plan shares had been made, and approximately 5.7 million shares of common stock remain available for future grants under the Andrx Plan, of which no more than approximately 0.3 million shares are available for award grants other than stock options.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s operating loss and net loss before income tax was increased by $8.0 million, and net loss was increased by $4.8 million ($0.05 per basic and diluted share) for the year ended December 31, 2006, related to the Company’s employee stock option plans. There was no employee stock option compensation related expense recognized prior to the year ended December 31, 2006. Total stock option cost capitalized as part of inventory was $1.3 million for the year ended December 31, 2006. There was no stock option cost capitalized as part of inventory in the year ended December 31, 2005.

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

The Company’s operating loss and net loss before income tax provision was increased by $4.2 million and net loss was increased by $2.5 million ($0.02 per basic and diluted share) for the year ended December 31, 2006, related to the Company’s restricted stock plans. For the year ended December 31, 2005 the Company’s operating income and net income before income tax provision was reduced by $1.2 million and net income was reduced by $0.6 million ($0.01 per basic and diluted share), related to the Company’s restricted stock plans. Total restricted stock cost capitalized as part of inventory was $1.2 million for the year ended December 31, 2006. Restricted stock cost capitalized as part of inventory in the year ended December 31, 2005 was $0.6 million.

ESPP

An ESPP was established for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of Watson common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees could authorize the Company to withhold up to 15% of their compensation during any offering period for common stock purchases, subject to certain limitations. The ESPP was implemented on January 1, 2002 and was qualified under Section 423 of the Internal Revenue Code. The Board authorized an aggregate of 700,000 shares of the Company’s common stock for issuance under the ESPP. As of December 31, 2006, a total of 561,559 shares were issued under the ESPP. On June 29, 2005 the Compensation Committee of the Board terminated the ESPP effective January 1, 2006.

Pro Forma Information for Periods Prior to the Adoption of FAS 123R

Prior to 2006, the Company determined stock-based compensation expense using the intrinsic value method of APB 25 and we provided the disclosures required by SFAS 123, as amended by SFAS 148. The following table provides the pro forma effects on net income and earnings per share for 2005 and 2004, respectively, as if the fair value recognition provisions of SFAS 123R had been applied to options and ESPP grants under the Company’s employee compensation plans (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
	Restated
Net income	$138,557	$150,018
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	973	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,370)	(12,833)
Pro forma net income	123,160	137,185
Add: Interest expense on CODES, net of tax	7,477	6,587
Pro forma net income, adjusted	$130,637	$143,772
Earnings per share:
Basic—as reported	$1.32	$1.37
Basic—pro forma	$1.17	$1.26
Diluted—as reported	$1.22	$1.26
Diluted—pro forma	$1.09	$1.16

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

NOTE 4—Acquisitions

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion (the “Andrx Acquisition”). Andrx, whose capabilities both augment and complement those of Watson, distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices and is considered a leader in formulating and commercializing difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products. As a result of the Andrx Acquisition, Watson now becomes the third largest generic pharmaceutical company in the United States, based on total prescriptions dispensed. Watson now has three operating segments: Generic, Brand and Distribution.

Distribution will include results from Andrx’s former operating segment Distributed Products. Andrx’s former Generic Products operating segment results will be included in Watson’s Generic segment results. With certain exceptions, Andrx’s former Contract Services operating segment results will be included in Watson’s Brand segment results.

The Andrx Acquisition was accounted for as a business purchase combination using the purchase method of accounting under the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). Accordingly, the results of Andrx’s operations have been included in the consolidated financial statements beginning November 3, 2006. The allocation of consideration for acquisitions requires extensive use of accounting estimates and management judgment to allocate the purchase price of tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. Management believes the fair values assigned to the assets acquired and liabilities assumed are based on reasonable estimates and assumptions.

The total consideration for the Andrx Acquisition is calculated as follows (in thousands):

Cash consideration to Andrx shareholders	$1,833,215
Watson’s investment in Andrx at acquisition date	2,998
Cash paid for intrinsic value of Andrx stock options and restricted stock units	43,549
Estimated direct transaction fees and expenses	15,853
$1,895,615

Purchase Price Allocation.   The purchase price for the Andrx Acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with the excess being allocated to goodwill, as follows (in thousands):

Cash and cash equivalents	$366,264
Accounts receivable	130,605
Inventory	210,738
Short-term deferred tax assets	58,022
Other current assets	93.245
In-process research and development (“IPR&D”)	497,800
Property, plant and equipment	251,473
Intangible assets	259,835
Other assets	6,749
Goodwill	410,178
Current liabilities	(229,441)
Long-term deferred revenues	(42,229)
Long-term deferred tax liabilities	(113,723)
Other long-term liabilities	(3,901)
Net assets acquired	$1,895,615

IPR&D.   In conjunction with the Andrx Acquisition, the Company recorded a charge to operations, in accordance with SFAS 141, of $497.8 million for IPR&D assets acquired that the Company determined had no alternative future use in their current state. The Company’s valuation of IPR&D projects included over thirty controlled or immediate release products at various stages of research and development. These IPR&D projects were valued through discounted cash flow analysis utilizing the “income” approach at rates commensurate with their perceived risks, which for these IPR&D projects ranged between 19%-20%. A partial list of cash flow considerations utilized for each of the IPR&D projects included an evaluation of a projects estimated cost to complete, future product prospects and competition, product lifecycles, expected date of market introduction and expected pricing and cost structure. The major risks and uncertainties associated with the timely and successful completion of these IPR&D projects include delays caused by legal actions brought by the Company’s competitors and the timing of the receipt of necessary regulatory approvals. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Identifiable Intangible Assets.   Acquired identifiable intangible assets include core technology for extended release, customer relationships, product rights for currently marketed products and Trade Name. The amounts assigned to each class of identifiable intangible assets and estimated useful lives (in years) as summarizes as follows (in thousands):

	Useful
	Life
Intangible assets with definite lives:
Core technology	15	$52,500
Customer relationships	15	49,100
Developed products and other intangibles	2-8	82,035
		183,365
Intangible assets with indefinite lives:
Trade name		76,200
Total intangible assets		$259,835

Fair values of identified intangible assets were estimated by performing a discounted cash flow analysis using the “income” approach. This method utilizes forecasts of direct revenues and costs associated with each respective identifiable intangible asset valued and include charges for the use of contributory assets employed to generate future income streams over each intangibles expected useful life. Net cash flows attributable to each identifiable intangible asset are discounted to their present value at rates commensurate with perceived risks. A partial list of cash flow assumptions utilized for each of the identified intangible assets included consideration of existing operating margins, the number of existing and potential competitors, product pricing patterns, product market share analysis, product approval dates and product launch dates. A partial list of considerations utilized in developing estimates of expected useful lives included the effects of competition, customer attrition rates, consolidation within the industry and generic product lifecycle estimates. As Watson intends to continue to use the Anda trade name indefinitely, an indefinite life was assigned.

Goodwill Allocation.   Among the factors that contributed to a purchase price allocation resulting in the recognition of goodwill were a history of operating margins and profitability, a strong research and development department and a leadership position in the ability to formulate and commercialize difficult-to-replicate controlled-release pharmaceutical products which will enable Watson to expand its product offerings and offer its customers a greater breadth of product offerings. The goodwill was assigned to the segments as follows (in thousands):

Generic segment	$321,580
Distribution segment	88,598
$410,178

Assumed Liabilities.   Included in the current liabilities assumed at the acquisition date is a severance accrual of $12.2 million for Andrx employees to be terminated as a result of the Andrx Acquisition, in accordance with Emerging Issues Task Force Abstract Issue No. 95-3 “Recognition of Liabilities in

Connection with a Purchase Business Combination.”  As of December 31, 2006, $1.4 million had been paid, resulting in a remaining balance of $10.8 million at December 31, 2006.

The deferred revenue balances relate to contract manufacturing obligations for the products Fortamet and Altoprev. Identification and allocation of fair value for deferred revenue balances was based on the provisions of SFAS 141. Fair values of deferred revenue balances were estimated by performing a discounted cash flow analysis of future contract manufacturing obligations to adjust historical balances to fair value which would reflect current market profit margins when amortized related to the contract manufacturing revenue streams.

Pro Forma Results of Operations.   Unaudited pro forma operating results for the Company, assuming the Andrx Acquisition had occurred as of the beginning of each period presented and excluding any pro forma charges for IPR&D costs, inventory fair value adjustments and merger expenses, as well as Andrx share-based compensation expenses, are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005
Net revenues	$2,743,962	$2,596,068
Net income	$6,888	$145,617
Earnings per share:
Basic	$0.07	$1.39
Diluted	$0.07	$1.28

The Andrx Acquisition was funded using existing Andrx and Watson cash and cash equivalents, the proceeds from the sale of marketable securities and certain Andrx long-term investments and $650 million in borrowings from a new senior credit facility (see NOTE 8—Long-Term Debt)

Acquisition of Sekhsaria Chemicals Ltd.

On March 16, 2006, the Company acquired Sekhsaria Chemicals Ltd. (“Sekhsaria”), a private company located in Mumbai, India that provides active pharmaceutical ingredient and finished dosage formulation expertise to the global pharmaceutical industry. The Company acquired all the outstanding shares of Sekhsaria for approximately $29.5 million plus acquisition costs. The transaction was accounted for as a business purchase combination in accordance with SFAS No. 141. Accordingly, the tangible assets acquired were recorded at fair value on acquisition date based on reasonable assumptions.

The results of operations of Sekhsaria have been included in the Company’s Condensed Consolidated Financial Statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Additional Investment in Scinopharm

The Company holds an equity interest in Scinopharm Taiwan Ltd. (“Scinopharm”). In January 2006, we made an additional investment in Scinopharm of approximately $12.0 million which increased our ownership share to approximately 31%. Additionally, we have an option to acquire an additional 44% interest in Scinopharm at a cost of approximately $80 million which expires in October 2007.

Acquisition of Manufacturing Facility in Goa, India

In October 2005, the Company entered into an asset purchase agreement to purchase a manufacturing facility located in Goa, India from Dr. Reddy’s Laboratories, Ltd. for total cash consideration of approximately $16.4 million plus acquisition costs. The transaction included a manufacturing facility, machinery and equipment.

NOTE 5—Balance Sheet Components

Selected balance sheet components consisted of the following (in thousands):

	December 31,
	2006	2005
Inventories:
Raw materials	$113,603	$85,983
Work-in-process	69,621	67,173
Finished goods	334,012	124,906
Total inventories	$517,236	$278,062
Property and equipment:
Buildings and improvements	$366,687	$262,780
Leasehold improvements	38,407	21,751
Land and land improvements	26,771	16,899
Machinery and equipment	427,696	312,851
Research and laboratory equipment	60,332	48,946
Furniture and fixtures	20,389	16,958
Construction in progress	86,754	37,212
Total property and equipment, at cost	1,027,036	717,397
Less accumulated depreciation	(329,621)	(281,248)
Total property and equipment, net	$697,415	$436,149
Included in property and equipment are assets held for sale having a net book value of $4,300.
Accounts payable and accrued expenses:
Trade accounts payable	$199,750	$61,152
Accrued payroll and related benefits	68,687	43,465
Accrued third-party rebates	54,435	34,339
Royalties and sales agent payables	85,521	33,629
Accrued severance, retention and shutdown costs	27,867	—
Interest payable	9,615	3,185
Accrued indirect returns	2,722	2,722
Other accrued expenses	68,278	32,668
Total accounts payable and accrued expenses	$516,875	$211,160

NOTE 6—Investment in Marketable Securities and Other Investments

	December 31,
	2006	2005
		Restated
	(in thousands)
Marketable securities:
U.S. Treasury and agency securities—maturing within one year	$3,573	$151,418
U.S. Treasury and agency securities—maturing within two years	3,076	1,049
Total marketable securities	$6,649	$152,467
Investments and other assets:
Investment in equity method investments, as restated	$46,882	$39,518
Cost method investments	267	1,256
Other long-term investments	1,550	939
Other assets	27,678	12,646
Total investments and other assets	$76,377	$54,359

Watson’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, on the Company’s Consolidated Balance Sheets.

The following table provides a summary of the fair value and unrealized gain (loss) related to Watson’s available-for-sale securities (in thousands):

	Cost, Including	Gross Unrealized	Gross Unrealized
At December 31, 2006	Accrued Interest	Gains	Losses	Fair Value
Available-for-sale:
Equity securities—current
U.S. Treasury and agency securities	$6,661	$—	$(12)	$6,649
Equity securities—non-current	232	1,318	—	1,550
Total	$6,893	$1,318	$(12)	$8,199

	Cost, Including	Gross Unrealized	Gross Unrealized
At December 31, 2005	Accrued Interest	Gains	Losses	Fair Value
Available-for-sale:
Equity securities—current
U.S. Treasury and agency securities	$154,302	$—	$(1,835)	$152,467
Equity securities—non-current	232	707	—	939
Total	$154,534	$707	$(1,835)	$153,406

Gross unrealized gains at December 31, 2006 and 2005 relate to our holdings in the common stock of NovaDel Pharma Inc. (“NovaDel”) and Amarin Corporation plc (“Amarin”). The gross unrealized loss at December 31, 2006 and 2005 is attributable to adjustments, included in other comprehensive income, for the decline in fair value in the Company’s investment in U.S. Treasury and agency securities.

The Company’s net unrealized gains related to its available-for-sale securities, increased $1.5 million for the year ended December 31, 2006. During the year ended December 31, 2005, the Company’s net unrealized loss increased $2.7 million. During the year ended December 31, 2004, the Company’s net unrealized gain decreased $0.9 million. These changes in the Company’s net unrealized gain (loss) on available-for-sale securities are included in other comprehensive income.

Current Investments

Beginning in 2004, the Company invested in U.S. Treasury and agency securities. These investments are classified as available-for-sale and are recorded at fair value based on the quoted market prices. These investments are included in marketable securities on the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005.

Non-current Investments

The Company’s investments in the common stock of NovaDel and Amarin are classified as other long-term investments and are included in investments and other assets on the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005. During the year ended December 31, 2005, Watson sold its remaining investment (3.0 million shares) of common stock of Genelabs Technologies, Inc. (“Genelabs”), for proceeds of $1.4 million and recorded a pre-tax loss of $0.4 million. The Company wrote off its remaining investment in the Halsey Drug Co., Inc. warrants during the first quarter of 2004.

Investment in Equity Method Investments

The Company’s investments in equity method investments consist primarily of its investments in Scinopharm, joint venture Somerset Pharmaceuticals, Inc (“Somerset”) and joint venture ANCIRC Pharmaceuticals (“ANCIRC”).

In 2004, the Company made a $15.3 million investment in Scinopharm, a private company that specializes in process research and development and the production of active pharmaceutical ingredients. During the fourth quarter of 2005 we made an additional $19.4 million investment in the common shares of Scinopharm. This additional investment during 2005 increased our ownership percentage to approximately 24%. Accordingly, as required by APB 18, we account for our investment in Scinopharm under the equity method. In January 2006, we made an additional investment in Scinopharm of approximately $12.0 million which increased our ownership share to approximately 31%. Additionally, we have an option to acquire an additional 44% interest in Scinopharm at a cost of approximately $80 million which expires in October 2007.

Somerset, a joint venture in which Watson and Mylan Laboratories, Inc. both hold a fifty percent interest, manufactures and markets the product Eldepryl®, which is used in the treatment of Parkinson’s disease and is also engaged in the development of alternative indications for selegeline (the active compound in Eldepryl®.)  Somerset obtained an approvable letter in February 2004 for its NDA for EmSam™, a selegeline patch for the treatment of depression. In December 2004, Bristol-Myers Squibb Company (“BMS”) and Somerset entered into an agreement for the commercialization and distribution of EmSam™. On February 28, 2006, the FDA granted Somerset final approval for Emsam®. Somerset has received an upfront payment and a milestone payment upon launch and may receive further milestone payments upon achievement of certain sales levels, as well as the reimbursement of certain development costs incurred over the term of the agreement. BMS receives exclusive distribution rights to commercialize EmSam™ in the U.S. and Canada. Somerset will supply EmSam™ to BMS and receive royalties on product sales.

The Company recorded net earnings from Somerset’s operations of $0.8 million in 2006 and losses of $2.5 million and $6.5 million in 2005 and 2004, respectively. The Somerset joint venture results reported by Watson consist of 50% of Somerset’s earnings and management fees.

ANCIRC is a joint venture in which Watson and Andrx allocated capital contributions, distributions and net income or losses equally. ANCIRC was established for the development, manufacture and sale of bioequivalent controlled-release pharmaceuticals. The Company recorded net losses from ANCIRC in 2006, prior to the Andrx Acquisition and income of $1.0 million in 2005 and $0.8 million in 2004. As a result of the Andrx Acquisition, ANCIRC became 100% owned and results of operations have been included in the Company’s Condensed Consolidated Financial Statements subsequent to the date of the Andrx Acquisition.

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

NOTE 7—Goodwill, Product Rights and Other Intangibles

Goodwill for the Company’s reporting units consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Brand pharmaceutical products	$368,105	$368,105
Generic pharmaceutical products	433,774	87,490
Distributed products	88,598	—
Total goodwill	$890,477	$455,595

The increase in goodwill in 2006 is due to goodwill resulting from the acquisition of Sekhsaria ($24.7 million) and the Andrx Acquisition ($410.2 million).

Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Intangibles with definite lives
Product rights and other related intangibles	$1,282,899	$1,269,513
Core technology	52,500	—
Customer relationships	49,100	—
	1,384,499	1,269,513
Less accumulated amortization	(681,415)	(517,705)
	703,084	751,808
Intangibles with indefinite lives
Trade Name	76,200	—
Total product rights and other intangibles, net	$779,284	$751,808

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

The Company continually evaluates the appropriateness of useful lives assigned to long-lived assets, including product rights. Watson’s product rights and related intangible assets include the intangible asset related to the Company’s Ferrlecit® product. Regulatory exclusivity on Ferrlecit® expired in August, 2004. Accordingly, in 2005, the Company modified the long range cash flow forecast from the Ferrlecit® product rights to reflect current expectations, recent events and circumstances, including its pending Citizen’s Petitions. In consideration of these modified forecasts, the Company accelerated the amortization of Ferrlecit® product rights beginning in the first quarter of 2005 and will continue accelerated amortization until the rights are fully amortized in December 2007.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $176.6 million in 2007, $65.7 million in 2008, $62.0 in 2009, $55.0 million in 2010 and $48 million in 2011. The Company’s current product rights and related intangibles have a weighted average remaining useful life of approximately nine years.

For additional information on acquisitions of intangibles, see Note 4—Acquisitions.

NOTE 8—Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Senior Credit Facility, due 2011, bearing interest at LIBOR plus 0.75%	$650,000	$—
CODES, face amount of $575 million, due 2023, net of unamortized discount	574,125	573,849
Senior unsecured notes, 7.125% (“1998 Senior Notes”), face amount of $14 million, net of unamortized discount	—	14,054
Other notes payable	7,079	32
	1,231,204	587,935
Less: Current portion	107,059	—
Total long-term debt	$1,124,145	$587,935

Senior Credit Facility

In November 2006, we entered into the Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks. The Senior Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500 million revolving credit facility (“Revolving Facility”) and a $650 million senior term loan facility (“Term Facility”). The Senior Credit Facility was entered into in connection with the Andrx Acquisition.

The Senior Credit Facility has a five year term and will bear interest equal to LIBOR plus 0.75% (subject to certain adjustments)  The indebtedness under the Senior Credit Facility is guaranteed by Watson’s material domestic subsidiaries. The remainder under the Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. The terms of the Senior Credit Facility require that the entire amount under the Term Facility be drawn on the closing date of the Andrx Acquisition. Quarterly principal payments of $25 million will be required on the Term Facility, under the terms of the Senior Credit Facility, beginning March 31, 2007 (with certain exceptions) with the remainder due on maturity. Indebtedness under the Senior Credit Facility may be pre-payable, and commitments reduced at the election of Watson without premium (subject to certain conditions). As of December 31, 2006, the Company had not drawn any funds from the Revolving Facility and $650 million was outstanding on the Term Facility.

Under the terms of the Senior Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of December 31, 2006, were in compliance with financial and operation covenants under the terms of the Credit Facility. The agreement currently contains the following financial covenants:

•       maintenance of a minimum net worth of at least $1.32 billion;

•       maintenance of a maximum leverage ratio not greater than 3.25 to 1.0; and

•       maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At December 31, 2006, our net worth was $1.68 billion, and our leverage ratio was 2.72 to 1.0.  Our interest coverage ratio for the year ended December 31, 2006 was 7.7 to 1.0.

Under the Senior Credit Facility, interest coverage ratio, with respect to any financial covenant period, is defined as the ratio of EBITDA for such period to interest expense for such period. The leverage ratio, for any financial covenant period, is defined as the ratio of the outstanding principal amount of funded debt for the borrower and its subsidiaries at the end of such period, to EBITDA for such period. EBITDA under the Credit Facility, for any covenant period, is defined as net income plus (1) depreciation and amortization, (2) interest expense, (3) provision for income taxes, (4) extraordinary or unusual losses, (5) non-cash portion of nonrecurring losses and charges, (6) other non-operating, non-cash losses, (7) minority interest expense in respect of equity holdings in affiliates, (8) non-cash expenses relating to stock-based compensation expense and (9) any one-time charges related to the Andrx Acquisition; minus (1) extraordinary gains, (2) interest income and (3) other non-operating, non-cash income.

CODES

In March 2003, the Company issued $575 million of CODES. The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%, excluding changes in the fair value of the contingent interest derivative.  At December 31, 2006 and 2005, the unamortized discount for the CODES was $0.9 million and $1.2 million, respectively.

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES. The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum. This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Condensed Consolidated Balance Sheets in other long-term liabilities. The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES. Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense. The current value of the embedded derivative was $0.3 million and $0.9 million at December 31, 2006 and 2005, respectively.

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

Credit Facility

In May 2003, we entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “2003 Credit Facility”) for working capital and other general corporate purposes. On September 8, 2005, we entered into a Second Amendment to the 2003 Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended. On March 6, 2006, we entered into a Third Amendment to the 2003 Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock. Watson’s assets generally are held by, and its operations generally are conducted through its subsidiaries. Within the meaning of Regulation S-X, Rule 3-10, the Company has no assets or operations independent of its subsidiaries. Under the terms of the Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. In order to provide subsidiary guarantees in connection with the 2003 Credit Facility, we were required to issue similar guarantees to the 1998 Senior Note holders. The subsidiary guarantees related to both the Credit Facility and the 1998 Senior Notes are full and unconditional, on a joint and several basis, and are given by all subsidiaries other than minor subsidiaries. On November 3, 2006, in connection with entering into a new credit facility (see discussion above), we terminated our 2003 Credit Facility.

Annual maturities of long-term debt are as follows: $107 million in 2007, $100 million in 2008, $100 million in 2009, $0 in 2010, $350 million in 2011 and $575.0 million thereafter.

NOTE 9—Business Restructuring Charges and Facility Impairment Charges

Impairment of Puerto Rico Facility—Assets Held and Used

During the fourth quarter of 2005, the Company recognized an impairment charge relating to the planned closure of its solid dosage manufacturing facility in Puerto Rico as part of an ongoing effort to optimize the capacity utilization the Company’s manufacturing operations. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company conducted an impairment analysis of the Puerto Rico facility and certain property and equipment located in China to determine if the carrying value was recoverable. Our analysis indicated an impairment charge of $25.1 million was required to reduce the fair value of the Puerto Rico facility to its estimated current market value of $15.6 million and to write down certain property and equipment located in China. Fair value was based on third party offers to sell similar properties, recent transactions by the Company or market values for comparable properties, if available. The Company is in the process of winding down operations at its Humacao, Puerto Rico facility after having transferred product manufacturing to its Carmel, New York and Corona, California sites.

In the year ended December 31, 2006, we recognized an additional $3.3 million impairment charge primarily relating to our Puerto Rico facility.

Business Restructuring Charges

As indicated above, the Company commenced efforts to reduce its cost structure during the fourth quarter of 2005 with the planned closure of our manufacturing facility in Puerto Rico. Additional steps to optimize our manufacturing operations and other operations taken during 2006 included the announcement in March 2006 to divest our injectable manufacturing facility located in Phoenix, Arizona and the consolidation of certain research and development facilities. Total charges related to our business restructuring and facility rationalization activities for 2006 consisted of the following:

				Balance at
	Costs	Cash	Non-cash	December 31,
	Incurred	Payments	Adjustments	2006
	(in thousands)
Cost of sales
Severance and retention	$14,807	$(2,942)	$—	$11,865
Product transfer costs	4,825	(3,184)	—	1,641
Inventory provisions	2,075	—	(2,075)	—
	21,707	(6,126)	(2,075)	13,506
Operating expenses
Research and development	3,724	(1,312)	(67)	2,345
Loss on impairment	3,283	—	(3,283)	—
	7,007	(1,312)	(3,350)	2,345
Total restructuring and impairment charges	$28,714	$(7,438)	$(5,425)	$15,851

Product transfer costs consist of consulting and shipping costs to transfer product to other facilities. Research and development costs included severance, retention and accrued future obligations on non-cancelable leases. Total restructuring and impairment costs incurred in the fourth quarter of 2006 totaled $16.1 million.

NOTE 10—Income Taxes

The Company’s income before provision for income taxes was generated from the United States and international operation as follows:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Earnings (loss) before income taxes:
U.S.	$(417,145)	$211,144	$232,900
Foreign	6,196	8,790	2,663
Earnings before income taxes	$(410,949)	$219,934	$235,563

The Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Current provision:
Federal	$53,315	$76,235	$62,905
State	3,853	7,500	8,430
Foreign	1,576	2,810	747
Total current provision	58,744	86,545	72,082
Deferred provision (benefit):
Federal	(25,492)	(4,842)	12,215
State	1,946	(326)	1,248
Foreign	(1,142)	—	—
Total deferred provision (benefit)	(24,688)	(5,168)	13,463
Total provision for income taxes	$34,056	$81,377	$85,545

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $0.9 million, $3.4 million, and $6.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2006	2005	2004
Federal income tax at statutory rates	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	0.9%	2.9%	2.3%
IPR&D	42.4%	—	—
Charitable contributions	(0.4)%	(1.6)%	(2.7)%
Valuation allowance	1.6%	1.0%	0.6%
Favorable tax authorities outcome	(1.3)%	—	—
Other	0.1%	(0.3)%	1.1%
Effective income tax rate	8.3%	37.0%	36.3%

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Benefits from net operating loss carryforwards	$13,488	$11,666
Benefits from charitable contribution carryforwards	10,808	13,273
Benefits from tax credit carryforwards	10,769	3,955
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	132,990	94,369
Property, equipment and intangible assets	(169,327)	(97,655)
Investments in joint ventures	(40)	(966)
Non-compete agreement	—	1,512
Share-based compensation	3,189	593
Deferred intercompany Profit	1,119	1,680
Unrealized holding gains on securities	(494)	419
Other	(26,251)	(33,849)
Total deferred tax liability, gross	(23,749)	(5,003)
Less valuation allowance	(11,949)	(5,265)
Total deferred tax liability, net	$(35,698)	$(10,268)

The Company had net operating loss (“NOL”) carryforwards at December 31, 2006 of approximately $3.3 million for federal income tax purposes and an aggregate of approximately $191.2 million for state income tax purposes. A valuation allowance has been established due to the uncertainty of realizing certain NOL carryforwards. The valuation allowance, which consists primarily of state NOL’s, was increased in 2006 by state NOL carryforwards which may not be realizable due to changes in future business operations. Additionally, restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carryforwards available to offset future taxable income is subject to limitation. The Company also has research tax credit carryforwards, capital loss carryforwards, and minimum tax credits of $10.8 million. The annual NOL utilization may be further limited if additional changes in ownership occur. The NOL and credit carryforwards will begin to expire in 2007 if not utilized. The charitable contribution carryforwards of approximately $28 million will begin to expire in 2009 if not utilized. During the fourth quarter of 2006 Watson closed several audits in various tax jurisdictions which resulted in a net decrease in the tax contingency reserve of $5.3 million dollars.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48) and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, derecognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company will be required to adopted  FIN 48 as of January 1, 2007. If there are changes in the net assets of the Company as a result of the application of FIN 48, the cumulative effects, if any, will be recorded as an adjustment to retained earnings. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect on its earnings or financial position.

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

Deferred income taxes have not been provided on the undistributed earnings of certain of the Company’s foreign subsidiaries of approximately $11.1 million as of December 31, 2006. These amounts have been indefinitely reinvested. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

NOTE 11—Stockholders’ Equity

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

ESPP

An ESPP was established for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of Watson common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 15% of their compensation during any offering period for common stock purchases, subject to certain limitations. The ESPP was implemented on January 1, 2002 and is qualified under Section 423 of the Internal Revenue Code. The Board authorized an aggregate of 700,000 shares of the Company’s common stock for issuance under the ESPP. As of December 31, 2006, a total of 561,559 shares have been issued under the plan. On June 29, 2005 the Compensation Committee of the Board terminated the ESPP effective January 1, 2006.

Stock option plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders that authorize the granting of options to purchase the Company’s common shares subject to certain conditions. At December 31, 2006, the Company had reserved 14.6 million of its common shares for issuance upon exercise of options granted or to be granted under these plans and for restricted stock grants (see discussion below). The options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

A summary of the Company’s stock option plans consisted of the following:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(000’s)	Price	Term (Years)	Value (000’s)
Outstanding, December 31, 2003	12,858	$36.14
Granted	2,428	31.21
Exercised	(1,247)	22.80
Cancelled	(1,952)	39.49
Outstanding, December 31, 2004	12,087	36.05
Granted	1,073	32.54
Exercised	(1,007)	24.29
Cancelled	(959)	36.17
Outstanding, December 31, 2005	11,194	36.76
Granted	883	26.42
Exercised	(313)	18.73
Cancelled	(779)	37.60
Outstanding, December 31, 2006	10,985	$36.39	5.6	$1,338
Vested and expected to vest at December 31, 2006	10,373	$36.84	5.4	$1,255
Options exercisable at December 31, 2006	8,219	$38.98	4.7	$936

As of December 31, 2006, the Company had $9.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.6 years. Total intrinsic value of options exercised in 2006 was $2.3 million.

The following table summarizes information about stock options outstanding at December 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average
	Options	Remaining	Weighted Average	Options	Weighted Average
Range of Exercise Prices	(000’s)	Life in Years	Exercise Price	(000’s)	Exercise Price
$16.56 to $28.01	2,884	6.9	$26.30	1,314	$26.20
$28.03 to $35.11	3,096	6.0	$30.49	1,964	$29.96
$35.24 to $45.87	2,792	4.7	$40.24	2,728	$40.33
$45.88 to $69.33	2,213	4.3	$52.91	2,213	$52.91
Total	10,985	5.6	$36.39	8,219	$38.98

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

A summary of the changes in restricted stock grants during the year ended December 31, 2006 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
Restricted shares outstanding at December 31, 2005	315.5	$34.43	2.3	$10,863
Granted	310.8	26.60		8,266
Vested	(5.0)	30.05		(150)
Cancelled	(52.5)	33.69		(1,768)
Restricted shares outstanding at December 31, 2006	568.8	$30.26	1.9	$17,211

As of December 31, 2006, the Company had $7.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 1.9 years.

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

NOTE 12—Operating Segments

Watson has three reportable operating segments: Generic, Brand and Distribution. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products. The Company sells its Brand and Generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores in the U.S.. Following the Andrx Acquisition, a third operating segment was added representing the Anda distribution business. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices in the U.S.. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distributed segment operating results are included in Watson results since the date of the Andrx Acquisition and exclude Watson Generic and Brand products, which are included in their respective segment results.

Prior to July 1, 2004, the Brand products segment included the Company’s lines of Women’s Health, General Products and Nephrology products. Following a formal realignment of our business strategy announced in June 2004, the Company refocused operational resources on three core business areas: Specialty Products, Nephrology and Generic products. The Brand business segment includes products serving the specialty markets in urology and nephrology. The realignment combines the bulk of the Company’s oral contraceptive products (formerly in the Women’s Health division) with certain other generic products (formerly in the General Products division) in an expanded Generic business segment. Following the realignment, products formerly included in Women’s Health and General Products that have not been included within the expanded Generic business segment are included within the Specialty Products group as part of the Brand segment. All segment results have been presented to reflect this realignment. As of January 1, 2005, the Company began to evaluate segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct research and development expenses and selling and marketing expenses. The Company has not reported depreciation expense, total assets, capital expenditures or allocated corporate general and administrative expenses, amortization, in-process research and development or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level. Segment financial data for all periods presented reflect this change in evaluating the associated segment results.

The accounting policies of the operating segments are the same as those described in Note 2—Summary of Significant Accounting Policies. The “other” classification for the years ended December 31, 2005 and 2004 consisted primarily of royalties and revenues from research, development and licensing fees. Beginning in 2006, the “other” classification within the Generic segment includes commission revenue earned as a sales agent of Cephalon, Inc., from the sale of Fentanyl Citrate. Also beginning in 2006, the “other” classification within the Brand segment includes deferred revenue related to certain contract manufacturing arrangements as a result of the Andrx Acquisition.

Segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments consisted of the following:

	Years Ended December 31,
	2006	2005	2004
Generic Segment
Product sales	$1,501,251	$1,242,584	$1,239,420
Other	15,559	4,357	18,591
Net revenues	1,516,810	1,246,941	1,258,011
Cost of sales (excludes amortization)	1,059,234	760,845	743,822
Gross profit	457,576	486,096	514,189
Gross margin	30.2%	39.0%	40.9%
Research and development	83,551	80,879	69,269
Selling and marketing	52,882	48,914	43,199
Generic Contribution	$321,143	$356,303	$401,721
Contribution margin	21.2%	28.6%	31.9%
Brand Segment
Product sales	$354,070	$389,545	$363,795
Other	15,402	9,717	18,745
Net revenues	369,472	399,262	382,540
Cost of sales (excludes amortization)	92,184	91,569	76,972
Gross profit	277,288	307,693	305,568
Gross margin	75.0%	77.1%	79.9%
Research and development	47,472	44,384	64,952
Selling and marketing	112,258	113,428	150,011
Brand Contribution	$117,558	$149,881	$90,605
Contribution margin	31.8%	37.5%	23.7%
Distribution Segment
Product sales	$92,796
Other	166
Net revenues	92,962
Cost of sales (excludes amortization)	82,065
Gross profit	10,897
Gross margin	11.7%
Research and development	—
Selling and marketing	8,409
Distribution Contribution	$2,488
Contribution margin	2.7%
Total Segment Contribution	$441,189	$506,184	$492,326
Corporate general and administrative	131,511	98,657	107,999
Amortization	163,710	163,939	72,287
In-process research and development	497,800	—	—
Loss on impairment	70,264	25,076	46,100
Operating (loss) income	$(422,096)	$218,512	$265,940
Operating margin	(21.3%)	13.3%	16.2%

The Company’s Generic and Brand segment net product sales are represented by the sale of products in the following therapeutic categories for the years ended December 31,:

	2006	2005	2004
	(in thousands)
Central nervous system	$705,787	$553,023	$561,491
Nephrology	173,783	184,033	173,706
Hormones and synthetic substitutes	459,415	471,078	454,721
Cardiovascular	218,205	134,538	139,866
Other	298,131	289,457	273,431
	$1,855,321	$1,632,129	$1,603,215

NOTE 13—Related Parties

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

NOTE 14—Commitments and Contingencies

Facility and Equipment Leases

The Company has entered into operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2006, 2005 and 2004 was $11.5 million, $10.6 million and $10.9 million, respectively.

At December 31, 2006, future minimum lease payments under all non-cancelable operating leases are approximately $19.5 million in 2007, $17.3 million in 2008, $15.2 million in 2009, $11.6 million in 2010, $9.6 million in 2011 and $78.1 million thereafter.

Employee Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all employees. The Company contributes to the plans based upon the employee contributions. Watson’s contributions to these retirement plans were $6.9 million, $6.3 million and $7.4 million in the years ended December 31, 2006, 2005 and 2004, respectively. The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

Legal Matters

Phen-fen litigation.   Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (“Rugby”) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of February 26, 2007, approximately 27 cases, with a total of approximately 187 plaintiffs, were pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (“Aventis”, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi Aventis) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company. Additionally, Watson may have recourse against the manufacturing defendants in these cases.

Cipro® Litigation.   Beginning in July 2000, a number of suits were filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. As of March 8, 2006, approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York ( In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383 ). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiff purchasers and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. The defendants have moved to transfer the appeal to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. The plaintiffs have opposed the motion to transfer. As of February 26, 2007, the appellate court had not ruled on the motion or the pending appeal. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro® .. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in New York have dismissed the actions. Plaintiffs have sought leave to appeal the dismissal of the New York action. In Wisconsin, the plaintiffs appealed and on May 9, 2006, the appellate court reversed the order of dismissal. On June 8, 2006, the defendants filed a petition for review in the Wisconsin Supreme Court. On July 26, 2006, the Wisconsin Supreme Court granted the petition for review. The Court heard oral argument on the petition on December 12, 2006. As of Feburary 26, 2007, the Court had not ruled on the petition. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego ( In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220 ), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On April 13, 2005, the Superior Court granted the parties’ joint application to stay the California case pending the outcome of the appeal of the consolidated case. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

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

Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided into two groups. The Company and its named subsidiaries are contained in a large group of defendants that is currently awaiting a ruling on the plaintiffs’ request for certification of classes of plaintiffs to maintain a class action against the drug company defendants. Certain other defendants, referred to as the “first-tier” defendants, are scheduled to proceed on a more expedited basis, and a trial has been completed with respect to some of the claims against this group of defendants. The defendants in that trial are awaiting the judge’s ruling on their case. The court has granted class certification with respect to the first-tier defendants.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by the Attorneys General of numerous states, including Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Hawaii, Idaho, and South Carolina. State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care,

Civil Action No 98-3032G, Florida Circuit Court in Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case no. 054-2486, Missouri Circuit Court of St. Louis. State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI. State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV-0C-0701847. State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152. State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155. State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH.

These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported Average Wholesale Price or Wholesale Acquisition Cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. These cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served.

The City of New York filed an action in the United States District Court for the Southern District of New York on August 4, 2004, against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and was consolidated with several similar cases filed by individual New York counties. A corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint included as plaintiffs the City of New York and 30 New York counties.  Since the filing of the Consolidated Complaint, cases brought by a total of 14 additional New York counties have been transferred to the District of Massachusetts. The Company is now named as a defendant in cases brought by the City of New York and 44 New York counties, consolidated in the District of Massachusetts case. Additional actions by other states, cities and/or counties are anticipated. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.   In May 2002, Watson reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 ( United States of America v. Watson Laboratories, Inc., and Allen Y. Chao , United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company’s Corona facility. The consent decree applies only to the Corona facility and not other manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with the FDA’s cGMP regulations. Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, January 2005, and January 2006 and January 2007, respectively, the first, second, third, fourth and fifth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 9, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.   Beginning in November 2003, several securities class action lawsuits were commenced in the United States District Court for the Central District of California against Watson and certain of its present and former officers and directors. On February 9, 2004, the federal court issued an order consolidating all of the federal actions (In re: Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM). In addition to the federal consolidated actions, two shareholder derivative actions were filed in California Superior Court for the County of Riverside ( Philip Orlando v. Allen Chao, et al., Case No. 403717; and Charles Zimmerman v. Allen Chao, et al, Case No. 403715 ). These federal and state cases all relate to the drop in the price of the Company’s common stock in November 2001, and allege generally that the Company failed to timely advise investors about matters such as falling inventory valuations, increased competition and manufacturing difficulties, and therefore, the Company’s published financial statements and public announcements during 2000 and 2001 were false and misleading. The shareholder derivative actions were dismissed without prejudice on November 16, 2004. On August 2, 2004, the United States District Court for the Central District of California court granted the defendants’ motion to dismiss the federal consolidated action, and allowed plaintiffs until August 30, 2004 to file an amended complaint. On August 30, 2004, the lead plaintiff in the federal consolidated action notified the court that it did not intend to file an amended complaint in response to the court’s order granting the defendants’ motion to dismiss. On September 2, 2004, the District Court entered a judgment of dismissal in favor of the defendants. On October 1, 2004, one of the non-lead plaintiffs in the consolidated action filed a Notice of Appeal of the dismissal of the action with the United States Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791). The court heard oral argument on the appeal on November 17, 2006. On December 1, 2006, the court ordered appellants to file a new and separate action against defendants within 28 days or show cause why they had not done so. Appellants did not file a new and separate action, responding that such a filing would be time-barred and requesting a ruling on their appeal. As of February 26, 2007, the appellate court had not ruled on the matter. The Company believes that it has substantial meritorious defenses and intends to defend the matters vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Securities Litigation Against Andrx Corporation.   On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of the Andrx’s common stock during the class period (March 9, 2005 through September 5, 2005) in the U.S. District Court for the Southern District of Florida against Andrx Corporation and its then Chief Executive Officer, Thomas Rice ( Jerry Lowry v. Andrx Corporation, et al., Case No. 05-61640). The complaint seeks damages under the Securities Exchange Act of 1934, and alleges that during the class period, Andrx failed to disclose that its manufacturing facilities were not in compliance with current Good Manufacturing Practices (“cGMP”). The complaint further alleges that Andrx’s failure to be cGMP compliant led to the FDA placing Andrx on Official Action Indicated status, which resulted in not being eligible for approvals of Andrx’s Abbreviated New Drug Applications. On July 24, 2006, the defendants moved to dismiss the action. On December 8, 2006, the court granted in part and denied in part the defendants’ motion to dismiss. Discovery is ongoing. Though we are not in a position to determine the ultimate outcome of this matter, an adverse determination of this action could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Naproxen Sodium (Naprelan).   In October 1998, Elan Corporation Plc sued Andrx in the United States District Court for the Southern District of Florida, alleging that Andrx’s pending ANDA for a generic version of Elan’s Naprelan® infringed Elan’s patent No. 5,637,320. ( Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 98-7164). In March 2002, the District Court issued an order that Elan’s patent was invalid, and in September 2002, Andrx commenced selling the 500mg strength of naproxen sodium, its generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for consideration of the March 2002 order invalidating its patent, and (ii) Andrx’s motion asking the District Court for a ruling on its non-infringement defenses. Both parties appealed that March 2003 decision. ( Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 03-1354). On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether Andrx’s product infringes the Elan patent. On July 12, 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction, and the District Court instructed the parties to file briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals decision. The parties filed their briefs and are awaiting the court’s decision.

In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of Andrx’s sale of its generic version of Naprelan®. ( Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 058-60158). In February 2005, Andrx filed its answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent. This matter has been stayed pending resolution of the infringement action. Andrx has sold and is continuing to sell its generic version of the 500mg strength of Naprelan®. Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Mallinckrodt Claim.   On February 17, 2006, Andrx filed a complaint against Mallinckrodt in the U.S. District Court for the Southern District of Florida. (Andrx Therapeutics, Inc v. Mallinckrodt, Inc.., Case No. 06-60210). The complaint results from a dispute over certain agreements, including a supply and marketing agreement entered into between Andrx and Mallinckrodt. The complaint seeks to establish the parties’ rights under the agreements, a judgment declaring that the agreements are still in force and that Andrx has not defaulted in its obligations. In the alternative, Andrx seeks a judgment for either breach of contract for anticipatory repudiation or for breach of duty of good faith. On March 10, 2006, Mallinckrodt filed suit against Andrx in state court in Missouri, arising from the same dispute referenced above. (Mallinckrodt, Inc. v. Andrx Laboratories, Inc., et al., Case No. 06-1000). In its suit, Mallinckrodt alleges breach of contract, breach of implied covenant of good faith and fair dealing and seeks damages of $9.5 million, along with a declaratory judgment and injunctive relief. This matter is set for trial on May 21, 2007.

Department of Health and Human Services Subpoena.   In December 2003, the Company’s subsidiary, Watson Pharma, received a subpoena from the Office of the Inspector General (“OIG”) of the Department of Health and Human Services. The subpoena requested documents relating to physician meetings conducted during 2002 and 2003 related to Watson Pharma’s Ferrlecit® intravenous iron product. Watson Pharma provided the requested documents and has not been contacted again by the OIG for several years. However, the Company cannot predict what additional actions, if any, may be taken by the OIG, Department of Health and Human Services, or other governmental entities.

Hormone Replacement Therapy Litigation.   Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. As of February 26, 2007, approximately ninety cases were pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 815 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507 ). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 15—Subsequent Events

GlaxoSmithKline Settlement

On February 12, 2007, the Company announced a settlement with GlaxoSmithKline on a patent infringement lawsuit filed by Andrx in December 2005.  The lawsuit, filed in the U.S. District Court for the Southern District of Florida, alleged that GlaxoSmithKline’s Wellbutrin XL® (bupropion hydrochloride) extended release tablets 150mg infringed Andrx’s U.S. patent 6,905,708 (the “708 Patent”).  Under the terms of the settlement, Andrx will receive a one-time payment of $35 million, which has been accounted for in the Andrx Acquisition purchase price allocation, and has granted GlaxoSmithKline a royalty-bearing license to the 708 Patent.

Principal Payment on Term Facility

On February 15, 2007, the Company made a $100 million pre-payment on the Term Facility under the terms of the Senior Credit Facility.  The Company entered into the Senior Credit Facility in November 2006 to provide partial financing of the Andrx Acquisition.  Prior to the $100 million pre-payment, the total outstanding principal under the Senior Credit Facility was $650 million.  As a result of this pre-payment, our results for the first quarter of 2007 will reflect a $1.8 million non-cash charge for debt repurchase charges.  Additional quarterly $25 million principal payments will be required on the Term Facility, under the terms of the Senior Credit Facility beginning March 21, 2007.

Schedule II

Watson Pharmaceuticals, Inc.
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004

	Balance at beginning of period	Charged to costs and expenses	Deductions/ Write-offs	Other*	Balance at end of period
	(in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2006	$950	659	(665)	$4,970	$5,914
Year ended December 31, 2005	1,139	(101)	(88)	—	950
Year ended December 31, 2004	3,398	(1,646)	(613)	—	1,139
Inventory reserves:
Year ended December 31, 2006	28,905	29,777	(36,226)	35,812	58,268
Year ended December 31, 2005	34,724	42,192	(48,011)	—	28,905
Year ended December 31, 2004	31,855	62,840	(59,971)	—	34,724
Tax valuation allowance:
Year ended December 31, 2006	5,265	6,684	—	—	11,949
Year ended December 31, 2005	3,174	2,091	—	—	5,265
Year ended December 31, 2004	1,685	1,489	—	—	3,174

*                    Represents opening balances of businesses acquired in the period.

*

SUPPLEMENTARY DATA (UNAUDITED)
(In thousands, except per share data)

Selected unaudited quarterly consolidated financial data, which has been restated to account for our investment in Andrx under the equity method of accounting (ranging from ($58) to $184, net of tax), in any given period and thus no reconciliation has been presented), where applicable, and market price information are shown below:

		For Three Month Periods Ended
		Dec. 31,	Sept. 30,	June 30,	Mar. 31,
		2006	2006	2006	2006
	Net revenues	$621,162	$440,493	$510,356	$407,233
	Cost of sales	409,973	257,896	330,860	234,754
	Gross profit	211,189	182,597	179,496	172,479
	Operating expenses	686,883	133,306	209,981	137,687
	Provision (benefit) for income taxes	7,759	20,460	(9,527)	15,364
	Net (loss) income, as restated	$(488,961)	$34,393	$(15,611)	$25,174
	Basic (loss) earnings per share, as restated	$(4.80)	$0.34	$(0.15)	$0.25
	Diluted (loss) earnings per share, as restated	$(4.80)	$0.31	$(0.15)	$0.23
Market price per share:	High	$27.33	$27.17	$30.48	$35.27
	Low	$24.31	$21.35	$22.86	$27.90

		For Three Month Periods Ended
		Dec. 31,	Sept. 30,	June 30,	Mar. 31,
		2005	2005	2005	2005
	Net revenues	$418,813	$410,296	$416,266	$400,828
	Cost of sales	223,442	210,809	211,213	206,950
	Gross profit	195,371	199,487	205,053	193,878
	Operating expenses	165,323	136,115	140,712	133,127
	Provision for income taxes	11,175	23,289	24,036	22,877
	Net income, as restated	$20,128	$39,142	$40,490	$38,797
	Basic earnings per share, as restated	$0.20	$0.38	$0.38	$0.36
	Diluted earnings per share, as restated	$0.19	$0.35	$0.35	$0.33
Market price per share:	High	$36.93	$36.75	$31.99	$32.60
	Low	$32.04	$28.20	$28.47	$27.99