Form 10-Q
period 2007-03-31
WATSON PHARMACEUTICALS INC
filed 2007-05-09
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares outstanding of the Registrant’s only class of common stock as of May 3, 2007 was approximately 102,530,000.

WATSON PHARMACEUTICALS, INC.
TABLE OF CONTENTS
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$73,550	$154,171
Marketable securities	8,981	6,649
Accounts receivable, net	375,608	384,692
Inventories	492,345	517,236
Prepaid expenses and other current assets	63,130	86,115
Deferred tax assets	88,055	112,813
Total current assets	1,101,669	1,261,676
Property and equipment, net	696,119	697,415
Investments and other assets	73,497	76,377
Deferred tax assets	63,351	55,348
Product rights and other intangibles, net	735,503	779,284
Goodwill	875,443	890,477
Total assets	$3,545,582	$3,760,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$429,112	$516,875
Income taxes payable	—	46,773
Current portion of long-term debt	5,479	107,059
Deferred revenue	17,048	19,222
Total current liabilities	451,639	689,929

Long-term debt	1,074,210	1,124,145
Deferred revenue	57,209	58,086
Other long-term liabilities	8,358	4,169
Other taxes payable	45,328	—
Deferred tax liabilities	194,962	203,860
Total liabilities	1,831,706	2,080,189

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	369	369
Additional paid-in capital	941,903	937,308
Retained earnings	1,070,317	1,041,638
Accumulated other comprehensive income	1,287	1,073
Treasury stock, at cost	(300,000)	(300,000)
Total stockholders’ equity	1,713,876	1,680,388
Total liabilities and stockholders’ equity	$3,545,582	$3,760,577

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
		Restated

Net revenues	$671,605	$407,233
Cost of sales (excludes amortization, presented below)	424,720	234,754
Gross profit	246,885	172,479

Operating expenses:
Research and development	37,808	29,837
Selling and marketing	55,163	41,913
General and administrative	48,055	24,837
Amortization	43,933	41,100
Total operating expenses	184,959	137,687
Operating income	61,926	34,792

Other income (expense):
Loss on early extinguishment of debt	(2,729)	(720)
Interest income	2,929	6,252
Interest expense	(13,876)	(3,301)
Other income	3,403	3,515
Total other (expense) income, net	(10,273)	5,746

Income before income taxes	51,653	40,538
Provision for income taxes	20,041	15,364
Net income	$31,612	$25,174

Earnings per share:
Basic	$0.31	$0.25
Diluted	$0.29	$0.23

Weighted average shares outstanding:
Basic	101,928	101,615
Diluted	116,612	116,541

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2007	2006
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,612	$25,174
Reconciliation to net cash provided by operating activities:
Depreciation	18,029	12,074
Amortization	43,933	41,100
Deferred income tax provision (benefit)	250	(18,101)
Provision for inventory reserve	11,427	5,484
Restricted stock and stock option compensation	3,402	2,850
Losses (earnings) on equity method investments	(1,439)	285
Gain on sale of securities	(1,789)	(3,695)
Loss on early extinguishment of debt	2,729	720
Tax benefits from employee stock plans	66	185
Mark to market on derivative	23	(453)
Other	369	(879)
Changes in assets and liabilities (net of acquisition of business):
Accounts receivable, net	12,083	64,440
Inventories	9,063	(23,698)
Prepaid expenses and other current assets	32,222	1,698
Accounts payable and accrued expenses	(83,596)	(4,524)
Deferred revenue	(1,792)	(1,253)
Income taxes payable	10,319	34,129
Other assets	1,328	174
Total adjustments	56,627	110,536
Net cash provided by operating activities	88,239	135,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(16,744)	(9,600)
Acquisition of product rights	(153)	(165)
Acquisition of business, net of cash acquired	—	(29,578)
Proceeds from sale of marketable equity securities	699	893
Proceeds from sale of investments	—	4,695
Additions to marketable securities	(1,099)	(898)
Additions to long-term investments	(1,144)	(12,500)
Other investing activities, net	115	(16)
Net cash used in investing activities	(18,326)	(47,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term debt	(151,661)	—
Principal payments on acquisition liabilities	—	(3)
Proceeds from stock plans	1,127	3,745
Net cash (used in) provided by financing activities	(150,534)	3,742
Net (decrease) increase in cash and cash equivalents	(80,621)	92,283
Cash and cash equivalents at beginning of period	154,171	467,451
Cash and cash equivalents at end of period	$73,550	$559,734

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — GENERAL

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying Condensed Consolidated Financial Statements.  The year end balance sheet was derived from the audited financial statements.  The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented.  Unless otherwise noted, all such adjustments are of a normal, recurring nature.  Certain reclassifications, none of which affected net income or retained earnings, have been made to prior period amounts to conform to current period presentation.  The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods or for the full year.

Merger Agreement with Andrx Corporation

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

Prior to the Andrx Acquisition the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as accumulated other comprehensive income within stockholders’ equity, net of any related tax effect.  As required by Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), earnings (loss) on equity method investments has been restated for the three months ended March 31, 2006 to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).  Accumulated other comprehensive income has also been restated for the three months ended March 31, 2006 to reflect these changes.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  Watson’s other comprehensive income is comprised of unrealized (losses) gains on its holdings of publicly traded debt and equity securities, net of realized (losses) gains included in net income and foreign currency translation adjustments.  The components of comprehensive income including attributable income taxes consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006
		Restated
Net income	$ 31,612	$ 25,174

Other comprehensive income:
Unrealized (loss) gain on securities	(10)	1,125
Less related income taxes	4	(426)
Total unrealized (loss) gain on securities, net	(6)	699

Translation gains	218	165
Total other comprehensive income	212	864
Total comprehensive income	$ 31,824	$ 26,038

Preferred and Common Stock

As of March 31, 2007 and December 31, 2006, 2,500,000 shares of no par value per share preferred stock were authorized, with none issued.  As of March 31, 2007 and December 31, 2006, 500,000,000 shares of $0.0033 par value per share common stock were authorized, with 111,901,000 and 111,867,000 shares issued and 102,502,000 and 102,467,000 outstanding, respectively.  Of the issued shares, 9,399,800 shares were held as treasury shares as of March 31, 2007 and December 31, 2006, respectively.

On February 15, 2006, the Company’s Board of Directors authorized the expenditure of $300.0 million to repurchase shares of the Company’s outstanding common stock (the “2006 Repurchase Program”).  No common stock was repurchased under the 2006 Repurchase Program which expired on February 15, 2007.

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

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total

Balance at December 31, 2005	$ 139,605	$ 128,293	$ 45,293	$ 12,094	$ 325,285
First quarter 2006 provision	255,933	90,199	38,771	15,479	400,382
Credits and payments	(258,087)	(110,058)	(46,868)	(16,058)	(431,071)
Balance at March 31, 2006	137,451	108,434	37,196	11,515	294,596
Add: Andrx opening balances	15,911	27,667	8,992	1,601	54,171
Provision related to three quarters ended December 31, 2006	934,521	331,201	134,438	55,206	1,455,366
Credits and payments	(923,403)	(286,764)	(138,137)	(54,250)	(1,402,554)
Balance at December 31, 2006	164,480	180,538	42,489	14,072	401,579
First quarter 2007 provision	291,831	122,766	56,133	18,436	489,166
Credits and payments	(321,751)	(124,215)	(33,960)	(16,894)	(496,820)
Balance at March 31, 2007	$ 134,560	$ 179,089	$ 64,662	$ 15,614	$ 393,925

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

	Three months ended March 31,
	2007	2006
		Restated

Earnings per share - basic
Net income	$ 31,612	$ 25,174

Basic weighted average common shares outstanding	101,928	101,615

Earnings per share - basic	$ 0.31	$ 0.25

Earnings per share - assuming dilution
Net income	$ 31,612	$ 25,174
Add: Interest expense on CODES, net of tax	1,943	1,675
Net income, adjusted	$ 33,555	$ 26,849

Basic weighted average common shares outstanding	101,928	101,615
Effect of dilutive securities:
Conversion of CODES	14,357	14,357
Dilutive stock options	327	569
Diluted weighted average common shares outstanding	116,612	116,541

Earnings per share - diluted	$ 0.29	$ 0.23

Stock awards to purchase 10.1 million and 7.9 million common shares for the three month periods ended March 31, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.  FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  As a result of the adoption of FIN 48, the Company recorded a $2.9 million increase in the liability for unrecognized tax benefits resulting in a decrease to the January 1, 2007 retained earnings balance of $2.9 million (for additional information on the adoption of FIN 48, see NOTE 9 — INCOME TAXES).

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing this statement and has not yet determined the impact on its consolidated financial statements.

NOTE 2 — SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values.

Stock Option Plans

As a result of adopting SFAS 123R, the Company’s operating income and income before income tax provision was reduced by $1.8 million and net income was reduced by $1.1 million ($0.01 per basic share, $0.01 per diluted share) for the three months ended March 31, 2007, related to the Company’s employee stock option plans.  For the three months ended March 31, 2006, the Company’s operating income and income before income tax provision was reduced by $1.8 million and net income was reduced by $1.1 million ($0.02 per basic share, $0.01 per diluted share), related to the Company’s employee stock option plans.  Total stock option cost capitalized as part of inventory was $0.5 million and $0.3 for three months ended March 31, 2007 and 2006, respectively.

A summary of the changes in the Company’s stock option plans during the three months ended March 31, 2007 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2006	10,985	$ 36.39
Granted	37	28.07
Exercised	(48)	23.40
Cancelled	(405)	33.94
Outstanding at March 31, 2007	10,569	$ 36.51	5.3	$ 1,650

Vested and expected to vest at March 31, 2007	9,991	$ 36.96	5.1	$ 1,489

Options exercisable at March 31, 2007	8,078	$ 38.94	4.5	$ 941

As of March 31, 2007, the Company had $8.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.5 years.  Total intrinsic value of stock options exercised for the three months ended March 31, 2007 and 2006 was $0.2 million and $0.3 million, respectively.

Restricted Stock

The Company’s operating income and income before income tax provision was reduced by $1.3 million and net income was reduced by $0.8 million ($0.01 per basic share, $0.01 per diluted share) for the three months ended March 31, 2007, related to the Company’s restricted stock plans.  For the three months ended March 31, 2006, the Company’s operating income and income before income tax provision was reduced by $0.5 million and net income was reduced by $0.3 million ($0.00 per basic share, $0.00 per diluted share) related to the Company’s restricted stock plans.  Total restricted stock cost capitalized as part of inventory was $0.5 million and $0.2 million for three months ended March 31, 2007 and 2006, respectively.

A summary of the changes in restricted stock grants during the three months ended March 31, 2007 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Restricted shares outstanding at December 31, 2006	568.8	$ 30.26	1.9	$ 17,211
Granted	12.4	28.07		349
Vested	—	—		—
Cancelled	(26.3)	31.60		(831)
Restricted shares outstanding at March 31, 2007	554.9	$ 30.15	1.7	$ 16,729

As of March 31, 2007, the Company had $6.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 1.7 years.

NOTE 3 — ACQUISITIONS

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

Acquisition of Sekhsaria Chemicals Ltd.

On March 16, 2006, the Company acquired Sekhsaria Chemicals Ltd. (“Sekhsaria”), a private company located in Mumbai, India that provides active pharmaceutical ingredient and finished dosage formulation expertise to the global pharmaceutical industry.  The Company acquired all the outstanding shares of Sekhsaria for approximately $29.5 million plus acquisition costs.  The transaction was accounted for as a purchase in accordance with SFAS No. 141 and accordingly, the tangible assets acquired were recorded at fair value on acquisition date based on reasonable assumptions.

The results of operations of Sekhsaria have been included in the Company’s Condensed Consolidated Financial Statements subsequent to the date of acquisition.

Additional Investment in Scinopharm

The Company holds an equity interest in Scinopharm Taiwan Ltd. (“Scinopharm”).  In January 2006, we made an additional investment in Scinopharm of approximately $12.0 million which increased our ownership share to approximately 31%.  Additionally, we have an option, which expires in October 2007, to acquire an additional 44% interest in Scinopharm at a cost of approximately $80 million.

NOTE 4 — OTHER INCOME (EXPENSE)

Other income (expense) consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006

Earnings (losses) on equity method investments - restated	$1,439	$(285)
Gain on sale of securities	1,789	3,695
Other income	175	105
	$3,403	$3,515

NOTE 5 — OPERATING SEGMENTS

Watson has three reportable operating segments: Generic, Brand and Distribution.  The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer.  This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products.  The Company sells its Brand and Generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores in the U.S.  Following the Andrx Acquisition, a third operating segment was added representing the Anda distribution business.  The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices in the U.S.  Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems.  The Distribution segment operating results are included in Watson results since the date of the Andrx Acquisition and exclude sales by Anda of Watson Generic and Brand products, which are included in their respective segment results.

The “other” revenue classification for the three month period ended March 31, 2007 and 2006 consists primarily of royalties and revenues from research, development and licensing fees.  For the three month period ended March 31, 2007, the “other” classification within the Generic segment includes commission revenue earned as a sales agent, from the sale of fentanyl citrate troche.  Also for the three month period ended March 31, 2007, the “other” classification within the Brand segment includes deferred revenue related to certain contract manufacturing arrangements as a result of the Andrx Acquisition.  Net revenues and segment contribution information for the Company’s Generic, Brand and Distribution segments, consisted of the following:

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	Generic	Brand	Distribution	Total	Generic	Brand	Total

Product sales	$411,475	$90,638	$145,440	$647,553	$321,415	$83,237	$404,652
Other	13,150	10,902	—	24,052	675	1,906	2,581

Net revenues	424,625	101,540	145,440	671,605	322,090	85,143	407,233
Cost of sales (1)	272,623	25,215	126,882	424,720	217,384	17,370	234,754
Gross profit	152,002	76,325	18,558	246,885	104,706	67,773	172,479
Gross margin	36%	75%	13%	37%	33%	80%	42%

Research and development	26,513	11,295	—	37,808	20,495	9,342	29,837
Selling and marketing	14,549	26,411	14,203	55,163	12,938	28,975	41,913
Contribution	110,940	38,619	4,355	153,914	71,273	29,456	100,729
Contibution margin	26%	38%	3%	23%	22%	35%	25%

General and administrative				48,055			24,837
Amortization				43,933			41,100
Operating income				$61,926			$34,792
Operating margin				9%			9%

(1)  Excludes amortization of acquired intangibles including product rights.

NOTE 6 — INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at March 31, 2007 and December 31, 2006 is approximately $35.7 and $34.2 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions.  This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

Raw materials	$105,448	$113,603
Work-in-process	80,700	69,621
Finished goods	306,197	334,012
Total inventories	$492,345	$517,236

NOTE 7 — GOODWILL

Changes in our goodwill balances for the three months ended March 31, 2007 were as follows (in thousands):

	December 31, 2006	Goodwill Adjustment	Foreign Currency Translation	March 31, 2007

Brand pharmaceutical products	$368,105	$(1,800)	$—	$366,305
Generic pharmaceutical products	433,774	(10,347)	(92)	423,335
Distributed products	88,598	(2,795)	—	85,803
Total goodwill	$890,477	$(14,942)	$(92)	$875,443

The $14.9 million decrease in goodwill primarily relates to an adjustment to acquired income tax contingencies.

NOTE 8 — LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 31, 2007	December 31, 2006

Senior Credit Facility, due 2011, bearing interest at LIBOR plus 0.75% (“2006 Credit Facility”)	$500,000	$650,000
CODES, face amount of $575 million, due 2023, net of unamortized discount	574,194	574,125
Other notes payable	5,495	7,079
	1,079,689	1,231,204
Less: Current portion	5,479	107,059
Total long-term debt	$1,074,210	$1,124,145

Senior Credit Facility

During the quarter ended March 31, 2007, the Company prepaid $150 million of the amount outstanding under the Term Facility.  As a result of this pre-payment, our results for the first quarter of 2007 reflect a $2.7 million non-cash charge for debt repurchase charges.  As of March 31, 2007, $500 million is outstanding under the Term Facility.

NOTE 9 — INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FIN 48.  Differences between the amount recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the January 1, 2007 retained earnings balance.  The adoption of FIN 48 decreased the January 1, 2007, balance of retained earnings by $2.9 million. In addition, the Company reclassified tax reserves for which a cash tax payment is not expected in the next twelve months from current to non-current liabilities.

As of the adoption date, the liability for income tax associated with uncertain tax positions was $69.2 million.  This amount is reduced for timing differences and amounts primarily arising from business combinations which, if recognized, would be recorded to goodwill.  The net amount of $32.5 million, if recognized, would favorably affect the Company’s effective tax rate.

As of March 31, 2007, the liability for income tax associated with uncertain tax positions was $46.7 million.  This amount is reduced for timing differences and amounts primarily arising from business combinations which, if recognized, would be recorded to goodwill.  The net amount of $29.3 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense.  At adoption, the Company had accrued $6.5 million of interest and penalties (net of tax benefit) related to uncertain tax positions and, as of March 31, 2007, the Company had accrued $5.4 million of interest and penalties (net of tax benefit) related to uncertain tax positions.

We conduct business globally and, as a result, the company or one or more of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe our reserves for income taxes represent the most probable outcome.  We adjust these reserves, as well as the related interest, in light of changing facts and circumstance.

The Company anticipates that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statute of limitations in the next 12 months.  In the first quarter of 2007, the Company paid $4.8 million (net of tax benefit) in settlement of uncertain tax benefits and accrued interest and penalties.

NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2007 consisted of the following (in thousands):

Stockholders’ equity, December 31, 2006	$1,680,388
Adoption of FIN 48	(2,931)
1,677,457
Common stock issued under employee plans	1,127
Increase in additional paid-in capital for restricted stock and stock option compensation	3,402
Net income	31,612
Comprehensive income	212
Other	66

Stockholders’ equity, March 31, 2007	$1,713,876

NOTE 11 — CONTINGENCIES

Legal Matters

Phen-fen litigation.   Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (“Rugby”) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. As of May 4, 2007, approximately 27 cases, with a total of approximately 187 plaintiffs, were pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (“Aventis”, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi Aventis) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company. Additionally, Watson may have recourse against the manufacturing defendants in these cases.

Cipro® Litigation.   Beginning in July 2000, a number of suits were filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. As of March 8, 2006, approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York ( In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383 ). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiff purchasers and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. The defendants have moved to transfer the appeal to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. The plaintiffs have opposed the motion to transfer. As of February 26, 2007, the appellate court had not ruled on the motion or the pending appeal. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro® . The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in New York have dismissed the actions. Plaintiffs have sought leave to appeal the dismissal of the New York action. In Wisconsin, the plaintiffs appealed and on May 9, 2006, the appellate court reversed the order of dismissal. On June 8, 2006, the defendants filed a petition for review in the Wisconsin Supreme Court. On July 26, 2006, the Wisconsin Supreme Court granted the petition for review. The Court heard oral argument on the petition on December 12, 2006. As of Feburary 26, 2007, the Court had not ruled on the petition. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego ( In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220 ), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On April 13, 2005, the Superior Court granted the parties’ joint application to stay the California case pending the outcome of the appeal of the consolidated case. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

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

The City of New York filed an action in the United States District Court for the Southern District of New York on August 4, 2004, against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and was consolidated with several similar cases filed by individual New York counties. A corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint included as plaintiffs the City of New York and 30 New York counties.  Since the filing of the Consolidated Complaint, cases brought by a total of 14 additional New York counties have been transferred to the District of Massachusetts. The Company is now named as a defendant in cases brought by the City of New York and 44 New York counties, consolidated in the District of Massachusetts case. An additional action raising similar allegations was filed by Orange County, New York, on April 5, 2007, and the Company was served with a copy of the Complaint in that case on April 25, 2007.  (County of Orange v. Abbott Laboratories, Inc., et al., United States District Court for the Southern District of New York, Case No. 07-CV-2777).

Additional actions by other states, cities and/or counties are anticipated. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.   In May 2002, Watson reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 ( United States of America v. Watson Laboratories, Inc., and Allen Y. Chao , United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company’s Corona facility. The consent decree applies only to the Corona facility and not other manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with the FDA’s cGMP regulations. Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, January 2005, and January 2006 and January 2007,

respectively, the first, second, third, fourth and fifth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 9, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued.  From February 20, 2007 through March 9, 2007, the FDA conducted another inspection of the facility.  At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection.  In April 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations.  If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.   Beginning in November 2003, several securities class action lawsuits were commenced in the United States District Court for the Central District of California against Watson and certain of its present and former officers and directors. On February 9, 2004, the federal court issued an order consolidating all of the federal actions (In re: Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM). In addition to the federal consolidated actions, two shareholder derivative actions were filed in California Superior Court for the County of Riverside ( Philip Orlando v. Allen Chao, et al., Case No. 403717; and Charles Zimmerman v. Allen Chao, et al, Case No. 403715 ). These federal and state cases all relate to the drop in the price of the Company’s common stock in November 2001, and allege generally that the Company failed to timely advise investors about matters such as falling inventory valuations, increased competition and manufacturing difficulties, and therefore, the Company’s published financial statements and public announcements during 2000 and 2001 were false and misleading. The shareholder derivative actions were dismissed without prejudice on November 16, 2004. On August 2, 2004, the United States District Court for the Central District of California court granted the defendants’ motion to dismiss the federal consolidated action, and allowed plaintiffs until August 30, 2004 to file an amended complaint. On August 30, 2004, the lead plaintiff in the federal consolidated action notified the court that it did not intend to file an amended complaint in response to the court’s order granting the defendants’ motion to dismiss. On September 2, 2004, the District Court entered a judgment of dismissal in favor of the defendants. On October 1, 2004, one of the non-lead plaintiffs in the consolidated action filed a Notice of Appeal of the dismissal of the action with the United States Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791). The court heard oral argument on the appeal on November 17, 2006. On December 1, 2006, the court ordered appellants to file a new and separate action against defendants within 28 days or show cause why they had not done so. Appellants did not file a new and separate action, responding that such a filing would be time-barred and requesting a ruling on their appeal. As of May 4, 2007, the appellate court had not ruled on the matter. The Company believes that it has substantial meritorious defenses and intends to defend the matters vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 12 — SUBSEQUENT EVENT

On May 4, 2007 our stockholders approved the Second Amendment and Restatement of the Watson Pharmaceuticals, Inc. Incentive Award Plan (the “Amendment”).  The Amendment provides for, among other things, (i) the replacement of certain shares available for grant that were only available to former Andrx employees and new-hires with shares available for grant to all Watson employees, (ii) the elimination of a cap on the aggregate number of shares that we may issue as restricted stock, (iii) the concept of a “full value award,” which reduces the number of shares available for grant by two shares for every one share of restricted stock granted and (iv) the extension of the term of the Incentive Award Plan to March 23, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”).  This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Quarterly Report and under “Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Watson has three reportable operating segments: Generic, Brand and Distribution.  The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer.  This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products.  The Company sells its Brand and Generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores.  The Distribution segment was acquired as part of the Andrx Acquisition representing the Andrx “Anda” division.  The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.  Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems.  The Distribution segment operating results exclude sales by Anda of products reported in Watson’s Generic and Brand segments.

Prior to the Andrx Acquisition the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as accumulated other comprehensive income within stockholders’ equity, net of any related tax effect. As required by Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), earnings (loss) on equity method investments has been restated for the three months ended March 31, 2006 to account for our investment in common shares of

Andrx using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Accumulated other comprehensive income has also been restated for the three months ended March 31, 2006 to reflect these changes.

Results of Operations

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	Generic	Brand	Distribution	Total	Generic	Brand	Total

Product sales	$411,475	$90,638	$145,440	$647,553	$321,415	$83,237	$404,652
Other	13,150	10,902	—	24,052	675	1,906	2,581
Net revenues	424,625	101,540	145,440	671,605	322,090	85,143	407,233
Cost of sales(1)	272,623	25,215	126,882	424,720	217,384	17,370	234,754
Gross profit	152,002	76,325	18,558	246,885	104,706	67,773	172,479
Gross margin	35.8%	75.2%	12.8%	36.8%	32.5%	79.6%	42.4%

Research and development	26,513	11,295	—	37,808	20,495	9,342	29,837
Selling and marketing	14,549	26,411	14,203	55,163	12,938	28,975	41,913
Contribution	110,940	38,619	4,355	153,914	71,273	29,456	100,729
Contibution margin	26.1%	38.0%	3.0%	22.9%	22.1%	34.6%	24.7%

General and administrative				48,055			24,837
Amortization				43,933			41,100
Operating income				$61,926			$34,792
Operating margin				9.2%			8.5%

(1)  Excludes amortization of acquired intangibles including product rights.

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

Other revenues include royalties and commission revenue earned as a sales agent from the sale of fentanyl citrate troche.

Our Generic segment develops, manufactures, markets, sells and distributes products within two product lines: Generics and Generic Oral Contraceptives.  Our Generics product line includes oral dosage, transdermal, injectible and transmucosal products used for a variety of indications including pain management, depression, hypertension and smoking cessation.

Net revenues from our Generic segment for the three months ended March 31, 2007 increased $102.5 million or 31.8% over net revenues from the prior year period.  This increase in net revenues was mainly attributable to sales of certain authorized generic products including oxycodone HCl controlled-release tablets, launched during the fourth quarter of 2005, and pravastatin sodium tablets, launched during the second quarter of 2006, the addition of products from the Andrx Acquisition and an increase in other revenue.  The increase in net revenues from these authorized generics, the Andrx Acquisition and other revenues for the three months ended March 31, 2007 totaled $105.7 million.  Generic segment sales of oxycodone HCl controlled-release tablets ended in the first quarter of 2007 as the supply and distribution agreement to sell this product terminated during the quarter.

The increase in other revenues in the three months ended March 31, 2007 for the Generic segment was primarily related to commission revenues earned on sales of fentanyl citrate troche (which commenced during the third quarter of 2006) and royalties earned on GlaxoSmithKline’s (“GSK’s”) sales of Wellbutrin XL® 150mg (which commenced during the first quarter of 2007).

Gross Profit (Gross Margin)

Gross profit represents net revenues less cost of sales.  Cost of sales includes production and packaging costs for products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant in licensing agreements, inventory reserve charges, and excess capacity utilization charges, when applicable.  Cost of sales does not include amortization costs for acquired product rights.

Gross profit for our Generic segment increased $47.3 million to $152.0 million in the three months ended March 31, 2007 from $104.7 million in the prior year period.  This year over year increase in gross profit was due to the following factors:

•         Gross profit from authorized generic products oxycodone HCl controlled-release tablets and pravastatin sodium tablets increased $18 million primarily as a result of price increases realized in the current year period and more favorable commercial terms on sales of oxycodone HCl controlled-release tablets.  Our agreement to sell oxycodone HCl controlled-release tablets ended during the first quarter of 2007.  Going forward, we expect to realize minimal gross profit from the sale of pravastatin sodium tablets.

•         Other revenue increased $12.5 million as a result of commission revenue earned from the sale of fentanyl citrate troche and royalties earned in connection with the licensing of a patent to GSK during the quarter.

•         Gross profit from products acquired in connection with the Andrx Acquisition, production cost improvements and new products also contributed to the year over year gross profit increase.

Going forward, quarterly gross profit will be negatively impacted by the termination of the oxycodone HCl controlled release distribution agreement.  However, we expect this negative impact to be partially offset by an increase in royalty revenues from the sale of metoprolol succinate 50 mg. extended release tablets (the generic version of Toprol XL®) and a full quarter of royalties earned on GSK’s sales of Wellbutrin XL® 150mg.

Gross margins for our Generic segment increased to 35.8% for the three months ended March 31, 2007 from 32.5% in the prior year period.  The increase in gross margins is primarily due to an increase in other revenue and production cost improvements realized during the first quarter of 2007 offset in part by price erosion within our generic business.  We expect further improvement in gross margins due to the termination of the oxycodone HCl controlled release distribution agreement and anticipated royalty revenue from  the sale of  metoprolol succinate extended release tablets.

Research and Development Expenses

Research and development (“R&D”) expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.

R&D expenses within our Generic segment increased $6.0 million or 29% during the three months ended March 31, 2007, as compared to the same period of the prior year, due to the inclusion of R&D expenditures from the Andrx Acquisition.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which support our sales, marketing, human resources, finance and administration functions.

Generic segment selling and marketing expenses increased slightly during the three months ended March 31, 2007 as compared to the same period of the prior year due partly to the Andrx Acquisition.

Brand Segment

Net Revenues

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

Other revenues in the Brand segment consist of co-promotion revenue, royalties, and revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply two brand products to a third party. This contract manufacturing agreement was assumed as part of the Andrx Acquisition.

Other revenue also includes revenue recognized from research, development and licensing agreements (including milestone payments and deferred revenue related to certain contract manufacturing arrangements). Revenue from development agreements is deferred and recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to the removal of any contingencies for each individual milestone. We recognize this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

Net revenues from our Brand segment for the three months ended March 31, 2007 increased $16.4 million or 19.3% over net revenues from the prior year period.  The increase in net revenues was attributable to a $9.0 million increase in other revenues related to royalties and deferred revenues recognized from a contract manufacturing agreement assumed from the Andrx Acquisition and our share of profits on the AndroGel® co-promotion agreement, which commenced in the fourth quarter of 2006.  Brand segment product sales also increased for certain non-promoted products within our Specialty Products product line from the prior year period as the prior year period was impacted by a reduction in wholesaler inventory levels.

Gross Profit (Gross Margin)

Gross margin from our Brand segment decreased to 75.2% during the three months ended March 31, 2007 from 79.6% in the prior year period.  The decrease in gross margins is primarily due to the sale of products from the Andrx Acquisition and a change in product mix as compared to the prior year period.

Research and Development Expenses

R&D expenses within our Brand segment increased $2.0 million or 21% during the three months ended March 31, 2007, as compared to the same period of the prior year, primarily due to an increase in costs related to Phase III studies on the gel formulation of oxybutynin for overactive bladder.

Selling and Marketing Expenses

Brand segment selling and marketing expenses decreased $2.6 million or 9% during the three months ended March 31, 2007 as compared to the same period of the prior year primarily due to lower product spending for Oxytrol® and Ferrlecit® during the current quarter.

Distribution Segment

Net Revenues

Our Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.  Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems.  The Distribution segment operating results exclude sales of products reported in Watson’s Generic and Brand segments.

Gross Profit (Gross Margin)

Gross margins within the Distribution segment have been adversely impacted due to acquisition accounting inventory charges of approximately $2.5 million during the period.

Segment Contribution

	Three Months Ended March 31,		Change
($ in thousands):	2007	2006	Dollars	%

Segment contribution
Generic	$110,940	$71,273	$39,667	55.7%
Brand	38,619	29,456	9,163	31.1%
Distribution	4,355	—	4,355	100.0%
	$153,914	$100,729	$53,185	52.8%
as % of net revenues	22.9%	24.7%

Generic segment contribution increased for the three months ended March 31, 2007, as compared to the same period of the prior year, due to higher net revenues and gross profit from the sale of certain authorized generics and higher levels of other revenues partially offset by higher R&D and selling and marketing costs as a result of the Andrx Acquisition.

Brand segment contribution increased for the three months ended March 31, 2007, as compared to the same period of the prior year, primarily due to an increase in other revenues and an increase in net product revenues related to certain non-promoted products within our Specialty Products product line which was partially offset by a decline in sales from our Nephrology product line.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Corporate General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in thousands):	2007	2006	Dollars	%

Corporate general and administrative expenses	$48,055	$24,837	$23,218	93.5%
as a % of net revenues	7.2%	6.1%

Corporate general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which support our sales, R&D, marketing, human resources, finance and administration functions.

Corporate general and administrative expenses increased $23.2 million or 93% during the three months ended March 31, 2007 as compared to the same period of the prior year due to the inclusion of corporate general and administrative costs related to the Andrx Acquisition.  Additional costs include higher personnel costs, depreciation, facility costs and management information system costs.

Amortization

	Three Months Ended March 31,		Change
($ in thousands):	2007	2006	Dollars	%

Amortization	$43,933	$41,100	$2,833	6.9%
as a % of net revenues	6.5%	10.1%

The Company’s amortizable assets consist primarily of acquired product rights.  For the three months ended March 31, 2007 amortization expense includes intangible assets from the Andrx Acquisition

Loss on Early Extinguishment of Debt

	Three Months Ended March 31,		Change
($ in thousands):	2007	2006	Dollars	%

Loss on early extinguishment of debt	$2,729	$720	$2,009	279.0%
as a % of net revenues	0.4%	0.2%

During the quarter ended March 31, 2007, the Company pre-paid $150 million of the Term Facility under the terms of the Senior Credit Facility (together the “2006 Credit Facility”).  The Company entered into the 2006 Credit Facility in November 2006 to provide financing for the Andrx Acquisition.  As a result of this pre-payment, our results for the first quarter of 2007 reflect a $2.7 million debt repurchase charge.

On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding senior unsecured 7 1/8% notes (“1998 Senior Notes”).  The 1998 Senior Notes were redeemed on May 23, 2006.  As a result, the Company incurred costs representing redemption fees, expenses, and a premium on the redemption.

Interest Income

	Three Months Ended March 31,
($ in thousands):	2007	2006	Change

Interest income	$2,929	$6,252	$(3,323)
as a % of net revenues	0.4%	1.5%

Interest income decreased during the three month period ended March 31, 2007, as compared to the prior year period due to the use of available cash, cash equivalents and marketable securities to finance the Andrx Acquisition.

Interest Expense

	Three Months Ended March 31,
($ in thousands):	2007	2006	Change	%

Interest expense - 2006 Credit Facility	$10,374	$—	$10,374
Interest expense - convertible contingent senior debentures due 2023 (“CODES”)	3,151	3,151	—
Interest expense - 1998 Senior Notes	—	256	(256)
Interest and fees on credit facility	—	247	(247)
Change in derivative value	24	(453)	477
Interest expense - other	327	100	227
Interest expense	$13,876	$3,301	$10,575	320.4%
as a % of net revenues	2.1%	0.8%

Interest expense increased for the three month period ended March 31, 2007 due to interest expense incurred on debt issued to finance the Andrx Acquisition.

Other Income (Expense)

	Three Months Ended March 31,
($ in thousands):	2007	2006	Change	%

Earnings (losses) on equity method investments - restated	$1,439	$(285)	$1,724
Gain on sale of securities	1,789	3,695	(1,906)
Other income	175	105	70
	$3,403	$3,515	$(112)	(3.2)%
as a % of net revenues	0.5%	0.9%

Earnings (Losses) on Equity Method Investments

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.  As required by ARB 51, earnings (losses) on equity method investments have been restated for the three months ended March 31, 2006 to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with APB 18.

The earnings recorded during the three months ended March 31, 2007 primarily represent our share of earnings in Somerset Pharmaceuticals, Inc., our joint venture with Mylan Laboratories, Inc.

Gain on Sale of Securities

The 2006 and 2007 gain on sale of securities resulted from the sale of our investment in Adheris, Inc.  During the three months ended March 31, 2006, we received cash proceeds of $4.7 million from our sale of our investment in Adheris, Inc. and certain contingent consideration.  During the three months ended March 31, 2007, all contingencies were removed relating to the contingent consideration received on the sale of our investment in Adheris, Inc.  Accordingly, the Company received common shares of inVentiv Health, Inc. (‘inVentiv”) during the quarter ended March 31, 2007 as additional proceeds on our sale of our investment in Adheris, Inc. which was recorded as a gain on sale of securities in the quarter ended March 31, 2007.

Provision for Income Taxes

	Three Months Ended March 31,
($ in thousands):	2007	2006	% Change

PrProvision for income taxes	$20,041	$15,364
as a % of net revenues	3.0%	3.8%
Effective tax rate	38.8%	37.9%	0.9%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, increases the effective tax rate.

The provision for income taxes increased in the three months ended March 31, 2007 due to higher levels of income before income taxes.  The higher effective tax rate for the three months ended March 31, 2007, as compared to the same period of the prior year, primarily reflect an increase in the level of permanent differences relative to income before income taxes.

Liquidity and Capital Resources

Working Capital Position

Working capital at March 31, 2007 and December 31, 2006 is summarized as follows:

($ in thousands):	March 31, 2007	December 31, 2006	Increase (Decrease)

Current Assets:
Cash and cash equivalents	$73,550	$154,171	$(80,621)
Marketable securities	8,981	6,649	2,332
Accounts receivable, net of allowances	375,608	384,692	(9,084)
Inventories	492,345	517,236	(24,891)
Other	151,185	198,928	(47,743)
Total current assets	1,101,669	1,261,676	(160,007)
Current liabilities:
Accounts payable and accrued expenses	429,112	516,875	(87,763)
Current portion of long-term debt	5,479	107,059	(101,580)
Other	17,048	65,995	(48,947)
Total current liabilities	451,639	689,929	(238,290)

Working Capital	$650,030	$571,747	$78,283

Current Ratio	2.44	1.83

Watson’s primary source of liquidity is cash from operations.  Net working capital at March 31, 2007 was $650.0 million compared to $571.7 million at December 31, 2006 and $1.12 billion at March 31, 2006.

During the first quarter of 2007, our working capital increased by $78.3 million primarily related to net cash provided by operating activities.  The decrease in other current assets at March 31, 2007 was due primarily to the collection of a $35 million legal settlement during the quarter.  Current portion of long-term debt decreased at March 31, 2007 as we pre-paid the current portion and an additional $50 million of debt incurred to finance the Andrx Acquisition during the quarter.  Accounts payable and accrued liabilities decreased during the quarter due to payments of trade payables, royalties payable, accrued severance and retention and bonus accruals.  Other current liabilities decreased primarily due to a reclassification of income tax payable from current to long term as a result of the implementation of FIN 48.

We expect that 2007 cash flows from operating activities will continue to exceed net income.  In addition, management expects that 2007 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Three months ended March 31,
($ in thousands):	2007	2006

Net cash provided by operating activities	$88,239	$135,710

Cash flows from operations represents net income adjusted for certain operating related non-cash items and changes in assets and liabilities.  For the three months ended March 31, 2007, cash provided by operating activities was $88.2 million, compared to $135.7 million in the three months ended March 31, 2006.  Net cash provided by operations was higher in the three months ended March 31, 2006 compared to the three months ended March 31, 2007 primarily due to higher reductions in accounts receivable balances during 2006 and higher reductions in accounts payable and accrued liabilities during 2007 which were partially offset by reductions in inventory balances and prepaid and other current asset balances during the 2007 quarter.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Three months ended March 31,
($ in thousands):	2007	2006

Net cash used in investing activities	$(18,326)	$(47,169)

Investing cash flows consist of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales.  We used $18.3 million in net cash for investing activities during the three months ended March 31, 2007 compared to $47.2 million used in investing activities during the three months ended March 31, 2006.  The higher net cash used in investing activities during the three months ended March 31, 2006 related to our acquisition of Sekhsaria Chemicals Ltd. during 2006.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Three months ended March 31,
($ in thousands):	2007	2006

Net cash (used in) provided by financing activities	$(150,534)	$3,742

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock awards.  For the three months ended March 31, 2007, net cash used in financing activities was $150.5 compared to $3.7 million provided by financing activities during the three months ended March 31, 2006.  As indicated above we pre-paid $150 million of debt originally incurred to finance the Andrx Acquisition during the quarter.

Debt and Borrowing Capacity

Our debt at March 31, 2007 and December 31, 2006 is summarized as follows:

($ in thousands):	March 31, 2007	December 31, 2006	Increase (Decrease)

Current portion of long-term debt	$5,479	$107,059	$(101,580)
Long-term debt	1,074,210	1,124,145	(49,935)
Total debt	$1,079,689	$1,231,204	$(151,515)
Debt to capital ratio	38.6%	42.3%

In March 2003, we issued $575 million of our CODES.  As of March 31, 2007, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

In May 1998, we issued $150 million of our 1998 Senior Notes.  On March 31, 2006 the Company initiated a redemption notice to the holders of all of its outstanding 1998 Senior Notes.  As a result, the remaining 1998 Senior Notes were redeemed on May 23, 2006.

In November 2006, we entered into the 2006 Credit Facility with a syndicate of banks.  The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500 million revolving credit facility (“Revolving Facility”) and a $650 million senior term loan facility (“Term Facility”).  The 2006 Credit Facility was entered into in connection with the Andrx Acquisition.

The 2006 Credit Facility has a five year term and will bear interest equal to LIBOR plus 0.75% (subject to certain adjustments)  The indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries.  The Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions.  Indebtedness under the 2006 Credit Facility may be pre-payable, and commitments reduced at the election of Watson without premium (subject to certain conditions).  As of March 31, 2007, the Company had not drawn any funds from the Revolving Facility.

During the quarter ended March 31, 2007, the Company prepaid $150 million of the amount outstanding under the Term Facility.  As of March 31, 2007, $500 million is outstanding under the Term Facility.  As a result of this pre-payment, our results for the first quarter of 2007 reflect a $2.7 million non-cash charge for debt repurchase charges.

Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  We are subject to, and, as of March 31, 2007, were in compliance with financial and operation covenants under the terms of the Credit Facility.  The agreement currently contains the following financial covenants:

•                  maintenance of a minimum net worth of at least $1.33 billion;

•                  maintenance of a maximum leverage ratio not greater than 3.25 to 1.0; and

•                  maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At March 31, 2007, our net worth was $1.71 billion, and our leverage ratio was 2.24 to 1.0.   Our interest coverage ratio for the three months ended March 31, 2007 was 8.3 to 1.0.

Under the 2006 Credit Facility, interest coverage ratio, with respect to any financial covenant period, is defined as the ratio of EBITDA for such period to interest expense for such period.  The leverage ratio, for any financial covenant period, is defined as the ratio of the outstanding principal amount of funded debt for the borrower and its subsidiaries at the end of such period, to EBITDA for such period.  EBITDA under the Credit Facility, for any covenant period, is defined as net income plus (1) depreciation and amortization, (2) interest expense, (3) provision for income taxes, (4) extraordinary or unusual losses, (5) non-cash portion of nonrecurring losses and charges, (6) other non-operating, non-cash losses, (7) minority interest expense in respect of equity holdings in affiliates, (8) non-cash expenses relating to stock-based compensation expense and (9) any one-time charges related to the Andrx Acquisition; minus (1) extraordinary gains, (2) interest income and (3) other non-operating, non-cash income.

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of March 31, 2007.  Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.  Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest)
(in thousands):	Total	Less than 1 year	1-3 years	4-5 years	Other	After 5 years
Long-term and other debt
	$1,321,443	$42,098	$228,750	$375,816	$—	$674,779
Liabilities incurred for acquisitions of products and businesses	1,488	1,197	—	—	—	291
Other taxes payable	45,328	—	—	—	45,328	—
Operating lease obligations	146,393	14,641	44,105	15,980	—	71,667
Total contractual cash obligations	$1,514,652	$57,936	$272,855	$391,796	45,328	$746,737

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

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.  FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  As a result of the adoption of FIN 48, the Company recorded a $2.9 million increase in the liability for unrecognized tax benefits resulting in a decrease to the January 1, 2007 retained earnings balance of $2.9 million (for additional information on the adoption of FIN 48, see NOTE 9 — INCOME TAXES in the accompanying Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q).

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing this statements and has not yet determined the impact on its consolidated financial statements.

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

Investment Risk

As of March 31, 2007, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $51.8 million.  Of this amount, we had equity-method investments of $48.2 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $3.3 million ($1.9 million that was included in “Marketable securities” and $1.4 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at March 31, 2007, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.8 million, $1.3 million and $1.7 million, respectively.

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES, our 2006 Credit Facility and our other notes payable approximated their carrying values on March 31, 2007.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2006 and Legal Matters in NOTE 11 — CONTINGENCIES in the accompanying Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes from these risk factors during the first quarter of 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(b) Use of Proceeds

N/A.

(c) Issuer Purchases of Equity Securities

On February 15, 2006, the Board authorized the expenditure of $300.0 million to repurchase shares of the Company’s outstanding common stock (the “2006 Repurchase Program”).

No common stock was repurchased under the 2006 Repurchase Program which expired on February 15, 2007.

ITEM 6.  EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ R. Todd Joyce
R. Todd Joyce
Vice President — Corporate Controller and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date:  May 9, 2007

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2007

Exhibit No.	Description
10.1	Second Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc.

31.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of Chairman and Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.