Form 10-Q
period 2007-06-30
WATSON PHARMACEUTICALS INC
filed 2007-08-06
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares outstanding of the Registrant’s only class of common stock as of July 30, 2007 was approximately 103,479,000.

WATSON PHARMACEUTICALS, INC.

TABLE OF CONTENTS

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Part I. FINANCIAL INFORMATION

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$74,852	$154,171
Marketable securities	10,513	6,649
Accounts receivable, net	301,602	384,692
Inventories	553,869	517,236
Prepaid expenses and other current assets	53,740	86,115
Deferred tax assets	99,994	112,813
Total current assets	1,094,570	1,261,676

Property and equipment, net	694,440	697,415
Investments and other assets	70,015	76,377
Deferred tax assets	63,351	55,348
Product rights and other intangibles, net	691,560	779,284
Goodwill	875,443	890,477
Total assets	$3,489,379	$3,760,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$436,776	$516,875
Income taxes payable	—	46,773
Current portion of long-term debt	5,602	107,059
Deferred revenue	17,468	19,222
Total current liabilities	459,846	689,929

Long-term debt	974,276	1,124,145
Deferred revenue	50,834	58,086
Other long-term liabilities	8,048	4,169
Other taxes payable	45,669	—
Deferred tax liabilities	185,810	203,860
Total liabilities	1,724,483	2,080,189

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	372	369
Additional paid-in capital	956,154	937,308
Retained earnings	1,106,728	1,041,638
Accumulated other comprehensive income	1,642	1,073
Treasury stock, at cost	(300,000)	(300,000)
Total stockholders’ equity	1,764,896	1,680,388
Total liabilities and stockholders’ equity	$3,489,379	$3,760,577

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		Restated (Note 1)		Restated (Note 1)

Net revenues	$603,005	$510,356	$1,274,610	$917,589
Cost of sales (excluding amortization, presented below)	360,438	330,860	785,158	565,614
Gross profit	242,567	179,496	489,452	351,975

Operating expenses:
Research and development	35,503	31,125	73,311	60,962
Selling and marketing	51,897	43,291	107,060	85,204
General and administrative	45,261	27,483	93,316	52,320
Amortization	44,159	41,101	88,092	82,201
Loss on impairment	—	66,981	—	66,981
Total operating expenses	176,820	209,981	361,779	347,668
Operating income (loss)	65,747	(30,485)	127,673	4,307

Other (expense) income:
Early extinguishment of debt	(1,681)	195	(4,410)	(525)
Interest income	1,803	6,913	4,732	13,165
Interest expense	(11,475)	(3,322)	(25,351)	(6,623)
Other income	3,034	1,561	6,437	5,076
Total other (expense) income, net	(8,319)	5,347	(18,592)	11,093

Income (loss) before income taxes	57,428	(25,138)	109,081	15,400
Provision (benefit) for income taxes	21,019	(9,527)	41,060	5,837
Net income (loss)	$36,409	$(15,611)	$68,021	$9,563

Earnings (loss) per share:
Basic	$0.36	$(0.15)	$0.67	$0.09
Diluted	$0.33	$(0.15)	$0.62	$0.09

Weighted average shares outstanding:
Basic	102,093	101,666	102,178	101,742
Diluted	117,080	101,666	116,909	102,125

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2007	2006
		Restated (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,021	$9,563
Reconciliation to net cash provided by operating activities:
Depreciation	37,522	24,569
Amortization	88,091	82,201
Loss on asset impairment	—	66,981
Deferred income tax benefit	(20,188)	(61,887)
Provision for inventory reserve	26,946	10,701
Restricted stock and stock option compensation	6,910	6,653
Earnings on equity method investments	(3,723)	(1,373)
Gain on sale of securities	(2,472)	(3,695)
Loss on early extinguishment of debt	4,410	525
Loss on sale of fixed assets	917	166
Tax benefits from employee stock plans	767	785
Mark to market on derivative	119	(732)
Other	2,016	(1,899)
Changes in assets and liabilities (net of acquisition of business):
Accounts receivable, net	86,090	(13,618)
Inventories	(67,980)	(38,542)
Prepaid expenses and other current assets	33,873	(776)
Accounts payable and accrued expenses	(76,366)	84,425
Deferred revenue	(6,176)	(1,485)
Income taxes payable	18,058	35,106
Other assets	2,407	(1,443)
Total adjustments	131,221	186,662
Net cash provided by operating activities	199,242	196,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(35,465)	(18,179)
Acquisition of product rights	(368)	(302)
Acquisition of business, net of cash acquired	—	(29,664)
Proceeds from sale of marketable equity securities	2,548	2,203
Proceeds from sale of investments	—	4,695
Additions to marketable securities	(4,230)	(3,944)
Additions to long-term investments	(1,144)	(12,500)
Distribution from joint venture	715	5,942
Other, net	92	—
Net cash used in investing activities	(37,852)	(51,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term debt	(251,881)	(18,799)
Proceeds from stock plans	11,172	7,283
Net cash used in financing activities	(240,709)	(11,516)
Net (decrease) increase in cash and cash equivalents	(79,319)	132,960
Cash and cash equivalents at beginning of period	154,171	467,451
Cash and cash equivalents at end of period	$74,852	$600,411

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

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx Corporation (“Andrx”) for $1.9 billion (the “Andrx Acquisition”).  Prior to the Andrx Acquisition the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as accumulated other comprehensive income within stockholders’ equity, net of any related tax effect.  As required by Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), earnings (loss) on equity method investments has been restated for the three and six months ended June 30, 2006 to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).  Other comprehensive income has also been restated for the three and six months ended June 30, 2006 to reflect these changes.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity.  Watson’s other comprehensive income is composed of unrealized (losses) gains on its holdings of publicly traded debt and equity securities and foreign currency translation adjustments.  The components of comprehensive income, including attributable income taxes, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		Restated		Restated
Net income (loss)	$36,409	$(15,611)	$68,021	$9,563

Other comprehensive income (loss):
Unrealized (loss) gain on securities	(805)	(14)	(815)	1,110
Less related income taxes	295	5	299	(421)
Total unrealized (loss) gain on securities, net	(510)	(9)	(516)	689

Translation gain (loss)	867	(595)	1,085	(430)
Total other comprehensive income (loss)	357	(604)	569	259
Total comprehensive income (loss)	$36,766	$(16,215)	$68,590	$9,822

Preferred and Common Stock

As of June 30, 2007 and December 31, 2006, 2,500,000 shares of no par value per share preferred stock were authorized, with none issued.  As of June 30, 2007 and December 31, 2006, 500,000,000 shares of $0.0033 par value per share common stock were authorized, with 112,856,000 and 111,867,000 shares issued and 103,456,000 and 102,467,000 outstanding, respectively.  Of the issued shares, 9,399,800 shares were held as treasury shares as of June 30, 2007 and December 31, 2006, respectively.

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

The provision for chargebacks is our most significant sales allowance.  A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product.  The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory.  The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices.  The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from its largest wholesale customers.  This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates.  These large wholesalers represent 85% - 90% of the Company’s chargeback payments.  The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.  The following table summarizes the activity in the Company’s major categories of SRA (in thousands):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total

Balance at December 31, 2005	$139,605	$128,293	$45,293	$12,094	$325,285
Provision related to sales in six months ended June 30, 2006	567,776	201,959	83,987	34,570	888,292
Credits and payments	(539,685)	(191,298)	(85,178)	(33,167)	(849,328)
Balance at June 30, 2006	167,696	138,954	44,102	13,497	364,249
Add: Andrx opening balances	15,911	27,667	8,992	1,601	54,171
Provision related to sales in six months ended December 31, 2006	622,678	219,441	89,222	36,115	967,456
Credits and payments	(641,805)	(205,524)	(99,827)	(37,141)	(984,297)
Balance at December 31, 2006	164,480	180,538	42,489	14,072	401,579
Provision related to sales in six months ended June 30, 2007	600,978	215,883	98,362	35,104	950,327
Credits and payments	(616,994)	(229,595)	(66,985)	(36,072)	(949,646)
Balance at June 30, 2007	$148,464	$166,826	$73,866	$13,104	$402,260

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding during a period.  Diluted earnings per share is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the $575 million convertible contingent senior debentures (“CODES”), and the dilutive effect of stock options and restricted stock awards outstanding during the period.  Potential common shares have been excluded where their inclusion would be anti-dilutive.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the Company is required to add approximately 14.4 million shares associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted earnings per share for all periods in which the securities were outstanding.  A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
		Restated		Restated
Earnings (loss) per share - basic
Net income (loss)	$36,409	$(15,611)	$68,021	$9,563
Basic weighted average common shares outstanding	102,093	101,666	102,178	101,742
Earnings (loss) per share - basic	$0.36	$(0.15)	$0.67	$0.09

Earnings (loss) per share - diluted
Net income (loss)	$36,409	$(15,611)	$68,021	$9,563
Add: Interest expense on CODES, net of tax	2,058	—	4,001	—
Net income (loss), adjusted	$38,467	$(15,611)	$72,022	$9,563

Basic weighted average common shares outstanding	102,093	101,666	102,178	101,742
Effect of dilutive securities:
Conversion of CODES	14,357	—	14,357	—
Dilutive stock options	630	—	374	383
Diluted weighted average common shares outstanding	117,080	101,666	116,909	102,125

Earnings (loss) per share - diluted	$0.33	$(0.15)	$0.62	$0.09

Stock awards to purchase 7.1 million and 10.4 million common shares for the three months ended June 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.  Stock awards to purchase 8.6 million common shares for the six months ended June 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.  Potential common shares related to the CODES convertible into 14.4 million common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006 because they were antidilutive.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 157 and has not yet determined the impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently reviewing SFAS 159 and has not yet determined the impact, if any, on its consolidated financial statements.

NOTE 2 — SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values.

Stock Option Plans

A summary of the changes in the Company’s stock option plans during the six months ended June 30, 2007 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at December 31, 2006	10,985	$36.39
Granted	69	30.10
Exercised	(435)	25.71
Cancelled	(779)	37.15
Outstanding at June 30, 2007	9,840	$36.75	5.3	$21,207

Vested and expected to vest at June 30, 2007	9,285	$37.24	5.1	$18,837

Options exercisable at June 30, 2007	7,595	$39.18	4.5	$11,422

As of June 30, 2007, the Company had $6.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.4 years.  Total intrinsic value of stock options exercised for the three months ended June 30, 2007 and 2006 was $2.1 million and $1.6 million, respectively.  Total intrinsic value of stock options exercised for the six months ended June 30, 2007 and 2006 was $2.3 million and $1.9 million, respectively.

Restricted Stock

A summary of the changes in restricted stock grants during the six months ended June 30, 2007 is presented below (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value

Restricted shares outstanding at December 31, 2006	569	$30.26	1.9	$17,211
Granted	590	32.38		19,103
Vested	(27)	29.71		(792)
Cancelled	(36)	31.35		(1,122)
Restricted shares outstanding at June 30, 2007	1,096	$31.38	2.1	$34,400

As of June 30, 2007, the Company had $18.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.1 years.

Share-Based Compensation

The impact of share-based compensation on the Company’s results of operations for the three and six months ended June 30, 2007 and 2006, respectively, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total share-based compensation expense	$3,429	$3,535	$6,553	$5,773
Tax benefit	(1,255)	(1,340)	(2,467)	(2,188)
Share-based compensation expense, net of tax	$2,174	$2,195	$4,086	$3,585

Share-based compensation capitalized to inventory	$860	$605	$1,783	$1,080

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

Acquisition of Sekhsaria Chemicals Ltd.

On March 16, 2006, the Company acquired Sekhsaria Chemicals Ltd. (“Sekhsaria”), a private company located in Mumbai, India that provides active pharmaceutical ingredient and finished dosage formulation expertise to the global pharmaceutical industry.  The Company acquired all the outstanding shares of Sekhsaria for approximately $29.5 million plus acquisition costs.  The transaction was accounted for as a purchase in accordance with SFAS 141, “Business Combinations” (“SFAS 141”) and accordingly, the assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

Additional Investment in Scinopharm

The Company holds an equity interest in Scinopharm Taiwan Ltd. (“Scinopharm”).  In January 2006, the Company made an additional investment in Scinopharm of approximately $12.0 million which increased its ownership interest to approximately 31%.  Additionally, the Company has an option, which expires in October 2007, to acquire an additional 44% interest in Scinopharm at a cost of approximately $80 million.

NOTE 4 — OTHER INCOME

Other income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Earnings on equity method investments - restated	$2,284	$1,658	$3,723	$1,373
Gain on sale of securities	683	—	2,472	3,695
Other income (expense)	67	(97)	242	8
	$3,034	$1,561	$6,437	$5,076

As discussed in NOTE 1 – GENERAL, earnings on equity method investments has been restated to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with APB 18.

NOTE 5 — OPERATING SEGMENTS

Watson has three reportable operating segments: Generic, Brand and Distribution.  The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products.  The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer.  This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products.  The Company sells its Brand and Generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores in the U.S.  Following the Andrx Acquisition, a third operating segment was added representing the Anda distribution business (“Anda”).  The Distribution segment distributes generic pharmaceutical products manufactured by third parties to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices in the U.S.  Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems.  The Distribution segment operating results are included in Watson results since the date of the Andrx Acquisition and exclude sales by Anda of Watson Generic and Brand products, which are included in their respective segment results.

“Other” revenue consists primarily of royalties, commissions, co-promotional revenue and the recognition of deferred revenue associated with manufacturing, development and licensing arrangements.

Net revenues and segment contribution information for the Company’s Generic, Brand and Distribution segments, consisted of the following:

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Generic	Brand	Distribution	Total	Generic	Brand	Total

Product sales	$327,446	$96,924	$146,631	$571,001	$419,441	$88,051	$507,492
Other	18,195	13,809	—	32,004	990	1,874	2,864
Net revenues	345,641	110,733	146,631	603,005	420,431	89,925	510,356
Cost of sales (1)	210,342	26,795	123,301	360,438	306,564	24,296	330,860
Gross profit	135,299	83,938	23,330	242,567	113,867	65,629	179,496
Gross margin	39%	76%	16%	40%	27%	73%	35%

Research and development	23,968	11,535	—	35,503	18,124	13,001	31,125
Selling and marketing	13,197	26,373	12,327	51,897	13,526	29,765	43,291
Contribution	$98,134	$46,030	$11,003	155,167	$82,217	$22,863	105,080
Contibution margin	28%	42%	8%	26%	20%	25%	21%

General and administrative				45,261			27,483
Amortization				44,159			41,101
Loss on impairment				—			66,981
Operating income (loss)				$65,747			$(30,485)
Operating margin				11%			(6)%

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Generic	Brand	Distribution	Total	Generic	Brand	Total

Product sales	$738,921	$187,562	$292,071	$1,218,554	$740,856	$171,288	$912,144
Other	31,345	24,711	—	56,056	1,665	3,780	5,445

Net revenues	770,266	212,273	292,071	1,274,610	742,521	175,068	917,589
Cost of sales (1)	482,965	52,010	250,183	785,158	523,948	41,666	565,614
Gross profit	287,301	160,263	41,888	489,452	218,573	133,402	351,975
Gross margin	37%	75%	14%	38%	29%	76%	38%

Research and development	50,481	22,830	—	73,311	38,619	22,343	60,962
Selling and marketing	27,746	52,784	26,530	107,060	26,464	58,740	85,204
Contribution	$209,074	$84,649	$15,358	309,081	$153,490	$52,319	205,809
Contibution margin	27%	40%	5%	24%	21%	30%	22%

General and administrative				93,316			52,320
Amortization				88,092			82,201
Loss on impairment				—			66,981
Operating income				$127,673			$4,307
Operating margin				10%			0%

(1)  Excludes amortization of acquired intangibles including product rights.

NOTE 6 — INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at June 30, 2007 and December 31, 2006 is approximately $26.6 million and $34.2 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions.  This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$114,677	$113,603
Work-in-process	76,151	69,621
Finished goods	363,041	334,012
Total inventories	$553,869	$517,236

NOTE 7 — GOODWILL

Goodwill for the Company’s reporting units consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Brand pharmaceutical products	$356,998	$368,105
Generic pharmaceutical products	432,662	433,774
Distributed products	85,783	88,598
Total goodwill	$875,443	$890,477

The $15 million decrease in goodwill during 2007 primarily relates to an adjustment to acquired income tax contingencies.

NOTE 8 — LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Senior Credit Facility, due 2011, bearing interest at LIBOR plus 0.75% (“2006 Credit Facility”)	$400,000	$650,000
CODES, face amount of $575 million, due 2023, net of unamortized discount	574,264	574,125
Other notes payable	5,614	7,079
	979,878	1,231,204
Less: Current portion	5,602	107,059
Total long-term debt	$974,276	$1,124,145

Senior Credit Facility

During the six months ended June 30, 2007, the Company made prepayments of the 2006 Credit Facility totalling $250 million.  As a result of these pre-payments, the Company’s results for the three and six months ended June 30, 2007 reflect a $1.7 and $4.4 million non-cash charge for debt repurchase charges, respectively.  As of June 30, 2007, $400 million is outstanding under the 2006 Credit Facility.

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

As of June 30, 2007, the liability for income tax associated with uncertain tax positions was $46.2 million.  This amount is reduced for timing differences and amounts primarily arising from business combinations which, if recognized, would be recorded to goodwill.  The net amount of $29.4 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense.  At adoption, the Company had accrued $6.5 million of interest and penalties (net of tax benefit) related to uncertain tax positions and, as of June 30, 2007, the Company had accrued $5.9 million of interest and penalties (net of tax benefit) related to uncertain tax positions.

The Company conducts business globally and, as a result, it files federal, state and foreign tax returns. In the normal course of business the Company is subject to examination by taxing authorities.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes represent the most probable outcome.  The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.

The Company anticipates that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statute of limitations in the next 12 months.  Through June 30, 2007, the Company paid $4.8 million (net of tax benefit) in settlement of uncertain tax benefits and accrued interest and penalties.

NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2007 consisted of the following (in thousands):

Stockholders’ equity, December 31, 2006	$1,680,388
Adoption of FIN 48	(2,931)
1,677,457
Common stock issued under employee plans	11,172
Increase in additional paid-in capital for restricted stock and stock option compensation	6,910
Net income	68,021
Other comprehensive income	569
Tax benefits from employee stock plans	767
Stockholders’ equity, June 30, 2007	$1,764,896

NOTE 11 — CONTINGENCIES

Legal Matters

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

Phen-fen litigation.   Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (“Rugby”) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. There are approximately 14 cases, with a total of approximately 65 plaintiffs, pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (“Aventis”, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi Aventis) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company. Additionally, Watson may have recourse against the manufacturing defendants in these cases.

Cipro® Litigation.   Beginning in July 2000, a number of suits were filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. As of March 8, 2006, approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383  ). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiff purchasers and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. The defendants have moved to transfer the appeal to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. The plaintiffs have opposed the motion to transfer. The appellate court has not ruled on the motion or the pending appeal. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro® .. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in New York have dismissed the actions. Plaintiffs have sought leave to appeal the dismissal of the New York action. In Wisconsin, the plaintiffs appealed and on May 9, 2006, the appellate court reversed the order of dismissal. On June 8, 2006, the defendants filed a petition for review in the Wisconsin Supreme Court. On July 13, 2007, the Wisconsin Supreme Court affirmed the decision of the appellate court, and remanded the case for further proceedings.  In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On April 13, 2005, the Superior Court granted the parties’ joint application to stay the California case pending the outcome of the appeal of the consolidated case. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

Governmental Reimbursement Investigations and Drug Pricing Litigation   In November 1999, Schein Pharmaceutical, Inc., now known as Watson Pharma, Inc. (“Watson Pharma”) was informed by the U.S. Department of Justice that Watson Pharma, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. Watson Pharma has not been served in the qui tam action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal and, at this time, no details are available concerning, among other things, the various theories of liability against Watson Pharma or the amount of damages sought from it. A qui tam action filed in the same court in 1995 has been partially unsealed, after the U.S. Department of Justice intervened, against three other pharmaceutical companies (In re Pharmaceutical Industry Average Wholesale Price Litigation, United States of America ex rel. Ven-a-Care of the Florida Keys, Inc., v. Abbott Laboratories, et al., U.S. District Court for the District of Massachusetts, Civil Action No. 01-12257-PBS).  That action may be the same qui tam action as the one pending against Watson Pharma.  The judge to whom that case has been assigned recently issued opinions denying certain defendants’ Motions to Dismiss.

The Company believes that the qui tam action against the Company, which is still under seal, relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam action may seek to recover damages from Watson Pharma based on its price reporting practices. Watson Pharma subsequently also received and responded to notices or subpoenas from the Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.

On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456).  The consolidated amended complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company has filed Answers to the various amended consolidated class action complaints, and has opposed, with other defendants, the plaintiffs’ Motion for Leave to File a Fifth Amended Master Consolidated Class Action Complaint. Defendants in the consolidated litigation have been divided into two groups. The Company and its named subsidiaries are contained in a large group of defendants (the “Track Two” Defendants) that is currently awaiting a ruling on the plaintiffs’ request for certification of classes of plaintiffs to maintain a class action against the drug company defendants. Certain other defendants, referred to as the “Track One” defendants, have proceeded on a more expedited basis. The presiding judge in the matter granted class certification with respect to certain companies and individuals in the group of Track One Defendants. A trial was held with respect to some of the claims against this group of defendants, and the judge ruled in favor of the Plaintiffs as to some defendants and awarded damages.  All of the Track One Defendants agreed to settle claims filed on behalf of one of the classes certified in that case, and some of the Track One Defendants have agreed to settle with all of the classes certified in that case.  The presiding judge has ordered the Company and other Track Two Defendants to enter mediation proceedings to explore the possibility of settling some or all of the claims pending in that case.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by the Attorneys General of numerous states, including Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Hawaii, Idaho, and South Carolina (State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case no. 054-2486, Missouri Circuit Court of St. Louis. State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI. State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV-0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH).

These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported Average Wholesale Price or Wholesale Acquisition Cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees or insured beneficiaries. These cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served.

The City of New York filed an action in the United States District Court for the Southern District of New York on August 4, 2004, against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and was consolidated with several similar cases filed by individual New York counties. A corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint included as plaintiffs the City of New York and 30 New York counties.  Since the filing of the Consolidated Complaint, cases brought by a total of 14 additional New York counties have been transferred to the District of Massachusetts. The Company is now named as a defendant in cases brought by the City of New York and 44 New York counties, consolidated in the District of Massachusetts case. An additional action raising similar allegations was filed by Orange County, New York, on April 5, 2007, and the Company was served with a copy of the Complaint in that case on April 25, 2007 (County of Orange v. Abbott Laboratories, Inc., et al. , United States District Court for the Southern District of New York, Case No. 07-CV-2777).

Additional actions by other states, cities and/or counties are anticipated. These actions, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.   In May 2002, Watson reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (  United States of America v. Watson Laboratories, Inc., and Allen Y. Chao  , United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company’s Corona facility. The consent decree applies only to the Corona facility and not other manufacturing sites. The decree requires Watson to ensure that its Corona, California facility complies with the FDA’s cGMP regulations. Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, January 2005, January 2006 and January 2007, respectively, the first, second, third, fourth and fifth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 9, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued.  From February 20, 2007 through

March 9, 2007, the FDA conducted another inspection of the facility.  At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection.  In April 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations.  If, in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation.   Beginning in November 2003, several securities class action lawsuits were commenced in the United States District Court for the Central District of California against Watson and certain of its present and former officers and directors. On February 9, 2004, the federal court issued an order consolidating all of the federal actions (In re: Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM). In addition to the federal consolidated actions, two shareholder derivative actions were filed in California Superior Court for the County of Riverside (  Philip Orlando v. Allen Chao, et al., Case No. 403717; and Charles Zimmerman v. Allen Chao, et al, Case No. 403715  ). These federal and state cases all relate to the drop in the price of the Company’s common stock in November 2001, and allege generally that the Company failed to timely advise investors about matters such as falling inventory valuations, increased competition and manufacturing difficulties, and therefore, the Company’s published financial statements and public announcements during 2000 and 2001 were false and misleading. The shareholder derivative actions were dismissed without prejudice on November 16, 2004. On August 2, 2004, the United States District Court for the Central District of California court granted the defendants’ motion to dismiss the federal consolidated action, and allowed plaintiffs until August 30, 2004 to file an amended complaint. On August 30, 2004, the lead plaintiff in the federal consolidated action notified the court that it did not intend to file an amended complaint in response to the court’s order granting the defendants’ motion to dismiss. On September 2, 2004, the District Court entered a judgment of dismissal in favor of the defendants. On October 1, 2004, one of the non-lead plaintiffs in the consolidated action filed a Notice of Appeal of the dismissal of the action with the United States Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791). The court heard oral argument on the appeal on November 17, 2006. On December 1, 2006, the court ordered appellants to file a new and separate action against defendants within 28 days or show cause why they had not done so. Appellants did not file a new and separate action, responding that such a filing would be time-barred and requesting a ruling on their appeal. As of August 1, 2007, the appellate court had not ruled on the matter. The Company believes that it has substantial meritorious defenses and intends to defend the matters vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Securities Litigation Against Andrx Corporation.   On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of the Andrx’s common stock during the class period (March 9, 2005 through September 5, 2005) in the U.S. District Court for the Southern District of Florida against Andrx Corporation and its then Chief Executive Officer, Thomas Rice ( Jerry Lowry v. Andrx Corporation, et al.,  Case No. 05-61640). The complaint seeks damages under the Securities Exchange Act of 1934, and alleges that during the class period, Andrx failed to disclose that its manufacturing facilities were not in compliance with current Good Manufacturing Practices (“cGMP”). The complaint further alleges that Andrx’s failure to be cGMP compliant led to the FDA placing Andrx on Official Action Indicated status, which resulted in not being eligible for approvals of Andrx’s Abbreviated New Drug Applications. On July 24, 2006, the defendants moved to dismiss the action. On December 8, 2006, the court granted in part and denied in part the defendants’ motion to dismiss. On April 18, 2007, plaintiffs filed a motion seeking class certification.  Andrx has opposed the motion.  Discovery is ongoing. Though we are not in a position to determine the ultimate outcome of this matter, an adverse determination of this action could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Naproxen Sodium (Naprelan).   In October 1998, Elan Corporation Plc sued Andrx in the United States District Court for the Southern District of Florida, alleging that Andrx’s pending ANDA for a generic version of Elan’s Naprelan® infringed Elan’s patent No. 5,637,320 (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc.,  Case No. 98-7164). In March 2002, the District Court issued an order that Elan’s patent was invalid, and in September 2002, Andrx commenced selling the 500mg strength of naproxen sodium, its generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for consideration of the March 2002 order invalidating its patent, and (ii) Andrx’s motion asking the District Court for a ruling on its non-infringement defenses. Both parties appealed that March 2003 decision (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc.,  Case No. 03-1354). On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether Andrx’s product infringes the Elan patent. On July 12, 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction, and the District Court instructed the parties to file briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals decision. The parties filed their briefs and are awaiting the court’s decision.

In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of Andrx’s sale of its generic version of Naprelan® (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc.,  Case No. 058-60158). In February 2005, Andrx filed its answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent. This matter has been stayed pending resolution of the infringement action. Andrx has sold and is continuing to sell its generic version of the 500mg strength of Naprelan®. Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Mallinckrodt Claim.   On February 17, 2006, Andrx filed a complaint against Mallinckrodt in the U.S. District Court for the Southern District of Florida (Andrx Therapeutics, Inc v. Mallinckrodt, Inc..,  Case No. 06-60210). The complaint resulted from a dispute over certain agreements, including a supply and marketing agreement entered into between Andrx and Mallinckrodt. The complaint sought to establish the parties’ rights under the agreements, a judgment declaring that the agreements are still in force and that Andrx has not defaulted in its obligations. In the alternative, Andrx sought a judgment for either breach of contract for anticipatory repudiation or for breach of duty of good faith. On March 10, 2006, Mallinckrodt filed suit against Andrx in state court in Missouri, arising from the same dispute referenced above (Mallinckrodt, Inc. v. Andrx Laboratories, Inc., et al.,  Case No. 06-1000). In its suit, Mallinckrodt alleged breach of contract, breach of implied covenant of good faith and fair dealing and sought damages of $9.5 million, along with a declaratory judgment and injunctive relief. On June 29, 2007, the parties settled all disputes related to the actions pending in Florida and Missouri, and the matters were dismissed with prejudice.

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

Hormone Replacement Therapy Litigation.   Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. Approximately ninety cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 142 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas ( In re: Prempro Products Liability Litigation, MDL Docket No. 1507  ). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”).  This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” under “Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2006 and elsewhere in our Annual Report and this Quarterly Report.

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

In conjunction with the Andrx Acquisition, the Company recorded a $497.8 million charge to operations in the year ended December 31, 2006, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), for in-process research and development (“IPR&D”) assets acquired that the Company determined had no alternative future use in their current state. The Company’s valuation of IPR&D projects included over thirty controlled or immediate release products at various stages of research and development. These IPR&D projects were valued through discounted cash flow analysis utilizing the “income” approach at rates commensurate with their perceived risks, which for these IPR&D projects ranged between 19%-20%. A partial list of cash flow considerations utilized for each of the IPR&D projects included an evaluation of a project’s estimated cost to complete, future product prospects and competition, product lifecycles, expected date of market introduction and expected pricing and cost structure. The major risks and uncertainties associated with the timely and successful completion of these IPR&D projects include delays caused by legal actions brought by the Company’s competitors and the timing of the receipt of necessary regulatory approvals. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

The charge for IPR&D in the year ended December 31, 2006 related primarily to the acquisition of the following six IPR&D projects:

Actos® and Extended-Release Metformin Combination Product

In December 2003, Andrx entered into an agreement with Takeda Chemical Industries, Ltd. (“Takeda”) to develop and market a combination product consisting of Andrx’s approved 505(b)(2) New Drug Application (“NDA”) extended-release metformin and Takeda’s Actos® (pioglitazone), each of which is administered once a day for the treatment of type 2 diabetes. The Company is responsible for obtaining regulatory approval of its extended-release metformin in countries that Takeda determines it will market the combination product.  In addition, the Company is responsible for the formulation and manufacture of the combination product and Takeda is responsible for obtaining regulatory approval of and marketing the combination product, both in the U.S. and in certain other countries.

In March 2006, Takeda filed an NDA for this combination product and the NDA is under review by the U.S. Food and Drug Administration (“FDA”).  Final approval and launch of the product is dependent, among other things, upon favorable resolution of the Official Action Indicated (“OAI”) status at the Company’s Davie, Florida manufacturing facility.  If approved and launched, the Company is eligible to receive future milestone payments and royalties from Takeda’s sale of this product.

The Company’s valuation of this IPR&D project at the Andrx Acquisition date was $133 million.

Enoxaparin Sodium (generic version of Lovenox®)

On May 2, 2005, Andrx entered into an agreement to obtain certain exclusive marketing rights for Amphastar Pharmaceuticals, Inc.’s (“Amphastar’s”) generic version of Aventis Pharmaceuticals, Inc.’s (“Aventis’”) Lovenox® injectable product.  Amphastar submitted its Abbreviated New Drug Application (“ANDA”) for generic Lovenox® to the FDA in March 2003.  Amphastar’s ANDA is the subject of a patent infringement lawsuit filed by Aventis. Amphastar has not obtained FDA approval for its product and the product continues to be delayed by a Citizen Petition, including two supplements, and possibly other factors. Amphastar has submitted comments to Aventis’ Citizen Petition and supplements. Our marketing rights for this product generally extend to the U.S. retail pharmacy market, and we will receive up to 50% of the net profits, as defined, generated from such sales.

The launch of this product is dependent upon Amphastar obtaining FDA approval.

The Company’s valuation of this IPR&D project at the Andrx Acquisition date was $33 million.

Metoprolol Succinate (generic version of Toprol-XL®)

In 2003 and 2004, Andrx filed ANDAs seeking FDA approval to market metoprolol succinate extended-release tablets in the 25mg, 50mg, 100mg and 200mg strengths.  Andrx was awarded 180-days of market exclusivity for the 50mg strength.  During the second quarter of this year, the Company announced that pursuant to an agreement with Sandoz, a subsidiary of Novartis AG (“Sandoz”), the Company relinquished its rights to a 180-day period of marketing exclusivity for its 50mg strength product.  As a result of Watson’s agreement to relinquish its marketing exclusivity, Sandoz obtained final approval of its ANDA for metoprolol succinate extended-release 50 mg tablets. Watson will be entitled to a share of Sandoz’s profits on sales of the product, which began in the third quarter of this year.

Andrx continues to pursue approval of its own pending ANDAs for metoprolol succinate extended-release tablets. Watson believes that under current FDA policy, Andrx will be barred from obtaining final approval until March 18, 2008, when AstraZeneca’s pediatric study market exclusivity expires.  Final approval and launch of the product is also dependent upon satisfactorily resolving certain questions from the FDA regarding the ANDAs as well as favorable resolution of the OAI status at the Company’s Davie, Florida manufacturing facility.

The Company’s valuation of this IPR&D project at the Andrx Acquisition date was $85 million.

Methylphenidate Hydrochloride (generic version of Concerta®)

Andrx has pending ANDAs for the generic versions of Concerta® (methylphenidate hydrochloride extended-release tablets) in the 18mg, 27mg, 36mg and 54mg strengths.

In September 2005, ALZA Corporation and McNeil-PPC, Inc. sued Andrx for patent infringement related to the generic version of Concerta®.  The ANDAs remain under review by the FDA and McNeil-PPC, Inc. has filed a Citizen Petition relating to approval criteria for Concerta® generics.  Final approval and launch of the product is also dependent upon favorable resolution of the OAI status at the Company’s Davie, Florida manufacturing facility.

The Company’s valuation of this IPR&D project at the Andrx Acquisition date was $94 million.

Omeprazole (generic version of Prilosec®)

Andrx has pending ANDAs for omeprazole delayed-release capsules, 10mg, 20mg and 40 mg strengths, which is bioequivalent to Prilosec®.  In 2001, AstraZeneca filed suit against Andrx alleging infringement of a patent  (patent no. 6,013,281) (“the ‘281 patent”) directed to a process for making an omeprazole formulation. Andrx filed counterclaims of non-infringement, invalidity and unenforceability.  In May 2004, the district court ruled that the ‘281 patent was invalid due to obviousness.  In April 2007, the U.S. Court of Appeals for the Federal Circuit affirmed the 2004 District Court decision that the ‘281 patent is invalid.

Andrx is currently enjoined from selling its generic version of Prilosec® until October 20, 2007, the date upon which Orange Book patents 4,786,505 and 4,853,230 expire, including pediatric exclusivity.

The ANDAs remain under review by the FDA. Final approval and launch of the product is dependent upon favorable resolution of the OAI status at the Company’s Davie, Florida manufacturing facility.  Upon approval and launch, we believe that we are entitled to the 180-day period of market exclusivity with respect to the generic version of the 40mg strength of Prilosec®.

The Company’s valuation of this IPR&D project at the acquisition date was $57 million.

Diltiazem HCl ER (Cardizem® LA)

Andrx Corporation has pending ANDAs with the FDA for generic versions of Cardizem® LA (diltiazem HCl extended-release tablets), 120mg, 180mg, 240mg, 300mg, 360mg and 420mg strengths. Andrx initially filed its ANDA for the 420mg strength on April 25, 2005, with a Paragraph IV certification and notification to the patent holder. On August 10, 2005, Biovail Laboratories Int’l SRL. (“Biovail”), which is the holder of the NDA for Cardizem® LA, initiated a patent infringement lawsuit against the Company for the 420mg strength in the U.S. District Court for the District of Delaware. Andrx subsequently amended its initial ANDA submission to include the 120mg, 180mg, 240mg, 300mg and 360mg strengths, along with a related Paragraph IV certification and notice letter. On October 14, 2005, Biovail initiated a patent infringement lawsuit on the remaining strengths.

The ANDAs remain under review by the FDA.  Final approval and launch of the product is dependent upon favorable resolution of the OAI status at the Company’s Davie, Florida manufacturing facility, as well as expiration of the statutory 30-month stay of approval.  The Company believes that Andrx is the first ANDA applicant with a Paragraph IV certification for each of the six strengths, and accordingly may be entitled to 180 days of market exclusivity under the Hatch-Waxman Act.

The Company’s valuation of this IPR&D project at the Andrx Acquisition date was $12 million.

Prior to the Andrx Acquisition, the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as accumulated other comprehensive income within stockholders’ equity, net of any related tax effect. As required by Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), earnings (loss) on equity method investments has been restated for the three and six months ended June 30, 2006 to account for our investment in common shares of Andrx using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Other comprehensive income has also been restated for the three and six months ended June 30, 2006 to reflect these changes.

Results of Operations

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
	Generic	Brand	Distribution	Total	Generic	Brand	Total

Product sales	$327,446	$96,924	$146,631	$571,001	$419,441	$88,051	$507,492
Other	18,195	13,809	—	32,004	990	1,874	2,864

Net revenues	345,641	110,733	146,631	603,005	420,431	89,925	510,356
Cost of sales (1)	210,342	26,795	123,301	360,438	306,564	24,296	330,860
Gross profit	135,299	83,938	23,330	242,567	113,867	65,629	179,496
Gross margin	39.1%	75.8%	15.9%	40.2%	27.1%	73.0%	35.2%

Research and development	23,968	11,535	—	35,503	18,124	13,001	31,125
Selling and marketing	13,197	26,373	12,327	51,897	13,526	29,765	43,291
Contribution	$98,134	$46,030	$11,003	155,167	$82,217	$22,863	105,080
Contibution margin	28.4%	41.6%	7.5%	25.7%	19.6%	25.4%	20.6%

General and administrative				45,261			27,483
Amortization				44,159			41,101
Loss on impairment				—			66,981
Operating income				$65,747			$(30,485)
Operating margin				10.9%			(6.0)%

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

Other revenues consist primarily of royalties and commission revenue.

Our Generic segment develops, manufactures, markets, sells and distributes products within two product lines: Generics and Generic Oral Contraceptives.  Our Generics product line includes oral dosage, transdermal, injectible and transmucosal products used for a variety of indications including pain management, depression, hypertension and smoking cessation.

Net revenues from our Generic segment for the three months ended June 30, 2007 decreased $74.8 million to $345.6 million or 18% compared to net revenues of $420.4 million from the prior year period.  This decrease in net revenues was due to a $109.5 million decline in sales of certain authorized generic products including oxycodone HCl controlled-release tablets and pravastatin sodium tablets.  Generic segment sales of oxycodone HCl controlled-release tablets ended in the first quarter of 2007 as the supply and distribution agreement to sell this product terminated during the quarter.  This decline was offset in part by revenue generated from the addition of products from the Andrx Acquisition ($25.2 million) and an increase in other revenues ($17.2 million).

The increase in other revenues in the three months ended June 30, 2007 for the Generic segment was primarily related to commission revenues earned on sales of fentanyl citrate troche (which commenced during the third quarter of 2006) and royalties earned on GlaxoSmithKline’s (“GSK’s”) sales of Wellbutrin XL® 150mg (which commenced during the first quarter of 2007).  Combined, the commission revenue and royalties totaled $13.9 million.  Going forward, we expect other revenues to increase as a result of sales by Sandoz of metoprolol succinate 50 mg extended release tablets.

Gross Profit (Gross Margin)

Gross profit represents net revenues less cost of sales.  Cost of sales includes production and packaging costs for products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant in licensing agreements, inventory reserve charges, and excess capacity utilization charges, when applicable.  Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Gross profit for our Generic segment increased $21.4 million to $135.3 million in the three months ended June 30, 2007 from $113.9 million in the prior year period.  This year over year increase in gross profit was due primarily to the $17.2 million increase in other revenues.

Gross margins for our Generic segment increased 12 percentage points to 39.1% for the three months ended June 30, 2007 from 27.1% in the prior year period.  In the prior year period, our Generic segment gross margin was negatively impacted by 8 percentage points due to sales of oxycodone HCl and pravastatin sodium at lower gross margins.   The year-over-year increase in gross margins was also due to the increase in other revenues.  This increase in other revenues resulted in a 3.2 percentage point improvement in segment gross margin.  We expect further improvement in gross margins provided Sandoz launches its metoprolol succinate extended release tablets.

Research and Development Expenses

Research and development (“R&D”) expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.

R&D expenses within our Generic segment increased $5.8 million to $24.0 million or 32% during the three months ended June 30, 2007, as compared to $18.1 million from the same period of the prior year.  This increase was due to R&D expenditures associated with our Florida-based development group acquired in connection with the Andrx Acquisition.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs.

Brand Segment

Net Revenues

Our brand pharmaceutical business develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology.

Our Specialty Products product line includes urology products such as Androderm®, Oxytrol® and Trelstar® and a number of non-promoted products.

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

Other revenues also include revenue recognized from research, development and licensing agreements (including milestone payments). Revenue from development agreements is deferred and recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to the removal of any contingencies for each individual milestone. We recognize this revenue based upon the pattern in which the revenue is earned or the obligation is fulfilled.

Net revenues from our Brand segment for the three months ended June 30, 2007 increased $20.8 million to $110.7 million or 23% compared to net revenues of $89.9 million from the prior year period.  The increase in net revenues was attributable to product sales, royalties and deferred revenue related to a contract manufacturing agreement assumed in connection with the Andrx Acquisition ($8.6 million) and our share of profits on the AndroGel® co-promotion agreement ($6.4 million), which commenced in the fourth quarter of 2006.  Brand segment product sales also increased for certain non-promoted products within our Specialty Products product line from the prior year period as the prior year period was negatively impacted by a reduction in wholesaler inventory levels.

Gross Profit (Gross Margin)

Gross profit from our Brand segment increased 28% or $18.3 million in the current year period to $83.9 million from $65.6 million in the year ago period.  The year-over-year increase in gross profit was primarily the result of the addition of Androgel® co-promotional other revenue in the current year period of $6.4 million, lower production costs of $6.2 million, and higher sales of certain Specialty Products as the prior year period was impacted by a reduction in wholesaler inventory levels.

Research and Development Expenses

R&D expenses within our Brand segment decreased $1.5 million to $11.5 million or 11% during the three months ended June 30, 2007, as compared to $13.1 million from the same period of the prior year primarily due to decreased costs related to Phase III studies on the gel formulation of oxybutynin for overactive bladder as these studies near completion.

Selling and Marketing Expenses

Brand segment selling and marketing expenses decreased $3.4 million to $26.4 million or 11% during the three months ended June 30, 2007 as compared to $29.8 million from the same period of the prior year primarily due to lower field sales force costs ($2.1 million) and lower product spending for Oxytrol® ($0.6 million) in the current year quarter.

Distribution Segment

Net Revenues

Our Distribution segment consists primarily of sales of generic pharmaceutical products sourced from third parties.  Customers include independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.  Our Distribution segment results do not include sales of Generic and Brand products manufactured or licensed by us and sold to third parties through our distribution operations.  These sales are reflected in our Generic or Brand segment.  As we acquired our Distribution segment as part of the Andrx Acquisition in November, 2006, there are no comparatives for the prior year period.

Segment Contribution

	Three Months Ended June 30,		Change
($ in thousands):	2007	2006	Dollars	%

Segment contribution
Generic	$98,134	$82,217	$15,917	19.4%
Brand	46,030	22,863	23,167	101.3%
Distribution	11,003	—	11,003	100.0%
	$155,167	$105,080	$50,087	47.7%
as % of net revenues	25.7%	20.6%

Generic segment contribution increased for the three months ended June 30, 2007, as compared to the same period of the prior year, due to higher other revenues partially offset by higher R&D costs as a result of our Andrx Acquisition.

Brand segment contribution increased for the three months ended June 30, 2007, as compared to the same period of the prior year, primarily due to an increase in other revenues and a decrease in manufacturing costs as compared to the prior year period.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and NOTE 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Corporate General and Administrative Expenses

	Three Months Ended June 30,		Change
($ in thousands):	2007	2006	Dollars	%

Corporate general and administrative expenses	$45,261	$27,483	$17,778	64.7%
as a % of net revenues	7.5%	5.4%

Corporate general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which support our sales, R&D, marketing, human resources, finance and administration functions.

Corporate general and administrative expenses increased $17.8 million or 65% during the three months ended June 30, 2007 as compared to the same period of the prior year due primarily to the inclusion of corporate general and administrative costs related to the Andrx Acquisition ($12.9 million) and higher litigation costs ($3.6 million) relating to various matters.

Amortization

	Three Months Ended June 30,		Change
($ in thousands):	2007	2006	Dollars	%

Amortization	$44,159	$41,101	$3,058	7.4%
as a % of net revenues	7.3%	8.1%

The Company’s amortizable assets consist primarily of acquired product rights.  For the three months ended June 30, 2007 amortization expense includes charges related to intangible assets from the Andrx Acquisition.

Early Extinguishment of Debt

	Three Months Ended June 30,		Change
($ in thousands):	2007	2006	Dollars	%

Early extinguishment of debt	$(1,681)	$195	$(1,876)	(962.1)%
as a % of net revenues	(0.3)%	0.0%

During the quarter ended June 30, 2007, the Company pre-paid $100 million of the Term Facility under the terms of the Senior Credit Facility (together the “2006 Credit Facility”).  The Company entered into the 2006 Credit Facility in November 2006 to provide financing for the Andrx Acquisition.  As a result of this pre-payment, our results for the second quarter of 2007 reflect a $1.7 million debt repurchase charge.

Interest Income

	Three Months Ended June 30,		Change
($ in thousands):	2007	2006	Dollars	%

Interest income	$1,803	$6,913	$(5,110)	(73.9)%
as a % of net revenues	0.3%	1.4%

Interest income decreased during the three months ended June 30, 2007, as compared to the prior year period due to the use of available cash, cash equivalents and marketable securities to finance the Andrx Acquisition.

Interest Expense

	Three Months Ended June 30,
($ in thousands):	2007	2006	Change
Interest expense - 2006 Credit Facility	$8,076	$—	$8,076
Interest expense - convertible contingent senior debentures due 2023 (“CODES”)	3,151	3,151	—
Interest expense - 1998 Senior Notes	—	150	(150)
Interest and fees on credit facility	—	248	(248)
Change in derivative value	95	(278)	373
Interest expense - other	153	51	102
	$11,475	$3,322	$8,153
as a % of net revenues	1.9%	0.7%

Interest expense increased for the three months ended June 30, 2007 due to interest expense incurred on debt issued to finance the Andrx Acquisition.

Other Income

	Three Months Ended June 30,
($ in thousands):	2007	2006	Change

Earnings on equity method investments - restated	$2,284	$1,658	$626
Gain on sale of securities	683	—	683
Other income (expense)	67	(97)	164
	$3,034	$1,561	$1,473
as a % of net revenues	0.5%	0.3%

Earnings on Equity Method Investments

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.  As required by ARB 51, earnings (losses) on equity method investments have been restated for the three months ended June 30, 2006 to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with APB 18.

The earnings recorded during the three months ended June 30, 2007 primarily represent our share of earnings in Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Laboratories, Inc.  For the remainder of 2007, we expect that our earnings from Somerset will be below the current quarter amount.

Provision for Income Taxes

	Three Months Ended June 30,
($ in thousands):	2007	2006	% Change

Provision for income taxes	$21,019	$(9,527)
as a % of net revenues	3.5%	-1.9%
Effective tax rate	36.6%	37.9%	(1.3)%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, increases the effective tax rate.

The effective tax rate for the three months ended June 30, 2007 declined 1.3% to 36.6% as compared to 37.9% in the year ago period.  The effective tax rate in the current year period is lower primarily due to the extension of R&D tax incentives (1.0 percentage point).

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
	Generic	Brand	Distribution	Total	Generic	Brand	Total

Product sales	$738,921	$187,562	$292,071	$1,218,554	$740,856	$171,288	$912,144
Other	31,345	24,711	—	56,056	1,665	3,780	5,445

Net revenues	770,266	212,273	292,071	1,274,610	742,521	175,068	917,589
Cost of sales (1)	482,965	52,010	250,183	785,158	523,948	41,666	565,614
Gross profit	287,301	160,263	41,888	489,452	218,573	133,402	351,975
Gross margin	37.3%	75.5%	14.3%	38.4%	29.4%	76.2%	38.4%

Research and development	50,481	22,830	—	73,311	38,619	22,343	60,962
Selling and marketing	27,746	52,784	26,530	107,060	26,464	58,740	85,204
Contribution	$209,074	$84,649	$15,358	309,081	$153,490	$52,319	205,809
Contibution margin	27.1%	39.9%	5.3%	24.2%	20.7%	29.9%	22.4%

General and administrative				93,316			52,320
Amortization				88,092			82,201
Loss on impairment				—			66,981
Operating income				$127,673			$4,307
Operating margin				10.0%			0.5%

(1)  Excludes amortization of acquired intangibles including product rights.

Generic Segment

Net Revenues

Net revenues from our Generic segment for the six months ended June 30, 2007 increased $27.7 million to $770.3 million or 4% over net revenues of $742.5 million from the prior year period.  This increase in net revenues was attributable to an increase in other revenue of $29.7 million, revenue generated from the addition of products from the Andrx Acquisition ($58.3 million) offset in part by a decline in sales of certain authorized generic products including oxycodone HCl controlled-release tablets and pravastatin sodium tablets ($49.2 million).  The decline in sales of oxycodone HCl controlled-release tablets was due to the termination of the distribution agreement in the first quarter of 2007.

The increase in other revenues for the six months ended June 30, 2007 was primarily related to commission revenues earned on sales of fentanyl citrate troche and royalties earned on GSK’s sales of Wellbutrin XL® 150mg, together totaling $25.6 million.

Gross Profit (Gross Margin)

Gross profit for our Generic segment increased $68.7 million to $287.3 million in the six months ended June 30, 2007 from $218.6 million in the prior year period.  This year-over-year increase in gross profit was due to the following factors:

•                  Gross profit from authorized generic products oxycodone HCl controlled-release tablets and pravastatin sodium tablets increased $11.2 million primarily as a result of price increases realized in the current year period and more favorable commercial terms on sales of oxycodone HCl controlled-release tablets.  As discussed above, our agreement to sell oxycodone HCl controlled-release tablets ended during the first quarter of 2007.  Going forward, we expect to realize minimal gross profit from the sale of pravastatin sodium tablets.

•                  Other revenue increased $29.7 million as a result of commission revenue earned from the sale of fentanyl citrate troche and royalties earned in connection with the licensing of a patent to GSK (which commenced during the first quarter of 2007).

•                  Gross profit from products acquired in connection with the Andrx Acquisition contributed $8.9 million to the increase in Generic segment gross profit.

•                  Production cost improvements and new products also contributed to the year-over-year gross profit increase.

Gross margins for our Generic segment increased 7.9 percentage points to 37.3% for the six months ended June 30, 2007 from 29.4% in the prior year period.  The increase in gross margins is primarily due to an increase in other revenue (2.5 percentage points) and lower sales of oxycodone HCl and pravastatin sodium in the current year period.  In the prior year period, gross margins were negatively impacted by 5.9 percentage points due to the inclusion of these authorized generic products.

Research and Development Expenses

R&D expenses within our Generic segment increased $11.9 million to $50.5 million or 31% during the six months ended June 30, 2007, as compared to $38.6 million from the same period of the prior year, due to the inclusion of R&D expenditures from the Andrx Acquisition.

Selling and Marketing Expenses

Generic segment selling and marketing expenses increased slightly during the six months ended June 30, 2007 as compared to the same period of the prior year.

Brand Segment

Net Revenues

Net revenues from our Brand segment for the six months ended June 30, 2007 increased $37.2 million to $212.3 million or 21% over net revenues of $175.1 million from the prior year period.  The increase in net revenues was attributable to a $20.9 million increase in other revenues related to royalties and deferred revenues recognized from a contract manufacturing agreement assumed from the Andrx Acquisition ($9.2 million) and our share of profits on the AndroGel® co-promotion agreement ($11.7 million).  Brand segment product sales also increased for certain non-promoted products within our Specialty Products product line from the prior year period as the prior year period was impacted by a reduction in wholesaler inventory levels.

Gross Profit (Gross Margin)

Gross profit from our Brand segment increased 20% or $26.9 million in the six months ended June 30, 2007 to $160.3 million from $133.4 million in the year ago period.  The year-over-year increase in gross profit was primarily the result of an increase in other revenues of $20.9 million, including the addition of Androgel® co-promotional revenue in the current year period of $11.7 million and the addition of royalties and deferred revenue of $9.1 million related to a contract manufacturing agreement assumed in connection with the Andrx Acquisition.  Higher sales of certain Specialty Products also contributed to higher gross profit in the current year period as the prior year period was negatively impacted by a reduction in wholesaler inventory levels.

Research and Development Expenses

R&D expenses within our Brand segment increased $0.5 million to $22.8 million or 2.2% during the six months ended June 30, 2007 as compared to $22.3 million from the prior year period.

Selling and Marketing Expenses

Brand segment selling and marketing expenses decreased $6.0 million to $52.8 million or 10% during the six months ended June 30, 2007 as compared to $58.7 million from the same period of the prior year primarily due to lower field sales force costs ($3.2 million) and lower product spending for Oxytrol®, Trelstar® and Ferrlecit® during the current period ($2.2 million).

Distribution Segment

Net revenues of our Distribution segment consists primarily of sales of generic pharmaceutical products sourced from third parties.  Customers include independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices.  Our Distribution segment results do not include sales of generic and brand products manufactured or licensed by Watson and sold to third parties through our distribution operations.  These sales are reflected in our generic or brand segment.  As we acquired our Distribution segment as part of the Andrx Acquisition in November, 2006, there are no comparatives for the prior year period.

Segment Contribution

	Six Months Ended June 30,		Change
($ in thousands):	2007	2006	Dollars	%

Segment contribution
Generic	$209,074	$153,490	$55,584	36.2%
Brand	84,649	52,319	32,330	61.8%
Distribution	15,358	—	15,358	100.0%
	$309,081	$205,809	$103,272	50.2%
as % of net revenues	24.2%	22.4%

Generic segment contribution increased for the six months ended June 30, 2007, as compared to the same period of the prior year, due to higher levels of other revenues and gross profit partially offset by higher R&D costs as a result of the Andrx Acquisition.

Brand segment contribution increased for the six months ended June 30, 2007, as compared to the same period of the prior year, primarily due to an increase in other revenues and an increase in net product revenues related to certain non-promoted products within our Specialty Products product line as well as lower selling and marketing expenses.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and NOTE 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Corporate General and Administrative Expenses

	Six Months Ended June 30,		Change
($ in thousands):	2007	2006	Dollars	%

Corporate general and administrative expenses	$93,316	$52,320	$40,996	78.4%
as a % of net revenues	7.3%	5.7%

Corporate general and administrative expenses increased $41 million or 78% during the six months ended June 30, 2007 as compared to the same period of the prior year primarily due to the inclusion of corporate general and administrative costs related to the Andrx Acquisition ($28.3 million) and higher litigation costs ($7.0 million) relating to various matters.

Amortization

	Six Months Ended June 30,		Change
($ in thousands):	2007	2006	Dollars	%

Amortization	$88,092	$82,201	$5,891	7.2%
as a % of net revenues	6.9%	9.0%

The Company’s amortizable assets consist primarily of acquired product rights.  For the six months ended June 30, 2007 amortization expense includes charges related to intangible assets from the Andrx Acquisition.

Early Extinguishment of Debt

	Six Months Ended June 30,		Change
($ in thousands):	2007	2006	Dollars	%

Early extinguishment of debt	$(4,410)	$(525)	$(3,885)	740.0%
as a % of net revenues	(0.3)%	(0.1)%

During the six months ended June 30, 2007, the Company pre-paid $250 million of the Term Facility under the terms of the 2006 Credit Facility.  As a result of this pre-payment, our results for the six months ended June 30, 2007 reflect a $4.4 million debt repurchase charge.

On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding senior unsecured 7 1/8% notes (“1998 Senior Notes”).  The 1998 Senior Notes were redeemed on May 23, 2006.  As a result, the Company incurred costs representing redemption fees, expenses, and a premium on the redemption.

Interest Income

	Six Months Ended June 30,		Change
($ in thousands):	2007	2006	Dollars	%

Interest income	$4,732	$13,165	$(8,433)	(64.1)%
as a % of net revenues	0.4%	1.4%

Interest income decreased during the six month period ended June 30, 2007, as compared to the prior year period due to the use of available cash, cash equivalents and marketable securities to finance the Andrx Acquisition.

Interest Expense

	Six Months Ended June 30,
($ in thousands):	2007	2006	Change

Interest expense - 2006 Credit Facility	$18,450	$—	$18,450
Interest expense - CODES	6,302	6,302	—
Interest expense - 1998 Senior Notes	—	406	(406)
Interest and fees on credit facility	—	495	(495)
Change in derivative value	119	(731)	850
Interest expense - other	480	151	329
	$25,351	$6,623	$18,728
as a % of net revenues	2.0%	0.7%

Interest expense increased for the six months ended June 30, 2007 due to interest expense incurred on debt issued to finance the Andrx Acquisition.

Other Income

	Six Months Ended June 30,
($ in thousands):	2007	2006	Change

Earnings on equity method investments - restated	$3,723	$1,373	$2,350
Gain on sale of securities	2,472	3,695	(1,223)
Other income	242	8	234
	$6,437	$5,076	$1,361
as a % of net revenues	0.5%	0.6%

Earnings on Equity Method Investments

The earnings recorded during the six months ended June 30, 2007 primarily represent our share of earnings in Somerset.

Gain on Sale of Securities

The 2006 and 2007 gain on sale of securities resulted from the sale of our investment in Adheris, Inc. to inVentiv Health, Inc.  During the six months ended June 30, 2006, we received cash proceeds of $4.7 million and certain contingent consideration from our sale of our investment in Adheris, Inc.  During the six months ended June 30, 2007, all contingencies were removed relating to the contingent consideration received on the sale of our investment in Adheris, Inc.  Accordingly, the Company received cash and common shares of inVentiv Health, Inc. during the period as additional proceeds on our sale of our investment in Adheris, Inc., resulting in a gain on sale of securities.

Provision for Income Taxes

	Six Months Ended June 30,
($ in thousands):	2007	2006	% Change

Provision for income taxes	$41,060	$5,837
as a % of net revenues	3.2%	0.6%
Effective tax rate	37.6%	37.9%	(0.3)%

The provision for income taxes increased in the six months ended June 30, 2007 due to higher levels of income before income taxes.  The effective tax rate for the six months ended June 30, 2007 declined 0.3% to 37.6% as compared to 37.9% in the year ago period.  The effective tax rate in the current year period is lower due to the extension of R&D tax incentives (1.0 percentage point) offset by an increase in permanent items (0.8 percentage points).

Liquidity and Capital Resources

Working Capital Position

Working capital at June 30, 2007 and December 31, 2006 is summarized as follows:

	June 30,	December 31,	Increase
($ in thousands):	2007	2006	(Decrease)

Current Assets:
Cash and cash equivalents	$74,852	$154,171	$(79,319)
Marketable securities	10,513	6,649	3,864
Accounts receivable, net of allowances	301,602	384,692	(83,090)
Inventories	553,869	517,236	36,633
Other	153,734	198,928	(45,194)
Total current assets	1,094,570	1,261,676	(167,106)
Current liabilities:
Accounts payable and accrued expenses	436,776	516,875	(80,099)
Current portion of long-term debt	5,602	107,059	(101,457)
Other	17,468	65,995	(48,527)
Total current liabilities	459,846	689,929	(230,083)
Working Capital	$634,724	$571,747	$62,977
Current Ratio	2.38	1.83

Watson’s primary source of liquidity is cash from operations.  Net working capital at June 30, 2007 was $634.7 million compared to $571.7 million at December 31, 2006 and $1.19 billion at June 30, 2006.

During the six months ended June 30, 2007, our working capital increased by $63 million primarily due to net cash provided by operating activities.  The decrease in other current assets at June 30, 2007 was due primarily to the collection of a $35 million legal settlement during the period.  Cash and cash equivalents as well as current portion of long-term debt decreased at June 30, 2007 as we pre-paid $250 million of debt incurred to finance the Andrx Acquisition.  Accounts payable and accrued liabilities decreased during the period due primarily to payments of accrued royalties ($44.2 million), accrued severance and retention ($13.2 million), legal and audit accruals ($12.5 million) and bonus accruals ($10.8 million).  Other current liabilities decreased $48.5 million primarily due to a reclassification of $46.7 million of income tax payable from current to long term as a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).

We expect that 2007 cash flows from operating activities will continue to exceed net income.  In addition, management expects that cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs in 2007.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Six months ended June 30,
($ in thousands):	2007	2006

Net cash provided by operating activities	$199,242	$196,225

Net cash flows from operations represents net income adjusted for certain operating-related non-cash items and changes in assets and liabilities.  For the six months ended June 30, 2007, cash provided by operating activities was $199.2 million, compared to $196.2 million in the six months ended June 30, 2006.

Investing Cash Flows

Net cash flows used in investing activities are summarized as follows:

	Six months ended June 30,
($ in thousands):	2007	2006

Net cash used in investing activities	$37,852	$51,749

Investing cash flows consist of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales.  We used $37.9 million in net cash for investing activities during the six months ended June 30, 2007 compared to $51.7 million used in investing activities during the six months ended June 30, 2006.  The higher net cash used in investing activities during the six months ended June 30, 2006 reflected our $29.7 million acquisition of Sekhsaria Chemicals Ltd. during 2006.  During the six months ended June 30, 2007, we incurred higher capital expenditures on property and equipment ($35.5 million) than the comparable period in 2006 ($18.2 million).

Financing Cash Flows

Net cash flows used in financing activities are summarized as follows:

	Six months ended June 30,
($ in thousands):	2007	2006

Net cash used in financing activities	$240,709	$11,516

Financing cash flows consist primarily of borrowings and repayments of debt and proceeds from the exercise of stock options.  For the six months ended June 30, 2007, net cash used in financing activities was $240.7 million compared to $11.5 million during the six months ended June 30, 2006.  As indicated above we pre-paid $250 million of debt originally incurred to finance the Andrx Acquisition during the six months ended June 30, 2007.

Debt and Borrowing Capacity

Our debt at June 30, 2007 and December 31, 2006 is summarized as follows:

	June 30,	December 31,	Increase
($ in thousands):	2007	2006	(Decrease)

Current portion of long-term debt	$5,602	$107,059	$(101,457)
Long-term debt	974,276	1,124,145	(149,869)
Total debt	$979,878	$1,231,204	$(251,326)
Debt to capital ratio	35.7%	42.3%

In March 2003, we issued $575 million of our CODES.  As of June 30, 2007, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

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

The 2006 Credit Facility has a five-year term and will bear interest equal to LIBOR plus 0.75% (subject to certain adjustments).  The indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries.  The Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions.  Indebtedness under the 2006 Credit Facility may be pre-payable, and commitments reduced at the election of Watson without premium (subject to certain conditions).  As of June 30, 2007, the Company had not drawn any funds from the Revolving Facility.

During the six months ended June 30, 2007, the Company prepaid $250 million of the amount outstanding under the Term Facility.  As of June 30, 2007, $400 million is outstanding under the Term Facility.  As a result of this pre-payment, our results for the six months ended June 30, 2007 reflect a $4.4 million non-cash charge for debt repurchase charges.

Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis.  We are subject to, and, as of June 30, 2007, were in compliance with financial and operation covenants under the terms of the Credit Facility.  The agreement currently contains the following financial covenants:

•                  maintenance of a minimum net worth of at least $1.35 billion;

•                  maintenance of a maximum leverage ratio not greater than 3.25 to 1.0; and

•                  maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At June 30, 2007, our net worth was $1.76 billion, and our leverage ratio was 1.94 to 1.0.   Our interest coverage ratio for the trailing twelve months ended June 30, 2007 was 9.2 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of June 30, 2007.  Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors.  Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest)
(in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years and Other
Long-term and other debt	$1,236,822	$40,104	$198,164	$326,273	$672,281
Liabilities incurred for acquisitions of products and businesses	1,583	1,196	—	—	387
Income tax liability for uncertain tax positions	45,669	—	—	—	45,669
Operating lease obligations	141,527	18,434	40,231	8,210	74,652
Total contractual cash obligations	$1,425,601	$59,734	$238,395	$334,483	$792,989

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

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent accounting pronouncements

In July 2006, FASB issued FIN 48.  FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.  FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  As a result of the adoption of FIN 48, the Company recorded a $2.9 million increase in the liability for unrecognized tax benefits resulting in a decrease to the January 1, 2007 retained earnings balance of $2.9 million (for additional information on the adoption of FIN 48, see NOTE 9 — INCOME TAXES in the accompanying Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q).

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 157 and has not yet determined the impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items beginning at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently reviewing SFAS 159 and has not yet determined the impact, if any, on its consolidated financial statements.

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

Investment Risk

As of June 30, 2007, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $51.3 million.  Of this amount, we had equity-method investments of $48.2 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $2.9 million ($2.2 million that was included in “Marketable securities” and $0.7 million that was included in “Investments and other assets”).  The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.  Based on the fair value of the publicly traded equity securities we held at June 30, 2007, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.7 million, $1.1 million and $1.4 million, respectively.

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

During 2004, we began investing excess cash in U.S. Treasury securities classified as available-for-sale securities, with no security having a maturity in excess of two years.  These securities are exposed to interest rate fluctuations.  Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES, our 2006 Credit Facility and our other notes payable approximated their carrying values on June 30, 2007.  While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

At this time, we are not party to any interest rate or derivative hedging contracts and have no material foreign exchange or commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, the Company has investments in certain unconsolidated entities.  As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2006 and Legal Matters in NOTE 11 — CONTINGENCIES in the accompanying Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes from these risk factors during the six months ended June 30, 2007.

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

No common stock was repurchased under the 2006 Repurchase Program which expired on February 15, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 4, 2007, the following proposals were set before the stockholders for their vote:

Proposal 1.	To elect three persons as Class III Directors to a three-year term and until their successors are duly elected and qualified.

	Allen	Michel J.	Fred G.
	Chao, Ph.D	Feldman	Weiss
Votes “For”	83,716,117	82,841,913	84,256,241
Votes to “Withhold Authority”	4,896,520	5,770,724	4,356,396

The terms of the following directors continued after the annual meeting:

Expiration
Class I	of Term
Michael J. Fedida	2008
Albert F. Hummel	2008
Catherine M. Klema	2008

Class II
Jack Michelson	2009
Ronald R. Taylor	2009
Andrew L. Turner	2009

Proposal 2.	To approve the Second Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc.,:

Votes “For”— 81,783,251 shares Votes “Against”— 5,922,120 shares Votes “Abstained”— 907,266 shares Broker “Non-Vote”— 0 shares

Proposal 3.	To ratify of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2007:

Votes “For”— 87,205,011 shares Votes “Against”— 798,070 shares Votes “Abstained”— 609,557 shares Broker “Non-Vote”— 0 shares

ITEM 6.  EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC.
(Registrant)

	By:	/s/ R. Todd Joyce
R. Todd Joyce
Vice President — Corporate Controller and Treasurer

(Principal Financial Officer and Principal Accounting Officer)

Date: August 6, 2007

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended June 30, 2007

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