Form 10-Q
period 2007-09-30
WATSON PHARMACEUTICALS INC
filed 2007-11-06
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares outstanding of the Registrant’s only class of common stock as of November 1, 2007 was approximately 103,629,000.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$133,348	$154,171
Marketable securities	11,721	6,649
Accounts receivable, net	275,840	384,692
Inventories, net	524,107	517,236
Prepaid expenses and other current assets	81,759	86,115
Deferred tax assets	97,226	112,813

Total current assets	1,124,001	1,261,676
Property and equipment, net	683,441	697,415
Investments and other assets	70,261	76,377
Deferred tax assets	54,603	55,348
Product rights and other intangibles, net	647,526	779,284
Goodwill	875,443	890,477

Total assets	$3,455,275	$3,760,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$371,431	$516,875
Income taxes payable	—	46,773
Current portion of long-term debt	6,587	107,059
Deferred revenue	16,925	19,222

Total current liabilities	394,943	689,929

Long-term debt	974,342	1,124,145
Deferred revenue	46,362	58,086
Other long-term liabilities	8,107	4,169
Other taxes payable	51,639	—
Deferred tax liabilities	172,886	203,860

Total liabilities	1,648,279	2,080,189

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	373	369
Additional paid-in capital	963,830	937,308
Retained earnings	1,141,334	1,041,638
Accumulated other comprehensive income	3,190	1,073
Treasury stock, at cost	(301,731)	(300,000)

Total stockholders’ equity	1,806,996	1,680,388

Total liabilities and stockholders’ equity	$3,455,275	$3,760,577

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		Restated		Restated
		(Note 1)		(Note 1)
Net revenues	$594,706	$440,493	$1,869,316	$1,358,082
Cost of sales (excluding amortization, presented below)	346,420	257,896	1,131,578	823,510

Gross profit	248,286	182,597	737,738	534,572

Operating expenses:
Research and development	35,657	29,447	108,968	90,409
Selling, general and administrative	112,491	64,467	312,867	201,991
Amortization	44,159	39,392	132,251	121,593
Net (gain) loss on asset sales and impairments	(6,118)	—	(6,118)	66,981

Total operating expenses	186,189	133,306	547,968	480,974

Operating income	62,097	49,291	189,770	53,598

Non-operating (expense) income, net:
Loss on early extinguishment of debt	—	—	(4,410)	(525)
Interest income	1,964	9,601	6,696	22,766
Interest expense	(10,125)	(3,814)	(35,476)	(10,437)
Other income (expense)	1,449	(225)	7,886	4,851

Total non-operating (expense) income, net	(6,712)	5,562	(25,304)	16,655

Income before income taxes	55,385	54,853	164,466	70,253
Provision for income taxes	20,779	20,460	61,839	26,297

Net income	$34,606	$34,393	$102,627	$43,956

Earnings per share:
Basic	$0.34	$0.34	$1.00	$0.43

Diluted	$0.31	$0.31	$0.93	$0.43

Weighted average shares outstanding:
Basic	102,453	101,865	102,266	101,760

Diluted	117,421	116,353	117,042	116,356

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in thousands)

	Nine Months Ended September 30,
	2007	2006
		Restated
		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,627	$43,956

Reconciliation to net cash provided by operating activities:
Depreciation	56,935	37,027
Amortization	132,250	121,593
Charge for asset impairment	4,499	66,981
Deferred income tax benefit	(15,509)	(54,134)
Provision for inventory reserve	36,908	18,126
Restricted stock and stock option compensation	10,337	9,731
Earnings on equity method investments	(5,409)	(1,576)
Gain on sale of securities	(2,131)	(3,695)
Loss on early extinguishment of debt	4,410	525
(Gain) loss on sale of property and equipment	(10,221)	329
Tax benefits from employee stock plans	994	932
Mark to market on derivative	15	(651)
Other	3,532	(3,179)
Changes in assets and liabilities (net of acquisition of business):
Accounts receivable, net	111,852	69,931
Inventories	(48,654)	(53,712)
Prepaid expenses and other current assets	20,945	(2,369)
Accounts payable and accrued expenses	(142,957)	40,445
Deferred revenue	(10,712)	2,796
Income taxes payable	2,967	48,183
Other assets	3,047	(3,472)

Total adjustments	153,098	293,811

Net cash provided by operating activities	255,725	337,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(49,812)	(25,468)
Acquisition of product rights	(492)	(440)
Acquisition of business, net of cash acquired	—	(29,574)
Proceeds from sale of marketable equity securities	3,223	3,693
Proceeds from sale of investments	—	4,695
Proceeds from sale of property and equipment	14,385	—
Additions to marketable securities	(5,624)	(5,164)
Additions to long-term investments	(1,152)	(12,682)
Distribution from joint venture	715	5,942

Net cash used in investing activities	(38,757)	(58,998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan, current debt and other long-term liabilities	(252,910)	(18,926)
Proceeds from issuance of short-term debt	1,655	—
Proceeds from stock plans	15,195	7,928
Repurchase of common stock	(1,731)	—

Net cash used in financing activities	(237,791)	(10,998)

Net (decrease) increase in cash and cash equivalents	(20,823)	267,771
Cash and cash equivalents at beginning of period	154,171	467,451

Cash and cash equivalents at end of period	$133,348	$735,222

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — GENERAL

Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of generic pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company with generic, brand and distribution businesses. Watson operates manufacturing, distribution, research and development and administrative facilities primarily in the United States of America (“U.S.”).

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

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx Corporation (“Andrx”) for $1.9 billion (the “Andrx Acquisition”). Prior to the Andrx Acquisition the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as accumulated other comprehensive income within stockholders’ equity, net of any related tax effect. As required by Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), earnings (loss) on equity method investments has been restated for the three and nine months ended September 30, 2006 to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Comprehensive income has also been restated for the three and nine months ended September 30, 2006 to reflect these changes.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income is composed of unrealized gains (losses) on its holdings of publicly traded debt and equity securities, foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges. The components of comprehensive income, including attributable income taxes, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		Restated		Restated
Net income	$34,606	$34,393	$102,627	$43,956

Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of tax	122	608	(395)	1,297
Translation gain (loss)	1,676	(199)	2,761	(629)
Unrealized loss on cash flow hedge, net of tax	(249)	—	(249)	—

Total other comprehensive income	1,549	409	2,117	668

Total comprehensive income	$36,155	$34,802	$104,744	$44,624

Preferred and Common Stock

As of September 30, 2007 and December 31, 2006, 2,500,000 shares of no par value per share preferred stock were authorized, with none issued. As of September 30, 2007 and December 31, 2006, 500,000,000 shares of $0.0033 par value per share common stock were authorized, with 113,003,000 and 111,867,000 shares issued and 103,604,000 and 102,467,000 outstanding, respectively. Of the issued shares, 9,455,000 and 9,400,000 shares were held as treasury shares as of September 30, 2007 and December 31, 2006, respectively.

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

The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventory. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company principally validates the chargeback accrual quarterly through a review of the inventory reports obtained from its largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85%—90% of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated. The following table summarizes the activity in the Company’s major categories of SRA (in thousands):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2005	$139,605	$128,293	$45,293	$12,094	$325,285
Provision related to sales in nine months ended September 30, 2006	876,450	306,016	141,136	52,224	1,375,826
Credits and payments	(852,695)	(294,088)	(132,733)	(51,762)	(1,331,278)

Balance at September 30, 2006	163,360	140,221	53,696	12,556	369,833
Provision related to sales in three months ended December 31, 2006	314,004	115,384	32,073	18,461	479,922
Add: Andrx Acquisition	15,911	27,667	8,992	1,601	54,171
Credits and payments	(328,795)	(102,734)	(52,272)	(18,546)	(502,347)

Balance at December 31, 2006	164,480	180,538	42,489	14,072	401,579
Provision related to sales in nine months ended September 30, 2007	909,497	296,333	122,717	51,001	1,379,548
Credits and payments	(925,744)	(323,243)	(114,244)	(51,968)	(1,415,199)

Balance at September 30, 2007	$148,233	$153,628	$50,962	$13,105	$365,928

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		Restated		Restated
Earnings per share - basic
Net income	$34,606	$34,393	$102,627	$43,956

Basic weighted average common shares outstanding	102,453	101,865	102,266	101,760

Earnings per share - basic	$0.34	$0.34	$1.00	$0.43

Earnings per share - assuming dilution
Net income	$34,606	$34,393	$102,627	$43,956
Add: Interest expense on CODES, net of tax	1,905	2,026	5,906	5,486

Net income, adjusted	$36,511	$36,419	$108,533	$49,442

Basic weighted average common shares outstanding	102,453	101,865	102,266	101,760
Effect of dilutive securities:
Conversion of CODES	14,357	14,357	14,357	14,357
Dilutive stock options	611	131	419	239

Diluted weighted average common shares outstanding	117,421	116,353	117,042	116,356

Earnings per share - diluted	$0.31	$0.31	$0.93	$0.43

Stock awards to purchase 5.9 million and 10.8 million common shares for the three months ended September 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the stock awards were antidilutive. Stock awards to purchase 7.9 million and 10.1 million common shares for the nine months ended September 30, 2007 and 2006, respectively, were outstanding but were not included in the computation of diluted earnings per share because the stock awards were antidilutive.

Derivatives

During the quarter ended September 30, 2007, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The Company’s interest rate swap agreements involve agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed upon notional amount. The debt and amounts that the Company hedges are determined based on our current business plan, prevailing market conditions and the current shape of the yield curve. The Company’s objective in entering into these interest rate financial instruments is to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. As of September 30, 2007, all of the derivative instruments entered into are designated as hedges of underlying exposures. The Company does not use any of these instruments for trading or speculative purposes.

Derivative instruments used by Watson involve, to varying degrees, elements of credit risk, in the event a counterparty should default, and market risk, as the instruments are subject to interest rate fluctuations. Credit risk is managed through the use of counterparty diversification and monitoring of counterparty financial condition. All derivative financial instruments are with firms rated by national rating agencies.

All derivatives are recognized on the balance sheet at their fair value. To date, all derivatives entered into by the Company qualify for and are designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. There was no net gain or loss recognized in earnings related to our derivative instruments for any of the periods presented.

At September 30, 2007, the notional amount of interest rate swaps entered into by the Company was $200 million. The fair value of the interest rate swap at September 30, 2007 was a liability of $0.4 million and is presented within other long-term liabilities on the balance sheet. These interest swap agreements were entered into on September 17, 2007 and expire in January 2009.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing SFAS 157 and has not yet determined the impact on its consolidated financial statements.

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

Stock Option Plans

A summary of the changes in the Company’s stock option plans during the nine months ended September 30, 2007 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	10,985	$36.39
Granted	596	30.60
Exercised	(580)	26.19
Cancelled	(956)	36.56

Outstanding at September 30, 2007	10,045	$36.61	5.2	$20,361

Vested and expected to vest at September 30, 2007	9,366	$37.15	5.0	$18,054

Options exercisable at September 30, 2007	7,839	$38.71	4.3	$12,616

As of September 30, 2007, the Company had $9.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 2.0 years. Total intrinsic value of stock options exercised for the three months ended September 30, 2007 and 2006 was $0.6 million and $0.4 million, respectively. Total intrinsic value of stock options exercised for the nine months ended September 30, 2007 and 2006 was $2.9 million and $2.3 million, respectively.

Restricted Stock

A summary of the changes in restricted stock grants during the nine months ended September 30, 2007 is presented below (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted shares outstanding at December 31, 2006	569	$30.26	1.9	$17,211
Granted	678	32.12		21,804
Vested	(159)	34.20		(5,444)
Cancelled	(67)	31.38		(2,109)

Restricted shares outstanding at September 30, 2007	1,021	$30.81	2.2	$31,462

As of September 30, 2007, the Company had $17.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.2 years.

Share-Based Compensation

The impact of share-based compensation on the Company’s results of operations for the three and nine months ended September 30, 2007 and 2006, respectively, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total share-based compensation expense	$3,347	$2,940	$9,901	$8,712
Tax benefit	(1,255)	(1,097)	(3,723)	(3,284)

Share-based compensation expense, net of tax	$2,092	$1,843	$6,178	$5,428

Share-based compensation capitalized to inventory	$924	$628	$2,707	$1,708

NOTE 3 — ACQUISITIONS

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion. Andrx, whose capabilities both augment and complement those of Watson, distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices through its Anda distribution business. In addition, the acquisition augmented our existing formulation development capability by providing technology for difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products. As a result of the Andrx Acquisition, Watson now has three operating segments: Generic, Brand and Distribution.

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

Additional Investment in Scinopharm

The Company holds an equity interest in Scinopharm Taiwan Ltd. (“Scinopharm”). In January 2006, the Company made an additional investment in Scinopharm of approximately $12.0 million which increased its ownership interest to approximately 31%. The Company’s option to acquire an additional 44% interest in Scinopharm at a cost of approximately $80 million expired in October 2007 without exercise.

NOTE 4 — OTHER INCOME (EXPENSE)

Other income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Earnings on equity method investments - restated	$1,686	$203	$5,409	$1,576
Gain on sale of securities	—	—	2,472	3,695
Other income (expense)	(237)	(428)	5	(420)

	$1,449	$(225)	$7,886	$4,851

As discussed in NOTE 1 – GENERAL, earnings on equity method investments has been restated to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with APB 18.

NOTE 5 — OPERATING SEGMENTS

Watson has three reportable operating segments: Generic, Brand and Distribution. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products. The Company sells its Brand and Generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores in the U.S. Following the Andrx Acquisition, a third operating segment was added representing the Anda distribution business (“Anda”). The Distribution segment distributes generic pharmaceutical products and select brand pharmaceutical products manufactured by third parties to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices in the U.S. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results are included in Watson results since the date of the Andrx Acquisition and exclude sales by Anda of Watson Generic and Brand products, which are included in their respective segment results.

“Other” revenue consists primarily of co-promotional revenue, royalties, commissions and the recognition of deferred revenue associated with manufacturing, development and licensing arrangements.

Net revenues and segment contribution information for the Company’s Generic, Brand and Distribution segments, consisted of the following:

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
	Generic	Brand	Distribution	Total	Generic	Brand	Total

Product sales	$326,231	$93,534	$129,875	$549,640	$347,635	$85,543	$433,178
Other	31,489	13,577	—	45,066	5,436	1,879	7,315

Net revenues	357,720	107,111	129,875	594,706	353,071	87,422	440,493
Cost of sales (1)	210,931	22,089	113,400	346,420	234,973	22,923	257,896

Gross profit	146,789	85,022	16,475	248,286	118,098	64,499	182,597
Gross margin	41%	79%	13%	42%	33%	74%	41%

Research and development	26,555	9,102	—	35,657	18,339	11,108	29,447
Selling and marketing	14,018	26,613	12,716	53,347	12,656	26,447	39,103

Contribution	106,216	49,307	3,759	159,282	87,103	26,944	114,047

Contribution margin	30%	46%	3%	27%	25%	31%	26%

General and administrative			59,144				25,364
Amortization			44,159				39,392
Net (gain) loss on asset sales and impairments			(6,118)				—

Operating income			$62,097				$49,291

Operating margin			10%				11%

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Generic	Brand	Distribution	Total	Generic	Brand	Total
Product sales	$1,065,152	$281,096	$421,946	$1,768,194	$1,088,491	$256,831	$1,345,322
Other	62,834	38,288	—	101,122	7,101	5,659	12,760

Net revenues	1,127,986	319,384	421,946	1,869,316	1,095,592	262,490	1,358,082
Cost of sales (1)	693,896	74,099	363,583	1,131,578	758,921	64,589	823,510

Gross profit	434,090	245,285	58,363	737,738	336,671	197,901	534,572
Gross margin	38%	77%	14%	39%	31%	75%	39%

Research and development	77,036	31,932	—	108,968	56,958	33,451	90,409
Selling and marketing	41,764	79,397	39,246	160,407	39,120	85,187	124,307

Contribution	$315,290	$133,956	$19,117	468,363	$240,593	$79,263	319,856

Contribution margin	28%	42%	5%	25%	22%	30%	24%
General and administrative				152,460			77,684
Amortization				132,251			121,593
Net (gain) loss on asset sales and impairments				(6,118)			66,981

Operating income (loss)				$189,770			$53,598

Operating margin				10%			4%

(1)	Excludes amortization of acquired intangibles including product rights.

NOTE 6 — INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at September 30, 2007 and December 31, 2006 is approximately $17.6 million and $34.2 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) net of inventory allowances and consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$105,320	$113,603
Work-in-process	67,015	69,621
Finished goods	351,772	334,012

Total inventories, net	$524,107	$517,236

NOTE 7 — GOODWILL

Goodwill for the Company’s reporting units consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Brand segment	$356,998	$368,105
Generic segment	432,662	433,774
Distribution segment	85,783	88,598

Total goodwill	$875,443	$890,477

The $15 million decrease in goodwill during 2007 primarily relates to an adjustment to acquired income tax contingencies.

NOTE 8 — LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Senior Credit Facility, due 2011, bearing interest at LIBOR plus 0.75% (“2006 Credit Facility”)	$400,000	$650,000
CODES, face amount of $575 million, due 2023, net of unamortized discount	574,333	574,125
Other notes payable	6,596	7,079

	980,929	1,231,204
Less: Current portion	6,587	107,059

Total long-term debt	$974,342	$1,124,145

Senior Credit Facility

During the nine months ended September 30, 2007, the Company made prepayments of the 2006 Credit Facility totalling $250 million. As a result of these pre-payments, the Company’s results for the nine months ended September 30, 2007 reflect a $4.4 million non-cash charge for debt repurchases. As of September 30, 2007, $400 million is outstanding under the 2006 Credit Facility.

Interest Rate Swaps

During the quarter ended September 30, 2007, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $200 million. The interest rate swap instruments involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. These interest swap agreements were entered into on September 17, 2007 and expire in January 2009. For additional information on our interest rate swap derivatives, refer to NOTE 1 – GENERAL.

NOTE 9 — INCOME TAXES

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

As of September 30, 2007, the liability for income tax associated with uncertain tax positions was $50.3 million. This amount is reduced for timing differences and amounts primarily arising from business combinations which, if recognized, would be recorded to goodwill. The net amount of $29.2 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. At adoption, the Company had accrued $6.5 million of interest and penalties (net of tax benefit) related to uncertain tax positions and, as of September 30, 2007, the Company had accrued $7.0 million of interest and penalties (net of tax benefit) related to uncertain tax positions.

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

The Company anticipates that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits and the expiration of statute of limitations in the next 12 months. Through September 30, 2007, the Company paid $4.8 million (net of tax benefit) in settlement of uncertain tax benefits, accrued interest and penalties and recognized a current receivable for income tax and interest of $1.2 million.

NOTE 10 — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2007 consisted of the following (in thousands):

Stockholders’ equity, December 31, 2006	$1,680,388
Adoption of FIN 48	(2,931)

1,677,457
Common stock issued under employee plans	15,196
Increase in additional paid-in capital for restricted stock and stock option compensation	10,338
Net income	102,626
Other comprehensive income	2,117
Tax benefit from employee stock plans	993
Repurchase of common stock	(1,731)

Stockholders’ equity, September 30, 2007	$1,806,996

NOTE 11 — NET (GAIN) LOSS ON ASSET SALES AND IMPAIRMENTS

For the three months ended September 30, 2007, we recorded a gain on sale of our Phoenix facility in the amount of $10.6 million and also recorded an additional impairment of our Puerto Rico facility in the amount of $4.5 million.

Gain on Sale of Phoenix Facility

The Company received cash consideration of $13.5 million from the sale of our Phoenix facility. The carrying amount of net assets included in the Phoenix sale was $1.5 million and transaction and other costs of disposal were $1.4 million.

Impairment of Puerto Rico Facility

During the third quarter of 2007, the Company recognized an additional impairment charge in the amount of $4.5 million to reduce the fair value of its solid dosage manufacturing facility in Puerto Rico to its estimated current market value. Fair value of $2.0 million was based on discussions with potential buyers of the property and market values for comparable properties.

NOTE 12 — CONTINGENCIES

Legal Matters

Watson and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s regular practice is to expense legal fees as they are incurred in connection with legal matters, and to accrue for potential liabilities in accordance with SFAS No. 5 “Accounting for Contingencies”.

Phen-fen litigation. Beginning in late 1997, a number of product liability suits were filed against Watson, The Rugby Group (“Rugby”) and certain other Watson affiliates, as well as numerous other manufacturing defendants, for personal injuries allegedly arising out of the use of phentermine hydrochloride. The plaintiffs allege various injuries, ranging from minor injuries and anxiety to heart damage and death. There are approximately 12 cases, with a total of approximately 39 plaintiffs, pending against Watson and its affiliates in numerous state and federal courts. Most of the cases involve multiple plaintiffs, and several were filed or certified as class actions. The Company believes it will be fully indemnified by Rugby’s former owner, Aventis Pharmaceuticals (“Aventis”, formerly known as Hoechst Marion Roussel, Inc., and now known as Sanofi Aventis) for the defense of all such cases and for any liability that may arise out of these cases. Aventis is currently controlling the defense of all these matters as the indemnifying party under its agreements with the Company. Additionally, Watson may have recourse against the manufacturing defendants in these cases.

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

Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company has filed Answers to the various amended consolidated class action complaints, and has opposed, with other defendants, the plaintiffs’ Motion for Leave to File a Fifth Amended Master Consolidated Class Action Complaint. Defendants in the consolidated litigation have been divided into two groups. The Company and its named subsidiaries are contained in a large group of defendants (the “Track Two” Defendants) that is currently awaiting a ruling on the plaintiffs’ request for certification of classes of plaintiffs to maintain a class action against the drug company defendants. Certain other defendants, referred to as the “Track One” defendants, have proceeded on a more expedited basis. The presiding judge in the matter granted class certification with respect to certain companies and individuals in the group of Track One Defendants. A trial was held with respect to some of the claims against this group of defendants, and the judge ruled in favor of the Plaintiffs as to some defendants and awarded damages. The Track One Defendants agreed to settle some of the claims filed on behalf of one of the classes certified in that case, and one of the Track One Defendants has agreed to settle with all of the classes certified in that case. The presiding judge has ordered the Company and other Track Two Defendants to enter mediation proceedings to explore the possibility of settling some or all of the claims pending in that case. These mediation proceedings are ongoing, and the Company is participating.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by the Attorneys General of numerous states, including Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Hawaii, Idaho, South Carolina, Iowa and Utah (State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky

Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case no. 054-2486, Missouri Circuit Court of St. Louis. State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI. State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV-0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH), State of Utah vs. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. unknown; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461).

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

The City of New York filed an action in the United States District Court for the Southern District of New York on August 4, 2004, against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and was consolidated with several similar cases filed by individual New York counties. A corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint included as plaintiffs the City of New York and 30 New York counties. Since the filing of the Consolidated Complaint, cases brought by a total of 14 additional New York counties have been transferred to the District of Massachusetts. The Company is now named as a defendant in cases brought by the City of New York and 44 New York counties, consolidated in the District of Massachusetts case. An additional action raising similar allegations was filed by Orange County, New York, on April 5, 2007, and the Company was served with a copy of the Complaint in that case on April 25, 2007 (County of Orange v. Abbott Laboratories, Inc., et al , United States District Court for the Southern District of New York, Case No. 07-CV-2777). Many of the state and county cases are included in consolidated or single-case mediation proceedings, in which the Company is participating.

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

Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, January 2005, January 2006 and January 2007, respectively, the first, second, third, fourth and fifth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 9, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. From February 20, 2007 through March 9, 2007, the FDA conducted another inspection of the facility. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection. In April 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations. The FDA conducted another inspection of the facility from October 18, 2007 through October 26, 2007. At the conclusion of the inspection, the FDA issued a Form 483 listing two observations made during the pre-approval portion of the inspection related to two pending abbreviated new drug applications. No formal observations were made concerning the Company’s compliance with cGMP. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could adversely affect the Company, its results of operations, financial position and/or cash flows.

Securities Litigation. Beginning in November 2003, several securities class action lawsuits were commenced in the United States District Court for the Central District of California against Watson and certain of its present and former officers and directors. On February 9, 2004, the federal court issued an order consolidating all of the federal actions (In re: Watson Pharmaceuticals, Inc. Securities Litigation, Case No. CV-03-8236 AHM). In addition to the federal consolidated actions, two shareholder derivative actions were filed in California Superior Court for the County of Riverside ( Philip Orlando v. Allen Chao, et al., Case No. 403717; and Charles Zimmerman v. Allen Chao, et al, Case No. 403715 ). These federal and state cases all relate to the drop in the price of the Company’s common stock in November 2001, and allege generally that the Company failed to timely advise investors about matters such as falling inventory valuations, increased competition and manufacturing difficulties, and therefore, the Company’s published financial statements and public announcements during 2000 and 2001 were false and misleading. The shareholder derivative actions were dismissed without prejudice on November 16, 2004. On August 2, 2004, the United States District Court for the Central District of California court granted the defendants’ motion to dismiss the federal consolidated action, and allowed plaintiffs until August 30, 2004 to file an amended complaint. On August 30, 2004, the lead plaintiff in the federal consolidated action notified the court that it did not intend to file an amended complaint in response to the court’s order granting the defendants’ motion to dismiss. On September 2, 2004, the District Court entered a judgment of dismissal in favor of the defendants. On October 1, 2004, one of the non-lead plaintiffs in the consolidated action filed a Notice of Appeal of the dismissal of the action with the United States Court of Appeals for the Ninth Circuit (Pension Fund v. Watson Pharmaceuticals, Inc., USCA Docket No. 04-56791). The court heard oral argument on the appeal on November 17, 2006. On December 1, 2006, the court ordered appellants to file a new and separate action against defendants within 28 days or show cause why they had not done so. Appellants did not file a new and separate action, responding that such a filing would be time-barred and requesting a ruling on their appeal. As of August 1, 2007, the appellate court had not ruled on the matter. On August 16, 2007, the Court of Appeals affirmed the District Court’s judgment of dismissal and on October 15, 2007, the Court of Appeals denied the appellants’ petition for rehearing and petition for rehearing en banc. The Company believes that it has substantial meritorious defenses and intends to defend the matters vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Securities Litigation Against Andrx Corporation. On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of the Andrx’s common stock during the class period (March 9, 2005 through September 5, 2005) in the U.S. District Court for the Southern District of Florida against Andrx Corporation and its then Chief Executive Officer, Thomas Rice ( Jerry Lowry v. Andrx Corporation, et al., Case No. 05-61640). The complaint seeks damages under the Securities Exchange Act of 1934, and alleges that during the class period, Andrx failed to disclose that its manufacturing facilities were not in compliance with cGMP. The complaint further alleges that Andrx’s failure to be cGMP compliant led to the FDA placing Andrx on Official Action Indicated status, which resulted in not being eligible for approvals of Andrx’s Abbreviated New Drug Applications. On July 24, 2006, the defendants moved to dismiss the action. On December 8, 2006, the court granted in part and denied in part the defendants’ motion to dismiss. On April 18, 2007, plaintiffs filed a motion seeking class certification. On October 2, 2007, the parties entered into an agreement in principle settling all outstanding claims. The terms of the agreement are confidential and are subject to the execution of definitive documentation and approval of the U.S. District Court for the Southern District of Florida. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

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

Watson and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation,, and other litigation matters that arise from time to time. For example, the Company has received Civil Investigative Demands from the Federal Trade Commission seeking information and documents related to the terms on which the Company has settled lawsuits initiated by patentees under the Hatch-Waxman Act. These investigations include the Company’s August 2006 settlement with Cephalon related to the Company’s generic version of Provigil® (modafinil) and its September 2006 settlement with Unimed and Besins related to the Company’s generic version of AndroGel® (testosterone gel).

The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.

NOTE 13 — SUBSEQUENT EVENT

On November 5, 2007, the Company prepaid an additional $75 million outstanding under the 2006 Credit Facility. As of November 5, 2007, $325 million is outstanding under the 2006 Credit Facility.

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

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx Corporation (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion (the “Andrx Acquisition”). Andrx distributes pharmaceutical products primarily to independent and chain pharmacies and physicians’ offices through its Anda distribution business. In addition, the acquisition augmented our existing formulation development capability by providing technology for difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.

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

Metoprolol Succinate (generic version of Toprol-XL®)

In 2003 and 2004, Andrx filed ANDAs seeking FDA approval to market metoprolol succinate extended-release tablets in the 25mg, 50mg, 100mg and 200mg strengths. Andrx was awarded 180-days of market exclusivity for the 50mg strength. During the second quarter of this year, the Company announced that pursuant to an agreement with Sandoz, a subsidiary of Novartis AG (“Sandoz”), the Company relinquished its rights to a 180-day period of marketing exclusivity for its 50mg strength product. As a result of Watson’s agreement to relinquish its marketing exclusivity, Sandoz obtained final approval of its ANDA for metoprolol succinate extended-release 50 mg tablets. Watson is entitled to a share of Sandoz’s profits on sales of the product, which began in the third quarter of this year.

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

In September 2005, ALZA Corporation and McNeil-PPC, Inc. sued Andrx for patent infringement related to the generic version of Concerta®. The ANDAs remain under review by the FDA and McNeil-PPC, Inc. has filed a Citizen Petition relating to approval criteria for Concerta® generics. Final approval and launch of the product is also dependent upon favorable resolution of the OAI status at the Company’s Davie, Florida manufacturing facility and may also be subject to obtaining a waiver or expiration of a third party’s 180 days of market exclusivity.

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

The ANDAs remain under review by the FDA. Final approval and launch of the product is dependent upon favorable resolution of the OAI status at the Company’s Davie, Florida manufacturing facility, satisfactorily resolving certain questions from the FDA regarding the ANDAs, and expiration or early termination of the statutory 30-month stay of approval. The Company believes that Andrx is the first ANDA applicant with a Paragraph IV certification for each of the six strengths, and accordingly may be entitled to 180 days of market exclusivity under the Hatch-Waxman Act.

The Company’s valuation of this IPR&D project at the Andrx Acquisition date was $12 million.

Restatement of 2006 Results

Prior to the Andrx Acquisition, the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as accumulated other comprehensive income within stockholders’ equity, net of any related tax effect. As required by Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” (“ARB 51”), earnings (loss) on equity method investments has been restated for the three and nine months ended September 30, 2006 to account for our investment in common shares of Andrx using the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). Other comprehensive income has also been restated for the three and nine months ended September 30, 2006 to reflect these changes.

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

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
	Generic	Brand	Distribution	Total	Generic	Brand	Total
Product sales	$326,231	$93,534	$129,875	$549,640	$347,635	$85,543	$433,178
Other	31,489	13,577	—	45,066	5,436	1,879	7,315

Net revenues	357,720	107,111	129,875	594,706	353,071	87,422	440,493
Cost of sales (1)	210,931	22,089	113,400	346,420	234,973	22,923	257,896

Gross profit	146,789	85,022	16,475	248,286	118,098	64,499	182,597
Gross margin	41.0%	79.4%	12.7%	41.7%	33.4%	73.8%	41.5%

Research and development	26,555	9,102	—	35,657	18,339	11,108	29,447
Selling and marketing	14,018	26,613	12,716	53,347	12,656	26,447	39,103

Contribution	$106,216	$49,307	$3,759	159,282	$87,103	$26,944	114,047

Contribution margin	29.7%	46.0%	2.9%	26.8%	24.7%	30.8%	25.9%

General and administrative				59,144			25,364
Amortization				44,159			39,392
Net (gain) loss on asset sales and impairments				(6,118)			—

Operating income				$62,097			$49,291

Operating margin				10.4%			11.2%

(1)	Excludes amortization of acquired intangibles including product rights.

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

Net revenues from our Generic segment for the three months ended September 30, 2007 increased 1.0% or $4.6 million to $357.7 million compared to net revenues of $353.1 million from the prior year period. The increase in net revenues included an increase in other revenues ($26.1 million), revenue generated from the addition of products from the Andrx Acquisition ($25.4 million) and an increase in net product sales from recent product launches ($14.3 million from the second quarter launch of bupropion hydrochloride extended-release tablets and the third quarter launch of fentanyl transdermal patch) and increased business from certain existing products. This increase in net revenues was offset in part by a $68.8 million decline in sales of certain authorized generic products including oxycodone HCl controlled-release tablets and pravastatin sodium tablets. Generic segment sales of oxycodone HCl controlled-release tablets ended in the first quarter of 2007 as the distribution agreement to sell this product terminated during the quarter.

The $26.1 million increase in other revenues in the three months ended September 30, 2007 for the Generic segment compared to the year ago period was primarily related to commission revenues earned on sales of fentanyl citrate troche (which commenced during the third quarter of 2006), royalties earned on GlaxoSmithKline’s (“GSK’s”) sales of Wellbutrin XL® 150mg (which royalty commenced during the first quarter of 2007) and royalties on sales by Sandoz of metoprolol succinate 50 mg extended release tablets (which commenced during the third quarter of 2007). Together these three items combined represented an increase in other revenue totaling $24.7 million for the three months ended September 30, 2007 from the prior year period.

Gross Profit (Gross Margin)

Gross profit represents net revenues less cost of sales. Cost of sales includes production and packaging costs for products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements, inventory reserve charges, and excess capacity utilization charges, when applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Gross profit for our Generic segment increased $28.7 million to $146.8 million in the three months ended September 30, 2007 from $118.1 million in the prior year period. This year over year increase in gross profit was due primarily to the $26.1 million increase in other revenues.

Gross margins for our Generic segment increased 7.6 percentage points to 41.0% for the three months ended September 30, 2007 from 33.4% in the prior year period. In the prior year period, our Generic segment product gross margin was negatively impacted by 4.6 percentage points due to sales of oxycodone HCl and pravastatin sodium at lower gross margins. The year-over-year increase in gross margins was also due to the increase in other revenues. This increase in other revenues resulted in a 4.6 percentage point improvement in segment gross margin. New product launches (bupropion hydrochloride extended-release tablets, 300 mg and fentanyl transdermal patch) also contributed to higher gross margins for the three months ended September 30, 2007 which were offset by price erosion within the Generic segment.

Research and Development Expenses

Research and development (“R&D”) expenses consist predominantly of personnel costs, contract research, development and facilities costs associated with the development of our products.

R&D expenses within our Generic segment for the three months ended September 30, 2007 increased 45% or $8.2 million to $26.6 million compared to $18.3 million from the prior year period. This increase was due to R&D expenditures associated with our Florida-based development group acquired in connection with the Andrx Acquisition.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs.

Selling and marketing expenses within our Generic segment for the three months ended September 30, 2007 increased 11% or $1.4 million to $14.0 million compared to $12.7 million from the prior year period.

Brand Segment

Net Revenues

Our brand pharmaceutical business develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology.

Our Specialty Products product line includes urology products such as Trelstar®, Oxytrol® and Androderm® and a number of non-promoted products.

Our Nephrology product line consists of products for the treatment of iron deficiency anemia and is generally marketed to nephrologists and dialysis centers. The key product of the Nephrology group is Ferrlecit®, which is used to treat low iron levels in patients undergoing hemodialysis in conjunction with erythropoietin therapy.

Other revenues in the Brand segment consist of co-promotion revenue, royalties and revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply brand products to third parties.

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

Net revenues from our Brand segment for the three months ended September 30, 2007 increased 23% or $19.7 million to $107.1 million compared to net revenues of $87.4 million from the prior year period. The increase in net revenues was attributable to product sales, royalties and deferred revenue related to a contract manufacturing agreement assumed in connection with the Andrx Acquisition ($8.5 million) and our share of profits on the AndroGel® co-promotion agreement ($5.4 million), which commenced in the fourth quarter of 2006. Brand segment product sales also increased for certain products within our Specialty Products product line from the prior year period as the prior year period was negatively impacted by a reduction in wholesaler inventory levels.

Gross Profit (Gross Margin)

Gross profit from our Brand segment increased 32% or $20.5 million in the current year period to $85.0 million from $64.5 million in the year ago period. The year-over-year increase in gross profit was primarily the result of the addition of Androgel® co-promotional other revenue in the current year period ($5.4 million), lower production costs ($10.0 million) due primarily to the sale of our Phoenix facility and higher sales of certain Specialty Products as the prior year period was impacted by a reduction in wholesaler inventory levels.

Gross margins for our Brand segment increased 5.6 percentage points to 79.4% for the three months ended September 30, 2007 from 73.8% in the prior year period. The increase in gross margins is primarily due to an increase in other revenue (2.5 percentage points) and lower production costs due primarily to the sale of our Phoenix facility.

Research and Development Expenses

R&D expenses within our Brand segment decreased 18% or $2.0 million to $9.1 million compared to $11.1 million from the prior year period primarily due to decreased costs related to Phase III studies on the gel formulation of oxybutynin for overactive bladder as these studies near completion.

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

Segment Contribution

	Three Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Segment contribution
Generic	$106,216	$87,103	$19,113	21.9%
Brand	49,307	26,944	22,363	83.0%
Distribution	3,759	—	3,759	100.0%

	$159,282	$114,047	$45,235	39.7%

as % of net revenues	26.8%	25.9%

Generic segment contribution increased for the three months ended September 30, 2007, as compared to the same period of the prior year, due to higher other revenues partially offset by higher R&D costs as a result of our Andrx Acquisition.

Brand segment contribution increased for the three months ended September 30, 2007, as compared to the same period of the prior year, primarily due to an increase in other revenues and a decrease in manufacturing costs as compared to the prior year period.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and NOTE 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Corporate General and Administrative Expenses

	Three Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Corporate general and administrative expenses	$59,144	$25,364	$33,780	133.2%
as a % of net revenues	9.9%	5.8%

Corporate general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which support our sales, R&D, marketing, human resources, finance and administration functions.

Corporate general and administrative expenses increased 133% or $33.8 million to $59.1 million compared to $25.4 million from the prior year period due primarily to the inclusion of corporate general and administrative costs related to the Andrx Acquisition ($12.6 million), severance costs incurred in the current period ($4.5 million) and higher litigation costs ($14.3 million) relating to various litigation matters.

Amortization

	Three Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Amortization	$44,159	$39,392	$4,767	12.1%
as a % of net revenues	7.4%	8.9%

The Company’s amortizable assets consist primarily of acquired product rights. For the three months ended September 30, 2007 amortization expense includes charges related to intangible assets from the Andrx Acquisition.

Net (Gain) Loss on Asset Sales and Impairments

	Three Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Net (gain) loss on asset sales and impairments	$(6,118)	$—	$(6,118)	100.0%
as a % of net revenues	(1.0)%	0.0%

For the three months ended September 30, 2007, we recorded a gain on sale of our Phoenix facility in the amount of $10.6 million and also recorded an additional impairment of our Puerto Rico facility in the amount of $4.5 million.

The Company received cash consideration of $13.5 million from the sale of our Phoenix facility. The carrying amount of net assets included in the Phoenix sale was $1.5 million and transaction and other costs of disposal were $1.4 million.

During the third quarter of 2007, the Company recognized an additional impairment of its solid dosage manufacturing facility in Puerto Rico. Fair value of $2.0 million was based on discussions with potential buyers of the property and market values for comparable properties.

Interest Income

	Three Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Interest income	$1,964	$9,601	$(7,637)	(79.5)%
as a % of net revenues	0.3%	2.2%

Interest income decreased during the three months ended September 30, 2007, as compared to the prior year period due to the use of available cash, cash equivalents and marketable securities to finance the Andrx Acquisition.

Interest Expense

	Three Months Ended September 30,
($ in thousands):	2007	2006	Change	%
Interest expense - 2006 Credit Facility	$6,889	$—	$6,889
Interest expense - convertible contingent senior debentures due 2023 (“CODES”)	3,151	3,151	—
Interest and fees on credit facility	—	248	(248)
Change in derivative value	(103)	81	(184)
Interest expense - other	188	334	(146)

	$10,125	$3,814	$6,311	165.5%

as a % of net revenues	1.7%	0.9%

Interest expense increased for the three months ended September 30, 2007 due to interest expense incurred on borrowings used to finance the Andrx Acquisition.

Other Income (Expense)

	Three Months Ended September 30,
($ in thousands):	2007	2006	Change	%
Earnings on equity method investments - restated	$1,686	$203	$1,483
Other income (expense)	(237)	(428)	191

	$1,449	$(225)	$1,674	(744.0)%

as a % of net revenues	0.2%	(0.1)%

Earnings on Equity Method Investments

The Company’s equity investments are accounted for under the equity method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. As required by ARB 51, earnings (losses) on equity method investments have been restated for the three months ended September 30, 2006 to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting in accordance with APB 18.

The earnings recorded during the three months ended September 30, 2007 primarily represent our share of earnings in Scinopharm Taiwan Ltd. (“Scinopharm”).

Provision for Income Taxes

	Three Months Ended September 30,
($ in thousands):	2007	2006	% Change
Provision for income taxes	$20,779	$20,460
as a % of net revenues	3.5%	4.6%
Effective tax rate	37.5%	37.3%	0.2%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, increases the effective tax rate.

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	Generic	Brand	Distribution	Total	Generic	Brand	Total
Product sales	$1,065,152	$281,096	$421,946	$1,768,194	$1,088,491	$256,831	$1,345,322
Other	62,834	38,288	—	101,122	7,101	5,659	12,760

Net revenues	1,127,986	319,384	421,946	1,869,316	1,095,592	262,490	1,358,082
Cost of sales (1)	693,896	74,099	363,583	1,131,578	758,921	64,589	823,510

Gross profit	434,090	245,285	58,363	737,738	336,671	197,901	534,572
Gross margin	38.5%	76.8%	13.8%	39.5%	30.7%	75.4%	39.4%

Research and development	77,036	31,932	—	108,968	56,958	33,451	90,409
Selling and marketing	41,764	79,397	39,246	160,407	39,120	85,187	124,307

Contribution	$315,290	$133,956	$19,117	468,363	$240,593	$79,263	319,856

Contribution margin	28.0%	41.9%	4.5%	25.1%	22.0%	30.2%	23.6%

General and administrative				152,460			77,684
Amortization				132,251			121,593
Net (gain) loss on asset sales and impairments				(6,118)			66,981

Operating income				$189,770			$53,598

Operating margin				10.2%			3.9%

(1)	Excludes amortization of acquired intangibles including product rights.

Generic Segment

Net Revenues

Net revenues from our Generic segment for the nine months ended September 30, 2007 increased 3% or $32.4 million to $1,128.0 million compared to net revenues of $1,095.6 million from the prior year period. The increase in net revenues was attributable to an increase in other revenue ($55.7 million), revenue generated from the addition of products from the Andrx Acquisition ($83.7 million) and an increase in net product sales from recent product launches ($29.2 million from the third quarter 2006 launch of QuasenseTM, the second quarter 2007 launch of bupropion hydrochloride extended-release tablets and the third quarter 2007 launch of fentanyl transdermal patch). This increase in net revenues was offset in part by a decline in sales of certain authorized generic products including oxycodone HCl controlled-release tablets and pravastatin sodium tablets ($118.0 million). The decline in sales of oxycodone HCl controlled-release tablets was due to the termination of the distribution agreement in the first quarter of 2007.

The $55.7 million increase in other revenues for the nine months ended September 30, 2007 compared to the year ago period was primarily related to commission revenues earned on sales of fentanyl citrate troche, royalties earned on GSK’s sales of Wellbutrin XL® 150mg and royalties on sales by Sandoz of metoprolol succinate 50 mg extended release tablets. Together these three items combined represented an increase in other revenue totaling $50.3 million for the nine months ended September 30, 2007 from the prior year period.

Gross Profit (Gross Margin)

Gross profit for our Generic segment increased $97.4 million to $434.1 million in the nine months ended September 30, 2007 from $336.7 million in the prior year period. This year-over-year increase in gross profit was due to the following factors:

•

Other revenue increased $55.7 million primarily as a result of commission revenue earned from the sale of fentanyl citrate troche, royalties earned in connection with the licensing of a patent to GSK and royalties on sales by Sandoz of metoprolol succinate 50 mg extended release tablets.

•

Gross profit from new product launches including QuasenseTM, bupropion hydrochloride extended-release tablets 300 mg and fentanyl transdermal patch contributed $19.3 million to the increase in Generic segment gross profit.

•	Production cost improvements and facility closures also contributed to the year-over-year gross profit increase.

Gross margins for our Generic segment increased 7.8 percentage points to 38.5% for the nine months ended September 30, 2007 from 30.7% in the prior year period. The increase in gross margins is primarily due to an increase in other revenue (3.2 percentage points) and higher gross margins for oxycodone HCl and pravastatin sodium in the current year period. Gross margins were negatively impacted by 5.5 percentage points in the prior year period and 1.7 percentage points in the current year period due to the inclusion of these authorized generic products.

Research and Development Expenses

R&D expenses within our Generic segment increased 35% or $20.1 million to $77.0 million compared to $57.0 million from the prior year period, due to the inclusion of R&D expenditures from the Andrx Acquisition.

Selling and Marketing Expenses

Generic segment selling and marketing expenses increased slightly during the nine months ended September 30, 2007 as compared to the same period of the prior year.

Brand Segment

Net Revenues

Net revenues from our Brand segment for the nine months ended September 30, 2007 increased 22% or $56.9 million to $319.4 million compared to net revenues of $262.5 million from the prior year period. The increase in net revenues was attributable to product sales, royalties and deferred revenues recognized from a contract manufacturing agreement assumed from the Andrx Acquisition ($21.3 million) and our share of profits on the AndroGel® co-promotion agreement ($17.1 million). Brand segment product sales also increased for certain products within our Specialty Products product line from the prior year period as the prior year period was impacted by a reduction in wholesaler inventory levels.

Gross Profit

Gross profit from our Brand segment increased 24% or $47.4 million in the nine months ended September 30, 2007 to $245.3 million compared to $197.9 million in the year ago period. The year-over-year increase in gross profit was primarily the result of an increase in other revenues ($32.6 million), including the addition of Androgel® co-promotional revenue in the current year period ($17.1 million) and the addition of royalties and deferred revenue ($15.1 million) related to a contract manufacturing agreement assumed in connection with the Andrx Acquisition. Higher sales of certain Specialty Products also contributed to higher gross profit in the current year period as the prior year period was negatively impacted by a reduction in wholesaler inventory levels.

Research and Development Expenses

R&D expenses within our Brand segment in the nine months ended September 30, 2007 decreased 5% or $1.5 million to $31.9 million compared to $33.5 million from the prior year period primarily due to decreased costs in the second and third quarters of 2007 related to Phase III studies on the gel formulation of oxybutynin for overactive bladder as these studies near completion.

Selling and Marketing Expenses

Brand segment selling and marketing expenses in the nine months ended September 30, 2007 decreased 7% or $5.8 million to $79.4 million compared to $85.2 million from the prior year period primarily due to lower field sales force costs ($3.7 million) and lower product spending for Oxytrol®, Trelstar® and Ferrlecit® during the current period ($1.9 million).

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

Segment Contribution

	Nine Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Segment contribution
Generic	$315,290	$240,593	$74,697	31.0%
Brand	133,956	79,263	54,693	69.0%
Distribution	19,117	—	19,117	100.0%

	$468,363	$319,856	$148,507	46.4%

as % of net revenues	25.1%	23.6%

Generic segment contribution increased for the nine months ended September 30, 2007, as compared to the same period of the prior year, due to new product launches in the current year period, higher levels of other revenues and gross profit partially offset by higher R&D costs as a result of the Andrx Acquisition.

Brand segment contribution increased for the nine months ended September 30, 2007, as compared to the same period of the prior year, primarily due to an increase in other revenues and an increase in net product revenues related to certain products within our Specialty Products product line as well as lower selling and marketing expenses.

For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and NOTE 5 in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Corporate General and Administrative Expenses

	Nine Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Corporate general and administrative expenses	$152,460	$77,684	$74,776	96.3%
as a % of net revenues	8.2%	5.7%

Corporate general and administrative expenses in the nine months ended September 30, 2007 increased 96% or $74.8 million to $152.5 million compared to $77.7 million from the prior year period primarily due to the inclusion of corporate general and administrative costs related to the Andrx Acquisition ($40.9 million), higher litigation costs ($20.6 million) relating to various matters, higher acquisition and integration costs ($6.6 million) and severance costs incurred in the current period ($4.5 million).

Amortization

	Nine Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Amortization	$132,251	$121,593	$10,658	8.8%
as a % of net revenues	7.1%	9.0%

The Company’s amortizable assets consist primarily of acquired product rights. For the nine months ended September 30, 2007 amortization expense includes charges related to intangible assets from the Andrx Acquisition.

Net (Gain) Loss on Asset Sales and Impairments

	Nine Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Net (gains) loss on asset sales and impairments	$(6,118)	$66,981	$(73,099)	(109.1)%
as a % of net revenues	(0.3)%	4.9%

For the nine months ended September 30, 2007, we recorded a gain on sale of our Phoenix facility in the amount of $10.6 million and also recorded an additional impairment of our Puerto Rico facility in the amount of $4.5 million.

The Company received cash consideration of $13.5 million from the sale of our Phoenix facility. The carrying amount of net assets included in the Phoenix sale was $1.5 million and transaction and other costs of disposal were $1.4 million.

During the third quarter of 2007, the Company recognized an additional impairment of its solid dosage manufacturing facility in Puerto Rico. Fair value of $2.0 million was based on discussions with potential buyers of the property and market values for comparable properties.

During the nine months ended September 30, 2006, the Company recognized a $67.0 million loss on impairment of product rights resulting from a downward revision of long range product sales predominantly relating to Alora® and Actigall®.

Loss on Early Extinguishment of Debt

	Nine Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Loss on early extinguishment of debt	$4,410	$525	$3,885	740.0%
as a % of net revenues	0.2%	0.0%

During the nine months ended September 30, 2007, the Company pre-paid $250 million of the Term Facility under the terms of the 2006 Credit Facility. As a result of this pre-payment, our results for the nine months ended September 30, 2007 reflect a $4.4 million debt repurchase charge.

On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding senior unsecured 7 1/8% notes (“1998 Senior Notes”). The 1998 Senior Notes were redeemed on May 23, 2006. As a result, the Company incurred costs representing redemption fees, expenses, and a premium on the redemption.

Interest Income

	Nine Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Interest income	$6,696	$22,766	$(16,070)	(70.6)%
as a % of net revenues	0.4%	1.7%

Interest income decreased during the nine months ended September 30, 2007, as compared to the prior year period due to the use of available cash, cash equivalents and marketable securities to finance the Andrx Acquisition.

Interest Expense

	Nine Months Ended September 30,
($ in thousands):	2007	2006	Change	%
Interest expense - 2006 Credit Facility	$25,339	$—	$25,339
Interest expense - CODES	9,453	9,453	—
Interest expense - 1998 Senior Notes	—	406	(406)
Interest and fees on credit facility	—	744	(744)
Change in derivative value	15	(651)	666
Interest expense - other	669	485	184

	$35,476	$10,437	$25,039	239.9%

as a % of net revenues	1.9%	0.8%

Interest expense increased for the nine months ended September 30, 2007 due to interest expense incurred on borrowings used to finance the Andrx Acquisition.

Other Income (Expense)

	Nine Months Ended September 30,
($ in thousands):	2007	2006	Change	%
Earnings on equity method investments—restated	$5,409	$1,576	$3,833
Gain on sale of securities	2,472	3,695	(1,223)
Other income (expense)	5	(420)	425

	$7,886	$4,851	$3,035	62.6%

as a % of net revenues	0.4%	0.4%

Earnings on Equity Method Investments

The earnings recorded during the nine months ended September 30, 2007 primarily represent our share of earnings in Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Laboratories, Inc.

Gain on Sale of Securities

The 2006 and 2007 gain on sale of securities resulted from the sale of our investment in Adheris, Inc. to inVentiv Health, Inc. During the nine months ended September 30, 2006, we received cash proceeds of $4.7 million and certain contingent consideration from our sale of our investment in Adheris, Inc. During the nine months ended September 30, 2007, all contingencies were removed relating to the contingent consideration received on the sale of our investment in Adheris, Inc. Accordingly, the Company received cash and common shares of inVentiv Health, Inc. during the period as additional proceeds on our sale of our investment in Adheris, Inc., resulting in a gain on sale of securities.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
($ in thousands):	2007	2006	Dollars	%
Provision for income taxes	$61,839	$26,297	$35,542	135.2%
as a % of net revenues	3.3%	1.9%
Effective tax rate	37.6%	37.4%

The provision for income taxes increased in the nine months ended September 30, 2007 due to higher levels of income before income taxes.

Liquidity and Capital Resources

Working Capital Position

Working capital at September 30, 2007 and December 31, 2006 is summarized as follows:

($ in thousands):	September 30, 2007	December 31, 2006	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$133,348	$154,171	$(20,823)
Marketable securities	11,721	6,649	5,072
Accounts receivable, net of allowances	275,840	384,692	(108,852)
Inventories	524,107	517,236	6,871
Other	178,985	198,928	(19,943)

Total current assets	1,124,001	1,261,676	(137,675)

Current liabilities:
Accounts payable and accrued expenses	371,431	516,875	(145,444)
Current portion of long-term debt	6,587	107,059	(100,472)
Other	16,925	65,995	(49,070)

Total current liabilities	394,943	689,929	(294,986)

Working Capital	$729,058	$571,747	$157,311

Current Ratio	2.85	1.83

Watson’s primary source of liquidity is cash from operations. Net working capital at September 30, 2007 was $729.1 million compared to $571.7 million at December 31, 2006 and $1.26 billion at September 30, 2006.

During the nine months ended September 30, 2007, our working capital increased by $157.3 million primarily due to net cash provided by operating activities. The decrease in accounts receivable at September 30, 2007 was due primarily to reduced levels of generic sales during the third quarter of 2007 compared to the fourth quarter of 2006 as well as improved collections due to favorable changes in terms. Accounts payable and accrued liabilities decreased during the period due primarily to payments of trade payables ($53.3 million), accrued royalties ($45.7 million), accrued severance and retention ($14.4 million) and accrued Medicaid rebates ($7.1 million). Current portion of long-term debt decreased at September 30, 2007 as we pre-paid $250 million of debt incurred to finance the Andrx Acquisition. Other current liabilities decreased $49.1 million primarily due to a reclassification of $46.7 million of income tax payable from current to long term as a result of the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”).

We expect that 2007 cash flows from operating activities will continue to exceed net income. In addition, management expects that cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs over the next 12 months.

Cash Flows from Operations

Net cash flows from operating activities are summarized as follows:

	Nine months ended September 30,
($ in thousands):	2007	2006
Net cash provided by operating activities	$255,725	$337,767

Net cash flows provided by operating activities represents net income adjusted for certain operating-related non-cash items and changes in assets and liabilities. For the nine months ended September 30, 2007, net cash provided by operating activities was $255.7 million, compared to $337.8 million in the nine months ended September 30, 2006. Net cash provided by operating activities was higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007 primarily due to higher reductions in accounts payable and accrued liabilities during 2007 which were partially offset by higher reductions in accounts receivable balances during 2007 and higher net income during 2007.

Investing Cash Flows

Net cash flows used in investing activities are summarized as follows:

	Nine months ended September 30,
($ in thousands):	2007	2006
Net cash used in investing activities	$38,757	$58,998

Investing cash flows consist of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. We used $38.8 million in net cash for investing activities during the nine months ended September 30, 2007 compared to $59.0 million used in investing activities during the nine months ended September 30, 2006. The higher net cash used in investing activities during the nine months ended September 30, 2006 reflected our $29.7 million acquisition of Sekhsaria Chemicals Ltd. during 2006. During the nine months ended September 30, 2007, we incurred higher capital expenditures on property and equipment ($49.8 million) than the comparable period in 2006 ($25.5 million).

Financing Cash Flows

Net cash flows used in financing activities are summarized as follows:

	Nine months ended September 30,
($ in thousands):	2007	2006
Net cash used in financing activities	$237,791	$10,998

Financing cash flows consist primarily of borrowings and repayments of debt and proceeds from the exercise of stock options. For the nine months ended September 30, 2007, net cash used in financing activities was $237.8 million compared to $11.0 million during the nine months ended September 30, 2006. As indicated above we pre-paid $250 million of debt originally incurred to finance the Andrx Acquisition during the nine months ended September 30, 2007.

Debt and Borrowing Capacity

Our debt at September 30, 2007 and December 31, 2006 is summarized as follows:

($ in thousands):	September 30, 2007	December 31, 2006	Increase (Decrease)
Current portion of long-term debt	$6,587	$107,059	$(100,472)
Long-term debt	974,342	1,124,145	(149,803)

Total debt	$980,929	$1,231,204	$(250,275)

Debt to capital ratio	35.2%	42.3%

In March 2003, we issued $575 million of our CODES. As of September 30, 2007, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

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

The 2006 Credit Facility has a five-year term and will bear interest equal to LIBOR plus 0.75% (subject to certain adjustments). The indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries. The Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. Indebtedness under the 2006 Credit Facility may be pre-payable, and commitments reduced at the election of Watson without premium (subject to certain conditions). As of September 30, 2007, the Company had not drawn any funds from the Revolving Facility.

During the quarter ended September 30, 2007, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt on a notional amount of $200 million of the 2006 Credit Facility. The interest rate swap instruments involve agreements to receive a floating rate based on LIBOR and pay a fixed rate of 4.79%, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. These interest swap agreements are set to expire in January of 2009. For additional information on our interest rate swap derivatives, refer to NOTE 1 – GENERAL.

During the nine months ended September 30, 2007, the Company prepaid $250 million of the amount outstanding under the Term Facility. As of September 30, 2007, $400 million is outstanding under the Term Facility. As a result of this pre-payment, our results for the nine months ended September 30, 2007 reflect a $4.4 million non-cash charge for debt repurchase charges.

Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of September 30, 2007, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:

•	maintenance of a minimum net worth of at least $1.37 billion;

•	maintenance of a maximum leverage ratio not greater than 3.25 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At September 30, 2007, our net worth was $1.81 billion, and our leverage ratio was 1.89 to 1.0. Our interest coverage ratio for the trailing twelve months ended September 30, 2007 was 10.4 to 1.0.

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

Long-term Obligations

At September 30, 2007, there have been no material changes in the Company’s significant contractual obligations and commitments from those disclosed in our Quarterly Report on Form 10-Q for the period ended June 30, 2007.

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

Investment Risk

As of September 30, 2007, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $52.6 million. Of this amount, we had equity-method investments of $49.4 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $3.0 million ($2.6 million that was included in “Marketable securities” and $0.4 million that was included in “Investments and other assets”). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at September 30, 2007, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.7 million, $1.2 million and $1.5 million, respectively.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio and our floating rate debt. Our cash is invested in A-rated money market mutual funds, short-term commercial paper and short-term certificates of deposit. Consequently, our interest rate and principal risk are minimal on our non-equity investment portfolio.

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES, our 2006 Credit Facility and our other notes payable approximated their carrying values on September 30, 2007. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

During the quarter ended September 30, 2007, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed rate debt on a notional amount of $200 million. The interest rate swap instruments involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. These interest swap agreements are set to expire in January 2009. For additional information on our interest rate swap derivatives, refer to NOTE 1 – GENERAL in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

At this time, we have no material foreign exchange or commodity price risks.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2006 and Legal Matters in NOTE 12 — CONTINGENCIES in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in Item 1A. to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes from these risk factors during the nine months ended September 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(b)	Use of Proceeds

N/A.

(c)	Issuer Purchases of Equity Securities

During the quarter ended September 30, 2007, the Company repurchased 55,400 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $1.7 million or an average of $31.25 per share.

On February 15, 2006, the Company’s Board of Directors authorized the expenditure of $300.0 million to repurchase shares of the Company’s outstanding common stock (the “2006 Repurchase Program”).

No common stock was repurchased under the 2006 Repurchase Program which expired on February 15, 2007.

ITEM 6.	EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 46.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ R. Todd Joyce
R. Todd Joyce
Vice President – Corporate Controller and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: November 6, 2007

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2007

Exhibit No.	Description
10.1	Second Amendment to Key Employee Agreement with Allen Chao, Ph.D., dated August 1, 2007, is incorporated by reference to Exhibit 10.1 to the Company’s August 1, 2007 Form 8-K.

10.2	Key Employee Agreement between Watson Pharmaceuticals, Inc. and Paul M. Bisaro, dated as of August 1, 2007, is incorporated by reference to Exhibit 10.2 to the Company’s August 1, 2007 Form 8-K.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.