Form 10-K
period 2007-12-31
WATSON PHARMACEUTICALS INC
filed 2008-02-25
CIK 884629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2007:
$3,365,424,981 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant’s Common Stock outstanding on February 15, 2008: 103,657,619

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2008 Annual Meeting of Stockholders, to be held on May 9, 2008. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2007.

WATSON PHARMACEUTICALS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	BUSINESS

Business Overview

Watson Pharmaceuticals, Inc. (“Watson”, the “Company” “we”, “us” or “our”) is a leading specialty pharmaceutical company engaged in the development, manufacture, marketing, sale and distribution of brand and generic (off-patent) pharmaceutical products. Our operations are based predominantly in the United States (U.S.) and India, with our key commercial market being the U.S. As of December 31, 2007, we marketed 150 generic pharmaceutical product families and 27 brand pharmaceutical product families through our Generic and Brand Divisions, respectively, and distributed approximately 8,000 stock-keeping units (“SKUs”) through our Distribution Division.

Our principal executive offices are located at 311 Bonnie Circle, Corona, California, 92880. Our Internet website address is www.watson.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room or electronically through the SEC website (www.sec.gov). Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information.

Business Description

Prescription pharmaceutical products in the U.S. generally are marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our distribution operation, we distribute pharmaceutical products, primarily generics, which have been commercialized by us and others, to independent and chain pharmacies and physicians’ offices. As a result of the differences between the types of products we market and/or distribute and the methods we distribute products, we operate and manage our business as three operating segments: Generic, Brand and Distribution.

Business Strategy

We apply three key strategies to grow our Generic and Brand pharmaceutical businesses: (i) internal development of differentiated and high demand products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our existing portfolio. We believe that our three-pronged strategy will allow us to expand both our brand and generic product offerings. Our Distribution Division distributes products for over 200 suppliers and is focused on providing next-day delivery and responsive service to its customers. Our Distribution Division also distributes a number of Watson generic and brand products. During 2007, the Distribution Division had 12 substantial new product launches. Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at anytime. See “Item 1A. Risk Factors — Risks Related to Our Business” in this Annual Report.

Generic Segment

Watson is a leader in the development, manufacture and sale of generic pharmaceutical products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. These generic products are bioequivalent to their brand name counterparts and are generally sold at significantly lower prices than the brand product. As such, generic pharmaceuticals provide an effective and cost-efficient alternative to brand products. Our portfolio of generic products includes products we have developed internally, products we have licensed from third parties and products we distribute for third parties. Net revenues in our Generic segment accounted for $1.5 billion or approximately 60% of our total net revenues in 2007.

Our strategy is to develop generic pharmaceuticals that are difficult to formulate or manufacture or will complement or broaden our existing product lines. Since the prices and unit volumes of our brand products will likely decrease upon the introduction of generic alternatives, we also intend to market generic alternatives to our brand products where market conditions and the competitive environment justify such activities. Additionally, we intend to distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business.

Our portfolio of 150 generic pharmaceutical product families includes the following products, which represented 60% of total Generic segment net revenues in 2007:

Watson Generic Product	Comparable Brand Name	Therapeutic Classification

Bupropion hydrochloride SR	Zyban®	Aid to smoking cessation
Bupropion hydrochloride SR	Wellbutrin SR®	Anti-depressant
Bupropion hydrochloride XL	Wellbutrin XL®	Anti-depressant
Cartia XT®	Cardizem® CD	Anti-hypertensive
Glipizide ER	Glucotrol® XL	Anti-diabetic
Hydrocodone bitartrate/	Lorcet®, Vicodin®,
acetaminophen	Lortab®, Norco®/Anexia	Analgesic
Levora®	Nordette®	Oral contraceptive
Low-Ogestrel®	Lo-Ovral®	Oral contraceptive
Lutera®	Alesse®	Oral contraceptive
Microgestin®/Microgestin® Fe	Loestrin®/Loestrin® Fe	Oral contraceptive
Necon®	Ortho-Novum®, Modicon®	Oral contraceptive
Nicotine polacrilex gum	Nicorette®	Aid to smoking cessation
Nicotine transdermal system	Habitrol®	Aid to smoking cessation
Oxycodone/acetaminophen	Percocet®	Analgesic
Oxycodone/HCL	Oxycontin®	Analgesic
Pravastatin sodium	Pravachol®	Cholesterol-lowering agent
Quasensetm	Seasonale®	Oral contraceptive
Taztia XT®	Tiazac®	Anti-hypertensive
Testosterone cypionate injection	Depo-Testosterone®	Hormone replacement
Testosterone enanthate injection	Delatestryl®	Hormone replacement
TriNessatm	Ortho Tri-Cyclen®	Oral contraceptive
Trivora®	Triphasil®	Oral contraceptive
Zovia®	Demulen®	Oral contraceptive

Our Generic Division also receives other revenues consisting primarily of royalties and commission revenue. We receive royalties on GlaxoSmithKline’s (“GSK’s”) sales of Wellbutrin XL® 150mg and receive royalties on sales by Sandoz Pharmaceutical Corporation, a subsidiary of Novartis AG (“Sandoz”) of metoprolol succinate 50 mg extended release tablets. Additionally, we promote fentanyl citrate troche on behalf of Cephalon, Inc. (“Cephalon”) and receive commission revenue based on Cephalon’s sales. Other revenue totaled $93 million for 2007 or 6.2% of our total Generic segment net revenue.

We predominantly market our generic products to various drug wholesalers and national retail drugstore chains utilizing 25 sales and marketing professionals. We sell our generic products primarily under the “Watson Laboratories” and “Watson Pharma” labels, with the exception of our over-the-counter products which we sell under our Rugby® label or under private label.

Generic Business Development

During 2007, we expanded our generic product line with the launch of 16 generic products. Key launches in 2007 included bupropion hydrochloride XL 300mg tablets, an anti-depressant launched in June 2007; transdermal fentanyl, an analgesic, launched in August 2007; albuterol sulfate inhalation solution, a bronchodilator, launched in September 2007 and Tiliatm Fe, an oral contraceptive, launched in October 2007. Additionally, beginning in July 2007, we earned royalties on Sandoz’s sales of metoprolol succinate 50mg extended release tablets.

In 2007, our product development efforts resulted in the filing of 21 Abbreviated New Drug Applications (“ANDAs”). At December 31, 2007, we had more than 60 ANDAs on file. See the “Government Regulation and Regulatory Matters” section below for a description of our process for obtaining U.S. Food and Drug Administration (“FDA”) approval for our products. See also “Item 1A. Risk Factors — Risks Related to our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report.

Generic Research and Development

We devote significant resources to the research and development (“R&D”) of generic products and proprietary drug delivery technologies. We incurred generic segment R&D expenses of $102 million in 2007, $84 million in 2006 and $81 million in 2005. We are presently developing a number of generic products through a combination of internal and collaborative programs.

Our generic R&D strategy focuses on the following product development areas:

•	off-patent drugs that are difficult to develop or manufacture, or that complement or broaden our existing product lines;

•	the development of sustained-release and other drug delivery technologies and the application of these technologies to existing drug forms; and

•	using in-house technologies to develop new products.

As of December 31, 2007, we conducted R&D in Corona, California; Davie and Weston, Florida; Copiague, New York; Salt Lake City, Utah; Changzhou City, People’s Republic of China; and Ambernath, Dombivli and Mumbai, India.

Brand Segment

Newly developed pharmaceutical products normally are patented and, as a result, are generally offered by a single provider when first introduced to the market. We currently market a number of branded products to physicians, hospitals, and other markets that we serve. We classify these patented and off-patent trademarked products as our brand pharmaceutical products. Net revenues in our Brand segment accounted for $429 million or approximately 17% of our total net revenues in 2007.

Our portfolio of 27 brand pharmaceutical product families includes the following products, which represented 65% of total Brand segment net revenues in 2007:

Watson Brand Product	Active Ingredient	Therapeutic Classification

Androderm®	Testosterone (transdermal patch)	Male hormone replacement
Ferrlecit®	Sodium ferric gluconate in sucrose injection	Hematinic
INFeD®	Iron dextran	Hematinic
Oxytrol®	Oxybutynin (transdermal patch)	Overactive bladder
Trelstar® Depot	Triptorelin pamoate injection	Prostate cancer
Trelstar® LA	Triptorelin pamoate injection	Prostate cancer

We market our brand products through approximately 330 sales professionals within our specialized sales and marketing groups. Each of our sales and marketing groups focuses on physicians who specialize in the diagnosis and treatment of particular medical conditions and each group offers products to satisfy the unique needs of these physicians. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. We generally sell our brand products under the “Watson Pharma” and the “Oclassen® Dermatologics” labels.

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

Our Brand segment also receives other revenues consisting of co-promotion revenue and royalties. We promote AndroGel® on behalf of Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc. (“Solvay”) and other selected products on behalf of third parties. We also record revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply Fortamet® and Altoprev® to Sciele Pharma, Inc. (“Sciele”). Other revenue totaled $54 million for 2007 or 12% of our total Brand segment net revenue.

Our Brand segment currently develops, manufactures, markets, sells and distributes products primarily through two sales and marketing groups, Specialty Products and Nephrology.

Specialty Products

Our Specialty Products product line focuses on urology products that we market to urologists, primary care physicians, endocrinologists and gynecologists. We actively promote the following products through this group: Trelstar® DEPOT and Trelstar® LA (collectively “Trelstar®”) and Oxytrol®. We also promote AndroGel® on behalf of Solvay and other selected products on behalf of third parties.

Nephrology

Our Nephrology product line consists of products for the treatment of iron deficiency anemia. Our primary products in the Nephrology group are Ferrlecit® and INFeD®, which are indicated for patients undergoing hemodialysis in conjunction with erythropoietin therapy. Ferrlecit®, introduced in 1999, was granted a five-year exclusivity period by the FDA as a new chemical entity. Regulatory exclusivity on Ferrlecit® ended in August 2004. See “Item 1A. Risk Factors — Risks Related to our Business — Loss of revenues from Ferrlecit®, a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows.” in this Annual Report.

Brand Business Development

During 2007, we entered into agreements with Depomed, Inc. and Galderma S.A. for our Specialty Products sales force to promote ProQuin® XR to urologists and gynecologists and Tri-Luma® to gynecologists, respectively, in the U.S.

Brand Research and Development

We devote significant resources to the R&D of brand products and proprietary drug delivery technologies. A number of our brand products are protected by patents and have enjoyed market exclusivity for 5 to 10 years and sometimes even longer. We incurred brand segment R&D expenses of $42 million in 2007, $47 million in 2006 and $44 million in 2005.

Our brand R&D strategy focuses on the following product development areas:

•	the application of proprietary drug-delivery technology for new product development in specialty areas; and

•	the acquisition of mid-to-late development-stage brand drugs.

We are presently developing a number of brand products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs.

Distribution Segment

Our Distribution business, which consists of our Anda, Anda Pharmaceuticals and Valmed (also known as “VIP”) subsidiaries (collectively “Anda”), primarily distributes generic pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, and generic products and certain selective brand products to physicians’ offices. Additionally, we sell to members of buying groups, which are independent pharmacies that band together to enhance their buying power. We believe that we are able to effectively compete in the distribution market, and therefore optimize our market share, based on three critical elements: (i) competitive pricing, (ii) responsive customer service that includes, among other things, next day delivery to the entire U.S. and high levels of inventory for approximately 8,000 SKUs, and (iii) well established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. While we purchase most of the approximate 8,000 SKUs in our distribution operations from third party manufacturers, we also utilize these operations for the sale and marketing of our own products, and our collaborative partners’ products. We are the only U.S. pharmaceutical company that has meaningful distribution operations with direct access to independent pharmacies and we believe that our distribution operation is a strategic asset in the national distribution of generic pharmaceuticals.

Our growth in revenues in our distribution operations will primarily be dependent on the launch of new generic products, offset by the overall level of net price and unit declines on existing distributed products and subject to changes in market share.

In our distribution operations, we presently distribute products from our facilities in Weston, Florida and Groveport, Ohio. For the year ended December 31, 2007, approximately 60% of our distribution sales were shipped from our Groveport, Ohio facility and 40% from our Weston, Florida facility, though this percentage can vary. While our Weston, Florida facility is operating at 80% capacity, our 355,000 square foot Ohio distribution center currently operates at approximately 30% capacity, and provides us with additional distribution capacity for the foreseeable future.

Strategic Alliances and Collaborations

Through collaborative agreements and strategic alliances, we develop and manufacture products that are marketed by other pharmaceutical companies, including products that utilize our patented technologies and formulation capabilities. Pursuant to a manufacturing and supply agreement and a license agreement, we supply Fortamet® and Altoprev® to Sciele.

During 2007, we continued our generic product development alliance with Cipla Ltd. (“Cipla”), the second largest pharmaceutical company in India. Under the terms of the agreement announced in December 2002, we share development responsibilities. Watson is responsible for conducting bioequivalence studies, pursuing regulatory approvals for all developed products and has exclusive U.S. marketing rights for the products. Cipla is responsible for manufacturing of products.

In 2004, we entered into an exclusive licensing agreement with Kissei Pharmaceutical Co., Ltd. (“Kissei”) to develop and market Kissei’s novel compound silodosin for the North American market. The compound was originally developed and launched by Kissei in Japan as Urief® and is marketed in Japan in cooperation with Daiichi Sankyo Pharmaceutical Co., Ltd. for the treatment of the signs and symptoms of benign prostatic hyperplasia (“BPH”).

In October 2006, we entered into an agreement with Solvay to utilize Watson’s Specialty Products sales force to co-promote AndroGel® to urologists in the U.S.

Through a R&D and supply agreement with Takeda Chemical Industries, Ltd. (“Takeda”), we provide contract R&D and manufacturing services to develop a combination product consisting of Takeda’s Actos® (pioglitazone) and our extended-release metformin, which is administered once a day for the treatment of Type 2 diabetes. We are responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. Takeda submitted a New Drug Application (“NDA”) in 2006. Final approval will be subject to the satisfaction of certain conditions, including resolution of the Official Action Indicated (“OAI”) status of our Davie, Florida facility.

Financial Information About Segments

Watson evaluates the performance of its Brand, Generic and Distribution business segments based on net revenues, gross profit and net contribution. Summarized net revenues, gross profit and contribution information for each of the last three fiscal years, where applicable, is presented in “NOTE 12 — Operating Segments” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Customers

In our Generic and Brand operations, we sell our brand and generic pharmaceutical products primarily to drug wholesalers, retailers and distributors, including large chain drug stores, hospitals, clinics, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. In our Distribution business, we primarily distribute generic pharmaceutical products to independent pharmacies, members of buying groups, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, and sell generic products and certain selected brand products to physicians’ offices.

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The following table illustrates those customers and the respective percentage of our net revenues for which they account:

Customer	2007	2006	2005

McKesson Corporation	12%	17%	16%
Walgreen Co.	11%	8%	10%
AmeriSourceBergen Corp.	9%	13%	13%

Certain of these customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. In recent years, this distribution network has undergone significant consolidation, marked by mergers and acquisitions among wholesale distributors and large retail drug store chains. As a result, a small number of large, wholesale distributors and large chain drug stores control a significant share of the market. We expect that consolidation of drug wholesalers and retailers may adversely impact pricing and create other competitive pressures on drug manufacturers. Our Distribution business competes directly with our large wholesaler customers with respect to the distribution of generic products.

The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “Item 1A. Risk Factors — Risk Relating to Investing in the Pharmaceutical Industry.” in this Annual Report.

Competition

The pharmaceutical industry is highly competitive. In our generic and brand product operations, we compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems. Such competitors include the major brand name and generic manufacturers of pharmaceutical products. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

Competing in the brand product business requires us to identify and bring to market new products embodying technological innovations. Successful marketing of brand products depends primarily on the ability to communicate their effectiveness, safety and value to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our brand product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reevaluate our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities. Our competitors in brand products include major brand name manufacturers of pharmaceuticals. Based on total assets, annual revenues and market capitalization, we are considerably smaller than these competitors and other national competitors in the brand product area. These competitors, as well as others, have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

We actively compete in the generic pharmaceutical business. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire or are successfully challenged, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products as Authorized Generics. Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Barr Pharmaceuticals, Inc. (“Barr”), Mylan Inc., Mallinckrodt Pharmaceuticals Generics (a subsidiary of Covidien AG) and Sandoz. See “Item 1A. Risk Factors — Risks Related to Our Business — The pharmaceutical industry is highly competitive.” in this Annual Report.

In our Distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which distribute both brand and generic pharmaceutical products to their customers. These same companies are significant customers of our pharmaceuticals business. As generic products generally have higher gross margins than brand products for a pharmaceutical distribution business, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we do not broadly offer brand products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

Manufacturing, Suppliers and Materials

During 2007, we manufactured many of our own finished products at our plants in Corona, California; Davie, Florida; Carmel, New York; Copiague, New York and Salt Lake City, Utah. As part of an ongoing effort to optimize our manufacturing operations, we implemented several cost reduction initiatives in 2007, which included the divestiture of our Phoenix, Arizona injectable product manufacturing facility and the closure of our Puerto Rico manufacturing facility. In August 2007 we received our first FDA approval to manufacture product at our solid dosage manufacturing facility in Goa, India.

We have development and manufacturing capabilities for raw material, active pharmaceutical ingredients (“API”) and intermediate ingredients to support our internal product development efforts in our Goa, Ambernath and Dombivli, India and Changzhou, China facilities. Our Ambernath and Dombivli, India facilities also develop and manufacture API for third parties. We also have an equity investment in Scinopharm Taiwan, Ltd., a company that specializes in the development and manufacture of API.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Our Corona, California facility is currently subject to a consent decree of permanent injunction. In September 2005, the FDA placed our Davie, Florida manufacturing facility in OAI status relating to the FDA’s May 2005 current Good Manufacturing Practices (“cGMP”) inspection of the facility and the related issuance of a Form 483 List of Inspectional Observations. The effect of the OAI designation is that until the FDA is satisfied with (i) the Company’s responses to the inspectional observations and (ii) the results of their inspections of the Davie, Florida facility, FDA approval of product candidates to be manufactured at that facility will be withheld. During the OAI status, ANDAs continue to be submitted from the Davie, Florida facility and the FDA continues to review new product applications. The OAI status does not affect Watson’s other locations. See “Item 1A. Risk Factors — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” Also refer to Legal Matters in “NOTE 13 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

For certain of our products, we contract with third parties for the manufacture of products, some of which are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues, such as Ferrlecit®, bupropion hydrochloride sustained-release tablets and a number of our oral contraceptive products. Third-party manufactured products accounted for approximately 57%, 58% and 51% of our product net revenues in 2007, 2006 and 2005, respectively, and 56%, 64% and 58% of our gross profit in 2007, 2006 and 2005, respectively.

We are dependent on third parties for the supply of the raw materials necessary to develop and manufacture our products, including the API and inactive pharmaceutical ingredients used in our products. We are required to identify the supplier(s) of all the raw materials for our products in the drug applications that we file with the FDA. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA, which would likely interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in some of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

In addition, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents. See “Item 1A. Risk Factors — Risks Related to Our Business — If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.” in this Annual Report.

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

Pharmaceutical companies with brand products are increasingly suing companies that produce off-patent forms of their brand name products for alleged patent infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an ANDA seeking approval of a generic equivalent to a brand drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the brand drug has expired, in which case, the ANDA will not be approved by the FDA until no earlier than the expiration of such patent(s). On the other hand, we could certify that we believe the patent or patents listed as covering the brand drug are invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the brand drug. In that case, we are required to notify the brand product holder or the patent holder that such patent is invalid or is not infringed. If the patent holder sues us for patent infringement within 45 days from receipt of the notice, the FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless the lawsuit is resolved in our favor in less time or a shorter period is deemed appropriate by a court. In addition, increasingly aggressive tactics employed by brand companies to delay generic competition, including the use of Citizens Petitions and seeking changes to U.S. Pharmacopeia, have increased the risks and uncertainties regarding the timing of approval of generic products.

Because a balanced and fair legislative and regulatory arena is critical to the pharmaceutical industry, we will continue to devote management time and financial resources on government activities. We currently maintain an office and staff a full-time government affairs function in Washington, D.C. that maintains responsibility for keeping abreast of state and federal legislative activities.

Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming. See “Item 1A. Risk Factors — Risks Related to Our Business — Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.” in this Annual Report.

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

FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Consequently, there is always the risk the FDA or another applicable agency will not approve our new products, or the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations. See “Item 1A. Risk Factors — Risks Related to Our Business — If we are unable to successfully develop or commercialize new products, our operating results will suffer.” and “— Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report.

All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. There are generally two types of applications for FDA approval that would be applicable to our new products:

•	NDA. We file a NDA when we seek approval for drugs with active ingredients and/or with dosage strengths, dosage forms, delivery systems or pharmacokinetic profiles that have not been previously approved by the FDA. Generally, NDAs are filed for newly developed brand products or for a new dosage form of previously approved drugs.

•	ANDA. We file an ANDA when we seek approval for off-patent, or generic equivalents of a previously approved drug.

The process required by the FDA before a previously unapproved pharmaceutical product may be marketed in the U.S. generally involves the following:

•	preclinical laboratory and animal tests;

•	submission of an investigational new drug application (“IND”), which must become effective before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product for its intended use;

•	submission of a NDA containing the results of the preclinical and clinical trials establishing the safety and efficacy of the proposed product for its intended use; and

•	FDA approval of a NDA.

Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of the product. For products that require NDA approvals, these preclinical studies and plans for initial human testing are submitted to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. In addition, an independent Institutional Review Board must provide oversight to review and approve any clinical study at the medical center proposing to conduct the clinical trials.

Human clinical trials are typically conducted in sequential phases:

•	Phase I. During this phase, the drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase II. This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.

•	Phase III. When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

•	Phase IV. After a drug has been approved by the FDA, Phase IV studies may be conducted to explore additional patient populations, compare the drug to a competitor, or to further study the risks, benefits and optimal use of a drug. These studies may be a requirement as a condition of the initial approval.

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

Supplemental NDAs or ANDAs are required for, among other things, approval to transfer certain products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted or other requirements are satisfied.

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

Our Corona, California facility is currently subject to a consent decree of permanent injunction and our Davie, Florida facility is currently under OAI status. See also “Manufacturing, Suppliers and Materials” discussion above, “Item 1A. Risk Factors — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” and Legal Matters in “NOTE 13 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, ANDAs or other product application enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us. See “Item 1A. Risk Factors — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) requires that manufacturers report data to the Centers for Medicare and Medicaid Services (“CMS”) on pricing of drugs and biologicals reimbursed under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service, and in general are not self-administered. Effective January 1, 2005, average selling price (“ASP”) became the basis for reimbursement to physicians and suppliers for drugs and biologicals covered under Medicare Part B, replacing the average wholesale price (“AWP”) provided and published by pricing services. In general, we must comply with all reporting requirements for any drug or biological that is separately reimbursable under Medicare. Watson’s Ferrlecit®, INFeD® and Trelstar® products are reimbursed under Medicare Part B and, as a result, we provide ASP data on these products to CMS on a quarterly basis.

Under Part D of the MMA, some Medicare beneficiaries are eligible to obtain subsidized prescription drug coverage from private sector providers. With the January 2006 implementation of the Part D drug benefit, usage of pharmaceuticals has increased as a result of the expanded access to medicines afforded by the new Medicare prescription drug benefit. However, such sales increases have been offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers who negotiate on behalf of Medicare beneficiaries. While it is still difficult to predict the future impact the Medicare prescription drug coverage benefit will have on pharmaceutical companies, it is anticipated that further pricing pressures will continue into 2008 and beyond.

The Deficit Reduction Act of 2005 (“DRA”) mandated a number of changes in the Medicaid Program. On July 6, 2007, the CMS published the Medicaid Program: Prescription Drugs Final Rule (“Rule”) to implement certain sections of the DRA. The Rule provides new requirements for calculating Average Manufacturers Price (“AMP”) to be used for reimbursing pharmacies that dispense generic drugs under the Medicaid Program, and a schedule to publish monthly and quarterly AMP data on a public web site, beginning in December 2007. The new definition of AMP could significantly reduce pharmacy reimbursement for Medicaid covered drugs, which could adversely impact generic drug manufacturers for a variety of reasons, particularly if pharmacies demand lower prices. The publication of AMP data could disrupt the marketplace for generic drugs because AMP, as calculated under the Rule, does not necessarily represent the actual retail cost of generic drug products. On December 14, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that bars CMS from implementing the Rule, including the AMP data publication provisions and the new requirements for calculating AMP. However, the duration of the injunction is uncertain, and the enforceability of the Rule is still under review by the District Court. If the District or Appellate Court rules in favor of CMS, or if the injunction is lifted and CMS enforces the Rule as currently written, it could have a material adverse effect on our results of operations, financial condition and cash flows.

There has been enhanced political attention, governmental scrutiny and litigation at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. See “Item 1A. Risk Factors — Risks Related to Our Business — Investigations of the calculation of average wholesale prices may adversely affect our business.” and Legal Matters in “NOTE 13 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

As part of the MMA, companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, we have received requests for information, in the form of civil investigative demands or subpoenas, from the FTC, and are subject to ongoing FTC investigations, concerning our settlement with Solvay and Laboratories Besins Isovesco related to our ANDA for a generic version of Androgel®, our settlement with Cephalon related to our ANDA for a generic version of Provigil®, and our agreement with Sandoz to relinquish our Hatch-Waxman Act marketing exclusivity on our ANDA for a 50 mg generic version of Toprol XL®. If the FTC or private parties were to initiate legal actions challenging these transactions, it could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “Item 1A. Risk Factors — Risks Related to Our Business— Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.” and Legal Matters in “NOTE 13 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

Our distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA, and State Boards of Pharmacy and City and County Health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. In particular, several states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda Pharmaceuticals, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of such products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record” it would need to maintain such records. FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

In connection with the acquisition of Andrx, both Watson and Andrx agreed to divest certain overlapping products and abide by the terms of the Decision and Order (the “Order”) entered by the FTC in December

2006, which includes certain reporting requirements and technical assistance. Failure to abide by the terms of the Order, which expires in December 2016, could result in, among other things, civil penalties.

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each country where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditures in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Seasonality

There are no significant seasonal aspects to our business.

Backlog

Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

Employees

As of December 31, 2007, we had approximately 5,640 employees. Of our employees, approximately 640 are engaged in R&D, 2,180 in manufacturing, 1,100 in quality assurance and quality control, 1,100 in sales, marketing and distribution, and 620 in administration. We believe our relations with our employees are good.

ITEM 1A.	RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or refer to estimated or anticipated future events are forward-looking statements. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing. These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, including the integration of, and synergies associated with, our acquisition of Andrx, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, (including the removal of Andrx’s OAI status at our Davie Florida facility and the associated witholding of FDA approval of product candidates manufactured at that facility), and if and when, the hold of Andrx’s approvals will be lifted, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution the reader that these statements are based on certain assumptions, risks and uncertainties, many of which are beyond our control. In addition, certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the risks and uncertainties discussed under the Section entitled “Risks Related to Our Business,” and other risks and uncertainties detailed herein and from time to time in our SEC filings, may cause our actual results to vary materially than those anticipated in any forward-looking statement.

We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Risks Related to Our Business

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere in this annual report. These and other risks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Risks Associated With Investing In the Business of Watson

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development of new competitive products or generics by others;

•	the timing and receipt of FDA approvals or lack of approvals;

•	difficulties or delays in resolving FDA-observed deficiencies at our manufacturing facilities, which could delay our ability to obtain approvals of pending FDA product applications;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	changes in laws and regulations concerning reimbursement of pharmaceutical products, including Medicare, Medicaid, and similar State programs;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	the effect of economic changes in hurricane and other natural disaster-affected areas;

•	the impact on our employees, customers, patients, manufacturers, suppliers, vendors, and other companies we do business with and the resulting impact on the results of operations associated with the possible mutation of the avian form of influenza from birds or other animal species to humans, current human morbidity, and mortality levels persist following such potential mutation;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	our ability to successfully integrate and commercialize the products, technologies and businesses we acquire or license, as applicable;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	implementation of new or revised accounting or tax rules or policies;

•	disposition of primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	increases in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	our level of R&D activities;

•	new accounting standards and/or changes to existing accounting standards that would have a material adverse effect on our results of operations, financial position and cash flows;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues; and

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations.

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

As a result of these and other difficulties, products currently in development by Watson may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by Watson or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. If any of our products, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products. Furthermore, until the FDA removes the OAI designation, FDA approval of product candidates to be manufactured at our Davie, Florida facility will be withheld.

Our brand pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing brand pharmaceutical products is generally more costly than generic products. In the future, we anticipate continuing our product development expenditures for our brand business segment. For example in February 2008, the FDA accepted for filing an NDA for silodosin and its review is ongoing. We plan to submit an NDA in 2008 for our topical oxybutynin gel product. Pending successful development activities, our partner, Debiopharm, S.A., plans to submit an NDA for a six-month formulation of Trelstar®. We cannot be sure these or other business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products it would adversely affect our results of operations and financial condition.

Loss of revenues from Ferrlecit®, a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows.

In 2007, Ferrlecit® accounted for approximately 5% of our net revenues and 12% of our gross profit. During 2004 we lost regulatory exclusivity on our Ferrlecit® product and, as a result generic applicants became eligible to submit ANDAs for Ferrlecit®. In February 2004, we submitted a Citizen Petition to the FDA requesting that the FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied. During the third quarter of 2004, we submitted a second Citizen Petition to the FDA requesting that the FDA refuse to accept for substantive review any ANDA referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®. In October 2006, we submitted a supplement to our Citizen Petition, reiterating our request for the FDA to establish guidelines for determining what data are needed to prove that generic formulations of Ferrlecit® contain the same active complex as Ferrlecit®. We cannot predict whether the FDA will grant or deny our Citizen Petitions or when it may take such action.

In addition to risks associated with generic competition, we are aware of competitors that are developing proprietary products that could compete with Ferrlecit®. These companies may succeed in developing technologies and products that are considered safer or more efficacious, or are less costly than Ferrlecit®.

If a generic version of Ferrlecit® or other competitive product is approved by the FDA and enters the market, our net revenues and profits could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows.

A large percentage of our Ferrlecit® sales are made to dialysis centers. In recent years, there has been significant consolidation of the dialysis business, marked by mergers and acquisitions among dialysis centers. As a result, a small number of customers control a significant share of the injectable iron market in which Ferrlecit® competes. During 2007, our largest customer for Ferrlecit® accounted for approximately 38% of our Ferrlecit® sales. Continued consolidation may adversely impact pricing and create other competitive pressures on suppliers of injectable iron. Additionally, the loss of any significant Ferrlecit® customer could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our distribution, trademark, manufacturing and supply agreements for Ferrlecit® expire at the end of 2009. There can be no assurance that we will be able to negotiate extensions of these agreements on commercially reasonable terms, or at all. Our inability to negotiate extensions of these agreements on commercially reasonable terms could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As a part of our business strategy, we plan to consider and, as appropriate, make acquisitions of technologies, products and businesses, which may result in difficulties in integrating the technologies, products and businesses that we acquire and/or significant charges to earnings that may adversely affect our stock price and financial condition.

We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between the products or customers of Watson and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. For example, in our Distribution business, our main competitors are McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which are significant customers of our generic and brand operations and who collectively accounted for approximately 28% of our annual net revenues in 2007. The impact of our acquisition of Andrx may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues.

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

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future. If our current and future patent applications are not approved or, if approved, if such patents are not upheld in a court of law if challenged, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished.

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

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for additional years or otherwise delay the launch of generics;

•	selling the brand product as an authorized generic, either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process to request amendments to FDA standards;

•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•	attaching patent extension amendments to non-related federal legislation;

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing; and

•	seeking patents on methods of manufacturing certain active pharmaceutical ingredients.

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

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop or manufacture products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our distribution operations are highly dependent upon a primary courier service.

Product deliveries within our Distribution business are highly dependent on overnight delivery services to deliver our products in a timely and reliable manner, typically by overnight service. Since 2004, Anda has shipped a substantial portion of products via one courier’s air and ground delivery service. Our contract with this courier expires in June 2009, but may be terminated by either party for any reason, or no reason, with 60 days written notice. Additionally, our Groveport, Ohio facility is strategically located next to one of the courier’s air hubs. If the courier terminates the agreement or we cannot renew the courier’s contract on favorable terms or enter into a contract with an equally reliable overnight courier to perform and offer the same service level at similar or more favorable rates, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Our distribution operations concentrate on generic products and therefore are subject to the risks of the generic industry.

The ability of our Distribution business to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales of our Distribution business. Our margins can also be affected by the risks inherent to the generic industry.

If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in some of our drug applications, only one supplier of products and raw materials has been identified, even in instances where multiple sources exist. Among others, this includes products that have historically accounted for a significant portion of our revenues, such as Ferrlecit®, bupropion sustained release tablets and a significant number of our oral contraceptive products. From time to time, certain of our outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. To the extent any difficulties experienced by our suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearances, various import duties and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents.

Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers, may reduce our revenues in future fiscal periods.

Based on industry practice we, like many generic product manufacturers, including Watson, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we may give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we may reduce the price of our product. As a result, we may be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates, which could have a material adverse effect on our results of operations, financial condition, cash flows and the market price of our stock.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payors, including Medicare, Medicaid, HMOs and MCOs, reimburse doctors and others for the purchase of certain prescription drugs based on a drug’s AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP’s have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP of certain products, and other improper acts, in order to increase prices and market shares. Additional actions are anticipated. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 13 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. For example, although we have other senior management personnel, a significant loss of the services of Paul Bisaro, our Chief Executive Officer, or other senior executive officers without hiring a suitable successor, could cause our business to suffer. We cannot assure you that we will be able to attract and retain key personnel. We have entered into employment agreements with the majority of our senior executive officers but such agreements do not guarantee that our senior executive officers will remain employed by us for a significant period of time, or at all. We do not carry key-man life insurance on any of our officers.

Rising insurance costs could negatively impact profitability.

The cost of insurance, including workers compensation, product liability and general liability insurance, can increase significantly in a given period and may increase in the future. In response, we may increase deductibles and/or decrease certain coverages to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced coverages, could have a negative impact on our results of operations, financial condition and cash flows.

Implementation of enterprise resource planning systems could cause business interruptions and negatively affect our profitability and cash flows.

From time to time, we may implement new enterprise resource planning (“ERP”) systems and software, or upgrades to existing systems and software, to further enhance our operations. Implementation of ERP systems and software carry risks such as cost overruns, project delays and business interruptions and delays. We plan to implement a new phase of an ERP system into our U.S. manufacturing operation during 2008. If we experience a significant business interruption as a result of such implementations, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill. As of December 31, 2007, the carrying value of our product rights and other intangible assets was approximately $604 million and the carrying value of our goodwill was approximately $876 million.

Our product rights are stated at cost, less accumulated amortization. We determine original fair value and amortization periods for product rights based on our assessment of various factors impacting estimated useful lives and cash flows of the acquired products. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues and contractual terms. Significant adverse changes to any of these factors would require us to perform an impairment test on the affected asset and, if evidence of impairment exists, we would be required to take an impairment charge with respect to the asset. Such a charge could have a material adverse effect on our results of operations and financial condition.

Our other significant intangible assets include acquired core technology and customer relationships, which are intangible assets with definite lives, and the Anda trade name, which is an intangible asset with an indefinite life, as we intend to use the Anda trade name indefinitely.

Our acquired core technology and customer relationships intangible assets are stated at cost, less accumulated amortization. We determined the original fair value of our other intangible assets by performing a discounted cash flow analysis, which is based on our assessment of various factors. Such factors include existing operating margins, the number of existing and potential competitors, product pricing patterns, product market share analysis, product approval and launch dates, the effects of competition, customer attrition rates, consolidation within the industry and generic product lifecycle estimates. Our other intangible assets with definite lives are tested for impairment when there are significant changes to any of these factors. Our other intangible assets with indefinite lives are tested for impairment annually, or more frequently if there are significant changes to any of the above factors. If evidence of impairment exists, we would be required to take an impairment charge with respect to the tested asset. Such a charge could have a material adverse effect on our results of operations and financial condition.

Goodwill and our Anda trade name intangible asset are tested for impairment annually and when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. A goodwill or trade name impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition.

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

Our manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install. Although we endeavor to properly maintain our equipment and spare parts on hand, our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as earthquake, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, as well as construction delays or defects and other events, both within and outside of our control. Our inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

Our business will continue to expose us to risks of environmental liabilities.

Our product development programs, manufacturing processes and distribution logistics involve the controlled use of hazardous materials, chemicals and toxic compounds in our owned and leased facilities. As a result, we are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous materials and the discharge of pollutants into the air and water. Our programs and processes expose us to risks that an accidental contamination could result in (i) our noncompliance with such environmental laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could have a material and adverse effect on our business, results of operations, financial condition, and cash flows. In addition, environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Any modification, revocation or non-renewal of our environmental permits could have a material adverse effect on our ongoing operations, business and financial condition. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased development or manufacturing activities at any of our facilities.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in both the U.S. and other foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in or interpretations of tax laws including pending tax law changes (such as the R&D credit), changes in our manufacturing activities and changes in our future levels of R&D spending. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of outcomes resulting from our tax positions to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our provision for income taxes and estimated income tax liabilities.

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

Our manufacturing facility in Corona, California (which manufactured products representing approximately 12% of our total product net revenues for 2007) is currently subject to a consent decree of permanent injunction. Similarly, our manufacturing facility in Davie, Florida (which manufactured products representing approximately 4% of our total product net revenues for 2007) is currently under OAI status by the FDA. While on OAI status, we are not eligible to obtain approvals for products manufactured at our Davie, Florida facility. We cannot assure that the FDA will determine we have adequately corrected deficiencies at our respective manufacturing sites (including the ones referenced above), that subsequent FDA inspections will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of such approvals, will adversely affect our product introduction plans or results of operations. We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write off the related inventory.

Our distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA, State Boards of Pharmacy and City and County Health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. In particular, several states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health, began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda Pharmaceuticals, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record” it would need to maintain such records. FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.

As part of the MMA, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, we have received requests for information, in the form of civil investigative demands or subpoenas, from the FTC, and are subject to ongoing FTC investigations, concerning our settlement with Solvay and Laboratories Besins Isovesco related to our ANDA for a generic version of Androgel®, our settlement with Cephalon related to our ANDA for a generic version of Provigil®, and our agreement with Sandoz to relinquish our Hatch-Waxman marketing exclusivity on our ANDA for a 50 mg. generic version of Toprol XL®. If the FTC or private parties were to initiate legal actions challenging these transactions, it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payors may adversely affect our business.

In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payors increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, there is uncertainty surrounding the implementation of the provisions of Part D of the MMA. Depending on how such provisions are implemented, reimbursement may not be available for some of Watson’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payors may reduce the demand for, or negatively affect the price of, those products and could have a material adverse effect on our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results.

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

We also face strong competition in our Distribution business, where we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which market both brand and generic pharmaceutical products to their customers. These companies are significant customers of our pharmaceutical business. As generic products generally have higher gross margins, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we do not offer both brand and generic products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but recently have begun to do so. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

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

For the year ended December 31, 2007, our three largest customers accounted for 12%, 11% and 9% respectively, of our net revenues. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, none of our customers are party to any long-term supply agreements with us, and thus are able to change suppliers freely should they wish to do so.

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

Our owned properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage) and administrative functions. The following table provides a summary of locations of our significant owned properties:

Location	Primary Use	Segment

Carmel, New York	Manufacturing	Generic
Changzhou City, Peoples Republic of China	Manufacturing, R&D	Generic
Coleraine, Northern Ireland	Manufacturing	Generic
Copiague, New York	Manufacturing, R&D	Generic
Corona, California	Manufacturing, R&D, Administration	Generic/Brand
Davie, Florida	Manufacturing, R&D, Administration	Generic/Brand
Grand Island, New York	Sales and Marketing, Administration	Distribution
Goa, India	Manufacturing	Generic
Gurnee, Illinois	Distribution	Generic/Brand
Ambernath and Dombivli, India	Manufacturing, R&D	Generic
Salt Lake City, Utah	Manufacturing, R&D	Generic/Brand

Properties that we lease are primarily located throughout the U.S. and include R&D, manufacturing support, distribution (including warehousing and storage), sales and marketing, and administrative facilities. The following table provides a summary of locations of our significant leased properties:

Location	Primary Use	Segment

Brewster, New York	Distribution	Generic/Brand
Davie, Florida	Manufacturing, Administration	Generic/Brand
Groveport, Ohio	Distribution, Administration	Distribution
Morristown, New Jersey	Sales and Marketing, Administration	Generic/Brand
Mumbai, India	Administration, R&D	Generic
Shanghai, Peoples Republic of China	Sales and Marketing, Administration	Generic
Sunrise, Florida	Distribution, Administration	Generic
Weston, Florida	R&D	Generic
Weston, Florida	Distribution, Sales and Marketing, Administration	Distribution

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2008. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 13 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Executive Officers of the Registrant

Below are our executive officers as of February 25, 2008.

Name	Age	Principal Position with Registrant

Paul M. Bisaro	47	President and Chief Executive Officer
Edward F. Heimers	61	Executive Vice President, President of Brand Division
Thomas R. Russillo	64	Executive Vice President, President of Generic Division
Albert Paonessa, III	47	Executive Vice President, Chief Operating Officer, Distribution Division
David A. Buchen	43	Senior Vice President, General Counsel, and Secretary
Mark W. Durand	48	Senior Vice President, Chief Financial Officer
Charles D. Ebert, Ph.D.	54	Senior Vice President, Research and Development
Thomas R. Giordano	57	Senior Vice President, Chief Information Officer
David C. Hsia, Ph.D.	63	Senior Vice President, Scientific Affairs
Francois A. Menard, Ph.D.	48	Senior Vice President, Generics Research and Development
Gordon Munro, Ph.D.	60	Senior Vice President, Quality Assurance
Susan Skara	57	Senior Vice President, Human Resources

Paul M. Bisaro

Paul M. Bisaro, age 47, was appointed President and Chief Executive Officer effective September 4, 2007. Prior to joining Watson, Mr.Bisaro was President and Chief Operating Officer of Barr from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel and from 1997 to 1999 served in various additional capacities including Senior Vice President — Strategic Business Development. Prior to joining Barr, he was associated with the law firm Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds from 1989 to 1992. Mr. Bisaro also served as a Senior Consultant with Arthur Andersen & Co. Mr. Bisaro received his undergraduate degree in General Studies from the University of Michigan in 1983 and a Juris Doctor from Catholic University of America in Washington, D.C. in 1989.

Edward F. Heimers

Edward F. Heimers, age 61, has served as Executive Vice President and President of the Brand Division since May 2005. Prior to joining Watson, Mr. Heimers was Senior Vice President, Marketing for Innovex, a contract sales organization and a division of Quintiles Transnational Corp. from 2000 to 2005. Prior to joining Innovex, he was Senior Vice President, Sales for Novartis Pharmaceuticals Corporation from 1996 to 1999. From 1987 to 1996, Mr. Heimers held various positions, including Senior Vice President, Specialty Products and Senior Vice President, Primary Care Marketing and Sales at Sandoz and from 1978 to 1987 held a number of marketing positions at Schering-Plough. Mr. Heimers received his undergraduate degree in Biology from New York University and a Juris Doctor from Syracuse University.

Thomas R. Russillo

Thomas R. Russillo, age 64, was appointed Executive Vice President and President of the Generics Division on September 5, 2006. Prior to joining Watson, Mr. Russillo served as a consultant to the Company from February to November, 2006, in connection with the Company’s integration planning related to the acquisition of Andrx Corporation. From January 2005 until September 1, 2006 Mr. Russillo served as a consultant to various clients in the pharmaceutical industry. From 1990 through 2004, Mr. Russillo served as President, Ben Venue Laboratories, a division of Boehringer Ingelheim. Prior to Ben Venue, he held a number of senior positions with Baxter International, most recently as Managing Director, International Medical Technology. Additionally, he is a past chairman of the National Association of Pharmaceutical Manufacturers and board member for the Generic Pharmaceutical Association. Mr. Russillo received his undergraduate degree in Biology from Fordham University in 1965.

Albert Paonessa III

Albert Paonessa, age 47, joined Watson as our Executive Vice President, Chief Operating Officer of Anda, our Distribution company following our acquisition of Andrx. Mr. Paonessa was appointed Anda Executive Vice President and Chief Operating Officer in August 2005 and had been with Anda since Andrx acquired VIP in March 2000. From March 2000 through January 2002, Mr. Paonessa was Vice President, Operations of VIP. In January 2002, he became Vice President, Information Systems at Anda and in January 2004 was appointed Senior Vice President, Sales at Anda. Mr. Paonessa received a B.A. and a B.S. from Bowling Green State University in 1983.

David A. Buchen

David A. Buchen, age 43, has served as Senior Vice President, General Counsel and Secretary since November 2002. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Mr. Buchen serves on the Board of Directors of Somerset Pharmaceuticals, Inc. (“Somerset”). Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkeley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Mark W. Durand

Mark W. Durand, age 48, was appointed Senior Vice President, Chief Financial Officer effective November 26, 2007. Prior to joining Watson, Mr. Durand served as Chief Financial Officer and Senior Vice President, Finance and Business Development at Teva North America (“Teva NA”). Prior to joining Teva NA, he held a number of positions of increasing responsibility at Bristol-Myers Squibb from 1987 to 2004, including Vice President — Finance and Business Development and Vice President — Specialty Pharmaceuticals. Mr. Durand serves on the Board of Directors of Ivax Diagnostics, Inc. Mr. Durand received a B.S. in Zoology from Duke University in 1981, a M.S. in Biological Sciences from Dartmouth College in 1984 and an M.B.A. from the University of Chicago in 1986.

Charles D. Ebert, Ph.D.

Charles D. Ebert, Ph.D., age 54, has served as our Senior Vice President, Research and Development since May 2000. He served as our Senior Vice President, Proprietary Research and Development from June 1999 to May 2000. Before joining Watson, Dr. Ebert served TheraTech, Inc. as Vice President, Research and Development from 1987 to 1992 and as Senior Vice President, Research and Development since 1992. Dr. Ebert serves on the Board of Directors of Somerset. Dr. Ebert received a B.S. in Biology from the University of Utah in 1977 and a Ph.D. in Pharmaceutics from the University of Utah in 1981.

Thomas R. Giordano

Thomas R. Giordano, age 57, was appointed Senior Vice President, Chief Information Officer of Watson on December 11, 2006. Mr. Giordano joined Watson following the Company’s acquisition of Andrx, where he served as Senior Vice President, Chief Information Officer and Chief Project Management Officer since 2002. Prior to joining Andrx, he was Senior Vice President and Global Chief Information Officer for Burger King Corporation, a subsidiary of Diageo Plc from 1998 to 2001. He has also held the position of Senior Vice President and Chief Information Officer for Racal Data Group and AVEX Electronics. Mr. Giordano received his undergraduate degree in Economics from St. Peters College in New Jersey in 1979, participated in graduate studies at New York University, New York and completed the Information Systems Executive Management Program at Harvard Business School.

David C. Hsia, Ph.D.

David C. Hsia, Ph.D., age 63, has served as our Senior Vice President, Scientific Affairs since May 1995 and has been a Vice President of Watson since 1985. Dr. Hsia is also co-founder of Watson. He has been involved in the development of pharmaceutical formulations for oral contraceptives, sustained-release products and novel dosage forms for over 20 years. Dr. Hsia received a Ph.D. in Industrial and Physical Pharmacy from Purdue University in 1975.

Susan Skara

Susan Skara, age 57, has served as our Senior Vice President, Human Resources since November 2002. Ms. Skara joined Watson in March 1999 as Vice President, Human Resources, a position she held until her promotion to Senior Vice President in November 2002. Prior to joining Watson, Ms. Skara worked for Apria Healthcare and last held the position of Senior Vice President of Human Resources from November 1996 to June 1998. Ms. Skara received a B.A. in French from California State University, Fullerton.

Francois A. Menard, Ph.D.

Francois A. Menard, Ph.D, age 48, was appointed Senior Vice President, Generics Research and Development of Watson on February 8, 2008. Prior to joining Watson, Dr. Menard served as Vice President Product Development at Sandoz from 2004 to 2008. Prior to Sandoz, Dr. Menard was Vice President, Research and Development at Ivax Corporation during 2004 and before Ivax Corporation held a number of product development positions of increasing responsibility at Johnson & Johnson from 1996 to 2004. Dr. Menard received a Pharm.D. degree in Industrial Pharmacy from the University of Rennes, France in 1983 and a Ph.D. in Pharmaceutical Sciences from the University of Rhode Island in 1987.

Gordon Munro, Ph.D.

Gordon Munro, Ph.D, age 60, has served as our Senior Vice President, Quality Assurance since June 2004. Prior to joining Watson, Dr. Munro was the Director of Inspection and Enforcement, at the United Kingdom Medicines and Healthcare Products Regulatory Agency from 1997 to 2004, and from 2002 to 2004, he was also Acting Head of Medicines. From 1970 to 1997, he held various positions, including the Director of Quality and Compliance at GlaxoWelcome. Dr. Munro received a B.S. in Pharmacy and a Masters in Analytical Chemistry from the University of Strathclyde, Scotland, and a Ph.D. in Analytical Chemistry from the Council of National Academic Awards.

Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified, and may be removed at any time by the affirmative vote of a majority of the Board. We have employment agreements with most of our executive officers. David Hsia is the brother-in-law of Allen Chao. There are no other family relationships between any director and executive officer of Watson.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “WPI.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low

Year ended December 31, 2007:
First	$29.43	$25.02
Second	$33.28	$26.16
Third	$33.91	$28.77
Fourth	$32.53	$26.90
Year ended December 31, 2006:
First	$35.27	$27.90
Second	$30.48	$22.86
Third	$27.17	$21.35
Fourth	$27.33	$24.31

As of February 15, 2008, there were approximately 3,000 registered holders of our common stock.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

(b)	Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities

During November, 2007, we repurchased approximately 1,500 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $45,000.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “NOTE 11 — Stockholders’ Equity” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

(e)	Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on Watson’s common stock relative to the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends, if any) from 12/31/2002 to 12/31/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Watson, The S&P 500 Index
And The Dow Jones US Pharmaceuticals Index

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Watson	100.00	162.72	116.06	115.00	92.08	96.00
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
Dow Jones US Pharmaceuticals	100.00	109.45	100.39	98.73	112.93	117.98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

WATSON PHARMACEUTICALS, INC.

FINANCIAL HIGHLIGHTS(1)

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Operating Highlights:
Net revenues	$2,496,651	$1,979,244	$1,646,203	$1,640,551	$1,457,722
Gross profit	$991,895	$745,761	$793,789	$819,757	$833,071
Operating income (loss)(1)	$255,660	$(422,096)	$218,512	$265,940	$338,913
Net income (loss)(1)	$141,030	$(445,005)	$138,557	$150,018	$201,728
Basic earnings (loss) per share	$1.38	$(4.37)	$1.32	$1.37	$1.88
Diluted earnings (loss) per share(2)	$1.27	$(4.37)	$1.22	$1.26	$1.74
Weighted average shares outstanding:
Basic	102,273	101,761	104,949	109,174	107,488
Diluted(2)	117,039	101,761	120,021	124,727	120,727

	At December 31,
	2007	2006	2005	2004	2003

Balance Sheet Highlights:
Current assets	$1,173,776	$1,261,676	$1,353,543	$1,361,136	$1,309,704
Working capital	$728,849	$571,747	$1,107,873	$1,105,507	$971,019
Total assets	$3,472,027	$3,760,577	$3,077,187	$3,231,956	$3,268,134
Total debt	$905,649	$1,231,204	$587,935	$587,653	$722,535
Deferred tax liabilities	$178,740	$203,860	$126,718	$141,691	$144,359
Total stockholders’ equity	$1,849,465	$1,680,388	$2,100,469	$2,230,690	$2,042,146

(1)	For discussion on comparability of operating income and net income, please refer to financial line item discussion in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

(2)	Diluted earnings per share was restated for the year ended December 31, 2003 to conform to Emerging Issues Task Force Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Cautionary Note Regarding Forward-Looking Statements“under “Item 1A. Risk Factors” in this Annual Report on Form 10-K. In addition, the following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

GENERAL

Watson Pharmaceuticals, Inc. (“Watson”, the “Company” “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent

(generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities predominantly in the United States (“U.S.”) and India with our key commercial market being the U.S.

As of December 31, 2007, we marketed 150 generic pharmaceutical product families and 27 brand pharmaceutical product families and distributed approximately 8,000 stock-keeping units (“SKUs”) through our Distribution business (also known as “Anda”). Prescription pharmaceutical products in the U.S. are generally marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Our distribution business, primarily distributes generic pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, and generic products and certain selective brand products to physicians’ offices.

The Company completed several cost reduction initiatives during 2007 including the closure of our Puerto Rico manufacturing facility and the divestiture of our Phoenix, Arizona injectable manufacturing facility. The Company has also established infrastructure in India to supply the U.S. market. This includes a solid dosage manufacturing facility; active pharmaceutical ingredient (“API”) manufacturing and development; and finished dosage formulation capabilities.

Acquisition of Andrx Corporation

On November 3, 2006, we acquired all the outstanding shares of common stock of Andrx Corporation (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion (the “Andrx Acquisition”). The Andrx Acquisition augmented our existing formulation development capability by providing technology for difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products.

In conjunction with the Andrx Acquisition, we recorded a $497.8 million charge to operations in the year ended December 31, 2006 for in-process research and development (“IPR&D”) assets acquired that we determined had no alternative future use in their current state. Our valuation of IPR&D projects included over thirty controlled- or immediate-release products at various stages of R&D. These IPR&D projects were valued through discounted cash flow analysis utilizing the “income” approach at rates commensurate with their perceived risks, which for these IPR&D projects ranged between 19%-20%. A partial list of cash flow considerations utilized for each of the IPR&D projects included an evaluation of a project’s estimated cost to complete, future product prospects and competition, product lifecycles, expected date of market introduction and expected pricing and cost structure. The major risks and uncertainties associated with the timely and successful completion of these IPR&D projects include delays caused by legal actions brought by our competitors and the timing of the receipt of necessary regulatory approvals. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

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

In March 2006, Takeda filed an NDA for this combination product and the NDA is under review by the U.S. Food and Drug Administration (“FDA”). Final approval and launch of the product by Takeda is dependent, among other things, upon favorable resolution of the Official Action Indicated (“OAI”) status at our Davie, Florida manufacturing facility. If approved and launched, we are eligible to receive future milestone payments and royalties from Takeda’s sale of this product.

Our valuation of this IPR&D project at the Andrx Acquisition date was $133 million.

Enoxaparin Sodium (generic version of Lovenox®)

On May 2, 2005, Andrx entered into an agreement to obtain certain exclusive marketing rights for Amphastar Pharmaceuticals, Inc.’s (“Amphastar’s”) generic version of Sanofi-Aventis’ (“Aventis”’) Lovenox® injectable product. Amphastar submitted its Abbreviated New Drug Application (“ANDA”) for generic Lovenox® to the FDA in March 2003. Amphastar’s ANDA is the subject of a patent infringement lawsuit filed by Aventis. On February 8, 2007, the District Court ruled that Aventis’ patent was unenforceable due to inequitable conduct. Final judgment in favor of Amphastar was entered on March 9, 2007. Aventis has appealed and the matter remains pending in the United States Court of Appeals for the Federal Circuit. Amphastar has not obtained FDA approval for its product and the product continues to be delayed by a Citizen Petition, including two supplements, and other factors. Amphastar has submitted comments to Aventis’ Citizen Petition and supplements. Additionally, in November 2007, the FDA requested Amphastar to provide additional data regarding the potential immunogenicity of the product. Our marketing rights for this product generally extend to the U.S. retail pharmacy market, and we will receive up to 50% of the net profits, as defined, generated from such sales. The launch of this product is dependent upon Amphastar obtaining FDA approval.

Our valuation of this IPR&D project at the Andrx Acquisition date was $33 million.

Metoprolol Succinate (generic version of Toprol-XL®)

In 2003 and 2004, Andrx filed ANDAs seeking FDA approval to market metoprolol succinate extended-release tablets in the 25mg, 50mg, 100mg and 200mg strengths. Andrx was awarded 180-days of market exclusivity for the 50mg strength. During the second quarter of this year, we announced that pursuant to an agreement with Sandoz Pharmaceutical Corporation, a subsidiary of Novartis AG (“Sandoz”), we relinquished our rights to a 180-day period of marketing exclusivity for our 50mg strength product. As a result of our agreement to relinquish our marketing exclusivity, Sandoz obtained final approval of its ANDA for metoprolol succinate extended-release 50 mg tablets. We are entitled to a share of Sandoz’s profits on sales of the product, which began in the third quarter of 2007.

We continue to pursue approval of our own pending ANDAs for metoprolol succinate extended-release tablets. We believe that under current FDA policy, we will be barred from obtaining final approval until March 18, 2008, when AstraZeneca’s pediatric study market exclusivity expires. Final approval and launch of the product is also dependent upon satisfactorily resolving certain questions from the FDA regarding the ANDAs as well as favorable resolution of the OAI status at our Davie, Florida manufacturing facility.

Our valuation of this IPR&D project at the Andrx Acquisition date was $85 million.

Methylphenidate Hydrochloride (generic version of Concerta®)

Andrx has pending ANDAs for the generic versions of Concerta® (methylphenidate hydrochloride extended-release tablets) in the 18mg, 27mg, 36mg and 54mg strengths.

In September 2005, ALZA Corporation and McNeil-PPC, Inc. sued Andrx for patent infringement related to the generic version of Concerta®. In December 2007, the United States District Court for the District of Delaware completed the trial of this matter. No decision has been issued to date. The ANDAs remain under review by the FDA and a Citizen Petition has been filed by McNeil-PPC, Inc. relating to approval criteria for generic versions of Concerta®. Final approval and launch of the product is also dependent upon favorable resolution of the OAI status at our Davie, Florida manufacturing facility and may also be subject to obtaining a waiver or expiration of a third party’s 180 days of market exclusivity.

Our valuation of this IPR&D project at the Andrx Acquisition date was $94 million.

Omeprazole (generic version of Prilosec®)

Andrx has pending ANDAs for omeprazole delayed-release capsules, 10mg, 20mg and 40 mg strengths, which are bioequivalent to Prilosec®. In 2001, AstraZeneca filed suit against Andrx alleging infringement of a patent (patent no. 6,013,281) (“the ’281 patent”) directed to a process for making an omeprazole formulation. Andrx filed counterclaims of non-infringement, invalidity and unenforceability. In May 2004, the district court ruled that the ’281 patent was invalid due to obviousness. In April 2007, the U.S. Court of Appeals for the Federal Circuit affirmed the 2004 District Court decision that the ’281 patent is invalid.

The ANDAs remain under review by the FDA. Final approval and launch of the product is dependent upon favorable resolution of the OAI status at our Davie, Florida manufacturing facility. Upon approval and launch, we believe that we are entitled to the 180-day period of market exclusivity with respect to the generic version of the 40mg strength of Prilosec®.

Our valuation of this IPR&D project at the acquisition date was $57 million.

Diltiazem HCl ER (Cardizem® LA)

Andrx Corporation has pending ANDAs with the FDA for generic versions of Cardizem® LA (diltiazem HCl extended-release tablets), 120mg, 180mg, 240mg, 300mg, 360mg and 420mg strengths. Andrx initially filed its ANDA for the 420mg strength on April 25, 2005, with a Paragraph IV certification and notification to the patent holder. On August 10, 2005, Biovail Laboratories Int’l SRL (“Biovail”), which is the holder of the NDA for Cardizem® LA, initiated a patent infringement lawsuit against Andrx for the 420mg strength in the U.S. District Court for the District of Delaware. Andrx subsequently amended its initial ANDA submission to include the 120mg, 180mg, 240mg, 300mg and 360mg strengths, along with a related Paragraph IV certification and notice letter. On October 14, 2005, Biovail initiated a patent infringement lawsuit on the remaining strengths. On December 4, 2007, we announced that we settled the litigation with Biovail. Under the terms of the settlement, Biovail has granted us an exclusive license to its U.S. patents covering Cardizem® LA for a generic version of Cardizem® LA. The agreement generally provides that we that will not commence marketing our generic equivalent product until April 1, 2009.

The ANDAs remain under review by the FDA. Final approval and launch of the product is dependent upon favorable resolution of the OAI status at our Davie, Florida manufacturing facility and satisfactorily resolving certain questions from the FDA regarding the ANDAs.

Our valuation of this IPR&D project at the Andrx Acquisition date was $12 million.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO 2006

Overview

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

Watson has three reportable operating segments: Generic, Brand and Distribution. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products. The Company sells its Brand and Generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The Distribution segment was acquired as part of the Andrx Acquisition. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products reported in Watson’s Generic and Brand segments.

The Company evaluates segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct R&D expenses and selling and marketing expenses. The Company has not allocated corporate general and administrative expenses, amortization, IPR&D charges, gains on disposal or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level.

Results of Operations

Results of operations, including segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments, consisted of the following:

	Years Ended December 31,
	2007				2006
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
	($ in thousands)

Product sales	$1,408,885	$375,202	$566,053	$2,350,140	$1,501,251	$354,070	$92,796	$1,948,117
Other	92,991	53,520	—	146,511	15,725	15,402	—	31,127

Net revenues	1,501,876	428,722	566,053	2,496,651	1,516,976	369,472	92,796	1,979,244
Cost of sales(1)	917,863	99,913	486,980	1,504,756	1,059,234	92,184	82,065	1,233,483

Gross profit	584,013	328,809	79,073	991,895	457,742	277,288	10,731	745,761
Gross margin	38.9%	76.7%	14.0%	39.7%	30.2%	75.0%	11.6%	37.7%
Research and development	102,426	42,367	—	144,793	83,551	47,472	—	131,023
Selling and marketing	55,350	108,061	52,023	215,434	52,882	112,258	8,409	173,549

Contribution	$426,237	$178,381	$27,050	631,668	$321,309	$117,558	$2,322	441,189

Contribution margin	28.4%	41.6%	4.8%	25.3%	21.2%	31.8%	2.5%	22.3%
General and administrative				205,717				131,511
Amortization				176,409				163,710
In-process research and development				—				497,800
Net (gain) loss on asset sales and impairments				(6,118)				70,264

Operating income				$255,660				$(422,096)

Operating margin				10.2%				(21.3)%

(1)	Excludes amortization of acquired intangibles including product rights.

Generic Segment

Net Revenues

Our Generic segment develops, manufactures, markets, sells and distributes generic products that are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the brand product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. Additionally, we distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties.

Net revenues in our Generic segment includes product sales and other revenue. Our Generic segment product line includes a variety of products and dosage forms. Indications for this line include pregnancy prevention, pain management, depression, hypertension and smoking cessation. Dosage forms include oral solids, transdermals, injectables and transmucosals.

Other revenues consist primarily of royalties and commission revenue.

Net revenues from our Generic segment during the year ended December 31, 2007 decreased 1.0% or $15.1 million to $1,501.9 million compared to net revenues of $1,517.0 million from the prior year. The decrease in net revenues was attributable to a decline in sales of certain Authorized Generic products including oxycodone HCl controlled-release tablets and pravastatin sodium tablets ($200.0 million) and price erosion for existing products. The decline in sales of oxycodone HCl controlled-release tablets was due to the termination of the distribution agreement in the first quarter of 2007. The decline in pravastatin sodium was due to the launch of additional competitive products in the fourth quarter of 2006. This decrease in net revenues was offset in part by an increase in other revenues ($77.3 million), the net increase in revenue generated from the addition of products from the Andrx Acquisition ($85.3 million) and an increase in net product sales from recent product launches ($74.3 million) which includes the third quarter 2006 launch of Quasensetm, the second quarter 2007 launch of bupropion hydrochloride 300 mg extended-release tablets, the third quarter 2007 launch of fentanyl transdermal patch, the fourth quarter 2007 launches of albuterol sulfate and Tiliatm Fe as well as other 2007 product launches.

The $77.3 million increase in other revenues for the year ended December 31, 2007, compared to the prior year, was primarily related to a full year of commission revenues earned on sales of fentanyl citrate troche (which commenced during the third quarter of 2006), royalties earned on GlaxoSmithKline’s (“GSK’s”) sales of Wellbutrin XL® 150mg (which royalty commenced during the first quarter of 2007) and royalties on sales by Sandoz of metoprolol succinate 50 mg extended release tablets (which commenced during the third quarter of 2007). Together these three items combined represented an increase in other revenues totaling $74.8 million for the year ended December 31, 2007 from the prior year.

Gross Profit and Gross Margin

Gross profit represents net revenues less cost of sales. Cost of sales includes production and packaging costs for the products we manufacture, third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements, inventory reserve charges and excess capacity utilization charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Gross profit for our Generic segment increased $126.3 million to $584.0 million in the year ended December 31, 2007 compared to $457.7 million in the prior year. This year-over-year increase in gross profit was due to the following factors:

•	Other revenue increased $77.3 million primarily as a result of commission revenue earned from the sale of fentanyl citrate troche, royalties earned in connection with the licensing of a patent to GSK and royalties on sales by Sandoz of metoprolol succinate 50 mg extended release tablets.

•	Gross profit from new product launches including Quasensetm, bupropion hydrochloride extended-release tablets 300 mg, fentanyl transdermal patch, albuterol sulfate and Tiliatm Fe contributed $48.4 million to the increase in Generic segment gross profit.

•	Production cost improvements and lower facility closure costs in 2007 also contributed to the year-over-year gross profit increase.

Gross margins for our Generic segment increased 8.7 percentage points to 38.9% for the year ended December 31, 2007 from 30.2% in the prior year. The increase in gross margins is primarily due to an increase in other revenue (3.3 percentage points) and a reduction in sales of oxycodone HCl and pravastatin sodium in the current year. Generic segment gross margins were negatively impacted by 4.1 percentage points in the prior year and 1.7 percentage points in the current year due to the inclusion of these Authorized Generic products. Margins in 2006 were also adversely impacted by plant rationalization costs.

Research and Development Expenses

Generic R&D expenses consist predominantly of personnel-related costs, contract research, biostudy and facilities costs associated with the development of our products.

R&D expenses within our Generic segment increased 22.6% or $18.9 million to $102.4 million compared to $83.6 million from the prior year, mainly due to R&D expenditures associated with our Florida-based development group acquired in connection with the Andrx Acquisition.

Selling and Marketing Expenses

Generic selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Generic segment selling and marketing expenses increased 4.7% or $2.5 million to $55.4 million compared to $52.9 million from the prior year, mainly due to higher distribution costs and increased costs from our international locations.

Brand Segment

Net Revenues

Our Brand segment develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology.

Our Specialty Products product line includes urology products such as Trelstar® and Oxytrol® and a number of non-promoted products.

Our Nephrology product line consists of products for the treatment of iron deficiency anemia and is generally marketed to nephrologists and dialysis centers. The major products of the Nephrology group are Ferrlecit® and INFeD®, which are used to treat low iron levels in patients undergoing hemodialysis in conjunction with erythropoietin therapy.

Other revenues in the Brand segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

Net revenues from our Brand segment for the year ended December 31, 2007 increased 16.0% or $59.2 million to $428.7 million compared to net revenues of $369.5 million from the prior year. The increase in net revenues was attributable to product sales, royalties and deferred revenues recognized from a contract manufacturing agreement assumed from the Andrx Acquisition ($26.6 million) and our share of profits on the AndroGel® co-promotion agreement ($18.9 million), which commenced in the fourth quarter of 2006. Brand segment product sales also increased for certain products within our Specialty Products product line from the prior year as our prior year sales were negatively impacted by a reduction in wholesaler inventory levels. These increases were offset in part by reduced product sales in our Nephrology product line due to the loss of a customer.

Gross Profit and Gross Margin

Gross profit from our Brand segment increased 18.6% or $51.5 million in the year ended December 31, 2007 to $328.8 million compared to $277.3 million in the prior year. The year-over-year increase in gross profit was primarily the result of an increase in other revenues ($38.1 million), including the addition of Androgel® co-promotional revenue in the current year ($18.9 million) and the addition of royalties and deferred revenue ($18.2 million) related to a contract manufacturing agreement assumed in connection with the Andrx Acquisition. Higher sales of certain Specialty Products also contributed to higher gross profit in the current year as our prior year sales were negatively impacted by a reduction in wholesaler inventory levels.

Gross margins for our Brand segment increased 1.6 percentage points to 76.7% for the year ended December 31, 2007 from 75.1% in the prior year. The increase in gross margins is primarily due to an increase in other revenue (2.3 percentage points) and lower production costs due primarily to the sale of our Phoenix facility offset in part by lower margin products we assumed in connection with the Andrx Acquisition.

Research and Development Expenses

Brand R&D expenses consist predominantly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.

R&D expenses within our Brand segment decreased 10.8% or $5.1 million to $42.4 million compared to $47.5 million from the prior year primarily due to decreased costs in 2007 related to Phase III studies on the gel formulation of oxybutynin for overactive bladder as these studies near completion.

Selling and Marketing Expenses

Brand selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Brand segment decreased 3.7% or $4.2 million to $108.1 million compared to $112.3 million from the prior year primarily due to lower field sales force and support costs ($3.5 million), lower distribution costs ($0.9 million) and lower product spending for Oxytrol® and Trelstar® during the current year ($1.5 million) which was offset in part by increased other product spending.

Distribution Segment

Net revenues from our Distribution segment consist primarily of sales of generic pharmaceutical products sourced from third parties. Customers include independent pharmacies, pharmacy chains, physicians’ offices and members of pharmacy buying groups. Our Distribution segment results do not include sales of generic and brand products manufactured or licensed by Watson and sold to third parties through our distribution operations. These sales are reflected in our Generic or Brand segment. Distribution segment results have been included in Watson’s operating results since the date of the Andrx Acquisition.

Net revenues, gross profit and selling and marketing expenses from our Distribution segment are higher for the year ended December 31, 2007 as results include 12 months of operations compared to two months of operations in the year ended December 31, 2006.

Segment Contribution

	Years Ended
	December 31,		Change
	2007	2006	Dollars	%
	($ in thousands)

Segment contribution
Generic	$426,237	$321,309	$104,928	32.7%
Brand	178,381	117,558	60,823	51.7%
Distribution	27,050	2,322	24,728	1064.9%

	$631,668	$441,189	$190,479	43.2%

as % of net revenues	25.3%	22.3%

For more information on segment contribution, refer to above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “NOTE 12 — Operating Segments” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Corporate General and Administrative Expenses

	Years Ended
	December 31,		Change
	2007	2006	Dollars	%
	($ in thousands)

Corporate general and administrative expenses	$205,717	$131,511	$74,206	56.4%
as % of net revenues	8.2%	6.6%

Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses increased 56.4% or $74.2 million to $205.7 million compared to $131.5 million from the prior year due primarily to the inclusion of corporate general and administrative costs related to the Andrx Acquisition ($42.7 million), higher litigation costs ($14.6 million) relating to various litigation matters, severance costs incurred in the third quarter related to a key executive ($4.5 million), higher information technology costs ($3.1 million) and higher acquisition and integration costs ($4.5 million).

Amortization

	Years Ended
	December 31,		Change
	2007	2006	Dollars	%
	($ in thousands)

Amortization	$176,409	$163,710	$12,699	7.8%
as % of net revenues	7.1%	8.3%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization in 2007 increased representing additional amortization on intangible assets from the Andrx Acquisition. In 2008, we expect amortization expense on existing product rights and other intangibles to decrease to approximately $81 million primarily as a result of the decline in the amortization of our Ferrlecit® product rights as these rights have been fully amortized as of December 2007.

In-Process Research and Development

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands)

In-process research and development	$—	$497,800	$(497,800)	(100.0)%
as % of net revenues	0.0%	25.2%

The charge for IPR&D reflects the estimated fair value of IPR&D projects that, as of the closing date of the Andrx Acquisition, had not reached technical feasibility and had no alternative future use. IPR&D projects included in our valuation include over thirty controlled- or immediate-release products at various stages of R&D. These IPR&D projects were valued through discounted cash flow analysis utilizing the “income” approach at rates commensurate with their perceived risks, which for these IPR&D projects ranged between 19-20%. A partial list of cash flow considerations utilized for each of the IPR&D projects included an evaluation of a project’s estimated cost to complete, future product prospects and competition, product lifecycles, expected date of market introduction and expected pricing and cost structure.

Net (Gain) Loss on Asset Sales and Impairments

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands)

Net (gain) loss on asset sales and impairments	$(6,118)	$70,264	$(76,382)	(108.7)%
as % of net revenues	(0.2)%	3.6%

For the year ended December 31, 2007, we recorded a gain on sale of our Phoenix facility in the amount of $10.6 million. This gain was offset in part by a $4.5 million impairment charge relating to our facility in Puerto Rico.

The Company received cash consideration of $13.5 million from the sale of our Phoenix facility. The carrying amount of net assets included in the Phoenix sale was $1.5 million and transaction and other costs of disposal were $1.4 million.

During 2007, the Company recognized an impairment charge relating to our solid dosage manufacturing facility in Puerto Rico based upon further declines in the market value for this asset. The estimated fair value of $2.0 million was based on discussions with potential buyers of the property and market values for comparable properties.

During 2006, the Company recognized a $67.0 million loss on impairment of product rights resulting from a downward revision of long-range product sales predominantly relating to Alora® and Actigall® (refer to “NOTE 8 — Goodwill, Product Rights and Other Intangibles” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report). The Company also recognized a $3.3 million impairment charge related to the closing of our manufacturing facility in Puerto Rico.

Loss on Early Extinguishment of Debt

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands)

Loss on early extinguishment of debt	$5,553	$525	$5,028	957.7%
as % of net revenues	0.2%	0.0%

In November 2006, we entered into a Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks (“2006 Credit Facility”). The 2006 Credit Facility was entered into in connection with the Andrx Acquisition.

For the year ended December 31, 2007, the Company prepaid $325.0 million of outstanding debt on the 2006 Credit Facility. As a result of these prepayments, our results for the year ended December 31, 2007 reflect debt repurchase charges of $5.6 million which consist of unamortized debt issue costs associated with the repurchased amount.

On March 31, 2006, the Company initiated a redemption notice to the holders of all of its outstanding senior unsecured 7 1/8% notes (“1998 Senior Notes”). The 1998 Senior Notes were redeemed on May 23, 2006 resulting in charges of $0.5 million related to fees, expenses, unamortized discount, and premiums paid.

Interest Income

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands)

Interest income	$8,886	$28,418	$(19,532)	(68.7)%
as % of net revenues	0.4%	1.4%

Interest income decreased during the year ended December 31, 2007 as compared to the prior year due to the use of available cash, cash equivalents and marketable securities to finance the Andrx Acquisition.

Interest Expense

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands)

Interest expense — 2006 Credit Facility	$31,047	$8,121	$22,926
Interest expense — convertible contingent senior debentures due 2023 (“CODES”)	12,605	12,605	—
Interest expense — 1998 Senior Notes	—	406	(406)
Interest and fees on credit facility	—	850	(850)
Change in derivative value	(219)	(664)	445
Interest expense — other	1,040	764	276

Interest expense	$44,473	$22,082	$22,391	101.4%

as % of net revenues	1.8%	1.1%

Interest expense increased for the year ended December 31, 2007 over the prior year due to interest expense incurred on borrowings used to finance the Andrx Acquisition (the 2006 Credit Facility).

Other Income/(Expense)

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands)

Other income (expense) consists of:
Earnings on equity method investments	$7,511	$2,066	$5,445
Gain on sale of securities	2,340	3,546	(1,206)
Other expense	(87)	(276)	189

	$9,764	$5,336	$4,428	83.0%

as % of net revenues	0.4%	0.3%

Earnings on Equity Method Investments

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.

The earnings on equity investments for the year ended December 31, 2007 primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”) and Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Inc.

Provision for Income Taxes

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands)

Provision for income taxes	$83,254	$34,056	$49,198	144.5%
as a % of net revenues	3.3%	1.7%
Effective tax rate	37.1%	(8.3)%

The provision for income taxes increased in 2007 compared to 2006 due to higher pre-tax earnings. In 2006, the loss before income taxes includes an IPR&D charge of $497.8 million for which there was no reduction in income tax expense. Excluding the impact of the IPR&D charge on pre-tax earnings, our effective tax rate for 2006 was 39.2%. The effective tax rate for 2007 of 37.1% is lower than the effective rate for 2006 of 39.2% (excluding the impact of the IPR&D charge) primarily due to a reduction in the Company’s effective rate for state taxes.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO 2005

Overview

In 2005, Watson had two reportable operating segments: Generic and Brand. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Following the Andrx Acquisition, a third operating segment was added representing the Anda distribution business. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products reported in Watson’s Generic and Brand segments.

As of January 1, 2005, the Company began to evaluate segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct R&D expenses and selling and marketing expenses. The Company has not allocated corporate general and administrative expenses, amortization, IPR&D charges, gains on disposal or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level.

Results of Operations

Results of operations, including segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments, consisted of the following:

	Years Ended December 31,
	2006				2005
	Generic	Brand	Distribution	Total	Generic	Brand	Total
	($ in thousands)

Product sales	$1,501,251	$354,070	$92,796	$1,948,117	$1,242,584	$389,545	$1,632,129
Other	15,725	15,402	—	31,127	4,357	9,717	14,074

Net revenues	1,516,976	369,472	92,796	1,979,244	1,246,941	399,262	1,646,203
Cost of sales(1)	1,059,234	92,184	82,065	1,233,483	760,845	91,569	852,414

Gross profit	457,742	277,288	10,731	745,761	486,096	307,693	793,789
Gross margin	30.2%	75.0%	11.6%	37.7%	39.0%	77.1%	48.2%
Research and development	83,551	47,472	—	131,023	80,879	44,384	125,263
Selling and marketing	52,882	112,258	8,409	173,549	48,914	113,428	162,342

Contribution	$321,309	$117,558	$2,322	441,189	$356,303	$149,881	506,184

Contribution margin	21.2%	31.8%	2.5%	22.3%	28.6%	37.5%	30.7%
Corporate general and administrative				131,511			98,657
Amortization				163,710			163,939
In-process research and development				497,800			—
Net (gain) loss on asset sales and impairments				70,264			25,076

Operating (loss) income				$(422,096)			$218,512

Operating margin				(21.3)%			13.3%

(1)	Excludes amortization of acquired intangibles including product rights.

Generic Segment

Net Revenues

Net product sales from our Generics segment during the year ended December 31, 2006 increased $258.7 million or 20.8% over the prior year. Sales increased due to the inclusion of Andrx results for the two month period ended December 31, 2006 and due to sales of certain Authorized Generic products including oxycodone HCl controlled-release tablets, launched during the fourth quarter of 2005, and pravastatin sodium tablets, launched during the second quarter of 2006. Increased sales from products from the Andrx Acquisition and these authorized generic products totaled $336.5 million during the year ended December 31, 2006 and $18.5 million during the year ended December 31, 2005. Excluding the products from the Andrx Acquisition and these authorized generic products, net product sales in our Generic segment declined by $59.4 million or 5%. This decline was mainly due to lower pricing on the Company’s existing products.

The increase in other revenues in the year ended December 31, 2006 within the Generics segment was primarily related to commission revenues earned on sales of fentanyl citrate troche during the second half of 2006.

Gross Profit and Gross Margin

Gross margins for our Generic segment declined to 30.2% for the year ended December 31, 2006 from 39.0% in the year ago period. The decrease in gross margin from our Generic segment was primarily due to sales of oxycodone HCl controlled-release tablets and pravastatin sodium tablets during 2006 and decreased margins from products added by the Andrx Acquisition due partly to purchase accounting charges during the period. Increased sales of products from the Andrx Acquisition and these authorized generic products generated $24.9 million of gross profit on $336.5 million of revenues. Margins in our Generic segment were also adversely impacted by plant rationalization costs of $15.9 million in the year ended December 31, 2006 and price declines over the past year on existing products.

Research and Development Expenses

R&D expenses within our Generic segment increased $2.7 million or 3.3% during the year ended December 31, 2006, as compared to the prior year, mainly due to R&D expenditures associated with our Florida-based development group acquired in connection with the Andrx Acquisition.

Selling and Marketing Expenses

Generic segment selling and marketing expenses increased $4.0 million or 8.1% during the year ended December 31, 2006 as compared to the prior year primarily due to higher distribution costs related to higher unit sales.

Brand Segment

Net Revenues

The decrease in net product sales from our Brand segment of $35.5 million or 9.1% for the year ended December 31, 2006 compared to the prior year was primarily attributable to a decrease in prescription volumes for our non-promoted products within our Specialty Products product line. Brand segment product sales were also impacted by a reduction in wholesaler inventories during 2006.

The increase in other revenues in the year ended December 31, 2006 within the Brand segment was primarily attributable to our share of profits on the AndroGel® co-promotion agreement, which commenced in the fourth quarter of 2006, and to revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply brand products to third parties assumed from the Andrx Acquisition.

Gross Profit and Gross Margin

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

Research and Development Expenses

R&D expenses within our Brand segment increased $3.1 million or 7.0% during the year ended December 31, 2006, as compared to the prior year.

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

Gross margins within the Distribution segment for the year ended December 31, 2006 have been adversely impacted due to acquisition accounting inventory charges of approximately $5.7 million during the period.

Segment Contribution

	Years Ended
	December 31,		Change
	2006	2005	Dollars	%
	($ in thousands)

Segment contribution
Generic	$321,309	$356,303	$(34,994)	(9.8)%
Brand	117,558	149,881	(32,323)	(21.6)%
Distribution	2,322	—	2,322	100.0%

	$441,189	$506,184	$(64,995)	(12.8)%

as % of net revenues	22.3%	30.7%

For more information on segment contribution, refer to above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “NOTE 12 — Operating Segments” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
	2006	2005	Dollars	%
	($ in thousands)

Corporate general and administrative expenses	$131,511	$98,657	$32,854	33.3%
as % of net revenues	6.6%	6.0%

Corporate general and administrative expenses increased in 2006 compared to the prior year due to higher general and administrative costs related to international operations, the Andrx Acquisition, higher acquisition and integration costs, higher stock award costs and litigation settlements during the period.

Amortization

	Years Ended
	December 31,		Change
	2006	2005	Dollars	%
	($ in thousands)

Amortization	$163,710	$163,939	$(229)	(0.1)%
as % of net revenues	8.3%	10.0%

Amortization of acquired product rights and other intangibles were relatively unchanged for 2006 from 2005 levels.

In-Process Research and Development

	Years Ended December 31,		Change
	2006	2005	Dollars	%
	($ in thousands)

In-process research and development	$497,800	$—	$497,800	100.0%
as % of net revenues	25.2%	0.0%

The charge for IPR&D reflects the estimated fair value of IPR&D projects that, as of the closing date of the Andrx Acquisition, will not have reached technical feasibility and will have no alternative future use. IPR&D projects included in our valuation include over thirty controlled or immediate release products at various stages of R&D. These IPR&D projects have been valued through discounted cash flow analysis utilizing the “income” approach at rates commensurate with their perceived risks, which for these IPR&D projects ranged between 19-20%. A partial list of cash flow considerations utilized for each of the IPR&D projects included an evaluation of a project’s estimated cost to complete, future product prospects and competition, product lifecycles, expected date of market introduction and expected pricing and cost structure.

Net (Gain) Loss on Asset Sales and Impairments

	Years Ended December 31,		Change
	2006	2005	Dollars	%
	($ in thousands)

Net (gain) loss on asset sales and impairments	$70,264	$25,076	$45,188	180.2%
as % of net revenues	3.6%	1.5%

During the second quarter of 2006, the Company recognized a $67.0 million loss on impairment of product rights resulting from a downward revision of long range product sales predominantly relating to Alora® and Actigall® (refer to “NOTE 8 — Goodwill, Product Rights and Other Intangibles” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report). During the fourth quarter of 2006, the Company recognized a $3.3 million additional impairment charge related primarily to the closing of our manufacturing facility in Puerto Rico (see below).

In the year ended December 31, 2005, we recognized a $25.1 million impairment charge primarily relating to a write-down of our Puerto Rico facility as a result of our decision to close our manufacturing facility in Puerto Rico, transfer product manufacturing to our Carmel, New York and Corona, California sites and discontinue manufacturing operations at our Puerto Rico facility.

Loss on Early Extinguishment of Debt

	Years Ended December 31,		Change
	2006	2005	Dollars	%
	($ in thousands)

Loss on early extinguishment of debt	$(525)	$—	$(525)	(100.0)%
as % of net revenues	0.0%	0.0%

On March 31, 2006, the Company initiated a redemption notice to the holders of all of its 1998 Senior Notes. The 1998 Senior Notes were redeemed on May 23, 2006 resulting in charges of $0.5 million related to fees, expenses, unamortized discount, and premiums paid.

Interest Income

	Years Ended December 31,		Change
	2006	2005	Dollars	%
	($ in thousands)

Interest income	$28,418	$19,321	$9,097	47.1%
as % of net revenues	1.4%	1.2%

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

Interest Expense

	Years Ended December 31,		Change
	2006	2005	Dollars	%
	($ in thousands)

Interest expense — CODES	$12,605	$12,605	$—
Interest expense — 2006 Credit Facility	8,121	—	8,121
Interest expense — 1998 Senior Notes	406	1,021	(615)
Interest and fees on credit facility	850	1,479	(629)
Change in derivative value	(664)	(756)	92
Interest expense — other	764	175	589

Interest expense	$22,082	$14,524	$7,558	52.0%

as % of net revenues	1.1%	0.9%

Interest expense increased for the year ended December 31, 2006 over the prior year due to interest expense incurred on debt issued to finance the Andrx Acquisition during the period.

Other Income/(Expense)

	Years Ended December 31,		Change
	2006	2005	Dollars	%
	($ in thousands)

Other income (expense) consists of:
Earnings (loss) on equity method investments	$2,066	$(2,347)	$4,413
Gain (loss) on sale of securities	3,546	(401)	3,947
Other expense	(276)	(627)	351

	$5,336	$(3,375)	$8,711	(258.1)%

as % of net revenues	0.3%	(0.2)%

Earnings (Loss) on Equity Method Investments

In the year ended December 31, 2006 the Company completed the Andrx Acquisition. Prior to the Andrx Acquisition the Company held common shares in Andrx, which were previously classified as available-for-sale securities and recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as a separate component of stockholders’ equity, net of any related tax effect. the year ended December 31, 2005, loss on equity method investments was restated to account for our investment in common shares of Andrx prior to the Andrx Acquisition using the equity method of accounting.

The loss recorded during the year ended December 31, 2005 represents our share of losses incurred by Scinopharm and Somerset. Loss on equity method investments in 2005 was reduced by our share of equity earnings in Andrx. Improved results at both Scinopharm and Somerset contributed primarily to the change from a net loss to net earnings on equity method investments for the year ended December 31, 2006.

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

Provision for Income Taxes

	Years Ended December 31,		Change
	2006	2005	Dollars	%
	($ in thousands)

Provision for income taxes, restated	$34,056	$81,377	$(47,321)	(58.2)%
as a % of net revenues	1.7%	4.9%
Effective tax rate	(8.3)%	37.0%

The provision for income taxes decreased for the year ended December 31, 2006 over the prior year due to reduced levels of income before income taxes. In 2006, the loss before income taxes included an IPR&D charge of $497.8 million for which no tax benefit has been provided. We have provided a tax provision at 39.2% on the remaining income before income tax. The rate for 2006 of 39.2% is higher compared to the rate in 2005 due in part to the effect of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) during the current year. Beginning January 1, 2006, in conjunction with the adoption of SFAS 123R, incentive stock option deductions are considered a permanent difference which has the impact of increasing our effective tax rate in the year. The tax rate was also increased because there was a lower ratio of pretax income to permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2007 and 2006 is summarized as follows:

			Increase
	2007	2006	(Decrease)
	($ in thousands)

Current Assets:
Cash and cash equivalents	$204,554	$154,171	$50,383
Marketable securities	11,799	6,649	5,150
Accounts receivable, net of allowances	267,117	384,692	(117,575)
Inventories	490,601	517,236	(26,635)
Other	199,705	198,928	777

Total current assets	1,173,776	1,261,676	(87,900)

Current liabilities:
Accounts payable and accrued expenses	398,154	516,875	(118,721)
Current portion of long-term debt	6,241	107,059	(100,818)
Other	40,532	65,995	(25,463)

Total current liabilities	444,927	689,929	(245,002)

Working Capital	$728,849	$571,747	$157,102

Current Ratio	2.64	1.83

Watson’s primary source of liquidity is cash from operations. In 2007, our working capital increased by $161.3 million from $571.7 million in 2006 to $733.0 million primarily related to operating activities offset in part by prepayments of borrowings associated with the 2006 Credit Facility.

We expect that 2008 cash flows from operating activities will continue to be sufficient to fund our operating activities and capital expenditure requirements.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)

Net cash provided by operating activities	$427,178	$471,365	$325,503

Cash flows from operations represents net income (loss) adjusted for certain operations related non-cash items and changes in assets and liabilities. For 2007, cash provided by operating activities was $427.2 million, compared to $471.4 million in 2006 and $325.5 million in 2005. Net cash provided by operations was lower in 2007 compared to 2006 primarily due to higher use of cash to reduce accounts payable and accrued expense amounts during 2007 offset in part by lower year-end accounts receivable balances. Net cash provided by operations was higher in 2006 compared to 2005 primarily due to lower year end accounts receivable balances and increases in accounts payable due to royalties payable on higher sales of authorized generics and higher restructuring charges accrued but unpaid at the end of 2006.

Management expects that available cash balances and 2008 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2008 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	($ in thousands):

Net cash (used in) provided by investing activities	$(64,292)	$(1,419,419)	$116,355

Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. We used $64.3 million in net cash for investing activities during 2007 compared to $1,419.4 million in net cash used for investing activities during 2006 and $116.4 million provided by investing activities during 2005. The change between 2006 and 2007 levels of investing cash flows related to our use of cash, net of cash acquired, of $1,558.3 million primarily for the Andrx Acquisition. Our capital expenditure levels in 2007 totaled $75.0 million compared to $44.4 million in 2006. Investing cash flows in 2005 included approximately $195.4 million of cash provided by investment and marketable security sales, net of marketable securities and investment purchases, and $78.8 million of cash used for capital expenditures.

We expect to spend approximately $100 million for property and equipment additions in 2008.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	($ in thousands):

Net cash (used in) provided by financing activities	$(312,503)	$634,774	$(273,060)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock awards. For 2007, net cash used in financing activities was $312.5 million compared to $634.8 million provided by financing activities during 2006 and $273.1 used in financing activities during 2005. During 2007, we prepaid $325.0 million of our borrowings under the 2006 Credit Facility. During 2006, we borrowed $650.0 million under our 2006 Credit Facility in connection with the Andrx Acquisition. During 2005, we repurchased approximately 9.4 million shares of our common stock at an aggregate cost of approximately $300.0 million under the Company’s $300.0 million stock repurchase program approved by the Board of Directors on February 10, 2005.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

			Increase
	2007	2006	(Decrease)
	($ in thousands)

Current portion of long-term debt	$6,241	$107,059	$(100,818)
Long-term debt	899,408	1,124,145	(224,737)

Total debt outstanding	$905,649	$1,231,204	$(325,555)

Debt to capital ratio	32.9%	42.3%

In March 2003, we issued $575.0 million of CODES due in 2023. As of December 31, 2007, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

In November 2006, we entered into the 2006 Credit Facility. The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”). The 2006 Credit Facility was entered into in connection with the Andrx Acquisition.

The 2006 Credit Facility has a five year term and bears interest equal to LIBOR plus 0.75% (subject to certain adjustments) The indebtedness under the 2006 Credit Facility is guaranteed by our material domestic subsidiaries. The remainder under the Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. Indebtedness under the 2006 Credit Facility may be prepayable, and commitments reduced at our election without premium (subject to certain conditions). As of December 31, 2007, we had not drawn any funds from the Revolving Facility and $325.0 million was outstanding on the Term Facility.

During the year ended December 31, 2007, we entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt on a notional amount of $200.0 million of the 2006 Credit Facility. The interest rate swap instruments involve agreements to receive a floating rate based on LIBOR and pay a fixed rate of 4.79%, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. These interest swap agreements are set to expire in January 2009. For additional information on our interest rate swap derivatives, refer to “NOTE 2 — Summary of Significant Accounting Policies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

During the year ended December 31, 2007, we prepaid $325.0 million of the amount outstanding under the Term Facility. As a result of this prepayment, our results for the year ended December 31, 2007 reflect a $5.6 million non-cash charge for debt repurchase charges. In January 2008, the Company prepaid an additional $75.0 million of debt outstanding on the 2006 Credit Facility. No principal payments are required on the Term Facility in 2008.

Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of December 31, 2007, were in compliance with financial and operation covenants under the terms of the Credit Facility. The agreement currently contains the following financial covenants:

•	maintenance of a minimum net worth of at least $1.39 billion;

•	maintenance of a maximum leverage ratio not greater than 3.0 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At December 31, 2007, our net worth was $1.85 billion, and our leverage ratio was 1.66 to 1.0. Our interest coverage ratio for the year ended December 31, 2007 was 12.3 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2007. Some of the amounts included herein are based on management’s estimates and assumption about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments due by Period (Including Interest on Debt)
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands):

Long-term debt and other debt(1)	$1,106,697	$102,898	$316,434	$20,125	$667,240
Operating lease obligations	132,674	17,050	37,321	12,395	65,908
Other obligations and commitments(2)	73,428	11,126	12,626	—	49,676

Total(3)	$1,312,799	$131,074	$366,381	$32,520	$782,824

(1)	Amounts represent total anticipated cash payments on our CODES and 2006 Credit Facility, including a January 2008 $75.0 million prepayment on our 2006 Credit Facility, anticipated interest payments assuming existing debt maturity schedules, and the short-term portion of our debt obligations. Any early settlement of our CODES through redemption or conversion privileges, as defined under the terms of the agreement, or prepayment of our 2006 Credit Facility would reduce anticipated interest payments, change the timing of principal amounts due or could reduce the amount due under the CODES. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations. For a more detailed description of redemption or conversion privileges of the CODES, refer to “NOTE 9 — Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

(2)	Other obligations and commitments include agreements to purchase third-party manufactured products, capital purchase obligations for the construction or purchase of property, plant and equipment, the fair value of liabilities represented by interest rate swaps and other derivative obligations and the liability for income tax associated with uncertain tax positions.

(3)	Total does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheet (except for short-term debt and the current portion of long-term debt) or certain purchase obligations, which are discussed below.

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2007, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above.

In addition to the obligations included above, we have future potential milestone payments payable to third parties as part of our licensing and development programs. Payments under these agreements generally become due and payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones. As the milestone payment obligation under these agreements is uncertain, amounts are not included in the table above and are not reflected as liabilities in our consolidated balance sheet.

We are involved in certain minor joint venture arrangements that are intended to complement our core business and markets. We have the discretion to provide funding on occasion for working capital or capital expenditures. We make an evaluation of additional funding based on an assessment of the venture’s business opportunities. We believe that any possible commitments arising from the current arrangements will not be significant to our financial condition or results of operations.

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

Revenue and Provision for Sales Returns and Allowances

As customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When we recognize revenue from the sale of our products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales, accounts receivable and/or accrued liabilities. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. We use a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

Chargebacks — The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Our chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. We validate the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% - 90% of our chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers and Medicaid rebates based on claims from Medicaid benefit providers.

Volume rebates are generally offered to customers as an incentive to continue to carry our products and to encourage greater product sales. These rebate programs include contracted rebates based on customer’s purchases made during an applicable monthly, quarterly or annual period. The provision for rebates is estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing our provision for rebates. We continually monitor our customer rebate programs to ensure that the liability for accrued rebates is fairly stated.

The provision for Medicaid rebates is based upon historical experience of claims submitted by the various states. We monitor Medicaid legislative changes to determine what impact such legislation may have on our provision for Medicaid rebates. Our accrual of Medicaid rebates is based on historical payment rates and is reviewed on a quarterly basis against actual claim data to ensure the liability is fairly stated.

Returns and Other Allowances — Our provision for returns and other allowances include returns, pricing adjustments, promotional allowances and billback adjustments.

Consistent with industry practice, we maintain a return policy that allows our customers to return product for credit. Our estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in our distribution channel as well as significant market changes which may impact future expected returns, and make adjustments to our current period provision for returns when it appears product returns may differ from our original estimates.

Pricing adjustments, which include shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to our direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with our direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to help evaluate our reserve balances. As pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis, the adequacy of these reserves are readily determinable.

Promotional allowances are credits that are issued in connection with a product launch or as an incentive for customers to begin carrying our product. We establish a reserve for promotional allowances based upon these contractual terms.

Billback adjustments are credits that are issued to certain customers who purchase directly from us as well as indirectly through a wholesaler. These credits are issued in the event there is a difference between the customer’s direct and indirect contract price. The provision for billbacks is estimated based upon historical purchasing patterns of qualified customers who purchase product directly from us and supplement their purchases indirectly through our wholesale customers.

Cash Discounts — Cash discounts are provided to customers that pay within a specific period. The provision for cash discounts are estimated based upon invoice billings, utilizing historical customer payment experience. Our customer’s payment experience is fairly consistent and most customer payments qualify for the cash discount. Accordingly, our reserve for cash discounts is readily determinable.

The estimation process used to determine our SRA provision has been applied on a consistent basis and there have been no significant changes in underlying estimates that have resulted in a material adjustment to our SRA reserves. The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows. For additional information on our reserves for SRA refer to “NOTE 2 — Summary of Significant Accounting Policies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

Investments

We employ a systematic methodology that considers all available evidence in evaluating potential impairment of our investments. In the event that the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. However, when the carrying value of an investment is greater than the realizable value for a six-month period, unless sufficient positive, objective evidence exists to support such an extended period, the decline will be considered other-than-temporary. Any decline in the market prices of our equity investments that are deemed to be other-than-temporary may require us to incur additional impairment charges.

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

Product rights and other definite-lived intangible assets are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows and the carrying value is considered not recoverable, impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in net income in the period that the impairment occurs. When necessary, we perform our projections of discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other definite-lived intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other definite-lived intangible assets which could trigger impairment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently reviewing SFAS 159 and has not yet determined if we will elect to adopt the fair value option of SFAS 159.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R provides updated guidance and makes significant amendments to previous guidance in SFAS 141 and other standards including the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of IPR&D in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently reviewing SFAS 141R and has not yet determined how the adoption of SFAS 141R will impact its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently reviewing SFAS 160 and has not yet determined how the adoption of SFAS 160 will impact its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk). We have not used derivative financial instruments in our investment portfolio.

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and government agency obligations with ratings of A or better, short-term commercial paper and money market funds. Our investments in marketable securities are governed by our investment policy which seeks to preserve the value of our principal, provide liquidity and maximize return on the Company’s investment against minimal interest rate risk. Consequently, our interest rate and principal risk are minimal on our non-equity investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of December 31, 2007, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $52.6 million. Of this amount, we had equity-method investments of $50.3 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $2.0 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at December 31, 2007, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.5 million, $0.8 million and $1.0 million, respectively.

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

Our portfolio of marketable securities include U.S. Treasury and agency securities classified as available-for-sale securities, with no security having a maturity in excess of two years. These securities are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our CODES, our 2006 Credit Facility and our other notes payable approximated their carrying values on December 31, 2007. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

During the year ended December 31, 2007, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed rate debt on a notional amount of $200 million. The interest rate swap instruments involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. These interest swap agreements are set to expire in January 2009. For additional information on our interest rate swap derivatives, refer to “NOTE 2 — Summary of Significant Accounting Policies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

At this time, we have no material foreign exchange or commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements set forth in Item 15 (a) under the caption “Consolidated Financial Statements and Supplementary Data” as a part of this Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15(a)(1) of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2007, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2008 Annual Meeting of Stockholders to be held on May 9, 2008 (our “2008 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee segment of our 2008 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of Watson required under this Item is provided in Part 1 under Item 4 of this report.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2008 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Watson has adopted a Code of Conduct that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is posted on our Internet website at www.watson.com. Any person may request a copy of our Code of Conduct by contacting us at 311 Bonnie Circle, Corona, California, 92880, Attn: Secretary. Any amendments to or waivers from the Code of Conduct will be posted on our website at www.watson.com under the caption “Corporate Governance” within the Investors section of our website.

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2007, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning executive compensation for Watson required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements and Supplementary Data

2. Financial Statement Schedule

Page

Schedule II — Valuation and Qualifying Accounts	F-41

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

Exhibit
No.		Description

2.1		Agreement and Plan of Merger by and among Watson Pharmaceuticals, Inc., Water Delaware, Inc. and Andrx Corporation dated March 12, 2006, is incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 13, 2006.
3.1		Articles of Incorporation of the Company and all amendments thereto are incorporated by reference to Exhibit 3.1 to the Company’s June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to the Company’s June 30, 1996 Form 10-Q.
3.2		The Company’s By-laws, as amended and restated as of July 27, 2001, are incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2001 Form 10-Q.
4.1		Indenture dated March 7, 2003 between the Company and Wells Fargo Bank, National Association as Trustee for the issuance of the Company’s 1.75% Convertible Senior Debentures, is incorporated by reference to Exhibit 4.2 to the Company’s March 31, 2003 Form 10-Q.
*10	.1	1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1995 Form 10-Q.
Plan amendments are incorporated by reference to Exhibit 10.6(a) to the Company’s June 30, 1996 Form 10-Q and by reference to Exhibit 10.6(a) to the Company’s March 31, 1997 Form 10-Q.
*10	.2	Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2005 Form 10-Q.
Second Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2007 Form 10-Q.
* 10.3		Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement in substantially the form filed and incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K with certain of its executive officers, who include Allen Chao, Ph.D., Edward F. Heimers, David A. Buchen, David C. Hsia, Ph.D., Susan Skara, Gordon Munro and R. Todd Joyce. A copy of each of these individual’s Key Employee Agreements will be provided to the Staff upon request.
* 10.4		Key Employment Agreement entered into as of August 15, 2002 by and between Charles Ebert and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2002 Form 10-Q.

Exhibit
No.		Description

* 10.5		Key Employment Agreement entered into as of September 5, 2006 by and between Thomas R. Russillo and the Company is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2006.
* 10.6		Key Employment Agreement entered into as of December 11, 2006 by and between Thomas Giordano and the Company is incorporated by reference to Exhibit 10.6 to the Company’s 2006 Form 10-K.
10.7		Asset Purchase Agreement among the Company, G. D. Searle & Co. and SCS Pharmaceuticals, dated September 30, 1997, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 1997.
10.8		Stock Purchase Agreement among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc. dated August 25, 1997 is incorporated by reference to Exhibit 10.27 to the Company’s 1997 Form 10-K.
Amendment dated November 26, 1997 is incorporated by reference to Exhibit 10.27(a) to the Company’s 1997 Form 10-K.
Second Amendment dated February 27, 1998, is incorporated by reference to Exhibit 10.27(b) to the Company’s 1997 Form 10-K.
+10	.9	Distribution Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated June 24, 1993, as amended June 28, 1994, is incorporated by reference to Exhibit 10.12 to the Company’s 2000 Form 10-K.
+10	.10	Manufacturing & Supply Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmbH dated December 1, 1998, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.13 to the Company’s 2000 Form 10-K.
+10	.11	Trademark Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated August 26, 1993, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.14 to the Company’s 2000 Form 10-K.
10.12		Credit Agreement dated as of May 30, 2003 among the Company, Wachovia Bank N.A., Bank of America, N.A., CIBC World Markets Corp., Lehman Commercial Paper, Inc. and Morgan Stanley Bank, is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2003.
Amendment dated February 10, 2005, is incorporated by reference to Exhibit 10.1 to the Company’s February 10, 2005 Form 8-K.
Second Amendment dated September 8, 2005, is incorporated by reference to Exhibit 10.1 to the Company’s September 8, 2005 Form 8-K.
Third Amendment dated March 6, 2006, is incorporated by reference to Exhibit 10.1 to the Company’s March 7, 2006 Form 8-K.
10.13		Resale Registration Rights Agreement dated as of March 7, 2003 among the Company and Lehman Brothers Inc., Morgan Stanley & Co., Incorporated, CIBC World Markets Corp., Wachovia Securities, Inc., Banc of America Securities LLC, Comerica Securities, Inc. and Wells Fargo Securities, LLC., is incorporated by reference to Exhibit 10.16 to the Company’s March 31, 2003 Form 10-Q.
10.14		Credit Agreement by and among Watson Pharmaceuticals, Inc., Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC, Wells Fargo Bank, National Association, Union Bank of California, N.A. and Sumitomo Mitsui Banking Corporation dated November 3, 2006 is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 6, 2006.
* 10.15		2001 Incentive Award Plan Form of Notice of Grant and Signature Page for an Employee or a Consultant is incorporated by reference to Exhibit 10.15 to the Company’s 2004 Form 10-K.
* 10.16		2001 Incentive Award Plan Form of Notice of Grant and Signature Page for a Director is incorporated by reference to Exhibit 10.16 to Exhibit 10.16 to the Company’s 2004 Form 10-K.
* 10.17		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Restricted Stock Award is incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2005 Form 10-Q.

Exhibit
No.		Description

* 10.18		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Option Grant is incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2005 Form 10-Q.
* 10.19		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Restricted Stock Award is incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2005 Form 10-Q.
* 10.20		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Stock Option Award is incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2005 Form 10-Q.
* 10.21		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Stock Option Award is incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2005 Form 10-Q.
* 10.22		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Award is incorporated by reference to Exhibit 10.22 to the Company’s 2006 Form 10-K.
+10	.23	Distribution Agreement between Amphastar Pharmaceuticals, Inc. and Andrx Pharmaceuticals, Inc. dated as of May 2, 2005, is incorporated by reference to Exhibit 10.102 of Andrx Corporation’s 2006 Form 10-K.
+10	.24	Agreement to License and Purchase by and among Andrx Labs, LLC, Andrx Laboratories, Inc., Andrx Laboratories (NJ), Inc., Andrx EU Ltd. and First Horizon Pharmaceutical Corporation dated as of March 2, 2005, is incorporated by reference to Exhibit 10.100 to Andrx Corporation’s March 31, 2005 Form 10-Q.
+10	.25	Manufacturing and Supply Agreement between Andrx Pharmaceuticals, Inc. and First Horizon Pharmaceutical Corporation dated as of March 28, 2005, is incorporated by reference to Exhibit 10.101 to Andrx Corporation’s March 31, 2005 Form 10-Q.
* 10.26		Second Amendment to Key Employee Agreement with Allen Chao, Ph.D., dated August 1, 2007, is incorporated by reference to Exhibit 10.1 to the Company’s August 1, 2007 Form 8-K.
* 10.27		Key Employee Agreement between Watson Pharmaceuticals, Inc. and Paul M. Bisaro, dated as of August 1, 2007, is incorporated by reference to Exhibit 10.2 to the Company’s August 1, 2007 Form 8-K.
* 10.28		Key Employee Agreement between Watson Pharmaceuticals, Inc. and Mark W. Durand, dated as of November 26, 2007, is incorporated by reference to Exhibit 10.1 to the Company’s November 16, 2007 Form 8-K.
* 10.29		Key Employee Agreement between Anda, Inc. and Al Paonessa III, dated as of August 2, 2007.
* 10.30		Amendment No. 2 to Watson Pharmaceuticals, Inc. Key Employment Agreement entered into as of February 21, 2008 by and between David Hsia, Ph.D. and the Company.
21.1		Subsidiaries of the Company.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan or Agreement

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watson Pharmaceuticals, Inc.
(Registrant)

By:	/s/ PAUL M. BISARO
Paul M. Bisaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul M. Bisaro Paul M. Bisaro	President and Chief Executive Officer	February 25, 2008

/s/ Mark W. Durand Mark W. Durand	Senior Vice President--Chief Financial Officer (Principal Financial Officer)	February 25, 2008

/s/ R. Todd Joyce R. Todd Joyce	Vice President--Corporate Controller and Treasurer (Principal Accounting Officer)	February 25, 2008

/s/ Allen Chao Allen Chao, Ph.D.	Chairman	February 25, 2008

/s/ Michael J. Fedida Michael J. Fedida	Director	February 25, 2008

/s/ Michel J. Feldman Michel J. Feldman	Director	February 25, 2008

/s/ Albert F. Hummel Albert F. Hummel	Director	February 25, 2008

/s/ Catherine M. Klema Catherine M. Klema	Director	February 25, 2008

/s/ Jack Michelson Jack Michelson	Director	February 25, 2008

/s/ Ronald R. Taylor Ronald R. Taylor	Director	February 25, 2008

/s/ Andrew L. Turner Andrew L. Turner	Director	February 25, 2008

/s/ Fred G. Weiss Fred G. Weiss	Director	February 25, 2008

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Watson Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A. Controls and Procedures. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and share-based compensation in 2006.

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

/s/  PricewaterhouseCoopers LLP

Orange County, California
February 21, 2008

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands,
	except par value)

ASSETS
Current Assets:
Cash and cash equivalents	$204,554	$154,171
Marketable securities	11,799	6,649
Accounts receivable, net of allowances for doubtful accounts of $3,794 and $5,914	267,117	384,692
Inventories, net	490,601	517,236
Prepaid expenses and other current assets	86,072	86,115
Deferred tax assets	113,633	112,813

Total current assets	1,173,776	1,261,676
Property and equipment, net	688,185	697,415
Investments and other assets	68,034	76,377
Deferred tax assets	61,886	55,348
Product rights and other intangibles, net	603,697	779,284
Goodwill	876,449	890,477

Total Assets	$3,472,027	$3,760,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$398,154	$516,875
Income taxes payable	—	46,773
Short-term debt and current portion of long-term debt	6,241	107,059
Current deferred tax liabilities	18,778	—
Deferred revenue	21,754	19,222

Total current liabilities	444,927	689,929
Long-term debt	899,408	1,124,145
Deferred revenue	39,535	58,086
Other long-term liabilities	7,333	4,169
Other taxes payable	52,619	—
Deferred tax liabilities	178,740	203,860

Total liabilities	1,622,562	2,080,189

Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value per share; 2,500 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000 shares authorized 113,115 and 111,867 shares issued and 103,658 and 102,467 shares outstanding, respectively	373	369
Additional paid-in capital	968,739	937,308
Retained earnings	1,179,737	1,041,638
Accumulated other comprehensive income	2,392	1,073
Treasury stock, at cost; 9,457 and 9,400 shares held, respectively	(301,776)	(300,000)

Total stockholders’ equity	1,849,465	1,680,388

Total liabilities and stockholders’ equity	$3,472,027	$3,760,577

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net revenues	$2,496,651	$1,979,244	$1,646,203
Cost of sales (excludes amortization, presented below)	1,504,756	1,233,483	852,414

Gross profit	991,895	745,761	793,789

Operating expenses:
Research and development	144,793	131,023	125,263
Selling and marketing	215,434	173,549	162,342
General and administrative	205,717	131,511	98,657
Amortization	176,409	163,710	163,939
In-process research and development	—	497,800	—
Net (gain) loss on asset sales and impairments	(6,118)	70,264	25,076

Total operating expenses	736,235	1,167,857	575,277

Operating income (loss)	255,660	(422,096)	218,512

Other income (expense):
Loss on early extinguishment of debt	(5,553)	(525)	—
Interest income	8,886	28,418	19,321
Interest expense	(44,473)	(22,082)	(14,524)
Other income (expense)	9,764	5,336	(3,375)

Total other (expense) income, net	(31,376)	11,147	1,422

Income (loss) before income taxes	224,284	(410,949)	219,934
Provision for income taxes	83,254	34,056	81,377

Net income (loss)	$141,030	$(445,005)	$138,557

Earnings (loss) per share:
Basic	$1.38	$(4.37)	$1.32

Diluted	$1.27	$(4.37)	$1.22

Weighted average shares outstanding:
Basic	102,273	101,761	104,949

Diluted	117,039	101,761	120,021

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$141,030	$(445,005)	$138,557

Reconciliation to net cash provided by operating activities:
Depreciation	77,150	54,636	42,787
Amortization	176,409	163,710	163,939
Provision for inventory reserve	46,853	29,777	42,192
Restricted stock and stock option compensation	14,244	13,336	2,289
Loss on impairment	4,499	70,264	25,076
Loss on early extinguishment of debt	5,553	525	—
Deferred income tax benefit	(6,250)	(24,688)	(5,168)
Equity in (earnings) losses of joint ventures	(7,512)	(2,066)	2,349
(Gain) loss on sale of securities	(1,999)	(3,695)	401
(Gain) loss on sale of fixed assets	(9,943)	545	2,198
In-process research and development	—	497,800	—
Tax benefits from employee stock plans	1,031	954	3,384
Mark to market on derivative	(219)	(664)	(756)
Other	4,079	(361)	(1,519)
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	120,575	66,172	(82,373)
Inventories	(25,093)	(53,682)	1,045
Prepaid expenses and other current assets	4,290	5,162	(4,120)
Accounts payable and accrued expenses	(117,751)	116,709	18,459
Deferred revenue	(12,324)	582	2,978
Income taxes payable	7,703	(9,094)	(29,062)
Other assets	4,853	(9,552)	2,847

Total adjustments	286,148	916,370	186,946

Net cash provided by operating activities	427,178	471,365	325,503
Cash Flows From Investing Activities:
Additions to property and equipment	(75,049)	(44,431)	(78,833)
Additions to product rights and other intangibles	(821)	(597)	(3,001)
Additions to marketable securities	(7,324)	(6,151)	(4,178)
Additions to long-term investments	(1,127)	(12,684)	(21,905)
Proceeds from sale of property and equipment	14,385	21,555	—
Proceeds from sales of marketable securities	4,113	153,490	220,083
Proceeds from sale of investments	—	4,695	1,398
Proceeds from divestiture of assets	—	14,000	—
Distribution from equity investments	1,531	9,026	2,791
Acquisition of business, net of cash acquired	—	(1,558,322)	—

Net cash (used in) provided by investing activities	(64,292)	(1,419,419)	116,355

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	650,000	—
Proceeds from borrowings on short-term debt	2,645	—	—
Payments to repurchase 1998 Senior Notes, including premium paid	—	(14,585)	—
Repurchase of common stock	(1,776)	—	(300,000)
Principal payments on long-term debt and other long-term liabilities	(329,532)	(8,778)	(1,484)
Proceeds from stock plans	16,160	8,137	28,424

Net cash (used in) provided by financing activities	(312,503)	634,774	(273,060)

Net increase (decrease) in cash and cash equivalents	50,383	(313,280)	168,798
Cash and cash equivalents at beginning of period	154,171	467,451	298,653

Cash and cash equivalents at end of period	$204,554	$154,171	$467,451

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$42,145	$12,623	$12,409

Income taxes, net of refunds	$77,613	$63,768	$112,210

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Unearned	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Shares	Amount	Total
					(In thousands)

BALANCE, January 1, 2005	109,720	$362	$880,202	$—	$1,348,086	$2,040	—	$—	$2,230,690
Comprehensive income:
Net income, as restated	—	—	—	—	138,557	—	—	—	138,557
Unrealized losses on securities, net of tax	—	—	—	—	—	(2,494)	—	—	(2,494)
Reclassification for losses included in net income, net of tax	—	—	—	—	—	(253)	—	—	(253)
Translation adjustment	—	—	—	—	—	(127)	—	—	(127)

Total comprehensive income									135,683
Restricted stock grants	315	1	10,870	(10,871)	—	—	—	—	—
Restricted stock expense	—	—	—	1,545	—	—	—	—	1,545
Common stock issued under employee stock plans	1,170	4	28,419	—	—	—	—	—	28,423
Tax benefits from exercise of options	—	—	3,384	—	—	—	—	—	3,384
Repurchase of common stock	—	—	—	—	—	—	(9,400)	(300,000)	(300,000)
Other	—	—	744	—	—	—	—	—	744

BALANCE, December 31, 2005	111,205	$367	$923,619	$(9,326)	$1,486,643	$(834)	(9,400)	$(300,000)	$2,100,469
Comprehensive loss:
Net loss	—	—	—	—	(445,005)	—	—	—	(445,005)
Unrealized gains on securities, net of tax	—	—	—	—	—	1,522	—	—	1,522
Translation adjustment	—	—	—	—	—	385	—	—	385

Total comprehensive loss									(443,098)
Reclassification	—	—	(9,326)	9,326	—		—	—	—
Stock option and restricted stock expense	—	—	13,336	—	—	—	—	—	13,336
Common stock issued under employee stock plans	662	2	8,135	—	—	—	—	—	8,137
Tax benefits from exercise of options	—	—	954	—	—	—	—	—	954
Other	—	—	590	—	—	—	—	—	590

BALANCE, December 31, 2006 as originally reported	111,867	$369	$937,308	$—	$1,041,638	$1,073	(9,400)	$(300,000)	$1,680,388
Adjustment (Note 10)	—	—	—	—	(2,931)	—	—	—	(2,931)

BALANCE, January 1, 2007	111,867	$369	$937,308	$—	$1,038,707	$1,073	(9,400)	$(300,000)	$1,677,457
Comprehensive income:
Net income	—	—	—	—	141,030	—	—	—	141,030
Unrealized losses on securities, net of tax	—	—	—	—	—	(975)	—	—	(975)
Reclassification for losses included in net income, net of tax	—	—	—	—	—	82	—	—	82
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	—	(970)	—	—	(970)
Translation adjustment	—	—	—	—	—	3,182	—	—	3,182

Total comprehensive income									142,349
Stock option and restricted stock expense	—	—	14,244	—	—	—	—	—	14,244
Common stock issued under employee stock plans	1,248	4	16,156	—	—	—	—	—	16,160
Tax benefits from exercise of options	—	—	1,031	—	—	—	—	—	1,031
Repurchase of common stock	—	—	—	—	—	—	(57)	(1,776)	(1,776)

BALANCE, December 31, 2007	113,115	$373	$968,739	$—	$1,179,737	$2,392	(9,457)	$(301,776)	$1,849,465

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	Description of Business

Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacture, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities predominantly in the United States of America (“U.S.”) and India with our key commercial market being the U.S.

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx Corporation (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion (the “Andrx Acquisition”). The Andrx Acquisition augmented our existing formulation development capability by providing technology for difficult-to-replicate controlled-release pharmaceutical products and selective immediate-release products. As a result of the Andrx Acquisition, Watson now has three operating segments: Generic, Brand and Distribution. Distribution will include results from our distribution business, which consists of our Anda, Anda Pharmaceuticals and Valmed (also known as “VIP”) subsidiaries (collectively “Anda”). For additional information on the Andrx Acquisition, refer to NOTE 4 — Acquisitions.

NOTE 2 —	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to the determination of sales returns and allowances for accounts receivable and accrued liabilities, valuation of inventory balances, the determination of useful lives for intangible assets and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Watson’s actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, our convertible contingent senior debentures (“CODES”), embedded derivatives related to the issuance of the CODES, our interest rate

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

swap derivative and our senior credit facility (“2006 Credit Facility”) entered into on November 3, 2006 in connection with the Andrx Acquisition. The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded are based on quoted market prices. The fair value of investments in privately held companies, or cost-method investments, are based on historical cost, adjusted for any impairment charges. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. The fair value of the CODES is currently trading at $24.0 million less than the carrying value. The fair value of the embedded derivatives related to the CODES is based on a present value technique using discounted expected future cash flows.

Derivative Financial Instruments

During the year ended December 31, 2007, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. The Company’s interest rate swap agreements involve agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The debt and amounts that the Company hedges are determined based on our current business plan, prevailing market conditions and the current shape of the yield curve. The Company’s objective in entering into these interest rate financial instruments is to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. As of December 31, 2007, all of the derivative instruments entered into are designated as hedges of underlying exposures. The Company does not use any of these instruments for trading or speculative purposes.

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

All derivatives are recognized on the balance sheet at their fair value. To date, all derivatives entered into by the Company qualify for and are designated as cash flow hedges. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. There was no net gain or loss recognized in earnings related to our derivative instruments during the year ended December 31, 2007.

At December 31, 2007, the notional amount of interest rate swaps entered into by the Company was $200 million. The fair value of the interest rate swap at December 31, 2007 was a liability of $1.6 million and is presented within other long-term liabilities on the Consolidated Balance Sheets. These interest swap agreements were entered into on September 17, 2007 and expire in January 2009.

The Company’s other derivative financial instruments consist of embedded derivatives related to its CODES. These embedded derivatives include certain conversion features and a contingent interest feature. See NOTE 9 — Long-Term Debt for a more detailed description of these features of the CODES. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at December 31, 2007, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed-rate instrument with similar terms). This embedded derivative is reported on the Company’s Consolidated Balance Sheets at fair

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value and the changes in the fair value of the embedded derivative are reflected as an adjustment to interest expense.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Included in inventory at December 31, 2007 and 2006 is approximately $15.1 and $34.2 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

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

Depreciation expense is computed principally on the straight-line method, over estimated useful lives of the related assets. The following table provides the range of estimated useful lives used for each asset type:

Computer software / hardware	3-7 years
Machinery and equipment	5-18 years
Research and laboratory equipment	5-10 years
Furniture and fixtures	5-10 years
Buildings, improvements, leasehold improvements and other	5-40 years

The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Investments

The Company’s equity investments are accounted for under the equity method when the Company can exert significant influence and ownership does not exceed 50%. Watson accounts for its joint ventures using the equity method. Investments in which the Company owns less than a 20% interest and does not exert significant influence are accounted for using the cost method if the fair value of such investments is not readily determinable.

Marketable Securities

The Company’s marketable securities consist of U.S. Treasury and agency securities and equity securities of publicly-held companies. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value based upon quoted market prices with temporary differences between cost and fair value presented as a separate component of stockholders’ equity, net of any related tax effect.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill, Product Rights and Other Intangible Assets

Watson tests its goodwill and intangible assets with indefinite lives by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. The Company’s reporting units have been identified by Watson as Generic, Brand and Distribution. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount exceeds the fair value of the asset. During the second quarter of 2007, the Company performed this assessment and determined there was no goodwill impairment.

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

Provisions for Sales Returns and Allowances

As customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of its products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales, accounts receivable and/or accrued liabilities. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of our SRA reserves to ensure that our consolidated financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

Chargebacks — The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve vary with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% — 90% of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers and Medicaid rebates based on claims from Medicaid benefit providers.

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

Returns and Other Allowances — Our provision for returns and other allowances include returns, pricing adjustments, promotional allowances and billback adjustments.

Consistent with industry practice, the company maintains a return policy that allows our customers to return product for credit. Our estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in our distribution channel as well as significant market changes which may impact future expected returns, and make adjustments to our current period provision for returns when it appears product returns may differ from our original estimates.

Pricing adjustments, which include shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to our direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with our direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. The Company regularly monitors all price changes to help evaluate our reserve balances. As pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis, the adequacy of these reserves are readily determinable.

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

Cash Discounts — Cash discounts are provided to customers that pay within a specific period. The provision for cash discounts are estimated based upon invoice billings, utilizing historical customer payment experience. Our customer’s payment experience is fairly consistent and most customer payments qualify for the cash discount. Accordingly, our reserve for cash discounts is readily determinable.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. In addition, certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $341.0 million and $344.4 million at December 31, 2007 and 2006, respectively. Accounts payable and accrued liabilities include $46.7 million and $57.2 million at December 31, 2007 and 2006, respectively, for certain rebates and other amounts due to indirect customers. The following table summarizes the activity in the Company’s major categories of SRA (in thousands):

			Returns and Other
	Chargebacks	Rebates	Allowances	Cash Discounts	Total

Balance at December 31, 2004	$129,551	$148,948	$44,483	$10,614	$333,596
Provision related to sales in 2005	935,824	345,870	119,873	59,500	1,461,067
Credits and payments	(925,770)	(366,525)	(119,063)	(58,020)	(1,469,378)

Balance at December 31, 2005	139,605	128,293	45,293	12,094	325,285
Add: Andrx Acquisition	15,911	27,667	8,992	1,601	54,171
Provision related to sales in 2006	1,190,454	421,400	173,209	70,685	1,855,748
Credits and payments	(1,181,490)	(396,822)	(185,005)	(70,308)	(1,833,625)

Balance at December 31, 2006	164,480	180,538	42,489	14,072	401,579
Provision related to sales in 2007	1,234,897	376,498	167,423	68,061	1,846,879
Credits and payments	(1,234,934)	(402,719)	(153,868)	(69,221)	(1,860,742)

Balance at December 31, 2007	$164,443	$154,317	$56,044	$12,912	$387,716

The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Shipping and Handling Costs

The Company records shipping and handling costs in selling and marketing expenses. These expenses were $45.9 million, $20.7 million and $15.8 million in 2007, 2006 and 2005, respectively. Results for 2007 include a full 12 months of Anda activity.

Concentration of Major Customers and Suppliers

For the year ended December 31, 2007, the Company’s three largest customers accounted for 12%, 11%, and 9%, individually, of the Company’s net revenues. For the year ended December 31, 2006, the Company’s three largest customers accounted for 17%, 13%, and 8%, individually, of the Company’s net revenues. For the year ended December 31, 2005, the Company’s three largest customers accounted for 16%, 13% and 10%, individually, of the Company’s net revenues. No other individual customers accounted for more than 10% of net revenues.

The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the U.S. Approximately 64% and 72% of the accounts receivable balance consists of amounts due from the four largest customers at December 31, 2007 and 2006, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Third-party manufactured products accounted for approximately 57%, 58% and 51% of our product net revenues in 2007, 2006 and 2005, respectively. Results for 2007 include a full 12 months of Anda activity.

Research and Development Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs and the costs associated with work performed under collaborative R&D agreements. R&D expenses include direct and allocated expenses. R&D expenses incurred under collaborative agreements were approximately $2.7 million, $6.4 million, and $10.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, (“FIN 48”) which was issued in July 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosures required. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is composed of unrealized gains (losses) on its holdings of publicly traded equity securities, net of realized gains (losses) included in net income, foreign currency translation adjustments and unrealized gains (losses) on cash flow hedges.

Earnings (loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the CODES, and shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The Company is required to add approximately 14.4 million shares associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted EPS for all periods in which the securities were outstanding.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005

EPS — basic
Net income (loss)	$141,030	$(445,005)	$138,557

Basic weighted average common shares outstanding	102,273	101,761	104,949

EPS — basic	$1.38	$(4.37)	$1.32

EPS — assuming dilution
Net income (loss)	$141,030	$(445,005)	$138,557
Add: Interest expense on CODES, net of tax	7,780	—	7,477

Net income (loss), adjusted	$148,810	$(445,005)	$146,034

Basic weighted average common shares outstanding	102,273	101,761	104,949
Effect of dilutive securities:
Conversion of CODES	14,357	—	14,357
Dilutive stock awards	409	—	715

Diluted weighted average common shares outstanding	117,039	101,761	120,021

EPS — diluted	$1.27	$(4.37)	$1.22

Stock awards to purchase 7.6 million, 10.2 million and 6.4 million common shares in 2007, 2006 and 2005, respectively, were outstanding but not included in the computation of diluted EPS as the awards were antidilutive.

Share-based Compensation

Effective January 1, 2006, the Company adopted the modified prospective method of Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values. SFAS 123R eliminates previously available alternatives to account for share-based compensation transactions, as the Company formerly did, using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under the intrinsic value method of APB 25, no stock-based employee compensation expense had been recognized for employee options in the Company’s Consolidated Statements of Operations, as all employee options granted under the Company’s stock option plans or employee stock purchase plan (“ESPP”) either had an exercise price equal to the market value of the underlying common stock on the date of grant or were deemed non-compensatory under APB 25 for common stock issued under the Company’s ESPP. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the share-based compensation impact of FAS 123R.

The Company estimates the fair value of its stock option plans and its ESPP using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term beginning in 2006 was determined based on the weighted average period of time that options granted are

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be outstanding considering current vesting schedules and the historical exercise patterns of existing option plans. Beginning in 2005, the expected volatility assumption used in the Option Model changed from being based on historical volatility to implied volatility based on traded options on the Company’s stock in accordance with guidance provided in SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

Effective January 1, 2006, in accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense beginning January 1, 2006 has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates. Prior to 2006, we accounted for forfeitures as they occurred for the disclosure of pro forma information presented in our Notes to Consolidated Financial Statements for prior periods. Share-based compensation expense recognized under SFAS 123R includes share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R as well as share-based awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The following weighted average assumptions were used for stock options granted during the three years ended December 31,:

	2007	2006	2005

Dividend yield	None	None	None
Expected volatility	28%	26%	23%
Risk-free interest rate	4.33%	4.55%	4.16%
Expected term	6.4 years	5.4 years	5.0 years
Weighted average fair value
per share at grant date	$11.49	$8.71	$9.27

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently reviewing SFAS 159 and has not yet determined if we will elect to adopt the fair value option of SFAS 159.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R provides updated guidance and makes significant amendments to previous guidance in SFAS 141 and other standards including the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently reviewing SFAS 141R and has not yet determined how the adoption of SFAS 141R will impact its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently reviewing SFAS 160 and has not yet determined how the adoption of SFAS 160 will impact its consolidated financial statements.

NOTE 3 —	Share-Based Compensation

As indicated above, effective January 1, 2006, the Company adopted the modified prospective method of SFAS 123R which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values. A summary of the Company’s share-based compensation plans is presented below.

Equity Award Plans

The Company has adopted several equity award plans, all of which have been approved by the Company’s shareholders, that authorize the granting of options, restricted stock and other forms of equity awards of the Company’s common shares subject to certain conditions. At December 31, 2007, the Company had reserved 8.3 million of its common shares for issuance of share-based compensation awards under the Company’s equity award plans.

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

Beginning in 2005, the Compensation Committee of the board of directors of the Company (the “Board”) authorized and issued restricted stock to the Company’s employees, including its executive officers and certain non-employee directors (the “Participants”) under the Company’s equity compensation plans. The restricted stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options that give Participants the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. Restricted stock awards generally have restrictions eliminated over a one to four year period. Restrictions generally lapse for non-employee directors after one year. Restrictions generally lapse for employees over a two to four year period. The fair value of restricted stock grants is based on the fair market value of our common stock on the respective grant

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dates. Restricted stock compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the Participants.

Share-Based Compensation

Following the adoption of SFAS 123R, effective January 1, 2006, the impact of share-based compensation on the Company’s results of operations was as follows (in thousands):

	Year Ended December 31,
	2007	2006

Total share-based compensation expense	$14,307	$12,125
Tax benefit	5,298	4,880

Share-based compensation expense, net of tax	$9,009	$7,245

Share-based compensation capitalized to inventory	$3,375	$2,440

Pro Forma Information for Periods Prior to the Adoption of FAS 123R

Prior to 2006, the Company determined stock-based compensation expense using the intrinsic value method of APB 25 and provided the disclosures required by SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). The following table provides the pro forma effects on net income and earnings per share for 2005 as if the fair value recognition provisions of SFAS 123 had been applied to options and ESPP grants under the Company’s employee compensation plans (in thousands, except per share amounts):

Year Ended
December 31,
2005

Net income	$138,557
Add: Stock-based employee compensation expense included in reported	973
net income, net of related tax effects
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,370)

Pro forma net income	123,160
Add: Interest expense on CODES, net of tax	7,477

Pro forma net income, adjusted	$130,637

EPS:
Basic — as reported	$1.32

Basic — pro forma	$1.17

Diluted — as reported	$1.22

Diluted — pro forma	$1.09

On December 15, 2005 the Compensation Committee of the Board approved the accelerated vesting of certain unvested, out-of-the-money stock options having an exercise price of $38.00 or greater. The acceleration of vesting was effective December 15, 2005, for stock options previously awarded to the Company’s employees, including its executive officers under the Company’s equity compensation plans. In connection with the acceleration of vesting terms of these options, the Company recognized an additional $6.9 million,

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pre-tax non-cash compensation expense on a pro forma basis in accordance with SFAS 123 in the pro forma table above in the year ended December 31, 2005. The acceleration action was taken in order to reduce the impact on future compensation expense of recognizing share-based payment transactions within future periods’ Consolidated Statements of Operations upon adoption of SFAS 123R on January 1, 2006.

NOTE 4 —	Acquisitions

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion. The Andrx Acquisition augmented our existing formulation development capability by providing technology for difficult to replicate controlled-release pharmaceutical products and selective immediate-release products and added the Distribution segment as a third operating segment representing the Anda distribution business. . The Andrx Acquisition was accounted for as a business purchase combination using the purchase method of accounting under the provisions of SFAS 141. Accordingly, the results of Andrx’s operations have been included in the consolidated financial statements beginning November 3, 2006.

Pro Forma Results of Operations.  Unaudited pro forma operating results for the Company, assuming the Andrx Acquisition had occurred as of the beginning of each period presented and excluding any pro forma charges for IPR&D costs, inventory fair value adjustments and Andrx share-based compensation expenses, are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005

Net revenues	$2,743,962	$2,596,068
Net (loss) income	$(13,802)	$145,617
EPS:
Basic	$(0.14)	$1.39
Diluted	$(0.14)	$1.28

The Andrx Acquisition was funded using existing Andrx and Watson cash and cash equivalents, the proceeds from the sale of marketable securities and certain Andrx long-term investments and $650.0 million in borrowings from a new senior credit facility (see NOTE 9 — Long-Term Debt).

Acquisition of Sekhsaria Chemicals Ltd.

On March 16, 2006, the Company acquired Sekhsaria Chemicals Ltd. (“Sekhsaria”), a private company headquartered in Mumbai, India that provides active pharmaceutical ingredient (“API”) and finished dosage formulation expertise to the global pharmaceutical industry. The Company acquired all the outstanding shares of Sekhsaria for approximately $29.5 million plus acquisition costs. The transaction was accounted for as a business purchase combination in accordance with SFAS No. 141. Accordingly, the tangible assets acquired were recorded at fair value on acquisition date based on reasonable assumptions.

The results of operations of Sekhsaria have been included in the Company’s Consolidated Statement of Operations subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Investment in Scinopharm

The Company holds an equity interest in Scinopharm Taiwan Ltd. (“Scinopharm”). In January 2006, the Company made an additional investment in Scinopharm of approximately $12.0 million which increased its

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership share to approximately 31%. For additional information on Scinopharm, refer to NOTE 7 — Investments in Marketable Securities and Other Investments.

Acquisition of Manufacturing Facility in Goa, India

In October 2005, the Company entered into an asset purchase agreement to purchase a manufacturing facility located in Goa, India from Dr. Reddy’s Laboratories, Ltd. for total cash consideration of approximately $16.4 million plus acquisition costs. The transaction included a manufacturing facility, machinery and equipment.

NOTE 5 —	Other Income (Expense)

Other income consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Earnings (loss) on equity method investments	$7,511	$2,066	$(2,347)
Gain (loss) on sale of securities	2,340	3,546	(401)
Other expense	(87)	(276)	(627)

	$9,764	$5,336	$(3,375)

NOTE 6 —	Balance Sheet Components

Selected balance sheet components consisted of the following (in thousands):

	December 31,
	2007	2006

Inventories:
Raw materials	$102,607	$113,603
Work-in-process	45,851	69,621
Finished goods	342,143	334,012

Total inventories	$490,601	$517,236

Property and equipment:
Buildings and improvements	$319,621	$366,687
Furniture and fixtures	28,618	20,389
Leasehold improvements	52,937	38,407
Land and land improvements	25,722	26,771
Machinery and equipment	419,901	427,696
Research and laboratory equipment	63,724	60,332
Construction in progress	105,468	86,754

Total property and equipment, at cost	1,015,991	1,027,036
Less accumulated depreciation	(327,806)	(329,621)

Total property and equipment, net	$688,185	$697,415

Included in property and equipment are assets held for sale having a net book value of $2,000 and $4,300 at December 31, 2007 and 2006, respectively

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006

Accounts payable and accrued expenses:
Trade accounts payable	$158,267	$199,750
Accrued payroll and related benefits	72,711	68,687
Accrued third-party rebates	37,442	54,435
Royalties and sales agent payables	45,626	85,521
Accrued severence, retention and shutdown costs	6,882	27,867
Interest payable	6,353	9,615
Accrued indirect returns	9,222	2,722
Other accrued expenses	61,651	68,278

Total accounts payable and accrued expenses	$398,154	$516,875

NOTE 7 —	Investments in Marketable Securities and Other Investments

	December 31,
	2007	2006
	(In thousands)

Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$6,040	$3,573
U.S. Treasury and agency securities — maturing within two years	3,924	—
Equity securities	1,835	3,076

Total marketable securities	$11,799	$6,649

Investments and other assets:
Investment in equity method investments	$50,305	$46,882
Cost method investments	260	267
Other long-term investments	197	1,550
Other assets	17,272	27,678

Total investments and other assets	$68,034	$76,377

Watson’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s Consolidated Balance Sheets.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the fair value and unrealized gains (losses) related to Watson’s available-for-sale securities (in thousands):

		Gross Unrealized	Gross Unrealized
At December 31, 2007	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale:
U.S. Treasury and agency securities	$9,892	$72	$—	$9,964
Equity securities — current	2,131	—	(296)	1,835

Current	12,023	72	(296)	11,799
Equity securities — non-current	100	97	—	197

Total	$12,123	$169	$(296)	$11,996

		Gross Unrealized	Gross Unrealized
At December 31, 2006	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale:
Equity securities — current
U.S. Treasury and agency securities	$6,661	$—	$(12)	$6,649
Equity securities — non-current	232	1,318	—	1,550

Total	$6,893	$1,318	$(12)	$8,199

Current Investments

Beginning in 2004, the Company has invested in U.S. Treasury and agency securities. These investments are included in marketable securities on the Company’s Consolidated Balance Sheets at December 31, 2007 and 2006. Included in marketable securities at December 31, 2007 are the Company’s investment in the common stock of inVentiv Health, Inc. Current investments are classified as available-for-sale and are recorded at fair value based on the quoted market prices.

Non-current Investments

The Company’s investments in the common stock of NovaDel Pharma, Inc. and Amarin Corporation plc (“Amarin”) are classified as other long-term investments and are included in investments and other assets on the Company’s Consolidated Balance Sheets at December 31, 2007 and 2006. During the year ended December 31, 2007, the Company recorded an other-than-temporary impairmen of $0.1 million of its investment in common stock in Amarin.

Investment in Equity Method Investments

The Company’s investments in equity method investments consist primarily of its investments in Scinopharm and joint venture Somerset Pharmaceuticals, Inc (“Somerset”).

In 2004, the Company made a $15.3 million investment in Scinopharm, a private company that specializes in process R&D and the production of API. During the fourth quarter of 2005 the Company made an additional $19.4 million investment in the common shares of Scinopharm which increased its ownership percentage to approximately 24%. Accordingly, the Company accounts for its investment in Scinopharm under the equity method. In January 2006, the Company made an additional investment in Scinopharm of

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $12.0 million which increased its ownership share to approximately 31%. An option to acquire an additional 44% interest in Scinopharm expired unexercised in October 2007.

Somerset, a joint venture in which Watson and Mylan Inc. both hold a fifty percent interest, manufactures and markets the product Eldepryl®, which is used in the treatment of Parkinson’s disease and is also engaged in the development of alternative indications for selegeline (the active compound in Eldepryl®). Somerset obtained an approvable letter in February 2004 for its New Drug Application for EmSamtm, a selegeline patch for the treatment of depression. In December 2004, Bristol-Myers Squibb Company (“BMS”) and Somerset entered into an agreement for the commercialization and distribution of EmSamtm. On February 28, 2006, the FDA granted Somerset final approval for Emsam®. Somerset has received an upfront payment and a milestone payment upon launch and may receive further milestone payments upon achievement of certain sales levels, as well as the reimbursement of certain development costs incurred over the term of the agreement. BMS receives exclusive distribution rights to commercialize EmSamtm in the U.S. and Canada. Somerset will supply EmSamtm to BMS and receive royalties on product sales. The Somerset joint venture results reported by Watson consist of 50% of Somerset’s earnings and management fees.

The Company recorded net earnings from equity method investments of $7.5 million in 2007, $2.1 million in 2006 and losses of $2.3 million in 2005, respectively.

The Company is not required to provide ongoing investments or additional funding to its joint ventures.

Cost-Method Investments

The Company’s cost-method investments consist primarily of investments in common shares of a number of private and public companies where our ownership interest is under 20%.

Other Assets

Other assets include security and equipment deposits and deferred financing fees, net of amortization.

NOTE 8 —	Goodwill, Product Rights and Other Intangibles

Goodwill for the Company’s reporting units consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Brand segment	$356,998	$368,105
Generic segment	433,451	433,774
Distribution segment	86,000	88,598

Total goodwill	$876,449	$890,477

The $14.0 million decrease in goodwill during 2007 primarily relates to an adjustment to acquired income tax contingencies.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets, where applicable, consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Intangibles with definite lives
Product rights and other related intangibles	$1,283,720	$1,282,899
Core technology	52,500	52,500
Customer relationships	49,100	49,100

	1,385,320	1,384,499
Less accumulated amortization	(857,823)	(681,415)

	527,497	703,084
Intangibles with indefinite lives
Trade Name	76,200	76,200

Total product rights and related intangibles, net	$603,697	$779,284

Watson reevaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the quarter ended June 30, 2006, revisions to the Company’s long range product sales forecast were deemed necessary as a result of a detailed analysis of prescription trends and a review of sales and inventory data provided by the Company’s largest customers. As a result of these downward revisions to our long range product sales forecast, the Company conducted a product right impairment review. Results of the Company’s impairment review indicated future undiscounted cash flows for four product rights were less than their respective carrying values. An analysis was undertaken to determine the fair values for the four product rights and an impairment of approximately $67.0 million was recognized predominantly relating to Alora® (purchased in 1999) and Actigall® (purchased in 2002).

The Company continually evaluates the appropriateness of useful lives assigned to long-lived assets, including product rights. Watson’s product rights and related intangible assets include the intangible asset related to the Company’s Ferrlecit® product. Regulatory exclusivity on Ferrlecit® expired in August, 2004. Accordingly, in 2005, the Company modified the long range cash flow forecast from the Ferrlecit® product rights to reflect updated expectations and changes in events and circumstances, including its pending Citizen Petitions. In consideration of these modified forecasts, the Company accelerated the amortization of Ferrlecit® product rights beginning in the first quarter of 2005. Ferrlecit® product rights have been fully amortized as of December 2007.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $80.8 million in 2008, $70.5 million in 2009, $62.0 in 2010, $53.9 million in 2011 and $48.1 million in 2012. The Company’s current product rights and related intangibles have a weighted average remaining useful life of approximately nine years.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2007	2006
	(In thousands)

2006 Credit Facility, due 2011, bearing interest at LIBOR plus 0.75%	$325,000	$650,000
CODES, face amount of $575 million, due 2023, net of unamortized discount	574,402	574,125
Other notes payable	6,247	7,079

	905,649	1,231,204
Less: Current portion	6,241	107,059

Total long-term debt	$899,408	$1,124,145

2006 Credit Facility

In November 2006, the Company entered into the 2006 Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks. The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”). The 2006 Credit Facility was entered into in connection with the Andrx Acquisition.

The 2006 Credit Facility has a five year term and bears interest equal to LIBOR plus 0.75% (subject to certain adjustments). The indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries. The remainder under the Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. Indebtedness under the 2006 Credit Facility may be prepayable, and commitments reduced at the election of Watson without premium (subject to certain conditions).

During the year ended December 31, 2007, the Company made prepayments of the 2006 Credit Facility totalling $325.0 million. As a result of these prepayments, the Company’s results for the year ended December 31, 2007 reflect a $5.6 million non-cash charge for debt repurchases. As of December 31, 2007, the Company had not drawn any funds from the Revolving Facility and $325.0 million was outstanding on the Term Facility. In January 2008, the Company prepaid an additional $75.0 million of debt outstanding on the 2006 Credit Facility. There are no scheduled debt payments required in 2008.

Under the terms of the 2006 Credit Facility, each of the Company’s subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. The Company is subject to, and, as of December 31, 2007, was in compliance with, financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:

•	maintenance of a minimum net worth of at least $1.39 billion;

•	maintenance of a maximum leverage ratio not greater than 3.0 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At December 31, 2007, the Company’s net worth was $1.85 billion, and its leverage ratio was 1.66 to 1.0. The Company’s interest coverage ratio for the year ended December 31, 2007 was 12.3 to 1.0.

Under the 2006 Credit Facility, interest coverage ratio, with respect to any financial covenant period, is defined as the ratio of EBITDA for such period to interest expense for such period. The leverage ratio, for any

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial covenant period, is defined as the ratio of the outstanding principal amount of funded debt for the borrower and its subsidiaries at the end of such period, to EBITDA for such period. EBITDA under the 2006 Credit Facility, for any covenant period, is defined as net income plus (1) depreciation and amortization, (2) interest expense, (3) provision for income taxes, (4) extraordinary or unusual losses, (5) non-cash portion of nonrecurring losses and charges, (6) other non-operating, non-cash losses, (7) minority interest expense in respect of equity holdings in affiliates, (8) non-cash expenses relating to stock-based compensation expense and (9) any one-time charges related to the Andrx Acquisition; minus (1) extraordinary gains, (2) interest income and (3) other non-operating, non-cash income.

CODES

In March 2003, the Company issued $575.0 million of CODES. The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%, excluding changes in the fair value of the contingent interest derivative. At December 31, 2007 and 2006, the unamortized discount for the CODES was $0.6 million and $0.9 million, respectively.

The CODES are convertible into Watson’s common stock at a conversion price of approximately $40.05 per share (subject to adjustments upon certain events such as (i) stock splits or dividends, (ii) material stock distributions or reclassifications, (iii) distribution of stock purchase rights at less than current market rates or (iv) a distribution of assets or common stock to our shareholders or subsidiaries). The CODES may be converted, at the option of the holders, prior to maturity under any of the following circumstances:

•	during any quarterly conversion period (period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day in the immediately following fiscal quarter) if the closing sale price per share of Watson’s common stock for a period of at least 20 trading days during the 30 consecutive trading-day period ending on the first day of such conversion period is more than 125% ($50.06) of the conversion price in effect on that thirtieth day;

•	on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2007;

•	during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2007;

•	if the CODES have been called for redemption; or

•	upon the occurrence of specified corporate transactions.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of the CODES plus any accrued and unpaid interest (including contingent interest) to, but excluding, the date of repurchase.

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES. The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum. This contingent interest payment feature is an embedded derivative and has been bifurcated and recorded separately in the Consolidated Balance Sheets in other long-term liabilities. The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES. Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense. The current value of the embedded derivative was $0.05 million and $0.3 million at December 31, 2007 and 2006, respectively.

2003 Credit Facility

In May 2003, the Company entered into an agreement with a syndicate of lenders for a five-year, $300 million senior, unsecured revolving credit facility (the “2003 Credit Facility”) for working capital and other general corporate purposes. On September 8, 2005, the Company entered into a Second Amendment to the 2003 Credit Facility on substantially the same terms and conditions except the fee structure was reduced and certain defined terms were added or amended. On March 6, 2006, the Company entered into a Third Amendment to the 2003 Credit Facility which, among other things, permits the Company to repurchase up to $300.0 million of its common stock. On November 3, 2006, in connection with entering into a new credit facility (see discussion above), the Company terminated the 2003 Credit Facility.

Annual Debt Maturities

At December 31, 2007, annual maturities of long-term debt were as follows: $81.3 million in 2008, $0.0 million in 2009, $0.0 million in 2010, $250.0 million in 2011, $0.0 million in 2012 and $575.0 million thereafter. In January 2008, the Company prepaid an additional $75.0 million of debt outstanding on the 2006 Credit Facility. Amounts represent total anticipated cash payments on our CODES and 2006 Credit Facility assuming existing debt maturity schedules, a January 2008 $75.0 million prepayment on the 2006 Credit Facility and the anticipated timing of payment of the short-term portion of our debt obligations. Any early settlement of our CODES through redemption or conversion privileges, as defined under the terms of the agreement, or additional prepayment of our 2006 Credit Facility would change the timing of principal amounts due or could reduce the total amount due under the CODES.

Interest Rate Swaps

During the quarter ended December 31, 2007, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $200.0 million. The interest rate swap instruments involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. These interest swap agreements were entered into on September 17, 2007 and expire in January 2009. For additional information on our interest rate swap derivatives, refer to NOTE 2 — Summary of Significant Accounting Policies.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	Income Taxes

The Company’s income before provision for income taxes was generated from U.S. and international operations as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Earnings (loss) before income taxes:
U.S.	$216,824	$(417,145)	$211,144
Foreign	7,460	6,196	8,790

Earnings (loss) before income taxes	$224,284	$(410,949)	$219,934

The Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Current provision:
Federal	$79,270	$53,315	$76,235
State	9,994	3,853	7,500
Foreign	240	1,576	2,810

Total current provision	89,504	58,744	86,545

Deferred (benefit) provision:
Federal	(7,519)	(25,492)	(4,842)
State	(644)	1,946	(326)
Foreign	1,913	(1,142)	—

Total deferred benefit	(6,250)	(24,688)	(5,168)

Total provision for income taxes	$83,254	$34,056	$81,377

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $1.0 million, $0.9 million, and $3.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2007	2006	2005

Federal income tax at statutory rates	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	3.0%	0.9%	2.9%
IPR&D	—	42.4%	—
Charitable contributions	(1.2)%	(0.4)%	(1.6)%
Valuation allowance	2.0%	1.6%	1.0%
Favorable tax authorities outcome	—	(1.3)%	—
Other	(1.7)%	0.1%	(0.3)%

Effective income tax rate	37.1%	8.3%	37.0%

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax bases of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2007	2006
	(In thousands)

Benefits from net operating loss carryforwards	$6,475	$13,488
Benefits from charitable contribution carryforwards	—	10,808
Benefits from tax credit carryforwards	3,481	10,769
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	105,347	127,352
Property, equipment and intangible assets	(119,109)	(169,327)
Deferred Revenue	20,474	12,824
Convertible Debt	(54,286)	(42,054)
Share-based compensation	4,479	3,189
Other	23,633	9,201

Total deferred tax liability, gross	(9,507)	(23,750)
Less valuation allowance	(12,493)	(11,949)

Total deferred tax liability, net	$(21,999)	$(35,699)

The Company had net operating loss (“NOL”) carryforwards at December 31, 2007 of approximately $14.0 million for foreign tax purposes and approximately $378.0 million for state income tax purposes. A valuation allowance has been established due to the uncertainty of realizing certain NOL carryforwards. Additionally, due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carryforwards available to offset future taxable income is subject to limitation. The NOL and credit carryforwards will begin to expire in 2008 if not utilized.

Deferred income taxes have not been provided on the undistributed earnings of certain of the Company’s foreign subsidiaries of approximately $12.0 million and $11.1 million as of December 31, 2007 and 2006, respectively. These amounts have been indefinitely reinvested. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of FIN 48

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

As of the adoption date, the liability for income tax associated with uncertain tax positions was $69.2 million. This amount is reduced for timing differences and amounts primarily arising from business combinations which, if recognized, would be recorded to goodwill. As of the adoption date, the net amount of $32.5 million, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$69,220
Additions based on tax positions related to the current period	6,636
Additions for tax positions of prior periods	34,316
Reductions for tax positions of prior periods	(33,046)
Settlements	(5,945)

Balance at December 31, 2007	$71,181

As of December 31, 2007, the net amount of uncertain tax positions is $42.5 million, which if recognized, would favorably affect the Company’s effective tax rate. The difference primarily relates to timing differences and amounts arising from business combinations which if recognized would be recorded to goodwill.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. At adoption, the Company had accrued $6.5 million of interest and penalties (net of tax benefit of $3.0 million) related to uncertain tax positions and, as of December 31, 2007, the Company had accrued $6.2 million of interest and penalties (net of tax benefit of $3.6 million) related to uncertain tax positions.

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

The Company anticipates that the total amount of liability for unrecognized tax benefits may change due to the settlement of audits, the quantification of which is uncertain at this time.

NOTE 11 —	Stockholders’ Equity

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP

An ESPP was established for eligible employees to purchase shares of the Company’s common stock at 85% of the lower of the fair market value of Watson common stock on the effective date of subscription or the date of purchase. Under the ESPP, employees can authorize the Company to withhold up to 15% of their compensation during any offering period for common stock purchases, subject to certain limitations. The ESPP was implemented on January 1, 2002 and qualified under Section 423 of the Internal Revenue Code. The Board authorized an aggregate of 700,000 shares of the Company’s common stock for issuance under the ESPP. As of December 31, 2007, a total of 561,559 shares were issued under the plan. On June 29, 2005 the Compensation Committee of the Board terminated the ESPP effective January 1, 2006.

Stock option plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders that authorize the granting of options to purchase the Company’s common shares subject to certain conditions. At December 31, 2007, the Company had reserved 8.3 million of its common shares for issuance upon exercise of options granted or to be granted under these plans and for restricted stock grants (see discussion below). The options are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option plans consisted of the following (options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding, December 31, 2004	12,087	$36.05
Granted	1,073	32.54
Exercised	(1,007)	24.29
Cancelled	(959)	36.17

Outstanding, December 31, 2005	11,194	36.76
Granted	883	26.42
Exercised	(313)	18.73
Cancelled	(779)	37.60

Outstanding, December 31, 2006	10,985	36.39
Granted	596	30.60
Exercised	(616)	26.25
Cancelled	(1,146)	36.81

Outstanding, December 31, 2007	9,819	$36.62	5.1	$1,788

Vested and expected to vest at December 31, 2007	9,152	$37.16	4.8	$1,544

Options exercisable at December 31, 2007	7,687	$38.68	4.2	$1,044

As of December 31, 2007, the Company had $7.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.8 years. Total intrinsic value of options exercised for the year ended December 31, 2007 and 2006 was $3.0 million and $2.3 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007 (options in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
		Remaining	Weighted Average		Average
Range of Exercise Prices	Options	Life in Years	Exercise Price	Options	Exercise Price

$16.20 to $28.15	2,987	5.9	$26.92	2,066	$27.12
$28.25 to $35.88	2,496	6.6	$31.58	1,301	$31.94
$35.99 to $46.51	2,597	4.0	$41.05	2,581	$41.07
$46.88 to $69.33	1,739	3.1	$53.90	1,739	$53.90

Total	9,819	5.1	$36.62	7,687	$38.68

Restricted Stock Plan

Beginning in 2005, the Compensation Committee of the Board authorized and issued restricted stock to the Company’s Participants under the Company’s equity compensation plans. The restricted stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options that give Participants the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. Watson’s restricted stock awards generally have

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictions eliminated over a one to four year period. Restrictions generally lapse for non-employee directors after one year. Restrictions generally lapse for employees over a two to four year period. The fair value of restricted stock grants is based on the fair market value of our common stock on the respective grant dates. Restricted stock compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the Participants.

A summary of the changes in restricted stock grants during the year ended December 31, 2007 is presented below (shares and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value

Restricted shares outstanding at December 31, 2006	569	$30.26	1.9	$17,211
Granted	717	31.94		22,903
Vested	(164)	34.19		(5,585)
Cancelled	(86)	31.50		(2,719)

Restricted shares outstanding at December 31, 2007	1,036	$30.70	2.0	$31,810

As of December 31, 2007, the Company had $15.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.0 years.

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

During 2007, we repurchased approximately 57,000 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $1.8 million.

NOTE 12 —	Operating Segments

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment operating results are included in Watson results since the date of the Andrx Acquisition and exclude sales by Anda of Watson Generic and Brand products, which are included in their respective segment results.

The accounting policies of the operating segments are the same as those described in NOTE 2 — Summary of Significant Accounting Policies. Prior to 2006 the “other” classification consisted primarily of commission revenue, royalties and revenues from research, development and licensing fees. Beginning in 2006, the “other” classification also includes co-promotion revenue and revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply products to third parties as a result of the Andrx Acquisition.

Segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments consisted of the following:

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)

Generic Segment

Product sales	$1,408,885	$1,501,251	$1,242,584

Other	92,991	15,725	4,357

Net revenues	1,501,876	1,516,976	1,246,941

Cost of revenue	917,863	1,059,234	760,845

Gross profit	584,013	457,742	486,096

Gross margin	38.9%	30.2%	39.0%

Research and development	102,426	83,551	80,879

Selling and marketing	55,350	52,882	48,914

Generic Contribution	$426,237	$321,309	$356,303

Contribution margin	28.4%	21.2%	28.6%

Brand Segment

Product sales	$375,202	$354,070	$389,545

Other	53,520	15,402	9,717

Net revenues	428,722	369,472	399,262

Cost of revenue	99,913	92,184	91,569

Gross profit	328,809	277,288	307,693

Gross margin	76.7%	75.0%	77.1%

Research and development	42,367	47,472	44,384

Selling and marketing	108,061	112,258	113,428

Brand Contribution	$178,381	$117,558	$149,881

Contribution margin	41.6%	31.8%	37.5%

Distribution Segment

Product sales	$566,053	$92,796

Other	—	—

Net revenues	566,053	92,796

Cost of revenue	486,980	82,065

Gross profit	79,073	10,731

Gross margin	14.0%	11.6%

Research and development	—	—

Selling and marketing	52,023	8,409

Distribution Contribution	$27,050	$2,322

Contribution margin	4.8%	2.5%

Total Segment Contribution	$631,668	$441,189	$506,184

Corporate general and administrative	205,717	131,511	98,657

Amortization	176,409	163,710	163,939

In-process research and development	—	497,800	—

Net (gain) loss on asset sales and impairments	(6,118)	70,264	25,076

Operating income (loss)	$255,660	$(422,096)	$218,512

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net product sales are represented by the sale of products in the following therapeutic categories for the years ended December 31,:

	2007	2006	2005
	(In thousands)

Central nervous system	$772,064	$705,787	$553,023
Hormones and synthetic substitutes	551,175	459,415	471,078
Cardiovascular	312,921	218,205	134,538
Nephrology	170,719	173,783	184,033
Other	543,261	298,131	289,457

	$2,350,140	$1,855,321	$1,632,129

NOTE 13 —	Commitments and Contingencies

Facility and Equipment Leases

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2007, 2006 and 2005 was $18.1 million, $11.5 million and $10.6 million, respectively.

At December 31, 2007, future minimum lease payments under all non-cancelable operating leases are approximately $17.0 million in 2008, $15.2 million in 2009, $11.9 million in 2010, $10.2 million in 2011 $6.5 million in 2012 and $71.8 million thereafter.

Employee Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all U.S. based employees. The Company contributes to the plans based upon the employee contributions. Watson’s contributions to these retirement plans were $8.6 million, $6.9 million and $6.3 million in the years ended December 31, 2007, 2006 and 2005, respectively. The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

Legal Matters

Watson and its affiliates are involved in various disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s regular practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when payment is probable.

Cipro® Litigation.  Beginning in July 2000, a number of suits were filed against Watson, Rugby and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. As of February 20, 2008, approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York ( In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383 ). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. Both of the appeals remain pending. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in New York have dismissed the actions. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In Wisconsin, the plaintiffs appealed and on May 9, 2006, the appellate court reversed the order of dismissal. On June 8, 2006, the defendants filed a petition for review in the Wisconsin Supreme Court. On July 13, 2007, the Wisconsin Supreme Court affirmed the decision of the appellate court, and remanded the case for further proceedings. On October 25, 2007, the circuit court stayed the matter pending the outcome of the appeals in the consolidated action. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego ( In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220 ), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On April 13, 2005, the Superior Court granted the parties’ joint application to stay the California case pending the outcome of the appeal of the consolidated case. In August 2007 the plaintiffs moved to lift the stay. The court denied the motion to lift the stay, but agreed to consider the matter again at a status conference to be scheduled in early 2008. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided into two groups. The Company and its named subsidiaries are contained in a large group of defendants that is currently awaiting a ruling on the plaintiffs’ request for certification of classes of plaintiffs to maintain a class action against the drug company defendants. Certain other defendants, referred to as the “Track One” defendants, have proceeded on a more expedited basis. Classes were certified against these defendants, a trial has been completed with respect to some of the claims against this group of defendants, the presiding judge has issued a ruling granting judgment to the plaintiffs, that judgment is being appealed, and many of the claims have been settled.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by the Attorneys General of numerous states, including Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Idaho, South Carolina, Hawaii, Utah, and Iowa. State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; and State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461.

These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported Average Wholesale Price or Wholesale Acquisition Cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Most of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. The case brought on behalf of the Commonwealth of Massachusetts has passed its factual discovery deadline as to the Company and is currently involved in Court-ordered mediation. The case brought on behalf of Alabama is approaching trial as to some other defendants; the case brought on behalf of Kentucky has a scheduled discovery deadline of May 15, 2008. Several of the cases have trials scheduled before the end of 2008, although it is not clear which defendants those trials will involve.

The City of New York filed an action in the United States District Court for the Southern District of New York on August 4, 2004, against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and was consolidated with several similar cases filed by individual New York counties. A corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint included as plaintiffs the City of New York and 30 New York counties. Since the filing of the Consolidated Complaint, cases brought by a total of 14 additional New York counties have been transferred to the District of Massachusetts. In February 2007, three of the New York counties’ cases were sent back to New York state court (Erie, Oswego and Schenectady counties). On April 5, 2007, an additional action raising similar allegations was filed by Orange County, New York (County of Orange v. Abbott Laboratories, Inc., et al., United States District Court for the Southern District of New York, Case No. 07-CV-2777). The Company is therefore named as a defendant by the City of New York and 41 New York counties, consolidated in the District of Massachusetts case, as well as by four additional New York counties, with these cases pending in New York state court. Many of the state and county cases are included in consolidated or single-case mediation proceedings, and the Company is participating in these proceedings.

Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, January 2005, January 2006, January 2007 and January-February 2008, respectively, the first, second, third, fourth, fifth and sixth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 9, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. From February 20, 2007 through March 9, 2007, the FDA conducted another inspection of the facility. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection. In April 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations. The FDA conducted another inspection of the facility from October 18, 2007 through October 26, 2007. At the conclusion of the inspection, the FDA issued a Form 483 listing two observations made during the pre-approval portion of the inspection related to two pending abbreviated new drug applications. No formal observations were made concerning the Company’s compliance with cGMP. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and/or cash flows.

Securities Litigation Against Andrx Corporation.  On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of the Andrx’s common stock during the class period (March 9, 2005 through September 5, 2005) in the U.S. District Court for the Southern District of Florida against Andrx Corporation and its then Chief Executive Officer, Thomas Rice (Jerry Lowry v. Andrx Corporation, et al., Case No. 05-61640). The complaint seeks damages under the Securities Exchange Act of 1934, and alleges that during the class period, Andrx failed to disclose that its manufacturing facilities were not in compliance with cGMP. The complaint further alleges that Andrx’s failure to be cGMP compliant led to the FDA placing Andrx on Official Action Indicated status, which resulted in not being eligible for approvals of Andrx’s Abbreviated New Drug Applications. On July 24, 2006, the defendants moved to dismiss the action. On December 8, 2006, the court granted in part and denied in part the defendants’ motion to dismiss. On April 18, 2007, plaintiffs filed a motion seeking class certification. On December 17, 2007, the parties entered into an agreement settling all outstanding claims, subject to obtaining the court’s approval of the settlement. On January 8, 2008, the court entered an order preliminary approving the settlement, and set a hearing for March 19, 2008 to rule on final approval of the settlement. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of Andrx’s sale of its generic version of Naprelan® (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 058-60158). In February 2005, Andrx filed its answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent. This matter has been stayed pending resolution of the infringement action. Andrx has sold and is continuing to sell its generic version of the 500mg strength of Naprelan® . Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Federal Trade Commission Investigations.  The Company has received Civil Investigative Demands or requests for information from the Federal Trade Commission seeking information and documents related to the terms on which the Company has settled lawsuits initiated by patentees under the Hatch-Waxman Act. These investigations relate to the Company’s August 2006 settlement with Cephalon related to the Company’s generic version of Provigil® (modafinil) and its September 2006 settlement with Unimed and Laboratories Besins related to the Company’s generic version of AndroGel® (testosterone gel). Additionally, the Company has received a request for information related to the Company’s April 2007 agreement with Sandoz related to the Company’s forfeiture of its entitlement to 180 days of marketing exclusivity for its 50 milligram dosage strength of its generic version of Toprol XL® (metoprolol xl). The Company believes these agreements comply with applicable laws and rules. However, if the Federal Trade Commission concludes that any of these agreements violate applicable antitrust laws or rules, it could initiate legal action against the Company. These actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Hormone Replacement Therapy Litigation.  Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries,

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including ovarian cancer, breast cancer and blood clots. Approximately 80 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 127 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas ( In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Watson and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation, and other litigation matters that arise from time to time.

The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.

NOTE 14 —	Events Subsequent to December 31, 2007

On January 7, 2008, the Company prepaid an additional $75.0 million outstanding under the 2006 Credit Facility. As of February 25, 2008, $250.0 million was outstanding under the 2006 Credit Facility.

In February 2008, the Company approved and announced plans to close its manufacturing facility in Carmel, NY and its distribution center in Brewster, NY. While the final closing date for these facilities will depend on a number of factors, we anticipate these facilities will be closed by 2010.

The Company expects to incur pre-tax costs associated with the planned closures of approximately $60.0 to $70.0 million which includes the following:

•	accelerated depreciation expense of $25.0 to $30.0 million;

•	severance, retention, relocation and other employee related costs of approximately $25.0 to $30.0 million; and

•	product transfer costs of approximately $8.0 to $12.0 million.

The Company estimates that the majority of these costs will be incurred in 2008 and 2009.

Schedule II
Watson Pharmaceuticals, Inc.

Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006 and 2005

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Deductions/		End of
	Period	Expenses	Write-Offs	Other*	Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2007	$5,914	$87	$(2,207)	—	$3,794
Year ended December 31, 2006	950	659	(665)	4,970	5,914
Year ended December 31, 2005	1,139	(101)	(88)	—	950
Inventory reserves:
Year ended December 31, 2007	58,268	46,853	(57,396)	—	47,725
Year ended December 31, 2006	28,905	29,777	(36,226)	35,812	58,268
Year ended December 31, 2005	34,724	42,192	(48,011)	—	28,905
Tax valuation allowance:
Year ended December 31, 2007	11,949	544	—	—	12,493
Year ended December 31, 2006	5,265	6,684	—	—	11,949
Year ended December 31, 2005	3,174	2,091	—	—	5,265

*	Represents opening balances of businesses acquired in the period.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below:

	For Three Month Periods Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2007	2007	2007	2007
	(In thousands, except per share data)

Net revenues	$627,335	$594,706	$603,005	$671,605
Cost of sales	373,178	346,420	360,438	424,720

Gross profit	254,157	248,286	242,567	246,885
Operating expenses	188,267	186,189	176,820	184,959
Provision for income taxes	21,415	20,779	21,019	20,041
Net income	$38,403	$34,606	$36,409	$31,612

Basic earnings per share	$0.37	$0.34	$0.36	$0.31

Diluted earnings per share	$0.34	$0.31	$0.33	$0.29

Market price per share:
High	$32.53	$33.91	$33.28	$29.43

Low	$26.90	$28.77	$26.16	$25.02

	For Three Month Periods Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2006	2006	2006	2006

Net revenues	$621,162	$440,493	$510,356	$407,233
Cost of sales	409,973	257,896	330,860	234,754

Gross profit	211,189	182,597	179,496	172,479
Operating expenses	686,883	133,306	209,981	137,687
Provision (benefit) for income taxes	7,759	20,460	(9,527)	15,364
Net (loss) income	$(488,961)	$34,393	$(15,611)	$25,174

Basic (loss) earnings per share	$(4.80)	$0.34	$(0.15)	$0.25

Diluted (loss) earnings per share	$(4.80)	$0.31	$(0.15)	$0.23

Market price per share:
High	$27.33	$27.17	$30.48	$35.27

Low	$24.31	$21.35	$22.86	$27.90

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Merger by and among Watson Pharmaceuticals, Inc., Water Delaware, Inc. and Andrx Corporation dated March 12, 2006, is incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on March 13, 2006.
3.1		Articles of Incorporation of the Company and all amendments thereto are incorporated by reference to Exhibit 3.1 to the Company’s June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to the Company’s June 30, 1996 Form 10-Q.
3.2		The Company’s By-laws, as amended and restated as of July 27, 2001, are incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2001 Form 10-Q.
4.1		Indenture dated March 7, 2003 between the Company and Wells Fargo Bank, National Association as Trustee for the issuance of the Company’s 1.75% Convertible Senior Debentures, is incorporated by reference to Exhibit 4.2 to the Company’s March 31, 2003 Form 10-Q.
*10	.1	1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1995 Form 10-Q.
Plan amendments are incorporated by reference to Exhibit 10.6(a) to the Company’s June 30, 1996 Form 10-Q and by reference to Exhibit 10.6(a) to the Company’s March 31, 1997 Form 10-Q.
*10	.2	Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2005 Form 10-Q.
Second Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2007 Form 10-Q.
* 10.3		Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement in substantially the form filed and incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K with certain of its executive officers, who include Allen Chao, Ph.D., Edward F. Heimers, David A. Buchen, David C. Hsia, Ph.D., Susan Skara, Gordon Munro and R. Todd Joyce. A copy of each of these individual’s Key Employee Agreements will be provided to the Staff upon request.
* 10.4		Key Employment Agreement entered into as of August 15, 2002 by and between Charles Ebert and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2002 Form 10-Q.
* 10.5		Key Employment Agreement entered into as of September 5, 2006 by and between Thomas R. Russillo and the Company is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2006.
* 10.6		Key Employment Agreement entered into as of December 11, 2006 by and between Thomas Giordano and the Company is incorporated by reference to Exhibit 10.6 to the Company’s 2006 Form 10-K.
10.7		Asset Purchase Agreement among the Company, G. D. Searle & Co. and SCS Pharmaceuticals, dated September 30, 1997, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 1997.
10.8		Stock Purchase Agreement among the Company, Hoechst Marion Roussel, Inc. and Marisub, Inc. dated August 25, 1997 is incorporated by reference to Exhibit 10.27 to the Company’s 1997 Form 10-K.
Amendment dated November 26, 1997 is incorporated by reference to Exhibit 10.27(a) to the Company’s 1997 Form 10-K.
Second Amendment dated February 27, 1998, is incorporated by reference to Exhibit 10.27(b) to the Company’s 1997 Form 10-K.
+10	.9	Distribution Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated June 24, 1993, as amended June 28, 1994, is incorporated by reference to Exhibit 10.12 to the Company’s 2000 Form 10-K.
+10	.10	Manufacturing & Supply Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmbH dated December 1, 1998, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.13 to the Company’s 2000 Form 10-K.
+10	.11	Trademark Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH dated August 26, 1993, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.14 to the Company’s 2000 Form 10-K.

Exhibit
No.		Description

10.12		Credit Agreement dated as of May 30, 2003 among the Company, Wachovia Bank N.A., Bank of America, N.A., CIBC World Markets Corp., Lehman Commercial Paper, Inc. and Morgan Stanley Bank, is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2003.
Amendment dated February 10, 2005, is incorporated by reference to Exhibit 10.1 to the Company’s February 10, 2005 Form 8-K.
Second Amendment dated September 8, 2005, is incorporated by reference to Exhibit 10.1 to the Company’s September 8, 2005 Form 8-K.
Third Amendment dated March 6, 2006, is incorporated by reference to Exhibit 10.1 to the Company’s March 7, 2006 Form 8-K.
10.13		Resale Registration Rights Agreement dated as of March 7, 2003 among the Company and Lehman Brothers Inc., Morgan Stanley & Co., Incorporated, CIBC World Markets Corp., Wachovia Securities, Inc., Banc of America Securities LLC, Comerica Securities, Inc. and Wells Fargo Securities, LLC., is incorporated by reference to Exhibit 10.16 to the Company’s March 31, 2003 Form 10-Q.
10.14		Credit Agreement by and among Watson Pharmaceuticals, Inc., Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC, Wells Fargo Bank, National Association, Union Bank of California, N.A. and Sumitomo Mitsui Banking Corporation dated November 3, 2006 is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 6, 2006.
* 10.15		2001 Incentive Award Plan Form of Notice of Grant and Signature Page for an Employee or a Consultant is incorporated by reference to Exhibit 10.15 to the Company’s 2004 Form 10-K.
* 10.16		2001 Incentive Award Plan Form of Notice of Grant and Signature Page for a Director is incorporated by reference to Exhibit 10.16 to Exhibit 10.16 to the Company’s 2004 Form 10-K.
* 10.17		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Restricted Stock Award is incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2005 Form 10-Q.
* 10.18		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Option Grant is incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2005 Form 10-Q.
* 10.19		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Restricted Stock Award is incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2005 Form 10-Q.
* 10.20		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Stock Option Award is incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2005 Form 10-Q.
* 10.21		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Stock Option Award is incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2005 Form 10-Q.
* 10.22		Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Award is incorporated by reference to Exhibit 10.22 to the Company’s 2006 Form 10-K.
+10	.23	Distribution Agreement between Amphastar Pharmaceuticals, Inc. and Andrx Pharmaceuticals, Inc. dated as of May 2, 2005, is incorporated by reference to Exhibit 10.102 of Andrx Corporation’s 2006 Form 10-K.
+10	.24	Agreement to License and Purchase by and among Andrx Labs, LLC, Andrx Laboratories, Inc., Andrx Laboratories (NJ), Inc., Andrx EU Ltd. and First Horizon Pharmaceutical Corporation dated as of March 2, 2005, is incorporated by reference to Exhibit 10.100 to Andrx Corporation’s March 31, 2005 Form 10-Q.
+10	.25	Manufacturing and Supply Agreement between Andrx Pharmaceuticals, Inc. and First Horizon Pharmaceutical Corporation dated as of March 28, 2005, is incorporated by reference to Exhibit 10.101 to Andrx Corporation’s March 31, 2005 Form 10-Q.
* 10.26		Second Amendment to Key Employee Agreement with Allen Chao, Ph.D., dated August 1, 2007, is incorporated by reference to Exhibit 10.1 to the Company’s August 1, 2007 Form 8-K.

Exhibit
No.	Description

* 10.27	Key Employee Agreement between Watson Pharmaceuticals, Inc. and Paul M. Bisaro, dated as of August 1, 2007, is incorporated by reference to Exhibit 10.2 to the Company’s August 1, 2007 Form 8-K.
* 10.28	Key Employee Agreement between Watson Pharmaceuticals, Inc. and Mark W. Durand, dated as of November 26, 2007, is incorporated by reference to Exhibit 10.1 to the Company’s November 16, 2007 Form 8-K.
* 10.29	Key Employee Agreement between Anda, Inc. and Al Paonessa III, dated as of August 2, 2007.
* 10.30	Amendment No. 2 to Watson Pharmaceuticals, Inc. Key Employment Agreement entered into as of February 21, 2008 by and between David Hsia, Ph.D. and the Company.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan or Agreement

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.