Form 10-Q
period 2008-03-31
WATSON PHARMACEUTICALS INC
filed 2008-05-02
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of April 30, 2008 was approximately 104,441,000.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$173,998	$204,554
Marketable securities	12,711	11,799
Accounts receivable, net	273,305	267,117
Inventories	521,322	490,601
Prepaid expenses and other current assets	69,039	86,072
Deferred tax assets	113,252	113,633

Total current assets	1,163,627	1,173,776
Property and equipment, net	684,507	688,185
Investments and other assets	70,512	68,034
Deferred tax assets	60,773	61,886
Product rights and other intangibles, net	583,776	603,697
Goodwill	876,449	876,449

Total assets	$3,439,644	$3,472,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$376,545	$398,154
Income taxes payable	20,006	—
Short-term debt and current portion of long-term debt	2,851	6,241
Current deferred tax liabilities	18,709	18,778
Deferred revenue	17,610	21,754

Total current liabilities	435,721	444,927
Long-term debt	824,473	899,408
Deferred revenue	35,117	39,535
Other long-term liabilities	5,442	7,333
Other taxes payable	55,050	52,619
Deferred tax liabilities	180,474	178,740

Total liabilities	1,536,277	1,622,562

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	375	373
Additional paid-in capital	973,134	968,739
Retained earnings	1,230,366	1,179,737
Accumulated other comprehensive income	1,352	2,392
Treasury stock, at cost	(301,860)	(301,776)

Total stockholders’ equity	1,903,367	1,849,465

Total liabilities and stockholders’ equity	$3,439,644	$3,472,027

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Net revenues	$626,949	$671,605
Cost of sales (excludes amortization, presented below)	380,102	424,720

Gross profit	246,847	246,885

Operating expenses:
Research and development	38,015	37,808
Selling and marketing	56,080	55,163
General and administrative	50,553	48,055
Amortization	20,179	43,933

Total operating expenses	164,827	184,959

Operating income	82,020	61,926

Other income (expense):
Loss on early extinguishment of debt	(1,095)	(2,729)
Interest income	2,309	2,929
Interest expense	(6,796)	(13,876)
Other income	5,353	3,403

Total other (expense) income, net	(229)	(10,273)

Income before income taxes	81,791	51,653
Provision for income taxes	31,162	20,041

Net income	$50,629	$31,612

Earnings per share:
Basic	$0.49	$0.31

Diluted	$0.45	$0.29

Weighted average shares outstanding:
Basic	102,625	101,927

Diluted	117,380	116,612

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,629	$31,612

Reconciliation to net cash provided by operating activities:
Depreciation	21,805	18,029
Amortization	20,179	43,933
Deferred income tax provision	6,443	250
Provision for inventory reserve	9,082	11,427
Restricted stock and stock option compensation	4,322	3,402
Earnings on equity method investments	(3,983)	(1,439)
Gain on sale of securities	(1,355)	(1,789)
Loss on early extinguishment of debt	1,095	2,729
Other	1,567	458
Changes in assets and liabilities (net of acquisition of business):
Accounts receivable, net	(6,188)	12,083
Inventories	(39,803)	9,063
Prepaid expenses and other current assets	12,786	32,222
Accounts payable and accrued expenses	(26,151)	(83,596)
Deferred revenue	(8,562)	(1,792)
Income taxes payable	24,253	10,319
Other assets	513	1,328

Total adjustments	16,003	56,627

Net cash provided by operating activities	66,632	88,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(18,277)	(16,744)
Acquisition of product rights	(258)	(153)
Proceeds from sale of marketable equity securities	1,628	699
Additions to marketable securities	(1,288)	(1,099)
Additions to long-term investments	—	(1,144)
Other investing activities, net	—	115

Net cash used in investing activities	(18,195)	(18,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and other long-term liabilities	(88,058)	(151,661)
Proceeds from issuance of short-term debt and other long-term liabilities	9,076	—
Repurchase of common stock	(84)	—
Proceeds from stock plans	73	1,127

Net cash provided by (used in) financing activities	(78,993)	(150,534)

Net decrease in cash and cash equivalents	(30,556)	(80,621)
Cash and cash equivalents at beginning of period	204,554	154,171

Cash and cash equivalents at end of period	$173,998	$73,550

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
     The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying Condensed Consolidated Financial Statements. The year end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.
Comprehensive Income
     Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income. The components of comprehensive income including attributable income taxes consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007

Net income	$50,629	$31,612

Other comprehensive (loss) income:
Translation gains	320	218
Unrealized loss on securities, net of tax	(48)	(6)
Unrealized loss on cash flow hedge, net of tax	(1,312)	—

Total other comprehensive (loss) income	(1,040)	212

Total comprehensive income	$49,589	$31,824

Preferred and Common Stock
     As of March 31, 2008 and December 31, 2007 there were 2,500,000 shares of no par value per share preferred stock authorized, with none issued. As of March 31, 2008 and December 31, 2007, there were 500,000,000 shares of $0.0033 par value per share common stock authorized, with 113,846,000 and 113,115,000 shares issued and 104,386,000 and 103,658,000 outstanding, respectively. Of the issued shares, 9,460,000 and 9,457,000 shares were held as treasury shares as of March 31, 2008 and December 31, 2007, respectively.
Provisions for Sales Returns and Allowances
     As customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of its products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of our SRA reserves to ensure that our condensed consolidated financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.
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
     Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $334.7 million and $341.0 million at March 31, 2008 and December 31, 2007, respectively. Accounts payable and accrued liabilities include $45.3 million and $46.7 million at March 31, 2008 and December 31, 2007, respectively, for certain rebates and other amounts due to indirect customers.

     The following table summarizes the activity in the Company’s major categories of SRA (in thousands):

			Returns and
			Other
	Chargebacks	Rebates	Allowances	Cash Discounts	Total

Balance at December 31, 2006	$164,480	$180,538	$42,489	$14,072	$401,579
Provision related to sales in three months ended March 31, 2007	291,831	122,766	56,133	18,436	489,166
Credits and payments	(321,751)	(124,215)	(33,960)	(16,894)	(496,820)

Balance at March 31, 2007	134,560	179,089	64,662	15,614	393,925
Provision related to sales in three quarters ended December 31, 2007	943,066	253,732	111,290	49,625	1,357,713
Credits and payments	(913,183)	(278,504)	(119,908)	(52,327)	(1,363,922)

Balance at December 31, 2007	164,443	154,317	56,044	12,912	387,716
Provision related to sales in three months ended March 31, 2008	313,888	78,454	45,136	16,640	454,118
Credits and payments	(323,196)	(85,978)	(38,409)	(14,295)	(461,878)

Balance at March 31, 2008	$155,135	$146,793	$62,771	$15,257	$379,956

Earnings Per Share (“EPS”)
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

	Three months ended
	March 31,
	2008	2007

EPS — basic
Net income	$50,629	$31,612

Basic weighted average common shares outstanding	102,625	101,928

EPS — basic	$0.49	$0.31

EPS — diluted
Net income	$50,629	$31,612
Add: Interest expense on CODES, net of tax	1,986	1,943

Net income, adjusted	$52,615	$33,555

Basic weighted average common shares outstanding	102,625	101,928
Effect of dilutive securities:
Conversion of CODES	14,357	14,357
Dilutive stock options	398	327

Diluted weighted average common shares outstanding	117,380	116,612

EPS — diluted	$0.45	$0.29

     Stock awards to purchase 9.0 million and 10.1 million common shares for the three month periods ended March 31, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.
Derivatives
     During the year ended December 31, 2007, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. The Company’s interest rate swap agreements involve agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed upon notional amount. As of March 31, 2008, all of the derivative instruments entered into are designated as hedges of underlying exposures. The Company does not use any of these instruments for trading or speculative purposes.
     At March 31, 2008 and December 31, 2007, the notional amount of interest rate swaps entered into by the Company was $200 million. The fair value of the interest rate swap at March 31, 2008 and December 31, 2007 was a liability of $3.7 million and $1.6 million, respectively. The liability is presented within other long-term liabilities on the balance sheet at December 31, 2007 and within accounts payable and accrued expenses at March 31, 2008 as the interest rate swap expires in January 2009.
Share-Based Compensation
     The Company accounts for share-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values.
     As of March 31, 2008, the Company had $6.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.6 years. As of March 31, 2008, the Company had $26.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.3 years. During the quarter ended March 31, 2008, the Company issued approximately 750,000 restricted stock grants with an aggregate intrinsic value of $20.7 million. No stock option grants were issued during the quarter ended March 31, 2008.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see NOTE 9 — FAIR VALUE MEASUREMENT). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently reviewing the application of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and has not yet determined how the adoption of SFAS 157 will impact its condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected to adopt the fair value option of SFAS 159.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company’s consolidated financial statements will be impacted by SFAS 141R only in relation to future business combination activities.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company currently has no minority interests and therefore expects the adoption of SFAS 160 will not have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS 161 and does not expect the adoption to have a material impact on its consolidated financial statements.
NOTE 2 — OTHER INCOME
     Other income consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007

Earnings on equity method investments	$3,983	$1,439
Gain on sale of securities	1,355	1,789
Other income	15	175

	$5,353	$3,403

NOTE 3 — OPERATING SEGMENTS
     Watson has three reportable operating segments: Generic, Brand and Distribution. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products. The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores in the U.S. The Distribution segment distributes generic pharmaceutical products and select brand pharmaceutical products manufactured by third parties to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices in the U.S. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales of Watson generic and brand products, which are included in their respective segment results.
     Segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments consisted of the following:

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total

Product sales	$342,459	$98,992	$144,902	$586,353	$411,475	$90,638	$145,440	$647,553
Other	24,297	16,299	—	40,596	13,150	10,902	—	24,052

Net revenues	366,756	115,291	144,902	626,949	424,625	101,540	145,440	671,605
Cost of sales(1)	229,723	27,526	122,853	380,102	272,623	25,215	126,882	424,720

Gross profit(1)	137,033	87,765	22,049	246,847	152,002	76,325	18,558	246,885
Gross margin(1)	37.4%	76.1%	15.2%	39.4%	35.8%	75.2%	12.8%	36.8%
Research and development	22,597	15,418	—	38,015	26,513	11,295	—	37,808
Selling and marketing	14,053	27,995	14,032	56,080	14,549	26,411	14,203	55,163

Contribution	$100,383	$44,352	$8,017	152,752	$110,940	$38,619	$4,355	153,914

Contibution margin	27.4%	38.5%	5.5%	24.4%	26.1%	38.0%	3.0%	22.9%
General and administrative				50,553				48,055
Amortization				20,179				43,933

Operating income				$82,020				$61,926

Operating margin				13.1%				9.2%

(1)	Excludes amortization of acquired intangibles including product rights.
NOTE 4 — INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at March 31, 2008 and December 31, 2007 is approximately $10.6 million and $15.1 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.
     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Raw materials	$113,219	$102,607
Work-in-process	43,014	45,851
Finished goods	365,089	342,143

Total inventories	$521,322	$490,601

NOTE 5 — LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Senior Credit Facility, due 2011, bearing interest at LIBOR plus 0.75% (“2006 Credit Facility”)	$250,000	$325,000
CODES, face amount of $575 million, due 2023, net of unamortized discount	574,471	574,402
Other notes payable	2,853	6,247

	827,324	905,649
Less: Current portion	2,851	6,241

Total long-term debt	$824,473	$899,408

Senior Credit Facility
     During the three months ended March 31, 2008 and 2007, the Company made prepayments of the 2006 Credit Facility totaling $75.0 million and $150.0 million, respectively. As a result of these pre-payments, the Company’s results for the three months ended March 31, 2008 and 2007 reflect a $1.1 million and $2.7 million non-cash charge for debt repurchases, respectively. As of March 31, 2008, $250.0 million is outstanding under the 2006 Credit Facility. The full amount outstanding on the 2006 Credit Facility is due November 2011.
NOTE 6 — BUSINESS RESTRUCTURING CHARGES
     During the first quarter of 2008, the Company announced efforts to reduce its cost structure with the planned closure of its manufacturing facilities in Carmel, New York and its distribution center in Brewster, New York. While the final closing date will depend on a number of factors, we anticipate these facilities will close by 2010. Activity related to our business restructuring and facility rationalization activities for the three months ended March 31, 2008 consisted of the following:

				Balance at
	Costs	Cash	Non-cash	March 31,
(in thousands)	Incurred	Payments	Adjustments	2008

Cost of sales
Severence and retention	$11,235	$(718)	$—	$10,517
Product transfer costs	104	—	—	104
Accelerated depreciation	1,757	—	(1,757)	—

	13,096	(718)	(1,757)	10,621

Operating expenses
Research and development	38	—	—	38
Selling and marketing	606	—	—	606

	644	—	—	644

Total restructuring charges	$13,740	$(718)	$(1,757)	$11,265

     Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Generic segment.

NOTE 7 — INCOME TAXES
     As of December 31, 2007, the balance of unrecognized tax benefits was $71.2 million. The net amount of unrecognized tax benefits which, if recognized, would favorably affect the effective tax rate was $42.5 million as of December 31, 2007 and accrued penalties and interest was $6.2 million (net of tax benefit of $3.6 million) as of December 31, 2007. None of these balances have changed materially during the quarter ended March 31, 2008.
     The Internal Revenue Service (the “IRS”) continues its examination of the Company’s tax returns for the years 2000 to 2003. As part of this exam, the IRS has raised issues regarding transfer pricing, deductions relating to investments, certain transactions costs and certain timing differences. As a result, the Company anticipates the amount of liability for unrecognized tax benefits may change in the next twelve months due to the final resolution and settlement of these audits and the expiration of the statute of limitations. Discussions are currently continuing with the IRS to resolve these matters. However, we are unable to quantify the impact of the resolution at this time.
     The Federal Research and Development Credit expired at the end of 2007 and has not been extended into 2008. No tax benefit related to the Federal Research and Development Credit has been recorded in the quarter ended March 31, 2008. Should this credit be extended through 2008, the Company’s effective tax rate will be reduced.
NOTE 8 — STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the three months ended March 31, 2008 consisted of the following (in thousands):

Stockholders’ equity, December 31, 2007	$1,849,465
Common stock issued under employee plans	73
Increase in additional paid-in capital for restricted stock and stock option compensation	4,322
Net income	50,629
Other comprehensive loss	(1,040)
Tax benefit from employee stock plans	2
Repurchase of common stock	(84)

Stockholders’ equity, March 31, 2008	$1,903,367

NOTE 9 — FAIR VALUE MEASUREMENT
     In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations or cash flows, we are required to provide additional disclosures within our condensed consolidated financial statements.
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS 157 distinguishes between three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     Financial assets and liabilities measured at fair value on a recurring basis as at March 31, 2008 consisted of the following (in thousands):

	Fair Value Measurements as at March 31, 2008 Using:
	Total	Level 1	Level 2	Level 3

Marketable securities	$12,711	$12,711	$—	$—
Investments	222	222	—	—
Derivative liabilities	3,815	—	3,815	—
     Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. The fair value of derivative liabilities, consisting of interest rate swaps and an embedded derivative related to the CODES, are determined based on inputs that can be derived from information available in publicly quoted markets. Unrealized gains or losses on marketable securities, investments and interest rate swaps are recorded in accumulated other comprehensive (loss) income. Changes in the fair value of the embedded derivative related to the CODES are reflected as an adjustment to interest expense.
NOTE 10 — CONTINGENCIES
     Legal Matters
     Watson and its affiliates are involved in various disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s regular practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable.
     Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. Both of the appeals remain pending. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Aventis, related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro® . The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in New York have dismissed the actions. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In Wisconsin, the plaintiffs appealed and on May 9, 2006, the appellate court reversed the order of dismissal. On June 8, 2006, the defendants filed a petition for review in the Wisconsin Supreme Court. On July 13, 2007, the Wisconsin Supreme Court affirmed the decision of the appellate court, and remanded the case for further proceedings. On October 25, 2007, the circuit court stayed the matter pending the outcome of the appeals in the consolidated action. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego ( In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220 ), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On April 13, 2005, the Superior Court granted the parties’ joint application to stay the California case pending the outcome of the appeal of the consolidated case. In August 2007 the plaintiffs moved to lift the stay. The court denied the motion to lift the stay, but agreed to consider the matter again at a status conference to be scheduled in early 2008. A status conference is scheduled for June 13, 2008. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.
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
     Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided into two groups. The Company and its named subsidiaries are contained in a large group of defendants that is currently awaiting a ruling on the plaintiffs’ request for certification of classes of plaintiffs to maintain a class action against the drug company defendants. Certain other defendants, referred to as the “Track One” defendants, have proceeded on a more expedited basis. Classes were certified against these defendants, a trial has been completed with respect to some of the claims against this group of defendants, the presiding judge has issued a ruling granting judgment to the plaintiffs, that judgment is being appealed, and many of the claims have been settled. The Track Two Defendants, including the Company, have entered into a settlement agreement resolving all claims of the Track Two Defendants in the Consolidated Class Action. The total amount of the settlement for all of the Track Two Defendants is $125 million. The amount to be paid by each Track Two Defendant is confidential. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.
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
     Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, January 2005, January 2006, January 2007 and January-February 2008, respectively, the first, second, third, fourth, fifth and sixth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 9, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. From February 20, 2007 through March 9, 2007, the FDA conducted another inspection of the facility. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection. In April 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations. The FDA conducted another inspection of the facility from October 18, 2007 through October 26, 2007. At the conclusion of the inspection, the FDA issued a Form 483 listing two observations made during the pre-approval portion of the inspection related to two pending Abbreviated New Drug Applications (“ANDAs”). No formal observations were made concerning the Company’s compliance with cGMP. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and/or cash flows.
     Securities Litigation Against Andrx Corporation. On October 11, 2005, Jerry Lowry filed a class action complaint on behalf of purchasers of the Andrx’s common stock during the class period (March 9, 2005 through September 5, 2005) in the U.S. District Court for the Southern District of Florida against Andrx Corporation and its then Chief Executive Officer, Thomas Rice (Jerry Lowry v. Andrx Corporation, et al., Case No. 05-61640). The complaint seeks damages under the Securities Exchange Act of 1934, and alleges that during the class period, Andrx failed to disclose that its manufacturing facilities were not in compliance with cGMP. The complaint further alleges that Andrx’s failure to be cGMP compliant led to the FDA placing Andrx on Official Action Indicated status, which resulted in not being eligible for approvals of Andrx’s ANDAs. On July 24, 2006, the defendants moved to dismiss the action. On December 8, 2006, the court granted in part and denied in part the defendants’ motion to dismiss. On April 18, 2007, plaintiffs filed a motion seeking class certification. On December 17, 2007, the parties entered into an agreement settling all outstanding claims, subject to obtaining the court’s approval of the settlement. On March 19, 2008, the court approved the settlement. The settlement did not materially adversely affect the Company’s business, results of operations, financial condition and cash flows.
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
     In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of Andrx’s sale of its generic version of Naprelan® (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 058-60158). In February 2005, Andrx filed its answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent. This matter has been stayed pending resolution of the infringement action. Andrx has sold and is continuing to sell its generic version of the 500mg strength of Naprelan ®. Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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
     Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. Approximately 80 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 100 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Levonorgestrel/Ethinyl Estradiol Tablets (Seasonale ®). On December 13, 2007, Duramed Pharmaceuticals, Inc. sued the Company and certain of its subsidiaries in the United States District Court for the District of New Jersey, alleging that sales of the Company’s QuasenseTM (levonorgestrel/ethinyl estradiol) tablets, the generic version of Duramed’s Seasonale® tablets, infringes Duramed’s U.S. Patent No. RE 39,861 (Duramed Pharmaceuticals, Inc. v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv05941). The complaint seeks damages and injunctive relief. On March 3, 2008, the Company answered the complaint. Discovery is ongoing. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonale®. Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Ferrlecit®. On March 28, 2008, we received a notice from Sanofi-Aventis (“Aventis”) contending that the distribution agreement for Ferrlecit® between certain affiliates of Aventis and the Company expires on February 18, 2009. The letter also acknowledged the Company’s position that the distribution agreement expires on December

31, 2009, and requested to conduct an expedited arbitration proceeding to resolve the dispute. By its terms, the distribution agreement, as amended, has a duration of ten (10) full calendar years after FDA market approval. Ferrlecit received FDA market approval on February 18, 1999. On April 9, 2008, the Company responded to Aventis, agreeing to arbitrate the disputes related to Ferrlecit® on an expedited basis. The parties are currently in discussions concerning the appropriate procedures to conduct an expedited arbitration proceeding, as well as a possible extension of the distribution agreement and related agreements beyond 2009. However, there can be no assurance that we will be able to negotiate extensions of these agreements on commercially reasonable terms, or at all. Our inability to negotiate extensions of these agreements on commercially reasonable terms, or an adverse finding in an arbitration proceeding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
NOTE 11 — SUBSEQUENT EVENT
     On April 29, 2008, the Company announced that the FDA has completed the inspection of the Company’s Florida manufacturing facilities and has informed the Company that it has removed the Official Action Indicated status at the Davie, Florida site. As a result of this action, and subject to satisfying other FDA approval criteria, ANDAs for products at this site are now eligible for FDA approval. The FDA completed the onsite portion of its inspection on April 10, 2008, at which time it issued a Form 483 List of Inspectional Observations. The Company responded to the Form 483 Inspectional Observations on April 17, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and the results of operations should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” under “Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2007 and elsewhere in this Quarterly Report and our Annual Report on Form 10-K.
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
Enoxaparin Sodium (generic version of Lovenox®)
     On May 2, 2005, Andrx entered into an agreement to obtain certain exclusive marketing rights for Amphastar Pharmaceuticals, Inc.’s (“Amphastar’s”) generic version of Sanofi-Aventis’ (“Aventis’”) Lovenox® injectable product. Amphastar submitted its Abbreviated New Drug Application (“ANDA”) for generic Lovenox® to the FDA in March 2003. Amphastar’s ANDA is the subject of a patent infringement lawsuit filed by Aventis. On February 8, 2007, the District Court ruled that Aventis’ patent was unenforceable due to inequitable conduct. Final judgment in favor of Amphastar was entered on March 9, 2007. Aventis has appealed and the matter remains pending in the United States Court of Appeals for the Federal Circuit. Amphastar has not obtained FDA approval for its product and the product continues to be delayed by a Citizen Petition, including two supplements, and other factors. Amphastar has submitted comments to Aventis’ Citizen Petition and supplements. Additionally, in November 2007, the FDA requested Amphastar to provide additional data regarding the potential immunogenicity of the product. Amphastar has responded to the FDA’s request for additional information. Our marketing rights for this product generally extend to the U.S. retail pharmacy market, and we will receive up to 50% of the net profits, as defined, generated from such sales. The launch of this product is dependent upon Amphastar obtaining FDA approval.
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
     In September 2005, ALZA Corporation and McNeil-PPC, Inc. sued Andrx for patent infringement related to the generic version of Concerta®. In December 2007, the United States District Court for the District of Delaware completed the trial of this matter. No decision has been issued to date. The ANDAs remain under review by the FDA and a Citizen Petition has been filed by McNeil-PPC, Inc. relating to approval criteria for generic versions of Concerta®. Final approval may be subject to obtaining a waiver or expiration of a third party’s 180 days of market exclusivity.
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
     Watson has three reportable operating segments: Generic, Brand and Distribution. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as Brand pharmaceutical products. The Company sells its Brand and Generics products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales of Watson generic and brand products, which are included in their respective segment results.
     The Company evaluates segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct R&D expenses and selling and marketing expenses. The Company has not allocated corporate general and administrative expenses or amortization as such information has not been used by management, or has not been accounted for at the segment level.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total

Product sales	$342,459	$98,992	$144,902	$586,353	$411,475	$90,638	$145,440	$647,553
Other	24,297	16,299	—	40,596	13,150	10,902	—	24,052

Net revenues	366,756	115,291	144,902	626,949	424,625	101,540	145,440	671,605
Cost of sales(1)	229,723	27,526	122,853	380,102	272,623	25,215	126,882	424,720

Gross profit(1)	137,033	87,765	22,049	246,847	152,002	76,325	18,558	246,885
Gross margin(1)	37.4%	76.1%	15.2%	39.4%	35.8%	75.2%	12.8%	36.8%
Research and development	22,597	15,418	—	38,015	26,513	11,295	—	37,808
Selling and marketing	14,053	27,995	14,032	56,080	14,549	26,411	14,203	55,163

Contribution	$100,383	$44,352	$8,017	152,752	$110,940	$38,619	$4,355	153,914

Contibution margin	27.4%	38.5%	5.5%	24.4%	26.1%	38.0%	3.0%	22.9%
General and administrative				50,553				48,055
Amortization				20,179				43,933

Operating income				$82,020				$61,926

Operating margin				13.1%				9.2%

(1)	Excludes amortization of acquired intangibles including product rights.
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
     Net revenues from our Generic segment for the three months ended March 31, 2008 decreased 13.6% or $57.9 million to $366.8 million compared to net revenues of $424.6 million from the prior year period. This decrease in sales was mainly attributable to higher net sales of Authorized Generics ($72.4 million) in the prior year period including oxycodone HCl controlled release tablets and pravastatin sodium tablets offset in part by sales of alendronate sodium tablets launched in the current quarter. The decrease in sales was offset in part by an increase in other revenue ($11.1 million). Increases in net revenues from new product launches were offset by price erosion within our base business.

     The increase in other revenues in the three months ended March 31, 2008 for the Generic segment was primarily related to royalties on sales by Sandoz, Inc. of metoprolol succinate 50 mg extended release tablets (which commenced during the third quarter of 2007).
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
     Gross profit for our Generic segment decreased $15.0 million to $137.0 million in the three months ended March 31, 2008 compared to $152.0 million in the prior year period. The decrease in gross profit was primarily due to reduced gross profit contribution from lower sales of Authorized Generics in the current period ($20.2 million) and facility rationalization costs ($12.9 million) offset by an increase in other revenue ($11.1 million). Increases in gross profit from new product launches were offset by price erosion within our base business.
     Gross margins for our Generic segment increased 1.6 percentage points to 37.4% for the three months ended March 31, 2008 from 35.8% in the prior year period. This increase in gross margin was primarily related to the increase in other revenue in the current quarter.
Research and Development Expenses
     Generic segment R&D expenses consist predominantly of personnel-related costs, contract research, biostudy and facilities costs associated with the development of our products.
     Generic segment R&D expenses decreased 14.8% or $3.9 million to $22.6 million in the three months ended March 31, 2008 compared to $26.5 million in the prior year period due to reduced spending on biostudy costs in the current period.
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs.
     Generic segment selling and marketing expenses decreased 3.4% or $0.5 million to $14.1 million in the three months ended March 31, 2008 compared to $14.5 million in the prior year period.
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
     Net revenues from our Brand segment for the three months ended March 31, 2008 increased 13.5% or $13.8 million to $115.3 million compared to net revenues of $101.5 million in the prior year period. The increase was primarily attributable to higher sales within the Nephrology group ($5.5 million), higher other revenues ($5.4 million) and higher sales within the Specialty Products group ($2.8 million). The increase within the Nephrology group was primarily attributable to customer buying patterns and lower sales in the prior year period due to the loss of a customer. The increase within the Specialty Products group was primarily attributable to higher unit sales of Trelstar® as a result of promotional efforts.
Gross Profit (Gross Margin)
     Gross profit for our Brand segment increased $11.4 million to $87.8 million in the three months ended March 31, 2008 compared to $76.3 million in the prior year period. The increase in gross profit was primarily due to an increase in other revenues ($5.4 million) and higher product sales.
     Gross margins for our Brand segment increased to 76.1% during the three months ended March 31, 2008 from 75.2% in the prior year period primarily due to the increase in other revenues.
Research and Development Expenses
     Brand segment R&D expenses consist predominantly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.
     Brand segment R&D expenses increased 36.5% or $4.1 million to $15.4 million in the three months ended March 31, 2008 compared to $11.3 million in the prior year period primarily due to a $5.0 million milestone payment related to the filing of an NDA for silodosin with the FDA.
Selling and Marketing Expenses
     Brand segment selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.
     Brand segment selling and marketing expenses increased 6.0% or $1.6 million to $28.0 million in the three months ended March 31, 2008 as compared to $26.4 million in the prior year period.
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
     Net revenues from our Distribution segment for the three months ended March 31, 2008 decreased 0.4% or $0.5 million to $144.9 million compared to net revenues of $145.4 million in the prior year period.

Gross Profit (Gross Margin)
     Gross profit for our Distribution segment increased $3.5 million to $22.0 million in the three months ended March 31, 2008 compared to $18.6 million in the prior year period. Gross margins also improved for our Distribution segment increasing to 15.2% during the three months ended March 31, 2008 from 12.8% in the prior year period. Distribution segment gross profit and gross margin improved in the current quarter as the prior year period was negatively impacted by a $2.5 million acquisition-related inventory charge.
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.
Segment Contribution

	Three Months Ended March 31,		Change
($ in thousands):	2008	2007	Dollars	%

Segment contribution
Generic	$100,383	$110,940	$(10,557)	(9.5)%
Brand	44,352	38,619	5,733	14.8%
Distribution	8,017	4,355	3,662	84.1%

	$152,752	$153,914	$(1,162)	(0.8)%

as % of net revenues	24.4%	22.9%
     For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and “NOTE 3 — OPERATING SEGMENTS” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
Corporate General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in thousands):	2008	2007	Dollars	%

Corporate general and administrative expenses	$50,553	$48,055	$2,498	5.2%
as a % of net revenues	8.1%	7.2%
     Corporate general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which are general in nature and not directly related to specific segment operations.
     Corporate general and administrative expenses increased during the three months ended March 31, 2008 as compared to the same period of the prior year primarily due to costs incurred in the implementation of a new enterprise resource planning system at certain sites.

Amortization

	Three Months Ended March 31,		Change
($ in thousands):	2008	2007	Dollars	%

Amortization	$20,179	$43,933	$(23,754)	(54.1)%
as a % of net revenues	3.2%	6.5%
     The Company’s amortizable assets consist primarily of acquired product rights. For the three months ended March 31, 2008 amortization expense decreased 54.1% or $23.8 million as our Ferrlecit® product rights were fully amortized as of December 2007.
Loss on Early Extinguishment of Debt

	Three Months Ended March 31,		Change
($ in thousands):	2008	2007	Dollars	%

Loss on early extinguishment of debt	$1,095	$2,729	$(1,634)	(59.9)%
as a % of net revenues	0.2%	0.4%
     In November 2006, we entered into a Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks (the “2006 Credit Facility”). The 2006 Credit Facility was entered into in connection with the Andrx Acquisition.
     During the quarter ended March 31, 2008, the Company prepaid $75.0 million of outstanding debt on the 2006 Credit Facility. As a result of this prepayment, our results for the quarter ended March 31, 2008 reflect debt repurchase charges of $1.1 million which consist of unamortized debt issue costs associated with the repurchased amount.
     On February 15, 2007 and March 30, 2007, the Company made a $100.0 million and $50.0 million prepayment, respectively, on the 2006 Credit Facility. As a result of this prepayment, our results for the first quarter of 2007 reflect a $2.7 million non-cash charge for debt repurchase charges.
Interest Income

	Three Months Ended March 31,		Change
($ in thousands):	2008	2007	Dollars	%

Interest income	$2,309	$2,929	$(620)	(21.2)%
as a % of net revenues	0.4%	0.4%
     Interest income decreased for the three months ended March 31, 2008 due to a decrease in interest rates over the prior year period.

Interest Expense

	Three Months Ended March 31,		Change
($ in thousands):	2008	2007	Dollars	%

Interest expense — 2006 Credit Facility	$3,912	$10,374	$(6,462)
Interest expense — convertible contingent senior debentures due 2023 (“CODES”)	3,151	3,151	—
Change in derivative value	57	24	33
Interest expense — other	(324)	327	(651)

Interest expense	$6,796	$13,876	$(7,080)	(51.0)%

as a % of net revenues	1.1%	2.1%
     Interest expense decreased for the three months ended March 31, 2008 due to reduced levels of debt on the 2006 Credit Facility from prepayments made during 2007 and the first quarter of 2008.
Other Income

	Three Months Ended March 31,		Change
($ in thousands):	2008	2007	Dollars	%

Earnings on equity method investments	$3,983	$1,439	$2,544	176.8%
Gain on sale of securities	1,355	1,789	(434)	(24.3)%
Other income	15	175	(160)	(91.4)%

	$5,353	$3,403	$1,950	57.3%

as a % of net revenues	0.9%	0.5%
Earnings on Equity Method Investments
     The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.
     The increase in earnings on equity method investments during the three months ended March 31, 2008 primarily represents our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”). Scinopharm results for the three months ended March 31, 2008 increased over the prior year period due to new product launches.
Gain on Sale of Securities
     The 2008 and 2007 gain on sale of securities resulted from the sale of our investment in Adheris, Inc. During both periods, contingencies were removed relating to additional consideration on our sale of our investment in Adheris, Inc. Accordingly, the Company received common shares of inVentiv Health, Inc. (“inVentiv”) and cash as additional proceeds on our sale of our investment in Adheris, Inc. which was recorded as a gain on sale of securities in the quarter ended March 31, 2008 and 2007, respectively.

Provision for Income Taxes

	Three Months Ended March 31,		Change
($ in thousands):	2008	2007	Dollars	%

Provision for income taxes	$31,162	$20,041	$11,121	55.5%
as a % of net revenues	5.0%	3.0%
Effective tax rate	38.1%	38.8%
     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, increases the effective tax rate.
     The provision for income taxes increased in the three months ended March 31, 2008 due to higher pre-tax earnings. The lower effective tax rate for the three months ended March 31, 2008, as compared to the same period of the prior year, primarily reflects a decrease in the state tax rate and certain permanent items which were partially offset by the loss of the R&D tax credit which has not been extended in 2008.
Liquidity and Capital Resources
Working Capital Position
     Working capital at March 31, 2008 and December 31, 2007 is summarized as follows:

	March 31,	December 31,	Increase
($ in thousands):	2008	2007	(Decrease)
Current Assets:
Cash and cash equivalents	$173,998	$204,554	$(30,556)
Marketable securities	12,711	11,799	912
Accounts receivable, net of allowances	273,305	267,117	6,188
Inventories	521,322	490,601	30,721
Other	182,291	199,705	(17,414)

Total current assets	1,163,627	1,173,776	(10,149)

Current liabilities:
Accounts payable and accrued expenses	376,545	398,154	(21,609)
Income taxes payable	20,006	—	20,006
Current portion of long-term debt	2,851	6,241	(3,390)
Other	36,319	40,532	(4,213)

Total current liabilities	435,721	444,927	(9,206)

Working Capital	$727,906	$728,849	$(943)

Current Ratio	2.67	2.64

     Watson’s primary source of liquidity is cash from operations. Net working capital at March 31, 2008 was $727.9 million, compared to $728.8 million at December 31, 2007.
     We expect that 2008 cash flows from operating activities will continue to exceed net income. In addition, management expects that 2008 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs.

Cash Flows from Operations
     Summarized cash flow from operations is as follows:

	Three months ended March 31,
($ in thousands):	2008	2007

Net cash provided by operating activities	$66,632	$88,239
     Cash flows from operations represent net income adjusted for certain operations related non-cash items and changes in certain assets and liabilities. For the three months ended March 31, 2008, cash provided by operating activities was $66.6 million, compared to $88.2 million in the three months ended March 31, 2007. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Net cash provided by operations was lower in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to first quarter 2008 increases in accounts receivable and inventory levels relative to first quarter 2007 decreases in these same items. These first quarter 2008 reductions to cash flow from operations were partly offset by higher net income and higher uses of cash from operations in the first quarter 2007 period for payments of accounts payable and accrued expenses.
Investing Cash Flows
     Our cash flows from investing activities are summarized as follows:

	Three months ended March 31,
($ in thousands):	2008	2007

Net cash used in investing activities	$18,195	$18,326
     Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. Net cash used in investing activities for the three months ended March 31, 2008 was relatively unchanged from 2007 levels.
Financing Cash Flows
     Our cash flows from financing activities are summarized as follows:

	Three months ended March 31,
($ in thousands):	2008	2007

Net cash used in financing activities	$78,993	$150,534
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock awards. For the three months ended March 31, 2008, net cash used in financing activities was $79.0 million compared to $150.5 million used in financing activities during the three months ended March 31, 2007. Prepayments of the 2006 Credit Facility for the three months ended March 31, 2008 were $75.0 million compared to $150.0 million in the prior year period.

Debt and Borrowing Capacity
     Our outstanding debt obligations are summarized as follows:

	March 31,	December 31,	Increase
($ in thousands):	2008	2007	(Decrease)

Current portion of long-term debt	$2,851	$6,241	$(3,390)
Long-term debt	824,473	899,408	(74,935)

Total debt	$827,324	$905,649	$(78,325)

Debt to capital ratio	30.3%	32.9%
     During the quarter ended March 31, 2008, we prepaid $75.0 million of the amount outstanding under the Term Facility. As a result of this prepayment, our results for the first quarter of 2008 reflect a $1.1 million non-cash charge for debt repurchase charges. No principal payments are required on the Term Facility in 2008. As of March 31, 2008, we had not drawn any funds from the Revolving Facility and $250.0 million was outstanding on the Term Facility. The full amount outstanding on the 2006 Credit Facility is due November 2011.
     Under the terms of the Senior Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of March 31, 2008, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.41 billion;

•	maintenance of a maximum leverage ratio not greater than 3.0 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At March 31, 2008, our net worth was $1.90 billion, and our leverage ratio was 1.48 to 1.0. Our interest coverage ratio for the three months ended March 31, 2008 was 14.9 to 1.0.
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
Long-term Obligations
     At March 31, 2008, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2007.
Recent accounting pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair-Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (refer to “NOTE 9 — FAIR VALUE MEASUREMENT” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently reviewing the application of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and has not yet determined how the adoption of SFAS 157 will impact its condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected to adopt the fair value option of SFAS 159.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company’s consolidated financial statements will be impacted by SFAS 141R only in relation to future business combination activities.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company currently has no minority interests and therefore expects the adoption of SFAS 160 will not have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS 161 and does not expect the adoption to have a material impact on its consolidated financial statements.
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
Investment Risk
     As of March 31, 2008, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $57.2 million. Of this amount, we had equity-method investments of $54.4 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $2.5 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at March

31, 2008, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.6 million, $1.0 million and $1.3 million, respectively.
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
     During the year ended December 31, 2007, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed rate debt on a notional amount of $200 million. The interest rate swap instruments involve agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. These interest rate swap agreements are set to expire in January 2009. For additional information on our interest rate swap derivatives, refer to “NOTE 1—GENERAL” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on March 31, 2008. As of March 31, 2008, the fair value of our CODES was $23.0 million less than the carrying value. The fair value of the embedded derivative related to the CODES and our interest rate swap derivative is based on net present value techniques using discounted expected future cash flows. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
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
     There have been no changes in the Company’s internal control over financial reporting, during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Legal Matters” in “NOTE 10 — CONTINGENCIES” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes from these risk factors during the three months ended March 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2008, the Company repurchased approximately 3,000 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $84,000.
ITEM 6. EXHIBITS
     (a) Exhibits:
          Reference is hereby made to the Exhibit Index on page 36.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)
By:	/s/ Mark W. Durand
Mark W. Durand
Senior Vice President—Chief Financial Officer (Principal Financial Officer)

By:	/s/ R. Todd Joyce
R. Todd Joyce
Vice President — Corporate Controller and Treasurer (Principal Accounting Officer)

Date: May 2, 2008

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2008

Exhibit
No.	Description

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.