Form 10-Q
period 2008-06-30
WATSON PHARMACEUTICALS INC
filed 2008-08-06
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of July 31, 2008 was approximately 104,465,000.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$265,469	$204,554
Marketable securities	12,718	11,799
Accounts receivable, net	297,171	267,117
Inventories	490,701	490,601
Prepaid expenses and other current assets	74,101	86,072
Deferred tax assets	105,199	113,633

Total current assets	1,245,359	1,173,776
Property and equipment, net	672,670	688,185
Investments and other assets	71,488	68,034
Deferred tax assets	59,897	61,886
Product rights and other intangibles, net	563,924	603,697
Goodwill	876,449	876,449

Total assets	$3,489,787	$3,472,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$382,050	$398,154
Income taxes payable	898	—
Short-term debt and current portion of long-term debt	2,949	6,241
Deferred revenue	14,592	21,754
Current deferred tax liabilities	24,378	18,778

Total current liabilities	424,867	444,927
Long-term debt	824,540	899,408
Deferred revenue	33,677	39,535
Other long-term liabilities	4,693	7,333
Other taxes payable	54,300	52,619
Deferred tax liabilities	177,276	178,740

Total liabilities	1,519,353	1,622,562

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	375	373
Additional paid-in capital	980,265	968,739
Retained earnings	1,290,669	1,179,737
Accumulated other comprehensive income	1,010	2,392
Treasury stock, at cost	(301,885)	(301,776)

Total stockholders’ equity	1,970,434	1,849,465

Total liabilities and stockholders’ equity	$3,489,787	$3,472,027

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$622,636	$603,005	$1,249,585	$1,274,610
Cost of sales (excludes amortization, presented below)	359,898	360,438	740,000	785,158

Gross profit	262,738	242,567	509,585	489,452

Operating expenses:
Research and development	39,216	35,503	77,231	73,311
Selling and marketing	57,504	51,897	113,584	107,060
General and administrative	46,791	45,261	97,344	93,316
Amortization	20,190	44,159	40,369	88,092

Total operating expenses	163,701	176,820	328,528	361,779

Operating income	99,037	65,747	181,057	127,673

Other (expense) income:
Loss on early extinguishment of debt	—	(1,681)	(1,095)	(4,410)
Interest income	1,685	1,803	3,994	4,732
Interest expense	(6,931)	(11,475)	(13,727)	(25,351)
Other income	2,080	3,034	7,433	6,437

Total other (expense) income, net	(3,166)	(8,319)	(3,395)	(18,592)

Income before income taxes	95,871	57,428	177,662	109,081
Provision for income taxes	35,568	21,019	66,730	41,060

Net income	$60,303	$36,409	$110,932	$68,021

Earnings per share:
Basic	$0.59	$0.36	$1.08	$0.67

Diluted	$0.53	$0.33	$0.98	$0.62

Weighted average shares outstanding:
Basic	102,728	102,093	102,676	102,178

Diluted	117,652	117,080	117,511	116,909

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,932	$68,021

Reconciliation to net cash provided by operating activities:
Depreciation	44,139	37,522
Amortization	40,369	88,091
Deferred income tax provision (benefit)	17,363	(20,188)
Provision for inventory reserve	22,231	26,946
Restricted stock and stock option compensation	9,256	6,910
Earnings on equity method investments	(5,828)	(3,723)
Gain on sale of securities	(1,355)	(2,472)
Loss on early extinguishment of debt	1,095	4,410
Loss on sale of fixed assets	284	917
Tax benefits from employee stock plans	78	767
Mark to market on embedded derivative	(3)	119
Other	(1,501)	2,016
Changes in assets and liabilities:
Accounts receivable, net	(30,054)	86,090
Inventories	(22,331)	(67,980)
Prepaid expenses and other current assets	7,724	33,873
Accounts payable and accrued expenses	(18,912)	(76,366)
Deferred revenue	(13,020)	(6,176)
Income taxes payable	5,145	18,058
Other assets	574	2,407

Total adjustments	55,254	131,221

Net cash provided by operating activities	166,186	199,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(28,908)	(35,465)
Acquisition of product rights and other intangibles	(596)	(368)
Proceeds from sale of marketable equity securities	3,878	2,548
Additions to marketable securities	(3,733)	(4,230)
Additions to long-term investments	—	(1,144)
Other, net	—	807

Net cash used in investing activities	(29,359)	(37,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(95,000)	(251,881)
Repurchase of common stock	(109)	—
Borrowings on short-term debt and other long-term liabilities	17,003	—
Proceeds from stock plans	2,194	11,172

Net cash used in financing activities	(75,912)	(240,709)

Net increase (decrease) in cash and cash equivalents	60,915	(79,319)
Cash and cash equivalents at beginning of period	204,554	154,171

Cash and cash equivalents at end of period	$265,469	$74,852

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — GENERAL
     Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacturing, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities predominantly in the United States of America (“U.S.”) and India with our key commercial market being the U.S.
     The accompanying condensed consolidated fFinancial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying condensed consolidated financial statements. The year end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$60,303	$36,409	$110,932	$68,021

Other comprehensive (loss) income:

Translation (loss) gain	(1,255)	867	(935)	1,085

Unrealized loss on securities, net of tax	(154)	(510)	(202)	(516)

Unrealized gain (loss) on cash flow hedge, net of tax	1,067	—	(245)	—

Total other comprehensive (loss) income	(342)	357	(1,382)	569

Total comprehensive income	$59,961	$36,766	$109,550	$68,590

Preferred and Common Stock
     As of June 30, 2008 and December 31, 2007 there were 2,500,000 shares of no par value per share preferred stock authorized, with none issued. As of June 30, 2008 and December 31, 2007, there were 500,000,000 shares of $0.0033 par value per share common stock authorized, with 113,875,000 and 113,115,000 shares issued and 104,415,000 and 103,658,000 outstanding, respectively. Of the issued shares, 9,460,000 and 9,457,000 shares were held as treasury shares as of June 30, 2008 and December 31, 2007, respectively.
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
     Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $300.9 million and $341.0 million at June 30, 2008 and December 31, 2007, respectively. Accounts payable and accrued liabilities include $41.9 million and $46.7 million at June 30, 2008 and December 31, 2007, respectively, for certain rebates and other amounts due to indirect customers.

     The following table summarizes the activity in the Company’s major categories of SRA (in thousands):

			Returns and
			Other	Cash
	Chargebacks	Rebates	Allowances	Discounts	Total
Balance at December 31, 2006	$164,480	$180,538	$42,489	$14,072	$401,579
Provision related to sales in six months ended June 30, 2007	600,978	215,883	98,362	35,104	950,327
Credits and payments	(616,994)	(229,595)	(66,985)	(36,072)	(949,646)

Balance at June 30, 2007	148,464	166,826	73,866	13,104	402,260
Provision related to sales in six months ended December 31, 2007	633,919	160,615	69,061	32,957	896,552
Credits and payments	(617,940)	(173,124)	(86,883)	(33,149)	(911,096)

Balance at December 31, 2007	164,443	154,317	56,044	12,912	387,716
Provision related to sales in six months ended June 30, 2008	614,899	150,773	83,276	32,886	881,834
Credits and payments	(643,532)	(167,311)	(82,564)	(33,380)	(926,787)

Balance at June 30, 2008	$135,810	$137,779	$56,756	$12,418	$342,763

Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the $575 million convertible contingent senior debentures (“CODES”), and the dilutive effect of share-based compensation arrangements outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the Company is required to add approximately 14.4 million shares associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted EPS for all periods in which the securities were outstanding. A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
EPS — basic
Net income	$60,303	$36,409	$110,932	$68,021

Basic weighted average common shares outstanding	102,728	102,093	102,676	102,178

EPS — basic	$0.59	$0.36	$1.08	$0.67

EPS — diluted
Net income	$60,303	$36,409	$110,932	$68,021
Add: Interest expense on CODES, net of tax	1,945	2,058	3,931	4,001

Net income, adjusted	$62,248	$38,467	$114,863	$72,022

Basic weighted average common shares outstanding	102,728	102,093	102,676	102,178
Effect of dilutive securities:
Conversion of CODES	14,357	14,357	14,357	14,357
Dilutive share-based compensation arrangements	567	630	478	374

Diluted weighted average common shares outstanding	117,652	117,080	117,511	116,909

EPS — diluted	$0.53	$0.33	$0.98	$0.62

     Stock awards to purchase 6.7 million and 7.1 million common shares for the three month periods ended June 30, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive. Stock awards to purchase 8.5 million and 8.6 million common shares for the six month periods ended June 30, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.
Derivatives
     During the year ended December 31, 2007, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. The Company’s interest rate swap agreements involve agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed upon notional amount. As of June 30, 2008, all of the derivative instruments entered into are designated as hedges of underlying exposures. The Company does not use any of these instruments for trading or speculative purposes.
     At June 30, 2008 and December 31, 2007, the notional amount of interest rate swaps entered into by the Company was $200.0 million. The fair value of the interest rate swap at June 30, 2008 and December 31, 2007 was a liability of $2.0 million and $1.6 million, respectively. The liability is presented within other long-term liabilities on the balance sheet at December 31, 2007 and within accounts payable and accrued expenses at June 30, 2008 as the interest rate swap expires in January 2009.
Share-Based Compensation
     The Company accounts for share-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values.
     As of June 30, 2008, the Company had $5.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.5 years. As of June 30, 2008, the Company had $24.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.1 years. During the six months ended June 30, 2008, the Company issued approximately 813,000 restricted stock grants with an aggregate intrinsic value of $22.5 million. No stock option grants were issued during the six months ended June 30, 2008.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair-Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see “NOTE 9 — FAIR VALUE MEASUREMENT”). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently reviewing the application of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and has not yet determined how the adoption of SFAS 157 will impact its condensed consolidated financial statements.
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

Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option of SFAS 159 for any specific assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. Early adoption is prohibited.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company currently has no minority interests and therefore expects the adoption of SFAS 160 will not have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS 161 and does not expect the adoption to have a material impact on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of FSP 142-3 will have on its consolidated financial statements.

NOTE 2 — OTHER INCOME
     Other income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings on equity method investments	$1,845	$2,284	$5,828	$3,723
Gain on sale of securities	—	683	1,355	2,472
Other income	235	67	250	242

	$2,080	$3,034	$7,433	$6,437

NOTE 3 — OPERATING SEGMENTS
     Watson has three reportable operating segments: Generic, Brand and Distribution. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s lines of Specialty Products and Nephrology products. Watson has aggregated its brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores in the U.S. The Distribution segment distributes generic pharmaceutical products and select brand pharmaceutical products manufactured by third parties to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices in the U.S. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales of Watson products, which are included in their respective Generic and Brand segment results.
     Segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments consisted of the following:

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$344,289	$101,466	$127,987	$573,742	$327,446	$96,924	$146,631	$571,001
Other	32,359	16,535	—	48,894	18,195	13,809	—	32,004

Net revenues	376,648	118,001	127,987	622,636	345,641	110,733	146,631	603,005
Cost of sales(1)	227,586	24,417	107,895	359,898	210,342	26,795	123,301	360,438

Gross profit(1)	149,062	93,584	20,092	262,738	135,299	83,938	23,330	242,567
Gross margin(1)	39.6%	79.3%	15.7%	42.2%	39.1%	75.8%	15.9%	40.2%
Research and development	29,125	10,091	—	39,216	23,968	11,535	—	35,503
Selling and marketing	13,825	29,574	14,105	57,504	13,197	26,373	12,327	51,897

Contribution	$106,112	$53,919	$5,987	166,018	$98,134	$46,030	$11,003	155,167

Contibution margin	28.2%	45.7%	4.7%	26.7%	28.4%	41.6%	7.5%	25.7%
General and administrative				46,791				45,261
Amortization				20,190				44,159

Operating income				$99,037				$65,747

Operating margin				15.9%				10.9%

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$686,748	$200,458	$272,889	$1,160,095	$738,921	$187,562	$292,071	$1,218,554
Other	56,656	32,834	—	89,490	31,345	24,711	—	56,056

Net revenues	743,404	233,292	272,889	1,249,585	770,266	212,273	292,071	1,274,610
Cost of sales(1)	457,309	51,943	230,748	740,000	482,965	52,010	250,183	785,158

Gross profit(1)	286,095	181,349	42,141	509,585	287,301	160,263	41,888	489,452
Gross margin(1)	38.5%	77.7%	15.4%	40.8%	37.3%	75.5%	14.3%	38.4%
Research and development	51,722	25,509	—	77,231	50,481	22,830	—	73,311
Selling and marketing	27,878	57,569	28,137	113,584	27,746	52,784	26,530	107,060

Contribution	$206,495	$98,271	$14,004	318,770	$209,074	$84,649	$15,358	309,081

Contibution margin	27.8%	42.1%	5.1%	25.5%	27.1%	39.9%	5.3%	24.2%
General and administrative				97,344				93,316
Amortization				40,369				88,092

Operating income				$181,057				$127,673

Operating margin				14.5%				10.0%

(1)	Excludes amortization of acquired intangibles including product rights.
NOTE 4 — INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at June 30, 2008 and December 31, 2007 is approximately $8.3 million and $15.1 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.
     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Raw materials	$105,518	$102,607
Work-in-process	53,079	45,851
Finished goods	332,104	342,143

Total inventories	$490,701	$490,601

NOTE 5 — LONG-TERM DEBT
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Senior Credit Facility, due 2011, bearing interest at LIBOR plus 0.75% (“2006 Credit Facility”)	$250,000	$325,000
CODES, face amount of $575 million, due 2023, net of unamortized discount	574,540	574,402
Other notes payable	2,949	6,247

	827,489	905,649
Less: Current portion	2,949	6,241

Total long-term debt	$824,540	$899,408

Senior Credit Facility
     During the six months ended June 30, 2008 and 2007, the Company made prepayments of the 2006 Credit Facility totaling $75.0 million and $250.0 million, respectively. As a result of these pre-payments, the Company’s results for the six months ended June 30, 2008 and 2007 reflect a $1.1 million and $4.4 million charge for losses on the early extinguishment of debt, respectively. As of June 30, 2008, $250.0 million is outstanding under the 2006 Credit Facility. The full amount outstanding on the 2006 Credit Facility is due November 2011.
NOTE 6 — BUSINESS RESTRUCTURING CHARGES
     During the first quarter of 2008, the Company announced efforts to reduce its cost structure with the planned closure of its manufacturing facilities in Carmel, New York and its distribution center in Brewster, New York. While the final closing date will depend on a number of factors, we anticipate these facilities will close by the end of 2010. Activity related to our business restructuring and facility rationalization activities for the six months ended June 30, 2008 consisted of the following:

				Accrual
				Balance at
(in thousands)	Charged	Cash	Non-cash	June 30,
	to Expense	Payments	Adjustments	2008
Cost of sales
Severence and retention	$12,816	$(718)	$—	$12,098
Product transfer costs	677	(176)	—	501
Facility decommission costs	277	(126)	—	151
Accelerated depreciation	3,793	—	(3,793)	—

	17,563	(1,020)	(3,793)	12,750

Operating expenses
Research and development	905	(752)	—	153
Selling, general and administrative	695	—	—	695

	1,600	(752)	—	848

Total restructuring charges	$19,163	$(1,772)	$(3,793)	$13,598

     Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Generic segment.

NOTE 7 — INCOME TAXES
     As of June 30, 2008, the liability for income taxes associated with uncertain tax positions increased to $94.0 million. This liability can be reduced by $50.8 million of offsetting tax benefits associated with the effects of timing differences, state income tax effects, and amounts arising from business combinations, which if recognized, would be recorded to goodwill. The net amount of $43.2 million, if recognized, would favorably affect the Company’s effective tax rate. Changes during the period to potential interest expense upon settlement were immaterial.
     The liability for income taxes associated with uncertain tax positions was $71.2 million at December 31, 2007. As of December 31, 2007, this liability can be reduced by $28.7 million of offsetting tax benefits. The net amount of $42.5 million, if recognized, would favorably affect the Company’s effective tax rate. In addition, none of these balances changed materially during the quarter ended March 31, 2008.
     As of June 30, 2008, the Company’s federal income tax returns for the years ended December 31, 2000 to 2003 remained under audit by the Internal Revenue Service (the “IRS”). The change in uncertain tax positions as of June 30, 2008 relates to issues raised by the IRS during the second quarter, 2008 in connection with their audit.
     Subsequent to June 30, 2008, the Company reached agreement with the IRS with respect to the audit and as a result anticipates in the next 12 months the amount of the liability for the uncertain tax benefits will decrease by approximately $36.7 million and the amount of the liability that would impact the rate would favorably change by approximately $3.0 million. Additionally, $1.0 million of accrued interest (net of tax benefits of $0.6 million) would no longer be required.
     The Federal Research and Development Credit expired at the end of 2007 and has not been extended into 2008. No tax benefit related to the Federal Research and Development Credit has been recorded in the six months ended June 30, 2008. Should this credit be extended through 2008, the Company’s effective tax rate will be reduced.
NOTE 8 — STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the six months ended June 30, 2008 consisted of the following (in thousands):

Stockholders’ equity, December 31, 2007	$1,849,465
Common stock issued under employee plans	2,194
Increase in additional paid-in capital for share-based compensation plans	9,256
Net income	110,932
Other comprehensive loss	(1,382)
Tax benefit from employee stock plans	78
Repurchase of common stock	(109)

Stockholders’ equity, June 30, 2008	$1,970,434

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

     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within SFAS 157 distinguishes three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at June 30, 2008 consisted of the following (in thousands):

	Fair Value Measurements as at June 30, 2008 Using:
	Total	Level 1	Level 2	Level 3
Marketable securities	$12,718	$12,718	$—	$—
Investments	165	165	—	—

Derivative liabilities	2,022	—	2,022	—
     Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. The fair value of derivative liabilities, consisting of interest rate swaps and an embedded derivative related to the CODES, are determined based on inputs that can be derived from information available in publicly quoted markets. Unrealized gains or losses on marketable securities, investments and interest rate swaps are recorded in accumulated other comprehensive income. Changes in the fair value of the embedded derivative related to the CODES are reflected as an adjustment to interest expense.
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
     Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. Both of the appeals remain pending. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Aventis”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro® . The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in New York have dismissed the actions. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In Wisconsin, the plaintiffs appealed and on May 9, 2006, the appellate court reversed the order of dismissal. On June 8, 2006, the defendants filed a petition for review in the Wisconsin Supreme Court. On July 13, 2007, the Wisconsin Supreme Court affirmed the decision of the appellate court, and remanded the case for further proceedings. On October 25, 2007, the circuit court stayed the matter pending the outcome of the appeals in the consolidated action. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On April 13, 2005, the Superior Court granted the parties’ joint application to stay the California case pending the outcome of the appeal of the consolidated case. In August 2007 the plaintiffs moved to lift the stay. The court denied the motion to lift the stay, but agreed to consider the matter again at a status conference to be scheduled in early 2008. A status conference was held on May 16, 2008, at which the court scheduled a further status conference for December 12, 2008. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.
     Governmental Reimbursement Investigations and Drug Pricing Litigation In November 1999, Schein Pharmaceutical, Inc., now known as Watson Pharma, Inc. (“Watson Pharma”) was informed by the U.S. Department of Justice that Watson Pharma, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. Watson Pharma has not been served in the qui tam action. A qui tam action is a civil lawsuit brought by an individual for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal as to Watson Pharma. The Company believes that the qui tam action relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam action may seek to recover damages from Watson Pharma based on its price reporting practices. Watson Pharma subsequently also received and responded to notices or subpoenas from the Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.
     Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided into two groups. The Company and its named subsidiaries are contained in a large group of defendants that is currently awaiting a ruling on the plaintiffs’ request for certification of classes of plaintiffs to maintain a class action against the drug company defendants. Certain other defendants, referred to as the “Track One” defendants, have proceeded on a more expedited basis. Classes were certified against these defendants, a trial has been completed with respect to some of the claims against this group of defendants, the presiding judge has issued a ruling granting judgment to the plaintiffs, that judgment is being appealed, and many of the claims have been settled. The Track Two Defendants, including the Company, have entered into a settlement agreement resolving all claims of the Track Two Defendants in the Consolidated Class Action. The total amount of the settlement for all of the Track Two Defendants is $125 million. On July 2, 2008, the United States District Court for the District of Massachusetts preliminarily approved the Track Two settlement. A hearing on final approval of the settlement is scheduled for December 16, 2008. The amount to be paid by each Track Two Defendant is confidential. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.
     The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by the Attorneys General of numerous states, including Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Idaho, South Carolina, Hawaii, Utah, and Iowa. State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of

the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461; State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Alpharma Inc., et al, Case No. 08-001565, in the District Court of Travis County, Texas; and United States of America ex rel. Ven-A-Care of the Florida Keys, Inc., Civil Action No. 08-10852, in the U.S. District Court for the District of Massachussetts.
     These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported Average Wholesale Price or Wholesale Acquisition Cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Most of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. The case brought on behalf of the Commonwealth of Massachusetts has passed its factual discovery deadline as to the Company and is currently involved in Court-ordered mediation. The case brought on behalf of Alabama is approaching trial as to some other defendants. Several of the cases have trials scheduled before the end of 2008, although it is not clear which defendants those trials will involve.
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
     Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, January 2005, January 2006, January 2007 and

January-February 2008, respectively, the first, second, third, fourth, fifth and sixth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 9, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. From February 20, 2007 through March 9, 2007, the FDA conducted another inspection of the facility. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection. In April 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations. The FDA conducted another inspection of the facility from October 18, 2007 through October 26, 2007. At the conclusion of the inspection, the FDA issued a Form 483 listing two observations made during the pre-approval portion of the inspection related to two pending Abbreviated New Drug Applications (“ANDAs”). No formal observations were made concerning the Company’s compliance with cGMP. The FDA conducted another inspection of the facility from June 16, 2008 through June 27, 2008. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and/or cash flows.
     Naproxen Sodium (Naprelan). In October 1998, Elan Corporation Plc sued Andrx Pharmaceuticals, Inc. (“Andrx”) in the United States District Court for the Southern District of Florida, alleging that Andrx’s pending ANDA for a generic version of Elan’s Naprelan® infringed Elan’s patent No. 5,637,320 (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 98-7164). In March 2002, the District Court issued an order that Elan’s patent was invalid, and in September 2002, Andrx commenced selling the 500mg strength of naproxen sodium, its generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for consideration of the March 2002 order invalidating its patent, and (ii) Andrx’s motion asking the District Court for a ruling on its non-infringement defenses. Both parties appealed that March 2003 decision (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 03-1354). On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether Andrx’s product infringes the Elan patent. On July 12, 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction, and the District Court instructed the parties to file briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals decision. The parties filed their briefs and are awaiting the court’s decision.
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
     Federal Trade Commission Investigations. The Company has received Civil Investigative Demands or requests for information from the Federal Trade Commission seeking information and documents related to the terms on which the Company has settled lawsuits initiated by patentees under the Hatch-Waxman Act. These investigations relate to the Company’s August 2006 settlement with Cephalon, Inc. related to the Company’s generic version of Provigil® (modafinil) and its September 2006 settlement with Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc. and Laboratories Besins Isovesco related to the Company’s generic version of AndroGel® (testosterone gel). Additionally, the Company has received a request for information related to the Company’s April 2007 agreement with Sandoz, Inc. related to the Company’s forfeiture of its entitlement to 180 days of marketing exclusivity for its 50 milligram dosage strength of its generic version of Toprol XL® (metoprolol xl). The Company believes these agreements comply with applicable laws and rules. However, if the Federal Trade Commission concludes that any of these agreements violate applicable antitrust laws or rules, it could initiate legal action against the Company. These actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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
     Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. Approximately 135 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 200 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Levonorgestrel/Ethinyl Estradiol Tablets (Seasonale®). On December 13, 2007, Duramed Pharmaceuticals, Inc. sued the Company and certain of its subsidiaries in the United States District Court for the District of New Jersey, alleging that sales of the Company’s QuasenseTM (levonorgestrel/ethinyl estradiol) tablets, the generic version of Duramed’s Seasonale® tablets, infringes Duramed’s U.S. Patent No. RE 39,861 (Duramed Pharmaceuticals, Inc. v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv05941). The complaint seeks damages and injunctive relief. On March 3, 2008, the Company answered the complaint. Discovery is ongoing. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonale®. Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Ferrlecit®. On March 28, 2008, we received a notice from Aventis contending that the distribution agreement for Ferrlecit® between certain affiliates of Aventis and the Company expires on February 18, 2009. The letter also acknowledged the Company’s position that the distribution agreement expires on December 31, 2009, and requested to conduct an expedited arbitration proceeding to resolve the dispute. By its terms, the distribution agreement, as amended, has a duration of ten (10) full calendar years after FDA market approval. Ferrlecit received FDA market approval on February 18, 1999. On April 9, 2008, the Company responded to Aventis, agreeing to arbitrate the disputes related to Ferrlecit® on an expedited basis. The parties are currently in discussions concerning the appropriate procedures to conduct an expedited arbitration proceeding, as well as a possible extension of the distribution agreement and related agreements beyond 2009. However, there can be no assurance that we will be able to negotiate extensions of these agreements on commercially reasonable terms, or at all. Our inability to negotiate extensions of these agreements on commercially reasonable terms, or an adverse finding in an arbitration proceeding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Overview
     Watson Pharmaceuticals, Inc. (“Watson”, the “Company” “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacturing, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities predominantly in the United States (“U.S.”) and India with our key commercial market being the U.S.

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
     Watson has three reportable operating segments: Generic, Brand and Distribution. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s Specialty Products and Nephrology product lines. Watson has aggregated its brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the “Anda” trade name. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales of Watson products, which are included in their respective Generic and Brand segment results.
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
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30, 2008				Three Months Ended June 30, 2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$344,289	$101,466	$127,987	$573,742	$327,446	$96,924	$146,631	$571,001
Other	32,359	16,535	—	48,894	18,195	13,809	—	32,004

Net revenues	376,648	118,001	127,987	622,636	345,641	110,733	146,631	603,005
Cost of sales(1)	227,586	24,417	107,895	359,898	210,342	26,795	123,301	360,438

Gross profit(1)	149,062	93,584	20,092	262,738	135,299	83,938	23,330	242,567
Gross margin(1)	39.6%	79.3%	15.7%	42.2%	39.1%	75.8%	15.9%	40.2%
Research and development	29,125	10,091	—	39,216	23,968	11,535	—	35,503
Selling and marketing	13,825	29,574	14,105	57,504	13,197	26,373	12,327	51,897

Contribution	$106,112	$53,919	$5,987	166,018	$98,134	$46,030	$11,003	155,167

Contibution margin	28.2%	45.7%	4.7%	26.7%	28.4%	41.6%	7.5%	25.7%
General and administrative				46,791				45,261
Amortization				20,190				44,159

Operating income				$99,037				$65,747

Operating margin				15.9%				10.9%

(1)	Excludes amortization of acquired intangibles including product rights.

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
     Net revenues in our Generic segment include product sales and other revenue. Our Generic segment product line includes a variety of products and dosage forms. Indications for this line include pregnancy prevention, pain management, depression, hypertension and smoking cessation. Dosage forms include oral solids, transdermals, injectables and transmucosals.
     Other revenue consists primarily of royalties and commission revenue.
     Net revenues from our Generic segment for the three months ended June 30, 2008 increased 9.0% or $31.0 million to $376.6 million compared to net revenues of $345.6 million from the prior year period. This increase in net revenues was mainly attributable to an increase in other revenue ($14.2 million) and sales of recently launched Authorized Generics ($14.0 million) in the three months ended June 30, 2008, including TiliaTM Fe and balsalazide disodium (both launched in the fourth quarter of 2007), alendronate sodium tablets (launched in the first quarter of 2008) and dronabinol (launched in the second quarter of 2008). Increases in net revenues from other new product launches were partially offset by price erosion within our base business.
     The increase in other revenue in the three months ended June 30, 2008 for the Generic segment was primarily related to the recognition of a $15.0 million milestone obligation for a 1999 Schein Pharmaceutical, Inc. (“Schein”) litigation settlement with Barr Pharmaceuticals, Inc. (“Barr”) related to Cenestin. Schein was acquired by Watson in 2000. Under the terms of the settlement, Schein relinquished any claim to rights in Cenestin in exchange for a payment by Barr of $15.0 million in 1999 and an additional $15.0 million if Cenestin achieved total profits, as defined in the settlement agreement, which equal or exceed $100.0 million in any continuous period of twenty consecutive calendar quarters or less prior to October 22, 2014. Barr achieved the $100.0 million milestone during the quarter ended June 30, 2008.
Gross Profit
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
     Gross profit for our Generic segment increased $13.8 million to $149.1 million in the three months ended June 30, 2008 compared to $135.3 million in the prior year period. The increase in gross profit was primarily due to an increase in other revenue ($14.2 million).
Research and Development Expenses
     Generic segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with the development of our products.

     Generic segment R&D expenses increased 21.5% or $5.1 million to $29.1 million in the three months ended June 30, 2008 compared to $24.0 million in the prior year period due to higher pre-launch validation costs associated with certain planned product launches ($3.7 million), costs associated with our Global Supply Chain Initiative ($0.9 million), increased R&D expenditures in India ($0.8 million) and a milestone payment incurred during the current period ($0.5 million).
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs.
     Generic segment selling and marketing expenses increased 4.8% or $0.6 million to $13.8 million in the three months ended June 30, 2008 compared to $13.2 million in the prior year period.
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
     Other revenue in the Brand segment consists primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenue also includes revenue recognized from R&D and licensing agreements.
     Net revenues from our Brand segment for the three months ended June 30, 2008 increased 6.6% or $7.3 million to $118.0 million compared to net revenues of $110.7 million in the prior year period. The increase was primarily attributable to higher sales within the Specialty Products group ($4.0 million) and higher other revenue ($2.7 million). The increase within the Specialty Products product line was primarily attributable to higher unit sales of Trelstar® as a result of promotional efforts.
Gross Profit (Gross Margin)
     Gross profit for our Brand segment increased $9.6 million to $93.6 million in the three months ended June 30, 2008 compared to $83.9 million in the prior year period. The increase in gross profit was primarily due to an increase in other revenues ($2.7 million) and higher sales and gross profit from the Specialty Products product group ($5.0 million).
     Gross margins for our Brand segment increased to 79.3% during the three months ended June 30, 2008 from 75.8% in the prior year period primarily due to favorable changes to product mix (1.6 percentage points) and an increase in other revenues (0.5 percentage points).

Research and Development Expenses
     Brand segment R&D expenses consist predominantly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.
     Brand segment R&D expenses decreased 12.5% or $1.4 million to $10.1 million in the three months ended June 30, 2008 compared to $11.5 million in the prior year period primarily due to reduced clinical study costs related to the development of silodosin and oxybutynin topical gel.
Selling and Marketing Expenses
     Brand segment selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.
     Brand segment selling and marketing expenses increased 12.1% or $3.2 million to $29.6 million in the three months ended June 30, 2008 as compared to $26.4 million in the prior year period primarily related to expenditures to support pre-launch activities related to silodosin and oxybutynin topical gel.
Distribution Segment
Net Revenues
     Our Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude Watson products, which are included in their respective Generic and Brand segment results.
     Net revenues from our Distribution segment for the three months ended June 30, 2008 decreased 12.7% or $18.6 million to $128.0 million compared to net revenues of $146.6 million in the prior year period primarily due to a reduced level of new product launches in the current period.
Gross Profit (Gross Margin)
     Gross profit for our Distribution segment decreased $3.2 million to $20.1 million in the three months ended June 30, 2008 compared to $23.3 million in the prior year period due to lower product sales. Gross margin was 15.7% during the three months ended June 30, 2008 compared to 15.9% in the prior year period.
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.
     Distribution segment selling and marketing expenses increased 14.4% or $1.8 million to $14.1 million in the three months ended June 30, 2008 as compared to $12.3 million in the prior year period primarily related to higher fuel surcharges and higher payroll costs in the current quarter.

Segment Contribution

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Segment contribution
Generic	$106,112	$98,134	$7,978	8.1%
Brand	53,919	46,030	7,889	17.1%
Distribution	5,987	11,003	(5,016)	(45.6)%

	$166,018	$155,167	$10,851	7.0%

as % of net revenues	26.7%	25.7%
     For more information on segment contribution, refer to above “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Corporate General and Administrative Expenses

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Corporate general and administrative expenses	$46,791	$45,261	$1,530	3.4%
as a % of net revenues	7.5%	7.5%
     Corporate general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which are general in nature and not directly related to specific segment operations.
     Corporate general and administrative expenses increased during the three months ended June 30, 2008 as compared to the same period of the prior year primarily due to costs incurred in the implementation of a new enterprise resource planning system at certain sites.
Amortization

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Amortization	$20,190	$44,159	$(23,969)	(54.3)%
as a % of net revenues	3.2%	7.3%
     The Company’s amortizable assets consist primarily of acquired product rights. For the three months ended June 30, 2008 amortization expense decreased 54.3% or $24.0 million as our Ferrlecit® product rights were fully amortized as of December 2007.

Loss on Early Extinguishment of Debt

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Loss on early extinguishment of debt	$—	$1,681	$(1,681)	(100.0)%
as a % of net revenues	0.0%	0.3%
     In November 2006, we entered into a Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks (the “2006 Credit Facility”). The 2006 Credit Facility was entered into in connection with the Company’s November 3, 2006 acquisition of Andrx Corporation (the “Andrx Acquisition”).
     During the quarter ended June 30, 2007, the Company prepaid $100.0 million of outstanding debt on the 2006 Credit Facility. As a result of this prepayment, our results for the quarter ended June 30, 2007 reflect debt repurchase charges of $1.7 million which consist of unamortized debt issue costs associated with the repurchased amount.
Interest Income

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Interest income	$1,685	$1,803	$(118)	(6.5)%
as a % of net revenues	0.3%	0.3%
     Interest income decreased for the three months ended June 30, 2008 due to a decrease in interest rates over the prior year period.
Interest Expense

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Interest expense — 2006 Credit Facility	$3,698	$8,076	$(4,378)
Interest expense — convertible contingent senior debentures due 2023 (“CODES”)	3,151	3,151	—
Change in derivative value	(60)	95	(155)
Interest expense — other	142	153	(11)

Interest expense	$6,931	$11,475	$(4,544)	(39.6)%

as a % of net revenues	1.1%	1.9%
     Interest expense decreased for the three months ended June 30, 2008 due to reduced levels of debt on the 2006 Credit Facility from prepayments made during 2007 and the first quarter of 2008.

Other Income

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Earnings on equity method investments	$1,845	$2,284	$(439)	(19.2)%
Gain on sale of securities	—	683	(683)	(100.0)%
Other income	235	67	168	250.7%

	$2,080	$3,034	$(954)	(31.4)%

as a % of net revenues	0.3%	0.5%
Earnings on Equity Method Investments
     The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.
     Earnings on equity method investments during the three months ended June 30, 2008 primarily represents our share of equity earnings in Scinopharm Taiwan, Ltd. (“Scinopharm”). Earnings on equity method investments for the three months ended June 30, 2007 primarily represented our share of earnings in Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Inc. (“Mylan”). On July 28, 2008 the Company sold its fifty percent interest in Somerset to Mylan.
Gain on Sale of Securities
     The 2007 gain on sale of securities resulted from the sale of our investment in Adheris, Inc. During the three months ended June 30, 2007, certain contingencies were removed relating to additional consideration on our sale of our investment in Adheris, Inc. Accordingly, the Company received common shares of inVentiv Health, Inc. (“inVentiv”) and cash as additional proceeds on the sale of its investment in Adheris, Inc. which was recorded as a gain on sale of securities in the quarter ended June 30, 2007.
Provision for Income Taxes

	Three Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Provision for income taxes	$35,568	$21,019	$14,549	69.2%
as a % of net revenues	5.7%	3.5%
Effective tax rate	37.1%	36.6%
     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, increases the effective tax rate.
     The provision for income taxes increased in the three months ended June 30, 2008 due to higher pre-tax earnings. The higher effective tax rate for the three months ended June 30, 2008, as compared to the same period of the prior year, primarily reflects the loss of the R&D tax credit which has not been extended in 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$686,748	$200,458	$272,889	$1,160,095	$738,921	$187,562	$292,071	$1,218,554
Other	56,656	32,834	—	89,490	31,345	24,711	—	56,056

Net revenues	743,404	233,292	272,889	1,249,585	770,266	212,273	292,071	1,274,610
Cost of sales(1)	457,309	51,943	230,748	740,000	482,965	52,010	250,183	785,158

Gross profit(1)	286,095	181,349	42,141	509,585	287,301	160,263	41,888	489,452
Gross margin(1)	38.5%	77.7%	15.4%	40.8%	37.3%	75.5%	14.3%	38.4%
Research and development	51,722	25,509	—	77,231	50,481	22,830	—	73,311
Selling and marketing	27,878	57,569	28,137	113,584	27,746	52,784	26,530	107,060

Contribution	$206,495	$98,271	$14,004	318,770	$209,074	$84,649	$15,358	309,081

Contibution margin	27.8%	42.1%	5.1%	25.5%	27.1%	39.9%	5.3%	24.2%
General and administrative				97,344				93,316
Amortization				40,369				88,092

Operating income				$181,057				$127,673

Operating margin				14.5%				10.0%

(1)	Excludes amortization of acquired intangibles including product rights.
Generic Segment
Net Revenues
     Net revenues from our Generic segment for the six months ended June 30, 2008 decreased 3.5% or $26.9 million to $743.4 million compared to net revenues of $770.3 million from the prior year period. Sales of certain Authorized Generics declined $62.2 million to $34.7 million compared to $96.9 million from the prior year period. Sales of Authorized Generics in the prior year period included oxycodone HCl controlled release tablets and pravastatin sodium tablets. Sales of Authorized Generics in the current year period included TiliaTM Fe and balsalazide disodium (both launched in the fourth quarter of 2007), alendronate sodium tablets (launched in the first quarter of 2008), dronabinol (launched in the second quarter of 2008) and pravastatin sodium tablets. The decrease in net product sales was offset in part by an increase in other revenue ($25.3 million). The increase in other revenue in the six months ended June 30, 2008 for the Generic segment was primarily related to royalties on sales by Sandoz, Inc. of metoprolol succinate 50 mg extended release tablets (which commenced during the third quarter of 2007) and the recognition of a $15.0 million milestone obligation related to Cenestin.
Gross Profit (Gross Margin)
     Gross profit for our Generic segment decreased $1.2 million to $286.1 million in the six months ended June 30, 2008 compared to $287.3 million in the prior year period. Gross profit was lower in the current year due to lower gross profit contribution from certain Authorized Generics ($19.7 million) and costs associated with our Global Supply Chain Initiative ($17.4 million) offset in part by higher other revenue ($25.3 million) recognized in the current year. The prior year period includes $5.6 million of excess capacity utilization charges from our Puerto Rico and Phoenix facilities. Our Puerto Rico manufacturing facility was closed in the first quarter of 2007 and our Phoenix manufacturing facility was closed in the second quarter of 2007.
     Gross margins for our Generic segment increased 1.2 percentage points to 38.5% for the six months ended June 30, 2008 from 37.3% in the prior year period. This increase in gross margin was primarily related to the increase in other revenue in the current period (2.2 percentage points) which was partially offset by a reduction in product margins (1.2 percentage points).
Research and Development Expenses
     Generic segment R&D expenses increased 2.5% or $1.2 million to $51.7 million in the six months ended June 30, 2008 compared to $50.5 million in the prior year period.
Selling and Marketing Expenses
     Generic segment selling and marketing expenses increased 0.5% or $0.1 million to $27.9 million in the six months ended June 30, 2008 compared to $27.7 million in the prior year period.
Brand Segment
Net Revenues
     Net revenues from our Brand segment for the six months ended June 30, 2008 increased 9.9% or $21.0 million to $233.3 million compared to net revenues of $212.3 million in the prior year period. The increase was primarily attributable to higher other revenues ($8.1 million), higher sales within the Specialty Products group ($6.8 million) and higher sales within the Nephrology group ($6.1 million). The increase within the Specialty Products group was primarily attributable to higher unit sales of Trelstar® as a result of promotional efforts. The increase within the Nephrology group was primarily attributable to customer buying patterns and lower sales in the prior year period due to the loss of a customer.
Gross Profit (Gross Margin)
     Gross profit for our Brand segment increased $21.1 million to $181.3 million in the six months ended June 30, 2008 compared to $160.3 million in the prior year period. The increase in gross profit was primarily due to an increase in other revenues ($8.1 million) and higher product sales within both the Specialty Products group and the Nephrology group.
     Gross margins for our Brand segment increased to 77.7% during the six months ended June 30, 2008 from 75.5% in the prior year period due to the increase in other revenues and favorable changes to product mix during the current year period.
Research and Development Expenses
     Brand segment R&D expenses increased 11.7% or $2.7 million to $25.5 million in the six months ended June 30, 2008 compared to $22.8 million in the prior year period primarily due to a $5.0 million milestone payment related to the filing of a New Drug Application for silodosin with the U.S. Food and Drug Administration which was partially offset by reduced clinical study costs during the current period related to the development of silodosin and oxybutynin topical gel.
Selling and Marketing Expenses
     Brand segment selling and marketing expenses increased 9.1% or $4.8 million to $57.6 million in the six months ended June 30, 2008 as compared to $52.8 million in the prior year period primarily related to expenditures in the current year period to support pre-launch activities related to silodosin and oxybutynin topical gel.

Distribution Segment
Net Revenues
     Net revenues from our Distribution segment for the six months ended June 30, 2008 decreased 6.6% or $19.2 million to $272.9 million compared to net revenues of $292.1 million in the prior year period primarily due to a reduced level of new product launches in the current period compared to the prior year period.
Gross Profit (Gross Margin)
     Gross profit for our Distribution segment increased to $42.1 million in the six months ended June 30, 2008 compared to $41.9 million in the prior year period. Gross margins also improved for our Distribution segment increasing to 15.4% during the six months ended June 30, 2008 from 14.3% in the prior year period. Distribution segment gross profit and gross margin improved in the current year period as the prior year period was negatively impacted by a $2.5 million acquisition-related inventory charge. The increase to gross profit in the current year period was partially offset by lower net revenues and contribution due to the reduced level of new product launches in the period.
Selling and Marketing Expenses
     Distribution segment selling and marketing expenses increased 6.1% or $1.6 million to $28.1 million in the six months ended June 30, 2008 as compared to $26.5 million in the prior year period primarily related to higher fuel surcharges and higher payroll costs in the current period.
Segment Contribution

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Segment contribution
Generic	$206,495	$209,074	$(2,579)	(1.2)%
Brand	98,271	84,649	13,622	16.1%
Distribution	14,004	15,358	(1,354)	(8.8)%

	$318,770	$309,081	$9,689	3.1%

as % of net revenues	25.5%	24.2%
     For more information on segment contribution, refer to above “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Corporate General and Administrative Expenses

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Corporate general and administrative expenses	$97,344	$93,316	$4,028	4.3%
as a % of net revenues	7.8%	7.3%
     Corporate general and administrative expenses increased during the six months ended June 30, 2008 as compared to the same period of the prior year primarily due to costs incurred in the implementation of a new enterprise resource planning system at certain sites.

Amortization

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Amortization	$40,369	$88,092	$(47,723)	(54.2)%
as a % of net revenues	3.2%	6.9%
     For the six months ended June 30, 2008 amortization expense decreased 54.2% or $47.7 million as our Ferrlecit® product rights were fully amortized as of December 2007.
Loss on Early Extinguishment of Debt

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Loss on early extinguishment of debt	$1,095	$4,410	$(3,315)	(75.2)%
as a % of net revenues	0.1%	0.3%
     During the six months ended June 30, 2008, the Company prepaid $75.0 million of outstanding debt on the 2006 Credit Facility. As a result of this prepayment, our results for the six months ended June 30, 2008 reflect debt repurchase charges of $1.1 million which consist of the write-off of unamortized debt issue costs associated with the repurchased amount.
     During the six months ended June 30, 2007, the Company prepaid $250.0 million on the 2006 Credit Facility. As a result of this prepayment, our results for the six months ended June 30, 2007 reflect a $4.4 million charge for debt repurchase charges.
Interest Income

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Interest income	$3,994	$4,732	$(738)	(15.6)%
as a % of net revenues	0.3%	0.4%
     Interest income decreased for the six months ended June 30, 2008 due to a decrease in interest rates over the prior year period.

Interest Expense

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Interest expense - 2006 Credit Facility	$7,610	$18,450	$(10,840)
Interest expense — CODES	6,302	6,302	—
Change in derivative value	(3)	119	(122)
Interest expense — other	(182)	480	(662)

Interest expense	$13,727	$25,351	$(11,624)	(45.9)%

as a % of net revenues	1.1%	2.0%
     Interest expense decreased for the six months ended June 30, 2008 due to reduced levels of debt on the 2006 Credit Facility from prepayments made during 2007 and the first quarter of 2008.
Other Income

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Earnings on equity method investments	$5,828	$3,723	$2,105	56.5%
Gain on sale of securities	1,355	2,472	(1,117)	(45.2)%
Other income	250	242	8	3.3%

	$7,433	$6,437	$996	15.5%

as a % of net revenues	0.6%	0.5%
Earnings on Equity Method Investments
     The increase in earnings on equity method investments during the six months ended June 30, 2008 primarily represents our share of equity earnings in Scinopharm. Scinopharm results for the six months ended June 30, 2008 increased over the prior year period due to new product launches during 2008. Earnings on equity method investments for the six months ended June 30, 2007 primarily represented our share of earnings in Somerset. On July 28, 2008 the Company sold its fifty percent interest in Somerset to Mylan.
Gain on Sale of Securities
     The 2008 and 2007 gain on sale of securities resulted from the sale of our investment in Adheris, Inc. During both periods, contingencies were removed relating to additional consideration on the Company’s sale of its investment in Adheris, Inc. Accordingly, the Company received common shares of inVentiv and cash as additional proceeds on its sale of our investment in Adheris, Inc. which was recorded as a gain on sale of securities in the six months ended June 30, 2008 and 2007, respectively.
Provision for Income Taxes

	Six Months Ended June 30,		Change
($ in thousands):	2008	2007	Dollars	%
Provision for income taxes	$66,730	$41,060	$25,670	62.5%
as a % of net revenues	5.3%	3.2%
Effective tax rate	37.6%	37.6%

     The provision for income taxes increased in the six months ended June 30, 2008 due to higher pre-tax earnings.
Liquidity and Capital Resources
Working Capital Position
     Working capital at June 30, 2008 and December 31, 2007 is summarized as follows:

	June 30,	December 31,	Increase
($ in thousands):	2008	2007	(Decrease)
Current assets:
Cash and cash equivalents	$265,469	$204,554	$60,915
Marketable securities	12,718	11,799	919
Accounts receivable, net of allowances	297,171	267,117	30,054
Inventories	490,701	490,601	100
Other	179,300	199,705	(20,405)

Total current assets	1,245,359	1,173,776	71,583

Current liabilities:
Accounts payable and accrued expenses	382,050	398,154	(16,104)
Income taxes payable	898	—	898
Current portion of long-term debt	2,949	6,241	(3,292)
Other	38,970	40,532	(1,562)

Total current liabilities	424,867	444,927	(20,060)

Working Capital	$820,492	$728,849	$91,643

Current Ratio	2.93	2.64

     Watson’s primary source of liquidity is cash from operations. Net working capital at June 30, 2008 was $820.5 million, compared to $728.8 million at December 31, 2007.
     We expect that 2008 cash flows from operating activities will continue to exceed net income. In addition, management expects that 2008 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs.
Cash Flows from Operations
     Summarized cash flow from operations is as follows:

	Six months ended June 30,
($ in thousands):	2008	2007
Net cash provided by operating activities	$166,186	$199,242
     Cash flows from operations represents net income adjusted for certain operations related non-cash items and changes in certain assets and liabilities. For the six months ended June 30, 2008, cash provided by operating activities was $166.2 million, compared to $199.2 million in the six months ended June 30, 2007. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Net cash provided by operations was lower in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to increases in accounts receivable during 2008 relative to significant decreases during the corresponding period of 2007. These 2008 reductions to cash flow from operations were partly offset by a significant decrease in 2007 accounts payable and accrued expense levels compared to the corresponding 2008 period.
Investing Cash Flows
     Our cash flows from investing activities are summarized as follows:

	Six months ended June 30,
($ in thousands):	2008	2007
Net cash used in investing activities	$29,359	$37,852
     Investing cash flows consist primarily of expenditures related to additions to property and equipment, investment and marketable security additions as well as proceeds from investment and marketable security sales. Net cash used in investing activities for the six months ended June 30, 2008 was lower than 2007 levels due primarily to lower capital expenditures as the 2007 period included the completion of certain projects in our newly acquired Florida facility.
Financing Cash Flows
     Our cash flows from financing activities are summarized as follows:

	Six months ended June 30,
($ in thousands):	2008	2007
Net cash used in financing activities	$75,912	$240,709
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock options. For the six months ended June 30, 2008, net cash used in financing activities was $75.9 million compared to $240.7 million used in financing activities during the six months ended June 30, 2007. Prepayments of the 2006 Credit Facility for the six months ended June 30, 2008 were $75.0 million compared to $250.0 million in the prior year period.
Debt and Borrowing Capacity
     Our outstanding debt obligations are summarized as follows:

	June 30,	December 31,	Increase
($ in thousands):	2008	2007	(Decrease)
Current portion of long-term debt	$2,949	$6,241	$(3,292)
Long-term debt	824,540	899,408	(74,868)

Total debt	$827,489	$905,649	$(78,160)

Debt to capital ratio	29.6%	32.9%
     During the six months ended June 30, 2008, we prepaid $75.0 million of the amount outstanding under the term loan facility of the 2006 Credit Facility. As a result of this prepayment, our results for the six months ended June 30, 2008 reflect a $1.1 million charge for losses on early extinguishment of debt. No principal payments are required on the term loan facility in 2008. As of June 30, 2008, we had not drawn any funds from the revolving credit facility of the 2006 Credit Facility and $250.0 million was outstanding on the term loan facility. The full amount outstanding on the 2006 Credit Facility is due November 2011.

     Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of June 30, 2008, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.45 billion;

•	maintenance of a maximum leverage ratio not greater than 3.0 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At June 30, 2008, our net worth was $1.97 billion, and our leverage ratio was 1.48 to 1.0. Our interest coverage ratio for the six months ended June 30, 2008 was 17.0 to 1.0.
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
Long-term Obligations
     At June 30, 2008, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2007.
Recent accounting pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair-Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (refer to “NOTE 9 — FAIR VALUE MEASUREMENT” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently reviewing the application of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and has not yet determined how the adoption of SFAS 157 will impact its condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option of SFAS 159 for any specific assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. Early adoption is prohibited.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company currently has no minority interests and therefore expects the adoption of SFAS 160 will not have a material impact on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS 161 and does not expect the adoption to have a material impact on its consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of FSP 142-3 will have on its consolidated financial statements.
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
Investment Risk
     As of June 30, 2008, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $58.9 million. Of this amount, we had equity-method investments of $56.2 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $2.4 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at June 30, 2008, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.6 million, $1.0 million and $1.2 million, respectively.
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
     Our portfolio of marketable securities include U.S. Treasury and agency securities classified as available-for-sale securities, with no security having a maturity in excess of two years. These securities are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe an increase in market rates would have a significant negative impact on the realized value of our portfolio.
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
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on June 30, 2008. As of June 30, 2008, the fair value of our CODES was $37.0 million less than the carrying value. The fair value of the embedded derivative related to the CODES and our interest rate swap derivative is based on net present value techniques using discounted expected future cash flows. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
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
     There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION AND SIGNATURES
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Legal Matters” in “NOTE 10 — CONTINGENCIES” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes from these risk factors during the six months ended June 30, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended June 30, 2008, the Company repurchased approximately 800 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $24,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our Annual Meeting of Stockholders held on May 9, 2008, the following proposals were set before the stockholders for their vote:

Proposal 1.	To elect four persons as Class I Directors to a three-year term and until their successors are duly elected and qualified.

	Paul M.	Michael J.	Albert F.	Catherine M.
	Bisaro	Fedida	Hummel	Klema
Votes “For”	87,340,833	87,312,722	87,303,319	79,512,128
Votes to “Withhold Authority”	2,471,554	2,499,665	2,509,068	10,300,259
     The terms of the following directors continued after the annual meeting:

Expiration
Class II	of Term
Jack Michelson	2009
Ronald R. Taylor	2009
Andrew L. Turner	2009

Class III
Allen Chao, Ph.D.*	2010
Michel J. Feldman	2010
Fred G. Weiss	2010

Proposal 2.	To ratify of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2008:

Votes “For”— 87,725,022 shares
Votes “Against”— 1,182,451 shares
Votes “Abstained”— 909,913 shares

* Allen Chao, Ph.D. resigned from the Board of Directors of Watson Pharmaceuticals, Inc. effective May 12, 2008 (refer to the Company’s Form 8-K dated May 12, 2008 for additional information).
ITEM 6. EXHIBITS
     (a) Exhibits:
     Reference is hereby made to the Exhibit Index on page 41.

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

Date: August 6, 2008

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended June 30, 2008

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