Form 10-Q
period 2008-09-30
WATSON PHARMACEUTICALS INC
filed 2008-10-31
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of October 24, 2008 was approximately 104,608,000.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosure about Market Risk	38

Item 4. Controls and Procedures	39

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	40

Signatures	41
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$339,354	$204,554
Marketable securities	12,683	11,799
Accounts receivable, net	314,475	267,117
Inventories	481,559	490,601
Prepaid expenses and other current assets	68,883	86,072
Deferred tax assets	106,311	113,633

Total current assets	1,323,265	1,173,776
Property and equipment, net	660,549	688,185
Investments and other assets	73,204	68,034
Deferred tax assets	76,360	61,886
Product rights and other intangibles, net	543,891	603,697
Goodwill	868,085	876,449

Total assets	$3,545,354	$3,472,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$353,745	$398,154
Income taxes payable	777	—
Short-term debt and current portion of long-term debt	3,217	6,241
Deferred revenue	16,281	21,754
Deferred tax liabilities	24,080	18,778

Total current liabilities	398,100	444,927
Long-term debt	824,609	899,408
Deferred revenue	33,786	39,535
Other long-term liabilities	4,848	7,333
Other taxes payable	51,983	52,619
Deferred tax liabilities	181,745	178,740

Total liabilities	1,495,071	1,622,562

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	376	373
Additional paid-in capital	991,409	968,739
Retained earnings	1,361,730	1,179,737
Accumulated other comprehensive (loss) income	(619)	2,392
Treasury stock, at cost	(302,613)	(301,776)

Total stockholders’ equity	2,050,283	1,849,465

Total liabilities and stockholders’ equity	$3,545,354	$3,472,027

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$640,691	$594,706	$1,890,276	$1,869,316
Cost of sales (excludes amortization, presented below)	386,655	346,420	1,126,655	1,131,578

Gross profit	254,036	248,286	763,621	737,738

Operating expenses:
Research and development	45,322	35,657	122,553	108,968
Selling and marketing	58,572	53,347	172,156	160,407
General and administrative	42,697	59,144	140,041	152,460
Amortization	20,200	44,159	60,569	132,251
Loss (gain) on asset sales and impairments	303	(6,118)	303	(6,118)

Total operating expenses	167,094	186,189	495,622	547,968

Operating income	86,942	62,097	267,999	189,770

Other income (expense):
Loss on early extinguishment of debt	—	—	(1,095)	(4,410)
Interest income	2,157	1,964	6,151	6,696
Interest expense	(7,005)	(10,125)	(20,732)	(35,476)
Other income	11,942	1,449	19,375	7,886

Total other income (expense), net	7,094	(6,712)	3,699	(25,304)

Income before income taxes	94,036	55,385	271,698	164,466
Provision for income taxes	22,975	20,779	89,705	61,839

Net income	$71,061	$34,606	$181,993	$102,627

Earnings per share:
Basic	$0.69	$0.34	$1.77	$1.00

Diluted	$0.62	$0.31	$1.60	$0.93

Weighted average shares outstanding:
Basic	102,893	102,453	102,749	102,266

Diluted	117,995	117,421	117,661	117,042

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$181,993	$102,627

Reconciliation to net cash provided by operating activities:
Depreciation	67,392	56,935
Amortization	60,569	132,250
Charge for asset impairment	303	4,499
Deferred income tax provision (benefit)	16,980	(15,509)
Provision for inventory reserve	35,940	36,908
Restricted stock and stock option compensation	14,055	10,337
Earnings on equity method investments	(9,561)	(5,409)
Gain on sale of securities	(9,605)	(2,131)
Loss on early extinguishment of debt	1,095	4,410
Loss (gain) on sale of fixed assets	1,697	(10,221)
Other	(4,344)	4,541
Changes in assets and liabilities:
Accounts receivable, net	(47,358)	111,852
Inventories	(26,898)	(48,654)
Prepaid expenses and other current assets	12,942	20,945
Accounts payable and accrued expenses	(45,789)	(142,957)
Deferred revenue	(10,703)	(10,712)
Income taxes payable	9,933	2,967
Other assets	(8,419)	3,047

Total adjustments	58,229	153,098

Net cash provided by operating activities	240,222	255,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(42,545)	(49,812)
Acquisition of product rights and other intangibles	(763)	(492)
Additions to goodwill	(1,441)	—
Proceeds from sale of marketable equity securities	4,793	3,223
Proceeds from sale of investments	8,250	—
Additions to marketable securities	(5,407)	(5,624)
Additions to long-term investments	—	(1,152)
Distribution from joint venture	1,052	715
Proceeds from sale of property, plant and equipment	789	14,385

Net cash used in investing activities	(35,272)	(38,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(95,633)	(252,910)
Repurchase of common stock	(837)	(1,731)
Borrowings on short-term debt and other long-term liabilities	17,909	1,655
Proceeds from stock plans	8,411	15,195

Net cash used in financing activities	(70,150)	(237,791)

Net increase (decrease) in cash and cash equivalents	134,800	(20,823)
Cash and cash equivalents at beginning of period	204,554	154,171

Cash and cash equivalents at end of period	$339,354	$133,348

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$71,061	$34,606	$181,993	$102,627

Other comprehensive (loss) income:
Translation (loss) gain	(1,964)	1,676	(2,899)	2,761
Unrealized (loss) gain on securities, net of tax	(543)	122	(745)	(395)
Unrealized gain (loss) on cash flow hedge, net of tax	878	(249)	633	(249)

Total other comprehensive (loss) income	(1,629)	1,549	(3,011)	2,117

Total comprehensive income	$69,432	$36,155	$178,982	$104,744

Preferred and Common Stock
     As of September 30, 2008 and December 31, 2007 there were 2,500,000 shares of no par value per share preferred stock authorized, with none issued. As of September 30, 2008 and December 31, 2007, there were 500,000,000 shares of $0.0033 par value per share common stock authorized, with 114,093,000 and 113,115,000 shares issued and 104,608,000 and 103,658,000 shares outstanding, respectively. Of the issued shares, 9,485,000 and 9,457,000 shares were held as treasury shares as of September 30, 2008 and December 31, 2007, respectively.
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
     Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $288.2 million and $341.0 million at September 30, 2008 and December 31, 2007, respectively. Accounts payable and accrued liabilities include $40.1 million and $46.7 million at September 30, 2008 and December 31, 2007, respectively, for certain rebates and other amounts due to indirect customers.

     The following table summarizes the activity in the Company’s major categories of SRA (in thousands):

			Returns and
			Other	Cash
	Chargebacks	Rebates	Allowances	Discounts	Total
Balance at December 31, 2006	$164,480	$180,538	$42,489	$14,072	$401,579
Provision related to sales in nine months ended September 30, 2007	909,497	296,333	122,717	51,001	1,379,548
Credits and payments	(925,744)	(323,243)	(114,244)	(51,968)	(1,415,199)

Balance at September 30, 2007	148,233	153,628	50,962	13,105	365,928
Provision related to sales in three months ended December 31, 2007	325,400	80,165	44,706	17,060	467,331
Credits and payments	(309,190)	(79,476)	(39,624)	(17,253)	(445,543)

Balance at December 31, 2007	164,443	154,317	56,044	12,912	387,716
Provision related to sales in nine months ended September 30, 2008	919,990	228,722	133,362	49,860	1,331,934
Credits and payments	(967,379)	(250,595)	(123,460)	(49,954)	(1,391,388)

Balance at September 30, 2008	$117,054	$132,444	$65,946	$12,818	$328,262

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
EPS — basic
Net income	$71,061	$34,606	$181,993	$102,627

Basic weighted average common shares outstanding	102,893	102,453	102,749	102,266

EPS — basic	$0.69	$0.34	$1.77	$1.00

EPS — diluted
Net income	$71,061	$34,606	$181,993	$102,627
Add: Interest expense on CODES, net of tax	1,988	1,905	5,919	5,906

Net income, adjusted	$73,049	$36,511	$187,912	$108,533

Basic weighted average common shares outstanding	102,893	102,453	102,749	102,266
Effect of dilutive securities:
Conversion of CODES	14,357	14,357	14,357	14,357
Dilutive share-based compensation arrangements	745	611	555	419

Diluted weighted average common shares outstanding	117,995	117,421	117,661	117,042

EPS — diluted	$0.62	$0.31	$1.60	$0.93

     Stock awards to purchase 5.6 million and 5.9 million common shares for the three month periods ended September 30, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive. Stock awards to purchase 6.8 million and 7.9 million common shares for the nine month periods ended September 30, 2008 and 2007, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.
Derivatives
     During the year ended December 31, 2007, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. The Company’s interest rate swap agreements involve agreements to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed upon notional amount. As of September 30, 2008, all of the derivative instruments entered into are designated as hedges of underlying exposures. The Company does not use any of these instruments for trading or speculative purposes.
     At September 30, 2008 and December 31, 2007, the notional amount of interest rate swaps entered into by the Company was $200.0 million. The fair value of the interest rate swap at September 30, 2008 and December 31, 2007 was a liability of $0.5 million and $1.6 million, respectively. The liability is presented within other long-term liabilities on the balance sheet at December 31, 2007 and within accounts payable and accrued expenses at September 30, 2008 as the interest rate swap expires in January 2009.
Share-Based Compensation
     The Company accounts for share-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values.
     As of September 30, 2008, the Company had $4.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.8 years. As of September 30, 2008, the Company had $21.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.0 years. During the nine months ended September 30, 2008, the Company issued approximately 864,000 restricted stock grants with an aggregate intrinsic value of $24.0 million. No stock option grants were issued during the nine months ended September 30, 2008.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair-Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see “NOTE 10 — FAIR VALUE MEASUREMENT”). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently reviewing the application of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and has not yet determined how the adoption of SFAS 157 will impact its condensed consolidated financial statements.
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

NOTE 2 — OTHER INCOME
     Other income (expense) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Earnings on equity method investments	$3,733	$1,686	$9,561	$5,409
Gain on sale of securities	8,250	—	9,605	2,472
Other (expense) income	(41)	(237)	209	5

	$11,942	$1,449	$19,375	$7,886

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
     Segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments consisted of the following:

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$352,190	$94,298	$170,933	$617,421	$326,231	$93,534	$129,875	$549,640
Other	11,593	11,677	—	23,270	31,489	13,577	—	45,066

Net revenues	363,783	105,975	170,933	640,691	357,720	107,111	129,875	594,706
Cost of sales(1)	212,367	30,224	144,064	386,655	210,931	22,089	113,400	346,420

Gross profit(1)	151,416	75,751	26,869	254,036	146,789	85,022	16,475	248,286
Gross margin(1)	41.6%	71.5%	15.7%	39.7%	41.0%	79.4%	12.7%	41.7%
Research and development	31,736	13,586	—	45,322	26,555	9,102	—	35,657
Selling and marketing	13,990	29,024	15,558	58,572	14,018	26,613	12,716	53,347

Contribution	$105,690	$33,141	$11,311	150,142	$106,216	$49,307	$3,759	159,282

Contibution margin	29.1%	31.3%	6.6%	23.4%	29.7%	46.0%	2.9%	26.8%
General and administrative				42,697				59,144
Amortization				20,200				44,159
Loss (gain) on asset sales and impairments				303				(6,118)

Operating income				$86,942				$62,097

Operating margin				13.6%				10.4%

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$1,038,938	$294,756	$443,822	$1,777,516	$1,065,152	$281,096	$421,946	$1,768,194
Other	68,249	44,511	—	112,760	62,834	38,288	—	101,122

Net revenues	1,107,187	339,267	443,822	1,890,276	1,127,986	319,384	421,946	1,869,316
Cost of sales(1)	669,676	82,167	374,812	1,126,655	693,896	74,099	363,583	1,131,578

Gross profit(1)	437,511	257,100	69,010	763,621	434,090	245,285	58,363	737,738
Gross margin(1)	39.5%	75.8%	15.5%	40.4%	38.5%	76.8%	13.8%	39.5%
Research and development	83,458	39,095	—	122,553	77,036	31,932	—	108,968
Selling and marketing	41,868	86,593	43,695	172,156	41,764	79,397	39,246	160,407

Contribution	$312,185	$131,412	$25,315	468,912	$315,290	$133,956	$19,117	468,363

Contibution margin	28.2%	38.7%	5.7%	24.8%	28.0%	41.9%	4.5%	25.1%
General and administrative				140,041				152,460
Amortization				60,569				132,251
Loss (gain) on asset sales and impairments				303				(6,118)

Operating income				$267,999				$189,770

Operating margin				14.2%				10.2%

(1)	Excludes amortization of acquired intangibles including product rights.
NOTE 4 — INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at September 30, 2008 and December 31, 2007 is approximately $16.6 million and $15.1 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.
     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Raw materials	$102,958	$102,607
Work-in-process	48,073	45,851
Finished goods	330,528	342,143

Total inventories	$481,559	$490,601

NOTE 5 — LONG-TERM DEBT
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Senior Credit Facility, due 2011, bearing interest at LIBOR plus 0.75% (“2006 Credit Facility”)	$250,000	$325,000
CODES, face amount of $575 million, due 2023, net of unamortized discount	574,609	574,402
Other notes payable	3,217	6,247

	827,826	905,649
Less: Current portion	3,217	6,241

Total long-term debt	$824,609	$899,408

Senior Credit Facility
     During the nine months ended September 30, 2008 and 2007, the Company made prepayments of the 2006 Credit Facility totaling $75.0 million and $250.0 million, respectively. As a result of these pre-payments, the Company’s results for the nine months ended September 30, 2008 and 2007 reflect a $1.1 million and $4.4 million charge for losses on the early extinguishment of debt, respectively. As of September 30, 2008, $250.0 million is outstanding under the 2006 Credit Facility. The full amount outstanding on the 2006 Credit Facility is due November 2011.
NOTE 6 — BUSINESS RESTRUCTURING CHARGES
     During the first quarter of 2008, the Company announced efforts to reduce its cost structure with the planned closure of its manufacturing facilities in Carmel, New York and its distribution center in Brewster, New York. While the final closing date will depend on a number of factors, we anticipate these facilities will close by the end of 2010. Activity related to our business restructuring and facility rationalization activities for the nine months ended September 30, 2008 consisted of the following:

				Accrual
				Balance at
	Charged	Cash	Non-cash	September 30,
(in thousands)	to Expense	Payments	Adjustments	2008
Cost of sales
Severance and retention	$13,909	$(1,570)	$—	$12,339
Product transfer costs	1,907	(1,393)	—	514
Facility decommission costs	588	(409)	—	179
Accelerated depreciation	5,600	—	(5,600)	—

	22,004	(3,372)	(5,600)	13,032

Operating expenses
Research and development	1,019	(752)	—	267
Selling, general and administrative	880	(28)	—	852

	1,899	(780)	—	1,119

Total restructuring charges	$23,903	$(4,152)	$(5,600)	$14,151

     Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Generic segment.
NOTE 7 — INCOME TAXES
     As of September 30, 2008, the Company reached agreement with Internal Revenue Service (the “IRS”) related to the examination of its federal income tax returns for the years ended December 31, 2000 to 2003 (the “Exam”). The resolution of the Exam represents substantially all of the changes in the amount of the liability for uncertain tax benefits including the amount of the liability that would impact the effective rate and the amount accrued for interest and penalties. As a result, the tax provision for the three months ended September 30, 2008 reflects a non-recurring benefit of $5.6 million for taxes and interest.
     At September 30, 2008, the liability for income taxes associated with uncertain tax positions decreased to $59.0 million. This liability can be reduced by $28.1 million of offsetting tax benefits associated with the effects of timing differences, state income tax effects, and amounts arising from business combinations, which if recognized, would be recorded to goodwill. The net amount of $31.0 million, if recognized, would favorably affect the Company’s effective tax rate.
     The liability for income taxes associated with uncertain tax positions was $71.2 million at December 31, 2007 and $94.0 million at June 30, 2008. These liabilities can be reduced by $28.7 million and $50.8 million, respectively, of offsetting tax benefits. The net amount of $42.5 million and $43.2 million, respectively, if recognized, would favorably affect the Company’s effective tax rate.
     At December 31, 2007 the Company had accrued $6.2 million of interest and penalties (net of tax benefit of $3.6 million) related to uncertain tax positions. Changes in prior periods were immaterial. At September 30, 2008, the Company had accrued $4.5 million of interest and penalties (net of tax benefit of $2.6 million) related to uncertain tax positions.
     The Federal Research and Development Credit expired at the end of 2007 but was extended retroactively to January 1, 2008 after the close of the period. Accordingly, no tax benefit related to the Federal Research and Development Credit has been recorded in the nine months ended September 30, 2008.
NOTE 8 — GOODWILL
     Changes in our goodwill balances for the nine months ended September 30, 2008 were as follows (in thousands):

	December 31,	Goodwill	September 30,
	2007	Adjustment	2008
Brand segment	$356,998	$(8,825)	$348,173
Generic segment	433,451	149	433,600
Distribution segment	86,000	312	86,312

Total goodwill	$876,449	$(8,364)	$868,085

     The $8.4 million net decrease in goodwill represents a $9.8 million reduction to goodwill initially recognized upon acquisition of Schein Pharmaceutical, Inc. in 2000 for the settlement of income tax contingencies related to the IRS examination for the years 2000 to 2003 which was partially offset by a $1.4 million payment to the IRS related to the Company’s acquisition of Andrx Corporation in November 2006 for the settlement of pre-acquisition income tax liabilities.

NOTE 9 — STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the nine months ended September 30, 2008 consisted of the following (in thousands):

Stockholders’ equity, December 31, 2007	$1,849,465
Common stock issued under employee plans	8,411
Increase in additional paid-in capital for share-based compensation plans	14,055
Net income	181,993
Other comprehensive loss	(3,011)
Tax benefit from employee stock plans	207
Repurchase of common stock	(837)

Stockholders’ equity, September 30, 2008	$2,050,283

NOTE 10 — FAIR VALUE MEASUREMENT
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
     Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at September 30, 2008 consisted of the following (in thousands):

	Fair Value Measurements as at September 30, 2008 Using:
	Total	Level 1	Level 2	Level 3
Marketable securities	$12,683	$12,683	$—	$—
Investments	106	106	—	—

Derivative liabilities	594	—	594	—
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
     Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383 ). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal. The appeal in the United States Court of Appeals for the Second Circuit remains pending. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, Florida and Wisconsin. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Aventis”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro ®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The courts hearing the cases in New York have dismissed the actions. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In Wisconsin, the plaintiffs appealed and on May 9, 2006, the appellate court reversed the order of dismissal. On June 8, 2006, the defendants filed a petition for review in the Wisconsin Supreme Court. On July 13, 2007, the Wisconsin Supreme Court affirmed the decision of the appellate court, and remanded the case for further proceedings. On October 25, 2007, the circuit court stayed the matter pending the outcome of the appeals in the consolidated action. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On April 13, 2005, the Superior Court granted the parties’ joint application to stay the California case pending the outcome of the appeal of the consolidated case. In August 2007 the plaintiffs moved to lift the stay. The court denied the motion to lift the stay, but agreed to consider the matter again at a status conference to be scheduled in 2008. A status conference was held on May 16, 2008, at which the court scheduled a further status conference for December 12, 2008. The court subsequently ordered the parties to submit a briefing schedule for summary judgment within thirty days of the Federal Circuit’s ruling. Accordingly, the parties will submit a proposed briefing schedule by November 14, 2008. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.
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
     The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states, including Texas, Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Idaho, South Carolina, Hawaii, Utah, and Iowa captioned as follows: State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461; State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Alpharma Inc., et al, Case No. 08-001565, in the District Court of Travis County, Texas; and United States of America ex rel. Ven-A-Care of the Florida Keys, Inc., Civil Action No. 08-10852, in the U.S. District Court for the District of Massachussetts.
     These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported Average Wholesale Price or Wholesale Acquisition Cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Most of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. The case brought on behalf of the Commonwealth of Massachusetts has passed its factual discovery deadline as to the Company and the parties are currently awaiting rulings on cross- motions for summary judgment as to some or all of the claims. The case brought against the Company on behalf of Alabama has been set for trial scheduled to begin in June of 2009.
     The City of New York filed an action in the United States District Court for the Southern District of New York on August 4, 2004, against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and was consolidated with several similar cases filed by individual New York counties. A corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-

CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint included as plaintiffs the City of New York and 30 New York counties. Since the filing of the Consolidated Complaint, cases brought by a total of 14 additional New York counties have been transferred to the District of Massachusetts. In February 2007, three of the New York counties’ cases were sent back to New York state court (Erie, Oswego and Schenectady counties). On April 5, 2007, an additional action raising similar allegations was filed by Orange County, New York (County of Orange v. Abbott Laboratories, Inc., et al. , United States District Court for the Southern District of New York, Case No. 07-CV-2777). The Company is therefore named as a defendant by the City of New York and 41 New York counties, consolidated in the District of Massachusetts case, as well as by four additional New York counties, with these cases pending in New York state court. Many of the state and county cases are included in consolidated or single-case mediation proceedings, and the Company is participating in these proceedings.
     Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and may have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     FDA Matters. In May 2002, Watson reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., and Allen Y. Chao , United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree with the FDA does not require any fine, a facility shutdown, product recalls or any reduction in production or service at the Company’s Corona facility. The consent decree applies only to the Corona facility and not other manufacturing sites. On July 9, 2008, the court entered an order dismissing Allen Y. Chao, the Company’s former President and Chief Executive Officer, from the action and from the consent decree. The decree requires Watson to ensure that its Corona, California facility complies with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations.
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
     Naproxen Sodium (Naprelan). In October 1998, Elan Corporation Plc sued Andrx Pharmaceuticals, Inc. (“Andrx”) in the United States District Court for the Southern District of Florida, alleging that Andrx’s pending ANDA for a generic version of Elan’s Naprelan ® infringed Elan’s patent No. 5,637,320 (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 98-7164). In March 2002, the District Court issued an order that Elan’s patent was invalid, and in September 2002, Andrx commenced selling the 500mg strength of naproxen sodium, its generic version of Naprelan ®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for consideration of the March 2002 order invalidating its patent, and (ii) Andrx’s motion asking the District Court for a ruling on its non-infringement defenses. Both parties appealed that March 2003 decision (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 03-1354). On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the Elan patent was invalid, and remanded the case back to the District Court for a determination as to whether Andrx’s product infringes the Elan patent. On July 12, 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction, and the District Court instructed the parties to file briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals decision. On August 13, 2008, the District Court ruled that the Company’s naproxen sodium product infringes Elan’s patent No. 5,637,320, and that the infringement was willful. The company voluntarily discontinued sales of its naproxen sodium product on August 13, 2008, and intends to appeal the District Court’s decision.
     In January 2005, Elan filed a complaint in the U.S. District Court for the Southern District of Florida seeking willful damages as a result of Andrx’s sale of its generic version of Naprelan ® (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 058-60158). In February 2005, Andrx filed its answer to Elan’s January 2005 complaint and filed a counterclaim for declaratory relief for unenforceability due to inequitable conduct and for non-infringement and invalidity of the applicable patent. The trial of this matter has been scheduled for April 27, 2009. Discovery is ongoing. The Company sold its 500mg strength naproxen sodium product from September 2002 until August 13, 2008. The Company is unable to estimate the ultimate amount of liability or financial impact, if any, of these matters as of the filing of this Quarterly Report. A final adverse determination of either of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Federal Trade Commission Investigations. The Company has received Civil Investigative Demands or requests for information from the Federal Trade Commission seeking information and documents related to the terms on which the Company has settled lawsuits initiated by patentees under the Hatch-Waxman Act. These investigations relate to the Company’s August 2006 settlement with Cephalon, Inc. related to the Company’s generic version of Provigil ® (modafinil) and its September 2006 settlement with Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc. and Laboratories Besins Isovesco related to the Company’s generic version of AndroGel ® (testosterone gel). Additionally, the Company has received a request for information related to the Company’s April 2007 agreement with Sandoz, Inc. related to the Company’s forfeiture of its entitlement to 180 days of marketing exclusivity for its 50 milligram dosage strength of its generic version of Toprol XL ® (metoprolol xl). The Company believes these agreements comply with applicable laws and rules. However, if the Federal Trade Commission concludes that any of these agreements violate applicable antitrust laws or rules, it could initiate legal action against the Company. These actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Department of Health and Human Services Subpoena. In December 2003, the Company’s subsidiary, Watson Pharma, received a subpoena from the Office of the Inspector General (“OIG”) of the Department of Health and Human Services. The subpoena requested documents relating to physician meetings conducted during 2002 and

2003 related to Watson Pharma’s Ferrlecit ® intravenous iron product. Watson Pharma provided the requested documents and has not been contacted again by the OIG for several years. However, the Company cannot predict what additional actions, if any, may be taken by the OIG, Department of Health and Human Services, or other governmental entities.
     Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. Approximately 117 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 180 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Levonorgestrel/Ethinyl Estradiol Tablets (Seasonale®). On December 13, 2007, Duramed Pharmaceuticals, Inc. sued the Company and certain of its subsidiaries in the United States District Court for the District of New Jersey, alleging that sales of the Company’s Quasense TM (levonorgestrel/ethinyl estradiol) tablets, the generic version of Duramed’s Seasonale ® tablets, infringes Duramed’s U.S. Patent No. RE 39,861 (Duramed Pharmaceuticals, Inc. v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv05941). The complaint seeks damages and injunctive relief. On March 3, 2008, the Company answered the complaint. Discovery is ongoing. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonale ®. Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Ferrlecit®. On March 28, 2008, we received a notice from Aventis contending that the distribution agreement for Ferrlecit ® between certain affiliates of Aventis and the Company expires on February 18, 2009. The letter also acknowledged the Company’s position that the distribution agreement expires on December 31, 2009, and requested to conduct an expedited arbitration proceeding to resolve the dispute. By its terms, the distribution agreement, as amended, has a duration of ten (10) full calendar years after FDA market approval. Ferrlecit received FDA market approval on February 18, 1999. On April 9, 2008, the Company responded to Aventis, agreeing to arbitrate the disputes related to Ferrlecit ® on an expedited basis. The arbitration is pending. Additionally, the parties are continuing to discuss a possible extension of the distribution agreement and related agreements beyond 2009. However, there can be no assurance that we will be able to negotiate extensions of these agreements on commercially reasonable terms, or at all. Our inability to negotiate extensions of these agreements on commercially reasonable terms, or an adverse finding in an arbitration proceeding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
     Oxytrol® Litigation. (Watson Laboratories, Inc. v. Barr Laboratories, Inc., et al. Case No. 08-793) In September 2008, the Company received a notice letter from Barr Laboratories, Inc. (“Barr”) stating that Barr had filed an ANDA with the FDA seeking approval of a generic version of the Company’s Oxytrol (oxybutynin transdermal system) product. Barr’s notice letter included a certification under the Hatch-Waxman Act contending that patents listed in the FDA Orange Book for the Company’s Oxytrol product are invalid or not infringed by Barr’s ANDA. On October 23, 2008, the Company’s subsidiary, Watson Laboratories, Inc., filed suit against Barr and its parent company, Barr Pharmaceuticals, Inc., in the United States District Court for the District of Delaware, alleging that Barr’s generic version of Oxytrol infringes the Company’s patents. Under applicable law, the filing of the lawsuit stays any FDA approval of Barr’s ANDA until the earlier of a District Court judgment in Barr’s favor, or thirty months from the date the Company received Barr’s notice letter. The Company believes it has substantial, meritorious claims against Barr. However, if Barr succeeds in obtaining final FDA approval of a generic version of Oxytrol and commences sales of its product, it could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended September 30, 2008				Three Months Ended September 30, 2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$352,190	$94,298	$170,933	$617,421	$326,231	$93,534	$129,875	$549,640
Other	11,593	11,677	—	23,270	31,489	13,577	—	45,066

Net revenues	363,783	105,975	170,933	640,691	357,720	107,111	129,875	594,706
Cost of sales(1)	212,367	30,224	144,064	386,655	210,931	22,089	113,400	346,420

Gross profit(1)	151,416	75,751	26,869	254,036	146,789	85,022	16,475	248,286
Gross margin(1)	41.6%	71.5%	15.7%	39.7%	41.0%	79.4%	12.7%	41.7%
Research and development	31,736	13,586	—	45,322	26,555	9,102	—	35,657
Selling and marketing	13,990	29,024	15,558	58,572	14,018	26,613	12,716	53,347

Contribution	$105,690	$33,141	$11,311	150,142	$106,216	$49,307	$3,759	159,282

Contibution margin	29.1%	31.3%	6.6%	23.4%	29.7%	46.0%	2.9%	26.8%
General and administrative				42,697				59,144
Amortization				20,200				44,159
Loss (gain) on asset sales and impairments				303				(6,118)

Operating income				$86,942				$62,097

Operating margin				13.6%				10.4%

(1)	Excludes amortization of acquired intangibles including product rights.
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
     Net revenues from our Generic segment for the three months ended September 30, 2008 increased 1.7% or $6.1 million to $363.8 million compared to net revenues of $357.7 million from the prior year period. This increase in net revenues was mainly attributable to new product launches ($42.0 million), including fentanyl transdermal patch (launched at the end of the third quarter of 2007), omeprazole delayed-release capsules 40 mg (launched in the third quarter of 2008) and clarithromycin extended-release tablets (launched in the first quarter of 2008) as well as net revenues from recently launched Authorized Generics ($19.0 million) in the three months ended September 30, 2008, including TiliaTM Fe and balsalazide disodium (both launched in the fourth quarter of 2007), alendronate sodium tablets (launched in the first quarter of 2008) and dronabinol (launched in the second quarter of 2008). Increases in net revenues from new product launches were partially offset by a decrease in other revenue ($19.9 million), a decrease in net revenues from the sale of oral contraceptives and price erosion within our base business.

     The decrease in other revenue in the three months ended September 30, 2008 compared to the prior year period for the Generic segment was primarily related to reduced royalties on sales by Sandoz, Inc. of metoprolol succinate 50 mg extended release tablets (which commenced during the third quarter of 2007) and reduced royalties on sales by GlaxoSmithkline of Wellbutrin XL® 150 mg due to increased competition. Both items combined resulted in a reduction in royalties in the quarter totaling $18.9 million.
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
     Gross profit for our Generic segment increased $4.6 million to $151.4 million in the three months ended September 30, 2008 compared to $146.8 million in the prior year period. The increase in gross profit was primarily due to gross profit contribution from new product launches and recently launched Authorized Generics ($35.9 million) partially offset by a decrease in other revenue ($19.9 million), a decrease in gross profit from the sale of oral contraceptives and costs associated with our Global Supply Chain Initiative ($4.4 million).
Research and Development Expenses
     Generic segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with the development of our products.
     Generic segment R&D expenses increased 19.5% or $5.2 million to $31.7 million in the three months ended September 30, 2008 compared to $26.6 million in the prior year period primarily due to higher biostudy and test chemical costs ($2.0 million) and increased R&D expenditures in India ($2.0 million).
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs.
     Generic segment selling and marketing expenses were $14.0 million in the three months ended September 30, 2008 compared to $14.0 million in the prior year period.
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
     Net revenues from our Brand segment for the three months ended September 30, 2008 decreased 1.1% or $1.1 million to $106.0 million compared to net revenues of $107.1 million in the prior year period. The decrease was primarily attributable to a decrease in product revenue, royalties and deferred revenue relating to our obligation to manufacture and supply certain brand products to third parties ($3.8 million) which was partially offset by higher sales within the Specialty Products group.
Gross Profit (Gross Margin)
     Gross profit for our Brand segment decreased $9.3 million to $75.8 million in the three months ended September 30, 2008 compared to $85.0 million in the prior year period. Gross margin decreased to 71.5% during the three months ended September 30, 2008 compared to 79.4% in the prior year period. The decrease in gross profit and gross margin was primarily due to the recording of a $7.7 million reserve against inventory for INFeD® pending the resolution of potential quality issues with certain batches of active pharmaceutical ingredient received from a supplier.
Research and Development Expenses
     Brand segment R&D expenses consist predominantly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.
     Brand segment R&D expenses increased 49.3% or $4.5 million to $13.6 million in the three months ended September 30, 2008 compared to $9.1 million in the prior year period primarily due to higher license and filing fees ($2.3 million) and increased clinical study costs ($0.7 million) related to the development of RAPAFLOTM (silodosin) and oxybutynin topical gel and higher labor costs.
Selling and Marketing Expenses
     Brand segment selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.
     Brand segment selling and marketing expenses increased 9.1% or $2.4 million to $29.0 million in the three months ended September 30, 2008 as compared to $26.6 million in the prior year period primarily related to expenditures to support pre-launch activities related to RAPAFLOTM and oxybutynin topical gel.
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
     Net revenues from our Distribution segment for the three months ended September 30, 2008 increased 31.6% or $41.1 million to $170.9 million compared to net revenues of $129.9 million in the prior year period primarily due to an increase in net revenues from new products launched since the third quarter of 2007 ($56.4 million) which was partially offset by lower levels of sales in the current period from 2007 product launches ($5.8 million) and reduced net revenues due to price erosion.

Gross Profit (Gross Margin)
     Gross profit for our Distribution segment increased $10.4 million to $26.9 million in the three months ended September 30, 2008 compared to $16.5 million in the prior year period primarily due to higher product sales. Gross margin increased to 15.7% during the three months ended September 30, 2008 compared to 12.7% in the prior year period primarily due to lower product acquisition costs.
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.
     Distribution segment selling and marketing expenses increased 22.3% or $2.8 million to $15.6 million in the three months ended September 30, 2008 as compared to $12.7 million in the prior year period primarily due to higher freight costs related to the increased level of net revenues and higher fuel surcharges ($1.6 million) and higher commissions ($0.6 million) on the increased level of net revenues.
Segment Contribution

	Three Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Segment contribution
Generic	$105,690	$106,216	$(526)	(0.5)%
Brand	33,141	49,307	(16,166)	(32.8)%
Distribution	11,311	3,759	7,552	200.9%

	$150,142	$159,282	$(9,140)	(5.7)%

as a % of net revenues	23.4%	26.8%
     For more information on segment contribution, refer to above “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Corporate General and Administrative Expenses

	Three Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Corporate general and administrative expenses	$42,697	$59,144	$(16,447)	(27.8)%
as a % of net revenues	6.7%	9.9%
     Corporate general and administrative expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs, which are general in nature and not directly related to specific segment operations.
      Corporate general and administrative expenses decreased during the three months ended September 30, 2008 as compared to the same period of the prior year as a result of a favorable settlement of a tax-related liability due to the resolution of the Internal Revenue Service (“IRS”) audit for the Company’s 2000 to 2003 tax years ($5.9 million) in the current year period. In addition, the prior year period was negatively impacted by higher levels of legal accruals ($8.5 million) and severance accruals ($4.5 million).

Amortization

	Three Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Amortization	$20,200	$44,159	$(23,959)	(54.3)%
as a % of net revenues	3.2%	7.4%
     The Company’s amortizable assets consist primarily of acquired product rights. For the three months ended September 30, 2008 amortization expense decreased 54.3% or $24.0 million as our Ferrlecit® product rights were fully amortized as of December 2007.
Loss (Gain) on Asset Sales and Impairments

	Three Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Loss (gain) on asset sales and impairments	$303	$(6,118)	$6,421	(105.0)%
as a % of net revenues	0.0%	(1.0)%
     For the three months ended September 30, 2007, we recorded a gain on sale of our Phoenix facility in the amount of $10.6 million and also recorded an additional impairment of our Puerto Rico facility in the amount of $4.5 million. For the three months ended September 30, 2008, we recorded a loss on disposal of idle property, plant and equipment related to our current and former manufacturing facilities in Florida and Puerto Rico.
Interest Income

	Three Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Interest income	$2,157	$1,964	$193	9.8%
as a % of net revenues	0.3%	0.3%
     Interest income increased for the three months ended September 30, 2008 due to an increase in invested cash balances over the prior year period.

Interest Expense

	Three Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Interest expense — 2006 Credit Facility	$3,709	$6,889	$(3,180)
Interest expense — convertible contingent senior debentures due 2023 (“CODES”)	3,151	3,151	—
Change in derivative value	—	(103)	103
Interest expense — other	145	188	(43)

	$7,005	$10,125	$(3,120)	(30.8)%

as a % of net revenues	1.1%	1.7%
     Interest expense decreased for the three months ended September 30, 2008 primarily due to reduced levels of debt on the 2006 Credit Facility from prepayments made during the fourth quarter of 2007 and the first quarter of 2008.
Other Income

	Three Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Earnings on equity method investments	$3,733	$1,686	$2,047	121.4%
Gain on sale of securities	8,250	—	8,250	N/A
Other expense	(41)	(237)	196	(82.7)%

	$11,942	$1,449	$10,493	724.2%

as a % of net revenues	1.9%	0.2%
Earnings on Equity Method Investments
     The Company’s equity investments are accounted for under the equity method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.
     Earnings on equity method investments during the three months ended September 30, 2008 primarily represents our share of equity earnings in Scinopharm Taiwan, Ltd. (“Scinopharm”). Earnings on equity method investments for the three months ended September 30, 2007 primarily represented our share of earnings in Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Inc. (“Mylan”).
Gain on Sale of Securities
     On July 28, 2008 the Company sold its fifty percent interest in Somerset to Mylan.

Provision for Income Taxes

	Three Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Provision for income taxes	$22,975	$20,779	$2,196	10.6%
Effective tax rate	24.4%	37.5%
     The lower effective tax rate for the three months ended September 30, 2008, as compared to the same period of the prior year, is primarily due to the resolution of the Company’s federal income tax return examination (the“Exam”) with the IRS for the years ended December 31, 2000 to 2003 (8.8%) and a tax benefit related to the sale of Somerset (4.3%).
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$1,038,938	$294,756	$443,822	$1,777,516	$1,065,152	$281,096	$421,946	$1,768,194
Other	68,249	44,511	—	112,760	62,834	38,288	—	101,122

Net revenues	1,107,187	339,267	443,822	1,890,276	1,127,986	319,384	421,946	1,869,316
Cost of sales(1)	669,676	82,167	374,812	1,126,655	693,896	74,099	363,583	1,131,578

Gross profit(1)	437,511	257,100	69,010	763,621	434,090	245,285	58,363	737,738
Gross margin(1)	39.5%	75.8%	15.5%	40.4%	38.5%	76.8%	13.8%	39.5%
Research and development	83,458	39,095	—	122,553	77,036	31,932	—	108,968
Selling and marketing	41,868	86,593	43,695	172,156	41,764	79,397	39,246	160,407

Contribution	$312,185	$131,412	$25,315	468,912	$315,290	$133,956	$19,117	468,363

Contibution margin	28.2%	38.7%	5.7%	24.8%	28.0%	41.9%	4.5%	25.1%
General and administrative				140,041				152,460
Amortization				60,569				132,251
Loss (gain) on asset sales and impairments				303				(6,118)

Operating income				$267,999				$189,770

Operating margin				14.2%				10.2%

(1)	Excludes amortization of acquired intangibles including product rights.
Generic Segment
Net Revenues
     Net revenues from our Generic segment for the nine months ended September 30, 2008 decreased 1.8% or $20.8 million to $1,107.2 million compared to net revenues of $1,128.0 million from the prior year period. Sales of certain Authorized Generics declined $49.0 million to $54.1 million compared to $103.1 million from the prior year period. Sales of Authorized Generics in the prior year period included oxycodone HCl controlled release tablets and pravastatin sodium tablets. Sales of Authorized Generics in the current year period included TiliaTM Fe and balsalazide disodium (both launched in the fourth quarter of 2007), alendronate sodium tablets (launched in the first quarter of 2008), dronabinol (launched in the second quarter of 2008) and pravastatin sodium tablets. In addition, net revenues from the sale of oral contraceptives (excluding TiliaTM Fe) declined $30.3 million and price erosion within our base business resulted in lower net revenues compared to the prior year period. The decrease in net product sales was partially offset by an increase in net revenues from other new product launches ($93.1 million), including fentanyl transdermal patch (launched at the end of the third quarter of 2007), albuterol sulfate (launched in the fourth quarter of 2007), clarithromycin extended-release tablets (launched in the first quarter of 2008) and omeprazole delayed-release capsules 40 mg (launched in the third quarter of 2008) and an increase in other revenue ($5.4 million).
Gross Profit
     Gross profit for our Generic segment increased $3.4 million to $437.5 million in the nine months ended September 30, 2008 compared to $434.1 million in the prior year period. Gross profit was higher in the current year period due to gross profit contribution from new product launches ($59.1 million) including fentanyl transdermal patch, albuterol sulfate, clarithromycin and omeprazole and higher other revenue ($5.4 million). The prior year period was also negatively impacted by $6.6 million of excess capacity utilization charges from our Puerto Rico and Phoenix facilities. Our Puerto Rico manufacturing facility was closed in the first quarter of 2007 and our Phoenix manufacturing facility was closed in the second quarter of 2007. These increases to gross profit in the current year period were partially offset by lower gross profit contribution from certain Authorized Generics ($16.7 million), lower gross profit contribution from oral contraceptives (excluding TiliaTM Fe) ($25.0 million) and costs associated with our Global Supply Chain Initiative ($22.0 million).
Research and Development Expenses
     Generic segment R&D expenses increased 8.3% or $6.4 million to $83.5 million in the nine months ended September 30, 2008 compared to $77.0 million in the prior year period due to higher pre-launch validation costs ($4.0 million), increased R&D expenditures in India ($3.0 million), higher facility costs ($3.0 million) and costs associated with our Global Supply Chain Initiative ($0.8 million) which were partly offset in part by lower biostudy costs ($4.0 million).
Selling and Marketing Expenses
     Generic segment selling and marketing expenses were $41.9 million in the nine months ended September 30, 2008 compared to $41.8 million in the prior year period.
Brand Segment
Net Revenues
     Net revenues from our Brand segment for the nine months ended September 30, 2008 increased 6.2% or $19.9 million to $339.3 million compared to net revenues of $319.4 million in the prior year period. The increase was primarily attributable to higher other revenues ($6.2 million), higher sales within the Specialty Products group ($8.8 million) and higher sales within the Nephrology group ($4.8 million). The increase in the Specialty Products group was primarily attributable to higher unit sales of Trelstar® as a result of promotional efforts and the introduction of the MixjectTM delivery system. The increase within the Nephrology group was primarily attributable to customer buying patterns and lower sales in the prior year period due to the loss of a customer.

Gross Profit (Gross Margin)
     Gross profit for our Brand segment increased $11.8 million to $257.1 million in the nine months ended September 30, 2008 compared to $245.3 million in the prior year period. The increase in gross profit was primarily due to an increase in other revenues ($6.2 million) and higher product sales within both the Specialty Products group and the Nephrology group partially offset by a $7.7 million inventory reserve for INFeD® pending the resolution of potential quality issues with certain batches of active pharmaceutical ingredient received from a supplier.
     Gross margins for our Brand segment decreased to 75.8% during the nine months ended September 30, 2008 from 76.8% in the prior year period primarily due to the impact of the $7.7 million inventory reserve recorded in the current period which was partially offset by an increase in other revenues and favorable changes to product mix during the current year period.
Research and Development Expenses
     Brand segment R&D expenses increased 22.4% or $7.2 million to $39.1 million in the nine months ended September 30, 2008 compared to $31.9 million in the prior year period primarily due to higher license and filing fees ($9.1 million), higher payroll costs ($1.6 million) which was partially offset by reduced clinical study costs during the current period related to the development of RAPAFLOTM and oxybutynin topical gel ($4.9 million).
Selling and Marketing Expenses
     Brand segment selling and marketing expenses increased 9.1% or $7.2 million to $86.6 million in the nine months ended September 30, 2008 as compared to $79.4 million in the prior year period primarily related to expenditures in the current year period to support pre-launch activities related to RAPAFLOTM and oxybutynin topical gel.
Distribution Segment
Net Revenues
     Net revenues from our Distribution segment for the nine months ended September 30, 2008 increased 5.2% or $21.9 million to $443.8 million compared to net revenues of $421.9 million in the prior year period primarily due to an increase in net revenues from new products launched since the third quarter of 2007 ($108.7 million) which was partially offset by lower levels of net revenues in the current period from 2007 product launches ($28.3 million) and reduced net revenue levels in the current year period due to reduced volume and price erosion ($58.0 million).
Gross Profit (Gross Margin)
     Gross profit for our Distribution segment increased to $69.0 million in the nine months ended September 30, 2008 compared to $58.4 million in the prior year period. Distribution segment gross profit improved in the current year period due to higher product sales and due to the prior year period being negatively impacted by a $2.5 million acquisition-related inventory charge and a $2.0 million product-related inventory charge.
     Gross margins also improved for our Distribution segment increasing to 15.6% during the nine months ended September 30, 2008 from 13.8% in the prior year period due to lower product acquisition costs in the current period and due to the prior year period being negatively impacted by inventory charges totaling $4.5 million.

Selling and Marketing Expenses
     Distribution segment selling and marketing expenses increased 11.3% or $4.4 million to $43.7 million in the nine months ended September 30, 2008 as compared to $39.2 million in the prior year period primarily related to higher fuel surcharges ($2.6 million) and higher commissions and other selling expenses on the increased level of net revenues ($1.2 million).
Segment Contribution

	Nine Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Segment contribution
Generic	$312,185	$315,290	$(3,105)	(1.0)%
Brand	131,412	133,956	(2,544)	(1.9)%
Distribution	25,315	19,117	6,198	32.4%

	$468,912	$468,363	$549	0.1%

as a % of net revenues	24.8%	25.1%
     For more information on segment contribution, refer to above “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Corporate General and Administrative Expenses

	Nine Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Corporate general and administrative expenses	$140,041	$152,460	$(12,419)	(8.1)%
as a % of net revenues	7.4%	8.2%
     Corporate general and administrative expenses decreased during the nine months ended September 30, 2008 as compared to the same period of the prior year due to a favorable tax-related adjustment of a liability due to the settlement of an IRS audit during the current year period ($5.9 million) which was partially offset by an increase in costs incurred in the implementation of a new enterprise resource planning system at certain sites. In addition, the prior year period was negatively impacted by higher levels of legal accruals ($8.6 million) and severance accruals ($4.5 million).
Amortization

	Nine Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Amortization	$60,569	$132,251	$(71,682)	(54.2)%
as a % of net revenues	3.2%	7.1%
     For the nine months ended September 30, 2008 amortization expense decreased 54.2% or $71.7 million as our Ferrlecit® product rights were fully amortized as of December 2007.

Loss (Gain) on Asset Sales and Impairments

	Nine Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Loss (gain) on asset sales and impairments	$303	$(6,118)	$6,421	(105.0)%
as a % of net revenues	0.0%	(1.0)%
     For the nine months ended September 30, 2007, we recorded a gain on sale of our Phoenix facility in the amount of $10.6 million and also recorded an additional impairment of our Puerto Rico facility in the amount of $4.5 million. For the nine months ended September 30, 2008, we recorded a loss on disposal of idle property, plant and equipment related to our current and former manufacturing facilities in Florida and Puerto Rico.
Loss on Early Extinguishment of Debt

	Nine Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Loss on early extinguishment of debt	$1,095	$4,410	$(3,315)	(75.2)%
as a % of net revenues	0.1%	0.2%
     During the nine months ended September 30, 2008, the Company prepaid $75.0 million of outstanding debt on the 2006 Credit Facility. As a result of this prepayment, our results for the nine months ended September 30, 2008 reflect debt repurchase charges of $1.1 million representing unamortized debt issue costs associated with the repurchased amount.
     During the nine months ended September 30, 2007, the Company prepaid $250.0 million on the 2006 Credit Facility. As a result of this prepayment, our results for the nine months ended September 30, 2007 reflect a $4.4 million charge for debt repurchase charges.
Interest Income

	Nine Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Interest income	$6,151	$6,696	$(545)	(8.1)%
as a % of net revenues	0.3%	0.4%
     Interest income decreased for the nine months ended September 30, 2008 due to a decrease in interest rates over the prior year period.

Interest Expense

	Nine Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Interest expense — 2006 Credit Facility	$11,319	$25,339	$(14,020)
Interest expense — CODES	9,453	9,453	—
Change in derivative value	(3)	15	(18)
Interest expense — other	(37)	669	(706)

	$20,732	$35,476	$(14,744)	(41.6)%

as a % of net revenues	1.1%	1.9%
     Interest expense decreased for the nine months ended September 30, 2008 primarily due to reduced levels of debt on the 2006 Credit Facility from prepayments made during 2007 and the first quarter of 2008.
Other Income

	Nine Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Earnings on equity method investments	$9,561	$5,409	$4,152	76.8%
Gain on sale of securities	9,605	2,472	7,133	288.6%
Other income	209	5	204	4080.0%

	$19,375	$7,886	$11,489	145.7%

as a % of net revenues	1.0%	0.4%
Earnings on Equity Method Investments
     The increase in earnings on equity method investments during the nine months ended September 30, 2008 primarily represents our share of equity earnings in Scinopharm. Scinopharm results for the nine months ended September 30, 2008 increased over the prior year period due to new product launches during 2008. Earnings on equity method investments for the nine months ended September 30, 2007 primarily represented our share of earnings in Somerset.
Gain on Sale of Securities
     The 2008 gain on sale of securities primarily related to the Company’s sale of our fifty percent interest in Somerset to Mylan. The 2007 gain on sale of securities resulted from the sale of our investment in Adheris, Inc. Contingencies were removed relating to additional consideration on the Company’s sale of its investment in Adheris, Inc. Accordingly, the Company received common shares of inVentiv Health, Inc. and cash as proceeds on its sale of our investment in Adheris, Inc.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
($ in thousands):	2008	2007	Dollars	%
Provision for income taxes	$89,705	$61,839	$27,866	45.1%
Effective tax rate	33.0%	37.6%
     The lower effective tax rate for the nine months ended September 30, 2008, as compared to the same period of the prior year, is primarily due to the tax benefit related to the resolution of the Company’s Exam with the IRS for the years ended December 31, 2000 to 2003 (3.1%) and a tax benefit related to the sale of Somerset (1.5%).
Liquidity and Capital Resources
Working Capital Position
     Working capital at September 30, 2008 and December 31, 2007 is summarized as follows:

	September 30,	December 31,	Increase
($ in thousands):	2008	2007	(Decrease)
Current assets:
Cash and cash equivalents	$339,354	$204,554	$134,800
Marketable securities	12,683	11,799	884
Accounts receivable, net of allowances	314,475	267,117	47,358
Inventories	481,559	490,601	(9,042)
Other	175,194	199,705	(24,511)

Total current assets	1,323,265	1,173,776	149,489

Current liabilities:
Accounts payable and accrued expenses	353,745	398,154	(44,409)
Income taxes payable	777	—	777
Current portion of long-term debt	3,217	6,241	(3,024)
Other	40,361	40,532	(171)

Total current liabilities	398,100	444,927	(46,827)

Working Capital	$925,165	$728,849	$196,316

Current Ratio	3.32	2.64

     Watson’s primary source of liquidity is cash from operations. Net working capital at September 30, 2008 was $925.2 million, compared to $728.8 million at December 31, 2007.
     We expect that 2008 cash flows from operating activities will continue to exceed net income. In addition, management expects that 2008 cash flows from operating activities and available cash balances will be sufficient to fund our operating liquidity needs.

Cash Flows from Operations
     Summarized cash flows from operations is as follows:

	Nine months ended September 30,
($ in thousands):	2008	2007
Net cash provided by operating activities	$240,222	$255,725
     Cash flows from operations represents net income adjusted for certain operations related non-cash items and changes in certain assets and liabilities. For the nine months ended September 30, 2008, cash provided by operating activities was $240.2 million, compared to $255.7 million in the nine months ended September 30, 2007. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Net cash provided by operations was lower in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the higher contribution from net changes in non-cash working capital balances in the 2007 period compared to the 2008 period.
Investing Cash Flows
     Our cash flows from investing activities are summarized as follows:

	Nine months ended September 30,
($ in thousands):	2008	2007
Net cash used in investing activities	$35,272	$38,757
     Investing cash flows consist primarily of expenditures related to additions to property and equipment, investment and marketable security additions as well as proceeds from the sale of property, plant and equipment, investments and marketable securities. Net cash used in investing activities for the nine months ended September 30, 2008 was lower than 2007 levels due primarily to lower capital expenditures in 2008 as the 2007 period included the completion of certain projects at our newly acquired Florida facility. Lower comparative capital expenditure levels in 2008 were partially offset by higher proceeds from the sale of investments and property, plant and equipment during the 2007 period.
Financing Cash Flows
     Our cash flows from financing activities are summarized as follows:

	Nine months ended September 30,
($ in thousands):	2008	2007
Net cash used in financing activities	$70,150	$237,791
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock options. For the nine months ended September 30, 2008, net cash used in financing activities was $70.2 million compared to $237.8 million used in financing activities during the nine months ended September 30, 2007. Prepayments of the 2006 Credit Facility for the nine months ended September 30, 2008 were $75.0 million compared to $250.0 million in the prior year period.

Debt and Borrowing Capacity
     Our outstanding debt obligations are summarized as follows:

	September 30,	December 31,	Increase
($ in thousands):	2008	2007	(Decrease)
Current portion of long-term debt	$3,217	$6,241	$(3,024)
Long-term debt	824,609	899,408	(74,799)

Total debt	$827,826	$905,649	$(77,823)

Debt to capital ratio	28.8%	32.9%
     During the nine months ended September 30, 2008, we prepaid $75.0 million of the amount outstanding under the term loan facility of the 2006 Credit Facility. As a result of this prepayment, our results for the nine months ended September 30, 2008 reflect a $1.1 million charge for losses on early extinguishment of debt. No principal payments are required on the term loan facility in 2008. As of September 30, 2008, we had not drawn any funds from the revolving credit facility of the 2006 Credit Facility and $250.0 million was outstanding on the term loan facility. The full amount outstanding on the 2006 Credit Facility is due November 2011.
     Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of September 30, 2008, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.48 billion;

•	maintenance of a maximum leverage ratio not greater than 3.0 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At September 30, 2008, our net worth was $2.05 billion, and our leverage ratio was 1.48 to 1.0. Our interest coverage ratio for the nine months ended September 30, 2008 was 18.9 to 1.0.
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
Long-term Obligations
     At September 30, 2008, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2007.

Recent accounting pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair-Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (refer to “NOTE 10 — FAIR VALUE MEASUREMENT” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently reviewing the application of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and has not yet determined how the adoption of SFAS 157 will impact its condensed consolidated financial statements.
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
Investment Risk
     As of September 30, 2008, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $61.2 million. Of this amount, we had equity-method investments of $59.4 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $1.5 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at September 30, 2008, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.4 million, $0.6 million and $0.8 million, respectively.
     We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary.
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our non-equity investment portfolio and our floating rate debt. Our cash is invested in A-rated money market mutual funds.
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
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on September 30, 2008. As of September 30, 2008, the fair value of our CODES was $57.1 million less than the carrying value. The fair value of the embedded derivative related to the CODES and our interest rate swap derivative is based on net present value techniques using discounted expected future cash flows. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
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
     There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2007 and “Legal Matters” in “NOTE 11 — CONTINGENCIES” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes from these risk factors during the nine months ended September 30, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended September 30, 2008, the Company repurchased approximately 24,000 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $729,000.
ITEM 6. EXHIBITS
     (a) Exhibits:
          Reference is hereby made to the Exhibit Index on page 42.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ Mark W. Durand

Mark W. Durand
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

By:	/s/ R. Todd Joyce

R. Todd Joyce
Vice President — Corporate Controller and Treasurer
(Principal Accounting Officer)
Date: October 31, 2008

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended September 30, 2008

Exhibit
No.	Description

10.1†	First Amendment to Distribution Agreement between Amphastar Pharmaceuticals, Inc. and Andrx Pharmaceuticals, Inc. d/b/a Watson Laboratories — Florida dated August 15, 2008.

10.2	Amendment to the Arbitration Provisions of the Ferrlecit Agreements between R&D Ferrlecit Capital Resources, Inc., A. Nattermann & CIE. GmbH and May & Baker Limited, trading as sanofi-aventis dated August 25, 2008.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

†	Confidential treatment has been requested for portions of this exhibit. The confidential portions have been separately filed with the Securities and Exchange Commission.