Form 10-K
period 2008-12-31
WATSON PHARMACEUTICALS INC
filed 2009-02-23
CIK 884629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2008:
$2,836,945,000 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant’s Common Stock outstanding on February 18, 2009: 104,627,327

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2009 Annual Meeting of Stockholders, to be held on May 8, 2009. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2008.

WATSON PHARMACEUTICALS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.	BUSINESS

Business Overview

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) is a leading specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic (off-patent) and brand pharmaceutical products. Our operations are based predominantly in the United States of America (“U.S.”) and India, with our key commercial market being the U.S. As of December 31, 2008, we marketed approximately 150 generic pharmaceutical product families and 27 brand pharmaceutical product families through our Generic and Brand Divisions, respectively, and distributed approximately 8,000 stock-keeping units (“SKUs”) through our Distribution Division.

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

Business Description

Prescription pharmaceutical products in the U.S. generally are marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Distribution Division, we distribute pharmaceutical products, primarily generics, which have been commercialized by us and others, to independent and chain pharmacies and physicians’ offices. As a result of the differences between the types of products we market and/or distribute and the methods we distribute products, we operate and manage our business as three operating segments: Generic, Brand and Distribution.

Business Strategy

We apply three key strategies to grow our Generic and Brand pharmaceutical businesses: (i) internal development of differentiated and high demand products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our existing portfolio. We believe that our three-pronged strategy will allow us to expand both our brand and generic product offerings. Our Distribution Division distributes products for over 200 suppliers and is focused on providing next-day delivery and responsive service to its customers. Our Distribution Division also distributes a number of Watson generic and brand products. During 2008, the Distribution Division had 12 substantial new product launches.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at anytime. See “Item 1A. Risk Factors — Risks Related to Our Business” in this annual report on Form 10-K (“Annual Report”).

Generic Segment

Watson is a leader in the development, manufacturing and sale of generic pharmaceutical products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. These generic products are bioequivalent to their brand name counterparts and are generally sold at significantly lower prices than the brand product. As such, generic pharmaceuticals provide an effective and cost-efficient alternative to brand products. Our portfolio of generic products includes products we have developed internally, products we have licensed from third parties and products we distribute for third parties.

Net revenues in our Generic segment accounted for $1.47 billion or approximately 58% of our total net revenues in 2008.

Generic Strategy

Our Generic business is currently focused on maintaining a leading position within the U.S. generics market by offering a consistent and reliable supply of quality generic products. Our strategy is to develop generic pharmaceuticals that are difficult to formulate or manufacture or will complement or broaden our existing product lines. Since the prices and unit volumes of our brand products will likely decrease upon the introduction of generic alternatives, we also intend to market generic alternatives to our brand products where market conditions and the competitive environment justify such activities. Additionally, we may distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business.

We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations. Execution of these initiatives will allow us to maintain competitive pricing on our products. We are also looking to leverage our broad product line by expanding our selling and marketing presence outside the U.S. We believe a broader sales and marketing presence will allow us to expand our revenue base and minimize risk. Additionally, we are looking to establish capabilities in developing generic biologics through strategic collaborations or acquisitions.

Our portfolio of approximately 150 Generic pharmaceutical product families includes the following products, which represented 60% of total Generic segment net revenues in 2008:

Watson Generic Product	Comparable Brand Name	Therapeutic Classification

Alendronate Sodium	Fosamax®	Osteoporosis preparation
Bupropion hydrochloride SR	Zyban®	Aid to smoking cessation
Bupropion hydrochloride SR	Wellbutrin SR®	Anti-depressant
Bupropion hydrochloride XL	Wellbutrin XL®	Anti-depressant
Cartia XT®	Cardizem® CD	Anti-hypertensive
Clarithromycin ER	Biaxin® XL	Anti-biotic
Dronabinol	Marinol®	Antiemetic
Fentanyl transdermal system	Duragesic®	Analgesic/narcotic combination
Glipizide ER	Glucotrol® XL	Anti-diabetic
Hydrocodone bitartrate/ acetaminophen	Lorcet®, Vicodin®, Lortab®, Norco®/Anexia	Analgesic
Levora®	Nordette®	Oral contraceptive
Low-Ogestrel®	Lo-Ovral®	Oral contraceptive
Lutera®	Alesse®	Oral contraceptive
Microgestin®/Microgestin® Fe	Loestrin®/Loestrin® Fe	Oral contraceptive
Necon®	Ortho-Novum®, Modicon®	Oral contraceptive
Nicotine polacrilex gum	Nicorette®	Aid to smoking cessation
Omeprazole DR	Prilosec®	Gastrointestinal agent
Oxycodone/acetaminophen	Percocet®	Analgesic
TriNessatm	Ortho Tri-Cyclen®	Oral contraceptive
Trivora®	Triphasil®	Oral contraceptive

Our Generic Division also receives other revenues consisting primarily of royalties and commission revenue. During 2008, we received royalties on GlaxoSmithKline’s sales of Wellbutrin XL® 150mg and received royalties on sales by Sandoz Pharmaceutical Corporation (“Sandoz”), a subsidiary of Novartis AG, of metoprolol succinate 50 mg extended release tablets. Additionally, we promote fentanyl citrate troche on behalf of Cephalon, Inc. (“Cephalon”) and receive commission revenue based on Cephalon’s sales. During 2008, we also received a $15.0 million milestone obligation for a 1999 Schein Pharmaceutical, Inc. (“Schein”) litigation settlement with Barr Pharmaceuticals, Inc. (“Barr”) related to Cenestin. Other revenue totaled $70.4 million for 2008 or 4.8% of our total Generic segment net revenue.

We predominantly market our generic products to various drug wholesalers, mail order, government and national retail drug and food store chains utilizing 27 sales and marketing professionals. We sell our generic prescription products primarily under the “Watson Laboratories” and “Watson Pharma” labels, with the exception of our over-the-counter generic products which we sell under our Rugby® label or under private label.

During 2008, we expanded our generic product line with the launch of 11 generic products. Key launches in 2008 included bupropion hydrochloride XL 150mg tablets, an anti-depressant launched in November 2008; omeprazole 40mg delayed-release capsules, indicated for short-term treatment of active duodenal ulcer, launched in July 2008; dronabinol, indicated to treat nausea and vomiting associated with cancer chemotherapy, launched in June 2008; clarithomycin extended-release tablets, USP in the 500mg strength, an anti-infective launched in January 2008 and galantamine hydrobromide extended-release, indicated for the treatment of Alzheimer’s disease, launched in December 2008.

We continue to make progress on our Global Supply Chain Initiative and the transfer of product manufacturing from our New York facility to our Florida, California, and India sites. By the end of 2009, we anticipate one-third of our manufactured volume will be produced from our Goa, India facility. By the end of 2010, we plan to close our New York solid dosage manufacturing and warehouse facilities. Additionally, we continue to implement operational efficiency programs at our manufacturing sites.

Generic Research and Development

During 2008, we took measures to enhance our pipeline of generic products by discontinuing the development of certain products and adding new products to our pipeline. At December 31, 2008, we had approximately 60 Abbreviated New Drug Applications (“ANDAs”) on file. See the “Government Regulation and Regulatory Matters” section below for a description of our process for obtaining U.S. Food and Drug Administration (“FDA”) approval for our products. See also “Item 1A. Risk Factors — Risks Related to our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report.

We devote significant resources to the research and development (“R&D”) of generic products and proprietary drug delivery technologies. We incurred Generic segment R&D expenses of $119 million in 2008, $102 million in 2007 and $84 million in 2006. We are presently developing a number of generic products through a combination of internal and collaborative programs.

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

As of December 31, 2008, we conducted R&D in Corona, California; Davie and Weston, Florida; Copiague, New York; Salt Lake City, Utah; Changzhou City, People’s Republic of China; and Ambernath and Mumbai, India.

Generic Business Development

In December 2008, we acquired a portfolio of generic pharmaceutical products that were divested as a result of the merger between Teva Pharmaceutical Industries, Ltd. (“Teva”) and Barr. The portfolio consists of 17 products, including 15 FDA-approved products and 2 development-stage products. Key products in the portfolio include cyclosporine capsules and liquid, desmopressin acetate tablets, glipizide/metformin HCI tablets, mirtazapine orally disintegrating tablets and metoclopramide HCI tablets. We acquired the portfolio of existing approved products for an upfront payment of $36.0 million and will make additional payments to Teva if certain milestones are met on the development-stage products. Teva has agreed to supply the products to Watson until manufacturing is transferred to Watson or a third party.

Brand Segment

Newly developed pharmaceutical products normally are patented and, as a result, are generally offered by a single provider when first introduced to the market. We currently market a number of branded products to physicians, hospitals, and other markets that we serve. We classify these patented and off-patent trademarked products as our brand pharmaceutical products. Net revenues in our Brand segment accounted for $455.0 million or approximately 18% of our total net revenues in 2008. Typically, our brand products realize higher profit margins than our generic products.

Our portfolio of 27 Brand pharmaceutical product families includes the following products, which represented 76% of total Brand segment net revenues in 2008:

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

We market our brand products through approximately 380 sales professionals within our specialized sales and marketing groups. Each of our sales and marketing groups focuses on physicians who specialize in the diagnosis and treatment of particular medical conditions and each group offers products to satisfy the unique needs of these physicians. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. We generally sell our brand products under the “Watson Pharma” and the “Oclassen® Dermatologics” labels.

Our sales and marketing groups have targeted selected specialty therapeutic areas predominately because of their potential growth opportunities and the size of the physician audience. We believe that the nature of these markets and the identifiable base of physician prescribers provide us with opportunities to achieve significant market penetration through our specialized sales forces. We intend to continue to expand our brand product portfolio through internal product development, strategic alliances and acquisitions.

Our Brand segment also receives other revenues consisting of co-promotion revenue and royalties. We promote AndroGel® on behalf of Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc. (“Solvay”) and other selected products on behalf of third parties. We also record revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply Fortamet® and Altoprev® to Sciele Pharma, Inc. (“Sciele”), a wholly-owned subsidiary of Shionogi & Co., Ltd. Other revenue totaled $58.0 million for 2008 or 12.7% of our total Brand segment net revenue.

Specialty Products

Our Specialty Products product line focuses on products that we market to urologists, gynecologists and targeted primary care physicians. We actively promote Oxytrol®, Trelstar Depot® and Trelstar® LA (collectively “Trelstar®”) through this group. We also promote AndroGel® on behalf of Solvay through this group and, in March 2009, we plan to begin co-promoting Femring®, a product for hormone replacement therapy, on behalf of Warner Chilcott Ltd.

In May 2008, we launched Mixjecttm, a new delivery system for Trelstar® which offers new features that makes preparation, administration and disposal of Trelstar® easier.

In April 2009, we plan to launch Rapaflotm (silodosin), our selective alpha-blocker for the treatment of the signs and symptoms of benign prostatic hyperplasia (“BPH”).

In the second quarter of 2009, we plan to launch Gelniquetm (oxybutynin chloride gel) 10%, our topical gel for the treatment of overactive bladder.

Nephrology

Our Nephrology product line consists of products for the treatment of iron deficiency anemia. Our primary products in the Nephrology group are Ferrlecit® and INFeD®, which are indicated for patients undergoing hemodialysis in conjunction with erythropoietin therapy. Regulatory exclusivity on Ferrlecit® ended in August 2004. Additionally, we are currently engaged in an expedited arbitration proceeding to resolve a dispute with Sanofi Aventis concerning, among other things, the expiration date of our rights to market and sell Ferrlecit®. See “Item 1A. Risk Factors — Risks Related to our Business — Loss of revenues from Ferrlecit®, a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows.” in this Annual Report. Also refer to Legal Matters in “NOTE 15 — Commitments and Contingencies” in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

Brand Research and Development

We devote significant resources to the R&D of brand products and proprietary drug delivery technologies. A number of our brand products are protected by patents and have enjoyed market exclusivity for 5 to 10 years and sometimes even longer. We incurred Brand segment R&D expenses of $51 million in 2008, $42 million in 2007 and $47 million in 2006.

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

During 2008 we filed a New Drug Application (“NDA”) with the FDA for Rapaflotm our new alpha-blocker for the treatment of the signs and symptoms of BPH. In October 2008, our NDA was approved and we plan to launch Rapaflotm in April 2009.

We also filed an NDA for Gelniquetm, a topical gel for the treatment of overactive bladder which we believe may provide greater patient acceptance and compliance than current therapies. In January 2009 we received approval of our NDA and we anticipate launching Gelniquetm in the second quarter of 2009. Additional products in the brand pipeline include a six month formulation of Trelstar®, Uracyst, for the treatment of cystitis and a novel oral contraceptive, for the preventation of pregnancy.

Brand Business Development

In July 2008, Mylan Inc. acquired Watson’s 50% joint venture interest in Somerset Pharmaceuticals, Inc. (“Somerset”). Somerset developed Emsam®, a transdermal patch for the treatment of major depressive disorder, currently marketed in the United States by Bristol-Myers Squibb.

In early 2009, we entered into agreements with Warner Chilcott, Ltd. for our Specialty Products sales force to promote Femring® to gynecologists in the U.S. We also licensed an oral contraceptive from Warner Chilcott Ltd. that is currently in late stage development.

Distribution Segment

Our Distribution business, which consists of our Anda, Anda Pharmaceuticals and Valmed (also known as “VIP”) subsidiaries (collectively “Anda”), primarily distributes generic and selected brand pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains and physicians’ offices. Additionally, we sell to members of buying groups, which are independent pharmacies that band together to enhance their buying power. We believe that we are able to effectively compete in the distribution market, and therefore optimize our market share, based on three critical elements: (i) competitive pricing, (ii) responsive customer service that includes, among other things, next day delivery to the entire U.S. and high levels of inventory for approximately 8,000 SKUs, and (iii) well established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. While we purchase most of the approximate 8,000 SKUs in our Distribution operations from third party manufacturers, we also utilize these operations for the sale and marketing of our own products, and our collaborative partners’ products. We are the only U.S. pharmaceutical company that has meaningful distribution operations with direct access to independent pharmacies and we believe that our Distribution operation is a strategic asset in the national distribution of generic and brand pharmaceuticals.

Revenue growth in our Distribution operations will primarily be dependent on the launch of new products, offset by the overall level of net price and unit declines on existing distributed products and will be subject to changes in market share.

In our Distribution operations, we presently distribute products from our facilities in Weston, Florida and Groveport, Ohio. For the year ended December 31, 2008, approximately 60% of our Distribution sales were shipped from our Groveport, Ohio facility and 40% from our Weston, Florida facility, though this percentage can vary. While our Weston, Florida facility is operating at 80% capacity, our 355,000 square foot Ohio distribution center currently operates at approximately 30% capacity, and provides us with additional distribution capacity for the foreseeable future.

Strategic Alliances and Collaborations

Through collaborative agreements and strategic alliances, we develop and manufacture products that are marketed by other pharmaceutical companies, including products that utilize our patented technologies and formulation capabilities. Pursuant to a manufacturing and supply agreement and a license agreement, we supply Fortamet® and Altoprev® to Sciele.

We have a generic product development alliance with Cipla Ltd. (“Cipla”), the second largest pharmaceutical company in India. Under the terms of the agreement announced in December 2002, we share development responsibilities. Watson is responsible for conducting bioequivalence studies, pursuing regulatory approvals for all developed products and has exclusive U.S. marketing rights for the products. Cipla is responsible for manufacturing products.

In 2004, we entered into an exclusive licensing agreement with Kissei Pharmaceutical Co., Ltd. (“Kissei”) to develop and market Rapaflotm for the North American market. The compound was originally developed and launched by Kissei in Japan as Urief® and is marketed in Japan in cooperation with Daiichi Sankyo Pharmaceutical Co., Ltd. for the treatment of the signs and symptoms of BPH.

In October 2006, we entered into an agreement with Solvay to utilize Watson’s Specialty Products sales force to co-promote AndroGel® to urologists in the U.S.

Through a R&D and supply agreement with Takeda Chemical Industries, Ltd. (“Takeda”), we provide contract R&D and manufacturing services to develop a combination product consisting of Takeda’s Actos® (pioglitazone) and our extended-release metformin, which is administered once a day for the treatment of Type 2 diabetes. We are responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. Takeda submitted an NDA in 2006.

Financial Information About Segments

Watson evaluates the performance of its Generic, Brand and Distribution business segments based on net revenues, gross profit and net contribution. Summarized net revenues, gross profit and contribution information for each of the last three fiscal years, where applicable, is presented in “NOTE 12 — Operating Segments” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Customers

In our Generic and Brand operations, we sell our generic and brand pharmaceutical products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. In our Distribution business, we distribute generic and certain select brand pharmaceutical products to independent pharmacies, members of buying groups, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains and physicians’ offices.

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The following table illustrates those customers and the respective percentage of our net revenues for which they account:

Customer	2008	2007	2006

McKesson Corporation	11%	12%	17%
Walgreen Co.	11%	11%	8%
AmeriSourceBergen Corp.	9%	9%	13%

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

The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “Item 1A. Risk Factors — Risk Relating to Investing in the Pharmaceutical Industry” in this Annual Report.

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

Competing in the brand product business requires us to identify and bring to market new products embodying technological innovations. Successful marketing of brand products depends primarily on the ability to communicate their effectiveness, safety and value to healthcare professionals in private practice, group practices and managed care organizations. We anticipate that our brand product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reevaluate our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities. Our competitors in brand products include major brand name manufacturers of pharmaceuticals. Based on total assets, annual revenues and market capitalization, our Brand segment is considerably smaller than many of these competitors and other national competitors in the brand product area. Many of our competitors have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

We actively compete in the generic pharmaceutical industry. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire or are successfully challenged, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically declines, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products as Authorized Generics. Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Mylan Inc., Mallinckrodt Pharmaceuticals Generics (a subsidiary of Covidien AG) and Sandoz. See “Item 1A. Risk Factors — Risks Related to Our Business — The pharmaceutical industry is highly competitive.” in this Annual Report.

In our Distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which distribute both brand and generic pharmaceutical products to their customers. These same companies are significant customers of our Generic and Brand pharmaceutical businesses. As generic products generally have higher gross margins than brand products for a pharmaceutical distribution business, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we do not offer a broad portfolio of brand products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

Manufacturing, Suppliers and Materials

During 2008, we manufactured many of our own finished products at our plants in Corona, California; Davie, Florida; Goa, India; Carmel, New York; Copiague, New York and Salt Lake City, Utah. As part of an ongoing effort to optimize our manufacturing operations, we implemented several cost reduction initiatives in 2008, which included the transfer of several solid dosage products from our Carmel, New York facility to our

Goa, India facility, and the ongoing implementation of our operational excellence program at certain of our U.S. manufacturing facilities.

We have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our internal product development efforts in our Goa and Ambernath, India and Changzhou, China facilities. Our Ambernath, India facility also develops and manufactures API for third parties. We also have an equity investment in Scinopharm Taiwan, Ltd., a company that specializes in the development and manufacture of API.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Our Corona, California facility is currently subject to a consent decree of permanent injunction. See “Item 1A. Risk Factors — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” Also refer to Legal Matters in “NOTE 15 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

We contract with third parties for the manufacture of certain of our products, some of which are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues, such as Ferrlecit ®, bupropion hydrochloride sustained-release tablets and a number of our oral contraceptive products. Third-party manufactured products accounted for approximately 58%, 57% and 58% of our product net revenues in 2008, 2007 and 2006, respectively, and 56%, 56% and 64% of our gross profit in 2008, 2007 and 2006, respectively.

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

Pharmaceutical companies with brand products are increasingly suing companies that produce off-patent forms of their brand name products for alleged patent infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an ANDA seeking approval of a generic equivalent to a brand drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the brand drug has expired, in which case, the ANDA will be approved by the FDA no earlier than the expiration or final finding of invalidity of such patent(s). On the other hand, we could certify that we believe the patent or patents listed as covering the brand drug are invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the brand drug. In that case, we are required to notify the brand product holder or the patent holder that such patent is invalid or is not infringed. If the patent holder sues us for patent infringement within 45 days from receipt of the notice, the FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless the lawsuit is resolved in our favor in less time or a shorter period is deemed appropriate by a court. In addition, increasingly aggressive tactics employed by brand companies to delay generic competition, including the use of Citizen Petitions and seeking changes to U.S. Pharmacopeia, have increased the risks and uncertainties regarding the timing of approval of generic products.

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

Government Regulation and Regulatory Matters

All pharmaceutical manufacturers, including Watson, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies, as well as by varying regulatory agencies in foreign countries where our products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Consequently, there is always the risk the FDA or another applicable agency will not approve our new products, or the rate, timing and cost of obtaining such approvals will adversely affect our product introduction plans or results of operations. See “Item 1A. Risk Factors — Risks Related to Our Business — If we are unable to successfully develop or commercialize new products, our operating results will suffer.” and “— Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report.

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

To obtain FDA approval of both NDAs and ANDAs, our manufacturing procedures and operations must conform to FDA quality system and control requirements generally referred to as current Good Manufacturing Practices (“cGMP”), as defined in Title 21 of the U.S. Code of Federal Regulations. These regulations encompass all aspects of the production process from receipt and qualification of components to distribution procedures for finished products. They are evolving standards; thus, we must continue to expend substantial time, money and effort in all production and quality control areas to maintain compliance. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight results in the continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements.

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

Our Corona, California facility is currently subject to a consent decree of permanent injunction. See also “Manufacturing, Suppliers and Materials” discussion above, “Item 1A. Risk Factors — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” and Legal Matters in “NOTE 15 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

Under Part D of the MMA, some Medicare beneficiaries are eligible to obtain subsidized prescription drug coverage from private sector providers. With the January 2006 implementation of the Part D drug benefit, usage of pharmaceuticals has increased as a result of the expanded access to medicines afforded by the new Medicare prescription drug benefit. However, such sales increases have been offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers who negotiate on behalf of

Medicare beneficiaries. While it is still difficult to predict the future impact the Medicare prescription drug coverage benefit will have on pharmaceutical companies, it is anticipated that further pricing pressures will continue into 2009 and beyond.

The Deficit Reduction Act of 2005 (“DRA”) mandated a number of changes in the Medicaid Program. On July 6, 2007, the CMS published the Medicaid Program: Prescription Drugs Final Rule (the “Rule”) to implement certain sections of the DRA. The Rule provides new requirements for calculating Average Manufacturers Price (“AMP”) to be used for reimbursing pharmacies that dispense generic drugs under the Medicaid Program, and a schedule to publish monthly and quarterly AMP data on a public web site, beginning in December 2007. The new definition of AMP could significantly reduce pharmacy reimbursement for Medicaid covered drugs, which could adversely impact generic drug manufacturers for a variety of reasons, particularly if pharmacies demand lower prices. The publication of AMP data could disrupt the marketplace for generic drugs because AMP, as calculated under the Rule, does not necessarily represent the actual retail cost of generic drug products. On December 14, 2007, the United States District Court for the District of Columbia issued a preliminary injunction that bars CMS from implementing the Rule, including the AMP data publication provisions and the new requirements for calculating AMP. However, the duration of the injunction is uncertain, and the enforceability of the Rule is still under review by the District Court. If the District or Appellate Court rules in favor of CMS, or if the injunction is lifted and CMS enforces the Rule as currently written, our results of operations, financial condition and cash flows could be materially adversely affected.

There has been enhanced political attention, governmental scrutiny and litigation at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. See “Item 1A. Risk Factors — Risks Related to Our Business — Investigations of the calculation of average wholesale prices may adversely affect our business.” and Legal Matters in “NOTE 15 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

As part of the MMA, companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009 the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. In February 2009 several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Additionally, we have received requests for information, in the form of civil investigative demands or subpoenas, from the FTC, and are subject to ongoing FTC investigations, concerning our settlement with Cephalon related to our ANDA for a generic version of Provigil®, and our agreement with Sandoz to relinquish our Hatch-Waxman Act marketing exclusivity on our ANDA for a 50 mg generic version of Toprol XL®. Any adverse outcome of these investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “Item 1A. Risk Factors — Risks Related to Our Business— Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 15 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

In connection with the acquisition of Andrx Corporation (“Andrx”) on November 3, 2006 (the “Andrx Acquisition”), both Watson and Andrx agreed to divest certain overlapping products and abide by the terms of the Decision and Order (the “Order”) entered by the FTC in December 2006, which includes certain reporting requirements and technical assistance. Failure to abide by the terms of the Order, which expires in December 2016, could result in, among other things, civil penalties.

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

Employees

As of December 31, 2008, we had approximately 5,070 employees. Of our employees, approximately 670 are engaged in R&D, 1,640 in manufacturing, 990 in quality assurance and quality control, 1,090 in sales, marketing and distribution, and 680 in administration. We believe our relations with our employees are good.

ITEM 1A.	RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing. These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, including the integration of, and synergies associated with, strategic acquisitions, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution the reader that these statements are based on certain assumptions, risks and uncertainties, many of which are beyond our control. In addition, certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the risks and uncertainties discussed under the section entitled “Risks Related to Our Business,” and other risks and uncertainties detailed herein and from time to time in our SEC filings, may cause our actual results to vary materially than those anticipated in any forward-looking statement.

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

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development of new competitive products or generics by others;

•	the timing and receipt of FDA approvals or lack of approvals;

•	difficulties or delays in resolving FDA-observed deficiencies at our manufacturing facilities, which could delay our ability to obtain approvals of pending FDA product applications;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products;

•	changes in laws and regulations concerning reimbursement of pharmaceutical products, including Medicare, Medicaid, and similar state programs;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	the effect of economic changes in hurricane and other natural disaster-affected areas;

•	the impact of third party patents and other intellectual property rights which we may be found to infringe, or may be required to license, and the potential damages or other costs we may be required to pay as a result of a finding that we infringe such intellectual property rights or a decision that we are required to obtain a license to such intellectual property rights;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	our ability to successfully integrate and commercialize the products, technologies and businesses we acquire or license, as applicable;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	disposition of our primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	changes in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	our level of R&D activities;

•	impairment or write-down of investments;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues; and

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations.

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

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

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

As a result of these and other difficulties, products currently in development by Watson may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by Watson or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. Additionally, we face heightened risks in connection with our development of extended release or controlled release generic products because of the technical difficulties and regulatory requirements related to such products. If any of our products are not timely approved or, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our brand pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing brand pharmaceutical products is generally more costly than generic products. In the future, we anticipate continuing our product development expenditures for our Brand business segment. For example in November 2008, the FDA accepted for filing an NDA for a six month formulation of our Trelstar® (triptorelin for injection) product for prostate cancer and its review is ongoing. We cannot be sure these or other business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Loss of revenues from Ferrlecit®, a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows.

In 2008, Ferrlecit® accounted for approximately 12% of our gross profit.

On March 28, 2008, we received a notice from Sanofi Aventis contending that the distribution agreement and related agreements for Ferrlecit® between certain affiliates of Sanofi Aventis and the Company expire on

February 18, 2009. Sanofi Aventis also contends it would be entitled to damages and other relief to the extent the Company sells Ferrlecit after February 18, 2009. We contend the distribution agreement and related agreements expire on December 31, 2009. The parties are currently engaged in a binding arbitration proceeding to resolve these disputes. A decision in the arbitration is expected in May 2009. Additionally, the parties are continuing to discuss a possible extension of the distribution agreement and related agreements beyond 2009. However, there can be no assurance that we will be able to negotiate extensions of these agreements on commercially reasonable terms, or at all. Our inability to negotiate extensions of these agreements on commercially reasonable terms, or an adverse finding in the pending arbitration proceeding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Even if we succeed in the pending arbitration and/or are able to extend our agreements with Sanofi Aventis beyond 2009, we lost regulatory exclusivity on our Ferrlecit® product in 2004 and, as a result generic applicants became eligible to submit ANDAs for Ferrlecit®. In February 2004, we submitted a Citizen Petition to the FDA requesting that the FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied. During the third quarter of 2004, we submitted a second Citizen Petition to the FDA requesting that the FDA refuse to accept for substantive review any ANDA referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®. In October 2006, we submitted a supplement to our Citizen Petition, reiterating our request for the FDA to establish guidelines for determining what data are needed to prove that generic formulations of Ferrlecit® contain the same active complex as Ferrlecit®. We cannot predict whether the FDA will grant or deny our Citizen Petitions or when it may take such action.

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

During 2008, our largest customer for Ferrlecit® accounted for approximately 37% of our Ferrlecit® sales. During 2008 that customer became the exclusive U.S. licensee of Venofer, a product that directly competes with Ferrlecit®. If we are not able to maintain our Ferrlecit® business with our largest customer, or if we lose any other significant Ferrlecit® customer, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Any acquisitions of technologies, products and businesses, may be difficult to integrate, could adversely affect our relationships with key customers, and/or could result in significant charges to earnings.

We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between the products or customers of Watson and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. For example, in our Distribution business, our main competitors are McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These companies are significant customers of our Generic and Brand operations and who collectively accounted for approximately 28% of our annual net revenues in 2008. Our activities related to our Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues.

In addition, as a result of acquiring businesses or products, or entering into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods.

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

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged. For example, in September, 2008, we received notice that Duramed Pharmaceuticals had filed an ANDA seeking to market a generic version of our Oxytrol product, and contending that our patents covering Oxytrol are invalid or not infringed. If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished.

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

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products which may be granted just before the expiration of one patent, which could extend patent protection for additional years or otherwise delay the launch of generics;

•	selling the brand product as an Authorized Generic, either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process to request amendments to FDA standards;

•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•	attaching patent extension amendments to non-related federal legislation;

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing; and

•	seeking patents on methods of manufacturing certain API.

If pharmaceutical companies or other third parties are successful in limiting the use of generic products through these or other means, our sales of generic products may decline. If we experience a material decline in generic product sales, our results of operations, financial condition and cash flows will suffer.

If competitors are successful in limiting competition for certain generic products through their legislative, regulatory and litigation efforts, our sales of certain generic products may suffer.

Certain of our competitors have recently challenged our ability to distribute Authorized Generics during the competitors’ 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. The FDA and courts that have considered the subject to date have ruled that there is no prohibition in the Federal Food, Drug, and Cosmetic Act against distributing Authorized Generic versions of a brand drug. However, on February 3, 2009, legislation was introduced in the U.S. Senate that would prohibit the marketing of Authorized Generics during the 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Further, the DRA added provisions to the Medicaid Rebate Program that, effective January 1, 2007, may have the effect of increasing an NDA holder’s Medicaid Rebate liability if it permits another manufacturer to market an Authorized Generic version of its brand product. This may affect the willingness of brand manufacturers to continue arrangements, or enter into future arrangements, permitting us to market Authorized Generic versions of their brand products. If so, or if distribution of Authorized Generic versions of brand products is otherwise restricted or found unlawful, our results of operations, financial condition and cash flows could be materially adversely affected.

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

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. For example, in August 2008 the United States District Court for the Southern District of Florida ruled that our naproxen sodium product infringes Elan U.S. Patent Number 5,637,320, and that the infringement was willful. We are also engaged in litigation with Duramed Pharmaceuticals concerning whether our Quasensetm product infringes Duramed’s U.S. Patent Number RE 39,861, and we continue to manufacture and market our Quasensetm product during the pendency of the litigation. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our distribution operations are highly dependent upon a primary courier service.

Product deliveries within our Distribution business are highly dependent on overnight delivery services to deliver our products in a timely and reliable manner, typically by overnight service. Our Distribution business ships a substantial portion of products via one courier’s air and ground delivery service. If the courier terminates our contract with this courier or we cannot renew the courier’s contract on favorable terms or enter into a contract with an equally reliable overnight courier to perform and offer the same service level at similar or more favorable rates, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Our distribution operations concentrate on generic products and therefore are subject to the risks of the generic industry.

The ability of our Distribution business to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales of our Distribution business. Our margins can also be affected by the risks inherent to the generic industry, which are discussed below under “Risks Relating To Investing In the Pharmaceutical Industry”.

If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in some of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist. Some of these products have historically accounted for a significant portion of our revenues, such as Ferrlecit®, INFed®, bupropion sustained release tablets and a significant number of our oral contraceptive products. From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our manufacturing sites in India and our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearances, various import duties and other government clearances, as well as potential shipping delays due to inclement weather, strikes or other matters outside of our control. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents.

Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers, may reduce our revenues in future fiscal periods.

Consistent with industry practice we, like many generic product manufacturers, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we may give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we may reduce the price of our product. As a result, we may be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates, which could have a material adverse effect on our results of operations, financial condition, cash flows and the market price of our stock.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payers, including Medicare, Medicaid, HMOs and MCOs, have historically reimbursed, or continue to reimburse, doctors and others for the purchase of certain prescription drugs based on a drug’s AWP. In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP’s have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP of certain products, and other improper acts, in order to increase prices and market shares. Additional actions are anticipated. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 15 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. If the coverage limits for product liability insurance policies are not adequate, a claim brought against Watson, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The cost of insurance, including workers’ compensation, product liability and general liability insurance, can increase significantly in a given period and may increase in the future. In response, we may increase deductibles and/or decrease certain lines of coverage to mitigate these costs. These increases, and our increased risk due to increased deductibles and reduced lines of coverage, could have a negative impact on our results of operations, financial condition and cash flows.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill. As of December 31, 2008, the carrying value of our product rights and other intangible assets was approximately $560 million and the carrying value of our goodwill was approximately $868 million.

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

Our acquired core technology and customer relationship intangible assets are stated at cost, less accumulated amortization. We determined the original fair value of our other intangible assets by performing a discounted cash flow analysis, which is based on our assessment of various factors. Such factors include existing operating margins, the number of existing and potential competitors, product pricing patterns, product market share analysis, product approval and launch dates, the effects of competition, customer attrition rates, consolidation within the industry and generic product lifecycle estimates. Our other intangible assets with definite lives are tested for impairment when there are significant changes to any of these factors. Our other intangible assets with indefinite lives are tested for impairment annually, or more frequently if there are significant changes to any of the above factors. If evidence of impairment exists, we would be required to take an impairment charge with respect to the impaired asset. Such a charge could have a material adverse effect on our results of operations and financial condition.

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

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

Our business could suffer as a result of manufacturing difficulties or delays.

The manufacture of certain of our products and product candidates, particularly our controlled-release products, transdermal products, and our oral contraceptive products, are more difficult than the manufacture of immediate-release products. Successful manufacturing of these types of products requires precise manufacturing process controls, API that conforms to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges. Manufacturing complexity, testing requirements, and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

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

Our product and API development programs, manufacturing processes and distribution logistics involve the controlled use of hazardous materials, chemicals and toxic compounds in our owned and leased facilities. As a result, we are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous materials and the discharge of pollutants into the air and water. Our programs and processes expose us to risks that an accidental contamination could result in (i) our noncompliance with such environmental laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an accident or environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could have a material and adverse effect on our business, results of operations, financial condition, and cash flows. In addition, environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Any modification, revocation or non-renewal of our environmental permits could have a material adverse effect on our ongoing operations, business and financial condition. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased development or manufacturing activities at any of our facilities.

Global Economic Conditions Could Harm Us.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

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

Our manufacturing facility in Corona, California (which manufactured products representing approximately 12% of our total product net revenues for 2008) is currently subject to a consent decree of permanent injunction. We cannot assure that the FDA will determine we have adequately corrected deficiencies at our Corona manufacturing site, that subsequent FDA inspections at any of our manufacturing sites will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental or third-party approvals prior to manufacturing, marketing and shipping our products. Consequently, there is always the chance that we will not obtain FDA or other necessary approvals, or that the rate, timing and cost of obtaining such approvals, will adversely affect our product introduction plans or results of operations. We carry inventories of certain product(s) in anticipation of launch, and if such product(s) are not subsequently launched, we may be required to write off the related inventory.

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

As part of the MMA, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009 the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. In February 2009 several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Additionally, we have received requests for information, in the form of civil investigative demands or subpoenas, from the FTC, and are subject to ongoing FTC investigations, concerning our settlement with Cephalon related to our ANDA for a generic version of Provigil®, and our agreement with Sandoz to relinquish our Hatch-Waxman marketing exclusivity on our ANDA for a 50 mg. generic version of Toprol XL®. Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect our business.

In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third-party payers increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, there is uncertainty surrounding the implementation of the provisions of Part D of the MMA, and the possibility that such provisions will be amended. Depending on how such provisions are implemented or amended, reimbursement may not be available for some of Watson’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, those products and could have a material adverse effect on our business, results of operations, financial condition and cash flows. We may also be subject to lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results.

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

We also face strong competition in our Distribution business, where we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which market both brand and generic pharmaceutical products to their customers. These companies are significant customers of our pharmaceutical business. As generic products generally have higher gross margins for distributors, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we do not offer a full line of brand products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but recently have begun to do so. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

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

For the year ended December 31, 2008, our three largest customers accounted for 11%, 11% and 9% respectively, of our net revenues. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, none of our customers are party to any long-term supply agreements with us, and thus are able to change suppliers freely should they wish to do so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our operations using a combination of owned and leased properties.

Our owned properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage) and administrative functions. The following table provides a summary of locations of our significant owned properties:

Location	Primary Use	Segment

Carmel, New York	Manufacturing	Generic
Changzhou City, People’s Republic of China	Manufacturing, R&D	Generic
Coleraine, Northern Ireland	Manufacturing	Generic
Copiague, New York	Manufacturing, R&D	Generic
Corona, California	Manufacturing, R&D, Administration	Generic/Brand
Davie, Florida	Manufacturing, R&D, Administration	Generic/Brand
Grand Island, New York	Sales and Marketing, Administration	Distribution
Goa, India	Manufacturing	Generic
Gurnee, Illinois	Distribution	Generic/Brand
Ambernath, India	Manufacturing, R&D	Generic
Salt Lake City, Utah	Manufacturing, R&D	Generic/Brand

Properties that we lease are primarily located throughout the U.S. and include R&D, manufacturing support, distribution (including warehousing and storage), sales and marketing, and administrative facilities. The following table provides a summary of locations of our significant leased properties:

Location	Primary Use	Segment

Brewster, New York	Distribution	Generic/Brand
Davie, Florida	Manufacturing, Administration	Generic/Brand
Groveport, Ohio	Distribution, Administration	Distribution
Morristown, New Jersey	Sales and Marketing, Administration	Generic/Brand
Mt. Prospect, Illinois	Manufacturing support	Generic/Brand
Mumbai, India	Administration, R&D	Generic
Shanghai, People’s Republic of China	Sales and Marketing, Administration	Generic
Sunrise, Florida	Distribution, Administration	Generic
Weston, Florida	R&D, Administration	Generic
Weston, Florida	Distribution, Sales and Marketing, Administration	Distribution

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2009. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 15 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Executive Officers of the Registrant

Below are our executive officers as of February 23, 2009.

Name	Age	Principal Position with Registrant

Paul M. Bisaro	48	President and Chief Executive Officer
Edward F. Heimers	62	Executive Vice President, President of Brand Division
Thomas R. Russillo	65	Executive Vice President, President of Generic Division
Albert Paonessa, III	48	Executive Vice President, Chief Operating Officer, Distribution Division
David A. Buchen	44	Senior Vice President, General Counsel, and Secretary
Clare Carmichael	49	Senior Vice President, Human Resources
Mark W. Durand	49	Senior Vice President, Chief Financial Officer
Charles D. Ebert, Ph.D.	55	Senior Vice President, Research and Development
Thomas R. Giordano	58	Senior Vice President, Chief Information Officer
Francois A. Menard, Ph.D.	49	Senior Vice President, Generics Research and Development
Gordon Munro, Ph.D.	61	Senior Vice President, Quality Assurance

Paul M. Bisaro

Paul M. Bisaro, age 48, was appointed President and Chief Executive Officer effective September 4, 2007. Prior to joining Watson, Mr. Bisaro was President and Chief Operating Officer of Barr from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel and from 1997 to 1999 served in various additional capacities including Senior Vice President — Strategic Business Development. Prior to joining Barr, he was associated with the law firm Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds from 1989 to 1992. Mr. Bisaro also served as a Senior Consultant with Arthur Andersen & Co. Mr. Bisaro received his undergraduate degree in General Studies from the University of Michigan in 1983 and a Juris Doctor from Catholic University of America in Washington, D.C. in 1989.

Edward F. Heimers

Edward F. Heimers, age 62, has served as Executive Vice President and President of the Brand Division since May 2005. Prior to joining Watson, Mr. Heimers was Senior Vice President, Marketing for Innovex, a contract sales organization and a division of Quintiles Transnational Corp. from 2000 to 2005. Prior to joining Innovex, he was Senior Vice President, Sales for Novartis Pharmaceuticals Corporation from 1996 to 1999. From 1987 to 1996, Mr. Heimers held various positions, including Senior Vice President, Specialty Products and Senior Vice President, Primary Care Marketing and Sales at Sandoz and from 1978 to 1987 held a number of marketing positions at Schering-Plough. Mr. Heimers received his undergraduate degree in Biology from New York University and a Juris Doctor from Syracuse University.

Thomas R. Russillo

Thomas R. Russillo, age 65, was appointed Executive Vice President and President of the Generic Division on September 5, 2006. Prior to joining Watson, Mr. Russillo served as a consultant to the Company from February to November, 2006, in connection with the Company’s integration planning related to the acquisition of Andrx. From January 2005 until September 1, 2006 Mr. Russillo served as a consultant to various clients in the pharmaceutical industry. From 1990 through 2004, Mr. Russillo served as President, Ben Venue Laboratories, a division of Boehringer Ingelheim. Prior to Ben Venue, he held a number of senior positions with Baxter International, most recently as Managing Director, International Medical Technology. Additionally, he is a past chairman of the National Association of Pharmaceutical Manufacturers and board member for the Generic Pharmaceutical Association. Mr. Russillo received his undergraduate degree in Biology from Fordham University in 1965.

Albert Paonessa III

Albert Paonessa, age 48, joined Watson as our Executive Vice President, Chief Operating Officer of Anda, our Distribution company following our acquisition of Andrx. Mr. Paonessa was appointed Anda Executive Vice President and Chief Operating Officer in August 2005 and had been with Anda since Andrx acquired VIP in March 2000. From March 2000 through January 2002, Mr. Paonessa was Vice President, Operations of VIP. In January 2002, he became Vice President, Information Systems at Anda and in January 2004 was appointed Senior Vice President, Sales at Anda. Mr. Paonessa received a B.A. and a B.S. from Bowling Green State University in 1983.

David A. Buchen

David A. Buchen, age 44, has served as Senior Vice President, General Counsel and Secretary since November 2002. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkeley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Clare Carmichael

Clare Carmichael, age 49, was appointed Senior Vice President, Human Resources of Watson effective August 12, 2008. Prior to joining Watson, Ms. Carmichael was Vice President, Human Resources for Schering-Plough Research Institute. Ms Carmichael was Vice President, Human Resources for Eyetech Pharmaceuticals Inc. from 2003 to 2005. She also held positions of increasing responsibility at Pharmacia Corporation until 2003. Ms. Carmichael received a B.A. in Psychology from Rider University in 1981.

Mark W. Durand

Mark W. Durand, age 49, was appointed Senior Vice President, Chief Financial Officer effective November 26, 2007. Prior to joining Watson, Mr. Durand served as Chief Financial Officer and Senior Vice President, Finance and Business Development at Teva North America (“Teva NA”). Prior to joining Teva NA, he held a number of positions of increasing responsibility at Bristol-Myers Squibb from 1987 to 2004, including Vice President — Finance and Business Development and Vice President — Specialty Pharmaceuticals. Mr. Durand received a B.S. in Zoology from Duke University in 1981, a M.S. in Biological Sciences from Dartmouth College in 1984 and an M.B.A. from the University of Chicago in 1986.

Charles D. Ebert, Ph.D.

Charles D. Ebert, Ph.D., age 55, has served as our Senior Vice President, Research and Development since May 2000. He served as our Senior Vice President, Proprietary Research and Development from June 1999 to May 2000. Before joining Watson, Dr. Ebert served TheraTech, Inc. as Vice President, Research and Development from 1987 to 1992 and as Senior Vice President, Research and Development from 1992 to 1999. Dr. Ebert received a B.S. in Biology from the University of Utah in 1977 and a Ph.D. in Pharmaceutics from the University of Utah in 1981.

Thomas R. Giordano

Thomas R. Giordano, age 58, was appointed Senior Vice President, Chief Information Officer of Watson on December 11, 2006. Mr. Giordano joined Watson following the Company’s acquisition of Andrx, where he served as Senior Vice President, Chief Information Officer and Chief Project Management Officer since 2002. Prior to joining Andrx, he was Senior Vice President and Global Chief Information Officer for Burger King Corporation, a subsidiary of Diageo Plc from 1998 to 2001. He has also held the position of Senior Vice President and Chief Information Officer for Racal Data Group and AVEX Electronics. Mr. Giordano received his undergraduate degree in Economics from St. Peters College in New Jersey in 1979, participated in graduate studies at New York University, New York and completed the Information Systems Executive Management Program at Harvard Business School.

Francois A. Menard, Ph.D.

Francois A. Menard, Ph.D, age 49, was appointed Senior Vice President, Generics Research and Development of Watson on February 8, 2008. Prior to joining Watson, Dr. Menard served as Vice President Product Development at Sandoz from 2004 to 2008. Prior to Sandoz, Dr. Menard was Vice President, Research and Development at Ivax Corporation during 2004 and before Ivax Corporation held a number of product development positions of increasing responsibility at Johnson & Johnson from 1996 to 2004. Dr. Menard received a Pharm.D. degree in Industrial Pharmacy from the University of Rennes, France in 1983 and a Ph.D. in Pharmaceutical Sciences from the University of Rhode Island in 1987.

Gordon Munro, Ph.D.

Gordon Munro, Ph.D, age 61, has served as our Senior Vice President, Quality Assurance since June 2004. Prior to joining Watson, Dr. Munro was the Director of Inspection and Enforcement, at the United Kingdom Medicines and Healthcare Products Regulatory Agency from 1997 to 2004, and from 2002 to 2004, he was also Acting Head of Medicines. From 1970 to 1997, he held various positions, including the Director of Quality and Compliance at GlaxoWelcome. Dr. Munro received a B.S. in Pharmacy and a Masters in Analytical Chemistry from the University of Strathclyde, Scotland, and a Ph.D. in Analytical Chemistry from the Council of National Academic Awards.

Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified, and may be removed at any time by the affirmative vote of a majority of the Board of Directors. We have employment agreements with most of our executive officers. There are no family relationships between any director and executive officer of Watson.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “WPI.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low

Year ended December 31, 2008:
First	$29.56	$23.90
Second	$32.70	$25.03
Third	$31.38	$26.66
Fourth	$29.65	$20.17
Year ended December 31, 2007:
First	$29.43	$25.02
Second	$33.28	$26.16
Third	$33.91	$28.77
Fourth	$32.53	$26.90

As of February 18, 2009, there were approximately 2,900 registered holders of our common stock.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2008, we repurchased 2,022 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicaly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

October 1 - 31, 2008	—	$—	—	—
November 1 - 30, 2008	1,031	$23.78	—	—
December 1 - 31, 2008	991	$23.62	—	—

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “NOTE 11 — Stockholders’ Equity” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Performance Graph

The following graph compares the cumulative 5-year total return of holders of Watson’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2003 with relative performance tracked through December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watson Pharmaceuticals, The S&P 500 Index
And The Dow Jones US Pharmaceuticals Index

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright © 2009 Dow Jones & Co. All rights reserved.

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Watson	100.00	71.33	70.67	56.59	59.00	57.76
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
Dow Jones US Pharmaceuticals	100.00	91.72	90.20	103.18	107.79	88.23

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

WATSON PHARMACEUTICALS, INC.

FINANCIAL HIGHLIGHTS(1)

	Years Ended December 31,
	2008	2007	2006(2)	2005	2004
	(In thousands, except per share amounts)

Operating Highlights:
Net revenues	$2,535,501	$2,496,651	$1,979,244	$1,646,203	$1,640,551
Gross profit	$1,032,679	$991,895	$745,761	$793,789	$819,757
Operating income (loss)(1)	$358,128	$255,660	$(422,096)	$218,512	$265,940
Net income (loss)(1)	$238,379	$141,030	$(445,005)	$138,557	$150,018
Basic earnings (loss) per share	$2.32	$1.38	$(4.37)	$1.32	$1.37
Diluted earnings (loss) per share	$2.09	$1.27	$(4.37)	$1.22	$1.26
Weighted average shares outstanding:
Basic	102,821	102,273	101,761	104,949	109,174
Diluted	117,723	117,039	101,761	120,021	124,727

	At December 31,
	2008	2007	2006(2)	2005	2004

Balance Sheet Highlights:
Current assets	$1,458,417	$1,173,776	$1,261,676	$1,353,543	$1,361,136
Working capital	$976,422	$728,849	$571,747	$1,107,873	$1,105,507
Total assets	$3,677,887	$3,472,027	$3,760,577	$3,077,187	$3,231,956
Total debt	$877,893	$905,649	$1,231,204	$587,935	$587,653
Deferred tax liabilities	$174,287	$178,740	$203,860	$126,718	$141,691
Total stockholders’ equity	$2,108,585	$1,849,465	$1,680,388	$2,100,469	$2,230,690

(1)	For discussion on comparability of operating income and net income, please refer to financial line item discussion in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

(2)	On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. We discuss such risks, uncertainties and other factors throughout this report and specifically under the caption “Cautionary Note Regarding Forward-Looking Statements” under “Item 1A. Risk Factors” in this annual report on Form 10-K (“Annual Report”). In addition, the following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report.

EXECUTIVE SUMMARY

Overview of Watson

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacturing, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities predominantly in the United States of America (“U.S.”) and India with our key commercial market being the U.S.

As of December 31, 2008, we marketed approximately 150 generic pharmaceutical product families and 27 brand pharmaceutical product families and distributed approximately 8,000 stock-keeping units (“SKUs”) through our Distribution business (also known as “Anda”). Prescription pharmaceutical products in the U.S. are generally marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Our Distribution business, primarily distributes generic pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, and generic products and certain selective brand products to physicians’ offices.

2008 Financial Highlights

Among the significant consolidated financial highlights for 2008 were the following:

•	Net revenues grew to $2,535.5 million from $2,496.7 million in 2007, an increase of $38.8 million or 1.6%;

•	Gross profit increased by $40.8 million to $1,032.7 million from $991.9 million in 2007. Gross margins increased to 40.7% from 39.7% in 2007;

•	Amortization expense declined $95.7 million due to a reduction in product right amortization. Our Ferrlecit® product rights were fully amortized during 2007;

•	Operating income increased by $102.5 million or 40.0% to $358.1 million from $255.7 million in 2007; and

•	Net income increased to $238.4 million ($2.09 per diluted share) from $141.0 million ($1.27 per diluted share) in 2007.

Segments

Watson has three reportable operating segments: Generic, Brand and Distribution. The Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s Specialty Products and Nephrology product lines. Watson has aggregated its Brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Company sells its Brand and Generic products primarily to pharmaceutical wholesalers, mail order, government programs, drug distributors and national retail drug and food store chains. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Generic and Brand segments.

The Company evaluates segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, in process research and development (“IPR&D”) charges, gains on disposal or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level.

Global Supply Chain Initiative

The Company completed several cost reduction initiatives during 2007 which included the closure of our Puerto Rico manufacturing facility and the divestiture of our Phoenix, Arizona injectable manufacturing facility.

During 2008, we took additional steps to improve our operating cost structure and achieve operating efficiencies. We initiated a plan to close our Carmel, New York manufacturing facility and our Brewster, New York distribution center. We are in the process of moving production from the Carmel site to our manufacturing sites in Florida, California and India.

We also have initiated a plan to increase our India-based annual manufacturing capacity from one billion to three billion units. By the end of 2009, we expect to be able to manufacture one-third of our production requirements in India.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO 2007

Results of operations, including segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments, consisted of the following:

	Years Ended December 31,
	2008				2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total

Product sales	$1,403,975	$397,025	$606,190	$2,407,190	$1,408,885	$375,202	$566,053	$2,350,140
Other	70,358	57,953	—	128,311	92,991	53,520	—	146,511

Net revenues	1,474,333	454,978	606,190	2,535,501	1,501,876	428,722	566,053	2,496,651
Cost of sales(1)	883,832	107,079	511,911	1,502,822	917,863	99,913	486,980	1,504,756

Gross profit	590,501	347,899	94,279	1,032,679	584,013	328,809	79,073	991,895
Gross margin	40.1%	76.5%	15.6%	40.7%	38.9%	76.7%	14.0%	39.7%
Research and development	119,218	50,904	—	170,122	102,426	42,367	—	144,793
Selling and marketing	55,230	118,198	59,514	232,942	55,350	108,061	52,023	215,434

Contribution	$416,053	$178,797	$34,765	629,615	$426,237	$178,381	$27,050	631,668

Contibution margin	28.2%	39.3%	5.7%	24.8%	28.4%	41.6%	4.8%	25.3%
General and administrative				190,486				205,717
Amortization				80,690				176,409
Loss (gain) on asset sales and impairments				311				(6,118)

Operating income				$358,128				$255,660

Operating margin				14.1%				10.2%

(1)	Excludes amortization of acquired intangibles including product rights.

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

Net revenues from our Generic segment during the year ended December 31, 2008 decreased 1.8% or $27.5 million to $1,474.3 million compared to net revenues of $1,501.9 million from the prior year. The decrease in net revenues was attributable to a decrease in other revenues ($22.6 million), a decline in sales of certain Authorized Generic products ($49.8 million), a decrease in net revenues from the sale of oral contraceptives and price erosion for existing products. Sales of Authorized Generics in the prior year period included Tiliatm Fe and balsalazide disodium (both launched in the fourth quarter of 2007), oxycodone HCl controlled release tablets and pravastatin sodium tablets. Sales of Authorized Generics in the current year period included Tiliatm Fe and balsalazide disodium (both launched in the fourth quarter of 2007), alendronate sodium tablets (launched in the first quarter of 2008), dronabinol (launched in the second quarter of 2008) and pravastatin sodium tablets. The decline in sales of oxycodone HCl controlled-release tablets was due to the termination of the distribution agreement in the first quarter of 2007. Net revenues from the sale of oral contraceptives (excluding Tiliatm Fe) declined $32.3 million from the prior year period. These decreases in net revenues were offset in part by an increase in net product sales from recent product launches ($137.9 million), including fentanyl transdermal patch (launched at the end of the third quarter of 2007), albuterol sulfate (launched in the fourth quarter of 2007), clarithromycin extended-release tablets (launched in the first quarter of 2008) and omeprazole delayed-release capsules (launched in the third quarter of 2008).

The $22.6 million decrease in other revenues for the year ended December 31, 2008, compared to the prior year, was primarily due to reductions in commission revenues earned on sales of fentanyl citrate troche, royalties earned on GlaxoSmithKline’s (“GSK’s”) sales of Wellbutrin XL® 150mg and royalties on sales by Sandoz of metoprolol succinate 50 mg extended-release tablets which were all negatively impacted by the introduction of competing products. Revenue from these arrangements decreased $41.3 million for the year ended December 31, 2008 compared to the prior year. These decreases in other revenues were offset in part by the recognition of a $15.0 million milestone obligation for a 1999 Schein Pharmaceutical, Inc. (“Schein”) litigation settlement with Barr Pharmaceuticals, Inc. (“Barr”) related to Cenestin. Schein was acquired by Watson in 2000.

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

Gross profit for our Generic segment increased $6.5 million to $590.5 million in the year ended December 31, 2008 compared to $584.0 million in the prior year. Gross profit was higher in the current year period due to gross profit contribution from new product launches ($96.4 million) including fentanyl transdermal patch, albuterol sulfate, clarithromycin and omeprazole. These increases to gross profit in the current year period were partially offset by lower gross profit contribution from certain Authorized Generics ($17.4 million), lower gross profit contribution from oral contraceptives (excluding Tiliatm Fe) ($22.0 million), lower other revenues ($22.6 million) and costs associated with our Global Supply Chain Initiative ($27.8 million).

Gross margins for our Generic segment increased 1.2 percentage points to 40.1% for the year ended December 31, 2008 from 38.9% in the prior year. The increase in gross margins is primarily due to higher margins on newly launched products.

Research and Development Expenses

Generic R&D expenses consist mainly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with the development of our products.

R&D expenses within our Generic segment increased 16.4% or $16.8 million to $119.2 million for the year ended December 31, 2008 compared to $102.4 million from the prior year, mainly due to higher test chemical and biostudy costs ($5.4 million), higher pre-launch validation costs ($5.3 million), increased R&D expenditures in India ($4.3 million) and costs associated with our Global Supply Chain Initiative ($1.4 million).

Selling and Marketing Expenses

Generic selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Generic segment selling and marketing expenses were $55.2 million for the year ended December 31, 2008 compared to $55.4 million from the prior year.

Brand Segment

Net Revenues

Our Brand segment develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology.

Our Specialty Products product line includes promoted urology products such as Trelstar® and Oxytrol® and a number of non-promoted products.

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

Net revenues from our Brand segment for the year ended December 31, 2008 increased 6.1% or $26.3 million to $455.0 million compared to net revenues of $428.7 million from the prior year. The increase in net revenues was primarily attributable to higher sales within the Specialty Products group ($14.1 million), higher sales within the Nephrology group ($7.7 million) and higher other revenues ($4.4 million). The increase in the Specialty Products group was primarily attributable to higher unit sales of Trelstar® as a result of promotional efforts and the introduction of the Mixjecttm delivery system. The increase within the Nephrology group was primarily attributable to customer buying patterns and lower sales in the prior year period due to the loss of a customer.

Gross Profit

Gross profit from our Brand segment increased $19.1 million in the year ended December 31, 2008 to $347.9 million compared to $328.8 million in the prior year. The year-over-year increase in gross profit was primarily the result of higher product sales within both the Specialty Products group and the Nephrology group partially offset by a $7.7 million charge related to our INFeD® product. Higher other revenues ($4.4 million) also contributed to higher gross profit in the current year.

Research and Development Expenses

Brand R&D expenses consist mainly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.

R&D expenses within our Brand segment increased 20.2% or $8.5 million to $50.9 million compared to $42.4 million from the prior year primarily due to higher license and filing fees ($8.3 million) and higher payroll costs ($2.7 million) which were partially offset by decreased clinical costs related to the development of Rapaflotm and Gelniquetm as these studies neared completion during 2008.

Selling and Marketing Expenses

Brand selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Brand segment increased 9.4% or $10.1 million to $118.2 million compared to $108.1 million from the prior year primarily due to higher expenditures in the current year to support pre-launch activities related to Rapaflotm and Gelniquetm.

Distribution Segment

Net Revenues

Our Distribution segment distributes generic and certain select brand pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Generic and Brand segments.

Net revenues from our Distribution segment for the year ended December 31, 2008 increased 7.1% or $40.1 million to $606.2 million compared to net revenues of $566.1 million in the prior year primarily due to an increase in net revenues from new products launched during 2008 ($116.8 million) which was partially offset by price erosion and volume decreases from prior period product launches ($74.8 million).

Gross Profit and Gross Margin

Gross profit for our Distribution segment increased $15.2 million to $94.3 million in the year ended December 31, 2008 compared to $79.1 million in the prior year due to higher product sales. Gross margin increased to 15.6% during the year ended December 31, 2008 compared to 14.0% in the prior year period primarily due to lower product acquisition costs.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.

Distribution segment selling and marketing expenses increased 14.4% or $7.5 million to $59.5 million in the year ended December 31, 2008 as compared to $52.0 million in the prior year primarily due to an increase in variable selling expense including higher freight costs ($4.2 million) and higher commissions and other selling expenses ($1.6 million).

Segment Contribution

	Years Ended December 31,		Change
	2008	2007	Dollars	%
		($ in thousands):

Segment contribution
Generic	$416,053	$426,237	$(10,184)	(2.4)%
Brand	178,797	178,381	416	0.2%
Distribution	34,765	27,050	7,715	28.5%

	$629,615	$631,668	$(2,053)	(0.3)%

as % of net revenues	24.8%	25.3%

For more information on segment contribution, refer to above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	($ in thousands):

Corporate general and administrative expenses	$190,486	$205,717	$(15,231)	(7.4)%
as % of net revenues	7.6%	8.2%

Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses decreased 7.4% or $15.2 million to $190.5 million compared to $205.7 million from the prior year due to a favorable settlement of a tax-related liability in the current year period as a result of the resolution of the Internal Revenue Service (“IRS”) federal income tax return examination (the “Exam”) ($5.9 million) and the prior year period was negatively impacted by the cost of legal settlements ($8.5 million).

Amortization

	Years Ended December 31,		Change
	2008	2007	Dollars	%
		($ in thousands):

Amortization	$80,690	$176,409	$(95,719)	(54.3)%
as % of net revenues	3.2%	7.1%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization in 2008 decreased as our Ferrlecit® product rights were fully amortized as of December 2007.

Loss (Gain) on Asset Sales and Impairments

	Years Ended December 31,		Change
	2008	2007	Dollars	%
		($ in thousands):

Loss (gain) on asset sales and impairments	$311	$(6,118)	$6,429	(105.1)%

For the year ended December 31, 2007, we recorded a gain on sale of our Phoenix facility in the amount of $10.6 million. This gain was offset in part by a $4.5 million impairment charge relating to our facility in Puerto Rico.

Loss on Early Extinguishment of Debt

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	($ in thousands):

Loss on early extinguishment of debt	$1,095	$5,553	$(4,458)	(80.3)%

In November 2006, we entered into a Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks (“2006 Credit Facility”). The 2006 Credit Facility was entered into in connection with the acquisition of Andrx Corporation (“Andrx”) on November 3, 2006 (the “Andrx Acquisition”).

For the year ended December 31, 2008, the Company prepaid $75.0 million of outstanding debt on the 2006 Credit Facility. As a result of this prepayment, our results for the year ended December 31, 2008 reflect debt repurchase charges of $1.1 million which consist of unamortized debt issue costs associated with the repurchased amount.

For the year ended December 31, 2007, the Company prepaid $325.0 million of outstanding debt on the 2006 Credit Facility resulting in the recognition of debt repurchase charges of $5.6 million associated with the repurchased amount.

Interest Income

	Years Ended December 31,		Change
	2008	2007	Dollars	%
		($ in thousands):

Interest income	$9,055	$8,886	$169	1.9%

Interest income increased during the year ended December 31, 2008 as compared to the prior year as higher balances of cash and marketable securities were invested. On average, these higher cash and marketable securities balances were invested at lower rates of return in 2008.

Interest Expense

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	($ in thousands):

Interest expense — 2006 Credit Facility	$15,418	$31,047	$(15,629)
Interest expense — convertible contingent senior debentures due 2023 (“CODES”)	12,605	12,605	—
Change in derivative value	(37)	(219)	182
Interest expense — other	198	1,040	(842)

	$28,184	$44,473	$(16,289)	(36.6)%

Interest expense decreased for the year ended December 31, 2008 over the prior year primarily due to reduced levels of debt on the 2006 Credit Facility from prepayments made during 2007 and the first quarter of 2008.

Other Income/(Expense)

	Years Ended December 31,		Change
	2008	2007	Dollars	%
		($ in thousands):

Earnings on equity method investments	$10,623	$7,511	$3,112
Gain on sale of securities	9,605	2,340	7,265
Other income (expense)	181	(87)	268

	$20,409	$9,764	$10,645	109.0%

Earnings on Equity Method Investments

The Company’s equity investments are accounted for under the equity method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.

The earnings on equity investments for the year ended December 31, 2008 primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”). Scinopharm results increased over the prior year period due to new product launches during 2008. The earnings on equity investments for the year ended December 31, 2007 primarily represent our share of equity earnings in Scinopharm and Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Inc. (“Mylan”). On July 28, 2008 the Company sold its fifty percent interest in Somerset to Mylan.

Gain on Sale of Securities

The 2008 gain on sale of securities primarily related to the Company’s sale of our fifty percent interest in Somerset. The 2007 gain on sale of securities resulted from the receipt of additional contingent consideration on the sale of our investment in Adheris, Inc.

Provision for Income Taxes

	Years Ended December 31,		Change
	2008	2007	Dollars	%
		($ in thousands):

Provision for income taxes	$119,934	$83,254	$36,680	44.1%
Effective tax rate	33.5%	37.1%

The lower effective tax rate for the year ended December 31, 2008, as compared to the same period of the prior year, is primarily due to the tax benefit related to the resolution of the Exam with the IRS for the years ended December 31, 2000 to 2003 (2.2%) and a tax benefit related to the sale of Somerset (1.2%).

YEAR ENDED DECEMBER 31, 2007 COMPARED TO 2006

Results of Operations

Results of operations, including segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments, consisted of the following:

	Years Ended December 31,
	2007				2006
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total

Product sales	$1,408,885	$375,202	$566,053	$2,350,140	$1,501,251	$354,070	$92,796	$1,948,117
Other	92,991	53,520	—	146,511	15,725	15,402	—	31,127

Net revenues	1,501,876	428,722	566,053	2,496,651	1,516,976	369,472	92,796	1,979,244
Cost of sales(1)	917,863	99,913	486,980	1,504,756	1,059,234	92,184	82,065	1,233,483

Gross profit	584,013	328,809	79,073	991,895	457,742	277,288	10,731	745,761
Gross margin	38.9%	76.7%	14.0%	39.7%	30.2%	75.0%	11.6%	37.7%
Research and development	102,426	42,367	—	144,793	83,551	47,472	—	131,023
Selling and marketing	55,350	108,061	52,023	215,434	52,882	112,258	8,409	173,549

Contribution	$426,237	$178,381	$27,050	631,668	$321,309	$117,558	$2,322	441,189

Contibution margin	28.4%	41.6%	4.8%	25.3%	21.2%	31.8%	2.5%	22.3%
General and administrative				205,717				131,511
Amortization				176,409				163,710
In-process research and development				—				497,800
(Gain) loss on asset sales and impairments				(6,118)				70,264

Operating income (loss)				$255,660				$(422,096)

Operating margin				10.2%				(21.3)%

(1)	Excludes amortization of acquired intangibles including product rights.

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

The $77.3 million increase in other revenues for the year ended December 31, 2007, compared to the prior year, was primarily related to a full year of commission revenues earned on sales of fentanyl citrate troche (which commenced during the third quarter of 2006), royalties earned on GSK’s sales of Wellbutrin XL® 150mg (which royalty commenced during the first quarter of 2007) and royalties on sales by Sandoz of metoprolol succinate 50 mg extended release tablets (which commenced during the third quarter of 2007). Together these three items combined represented an increase in other revenues totaling $74.8 million for the year ended December 31, 2007 from the prior year.

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

Research and Development Expenses

R&D expenses within our Brand segment decreased 10.8% or $5.1 million to $42.4 million compared to $47.5 million from the prior year primarily due to decreased costs in 2007 related to Phase III studies on Gelniquetm as these studies near completion.

Selling and Marketing Expenses

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
		($ in thousands):

Segment contribution
Generic	$426,237	$321,309	$104,928	32.7%
Brand	178,381	117,558	60,823	51.7%
Distribution	27,050	2,322	24,728	1064.9%

	$631,668	$441,189	$190,479	43.2%

as % of net revenues	25.3%	22.3%

For more information on segment contribution, refer to above “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands):

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
		($ in thousands):

Amortization	$176,409	$163,710	$12,699	7.8%
as % of net revenues	7.1%	8.3%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization in 2007 increased representing additional amortization on intangible assets from the Andrx Acquisition.

In-Process Research and Development

	Years Ended December 31,		Change
	2007	2006	Dollars	%
		($ in thousands):

In-process research and development	$—	$497,800	$(497,800)	−100.0%
as % of net revenues	0.0%	25.2%

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

(Gain) Loss on Asset Sales and Impairments

	Years Ended December 31,			Change
	2007	2006	Dollars	%
		($ in thousands):

(Gain) loss on asset sales and impairments	$(6,118)	$70,264	$(76,382)	(108.7)%

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

Loss on Early Extinguishment of Debt

	Years Ended December 31,		Change
	2007	2006	Dollars	%
		($ in thousands):

Loss on early extinguishment of debt	$5,553	$525	$5,028	957.7%

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

Interest Income

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands):

Interest income	$8,886	$28,418	$(19,532)	(68.7)%

Interest income decreased during the year ended December 31, 2007 as compared to the prior year due to the use of available cash, cash equivalents and marketable securities to finance the Andrx Acquisition.

Interest Expense

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands):

Interest expense — 2006 Credit Facility	$31,047	$8,121	$22,926
Interest expense — CODES	12,605	12,605	—
Interest expense — 1998 Senior Notes	—	406	(406)
Interest and fees on credit facility	—	850	(850)
Change in derivative value	(219)	(664)	445
Interest expense — other	1,040	764	276

	$44,473	$22,082	$22,391	101.4%

Interest expense increased for the year ended December 31, 2007 over the prior year due to interest expense incurred on borrowings used to finance the Andrx Acquisition.

Other Income/(Expense)

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands):

Earnings on equity method investments	$7,511	$2,066	$5,445
Gain on sale of securities	2,340	3,546	(1,206)
Other expense	(87)	(276)	189

	$9,764	$5,336	$4,428	83.0%

Earnings on Equity Method Investments

The earnings on equity investments for the year ended December 31, 2007 primarily represent our share of equity earnings in Scinopharm and Somerset.

Provision for Income Taxes

	Years Ended December 31,		Change
	2007	2006	Dollars	%
	($ in thousands):

Provision for income taxes	$83,254	$34,056	$49,198	144.5%
Effective tax rate	37.1%	(8.3)%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2008 and 2007 is summarized as follows:

			Increase
	2008	2007	(Decrease)
	($ in thousands):

Current Assets:
Cash and cash equivalents	$507,578	$204,554	$303,024
Marketable securities	13,202	11,799	1,403
Accounts receivable, net of allowances	305,009	267,117	37,892
Inventories, net	473,127	490,601	(17,474)
Other	159,501	199,705	(40,204)

Total current assets	1,458,417	1,173,776	284,641

Current liabilities:
Accounts payable and accrued expenses	381,328	398,154	(16,826)
Short-term debt and current portion of long-term debt	53,215	6,241	46,974
Other	47,452	40,532	6,920

Total current liabilities	481,995	444,927	37,068

Working Capital	$976,422	$728,849	$247,573

Current Ratio	3.03	2.64

Watson’s primary source of liquidity is cash from operations. In 2008, our working capital increased by $247.6 million from $728.8 million in 2007 to $976.4 million primarily related to cash provided by operating activities offset in part by capital expenditures on property and equipment, product rights and other intangibles and a prepayment on our 2006 Credit Facility.

We expect that 2009 cash flows from operating activities will continue to be sufficient to fund our operating activities and capital expenditure requirements for the next year.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Years Ended December 31,
	2008	2007	2006
	($ in thousands):

Net cash provided by operating activities	$416,554	$427,178	$471,365

Cash flows from operations represents net income (loss) adjusted for certain operations related non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $416.6 million in 2008, compared to $427.2 million in 2007 and $471.4 million in 2006. Net cash provided by operations was lower in 2008 compared to 2007 primarily due to the lower contribution from changes in working capital in the 2008 period compared to the 2007 period. Net cash provided by operations was lower in 2007 compared to 2006 primarily due to higher use of cash to reduce accounts payable and accrued expense balances during 2007 offset in part by lower year-end accounts receivable balances.

Management expects that available cash balances and 2009 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2009 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	($ in thousands):

Net cash used in investing activities	$93,357	$64,292	$1,419,419

Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. We used $93.4 million in net cash for investing activities during 2008 compared to $64.3 million in 2007 and $1,419.4 million during 2006. The change between 2008 and 2007 levels of investing cash flows related to our use of cash for capital expenditures. Our property and equipment expenditure levels in 2008 totaled $63.5 million compared to $75.0 million in 2007. Our product right and other intangible expenditures for 2008 include a $36 million payment for the acquisition of certain product right intangibles divested by Teva Pharmaceutical Industries Limited (“Teva”) as a result of the merger between Teva and Barr. Investing cash flows in 2006 included approximately $1,558.3 million of cash used in investing activities, net of cash acquired, primarily for the Andrx Acquisition.

We expect to spend approximately $75.0 million for property and equipment additions in 2009.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	($ in thousands):

Net cash (used in) provided by financing activities	$(20,173)	$(312,503)	$634,774

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock options. For 2008, net cash used in financing activities was $20.2 million compared to $312.5 million used in financing activities during 2007 and $634.8 million provided by financing activities during 2006. During 2008, we prepaid $75.0 million and borrowed $50.0 million under our 2006 Credit Facility. During 2007, we prepaid $325.0 million under the 2006 Credit Facility. During 2006, we borrowed $650.0 million under our 2006 Credit Facility in connection with the Andrx Acquisition.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

			Increase
	2008	2007	(Decrease)
	($ in thousands):

Short-term debt and current portion of long-term debt	$53,215	$6,241	$46,974
Long-term debt	824,678	899,408	(74,730)

Total debt outstanding	$877,893	$905,649	$(27,756)

Debt to capital ratio	29.4%	32.9%

In March 2003, we issued $575.0 million of CODES due in 2023. As of December 31, 2008, the entire amount of the CODES remained outstanding at an effective annual interest rate of approximately 2.1%.

In November 2006, we entered into the 2006 Credit Facility. The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”). The 2006 Credit Facility was entered into in connection with the Andrx Acquisition.

The 2006 Credit Facility has a five year term and bears interest equal to LIBOR plus 0.75% (subject to certain adjustments) The indebtedness under the 2006 Credit Facility is guaranteed by our material domestic subsidiaries. The remainder under the Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. During 2008, we borrowed $50.0 million from the Revolving Facility. As of December 31, 2008, $50.0 million was outstanding on the Revolving Facility and $250.0 million was outstanding on the Term Facility. The full amount outstanding on the 2006 Credit Facility is due November 2011.

During the year ended December 31, 2007, we entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt on a notional amount of $200.0 million of the 2006 Credit Facility. The interest rate swap instruments involved agreements to receive a floating rate based on LIBOR and pay a fixed rate of 4.79%, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on the interest rate swap agreements were recognized as adjustments to interest expense in the period. These interest swap agreements expired in January 2009. For additional information on our interest rate swap derivatives, refer to “NOTE 2 — Summary of Significant Accounting Policies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

During the year ended December 31, 2008, we prepaid $75.0 million of the amount outstanding under the Term Facility. As a result of this prepayment, our results for the year ended December 31, 2008 reflect the recognition of debt repurchase charges of $1.1 million associated with the repurchased amount. No principal payments are required on the Term Facility in 2009.

Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of December 31, 2008, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:

•	maintenance of a minimum net worth of at least $1.51 billion;

•	maintenance of a maximum leverage ratio not greater than 2.75 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At December 31, 2008, our net worth was $2.11 billion, and our leverage ratio was 1.55 to 1.0. Our interest coverage ratio for the year ended December 31, 2008 was 20.1 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2008. Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments due by Period (Including Interest on Debt)
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In thousands):

Long-term debt and other debt(1)	$900,004	$15,226	$884,778	$—	$—
Operating lease obligations	88,198	18,112	38,615	10,570	20,901
Other obligations and commitments(2)	63,215	6,460	3,450	—	53,305

Total(3)	$1,051,417	$39,798	$926,843	$10,570	$74,206

(1)	Amounts represent total anticipated cash payments and anticipated interest payments on our 2006 Credit Facility and the short-term portion of our debt obligations assuming existing debt maturity schedules. Maturity schedule and anticipated interest payments in the above table in respect of our CODES represent managements expectation that the CODES holders will exercise a March 15, 2010 put option, as defined under the terms of the CODES, which will require the Company to repurchase the outstanding amount of the CODES for cash. Any prepayment of our 2006 Credit Facility would reduce anticipated interest payments and change the timing of principal amounts due under the 2006 Credit Facility. Should any holders of our CODES not exercise their March 15, 2010 put option, this would increase anticipated interest payments and change the timing of principal amounts due from the timing indicated in the above table. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations. For a more detailed description of redemption or conversion privileges of the CODES, refer to “NOTE 9 — Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

(2)	Other obligations and commitments include agreements to purchase third-party manufactured products, capital purchase obligations for the construction or purchase of property, plant and equipment and the liability for income tax associated with uncertain tax positions.

(3)	Total does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheet (except for short-term debt and the current portion of long-term debt) or certain purchase obligations, which are discussed below.

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2008, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above.

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

Off-Balance Sheet Arrangements

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

Revenue and Provision for Sales Returns and Allowances

As customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When we recognize revenue from the sale of our products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. We use a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

Chargebacks — The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Our chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. We validate the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% — 90% of our chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

Rebates — Rebates include volume related incentives to direct and indirect customers and Medicaid rebates based on claims from Medicaid benefit providers.

Volume rebates are generally offered to customers as an incentive to continue to carry our products and to encourage greater product sales. These rebate programs include contracted rebates based on customers’ purchases made during an applicable monthly, quarterly or annual period. The provision for rebates is estimated based on our customers’ contracted rebate programs and our historical experience of rebates paid. Any significant changes to our customer rebate programs are considered in establishing our provision for rebates. We continually monitor our customer rebate programs to ensure that the liability for accrued rebates is fairly stated.

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

Pricing adjustments, which include shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to our direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with our direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to help evaluate our reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

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

Inventory Valuation

Inventories consist of finished goods held for distribution, raw materials and work in process. Included in inventory are generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already U.S. Food and Drug Administration approved and is awaiting a contractual triggering event to enter the marketplace. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process, or finished goods not meeting product specifications, product obsolescence, and lower of cost (first-in, first-out method) or market (net realizable value) write downs. The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

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

However, when the fair value of an investment falls below the carrying value for a six-month period, unless sufficient positive, objective evidence exists to support such an extended period, the decline will be considered other-than-temporary. Any decline in the market prices of our equity investments that are deemed to be other-than-temporary may require us to incur additional impairment charges.

All of our marketable securities are classified as available-for-sale and are reported at fair value, based on quoted market prices. Unrealized temporary adjustments to fair value are included on the balance sheet in a separate component of stockholders’ equity as unrealized gains and losses and reported as a component of other comprehensive income. No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Product Rights and Other Definite-Lived Intangible Assets

Our product rights and other definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives. We determine amortization periods for product rights and other definite-lived intangible assets based on our assessment of various factors impacting estimated useful lives and cash flows. Such factors include the product’s position in its life cycle, the existence or absence of like products in the market, various other competitive and regulatory issues, and contractual terms. Significant changes to any of these factors may result in a reduction in the intangibles useful life and an acceleration of related amortization expense, which could cause our operating income, net income and earnings per share to decline.

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

Goodwill and Indefinite-Lived Intangible Assets

We test goodwill and indefinite-lived intangible assets for impairment annually at the end of the second quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units have been identified by Watson as Generic, Brand and Distribution. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and could significantly adversely affect net income and earnings per share. During the second quarter of 2008, the Company performed its annual assessment and determined there was no goodwill impairment. No impairment indicators occurred subsequent to our second quarter review.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair-Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see “NOTE 10 — Fair Value Measurement”). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently reviewing the application of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and has not yet determined how the adoption of SFAS 157 will impact its consolidated financial statements.

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

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and government agency obligations with ratings of A or better and money market funds. Our investments in marketable securities are governed by our investment policy which seeks to preserve the value of our principal, provide liquidity and maximize return on the Company’s investment against minimal interest rate risk. Consequently, our interest rate and principal risk are minimal on our non-equity investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of December 31, 2008, our total holdings in equity securities of other companies, including equity method investments and available-for-sale securities, were $61.0 million. Of this amount, we had equity method investments of $59.7 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $1.1 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions. Based on the fair value of the publicly traded equity securities we held at December 31, 2008, an assumed 25%, 40% and 50% adverse change in the market prices of these securities would result in a corresponding decline in total fair value of approximately $0.3 million, $0.4 million and $0.5 million, respectively.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio and our floating rate debt. Our cash is invested in bank deposits and A-rated money market mutual funds.

Our portfolio of marketable securities includes U.S. Treasury and agency securities classified as available-for-sale securities, with no security having a maturity in excess of two years. These securities are exposed to interest rate fluctuations. Because of the short-term nature of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on December 31, 2008. As of December 31, 2008, the fair value of our CODES was $34.2 million less than the carrying value. The fair value of the embedded derivative related to the CODES and our interest rate swap derivative is based on net present value techniques using discounted expected future cash flows. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

During the year ended December 31, 2007, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt on a notional amount of $200 million. The interest rate swap instruments involved agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. These interest swap agreements expired in January 2009. For additional information on our interest rate swap derivatives, refer to “NOTE 2 — Summary of Significant Accounting Policies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

We operate and transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for 2008, 2007 or 2006.

At this time, we have no material commodity price risks.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15(a)(1) of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2008, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have filed with the New York Stock Exchange the most recent annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2009 Annual Meeting of Stockholders to be held on May 8, 2009 (our “2009 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee segment of our 2009 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of Watson required under this Item is provided in Part 1 under Item 4 of this report.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Section 16(a) Beneficial Ownership Reporting Compliance segment of our 2009 Proxy Statement and is incorporated herein by reference.

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

The Company has filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2008, the certifications of its Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning executive compensation for Watson required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2009 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements and Supplementary Data

2. Financial Statement Schedule

Page

Schedule II — Valuation and Qualifying Accounts	F-40

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

Reference is hereby made to the Exhibit Index immediately following page F-41 Supplementary Data (Unaudited) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watson Pharmaceuticals, Inc.
(Registrant)

By:	/s/ PAUL M. BISARO
Paul M. Bisaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul M. Bisaro Paul M. Bisaro	President, Chief Executive Officer and Director	February 23, 2009

/s/ Mark W. Durand Mark W. Durand	Senior Vice President — Chief Financial Officer (Principal Financial Officer)	February 23, 2009

/s/ R. Todd Joyce R. Todd Joyce	Vice President — Corporate Controller and Treasurer (Principal Accounting Officer)	February 23, 2009

/s/ Andrew L. Turner Andrew L. Turner	Chairman	February 23, 2009

/s/ Michael J. Fedida Michael J. Fedida	Director	February 23, 2009

/s/ Michel J. Feldman Michel J. Feldman	Director	February 23, 2009

/s/ Albert F. Hummel Albert F. Hummel	Director	February 23, 2009

/s/ Catherine M. Klema Catherine M. Klema	Director	February 23, 2009

/s/ Jack Michelson Jack Michelson	Director	February 23, 2009

/s/ Ronald R. Taylor Ronald R. Taylor	Director	February 23, 2009

/s/ Fred G. Weiss Fred G. Weiss	Director	February 23, 2009

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Watson Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, Controls and Procedures. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/  PricewaterhouseCoopers LLP

Orange County, California
February 23, 2009

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except par value)

ASSETS
Current Assets:
Cash and cash equivalents	$507,578	$204,554
Marketable securities	13,202	11,799
Accounts receivable, net of allowances for doubtful accounts of $3,295 and $3,794	305,009	267,117
Inventories, net	473,127	490,601
Prepaid expenses and other current assets	48,496	86,072
Deferred tax assets	111,005	113,633

Total current assets	1,458,417	1,173,776
Property and equipment, net	658,465	688,185
Investments and other assets	80,635	68,034
Deferred tax assets	52,262	61,886
Product rights and other intangibles, net	560,023	603,697
Goodwill	868,085	876,449

Total assets	$3,677,887	$3,472,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$381,328	$398,154
Income taxes payable	15,491	—
Short-term debt and current portion of long-term debt	53,215	6,241
Deferred tax liabilities	15,838	18,778
Deferred revenue	16,123	21,754

Total current liabilities	481,995	444,927
Long-term debt	824,678	899,408
Deferred revenue	30,092	39,535
Other long-term liabilities	4,957	7,333
Other taxes payable	53,293	52,619
Deferred tax liabilities	174,287	178,740

Total liabilities	1,569,302	1,622,562

Commitments and contingencies
Stockholders’ equity:
Preferred stock; no par value per share; 2,500 shares authorized; none issued	—	—
Common stock; $0.0033 par value per share; 500,000 shares authorized 114,095 and 113,115 shares issued and 104,608 and 103,658 shares outstanding, respectively	376	373
Additional paid-in capital	995,920	968,739
Retained earnings	1,418,116	1,179,737
Accumulated other comprehensive (loss) income	(3,166)	2,392
Treasury stock, at cost; 9,487 and 9,457 shares held, respectively	(302,661)	(301,776)

Total stockholders’ equity	2,108,585	1,849,465

Total liabilities and stockholders’ equity	$3,677,887	$3,472,027

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net revenues	$2,535,501	$2,496,651	$1,979,244
Cost of sales (excludes amortization, presented below)	1,502,822	1,504,756	1,233,483

Gross profit	1,032,679	991,895	745,761

Operating expenses:
Research and development	170,122	144,793	131,023
Selling and marketing	232,942	215,434	173,549
General and administrative	190,486	205,717	131,511
Amortization	80,690	176,409	163,710
In-process research and development	—	—	497,800
Loss (gain) on asset sales and impairments	311	(6,118)	70,264

Total operating expenses	674,551	736,235	1,167,857

Operating income (loss)	358,128	255,660	(422,096)

Other income (expense):
Loss on early extinguishment of debt	(1,095)	(5,553)	(525)
Interest income	9,055	8,886	28,418
Interest expense	(28,184)	(44,473)	(22,082)
Other income	20,409	9,764	5,336

Total other income (expense), net	185	(31,376)	11,147

Income (loss) before income taxes	358,313	224,284	(410,949)
Provision for income taxes	119,934	83,254	34,056

Net income (loss)	$238,379	$141,030	$(445,005)

Earnings (loss) per share:
Basic	$2.32	$1.38	$(4.37)

Diluted	$2.09	$1.27	$(4.37)

Weighted average shares outstanding:
Basic	102,821	102,273	101,761

Diluted	117,723	117,039	101,761

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

Cash Flows From Operating Activities:
Net income (loss)	$238,379	$141,030	$(445,005)

Reconciliation to net cash provided by operating activities:
Depreciation	90,047	77,150	54,636
Amortization	80,690	176,409	163,710
Provision for inventory reserve	45,693	46,853	29,777
Restricted stock and stock option compensation	18,537	14,244	13,336
Loss on impairment	311	4,499	70,264
Loss on early extinguishment of debt	1,095	5,553	525
Deferred income tax provision (benefit)	3,513	(6,250)	(24,688)
Equity in earnings of joint ventures	(10,623)	(7,512)	(2,066)
Gain on sale of securities	(9,605)	(1,999)	(3,695)
Loss (gain) on sale of fixed assets	2,045	(9,943)	545
In-process research and development	—	—	497,800
Tax benefits from employee stock plans	209	1,031	954
Mark to market on derivative	(37)	(219)	(664)
Other	(6,382)	4,079	(361)
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(37,892)	120,575	66,172
Inventories	(28,219)	(25,093)	(53,682)
Prepaid expenses and other current assets	33,329	4,290	5,162
Accounts payable and accrued expenses	(17,658)	(117,751)	116,709
Deferred revenue	(14,555)	(12,324)	582
Income taxes payable	24,393	7,703	(9,094)
Other assets	3,284	4,853	(9,552)

Total adjustments	178,175	286,148	916,370

Net cash provided by operating activities	416,554	427,178	471,365

Cash Flows From Investing Activities:
Additions to property and equipment	(63,472)	(75,049)	(44,431)
Additions to product rights and other intangibles	(37,016)	(821)	(597)
Additions to marketable securities	(8,202)	(7,324)	(6,151)
Additions to long-term investments	—	(1,127)	(12,684)
Proceeds from sale of property and equipment	—	14,385	21,555
Proceeds from sales of marketable securities	6,683	4,113	153,490
Proceeds from sale of investments	8,250	—	4,695
Proceeds from divestiture of assets	789	—	14,000
Distribution from equity investments	1,052	1,531	9,026
Acquisition of business, net of cash acquired and additions to goodwill	(1,441)	—	(1,558,322)

Net cash used in investing activities	(93,357)	(64,292)	(1,419,419)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	—	650,000
Proceeds from borrowings on short-term debt	67,909	2,645	—
Repurchase of common stock	(885)	(1,776)	—
Principal payments on debt	(95,635)	(329,532)	(23,363)
Proceeds from stock plans	8,438	16,160	8,137

Net cash (used in) provided by financing activities	(20,173)	(312,503)	634,774

Net increase (decrease) in cash and cash equivalents	303,024	50,383	(313,280)
Cash and cash equivalents at beginning of period	204,554	154,171	467,451

Cash and cash equivalents at end of period	$507,578	$204,554	$154,171

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$24,454	$42,145	$12,623

Income taxes, net of refunds	$91,781	$77,613	$63,768

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
				(In thousands)

BALANCE, January 1, 2006	111,205	$367	$914,293	$1,486,643	$(834)	(9,400)	$(300,000)	$2,100,469
Comprehensive loss:
Net loss	—	—	—	(445,005)	—	—	—	(445,005)
Unrealized gains on securities, net of tax	—	—	—	—	1,522	—	—	1,522
Translation adjustment	—	—	—	—	385	—	—	385

Total comprehensive loss								(443,098)
Stock option and restricted stock expense	—	—	13,336	—	—	—	—	13,336
Common stock issued under employee stock plans	662	2	8,135	—	—	—	—	8,137
Tax benefits from exercise of options	—	—	954	—	—	—	—	954
Other	—	—	590	—	—	—	—	590

BALANCE, December 31, 2006 as originally reported	111,867	$369	$937,308	$1,041,638	$1,073	(9,400)	$(300,000)	$1,680,388
Adjustment (Note 10)	—	—	—	(2,931)	—	—	—	(2,931)

BALANCE, January 1, 2007	111,867	$369	$937,308	$1,038,707	$1,073	(9,400)	$(300,000)	$1,677,457
Comprehensive income:
Net income	—	—	—	141,030	—	—	—	141,030
Unrealized losses on securities, net of tax	—	—	—	—	(975)	—	—	(975)
Reclassification for losses included in net income, net of tax	—	—	—	—	82	—	—	82
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(970)	—	—	(970)
Translation adjustment	—	—	—	—	3,182	—	—	3,182

Total comprehensive income								142,349
Stock option and restricted stock expense	—	—	14,244	—	—	—	—	14,244
Common stock issued under employee stock plans	1,248	4	16,156	—	—	—	—	16,160
Tax benefits from exercise of options	—	—	1,031	—	—	—	—	1,031
Repurchase of common stock	—	—	—	—	—	(57)	(1,776)	(1,776)

BALANCE, December 31, 2007	113,115	$373	$968,739	$1,179,737	$2,392	(9,457)	$(301,776)	$1,849,465
Comprehensive income:
Net income	—	—	—	238,379	—	—	—	238,379
Unrealized losses on securities, net of tax	—	—	—	—	(1,021)	—	—	(1,021)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	970	—	—	970
Translation adjustment	—	—	—	—	(5,507)	—	—	(5,507)

Total comprehensive income								232,821
Stock option and restricted stock expense	—	—	18,537	—	—	—	—	18,537
Common stock issued under employee stock plans	980	3	8,438	—	—	—	—	8,441
Tax benefits from exercise of options	—	—	206	—	—	—	—	206
Repurchase of common stock	—	—	—	—	—	(30)	(885)	(885)

BALANCE, December 31, 2008	114,095	$376	$995,920	$1,418,116	$(3,166)	(9,487)	$(302,661)	$2,108,585

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	Description of Business

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

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the current-year presentation.

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to the determination of sales returns and allowances (“SRA”) for accounts receivable and accrued liabilities, valuation of inventory balances, the determination of useful lives for intangible assets and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Watson’s actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, our convertible contingent senior debentures (“CODES”), embedded derivatives related to the issuance of the CODES and our senior credit facility (“2006 Credit Facility”). The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded are based on quoted market prices. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. At December 31, 2008, the fair value of the CODES was trading at $34.2 million less than the carrying value.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

During the year ended December 31, 2007, we entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt on a notional amount of $200.0 million of the 2006 Credit Facility. The interest rate swap instruments involved agreements to receive a floating rate based on LIBOR and pay a fixed rate of 4.79%, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on the interest rate swap agreements were recognized as adjustments to interest expense in the period. These interest swap agreements expired in January 2009.

The Company’s other derivative financial instruments consist of embedded derivatives related to its CODES. These embedded derivatives include certain conversion features and a contingent interest feature. See NOTE 9 — Long-Term Debt for a more detailed description of these features of the CODES. Although the conversion features represent embedded derivative financial instruments, based on the de minimis value of these features at the time of issuance and at December 31, 2008, no value has been assigned to these embedded derivatives. The contingent interest feature provides unique tax treatment under the Internal Revenue Service’s (“IRS’s”) contingent debt regulations. In essence, interest accrues, for tax purposes, on the basis of the instrument’s comparable yield (the yield at which the issuer would issue a fixed-rate instrument with similar terms). This embedded derivative is reported on the Company’s Consolidated Balance Sheets at fair value and the changes in the fair value of the embedded derivative are reflected as an adjustment to interest expense.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Included in inventory at December 31, 2008 and 2007 is approximately $16.4 million and $15.1 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs associated with internally developed software are accounted for in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 provides guidance for the treatment of costs associated with computer software development and defines those costs to be capitalized and those to be expensed. The Company capitalizes interest on qualified construction projects. At the time property and equipment are retired from service, the cost and accumulated depreciation are removed from the respective accounts and the related gains or losses are reflected in income.

Depreciation expense is computed principally on the straight-line method, over estimated useful lives of the related assets. The following table provides the range of estimated useful lives used for each asset type:

Computer software/hardware	3-7 years
Machinery and equipment	5-18 years
Research and laboratory equipment	5-10 years
Furniture and fixtures	5-10 years
Buildings, improvements, leasehold improvements and other	5-40 years

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.

Investments

The Company’s equity investments are accounted for under the equity method when the Company can exert significant influence and ownership does not exceed 50%. Watson accounts for its joint ventures using the equity method. Investments in which the Company owns less than a 20% interest and can not exert significant influence are accounted for using the cost method if the fair value of such investments is not readily determinable.

Marketable Securities

The Company’s marketable securities consist of U.S. Treasury and agency securities and equity securities of publicly-held companies. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value, based upon quoted market prices. Unrealized temporary adjustments to fair value are included on the balance sheet in a separate component of stockholders’ equity as unrealized gains and losses and reported as a component of other comprehensive income. No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Goodwill, Product Rights and Other Intangible Assets

Watson tests its goodwill and intangible assets with indefinite lives at least annually by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. The Company’s reporting units have been identified by Watson as Generic, Brand and Distribution. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. During the second quarter of 2008, the Company performed its annual assessment and determined there was no goodwill impairment. No impairment indicators occurred subsequent to our second quarter review.

Product rights and other definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives. The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate. Product rights and other intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. The Company evaluates its product rights and other intangible assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provisions for Sales Returns and Allowances

As customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of its products, an estimate of SRA is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of our SRA reserves to ensure that our consolidated financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pricing adjustments, which include shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to our direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with our direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. The Company regularly monitors all price changes to help evaluate our reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

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

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. In addition, certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $285.7 million and $341.0 million at December 31, 2008 and 2007, respectively. Accounts payable and accrued liabilities include $42.4 million and $46.7 million at December 31, 2008 and 2007, respectively, for certain rebates and other amounts due to indirect customers. The following table summarizes the activity in the Company’s major categories of SRA (in thousands):

			Returns and Other
	Chargebacks	Rebates	Allowances	Cash Discounts	Total

Balance at December 31, 2005	$139,605	$128,293	$45,293	$12,094	$325,285
Add: Andrx Acquisition	15,911	27,667	8,992	1,601	54,171
Provision related to sales in 2006	1,190,454	421,400	173,209	70,685	1,855,748
Credits and payments	(1,181,490)	(396,822)	(185,005)	(70,308)	(1,833,625)

Balance at December 31, 2006	164,480	180,538	42,489	14,072	401,579
Provision related to sales in 2007	1,234,897	376,498	167,423	68,061	1,846,879
Credits and payments	(1,234,934)	(402,719)	(153,868)	(69,221)	(1,860,742)

Balance at December 31, 2007	164,443	154,317	56,044	12,912	387,716
Provision related to sales in 2008	1,223,945	309,066	179,803	67,180	1,779,994
Credits and payments	(1,267,808)	(337,557)	(166,400)	(67,736)	(1,839,501)

Balance at December 31, 2008	$120,580	$125,826	$69,447	$12,356	$328,209

The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

The Company records shipping and handling costs in selling and marketing expenses. These expenses were $50.8 million, $45.9 million and $20.7 million in 2008, 2007 and 2006, respectively. Results for 2008 and 2007 include a full 12 months of activity for our Distribution segment (see “NOTE 4 — Acquisitions” under discussion of “Acquisition of Andrx Corporation”).

Concentration of Major Customers and Suppliers

For the year ended December 31, 2008, the Company’s three largest customers accounted for 11%, 11%, and 9%, individually, of the Company’s net revenues. For the year ended December 31, 2007, the Company’s three largest customers accounted for 12%, 11%, and 9%, individually, of the Company’s net revenues. For the year ended December 31, 2006, the Company’s three largest customers accounted for 17%, 13%, and 8%, individually, of the Company’s net revenues. No other individual customers accounted for more than 10% of net revenues.

The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the U.S. Approximately 61% and 64% of the gross accounts receivable balance consists of amounts due from the four largest customers at December 31, 2008 and 2007, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Third-party manufactured products accounted for approximately 58%, 57% and 58% of our product net revenues in 2008, 2007 and 2006, respectively.

Research and Development Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs and the costs associated with work performed under collaborative R&D agreements. R&D expenses include direct and allocated expenses. R&D expenses incurred under collaborative agreements were approximately $5.9 million, $2.7 million, and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, (“FIN 48”) which was issued in July 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various related matters such as derecognition, interest, penalties and disclosures required. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

	Years Ended December 31,
	2008	2007	2006

EPS — basic
Net income (loss)	$238,379	$141,030	$(445,005)

Basic weighted average common shares outstanding	102,821	102,273	101,761

EPS — basic	$2.32	$1.38	$(4.37)

EPS — assuming dilution
Net income (loss)	$238,379	$141,030	$(445,005)
Add: Interest expense on CODES, net of tax	7,939	7,780	—

Net income (loss), adjusted	$246,318	$148,810	$(445,005)

Basic weighted average common shares outstanding	102,821	102,273	101,761
Effect of dilutive securities:
Conversion of CODES	14,357	14,357	—
Dilutive stock awards	545	409	—

Diluted weighted average common shares outstanding	117,723	117,039	101,761

EPS — diluted	$2.09	$1.27	$(4.37)

Stock awards to purchase 8.1 million, 7.6 million and 10.2 million common shares in 2008, 2007 and 2006, respectively, were outstanding but not included in the computation of diluted EPS as the awards were anti-dilutive.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company estimates the fair value of its stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of existing option plans. The expected volatility assumption used in the Option Model is based on implied volatility based on traded options on the Company’s stock in accordance with guidance provided in SFAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

In accordance with the provisions of SFAS 123R, share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense has been reduced for estimated future forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates.

The following weighted average assumptions were used for stock options granted during the years ended December 31,:

	2007	2006

Dividend yield	None	None
Expected volatility	28%	26%
Risk-free interest rate	4.33%	4.55%
Expected term	6.4 years	5.4 years
Weighted average fair value
per share at grant date	$11.49	$8.71

No stock options were granted during the year ended December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair-Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see “NOTE 10 — Fair Value Measurement”). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently reviewing the application of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis and has not yet determined how the adoption of SFAS 157 will impact its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 3 —	Share-Based Compensation

As indicated above, the Company applies SFAS 123R which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values. A summary of the Company’s share-based compensation plans is presented below.

Equity Award Plans

The Company has adopted several equity award plans, all of which have been approved by the Company’s shareholders, that authorize the granting of options, restricted stock and other forms of equity awards of the Company’s common shares subject to certain conditions. At December 31, 2008, the Company had reserved 8.0 million of its common shares for issuance of share-based compensation awards under the Company’s equity award plans.

Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants have been granted under any of the assumed plans.

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

Share-Based Compensation

The impact of share-based compensation on the Company’s results of operations was as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Total share-based compensation expense	$18,369	$14,307	$12,125
Tax benefit	6,786	5,298	4,880

Share-based compensation expense, net of tax	$11,583	$9,009	$7,245

Share-based compensation capitalized to inventory	$3,274	$3,375	$2,440

NOTE 4 —	Acquisitions

Acquisition of Andrx Corporation

On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx Corporation (“Andrx”) in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion (the “Andrx Acquisition”). The Andrx Acquisition augmented our existing formulation development capability by providing technology for difficult to replicate controlled-release pharmaceutical products and selective immediate-release products and added the Distribution segment as a third operating segment representing the Anda distribution business. The Andrx Acquisition was accounted for as a business purchase combination using the purchase method of accounting. Accordingly, the results of Andrx’s operations have been included in the consolidated financial statements beginning November 3, 2006.

Pro Forma Results of Operations.  Unaudited pro forma operating results for the Company, assuming the Andrx Acquisition had occurred on January 1, 2006 and excluding any pro forma charges for in process research and development (“IPR&D”) costs, inventory fair value adjustments and Andrx share-based compensation expenses, is as follows for the year ended December 31, 2006 (in thousands, except per share amounts):

Net revenues	$2,743,962
Net loss	$(13,802)
EPS:
Basic	$(0.14)
Diluted	$(0.14)

The Andrx Acquisition was funded using existing Andrx and Watson cash and cash equivalents, the proceeds from the sale of marketable securities and certain Andrx long-term investments and $650.0 million in borrowings from the 2006 Credit Facility (see NOTE 9 — Long-Term Debt).

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Sekhsaria Chemicals Ltd.

On March 16, 2006, the Company acquired Sekhsaria Chemicals Ltd. (“Sekhsaria”), a private company headquartered in Mumbai, India that provides active pharmaceutical ingredient (“API”) and finished dosage formulation expertise to the global pharmaceutical industry. The Company acquired all the outstanding shares of Sekhsaria for approximately $29.5 million plus acquisition costs. The transaction was accounted for as a business purchase combination. Accordingly, the tangible assets acquired were recorded at fair value on acquisition date based on reasonable assumptions.

The results of operations of Sekhsaria have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Investment in Scinopharm

The Company holds an equity interest in Scinopharm Taiwan Ltd. (“Scinopharm”). In January 2006, the Company made an additional investment in Scinopharm of approximately $12.0 million which increased its ownership share to approximately 31%. For additional information on Scinopharm, refer to NOTE 7 — Investments in Marketable Securities and Other Investments.

NOTE 5 —	Other Income

Other income consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Earnings on equity method investments	$10,623	$7,511	$2,066
Gain on sale of securities	9,605	2,340	3,546
Other income (expense)	181	(87)	(276)

	$20,409	$9,764	$5,336

NOTE 6 —	Balance Sheet Components

Selected balance sheet components consisted of the following (in thousands):

	December 31,
	2008	2007

Inventories:
Raw materials	$109,104	$109,685
Work-in-process	44,262	53,176
Finished goods	354,468	375,463

	507,834	538,324
Less: Inventory reserves	34,706	47,723

Inventories, net	$473,128	$490,601

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007

Property and equipment:
Buildings and improvements	$335,209	$319,621
Furniture and fixtures	33,022	28,618
Leasehold improvements	67,823	52,937
Land and land improvements	24,022	25,722
Machinery and equipment	469,211	419,901
Research and laboratory equipment	71,997	63,724
Construction in progress	68,618	105,468

Total property and equipment, at cost	1,069,902	1,015,991
Less accumulated depreciation	(411,437)	(327,806)

Total property and equipment, net	$658,465	$688,185

Included in property and equipment are assets held for sale having a net book value of $2,000 at December 31, 2008 and 2007, respectively.
Accounts payable and accrued expenses:
Trade accounts payable	$148,041	$158,267
Accrued payroll and related benefits	82,004	72,711
Accrued third-party rebates	25,112	37,442
Royalties and sales agent payables	43,954	45,626
Accrued severence, retention and shutdown costs	16,282	6,882
Interest payable	6,361	6,353
Accrued indirect returns	17,360	9,222
Other accrued expenses	42,214	61,651

Total accounts payable and accrued expenses	$381,328	$398,154

NOTE 7 —	Investments in Marketable Securities and Other Investments

	December 31,
	2008	2007
	(In thousands)

Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$8,011	$6,040
U.S. Treasury and agency securities — maturing within two years	4,260	3,924
Equity securities	931	1,835

Total marketable securities	$13,202	$11,799

Investments and other assets:
Investment in equity method investments	$59,692	$50,305
Cost method investments	260	260
Other long-term investments	153	197
Other assets	20,530	17,272

Total investments and other assets	$80,635	$68,034

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides a summary of the fair value and unrealized gains (losses) related to Watson’s available-for-sale securities (in thousands):

		Gross Unrealized	Gross Unrealized
At December 31, 2008	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale:
U.S. Treasury and agency securities	$12,105	$166	$—	$12,271
Equity securities — current	2,808	—	(1,877)	931

Current	14,913	166	(1,877)	13,202
Equity securities — non-current	100	53	—	153

Total	$15,013	$219	$(1,877)	$13,355

		Gross Unrealized	Gross Unrealized
At December 31, 2007	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale:
U.S. Treasury and agency securities	$9,892	$72	$—	$9,964
Equity securities — current	2,131	—	(296)	1,835

Current	12,023	72	(296)	11,799
Equity securities — non-current	100	97	—	197

Total	$12,123	$169	$(296)	$11,996

Current Investments

The Company invests in U.S. Treasury and agency securities. These investments are included in marketable securities on the Company’s Consolidated Balance Sheets at December 31, 2008 and 2007. Also, included in the Company’s Consolidated Balance Sheets in marketable securities at December 31, 2008 and 2007 are the Company’s investment in the common stock of inVentiv Health, Inc. Current investments are classified as available-for-sale and are recorded at fair value based on quoted market prices.

Non-current Investments

The Company’s investments in the common stock of NovaDel Pharma, Inc. and Amarin Corporation plc (“Amarin”) are classified as other long-term investments and are included in investments and other assets on the Company’s Consolidated Balance Sheets at December 31, 2008 and 2007. During the year ended December 31, 2007, the Company recorded an other-than-temporary impairment of $0.1 million of its investment in common stock in Amarin.

Investment in Equity Method Investments

The Company’s investments in equity method investments at December 31, 2008 primarily consists of its investment in joint venture Scinopharm.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, the Company made a $15.3 million investment in Scinopharm, a private company that specializes in process R&D and the production of API. During the fourth quarter of 2005 the Company made an additional $19.4 million investment in the common shares of Scinopharm which increased its ownership percentage to approximately 24%. Accordingly, the Company accounts for its investment in Scinopharm under the equity method. In January 2006, the Company made an additional investment in Scinopharm of approximately $12.0 million which increased its ownership share to approximately 31%.

At December 31, 2007 the Company’s investments in equity method investments included an investment in Somerset Pharmaceuticals, Inc (“Somerset”), a joint venture in which Watson and Mylan Inc. (“Mylan”) both held a fifty percent interest. On July 28, 2008 the Company sold its fifty percent interest in Somerset to Mylan.

The Company recorded net earnings from equity method investments of $10.6 million in 2008, $7.5 million in 2007 and $2.1 million in 2006, respectively.

The Company is not required to provide ongoing investments or additional funding to its joint ventures.

Cost Method Investments

The Company’s cost method investments consist primarily of investments in common shares of a number of private and public companies where our ownership interest is under 20%.

Other Assets

Other assets include security and equipment deposits and deferred financing fees, net of amortization.

NOTE 8 —	Goodwill, Product Rights and Other Intangibles

Goodwill for the Company’s reporting units consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Brand segment	$348,173	$356,998
Generic segment	433,600	433,451
Distribution segment	86,312	86,000

Total goodwill	$868,085	$876,449

The $8.4 million net decrease in goodwill represents a $9.8 million reduction to goodwill initially recognized upon acquisition of Schein Pharmaceutical, Inc. in 2000 for the settlement of income tax contingencies related to the IRS examination for the years 2000 to 2003 (the “Exam”) which was partially offset by a $1.4 million payment to the IRS related to the Company’s acquisition of Andrx Corporation in November 2006 for the settlement of pre-acquisition income tax liabilities.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets, where applicable, consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Intangibles with definite lives
Product rights and other related intangibles	$1,320,736	$1,283,720
Core technology	52,500	52,500
Customer relationships	49,100	49,100

	1,422,336	1,385,320
Less accumulated amortization	(938,513)	(857,823)

	483,823	527,497
Intangibles with indefinite lives
Trade Name	76,200	76,200

Total product rights and related intangibles, net	$560,023	$603,697

In December 2008, the Company acquired a portfolio of generic pharmaceutical products that were divested as a result of the merger between Teva Pharmaceutical Industries, Ltd. (“Teva”) and Barr Pharmaceuticals, Inc. (“Barr”). The portfolio of products consists of 17 products, including 15 FDA-approved products and 2 development-stage products. Key products in the portfolio include cyclosporine capsules and liquid, desmopressin acetate tablets, glipizide/metformin HCI tablets, mirtazapine orally disintegrating tablets and metoclopramide HCI tablets. The Company acquired the portfolio of existing approved products for an upfront payment of $36.0 million and will make additional payments to Teva if certain milestones are met on the development-stage products. Teva has agreed to supply the products to Watson until manufacturing is transferred to Watson or a third party.

Watson reevaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the year ended December 31, 2006, revisions to the Company’s long-range product sales forecast were deemed necessary as a result of a detailed analysis of prescription trends and a review of sales and inventory data provided by the Company’s largest customers. As a result of these downward revisions to our long-range product sales forecast, the Company conducted a product right impairment review. Results of the Company’s impairment review indicated future undiscounted cash flows for four product rights were less than their respective carrying values. An analysis was undertaken to determine the fair values for the four product rights and an impairment of approximately $67.0 million was recognized predominantly relating to Alora® (purchased in 1999) and Actigall® (purchased in 2002).

The Company continually evaluates the appropriateness of useful lives assigned to long-lived assets, including product rights. Watson’s product rights and related intangible assets include the intangible asset related to the Company’s Ferrlecit® product. Regulatory exclusivity on Ferrlecit® expired in August, 2004. Accordingly, in 2005, the Company modified the long-range cash flow forecast from the Ferrlecit® product rights to reflect updated expectations and changes in events and circumstances, including its pending Citizen Petitions. In consideration of these modified forecasts, the Company accelerated the amortization of Ferrlecit® product rights beginning in the first quarter of 2005. Ferrlecit® product rights have been fully amortized as of December 2007.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $87.0 million in 2009, $79.1 million in 2010, $75.7 in 2011, $69.7 million in 2012 and

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$57.9 million in 2013. The Company’s current product rights and related intangibles have a weighted average remaining useful life of approximately seven years.

NOTE 9 —	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2008	2007
	(In thousands)

2006 Credit Facility, due 2011, bearing interest at LIBOR plus 0.75%	$300,000	$325,000
CODES, face amount of $575 million, due 2023, net of unamortized discount	574,678	574,402
Other notes payable	3,215	6,247

	877,893	905,649
Less: Current portion	53,215	6,241

Total long-term debt	$824,678	$899,408

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

The 2006 Credit Facility has a five-year term and bears interest equal to LIBOR plus 0.75% (subject to certain adjustments). The indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries. The remainder under the Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. Indebtedness under the 2006 Credit Facility may be prepayable, and commitments reduced at the election of Watson without premium (subject to certain conditions).

During the year ended December 31, 2008, the Company made prepayments of the 2006 Credit Facility totaling $75.0 million. As a result of these prepayments, the Company’s results for the year ended December 31, 2008 reflect the recognition of debt repurchase charges of $1.1 million associated with the repurchased amount. As of December 31, 2008, $50.0 million was outstanding on the Revolving Facility and $250.0 million was outstanding on the Term Facility. There are no scheduled debt payments required in 2009 and the full amount outstanding on the 2006 Credit Facility is due November 2011.

Under the terms of the 2006 Credit Facility, each of the Company’s subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. The Company is subject to, and, as of December 31, 2008, was in compliance with, financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:

•	maintenance of a minimum net worth of at least $1.51 billion;

•	maintenance of a maximum leverage ratio not greater than 2.75 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company’s net worth was $2.11 billion, and its leverage ratio was 1.55 to 1.0. The Company’s interest coverage ratio for the year ended December 31, 2008 was 20.1 to 1.0.

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

CODES

In March 2003, the Company issued $575.0 million of CODES. The CODES, which are convertible into shares of Watson’s common stock upon the occurrence of certain events, are due in March 2023, with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%, excluding changes in the fair value of the contingent interest derivative. At December 31, 2008 and 2007, the unamortized discount for the CODES was $0.3 million and $0.6 million, respectively.

The CODES are convertible into Watson’s common stock at a conversion price of approximately $40.05 per share (subject to adjustments upon certain events such as (i) stock splits or dividends, (ii) material stock distributions or reclassifications, (iii) distribution of stock purchase rights at less than current market rates or (iv) a distribution of assets or common stock to our shareholders or subsidiaries). The CODES may be converted, at the option of the holders, prior to maturity under any of the following circumstances:

•	during any quarterly conversion period (period from and including the thirtieth trading day in a fiscal quarter to, but not including, the thirtieth trading day in the immediately following fiscal quarter) if the closing sale price per share of Watson’s common stock for a period of at least 20 trading days during the 30 consecutive trading-day period ending on the first day of such conversion period is more than 125% ($50.06) of the conversion price in effect on that thirtieth day;

•	on or before March 15, 2018, during the five business-day period following any 10 consecutive trading-day period in which the daily average trading price for the CODES for such ten-day period was less than 105% of the average conversion value for the debentures during that period. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2008;

•	during any period, following the earlier of (a) the date the CODES are rated by both Standard & Poor’s Rating Services and Moody’s Investor Services, Inc., and (b) April 21, 2003, when the long-term credit rating assigned to the CODES by either Standard & Poor’s or Moody’s (or any successors to these entities) is lower than “BB” or “Ba3”, respectively, or when either of these rating agencies does not have a rating then assigned to the CODES for any reason, including any withdrawal or suspension of a rating assigned to the CODES. This conversion feature represents an embedded derivative. However, based on the de minimis value associated with this feature, no value has been assigned at issuance and at December 31, 2008;

•	if the CODES have been called for redemption; or

•	upon the occurrence of specified corporate transactions.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, the holders of the CODES have the right to receive contingent interest payments during any six-month period from March 15 to September 14 and from September 15 to March 14, commencing on September 15, 2003, if the average trading price of the CODES for the five trading days ending on the second trading day immediately preceding the relevant six-month period equals 120% or more of the principal amount of the CODES. The interest rate used to calculate the contingent interest is the greater of 5% of the Company’s then-current estimated per annum borrowing rate for senior non-convertible fixed-rate debt with a maturity date and other terms comparable to that of the CODES or 0.33% per annum. This contingent interest payment feature is an embedded derivative and has been recorded separately in the Consolidated Balance Sheets. The initial fair value assigned to the embedded derivative was $1.9 million, which is recorded as a discount to the CODES. Changes to the fair value of this embedded derivative are reflected as an adjustment to interest expense. The current value of the embedded derivative was $12,000 and $48,900 at December 31, 2008 and 2007, respectively.

Annual Debt Maturities

At December 31, 2008, annual maturities of long-term debt were as follows: $0.0 million in 2009, $0.0 million in 2010, $250.0 million in 2011, $0.0 million in 2012, $0.0 million in 2013 and $575.0 million thereafter. Amounts represent total anticipated cash payments on our CODES and 2006 Credit Facility assuming existing debt maturity schedules. Any early settlement of our CODES through redemption or conversion privileges, as defined under the terms of the CODES, or additional prepayment of our 2006 Credit Facility would change the timing of principal amounts due or could reduce the total amount due under the Company’s long-term debt obligations.

Interest Rate Swaps

During 2007 the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed-rate debt on a notional amount of $200.0 million. The interest rate swap instruments involved agreements to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements were recognized as adjustments to interest expense in the period. These interest swap agreements were entered into on September 17, 2007 and expired in January 2009.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	Income Taxes

The Company’s income before provision for income taxes was generated from U.S. and international operations as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Earnings (loss) before income taxes:
U.S	$353,167	$216,824	$(417,145)
Foreign	5,146	7,460	6,196

Earnings (loss) before income taxes	$358,313	$224,284	$(410,949)

The Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Current provision:
Federal	$101,346	$79,270	$53,315
State	14,312	9,994	3,853
Foreign	763	240	1,576

Total current provision	116,421	89,504	58,744

Deferred provision (benefit):
Federal	3,142	(7,519)	(25,492)
State	371	(644)	1,946
Foreign	—	1,913	(1,142)

Total deferred benefit (provision)	3,513	(6,250)	(24,688)

Total provision for income taxes	$119,934	$83,254	$34,056

During 2008, the Company reached agreement with the IRS related to the Exam. The resolution of the Exam represents a large portion of the changes in the amount of the liability for uncertain tax benefits including the amount of the liability that would impact the effective rate and the amount accrued for interest and penalties. As a result, the tax provision for the year ended December 31, 2008 reflects a non-recurring benefit of $7.8 million for taxes and interest.

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. The benefits recorded were $0.2 million, $1.0 million, and $0.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2008	2007	2006

Federal income tax at statutory rates	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	2.8%	3.0%	0.9%
Favorable tax authorities outcome	(2.2)%	—	(1.3)%
Charitable contributions	(0.5)%	(1.2)%	(0.4)%
Valuation allowance	(0.7)%	2.0%	1.6%
Sale of Somerset	(1.2)%	—	—
IPR&D	—	—	42.4%
Other	0.3%	(1.7)%	0.1%

Effective income tax rate	33.5%	37.1%	8.3%

During 2008, the Company sold its interest in the Somerset joint venture to Mylan. The benefit to the effective tax rate of (1.2)% relates to the recognition of the deferred tax that could not previously be recognized because it was not foreseeable that the deferred tax asset for the investment would reverse in the foreseeable future.

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2008	2007
	(In thousands)

Benefits from net operating loss carryforwards	$2,016	$6,475
Benefits from tax credit carryforwards	—	3,481
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	98,643	105,347
Property, equipment and intangible assets	(101,755)	(119,109)
Deferred revenue	14,685	20,474
Convertible debt	(67,808)	(54,286)
Share-based compensation	9,046	4,479
Other	26,442	23,633

Total deferred tax liability, gross	(18,731)	(9,506)
Less valuation allowance	(8,127)	(12,493)

Total deferred tax liability, net	$(26,858)	$(21,999)

The Company had net operating loss (“NOL”) carryforwards at December 31, 2008 of approximately $304.0 million for state income tax purposes and capital loss carryforwards of $1.8 million which begin to expire in 2009 and 2013, respectively. Additionally, due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carryforwards available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur. A valuation allowance has been established due to the uncertainty of realizing certain deferred tax assets relating to certain impaired investments and capital loss carryovers.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes have not been provided on the undistributed earnings of certain of the Company’s foreign subsidiaries of approximately $18.0 million and $12.0 million as of December 31, 2008 and 2007, respectively. These amounts have been indefinitely reinvested. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

Adoption of FIN 48

On January 1, 2007, the Company adopted the provisions of FIN 48. Differences between the amount recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the January 1, 2007 retained earnings balance. The adoption of FIN 48 decreased the January 1, 2007, balance of retained earnings by $2.9 million. In addition, upon adoption the Company reclassified tax reserves for which a cash tax payment is not expected in the next twelve months from current to non-current liabilities.

At December 31, 2008 and 2007, the liability for income tax associated with uncertain tax positions was $61.2 million and $71.2 million, respectively. This amount is reduced for timing differences and amounts primarily arising from business combinations which, if recognized, would be recorded to goodwill. As of December 31, 2008, the net amount of $35.9 million, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands) for the years ended December 31,:

	2008	2007
	(In thousands)

Opening balance	$71,181	$69,220
Additions based on tax positions related to the current period	5,045	6,636
Additions for tax positions of prior periods	7,801	34,316
Reductions for tax positions of prior periods	(11,942)	(33,046)
Settlements	(10,831)	(5,945)

Ending balance	$61,254	$71,181

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. At December 31, 2008 and 2007, the Company had accrued $3.9 million (net of tax benefit of $2.3 million) and $6.2 million (net of tax benefit of $3.6 million) of interest and penalties related to uncertain tax positions, respectively.

The Company conducts business globally and, as a result, it files federal, state and foreign tax returns. In the normal course of business the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. In 2008, the IRS began examining the Company’s 2004, 2005, and 2006 tax years. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes represent the likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.

The Company anticipates the total amount of the liability for unrecognized tax benefits may change due to the settlement of audits, the quantification of which is uncertain at this time.

NOTE 11 —	Stockholders’ Equity

Preferred stock

In 1992, the Company authorized 2.5 million shares of no par preferred stock. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates,

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. Watson has not issued any preferred stock.

Stock option plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders that authorize the granting of options to purchase the Company’s common shares subject to certain conditions. At December 31, 2008, the Company had reserved 8.0 million of its common shares for issuance upon exercise of options granted or to be granted under these plans and for restricted stock grants (see discussion below). The option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

A summary of the Company’s stock option plans consisted of the following (options and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding, December 31, 2005	11,194	$36.76
Granted	883	26.42
Exercised	(313)	18.73
Cancelled	(779)	37.60

Outstanding, December 31, 2006	10,985	36.39
Granted	596	30.60
Exercised	(616)	26.25
Cancelled	(1,146)	36.81

Outstanding, December 31, 2007	9,819	36.62
Granted	—
Exercised	(308)	27.42
Cancelled	(2,260)	39.51

Outstanding, December 31, 2008	7,251	$36.11	4.3	$990

Vested and expected to vest at December 31, 2008	7,027	$36.32	4.2	$953

Options exercisable at December 31, 2008	6,043	$37.46	3.7	$735

As of December 31, 2008, the Company had $3.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.6 years. Total intrinsic value of options exercised for the year ended December 31, 2008 and 2007 was $0.7 million and $3.0 million, respectively.

Restricted Stock Plan

Beginning in 2005, the Compensation Committee of the Board authorized and issued restricted stock to the Company’s Participants under the Company’s equity compensation plans. The restricted stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of the changes in restricted stock grants during the year ended December 31, 2008 is presented below (shares and aggregate intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value

Restricted shares outstanding at December 31, 2007	1,036	$30.70	2.0	$31,810
Granted	897	27.63		24,777
Vested	(141)	27.49		(3,874)
Cancelled	(225)	29.67		(6,674)

Restricted shares outstanding at December 31, 2008	1,567	$29.38	1.8	$46,039

As of December 31, 2008, the Company had $18.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 1.8 years.

Stock Repurchases

During the years ended December 31, 2008 and 2007, we repurchased approximately 30,000 and 57,000 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $0.9 million and $1.8 million, respectively.

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

The accounting policies of the operating segments are the same as those described in NOTE 2 — Summary of Significant Accounting Policies. The “other” classification consists primarily of commission revenue, royalties

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and revenues from research, development and licensing fees and also includes co-promotion revenue and revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply products to third parties. The Company evaluates segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment gross profit less direct R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, IPR&D charges, gains on disposal or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level.

Segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments consisted of the following:

	Years Ended December 31,
	2008	2007	2006

Generic Segment

Product sales	$1,403,975	$1,408,885	$1,501,251

Other	70,358	92,991	15,725

Net revenues	1,474,333	1,501,876	1,516,976

Cost of revenue	883,832	917,863	1,059,234

Gross profit	590,501	584,013	457,742

Gross margin	40.1%	38.9%	30.2%

Research and development	119,218	102,426	83,551

Selling and marketing	55,230	55,350	52,882

Generic Contribution	$416,053	$426,237	$321,309

Contibution margin	28.2%	28.4%	21.2%

Brand Segment

Product sales	$397,025	$375,202	$354,070

Other	57,953	53,520	15,402

Net revenues	454,978	428,722	369,472

Cost of revenue	107,079	99,913	92,184

Gross profit	347,899	328,809	277,288

Gross margin	76.5%	76.7%	75.0%

Research and development	50,904	42,367	47,472

Selling and marketing	118,198	108,061	112,258

Brand Contribution	$178,797	$178,381	$117,558

Contibution margin	39.3%	41.6%	31.8%

Distribution Segment

Product sales	$606,190	$566,053	$92,796

Other	—	—	—

Net revenues	606,190	566,053	92,796

Cost of revenue	511,911	486,980	82,065

Gross profit	94,279	79,073	10,731

Gross margin	15.6%	14.0%	11.6%

Research and development	—	—	—

Selling and marketing	59,514	52,023	8,409

Distribution Contribution	$34,765	$27,050	$2,322

Contibution margin	5.7%	4.8%	2.5%

Total Segment Contribution	$629,615	$631,668	$441,189

Corporate general and administrative	190,486	205,717	131,511

Amortization	80,690	176,409	163,710

In-process research and development	—	—	497,800

Loss (gain) on asset sales and impairments	311	(6,118)	70,264

Operating income (loss)	$358,128	$255,660	$(422,096)

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net product sales are represented by the sale of products in the following therapeutic categories for the years ended December 31,:

	2008	2007	2006
	(In thousands)

Central nervous system	$795,718	$772,064	$705,787
Hormones and synthetic substitutes	525,682	551,175	459,415
Cardiovascular	245,539	312,921	218,205
Nephrology	174,435	170,719	173,783
Gastrointestinal	129,950	73,652	26,937
Other	535,866	469,609	363,990

	$2,407,190	$2,350,140	$1,948,117

NOTE 13 —	Business Restructuring Charges

During the first quarter of 2008, the Company announced efforts to reduce its cost structure with the planned closure of its manufacturing facilities in Carmel, New York and its distribution center in Brewster, New York. Activity related to our business restructuring and facility rationalization activities for the period ended December 31, 2008 consisted of the following:

				Accrual
				Balance at
	Charged	Cash	Non-cash	December 31,
	to Expense	Payments	Adjustments	2008
	(In thousands)

Cost of sales
Severance and retention	$15,471	$(1,762)	$—	$13,709
Product transfer costs	4,315	(3,599)	—	716
Facility decommission costs	858	(727)	—	131
Accelerated depreciation	7,406	—	(7,406)	—

	28,050	(6,088)	(7,406)	14,556

Operating expenses
Research and development	1,445	(770)	—	675
Selling, general and administrative	941	(97)	—	844

	2,386	(867)	—	1,519

Total restructuring charges	$30,436	$(6,955)	$(7,406)	$16,075

Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Generic segment.

While the final closing date will depend on a number of factors, we anticipate these facilities will close by the end of 2010. The Company expects to incur pre-tax costs associated with the planned closures of approximately $60.0 to $70.0 million which includes accelerated depreciation expense of $25.0 to $30.0 million, severance, retention, relocation and other employee related costs of approximately $25.0 to $30.0 million and product transfer costs of approximately $8.0 to $12.0 million.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	Fair Value Measurement

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations or cash flows, we are required to provide additional disclosures within our consolidated financial statements.

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

Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at December 31, 2008 consisted of the following (in thousands):

	Fair Value Measurements
	as at December 31, 2008 Using:
	Total	Level 1	Level 2	Level 3

Marketable securities	$13,202	$13,202	$—	$—
Investments	153	153	—	—
Derivative liabilities	12	—	12	—

Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. The fair value of derivative liabilities, consisting of an embedded derivative related to the CODES, are determined based on inputs that can be derived from information available in publicly quoted markets. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income. Changes in the fair value of the embedded derivative related to the CODES are reflected as an adjustment to interest expense.

NOTE 15 —	Commitments and Contingencies

Facility and Equipment Leases

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2008, 2007 and 2006 was $19.0 million, $18.1 million and $11.5 million, respectively.

At December 31, 2008, future minimum lease payments under all non-cancelable operating leases are approximately $18.1 million in 2009, $15.6 million in 2010, $14.3 million in 2011, $8.7 million in 2012 $5.3 million in 2013 and $26.2 million thereafter.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all U.S. based employees. The Company contributes to the plans based upon the employee contributions. Watson’s contributions to these retirement plans were $10.6 million, $8.6 million and $6.9 million in the years ended December 31, 2008, 2007 and 2006, respectively. The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

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

Cipro® Litigation.  Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383 ). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. The appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Riteaid remains pending. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, and Florida . The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Aventis”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The court hearing the case in New York has dismissed the action. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220),

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. The parties intend to file motions for summary judgment, which are scheduled to be argued to the Superior Court during the third quarter of 2009. The trial is scheduled for January 24, 2010. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

Governmental Reimbursement Investigations and Drug Pricing Litigation  In November 1999, Schein Pharmaceutical, Inc., now known as Watson Pharma, Inc. (“Watson Pharma”) was informed by the U.S. Department of Justice that Watson Pharma, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida. Watson Pharma has not been served in the qui tam action. A qui tam action is a civil lawsuit brought by an individual or a company (the “qui tam relator”) for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal as to Watson Pharma. The Company believes that the qui tam action relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The qui tam action may seek to recover damages from Watson Pharma based on its price reporting practices. Watson Pharma subsequently also received and responded to notices or subpoenas from the Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided into two groups. Certain defendants, referred to as the “Track One” defendants, have proceeded on an expedited basis. Classes were certified against these defendants, a trial has been completed with respect to some of the claims against this group of defendants, the presiding judge has issued a ruling granting judgment to the plaintiffs, that judgment is being appealed, and many of the claims have been settled. Other defendants, referred to as the “Track Two Defendants”, including the Company, have entered into a settlement agreement resolving all claims against the Track Two Defendants in the Consolidated Class Action. The total amount of the settlement for all of the Track Two Defendants is $125 million. On July 2, 2008, the United States District Court for the District of Massachusetts preliminarily approved the Track Two settlement. The amount to be

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid by each Track Two Defendant is confidential. A final hearing on the fairness of the settlement agreement is scheduled for April 27, 2009. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Texas, Kansas, Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Idaho, South Carolina, Hawaii, Utah, and Iowa captioned as follows: State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461; State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Alpharma Inc., et al, Case No. 08-001565, in the District Court of Travis County, Texas; and United States of America ex rel. Ven-A-Care of the Florida Keys, Inc., Civil Action No. 08-10852, in the U.S. District Court for the District of Massachussetts and State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department.

These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported average wholesale price or wholesale acquisition cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Many of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. In the case brought on behalf of the Commonwealth of Massachusetts the Court recently denied cross-motions for summary judgment. The case brought against the Company on behalf of Alabama has been set for trial

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scheduled to begin in June of 2009; the case brought against the Company on behalf of Kentucky has been scheduled for trial in 2010.

The City of New York filed an action in the United States District Court for the Southern District of New York on August 4, 2004, against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and was consolidated with several similar cases filed by individual New York counties. A corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint included as plaintiffs the City of New York and 30 New York counties. Since the filing of the Consolidated Complaint, cases brought by a total of 14 additional New York counties have been transferred to the District of Massachusetts. In February 2007, three of the New York counties’ cases were sent back to New York state court (Erie, Oswego and Schenectady counties). On April 5, 2007, an additional action raising similar allegations was filed by Orange County, New York (County of Orange v. Abbott Laboratories, Inc., et al. , United States District Court for the Southern District of New York, Case No. 07-CV-2777). The Company is therefore named as a defendant by the City of New York and 41 New York counties, consolidated in the District of Massachusetts case, as well as by four additional New York counties, with three of these cases pending in New York state courts. Many of the state and county cases are included in consolidated or single-case mediation proceedings, and the Company is participating in these proceedings.

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

Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In February 2003, February 2004, January 2005, January 2006, January 2007, January-February 2008, and January 2009, respectively, the first, second, third, fourth, fifth, sixth and seventh annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 9, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. From February 20, 2007 through March 9, 2007, the FDA conducted another inspection of the facility. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection. In April 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations. The FDA conducted another inspection of the facility from October 18, 2007 through October 26, 2007. At the conclusion of the inspection, the FDA issued a Form 483 listing two observations made during the pre-approval portion of the inspection related to two pending Abbreviated New Drug Applications (“ANDAs”). No formal observations were made concerning the Company’s compliance with cGMP. The FDA conducted another inspection of the facility from June 16, 2008 through June 27, 2008. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and/or cash flows.

Naproxen Sodium (Naprelan).  In October 1998, Elan Corporation Plc sued Andrx in the United States District Court for the Southern District of Florida, alleging that Andrx’s pending ANDA for a generic version of Elan’s Naprelan® infringed Elan’s patent No. 5,637,320 (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 98-7164). In March 2002, the District Court issued an order that the asserted claims of Elan’s patent were invalid, and in September 2002, Andrx commenced selling the 500mg strength of naproxen sodium, its generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for consideration of the March 2002 order invalidating its patent, and (ii) Andrx’s motion asking the District Court for a ruling on its non-infringement defenses. Both parties appealed that March 2003 decision (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 03-1354) to the United States Court of Appeals for the Federal Circuit. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the asserted claims of the Elan patent were invalid, and remanded the case back to the District Court for a determination as to whether Andrx’s product infringes the Elan patent, whether the asserted claims were invalid on other grounds, and whether the patent was enforceable. On July 12, 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction. At the instruction of the District Court, the parties filed briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals’ opinion regarding the proper approach to claim construction. On August 13, 2008, the District Court ruled that the Company’s naproxen sodium product infringes Elan’s patent No. 5,637,320, and that the infringement was willful and that the asserted claims were not invalid or otherwise unenforceable. The Company voluntarily discontinued sales of its naproxen sodium product on August 13, 2008, and intends to appeal the District Court’s decision.

In January 2005, Elan filed a separate complaint in the U.S. District Court for the Southern District of Florida seeking damages as a result of Andrx’s sale of its generic version of Naprelan® (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 058-60158). Elan has requested that any damages award be enhanced and that it be awarded attorneys’ fees based on an allegation of willful infringement by Andrx. In February 2005, Andrx filed its answer to Elan’s January 2005 complaint. The trial of this matter has been scheduled to commence April 27, 2009. Discovery is ongoing. The Company sold its 500mg strength naproxen sodium product from September 2002 until August 13, 2008.

The Company is unable to estimate the ultimate amount of liability or financial impact, if any, of these matters as of the filing of this Annual Report. The Court has scheduled trial in April to May 2009 to consider

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Elan’s request for damages and other relief. A final adverse determination of either of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Federal Trade Commission Investigations.  The Company has received Civil Investigative Demands or requests for information from the Federal Trade Commission seeking information and documents related to the terms on which the Company has settled lawsuits initiated by patentees under the Hatch-Waxman Act, and other commercial arrangements between the Company and third parties. These investigations relate to the Company’s August 2006 settlement with Cephalon, Inc. related to the Company’s generic version of Provigil® (modafinil), and its April 2007 agreement with Sandoz, Inc. related to the Company’s forfeiture of its entitlement to 180 days of marketing exclusivity for its 50 milligram dosage strength of its generic version of Toprol XL® (metoprolol xl). The Company believes these agreements comply with applicable laws and rules. However, if the Federal Trade Commission concludes that any of these agreements violate applicable antitrust laws or rules, it could initiate legal action against the Company. These actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Androgel® Antitrust Litigation.  On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleges that the Company improperly delayed its launch of a generic version of Androgel in exchange for Solvay’s agreement to permit the Company to co-promote Androgel for consideration in excess of the fair value of the services provided by the Company. The complaint alleges violation of federal and state antitrust and consumer protection laws and seeks equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants. (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215) ; (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). All of these lawsuits are at the pleading stages. Additional actions are anticipated. The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Hormone Replacement Therapy Litigation.  Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. Approximately 103 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 110 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Ferrlecit®.  On March 28, 2008, we received a notice from Aventis contending that the distribution agreement for Ferrlecit® between certain affiliates of Aventis and the Company expires on February 18, 2009. The letter also acknowledged the Company’s position that the distribution agreement expires on December 31, 2009, and requested to conduct an expedited arbitration proceeding to resolve the dispute. By its terms, the distribution agreement, as amended, has a duration of ten (10) full calendar years after FDA market approval. Ferrlecit® received FDA market approval on February 18, 1999. On April 9, 2008, the Company responded to Aventis, agreeing to arbitrate the disputes related to Ferrlecit® on an expedited basis. In addition to a declaration that the distribution agreement expires on February 18, 2009, Aventis is seeking damages for any sales of Ferrlecit® by the Company after February 18, 2009. The arbitration is pending and a decision is expected in May 2009. Additionally, the parties are continuing to discuss a possible extension of the distribution agreement and related agreements beyond 2009. However, there can be no assurance that we will be able to negotiate extensions of these agreements on commercially reasonable terms, or at all. Our inability to negotiate extensions of these agreements on commercially reasonable terms, or an adverse finding in the pending arbitration proceeding, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Oxytrol® Litigation.  (Watson Laboratories, Inc. v. Barr Laboratories, Inc., et al. Case No. 08-793) In September 2008, the Company received a notice letter from Barr Laboratories, Inc. (“Barr Labs”) stating that Barr Labs had filed an ANDA with the FDA seeking approval of a generic version of the Company’s Oxytrol (oxybutynin transdermal system) product. Barr Labs’ notice letter included a certification under the Hatch-Waxman Act contending that patents listed in the FDA Orange Book for the Company’s Oxytrol product are invalid or not infringed by Barr Labs’ ANDA. On October 23, 2008, the Company’s subsidiary, Watson Laboratories, Inc., filed suit against Barr Labs and its parent company, Barr, in the United States District Court for the District of Delaware, alleging that Barr Labs’ generic version of Oxytrol infringes the Company’s patents. Under applicable law, the filing of the lawsuit stays any FDA approval of Barr Labs’ ANDA until the earlier of a District Court judgment in Barr Labs’ favor, or thirty months from the date the Company received Barr Labs’ notice letter. The Company believes it has substantial, meritorious claims against Barr Labs. However, if Barr Labs succeeds in obtaining final FDA approval of a generic version of Oxytrol and commences sales of its product, the Company’s business, results of operations, financial condition and cash flows could be materially adversely affected.

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

Schedule II
Watson Pharmaceuticals, Inc.

Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007 and 2006

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Deductions/		End of
	Period	Expenses	Write-offs	Other*	Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2008	$3,794	$1,173	$(1,672)	—	$3,295
Year ended December 31, 2007	5,914	87	(2,207)	—	3,794
Year ended December 31, 2006	950	659	(665)	4,970	5,914
Inventory reserves:
Year ended December 31, 2008	47,725	45,693	(58,712)	—	34,706
Year ended December 31, 2007	58,268	46,853	(57,396)	—	47,725
Year ended December 31, 2006	28,905	29,777	(36,226)	35,812	58,268
Tax valuation allowance:
Year ended December 31, 2008	12,493	(605)	(3,761)	—	8,127
Year ended December 31, 2007	11,949	544	—	—	12,493
Year ended December 31, 2006	5,265	6,684	—	—	11,949

*	Represents opening balances of businesses acquired in the period.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below:

	For Three Month Periods Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008

Net revenues	$645,225	$640,691	$622,636	$626,949
Cost of sales	376,167	386,655	359,898	380,102

Gross profit	269,058	254,036	262,738	246,847
Operating expenses	178,929	167,094	163,701	164,827
Provision for income taxes	30,229	22,975	35,568	31,162
Net income	$56,386	$71,061	$60,303	$50,629

Basic earnings per share	$0.55	$0.69	$0.59	$0.49

Diluted earnings per share	$0.50	$0.62	$0.53	$0.45

Market price per share:
High	$29.65	$31.38	$32.70	$29.56

Low	$20.17	$26.66	$25.03	$23.90

	For Three Month Periods Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2007	2007	2007	2007

Net revenues	$627,335	$594,706	$603,005	$671,605
Cost of sales	373,178	346,420	360,438	424,720

Gross profit	254,157	248,286	242,567	246,885
Operating expenses	188,267	186,189	176,820	184,959
Provision for income taxes	21,415	20,779	21,019	20,041
Net income	$38,403	$34,606	$36,409	$31,612

Basic earnings per share	$0.37	$0.34	$0.36	$0.31

Diluted earnings per share	$0.34	$0.31	$0.33	$0.29

Market price per share:
High	$32.53	$33.91	$33.28	$29.43

Low	$26.90	$28.77	$26.16	$25.02

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Articles of Incorporation of the Company and all amendments thereto are incorporated by reference to Exhibit 3.1 to the Company’s June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to the Company’s June 30, 1996 Form 10-Q.
3.2		The Company’s By-laws, as amended and restated as of July 27, 2001, are incorporated by reference to Exhibit 3.2 to the Company’s June 30, 2001 Form 10-Q.
4.1		Indenture dated March 7, 2003 between the Company and Wells Fargo Bank, National Association as Trustee for the issuance of the Company’s 1.75% Convertible Senior Debentures, is incorporated by reference to Exhibit 4.2 to the Company’s March 31, 2003 Form 10-Q.
*10	.1	1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1995 Form 10-Q.
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
*10	.3	Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement in substantially the form filed and incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K with certain of its executive officers, who include Edward F. Heimers, David A. Buchen, Gordon Munro and R. Todd Joyce. A copy of each of these individual’s Key Employee Agreements will be provided to the Staff upon request.
*10	.4	Key Employment Agreement entered into as of August 15, 2002 by and between Charles Ebert and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2002 Form 10-Q.
*10	.5	Key Employment Agreement entered into as of September 5, 2006 by and between Thomas R. Russillo and the Company is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2006.
*10	.6	Amendment to Watson Pharmaceuticals, Inc. Key Employment Agreement entered into as of December 29, 2008 by and between Thomas R. Russillo and the Company.
*10	.7	Key Employment Agreement entered into as of December 11, 2006 by and between Thomas Giordano and the Company is incorporated by reference to Exhibit 10.6 to the Company’s 2006 Form 10-K.
*10	.8	Form of Amendment to Key Employee Agreement. On or about December 31, 2008, the Company entered into an Amendment to Key Employee Agreement in substantially the form attached hereto with certain of its Executive Officers, including Edward F. Heimers, Mark W. Durand, Al Paonessa III, Thomas Giordano and Gordon Munro. A copy of each of these individual’s Amendment to Key Employee Agreements will be provided to the Staff upon request.
*10	.9	Form of Amendment to Key Employee Agreement. On or about December 31, 2008, the Company entered into an Amendment to Key Employee Agreement in substantially the form attached hereto with certain of its Executive Officers, including David A. Buchen and Charles Ebert. A copy of each of these individual’s Amendment to Key Employee Agreements will be provided to the Staff upon request.
+10	.10	Distribution Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmbH dated June 24, 1993, as amended June 28, 1994, is incorporated by reference to Exhibit 10.12 to the Company’s 2000 Form 10-K (the first agreement together know as the “Ferrlecit Agreements”).
+10	.11	Manufacturing & Supply Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmbH dated December 1, 1998, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.13 to the Company’s 2000 Form 10-K (the third agreement together know as the “Ferrlecit Agreements”).

Exhibit
No.		Description

+10	.12	Trademark Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmbH dated August 26, 1993, as amended by that Amendment No. 1 dated in 2000, is incorporated by reference to Exhibit 10.14 to the Company’s 2000 Form 10-K (the second agreement together know as the “Ferrlecit Agreements”).
		Amendment to the Arbitration Provisions of the Ferrlecit Agreements (defined as the Distribution Agreement, Manufacturing & Supply Agreement and Trademark Agreement between R&D Laboratories, Inc. and Rhone-Poulenc Rorer GmhH listed as Exhibits 10.10, 10.11 and 10.12, respectively) dated August 25, 2008, between R&D Ferrlecit Capital Resources, Inc., A. Nattermann & CIE. GmbH and May & Baker Limited, trading as sanofi-aventis is incorporated by reference to Exhibit 10.2 to the Company’s September 30, 2008 Form 10-Q.
10.13		Resale Registration Rights Agreement dated as of March 7, 2003 among the Company and Lehman Brothers Inc., Morgan Stanley & Co., Incorporated, CIBC World Markets Corp., Wachovia Securities, Inc., Banc of America Securities LLC, Comerica Securities, Inc. and Wells Fargo Securities, LLC., is incorporated by reference to Exhibit 10.16 to the Company’s March 31, 2003 Form 10-Q.
10.14		Credit Agreement by and among Watson Pharmaceuticals, Inc., Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC, Wells Fargo Bank, National Association, Union Bank of California, N.A. and Sumitomo Mitsui Banking Corporation dated November 3, 2006 is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 6, 2006.
*10	.15	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for an Employee or a Consultant is incorporated by reference to Exhibit 10.15 to the Company’s 2004 Form 10-K.
*10	.16	2001 Incentive Award Plan Form of Notice of Grant and Signature. Page for a Director is incorporated by reference to Exhibit 10.16 to Exhibit 10.16 to the Company’s 2004 Form 10-K.
*10	.17	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Restricted Stock Award is incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2005 Form 10-Q.
*10	.18	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Option Grant is incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2005 Form 10-Q.
*10	.19	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Restricted Stock Award is incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2005 Form 10-Q.
*10	.20	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Stock Option Award is incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2005 Form 10-Q.
*10	.21	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Stock Option Award is incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2005 Form 10-Q.
*10	.22	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Award is incorporated by reference to Exhibit 10.22 to the Company’s 2006 Form 10-K.
+10	.23	Distribution Agreement between Amphastar Pharmaceuticals, Inc. and Andrx Pharmaceuticals, Inc. dated as of May 2, 2005, is incorporated by reference to Exhibit 10.102 of Andrx Corporation’s 2005 Form 10-K.
+		First Amendment to Distribution Agreement between Amphastar Pharmaceuticals, Inc. and Andrx Pharmaceuticals, Inc. d/b/a Watson Laboratories — Florida dated August 15, 2008 is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2008 Form 10-Q.
+10	.24	Agreement to License and Purchase by and among Andrx Labs, LLC, Andrx Laboratories, Inc., Andrx Laboratories (NJ), Inc., Andrx EU Ltd. and First Horizon Pharmaceutical Corporation dated as of March 2, 2005, is incorporated by reference to Exhibit 10.100 to Andrx Corporation’s March 31, 2005 Form 10-Q.

Exhibit
No.		Description

+10	.25	Manufacturing and Supply Agreement between Andrx Pharmaceuticals, Inc. and First Horizon Pharmaceutical Corporation dated as of March 28, 2005, is incorporated by reference to Exhibit 10.101 to Andrx Corporation’s March 31, 2005 Form 10-Q.
*10	.26	Key Employee Agreement between Watson Pharmaceuticals, Inc. and Paul M. Bisaro, dated as of August 1, 2007, is incorporated by reference to Exhibit 10.2 to the Company’s August 1, 2007 Form 8-K.
*10	.27	Amendment to Watson Pharmaceuticals, Inc. Key Employee Agreement entered into as of December 22, 2008 by and between Paul M. Bisaro and the Company.
*10	.28	Key Employee Agreement between Watson Pharmaceuticals, Inc. and Mark W. Durand, dated as of November 26, 2007, is incorporated by reference to Exhibit 10.1 to the Company’s November 16, 2007 Form 8-K.
*10	.29	Key Employee Agreement between Anda, Inc. and Al Paonessa III, dated as of August 2, 2007 is incorporated by reference to Exhibit 10.28 to the Company’s 2007 Form 10-K.
21.1		Subsidiaries of the Company.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan or Agreement

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.