Form 10-Q
period 2009-03-31
WATSON PHARMACEUTICALS INC
filed 2009-05-01
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of April 27, 2009 was approximately 105,412,000.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$559.0	$507.6
Marketable securities	11.8	13.2
Accounts receivable, net	353.6	305.0
Inventories, net	476.2	473.1
Prepaid expenses and other current assets	49.3	48.5
Deferred tax assets	113.9	111.0

Total current assets	1,563.8	1,458.4
Property and equipment, net	649.0	658.5
Investments and other assets	81.2	80.6
Deferred tax assets	42.8	52.3
Product rights and other intangibles, net	546.0	560.0
Goodwill	868.1	868.1

Total assets	$3,750.9	$3,677.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$382.8	$381.3
Income taxes payable	22.2	15.5
Short-term debt and current portion of long-term debt	626.4	53.2
Deferred revenue	22.0	16.1
Deferred tax liabilities	89.2	15.9

Total current liabilities	1,142.6	482.0
Long-term debt	250.0	824.7
Deferred revenue	31.1	30.1
Other long-term liabilities	5.0	4.9
Other taxes payable	58.1	53.3
Deferred tax liabilities	100.5	174.3

Total liabilities	1,587.3	1,569.3

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	0.4	0.4
Additional paid-in capital	1,004.1	995.9
Retained earnings	1,467.2	1,418.1
Accumulated other comprehensive loss	(3.3)	(3.2)
Treasury stock, at cost	(304.8)	(302.6)

Total stockholders’ equity	2,163.6	2,108.6

Total liabilities and stockholders’ equity	$3,750.9	$3,677.9

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Net revenues	$667.4	$626.9
Cost of sales (excludes amortization, presented below)	388.7	380.1

Gross profit	278.7	246.8

Operating expenses:
Research and development	42.3	38.0
Selling and marketing	65.7	56.1
General and administrative	68.9	50.5
Amortization	21.8	20.2
Gain on asset sales	(1.5)	—

Total operating expenses	197.2	164.8

Operating income	81.5	82.0

Non-operating (expense) income:
Loss on early extinguishment of debt	—	(1.1)
Interest income	2.0	2.3
Interest expense	(4.7)	(6.8)
Other income	1.2	5.4

Total other expense, net	(1.5)	(0.2)

Income before income taxes	80.0	81.8
Provision for income taxes	30.9	31.2

Net income	$49.1	$50.6

Earnings per share:
Basic	$0.48	$0.49

Diluted	$0.43	$0.45

Weighted average shares outstanding:
Basic	103.1	102.6

Diluted	118.2	117.4

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49.1	$50.6

Reconciliation to net cash provided by operating activities:
Depreciation	23.2	21.8
Amortization	21.8	20.2
Deferred income tax provision	5.7	6.4
Provision for inventory reserve	12.3	9.1
Restricted stock and stock option compensation	4.5	4.3
Earnings on equity method investments	(2.2)	(4.0)
Loss (gain) on securities	1.1	(1.4)
Loss on early extinguishment of debt	—	1.1
Gain on asset sales	(1.5)	—
Other	(0.1)	1.6
Changes in assets and liabilities:
Accounts receivable, net	(48.6)	(6.2)
Inventories	(15.3)	(39.8)
Prepaid expenses and other current assets	(0.8)	12.8
Accounts payable and accrued expenses	1.5	(26.1)
Deferred revenue	6.8	(8.6)
Income taxes payable	10.8	24.3
Other assets	1.2	0.5

Total adjustments	20.4	16.0

Net cash provided by operating activities	69.5	66.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(15.3)	(18.3)
Acquisition of product rights	(7.8)	(0.2)
Proceeds from sale of fixed assets	3.0	—
Proceeds from sale of marketable securities	2.2	1.6
Additions to marketable securities	—	(1.3)

Net cash used in investing activities	(17.9)	(18.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and other long-term liabilities	(1.6)	(88.1)
Proceeds from issuance of short-term debt and other long-term liabilities	—	9.1
Repurchase of common stock	(2.2)	(0.1)
Proceeds from stock plans	3.6	0.1

Net cash used in financing activities	(0.2)	(79.0)

Net increase (decrease) in cash and cash equivalents	51.4	(30.6)
Cash and cash equivalents at beginning of period	507.6	204.6

Cash and cash equivalents at end of period	$559.0	$174.0

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
     The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying condensed consolidated financial statements. The year end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.
Comprehensive Income
     Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income. The components of comprehensive income including attributable income taxes consisted of the following (in millions):

	Three Months Ended March 31,
	2009	2008

Net income	$49.1	$50.6

Other comprehensive loss:
Translation (losses) gains	(1.3)	0.3
Unrealized loss on securities, net of tax	(0.2)	—
Reclassification for losses included in net income, net of tax	1.4	—
Unrealized loss on cash flow hedge, net of tax	—	(1.3)

Total other comprehensive loss	(0.1)	(1.0)

Total comprehensive income	$49.0	$49.6

Preferred and Common Stock
     As of March 31, 2009 and December 31, 2008 there were 2,500,000 shares of no par value per share preferred stock authorized, with none issued. As of March 31, 2009 and December 31, 2008, there were 500,000,000 shares of $0.0033 par value per share common stock authorized, with 114,945,000 and 114,095,000 shares issued and 105,380,000 and 104,608,000 outstanding, respectively. Of the issued shares, 9,565,000 and 9,487,000 shares were held as treasury shares as of March 31, 2009 and December 31, 2008, respectively.
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
     Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $271.4 million and $285.7 million at March 31, 2009 and December 31, 2008, respectively. Accounts payable and accrued liabilities include $44.4 million and $42.4 million at March 31, 2009 and December 31, 2008, respectively, for certain rebates and other amounts due to indirect customers.

     The following table summarizes the activity in the Company’s major categories of SRA (in millions):

			Returns and
			Other	Cash
	Chargebacks	Rebates	Allowances	Discounts	Total

Balance at December 31, 2007	$164.4	$154.3	$56.1	$12.9	$387.7
Provision related to sales in three months ended March 31, 2008	313.9	78.5	45.1	16.6	454.1
Credits and payments	(323.2)	(86.0)	(38.4)	(14.3)	(461.9)

Balance at March 31, 2008	155.1	146.8	62.8	15.2	379.9
Provision related to sales in three quarters ended December 31, 2008	910.1	230.6	134.7	50.6	1,326.0
Credits and payments	(944.6)	(251.6)	(128.0)	(53.5)	(1,377.7)

Balance at December 31, 2008	120.6	125.8	69.5	12.3	328.2
Provision related to sales in three months ended March 31, 2009	275.2	88.3	47.3	17.3	428.1
Credits and payments	(289.2)	(96.2)	(39.8)	(15.3)	(440.5)

Balance at March 31, 2009	$106.6	$117.9	$77.0	$14.3	$315.8

Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the $575 million convertible contingent senior debentures (“CODES”), and the dilutive effect of share-based compensation arrangements outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the Company is required to add approximately 14.4 million shares associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted EPS for all periods in which the securities were outstanding. A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three months ended
	March 31,
	2009	2008

EPS — basic
Net income	$49.1	$50.6

Basic weighted average common shares outstanding	103.1	102.6

EPS — basic	$0.48	$0.49

EPS — diluted
Net income	$49.1	$50.6
Add: Interest expense on CODES, net of tax	1.9	2.0

Net income, adjusted	$51.0	$52.6

Basic weighted average common shares outstanding	103.1	102.6
Effect of dilutive securities:
Conversion of CODES	14.4	14.4
Dilutive stock options	0.7	0.4

Diluted weighted average common shares outstanding	118.2	117.4

EPS — diluted	$0.43	$0.45

     Stock awards to purchase 6.0 million and 9.0 million common shares for the three month periods ended March 31, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.
Share-Based Compensation
     The Company accounts for share-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values.
     As of March 31, 2009, the Company had $3.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.4 years. As of March 31, 2009, the Company had $28.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.2 years. During the three months ended March 31, 2009, the Company issued approximately 782,000 restricted stock grants with an aggregate intrinsic value of $21.9 million. No stock option grants were issued during the three months ended March 31, 2009.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair-Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (refer to “NOTE 9 — FAIR VALUE MEASUREMENT” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. As SFAS 141R is applicable to business acquisitions completed after January 1, 2009 and the Company did not have any business acquisitions during the quarter ended March 31, 2009, the adoption of SFAS 141R did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company currently has no minority interests and accordingly the adoption of SFAS 160 did not have a material impact on its condensed consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s condensed consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 2 — OTHER INCOME
     Other income consisted of the following (in millions):

	Three Months Ended March 31,
	2009	2008

Earnings on equity method investments	$2.2	$4.0
(Loss) gain on securities	(1.1)	1.4
Other income	0.1	—

	$1.2	$5.4

NOTE 3 — OPERATING SEGMENTS
     Watson has three reportable operating segments: Generic, Brand and Distribution. The Generic segment includes pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s lines of Specialty Products and Nephrology/Medical products. Watson has aggregated its brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores in the U.S. The Distribution segment distributes generic pharmaceutical products and select brand pharmaceutical products manufactured by third parties to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices in the U.S. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales of Watson products, which are included in their respective Generic and Brand segment results.

     Segment net revenues, segment gross profit and segment contribution information for the Company’s Generic, Brand and Distribution segments consisted of the following (in millions):

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total

Product sales	$395.2	$98.2	$153.7	$647.1	$342.4	$99.0	$144.9	$586.3
Other	6.5	13.8	—	20.3	24.3	16.3	—	40.6

Net revenues	401.7	112.0	153.7	667.4	366.7	115.3	144.9	626.9
Cost of sales(1)	238.5	24.2	126.0	388.7	229.7	27.5	122.9	380.1

Gross profit(1)	163.2	87.8	27.7	278.7	137.0	87.8	22.0	246.8
Gross margin(1)	40.6%	78.4%	18.0%	41.8%	37.4%	76.1%	15.2%	39.4%
Research and development	30.1	12.2	—	42.3	22.6	15.4	—	38.0
Selling and marketing	12.7	36.9	16.1	65.7	14.1	28.0	14.0	56.1

Contribution	$120.4	$38.7	$11.6	170.7	$100.3	$44.4	$8.0	152.7

Contibution margin	30.0%	34.6%	7.5%	25.6%	27.4%	38.5%	5.5%	24.4%

General and administrative				68.9				50.5
Amortization				21.8				20.2
Gain on asset sales				(1.5)

Operating income				$81.5				$82.0

Operating margin				12.2%				13.1%

(1)	Excludes amortization of acquired intangibles including product rights.
NOTE 4 — INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at March 31, 2009 and December 31, 2008 is approximately $19.7 million and $16.4 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.
     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	March 31,	December 31,
	2009	2008

Inventories:
Raw materials	$131.5	$109.1
Work-in-process	61.2	44.2
Finished goods	328.8	354.5

	521.5	507.8
Less: Inventory reserves	45.3	34.7

Inventories, net	$476.2	$473.1

NOTE 5 — DEBT
Debt consisted of the following (in millions):

	March 31,	December 31,
	2009	2008

Senior Credit Facility, due 2011, bearing interest at LIBOR plus 0.75% (“2006 Credit Facility”)	$300.0	$300.0
CODES, face amount of $575 million, due 2023, net of unamortized discount	574.8	574.7
Other notes payable	1.6	3.2

	876.4	877.9
Less: Current portion	626.4	53.2

Total long-term debt	$250.0	$824.7

Senior Credit Facility
     During the quarter ended March 31, 2009, the CODES debt was reclassified to current liabilities from long-term liabilities as it is our expectation that the CODES holders will exercise a March 15, 2010 put option, as defined under the terms of the CODES, which will require the Company to repurchase the outstanding amount of the CODES for cash. For additional information regarding the terms of the CODES, refer to “NOTE 9 — Long-Term Debt” of our Annual Report on Form 10-K for the year ended December 31, 2008.
     During the three months ended March 31, 2008, the Company made prepayments of the 2006 Credit Facility totaling $75.0 million. As a result of this pre-payment, the Company’s results for the three months ended March 31, 2008 reflect a $1.1 million charge for losses on the early extinguishment of debt. As of March 31, 2009, $300.0 million is outstanding under the 2006 Credit Facility. The full amount outstanding on the 2006 Credit Facility is due November 2011.

NOTE 6 — BUSINESS RESTRUCTURING CHARGES
     During the first quarter of 2008, the Company announced efforts to reduce its cost structure through its Global Supply Chain Initiative, which includes the planned closure of manufacturing facilities in Carmel, New York, its distribution center in Brewster, New York and the transition of manufacturing to our other manufacturing locations within the U.S. and India. While the final closing date will depend on a number of factors, we anticipate the successful transition of product manufacturing and the completion of related facility rationalization activities will permit the closure of these facilities by the end of 2010. Activity related to our Global Supply Chain Initiative restructuring and facility rationalization activities for the three months ended March 31, 2009 consisted of the following:

					Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-cash	March 31,
(in millions)	2008	to Expense	Payments	Adjustments	2009

Cost of sales
Severance and retention	$13.7	$3.2	$(0.3)	$—	$16.6
Product transfer costs	0.7	2.2	(1.3)	—	1.6
Facility decommission costs	0.2	0.1	(0.1)	—	0.2
Accelerated depreciation	—	1.8	—	(1.8)	—

	14.6	7.3	(1.7)	(1.8)	18.4

Operating expenses
Research and development	0.7	1.5	(0.7)	—	1.5
Selling, general and administrative	0.8	0.5	(0.1)	—	1.2

	1.5	2.0	(0.8)	—	2.7

Total restructuring charges	$16.1	$9.3	$(2.5)	$(1.8)	$21.1

     Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities in 2009 is attributable to our Generic segment.
     Through the end of March, 2009, the Company has recognized total charges of $39.7 million related to our Global Supply Chain Initiative. The Company expects to incur pre-tax costs associated with our Global Supply Chain Initiative of approximately $60.0 to $70.0 million which includes accelerated depreciation expense of $25.0 to $30.0 million, severance, retention, relocation and other employee related costs of approximately $25.0 to $30.0 million and product transfer costs of approximately $8.0 to $12.0 million.
NOTE 7 — INCOME TAXES
     The Company’s effective tax rate for the three months ended March 31, 2009 was 38.6% compared to 38.1% for the three months ended March 31, 2008. The higher effective tax rate for the three months ended March 31, 2009, as compared to the same period of the prior year, primarily reflects the impact of a California state legislative change in the current quarter which was partially offset by a reduction in the effective tax rate for the R&D tax credit and certain permanent differences.
     The Company conducts business globally and, as a result, files federal, state and foreign tax returns. In the normal course of business the Company is subject to examination by various taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. In 2008, the IRS began examining the Company’s 2004, 2005, and 2006 tax years.
     The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (“FIN 48”). While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes represent the likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.

NOTE 8 — STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the three months ended March 31, 2009 consisted of the following (in millions):

Stockholders’ equity, December 31, 2008	$2,108.6
Common stock issued under employee plans	3.6
Increase in additional paid-in capital for share-based compensation plans	4.5
Net income	49.1
Other comprehensive loss	(0.1)
Tax benefit from employee stock plans	0.1
Repurchase of common stock	(2.2)

Stockholders’ equity, March 31, 2009	$2,163.6

NOTE 9 — FAIR VALUE MEASUREMENT
     In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The Company adopted SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis effective January 1, 2009. Although the adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations or cash flows, we are required to provide additional disclosures within our condensed consolidated financial statements.
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

     Financial assets and liabilities measured at fair value or disclosed at fair value consisted of the following (in millions):

	Fair Value Measurements as at March 31, 2009 Using:
	Total	Level 1	Level 2	Level 3

Marketable securities	$11.8	$11.8	$—	$—
Investments	0.1	0.1	—	—

	Fair Value Measurements as at December 31, 2008 Using:
	Total	Level 1	Level 2	Level 3

Marketable securities	$13.2	$13.2	$—	$—
Investments	0.2	0.2	—	—

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
     Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383 ). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing

Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On March 23, 2009, the indirect purchaser plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. The appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Riteaid remains pending. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Aventis”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The court hearing the case in New York has dismissed the action. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. The parties intend to file motions for summary judgment, which are scheduled to be argued to the Superior Court during the third quarter of 2009. The trial is scheduled for January 24, 2010. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.
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
     Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided into two groups. Certain defendants, referred to as the “Track One” defendants, have proceeded on an expedited basis. Classes were certified against these defendants, a trial has been completed with respect to some of the claims against this group of defendants, the presiding judge has issued a ruling granting judgment to the plaintiffs, that judgment is being appealed, and many of the claims have been settled. Other defendants, referred to as the “Track Two Defendants”, including the Company, have entered into a settlement agreement resolving all claims against the Track Two Defendants in the Consolidated Class Action. The total amount of the settlement for all of the Track Two Defendants is $125 million. The amount to be paid by each Track Two Defendant is confidential. On July 2, 2008, the United States District Court for the District of Massachusetts preliminarily approved the Track Two settlement. On April 27, 2009, the Court held a hearing to further consider the fairness of the proposed Track Two settlement. The Court adjourned the hearing without ruling on the fairness of the proposed settlement until additional notices are provided to certain of the class members in the action. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.
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

     These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported average wholesale price or wholesale acquisition cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Many of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. In the case brought on behalf of the Commonwealth of Massachusetts the Court recently denied cross-motions for summary judgment. The case brought against the Company on behalf of Alabama has been set for trial scheduled to begin in June of 2009; the case brought against the Company on behalf of Hawaii has been scheduled for trial in October 2009; the case brought against the Company on behalf of Kentucky has been scheduled for trial in 2010.
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
     Naproxen Sodium (Naprelan). In October 1998, Elan Corporation Plc sued Andrx in the United States District Court for the Southern District of Florida, alleging that Andrx’s pending ANDA for a generic version of Elan’s Naprelan® infringed Elan’s patent No. 5,637,320 (the ‘320 Patent) (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 98-7164). In March 2002, the District Court issued an order that the asserted claims of Elan’s patent were invalid, and in September 2002, Andrx commenced selling the 500mg strength of naproxen sodium, its generic version of Naprelan®. In March 2003, the District Court issued an order denying, among other things, (i) Elan’s motion for consideration of the March 2002 order invalidating its patent, and (ii) Andrx’s motion asking the District Court for a ruling on its non-infringement defenses. Both parties appealed that March 2003 decision (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 03-1354) to the United States Court of Appeals for the Federal Circuit. On May 5, 2004, the Federal Circuit Court of Appeals reversed the District Court’s determination that the asserted claims of the Elan patent were invalid, and remanded the case back to the District Court for a determination as to whether Andrx’s product infringes the Elan patent, whether the asserted claims were invalid on other grounds, and whether the patent was enforceable. In January 2005, Elan filed a separate complaint in the U.S. District Court for the Southern District of Florida seeking damages as a result of Andrx’s sale of its generic version of Naprelan® (Elan Corporation PLC v. Andrx Pharmaceuticals, Inc., Case No. 058-60158). On July 12, 2005, the Federal Circuit Court of Appeals issued a decision, in an unrelated case, on how a court should address issues of claim construction. At the instruction of the District Court, the parties filed briefs on how the District Court should proceed in this matter in light of the Federal Circuit Court of Appeals’ opinion regarding the proper approach to claim construction. On August 13, 2008, the District Court ruled that the Company’s naproxen sodium product infringes Elan’s patent No. 5,637,320, and that the infringement was willful and that the asserted claims were not invalid or otherwise unenforceable. The Company voluntarily discontinued sales of its naproxen sodium product on August 13, 2008. On March 6, 2009, the Company entered into a settlement agreement and release agreement in full settlement of all disputes related to the Company’s development, manufacturing, marketing and sale of its naproxen sodium product. Under the settlement agreement, the Company paid $18 million to Elan, and agreed not to market or sell its naproxen sodium product until the expiration or final finding of invalidity or unenforceability of the ‘320 Patent.

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
     Androgel® Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleges that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company. The complaint alleges violation of federal and state antitrust and consumer protection laws and seeks equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants. (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On February 27, 2009, the defendants (including the Company) filed motions to transfer all of the actions pending in the United States District Court for the Central District of California to the United States District Court for the Northern District of Georgia. On April 8, 2009, the Court granted the defendants’ motion to transfer and transferred the cases to the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. On March 31, April 17, and April 21, 2009, additional actions alleging similar claims were filed in the United States District Court for the District of New Jersey (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., Civ. No. 09-1900). These actions purport to assert similar claims on behalf of various class representatives. On April 8, 2009, the Stephen J. LaFrance plaintiffs filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. A hearing on that motion is scheduled for May 28, 2009. On April 20, 2009, the Company was dismissed from the Stephen J. LaFrance action pending in the District of New Jersey without prejudice. On April 28, 2009, the judge presiding over the Federal Trade Commission action and the private actions in the Northern District of Georgia granted the plaintiffs’ request to file an amended complaint and invited the Federal Trade Commission to file an amended complaint and otherwise stayed the proceedings. All of these lawsuits are at the pleading stages, and additional actions are anticipated. The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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

     Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. Approximately 105 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 112 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Levonorgestrel/Ethinyl Estradiol Tablets (Seasonale®). On December 13, 2007, Duramed Pharmaceuticals, Inc. sued the Company and certain of its subsidiaries in the United States District Court for the District of New Jersey, alleging that sales of the Company’s Quasense TM (levonorgestrel/ethinyl estradiol) tablets, the generic version of Duramed’s Seasonale® tablets, infringes Duramed’s U.S. Patent No. RE 39,861 (Duramed Pharmaceuticals, Inc. v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv05941). The complaint seeks damages and injunctive relief. On March 3, 2008, the Company answered the complaint. Discovery is ongoing. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonale ®. Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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
     Oxytrol® Litigation. (Watson Laboratories, Inc. v. Barr Laboratories, Inc., et al. Case No. 08-793) In September 2008, the Company received a notice letter from Barr Laboratories, Inc. (“Barr Labs”) stating that Barr Labs had filed an ANDA with the FDA seeking approval of a generic version of the Company’s Oxytrol (oxybutynin transdermal system) product. Barr Labs’ notice letter included a certification under the Hatch-Waxman Act contending that patents listed in the FDA Orange Book for the Company’s Oxytrol product are invalid or not infringed by Barr Labs’ ANDA. On October 23, 2008, the Company’s subsidiary, Watson Laboratories, Inc., filed suit against Barr Labs and its parent company, Barr Pharmaceuticals, Inc., in the United States District Court for the District of Delaware, alleging that Barr Labs’ generic version of Oxytrol infringes the Company’s patents. Under applicable law, the filing of the lawsuit stays any FDA approval of Barr Labs’ ANDA until the earlier of a District Court judgment in Barr Labs’ favor, or thirty months from the date the Company received Barr Labs’ notice letter. The Company believes it has substantial, meritorious claims against Barr Labs. However, if Barr Labs succeeds in obtaining final FDA approval of a generic version of Oxytrol and commences sales of its product, the Company’s business, results of operations, financial condition and cash flows could be materially adversely affected.

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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and the results of operations should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” under “Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this Quarterly Report and our Annual Report on Form 10-K.
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
     Watson has three reportable operating segments: Generic, Brand and Distribution. The Generic segment includes pharmaceutical products that are therapeutically equivalent to proprietary products. The Brand segment includes the Company’s Specialty Products and Nephrology/Medical product lines. Watson has aggregated its brand product lines in a single segment because of similarities in regulatory environment, methods of distribution and types of customer. This segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Company sells its brand and generic products primarily to pharmaceutical wholesalers, drug distributors and chain drug stores. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the “Anda” trade name. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales of Watson products, which are included in their respective Generic and Brand segment results.
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

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
($ in millions):	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total

Product sales	$395.2	$98.2	$153.7	$647.1	$342.4	$99.0	$144.9	$586.3
Other	6.5	13.8	—	20.3	24.3	16.3	—	40.6

Net revenues	401.7	112.0	153.7	667.4	366.7	115.3	144.9	626.9
Cost of sales(1)	238.5	24.2	126.0	388.7	229.7	27.5	122.9	380.1

Gross profit(1)	163.2	87.8	27.7	278.7	137.0	87.8	22.0	246.8
Gross margin(1)	40.6%	78.4%	18.0%	41.8%	37.4%	76.1%	15.2%	39.4%
Research and development	30.1	12.2	—	42.3	22.6	15.4	—	38.0
Selling and marketing	12.7	36.9	16.1	65.7	14.1	28.0	14.0	56.1

Contribution	$120.4	$38.7	$11.6	170.7	$100.3	$44.4	$8.0	152.7

Contibution margin	30.0%	34.6%	7.5%	25.6%	27.4%	38.5%	5.5%	24.4%

General and administrative				68.9				50.5
Amortization				21.8				20.2
Gain on asset sales				(1.5)				—

Operating income				$81.5				$82.0

Operating margin				12.2%				13.1%

(1)	Excludes amortization of acquired intangibles including product rights.
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
     Net revenues from our Generic segment for the three months ended March 31, 2009 increased 9.5% or $35.0 million to $401.7 million compared to net revenues of $366.7 million from the prior year period. This increase in sales was mainly attributable to new product launches and products acquired subsequent to the first quarter of 2008 ($57.2 million) offset in part by a decrease in other revenue ($17.8 million).
     The decrease in other revenues in the three months ended March 31, 2009 for the Generic segment was primarily related to reduced royalties on sales by Sandoz, Inc. of metoprolol succinate 50 mg extended release tablets and reduced royalties on sales by GlaxoSmithKline of Wellbutrin XL® 150 mg. Sales of metoprolol succinate 50 mg declined as Sandoz, Inc. ceased shipping the product in the fourth quarter of 2008 and it is uncertain when sales will resume. Sales of Wellbutrin XL® 150 mg declined due to increased competition. Both items combined resulted in a reduction in royalties in the quarter totaling $15.8 million.
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
     Gross profit for our Generic segment increased $26.2 million to $163.2 million in the three months ended March 31, 2009 compared to $137.0 million in the prior year period. The increase in gross profit was primarily due to new product launches and recent product acquisitions ($29.5 million), a reduction in costs associated with our Global Supply Chain Initiative over the prior year period ($5.6 million), an increase in sales of oral contraceptives and an increase in gross profit due to a favorable product mix. These increases were partially offset by a decrease in other revenue ($17.8 million).
     Gross margins for our Generic segment increased 3.2 percentage points to 40.6% for the three months ended March 31, 2009 from 37.4% in the prior year period. This increase in gross margin was primarily related to higher overall margins on new product launches and recent product acquisitions.
Research and Development Expenses
     Generic segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with the development of our products.
     Generic segment R&D expenses increased 33.0% or $7.5 million to $30.1 million in the three months ended March 31, 2008 compared to $22.6 million in the prior year period due to higher biostudy and test chemical costs ($5.4 million) and Global Supply Chain Initiative severance costs in the current year period ($1.5 million).
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs.
     Generic segment selling and marketing expenses decreased 9.5% or $1.4 million to $12.7 million in the three months ended March 31, 2009 compared to $14.1 million in the prior year period.

Brand Segment
Net Revenues
     Our brand pharmaceutical business develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology/Medical.
     Our Specialty Products product line includes urology products such as Trelstar® and Oxytrol® and a number of non-promoted products.
     Our Nephrology/Medical product line consists of products for the treatment of iron deficiency anemia and is generally marketed to nephrologists and dialysis centers. The major products of the Nephrology/Medical group are Ferrlecit® and INFeD®, which are used to treat low iron levels in patients undergoing hemodialysis in conjunction with erythropoietin therapy.
     Other revenues in the Brand segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.
     Net revenues from our Brand segment for the three months ended March 31, 2009 decreased 2.8% or $3.3 million to $112.0 million compared to net revenues of $115.3 million in the prior year period. The decrease was primarily attributable to lower other revenues ($2.4 million) and lower sales of INFeD® within the Nephrology/Medical group due to a supply interruption of INFeD®’s API which is available from only one source. The INFeD® API supply interruption may continue for the remainder of 2009.
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
     Gross profit for our Brand segment was $87.8 million or the same as the prior year period. A decrease in other revenues ($2.4 million) was offset by improved gross profit within the Specialty Product group in the current year period.
     Gross margins for our Brand segment increased to 78.4% during the three months ended March 31, 2009 from 76.1% in the prior year period primarily due to improved product mix.
Research and Development Expenses
     Brand segment R&D expenses consist predominantly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.
     Brand segment R&D expenses decreased 20.5% or $3.2 million to $12.2 million in the three months ended March 31, 2008 compared to $15.4 million in the prior year period primarily due to a $5.0 million milestone payment in the prior year period related to the filing of an NDA for RapafloTM with the FDA. This decrease in R&D expenses was partially offset by increased clinical spending on recently approved new products.
Selling and Marketing Expenses
     Brand segment selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.
     Brand segment selling and marketing expenses increased 31.7% or $8.9 million to $36.9 million in the three months ended March 31, 2009 as compared to $28.0 million in the prior year period primarily related to increased product promotion, field force and marketing costs to support pre-launch activities related to RapafloTM and GelniqueTM.

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
     Net revenues from our Distribution segment for the three months ended March 31, 2009 increased 6.1% or $8.8 million to $153.7 million compared to net revenues of $144.9 million in the prior year period primarily due to an increase in net revenues from new products launched since the first quarter of 2008 ($33.0 million) which was partially offset by lower levels of sales in the current period from price erosion and volume decreases ($24.8 million).
Gross Profit (Gross Margin)
     Gross profit for our Distribution segment increased $5.7 million to $27.7 million in the three months ended March 31, 2009 compared to $22.0 million in the prior year period. Gross margins also improved for our Distribution segment increasing to 18.0% during the three months ended March 31, 2009 from 15.2% in the prior year period. Distribution segment gross profit improved in the current quarter due to increased sales levels and higher gross margins. Distribution segment gross margin improved in the current quarter due to lower product acquisition costs and higher pricing on certain products.
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.
     Distribution segment selling and marketing expenses increased 14.6% or $2.1 million to $16.1 million in the three months ended March 31, 2009 as compared to $14.0 million in the prior year period primarily related to higher freight costs ($1.0 million) and higher payroll costs ($1.0 million).
Segment Contribution

	Three Months Ended March 31,		Change
($ in millions):	2009	2008	Dollars	%

Segment contribution
Generic	$120.4	$100.3	$20.1	20.0%
Brand	38.7	44.4	(5.7)	(12.8)%
Distribution	11.6	8.0	3.6	45.0%

	$170.7	$152.7	$18.0	11.8%

as % of net revenues	25.6%	24.4%
     For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and “NOTE 3 — OPERATING SEGMENTS” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Corporate General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in millions):	2009	2008	Dollars	%

Corporate general and administrative expenses	$68.9	$50.5	$18.4	36.4%
as a % of net revenues	10.3%	8.1%
     Corporate general and administrative expenses consists mainly of the cost of personnel, facilities, insurance, professional services and litigation, which is general in nature and not directly related to specific segment operations.
     Corporate general and administrative expenses increased during the three months ended March 31, 2009 primarily due to an $18.0 million legal settlement of a patent dispute with Elan Corporation, Plc during the current year period.
Amortization

	Three Months Ended March 31,		Change
($ in millions):	2009	2008	Dollars	%

Amortization	$21.8	$20.2	$1.6	7.9%
as a % of net revenues	3.3%	3.2%
     The Company’s amortizable assets consist primarily of acquired product rights. For the three months ended March 31, 2009 amortization expense increased $1.6 million primarily as a result of the amortization of product rights the Company acquired in the fourth quarter of 2008 as a result of the merger between Teva Pharmaceutical Industries, Ltd. and Barr Pharmaceuticals, Inc.
Gain on Asset Sales

	Three Months Ended March 31,		Change
($ in millions):	2009	2008	Dollars	%

Gain on asset sales	$(1.5)	$—	$(1.5)	100.0%
as a % of net revenues	(0.2)%	0.0%
     In January 2009, we recognized a $1.5 million gain on the sale of certain property and equipment in Dombivli, India for cash consideration of $3.0 million.

Loss on Early Extinguishment of Debt

	Three Months Ended March 31,		Change
($ in millions):	2009	2008	Dollars	%

Loss on early extinguishment of debt	$—	$1.1	$(1.1)	(100.0)%
as a % of net revenues	0.0%	0.2%
     In November 2006, we entered into a Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks (the “2006 Credit Facility”) in connection with the acquisition of the Andrx Corporation.
     During the quarter ended March 31, 2008, the Company prepaid $75.0 million of outstanding debt on the 2006 Credit Facility. As a result of this prepayment, our results for the quarter ended March 31, 2008 reflect debt repurchase charges of $1.1 million which consist of unamortized debt issue costs associated with the repurchased amount.
Interest Income

	Three Months Ended March 31,		Change
($ in millions):	2009	2008	Dollars	%

Interest income	$2.0	$2.3	$(0.3)	(13.0)%
as a % of net revenues	0.3%	0.4%
     Interest income decreased for the three months ended March 31, 2009 due to a decrease in interest rates over the prior year period.
Interest Expense

	Three Months Ended March 31,		Change
($ in millions):	2009	2008	Dollars	%

Interest expense — 2006 Credit Facility	$1.5	$3.9	$(2.4)
Interest expense — convertible contingent senior debentures due 2023 (“CODES”)	3.2	3.2	—
Interest expense — other	—	(0.3)	0.3

Interest expense	$4.7	$6.8	$(2.1)	(30.9)%

as a % of net revenues	0.7%	1.1%
     Interest expense decreased for the three months ended March 31, 2009 due to reduced LIBOR rates of interest on the 2006 Credit Facility during the current year period.

Other Income

	Three Months Ended March 31,		Change
($ in millions):	2009	2008	Dollars	%

Earnings on equity method investments	$2.2	$4.0	$(1.8)
(Loss) gain on securities	(1.1)	1.4	(2.5)
Other income	0.1	—	0.1

	$1.2	$5.4	$(4.2)	(77.8)%

as a % of net revenues	0.2%	0.9%
Earnings on Equity Method Investments
     The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. Earnings on equity method investments primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”).
     Scinopharm results for the three months ended March 31, 2008 were higher than the current year period due to product launches during that period.
(Loss) Gain on Securities
     For the quarters ended March 31, 2009 and 2008, the Company received contingent proceeds related to the sale of our investment in Adheris, Inc. in 2006.
     In the quarter ended March 31, 2009 the Company received cash proceeds of $1.1 million as additional consideration on our sale of our investment in Adheris, Inc. which was recorded as a gain on securities in the quarter. This gain was offset by an other-than-temporary impairment charge of $2.2 million related to our investment in common shares of inVentiv Health, Inc. (“inVentiv”) as the fair value of our investment fell below our carrying value for a six-month period.
     In the quarter ended March 31, 2008 the Company received common shares of inVentiv and cash as additional proceeds on our sale of our investment in Adheris, Inc. which was recorded as a gain on securities in the quarter.
Provision for Income Taxes

	Three Months Ended March 31,		Change
($ in millions):	2009	2008	Dollars	%

Provision for income taxes	$30.9	$31.2	$(0.3)	(1.0)%
Effective tax rate	38.6%	38.1%
     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, increases the effective tax rate.
     The higher effective tax rate for the three months ended March 31, 2009, as compared to the same period of the prior year, primarily reflects the impact of a California state legislative change in the current quarter which was partially offset by a reduction in the effective tax rate for the R&D tax credit and certain permanent differences.

Liquidity and Capital Resources
Working Capital Position
     Working capital at March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31,	December 31,	Increase
($ in millions):	2009	2008	(Decrease)

Current Assets:
Cash and cash equivalents	$559.0	$507.6	$51.4
Marketable securities	11.8	13.2	(1.4)
Accounts receivable, net of allowances	353.6	305.0	48.6
Inventories	476.2	473.1	3.1
Other	163.2	159.5	3.7

Total current assets	1,563.8	1,458.4	105.4

Current liabilities:
Accounts payable and accrued expenses	382.8	381.3	1.5
Short-term debt and current portion of long-term debt	626.4	53.2	573.2
Other	133.4	47.5	85.9

Total current liabilities	1,142.6	482.0	660.6

Working Capital	$421.2	$976.4	$(555.2)

Current Ratio	1.37	3.03

     Watson’s primary source of liquidity is cash from operations. Net working capital at March 31, 2009 was $421.2 million, compared to $976.4 million at December 31, 2008. The decline in working capital was due to a reclassification of the CODES debt. During the quarter ended March 31, 2009, the CODES debt was reclassified to current liabilities from long-term liabilities as it is our expectation that the CODES holders will exercise a March 15, 2010 put option, as defined under the terms of the CODES, which will require the Company to repurchase the outstanding amount of the CODES for cash.
     We expect that 2009 cash flows from operating activities will continue to exceed net income. In addition, management expects that cash flows from operating activities, available credit lines and available cash balances will be sufficient to fund our operating liquidity needs as well as our debt repurchase obligations within the next year.
Cash Flows from Operations
     Summarized cash flow from operations is as follows:

	Three months ended March 31,
($ in millions):	2009	2008

Net cash provided by operating activities	$69.5	$66.6
     Cash flows from operations represent net income adjusted for certain operations related non-cash items and changes in certain assets and liabilities. For the three months ended March 31, 2009, cash provided by operating activities was $69.5 million, compared to $66.6 million in the three months ended March 31, 2008. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation.

Investing Cash Flows
     Our cash flows from investing activities are summarized as follows:

	Three months ended March 31,
($ in millions):	2009	2008

Net cash used in investing activities	$17.9	$18.2
     Investing cash flows consist primarily of expenditures related to capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. Net cash used in investing activities for the three months ended March 31, 2009 was relatively unchanged from 2008 levels.
Financing Cash Flows
     Our cash flows from financing activities are summarized as follows:

	Three months ended March 31,
($ in millions):	2009	2008

Net cash used in financing activities	$0.2	$79.0
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock awards. For the three months ended March 31, 2009, net cash used in financing activities was $0.2 million compared to $79.0 million used in financing activities during the three months ended March 31, 2008. Cash used in financing activities was higher in the prior year period due to a $75.0 million prepayment of the 2006 Credit Facility in the three months ended March 31, 2008.
Debt and Borrowing Capacity
     Our outstanding debt obligations are summarized as follows:

	March 31,	December 31,	Increase
($ in millions):	2009	2008	(Decrease)

Short-term debt and current portion of long-term debt	$626.4	$53.2	$573.2
Long-term debt	250.0	824.7	(574.7)

Total debt	$876.4	$877.9	$(1.5)

Debt to capital ratio	28.8%	29.4%
     During the quarter ended March 31, 2009, the CODES debt was reclassified to current liabilities from long-term liabilities as it is our current expectation that the CODES holders will exercise a March 15, 2010 put option, as defined under the terms of the CODES, which will require the Company to repurchase the outstanding amount of the CODES for cash.
     During the quarter ended March 31, 2008, we prepaid $75.0 million of the amount outstanding under the 2006 Credit Facility. As a result of this prepayment, our results for the first quarter of 2008 reflect a $1.1 million debt repurchase charge. No principal payments are required on the 2006 Credit Facility in 2009. As of March 31, 2009, $50.0 million was outstanding on the revolving credit facility and $250.0 million was outstanding on the senior term loan facility of the 2006 Credit Facility. The full amount outstanding on the 2006 Credit Facility is due November 2011.

     Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of March 31, 2009, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.53 billion;

•	maintenance of a maximum leverage ratio not greater than 2.75 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At March 31, 2009, our net worth was $2.16 billion, and our leverage ratio was 1.52 to 1.0. Our interest coverage ratio for the three months ended March 31, 2009 was 22.0 to 1.0.
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
Long-term Obligations
     At March 31, 2009, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2008.
Recent accounting pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair-Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (refer to “NOTE 9 — FAIR VALUE MEASUREMENT” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009 did not have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. As SFAS 141R is applicable to business acquisitions completed after

January 1, 2009 and the Company did not have any business acquisitions during the quarter ended March 31, 2009, the adoption of SFAS 141R did not have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company currently has no minority interests and accordingly the adoption of SFAS 160 did not have a material impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 161 did not have a material impact on our condensed consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.
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
Investment Risk
     As of March 31, 2009, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $61.7 million. Of this amount, we had equity-method investments of $60.7 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $0.8 million (included in marketable securities and investments and other assets).
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
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on March 31, 2009. As of March 31, 2009, the fair value of our CODES was $14.1 million less than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
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
     There have been no changes in the Company’s internal control over financial reporting, during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2008 and “Legal Matters” in “NOTE 10 — CONTINGENCIES” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part 1” of our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material changes from these risk factors during the three months ended March 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2009, the Company repurchased approximately 78,400 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $2.1 million as follows:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicaly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

January 1 - 31, 2009	—	$—	—	—
February 1 - 28, 2009	2,171	$28.27	—	—
March 1 - 31, 2009	76,220	$27.34	—	—
ITEM 6. EXHIBITS
     (a) Exhibits:
          Reference is hereby made to the Exhibit Index on page 35.

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

Date: May 1, 2009

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2009

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