Form 10-Q
period 2009-06-30
WATSON PHARMACEUTICALS INC
filed 2009-07-31
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of July 27, 2009 was approximately 105,729,000

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$637.5	$507.6
Marketable securities	13.4	13.2
Accounts receivable, net	356.6	305.0
Inventories, net	499.3	473.1
Prepaid expenses and other current assets	60.7	48.5
Deferred tax assets	121.0	111.0

Total current assets	1,688.5	1,458.4
Property and equipment, net	635.4	658.5
Investments and other assets	86.0	80.6
Deferred tax assets	40.7	52.3
Product rights and other intangibles, net	531.7	560.0
Goodwill	868.1	868.1

Total assets	$3,850.4	$3,677.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$427.1	$381.3
Income taxes payable	—	15.5
Short-term debt and current portion of long-term debt	726.4	53.2
Deferred revenue	22.5	16.1
Deferred tax liabilities	14.6	15.9

Total current liabilities	1,190.6	482.0
Long-term debt	150.0	824.7
Deferred revenue	37.2	30.1
Other long-term liabilities	5.2	4.9
Other taxes payable	58.1	53.3
Deferred tax liabilities	177.2	174.3

Total liabilities	1,618.3	1,569.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	0.4	0.4
Additional paid-in capital	1,016.0	995.9
Retained earnings	1,520.2	1,418.1
Accumulated other comprehensive income (loss)	0.3	(3.2)
Treasury stock, at cost	(304.8)	(302.6)

Total stockholders’ equity	2,232.1	2,108.6

Total liabilities and stockholders’ equity	$3,850.4	$3,677.9

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$677.8	$622.7	$1,345.2	$1,249.6

Operating expenses:
Cost of sales	393.1	359.9	781.8	740.0
Research and development	42.6	39.2	84.9	77.2
Selling and marketing	66.2	57.5	131.9	113.6
General and administrative	62.1	46.9	131.0	97.4
Amortization	22.1	20.2	43.9	40.4
Loss (gain) on asset sales	0.2	—	(1.3)	—

Total operating expenses	586.3	523.7	1,172.2	1,068.6

Operating income	91.5	99.0	173.0	181.0

Non-operating (expense) income:
Loss on early extinguishment of debt	—	—	—	(1.1)
Interest income	1.3	1.7	3.3	4.0
Interest expense	(4.6)	(6.9)	(9.3)	(13.7)
Other income	2.4	2.0	3.6	7.4

Total other expense, net	(0.9)	(3.2)	(2.4)	(3.4)

Income before income taxes	90.6	95.8	170.6	177.6
Provision for income taxes	37.6	35.5	68.5	66.7

Net income	$53.0	$60.3	$102.1	$110.9

Earnings per share:
Basic	$0.51	$0.59	$0.99	$1.08

Diluted	$0.46	$0.53	$0.89	$0.98

Weighted average shares outstanding:
Basic	103.4	102.7	103.2	102.7

Diluted	118.8	117.7	118.5	117.5

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102.1	$110.9

Reconciliation to net cash provided by operating activities:
Depreciation	47.3	44.1
Amortization	43.9	40.4
Deferred income tax provision	2.3	17.4
Provision for inventory reserve	25.2	22.2
Restricted stock and stock option compensation	9.6	9.3
Earnings on equity method investments	(4.7)	(5.8)
Loss (gain) on securities	1.1	(1.4)
Loss on early extinguishment of debt	—	1.1
(Gain) loss on asset sales	(1.3)	0.3
Other	0.6	(1.4)
Changes in assets and liabilities:
Accounts receivable, net	(51.6)	(30.1)
Inventories	(51.4)	(22.3)
Prepaid expenses and other current assets	(12.2)	7.7
Accounts payable and accrued expenses	45.8	(18.9)
Deferred revenue	13.5	(13.0)
Income taxes payable	(11.0)	5.1
Other assets	2.0	0.6

Total adjustments	59.1	55.3

Net cash provided by operating activities	161.2	166.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(26.0)	(28.9)
Acquisition of product rights	(15.5)	(0.6)
Proceeds from sale of fixed assets	3.0	—
Proceeds from sale of marketable securities	3.9	3.8
Additions to marketable securities	(3.0)	(3.7)

Net cash used in investing activities	(37.6)	(29.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and other long-term liabilities	(1.6)	(95.0)
Proceeds from issuance of short-term debt and other long-term liabilities	—	17.0
Repurchase of common stock	(2.2)	(0.1)
Proceeds from stock plans	10.1	2.2

Net cash provided by (used in) financing activities	6.3	(75.9)

Net increase in cash and cash equivalents	129.9	60.9
Cash and cash equivalents at beginning of period	507.6	204.6

Cash and cash equivalents at end of period	$637.5	$265.5

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
Merger Agreement with Arrow Group
     On June 17, 2009, the Company announced a definitive agreement (the “Acquisition Agreement”) to acquire privately held Arrow Group for cash, stock and certain contingent consideration (the “Arrow Acquisition”). The Arrow Acquisition will result in a global pharmaceutical company with over $3 billion in revenue, commercial operations in over 20 countries, and a robust product portfolio and pipeline. The Company expects the transaction to close in the second half of 2009. Under the terms of the Agreement, the Company will acquire all the outstanding shares of common stock of the Arrow Group for the following consideration:
•	A cash payment of U.S. $1.05 billion at closing of the share purchase (the “Closing”);

•	Approximately 16.9 million restricted shares of Common Stock of Watson issued at the Closing;

•	$200.0 million face amount of newly-designated non-voting Series A Preferred Stock of Watson issued at the Closing; and

•	Certain contingent payments made after the Closing based on the after-tax gross profits on sales of Atorvastatin in the United States as described in the Acquisition Agreement.
     The Company intends to fund the cash portion of the consideration by using available cash and additional borrowings. The Company is evaluating options for longer-term debt financing.

Comprehensive Income
     Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, but excluded from net income. The components of comprehensive income, including attributable income taxes, consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$53.0	$60.3	$102.1	$110.9

Other comprehensive income (loss):
Translation gains (losses)	3.3	(1.3)	2.0	(0.9)
Unrealized gain (loss) on securities, net of tax	0.3	(0.1)	0.1	(0.2)
Reclassification for losses included in net income, net of tax	—	—	1.4	—
Unrealized gain (loss) on cash flow hedge, net of tax	—	1.1	—	(0.3)

Total other comprehensive income (loss)	3.6	(0.3)	3.5	(1.4)

Total comprehensive income	$56.6	$60.0	$105.6	$109.5

Preferred and Common Stock
     As of June 30, 2009 and December 31, 2008 there were 2.5 million shares of no par value per share preferred stock authorized, with none issued. As of June 30, 2009 and December 31, 2008, there were 500.0 million shares of $0.0033 par value per share common stock authorized, with 115.2 million and 114.1 million shares issued and 105.6 million and 104.6 million outstanding, respectively. Of the issued shares, 9.6 million and 9.5 million shares were held as treasury shares as of June 30, 2009 and December 31, 2008, respectively.
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
     Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $305.4 million and $285.7 million at June 30, 2009 and December 31, 2008, respectively. Accounts payable and accrued liabilities include $45.0 million and $42.4 million at June 30, 2009 and December 31, 2008, respectively, for certain rebates and other amounts due to indirect customers.
     The following table summarizes the activity in the Company’s major categories of SRA (in millions):

			Returns and
			Other	Cash
	Chargebacks	Rebates	Allowances	Discounts	Total
Balance at December 31, 2007	$164.4	$154.3	$56.1	$12.9	$387.7
Provision related to sales in six months
ended June 30, 2008	614.9	150.8	83.3	32.9	881.9
Credits and payments	(643.5)	(167.3)	(82.6)	(33.4)	(926.8)

Balance at June 30, 2008	135.8	137.8	56.8	12.4	342.8
Provision related to sales in six months
ended December 31, 2008	609.1	158.3	96.5	34.3	898.2
Credits and payments	(624.3)	(170.3)	(83.8)	(34.4)	(912.8)

Balance at December 31, 2008	120.6	125.8	69.5	12.3	328.2
Provision related to sales in six months
ended June 30, 2009	591.2	183.7	91.2	35.5	901.6
Credits and payments	(586.7)	(180.6)	(77.6)	(34.5)	(879.4)

Balance at June 30, 2009	$125.1	$128.9	$83.1	$13.3	$350.4

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

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
EPS — basic
Net income	$53.0	$60.3	$102.1	$110.9

Basic weighted average common shares outstanding	103.4	102.7	103.2	102.7

EPS — basic	$0.51	$0.59	$0.99	$1.08

EPS — diluted
Net income	$53.0	$60.3	$102.1	$110.9
Add: Interest expense on CODES, net of tax	1.9	1.9	3.9	3.9

Net income, adjusted	$54.9	$62.2	$106.0	$114.8

Basic weighted average common shares outstanding	103.4	102.7	103.2	102.7
Effect of dilutive securities:
Conversion of CODES	14.4	14.4	14.4	14.4
Dilutive stock awards	1.0	0.6	0.9	0.5

Diluted weighted average common shares outstanding	118.8	117.7	118.5	117.5

EPS — diluted	$0.46	$0.53	$0.89	$0.98

     Stock awards to purchase 4.1 million and 6.7 million common shares for the three month periods ended June 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive. Stock awards to purchase 4.6 million and 8.5 million common shares for the six month periods ended June 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.
Share-Based Compensation
     The Company accounts for share-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values.
     As of June 30, 2009, the Company had $2.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.2 years. As of June 30, 2009, the Company had $26.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.0 years. During the six months ended June 30, 2009, the Company issued approximately 852,000 restricted stock grants with an aggregate intrinsic value of $24.0 million. No stock option grants were issued during the six months ended June 30, 2009.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company expects the adoption of SFAS 141R will have a significant impact on the Company’s condensed consolidated financial statements upon the closing of the Arrow Acquisition. In the three months ended June 30, 2009, the Company recorded acquisition expenses in the amount of $11.9 million in accordance with SFAS 141R.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company currently has no minority interests and accordingly the adoption of SFAS 160 did not have a material impact on its condensed consolidated financial statements. However, SFAS 160 may have an impact on any acquisitions we consummate after January 1, 2009.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of SFAS 165 in the quarter ended June 30, 2009 did not have a material impact on the Company’s condensed consolidated financial statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through July 31, 2009, the date the Company issued these financial statements. During this period, the Company did have a recognizable subsequent event related to the reclassification of $100.0 million in debt to current from noncurrent liabilities as a result of the amendment of the 2006 Credit Facility on July 1, 2009 (refer to NOTE 5 — DEBT for additional information). During this period, the Company did not have any material nonrecognizable subsequent events.
      In June 2008, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). SFAS 167 is a revision to FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities under FIN No. 46(R) . SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of the adoption of SFAS 167 on the Company’s condensed consolidated financial statements.

NOTE 2 — OTHER INCOME
     Other income consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Earnings on equity method investments	$2.4	$1.8	$4.7	$5.8
(Loss) gain on securities	—	—	(1.1)	1.4
Other income	—	0.2	—	0.2

	$2.4	$2.0	$3.6	$7.4

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
     Segment net revenues and segment contribution information for the Company’s Generic, Brand and Distribution segments consisted of the following (in millions):

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$393.8	$97.6	$161.3	$652.7	$344.3	$101.5	$128.0	$573.8
Other	7.4	17.7	—	25.1	32.4	16.5	—	48.9

Net revenues	401.2	115.3	161.3	677.8	376.7	118.0	128.0	622.7
Operating expenses:
Cost of sales(1)	234.1	22.0	137.0	393.1	227.6	24.4	107.9	359.9
Research and development	29.9	12.7	—	42.6	29.1	10.1	—	39.2
Selling and marketing	11.4	39.1	15.7	66.2	13.8	29.6	14.1	57.5

Contribution	$125.8	$41.5	$8.6	175.9	$106.2	$53.9	$6.0	166.1

Contibution margin	31.4%	36.0%	5.3%	26.0%	28.2%	45.7%	4.7%	26.7%

General and administrative				62.1				46.9
Amortization				22.1				20.2
Loss on asset sales				0.2				—

Operating income				$91.5				$99.0

Operating margin				13.5%				15.9%

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$789.0	$195.8	$315.0	$1,299.8	$686.7	$200.5	$272.9	$1,160.1
Other	13.9	31.5	—	45.4	56.7	32.8	—	89.5

Net revenues	802.9	227.3	315.0	1,345.2	743.4	233.3	272.9	1,249.6
Operating expenses:
Cost of sales(1)	472.6	46.2	263.0	781.8	457.3	51.9	230.8	740.0
Research and development	60.0	24.9	—	84.9	51.7	25.5	—	77.2
Selling and marketing	24.1	76.0	31.8	131.9	27.9	57.6	28.1	113.6

Contribution	$246.2	$80.2	$20.2	346.6	$206.5	$98.3	$14.0	318.8

Contibution margin	30.7%	35.3%	6.4%	25.8%	27.8%	42.1%	5.1%	25.5%

General and administrative				131.0				97.4
Amortization				43.9				40.4
Gain on asset sales				(1.3)				—

Operating income				$173.0				$181.0

Operating margin				12.9%				14.5%

(1)	Excludes amortization of acquired intangibles including product rights.
NOTE 4 — INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at June 30, 2009 and December 31, 2008 is approximately $19.2 million and $16.4 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.
     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	June 30,	December 31,
	2009	2008
Inventories:
Raw materials	$150.8	$109.1
Work-in-process	69.2	44.2
Finished goods	333.9	354.5

	553.9	507.8
Less: Inventory reserves	54.6	34.7

Inventories, net	$499.3	$473.1

NOTE 5 — DEBT
Debt consisted of the following (in millions):

	June 30,	December 31,
	2009	2008
Senior Credit Facility, due 2011, bearing interest at LIBOR plus 0.75% (“2006 Credit Facility”)	$300.0	$300.0
CODES, face amount of $575 million, due 2023, net of unamortized discount	574.8	574.7
Other notes payable	1.6	3.2

	876.4	877.9
Less: Current portion	726.4	53.2

Total long-term debt	$150.0	$824.7

Senior Credit Facility
     During the quarter ended March 31, 2009, the CODES debt was reclassified to current liabilities from long-term liabilities as it is our expectation that the Company will redeem the outstanding amount of the CODES for cash within the next 12 months. For additional information regarding the terms of the CODES, refer to “NOTE 9 — Long-Term Debt” of our Annual Report on Form 10-K for the year ended December 31, 2008. At June 30, 2009, $100.0 million of the 2006 Credit Facility was reclassified to current liabilities from long-term liabilities as the Company entered into an amendment to the 2006 Credit Facility on July 1, 2009 which, among other things, required the repayment of $100.0 million of the $250.0 million outstanding under the term facility of the 2006 Credit Facility not later than December 16, 2009.
     During the six months ended June 30, 2008, the Company made prepayments of the 2006 Credit Facility totaling $75.0 million. As a result of this pre-payment, the Company’s results for the six months ended June 30, 2008 reflect a $1.1 million charge for losses on the early extinguishment of debt. As of June 30, 2009, $300.0 million is outstanding under the 2006 Credit Facility. As indicated above, the amendment to the 2006 Credit Facility requires a $100.0 million principal payment on the term facility of the 2006 Credit Facility in 2009. The remaining amount outstanding on the 2006 Credit Facility is due November 2011.

NOTE 6 — BUSINESS RESTRUCTURING CHARGES
     During the first quarter of 2008, the Company announced efforts to reduce its cost structure through its Global Supply Chain Initiative, which includes the planned closure of manufacturing facilities in Carmel, New York, its distribution center in Brewster, New York and the transition of manufacturing to our other manufacturing locations within the U.S. and India. While the final closing date will depend on a number of factors, we anticipate the successful transition of product manufacturing and the completion of related facility rationalization activities will permit the closure of these facilities by the end of 2010. Activity related to our Global Supply Chain Initiative restructuring and facility rationalization activities for the six months ended June 30, 2009 consisted of the following:

					Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-cash	June 30,
(in millions)	2008	to Expense	Payments	Adjustments	2009
Cost of sales
Severance and retention	$13.7	$5.4	$(1.9)	$—	$17.2
Product transfer costs	0.7	6.0	(4.1)	—	2.6
Facility decommission costs	0.2	0.4	(0.2)	—	0.4
Accelerated depreciation	—	3.6	—	(3.6)	—

	14.6	15.4	(6.2)	(3.6)	20.2

Operating expenses
Research and development	0.7	1.8	(1.6)	—	0.9
Selling, general and administrative	0.8	0.6	(0.4)	—	1.0

	1.5	2.4	(2.0)	—	1.9

Total restructuring charges	$16.1	$17.8	$(8.2)	$(3.6)	$22.1

     Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities in 2009 is attributable to our Generic segment.
     Through the end of June 2009, the Company has recognized total charges of $48.2 million related to our Global Supply Chain Initiative. The Company expects to incur pre-tax costs associated with our Global Supply Chain Initiative of approximately $60.0 to $70.0 million which includes accelerated depreciation expense of $25.0 to $30.0 million, severance, retention, relocation and other employee related costs of approximately $25.0 to $30.0 million and product transfer costs of approximately $8.0 to $12.0 million.
NOTE 7 — INCOME TAXES
     The Company’s effective tax rate for the six months ended June 30, 2009 was 40.1% compared to 37.6% for the six months ended June 30, 2008. The higher effective tax rate for the six months ended June 30, 2009, as compared to the same period of the prior year, primarily reflects the impact of non-deductible transaction costs related to the Arrow Acquisition, which was partially offset by a reduction in the effective tax rate for the R&D tax credit and certain permanent differences.
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

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes represent the likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.
NOTE 8 — STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the six months ended June 30, 2009 consisted of the following (in millions):

Stockholders’ equity, December 31, 2008	$2,108.6
Common stock issued under employee plans	10.1
Increase in additional paid-in capital for share-based compensation plans	9.6
Net income	102.1
Other comprehensive loss	3.5
Tax benefit from employee stock plans	0.4
Repurchase of common stock	(2.2)

Stockholders’ equity, June 30, 2009	$2,232.1

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

     Financial assets and liabilities measured at fair value or disclosed at fair value consisted of the following (in millions):

	Fair Value Measurements as at June 30, 2009 Using:
	Total	Level 1	Level 2	Level 3
Marketable securities	$13.4	$13.4	$—	$—
Investments	0.2	0.2	—	—

	Fair Value Measurements as at December 31, 2008 Using:
	Total	Level 1	Level 2	Level 3
Marketable securities	$13.2	$13.2	$—	$—
Investments	0.2	0.2	—	—
     Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive income (loss).
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
     Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On March 23, 2009, the indirect purchaser plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. On June 22, 2009, the Supreme Court denied the petition. In the appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Riteaid, the Second Circuit heard oral argument by the parties on April 28, 2009, and advised the parties that the court had invited the United States Department of Justice to provide comments on the case. On July 6, 2009, the Department of Justice submitted a brief on the matter, expressing no opinion on the Cipro action but suggesting certain standards to evaluate “reverse payment” patent settlements. The parties’ responses to the Department of Justice’s brief are due to be filed on August 12, 2009. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Aventis”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro ®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The court hearing the case in New York has dismissed the action. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. The defendants have filed motions for summary judgment, which are scheduled to be argued to the Superior Court during the third quarter of 2009. The trial is scheduled for January 25, 2010. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.
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

     These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported average wholesale price or wholesale acquisition cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Many of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. In the case brought on behalf of the Commonwealth of Massachusetts the Court recently denied cross-motions for summary judgment. The case brought against the Company on behalf of Arizona was settled in May 2009 and was dismissed with prejudice on June 29, 2009. The case brought against the Company on behalf of Alabama was tried in June and July of 2009. At the conclusion of the trial, the jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial is scheduled for December 7, 2009. The case brought against the Company on behalf of Hawaii has been scheduled for trial in October 2009. The case brought against the Company on behalf of Kentucky has been scheduled for trial in 2010.
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
     Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In December 2002, February 2003, January 2004, January 2005, January 2006, January 2007, January-February 2008, and January 2009, respectively, the first, second, third, fourth, fifth, sixth and seventh annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 10, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. From February 20, 2007 through March 9, 2007, the FDA conducted another inspection of the facility. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection. In March 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations. The FDA conducted another inspection of the facility from October 18, 2007 through October 26, 2007. At the conclusion of the inspection, the FDA issued a Form 483 listing two observations made during the pre-approval portion of the inspection related to two pending Abbreviated New Drug Applications (“ANDAs”). No formal observations were made concerning the Company’s compliance with cGMP. The FDA conducted another inspection of the facility from June 16, 2008 through July 1, 2008. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and/or cash flows.
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
     Androgel ® Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleges that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company. The complaint alleges violation of federal and state antitrust and consumer protection laws and seeks equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants. (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et.

al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On February 27, 2009, the defendants (including the Company) filed motions to transfer all of the actions pending in the United States District Court for the Central District of California to the United States District Court for the Northern District of Georgia. On April 8, 2009, the Court granted the defendants’ motion to transfer and transferred the cases to the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. On July 17, 2009, the judge presiding over the Federal Trade Commission action and the private actions in the Northern District of Georgia denied the Federal Trade Commission’s motion for a stay of the proceedings and vacated a previously entered stay in the private actions. On July 20, 2009, the defendants (including the Company) filed motions to dismiss the Federal Trade Commission action. On March 31, April 17, and April 21, 2009, additional actions alleging similar claims were filed in the United States District Court for the District of New Jersey (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., Civ. No. 09-1900). These actions purport to assert similar claims on behalf of various class representatives. On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On May 8, 2009, the defendants (including the Company) filed motions to transfer all of the actions pending in the United States District Court for the District of New Jersey to the Northern District of Georgia. On June 2, 2009, a District of New Jersey magistrate judge granted the defendants’ motion to transfer, and denied the plaintiffs’ motion for reconsideration of that decision on June 24, 2009. On July 13, 2009, the plaintiffs appealed the magistrate judge’s decision transferring the cases to the district court judge. On April 8, 2009, the Stephen L. LaFrance plaintiffs filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. The Judicial Panel on Multidistrict Litigation denied the motion as moot on June 5, 2009, and denied the Stephen L. LaFrance plaintiffs’ motion for reconsideration of that decision on June 8, 2009. On May 19, 2009, an additional action alleging similar claims was filed in the District of Minnesota (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., Civ. No. 09-1168). This action purports to assert similar claims on behalf of a putative class of indirect purchasers of AndroGel®. On June 10, 2009, the defendants (including the Company) filed a motion to transfer the United Food and Commercial Workers action to the Northern District of Georgia. On July 16, 2009, the District of Minnesota court ordered a sixty day stay on the briefing for this motion. On June 11, 2009, the United Food and Commercial Workers plaintiff filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On June 17 and 29, 2009, two additional actions alleging similar claims were filed in the Middle District of Pennsylvania (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., Civ. No. 09-1153, and Walgreen Co., et al. v. Unimed Pharms., Inc., et al., Civ. No. 09-1240), by plaintiffs purporting to be direct purchasers of AndroGel®. On June 22, 2009, the Rite Aid plaintiffs filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On July 22, 2009, the defendants (including the Company) filed motions to transfer the Rite Aid and Walgreen actions from the Middle District of Pennsylvania to the Northern District of Georgia. All of these lawsuits are at the pleading stages, and additional actions are anticipated. The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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
     Ferrlecit®. On March 28, 2008, we received a notice from Aventis contending that the distribution agreement for Ferrlecit ® between certain affiliates of Aventis and the Company expires on February 18, 2009. The letter also acknowledged the Company’s position that the distribution agreement expires on December 31, 2009, and requested to conduct an expedited arbitration proceeding to resolve the dispute. On April 9, 2008, the Company responded to Aventis, agreeing to arbitrate the disputes related to Ferrlecit ® on an expedited basis. The arbitration was conducted in April 2009 and the arbitration panel issued its decision on May 18, 2009, finding that the distribution agreement for Ferrlecit® expires on December 31, 2009, and affirming the Company’s right to continue to distribute Ferrlecit until the end of 2009. The Company does not expect to extend the distribution agreement for Ferrlecit® beyond the end of 2009.
     Oxytrol® Litigation. (Watson Laboratories, Inc. v. Barr Laboratories, Inc., et al. Case No. 08-793) In September 2008, the Company received a notice letter from Barr Laboratories, Inc. (“Barr Labs”) stating that Barr Labs had filed an ANDA with the FDA seeking approval of a generic version of the Company’s Oxytrol (oxybutynin transdermal system) product. Barr Labs’ notice letter included a certification under the Hatch- Waxman Act contending that patents listed in the FDA Orange Book for the Company’s Oxytrol product are invalid or not infringed by Barr Labs’ ANDA. On October 23, 2008, the Company’s subsidiary, Watson Laboratories, Inc., filed suit against Barr Labs and its parent company, Barr, in the United States District Court for the District of Delaware, alleging that Barr Labs’ generic version of Oxytrol infringes the Company’s patents. Under applicable law, the filing of the lawsuit stays any FDA approval of Barr Labs’ ANDA until the earlier of a District Court judgment in Barr Labs’ favor, or thirty months from the date the Company received Barr Labs’ notice letter. The Company believes it has substantial, meritorious claims against Barr Labs. However, if Barr Labs succeeds in obtaining final FDA approval of a generic version of Oxytrol and commences sales of its product, the Company’s business, results of operations, financial condition and cash flows could be materially adversely affected.

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
     On June 17, 2009, the Company announced a definitive agreement (the “Acquisition Agreement”) to acquire privately held Arrow Group for cash, stock and certain contingent consideration (the “Arrow Acquisition”). The Arrow Acquisition will result in a global pharmaceutical company with over $3 billion in revenue, commercial operations in over 20 countries, and a robust product portfolio and pipeline. The Company expects the transaction to close in the second half of 2009. Under the terms of the Agreement, the Company will acquire all the outstanding shares of common stock of the Arrow Group for the following consideration:
•	A cash payment of U.S. $1.05 billion at closing of the share purchase (the “Closing”);

•	Approximately 16.9 million restricted shares of Common Stock of Watson issued at the Closing;

•	$200.0 million face amount of newly-designated non-voting Series A Preferred Stock of Watson issued at the Closing; and

•	Certain contingent payments made after the Closing based on the after-tax gross profits on sales of Atorvastatin in the United States as described in the Acquisition Agreement.
     The Company intends to fund the cash portion of the consideration by using available cash and additional borrowings. The Company is evaluating options for longer-term debt financing. The following discussion does not include or incorporate the anticipated impact of the Arrow Acquisition on our business, results of operations, financial condition, cash flows or expectations for the remainder of 2009.
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
     The Company evaluates segment performance based on segment net revenues, net revenues less cost of sales and contribution. Segment contribution represents segment net revenues less cost of sales, direct R&D expenses and selling and marketing expenses. The Company has not allocated corporate general and administrative expenses or amortization as such information has not been used by management, or has not been accounted for at the segment level.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$393.8	$97.6	$161.3	$652.7	$344.3	$101.5	$128.0	$573.8
Other	7.4	17.7	—	25.1	32.4	16.5	—	48.9

Net revenues	401.2	115.3	161.3	677.8	376.7	118.0	128.0	622.7
Operating expenses:
Cost of sales(1)	234.1	22.0	137.0	393.1	227.6	24.4	107.9	359.9
Research and development	29.9	12.7	—	42.6	29.1	10.1	—	39.2
Selling and marketing	11.4	39.1	15.7	66.2	13.8	29.6	14.1	57.5

Contribution	$125.8	$41.5	$8.6	175.9	$106.2	$53.9	$6.0	166.1

Contibution margin	31.4%	36.0%	5.3%	26.0%	28.2%	45.7%	4.7%	26.7%

General and administrative				62.1				46.9
Amortization				22.1				20.2
Loss on asset sales				0.2				—

Operating income				$91.5				$99.0

Operating margin				13.5%				15.9%

(1)	Excludes amortization of acquired intangibles including product rights.

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
     Net revenues from our Generic segment for the three months ended June 30, 2009 increased 6.5% or $24.5 million to $401.2 million compared to net revenues of $376.7 million from the prior year period. This increase in net revenues was mainly attributable to new product launches and products acquired subsequent to the second quarter of 2008 ($58.6 million) offset in part by a decrease in other revenue ($25.0 million) and a decrease in sales of certain oral contraceptives.
     The significant portion of the decrease in other revenues in the three months ended June 30, 2009 for the Generic segment was related to the recognition of a $15.0 million milestone obligation in the prior year quarter for a 1999 Schein Pharmaceutical, Inc. (“Schein”) litigation settlement with Barr Pharmaceuticals, Inc. (“Barr”) related to Cenestin. Other revenues also declined $6.5 million compared to the prior year quarter due to reduced royalties on sales by Sandoz, Inc. of metoprolol succinate 50 mg extended release tablets and reduced royalties on sales by GlaxoSmithKline of Wellbutrin XL® 150 mg. Sales of metoprolol succinate 50 mg declined as Sandoz, Inc. ceased shipping the product in the fourth quarter of 2008 and it is uncertain when sales will resume. Sales of Wellbutrin XL® 150 mg declined due to increased competition.
Cost of Sales
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
     Cost of sales for our Generic segment increased 2.9% or $6.5 million to $234.1 million in the three months ended June 30, 2009 compared to $227.6 million in the prior year quarter. The increase in cost of sales was primarily due to increased product sales in the current year period partially offset by manufacturing efficiencies as a result of the implementation of our Global Supply Chain Initiative and lower unit manufacturing costs due to higher manufacturing volumes at certain manufacturing sites.

Research and Development Expenses
     Generic segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with the development of our products.
     Generic segment R&D expenses increased 2.7% or $0.8 million to $29.9 million in the three months ended June 30, 2009 compared to $29.1 million in the prior year quarter due to higher R&D costs in India.
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs.
     Generic segment selling and marketing expenses decreased 17.8% or $2.4 million to $11.4 million in the three months ended June 30, 2009 compared to $13.8 million in the prior year period due primarily to cost savings as a result of the implementation of our Global Supply Chain Initiative.
Brand Segment
Net Revenues
     Our brand pharmaceutical business develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology/Medical.
     Our Specialty Products product line includes urology products such as, GelniqueTM, RapafloTM and Trelstar® and a number of non-promoted products.
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
     Net revenues from our Brand segment for the three months ended June 30, 2009 decreased 2.3% or $2.7 million to $115.3 million compared to net revenues of $118.0 million in the prior year period. The decrease was primarily attributable to lower sales within the Nephrology/Medical product line ($12.5 million) which was partially offset by higher sales within the Specialty Products product line ($8.6 million) and higher other revenues ($1.2 million).
     The Nephrology/Medical product line experienced declines in sales of both INFeD® and Ferrlecit® during the current year quarter. Lower sales of INFeD® resulted from a supply interruption of INFeD®’s API which is available from only one source. We resumed shipments of INFeD® in July 2009. Lower sales of Ferrlecit® resulted from changes in customer buying patterns compared to the prior year quarter and due to a customer transitioning to a competing product in the current year quarter. Further declines in sales to this customer are anticipated until December 31, 2009 at which time our distribution rights for Ferrlecit® terminate. The increase within the Specialty Products product line primarily related to the launch of RapafloTM and GelniqueTM during the current year quarter.

Cost of Sales
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
     Cost of sales for our Brand segment decreased 10.0% or $2.4 million to $22.0 million in the three months ended June 30, 2009 compared to $24.4 million in the prior year period. The decrease in cost of sales was due to lower product sales in the current year period and lower unit manufacturing costs due to higher manufacturing volumes at certain of our manufacturing sites.
Research and Development Expenses
     Brand segment R&D expenses consist predominantly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.
     Brand segment R&D expenses increased 25.4% or $2.6 million to $12.7 million in the three months ended June 30, 2009 compared to $10.1 million in the prior year period primarily due to increased clinical spending.
Selling and Marketing Expenses
     Brand segment selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.
     Brand segment selling and marketing expenses increased 32.3% or $9.5 million to $39.1 million in the three months ended June 30, 2009 as compared to $29.6 million in the prior year period primarily related to increased product promotion, field force and marketing costs to support launch activities related to RapafloTM and GelniqueTM.
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
     Net revenues from our Distribution segment for the three months ended June 30, 2009 increased 26.1% or $33.3 million to $161.3 million compared to net revenues of $128.0 million in the prior year period primarily due to an increase in net revenues from new products launched during the second quarter of 2009 ($23.1 million) and higher levels of sales in the brand product category in the current year quarter.
Cost of Sales
     Cost of sales for our Distribution segment increased 27.0% or $29.1 million to $137.0 million in the three months ended June 30, 2009 compared to $107.9 million in the prior year period. Distribution segment cost of sales increased in the current quarter due to increased sales levels.

Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.
     Distribution segment selling and marketing expenses increased 11.7% or $1.6 million to $15.7 million in the three months ended June 30, 2009 as compared to $14.1 million in the prior year period primarily related to higher staffing levels.
Segment Contribution

	Three Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Segment contribution
Generic	$125.8	$106.2	$19.6	18.5%
Brand	41.5	53.9	(12.4)	(23.0)%
Distribution	8.6	6.0	2.6	43.3%

	$175.9	$166.1	$9.8	5.9%

as % of net revenues	26.0%	26.7%
     For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and “NOTE 3 — OPERATING SEGMENTS” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
Corporate General and Administrative Expenses

	Three Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Corporate general and administrative expenses	$62.1	$46.9	$15.2	32.4%
as a % of net revenues	9.2%	7.5%
     Corporate general and administrative expenses consists mainly of the cost of personnel, facilities, insurance, professional services and litigation, which is general in nature and not directly related to specific segment operations.
     Corporate general and administrative expenses increased during the three months ended June 30, 2009 primarily due to acquisition costs incurred in the current period ($11.9 million) and higher litigation expenses ($3.1 million).
Amortization

	Three Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Amortization	$22.1	$20.2	$1.9	9.4%
as a % of net revenues	3.3%	3.2%
     The Company’s amortizable assets consist primarily of acquired product rights. For the three months ended June 30, 2009 amortization expense increased $1.9 million primarily as a result of the amortization of product rights the Company acquired in the fourth quarter of 2008 as a result of the merger between Teva Pharmaceutical Industries, Ltd. (“Teva”) and Barr.

Loss on Asset Sales

	Three Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Loss on asset sales	$0.2	$—	$0.2	100.0%
as a % of net revenues	0.0%	0.0%
     In the three months ended June 30, 2009, we recognized a $0.2 million loss on the disposal of certain property and equipment related to our business restructuring and facility rationalization activities.
Interest Income

	Three Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Interest income	$1.3	$1.7	$(0.4)	(23.5)%
as a % of net revenues	0.2%	0.3%
     Interest income decreased for the three months ended June 30, 2009 due to a decrease in interest rates over the prior year period.
Interest Expense

	Three Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Interest expense — Senior Credit Facility due 2011 (“2006 Credit Facility”)	$1.3	$3.7	$(2.4)
Interest expense — convertible contingent senior debentures due 2023 (“CODES”)	3.2	3.2	—
Interest expense — other	0.1	—	0.1

Interest expense	$4.6	$6.9	$(2.3)	(33.3)%

as a % of net revenues	0.7%	1.1%
     Interest expense decreased for the three months ended June 30, 2009 due to reduced LIBOR rates of interest on the 2006 Credit Facility during the current year period.

Other Income

	Three Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Earnings on equity method investments	$2.4	$1.8	$0.6
Other income	—	0.2	(0.2)

	$2.4	$2.0	$0.4	20.0%

as a % of net revenues	0.4%	0.3%
Earnings on Equity Method Investments
     The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. Earnings on equity method investments primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”).
     Scinopharm results for the three months ended June 30, 2009 were higher than the prior year period due to favorable product mix in the current year quarter.
Provision for Income Taxes

	Three Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Provision for income taxes	$37.6	$35.5	$2.1	5.9%

Effective tax rate	41.5%	37.1%
     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes, non-deductible transaction costs and other factors which, combined, increases the effective tax rate.
     The higher effective tax rate for the three months ended June 30, 2009, as compared to the same period of the prior year, primarily reflects the impact of non-deductible transaction costs related to the Arrow Acquisition (5.0%), which was partially offset by a reduction in the effective tax rate for the R&D tax credit and certain permanent differences (0.6%).

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$789.0	$195.8	$315.0	$1,299.8	$686.7	$200.5	$272.9	$1,160.1
Other	13.9	31.5	—	45.4	56.7	32.8	—	89.5

Net revenues	802.9	227.3	315.0	1,345.2	743.4	233.3	272.9	1,249.6
Operating expenses:
Cost of sales(1)	472.6	46.2	263.0	781.8	457.3	51.9	230.8	740.0
Research and development	60.0	24.9	—	84.9	51.7	25.5	—	77.2
Selling and marketing	24.1	76.0	31.8	131.9	27.9	57.6	28.1	113.6

Contribution	$246.2	$80.2	$20.2	346.6	$206.5	$98.3	$14.0	318.8

Contibution margin	30.7%	35.3%	6.4%	25.8%	27.8%	42.1%	5.1%	25.5%

General and administrative				131.0				97.4
Amortization				43.9				40.4
Gain on asset sales				(1.3)				—

Operating income				$173.0				$181.0

Operating margin				12.9%				14.5%

(1)	Excludes amortization of acquired intangibles including product rights.
Generic Segment
Net Revenues
     Net revenues from our Generic segment for the six months ended June 30, 2009 increased 8.0% or $59.4 million to $802.8 million compared to net revenues of $743.4 million from the prior year period. This increase in sales was mainly attributable to new product launches and products acquired subsequent to the second quarter of 2008 ($115.5 million) offset in part by a decrease in other revenue ($42.8 million) and a decrease in sales of alendronate sodium tablets due to increased competition.
     Of the $42.8 million decrease in other revenue, there was a $22.2 million decline in other revenues compared to the prior year period due to reduced royalties on sales by Sandoz, Inc. of metoprolol succinate 50 mg extended release tablets and reduced royalties on sales by GlaxoSmithKline of Wellbutrin XL® 150 mg. Sales of metoprolol succinate 50 mg declined as Sandoz, Inc. ceased shipping the product in the fourth quarter of 2008 and it is uncertain when sales will resume. Sales of Wellbutrin XL® 150 mg declined due to increased competition. Other revenues also declined as the prior year period recognized a $15.0 million milestone obligation for a 1999 Schein litigation settlement with Barr related to Cenestin.
Cost of Sales
     Cost of sales for our Generic segment increased 3.3% or $15.3 million to $472.6 million in the six months ended June 30, 2009 compared to $457.3 million in the prior year period. The increase in cost of sales was primarily due to higher product sales in the current year period partially offset by manufacturing efficiencies as a result of the implementation of our Global Supply Chain Initiative and higher manufacturing volumes at certain of our manufacturing sites.

Research and Development Expenses
     Generic segment R&D expenses increased 15.9% or $8.3 million to $60.0 million in the six months ended June 30, 2009 compared to $51.7 million in the prior year period due to higher biostudy and test chemical costs ($7.9 million) and increased R&D activities in India.
Selling and Marketing Expenses
     Generic segment selling and marketing expenses decreased 13.6% or $3.8 million to $24.1 million in the six months ended June 30, 2009 compared to $27.9 million in the prior year period due primarily to cost savings as a result of the implementation of our Global Supply Chain Initiative.
Brand Segment
Net Revenues
     Net revenues from our Brand segment for the six months ended June 30, 2009 decreased 2.6% or $6.0 million to $227.3 million compared to net revenues of $233.3 million in the prior year period. The decrease was primarily attributable to lower sales within the Nephrology/Medical product line ($14.3 million) which was partially offset by higher sales within the Specialty Products product line ($9.6 million).
     The Nephrology/Medical product line experienced declines in sales of both INFeD® and Ferrlecit® during the current year period. Lower sales of INFeD® resulted from a supply interruption of INFeD®’s API which is available from only one source. We resumed shipments of INFeD® in July 2009. Lower sales of Ferrlecit® resulted from changes in customer buying patterns compared to the prior year period and due to a customer transitioning to a competing product during the current year period. The increase within the Specialty Products product line primarily related to the launch of RapafloTM and GelniqueTM and higher sales of certain non-promoted products in the current year period.
Cost of Sales
     Cost of sales for our Brand segment decreased 11.0% or $5.7 million to $46.2 million in the six months ended June 30, 2009 compared to $51.9 million in the prior year period. The decrease in cost of sales was primarily due to lower product sales in the current year period and lower unit manufacturing costs due to higher manufacturing volumes at certain manufacturing sites.
Research and Development Expenses
     Brand segment R&D expenses decreased 2.3% or $0.6 million to $24.9 million in the six months ended June 30, 2009 compared to $25.5 million in the prior year period.
Selling and Marketing Expenses
     Brand segment selling and marketing expenses increased 32.0% or $18.4 million to $76.0 million in the six months ended June 30, 2009 as compared to $57.6 million in the prior year period primarily related to increased product promotion, field force and marketing costs to support launch activities related to RapafloTM and GelniqueTM.

Distribution Segment
Net Revenues
     Net revenues from our Distribution segment for the six months ended June 30, 2009 increased 15.4% or $42.1 million to $315.0 million compared to net revenues of $272.9 million in the prior year period. The increase was primarily attributable to an increase in net revenues from new products launched after the second quarter of 2008 ($56.2 million) and higher levels of sales in the brand product category ($23.5 million) which was partially offset by lower levels of sales in the current period from price erosion and volume decreases ($38.4 million).
Cost of Sales
     Cost of sales for our Distribution segment increased 14.0% or $32.2 million to $263.0 million in the six months ended June 30, 2009 compared to $230.8 million in the prior year period. Distribution segment cost of sales increased in the current year period due to increased sales levels.
Selling and Marketing Expenses
     Distribution segment selling and marketing expenses increased 13.1% or $3.7 million to $31.8 million in the six months ended June 30, 2009 as compared to $28.1 million in the prior year period primarily related to higher freight costs ($1.0 million) and higher payroll costs ($2.6 million).
Segment Contribution

	Six Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Segment contribution
Generic	$246.2	$206.5	$39.7	19.2%
Brand	80.2	98.3	(18.1)	(18.4)%
Distribution	20.2	14.0	6.2	44.3%

	$346.6	$318.8	$27.8	8.7%

as % of net revenues	25.8%	25.5%
     For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and “NOTE 3 — OPERATING SEGMENTS” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
Corporate General and Administrative Expenses

	Six Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Corporate general and administrative expenses	$131.0	$97.4	$33.6	34.5%
as a % of net revenues	9.7%	7.8%
     Corporate general and administrative expenses increased during the six months ended June 30, 2009 due to a legal settlement of a patent dispute with Elan Corporation, Plc during the current year period ($18.0 million) and due to acquisition costs incurred in the current period ($11.9 million).

Amortization

	Six Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Amortization	$43.9	$40.4	$3.5	8.7%
as a % of net revenues	3.3%	3.2%
     For the six months ended June 30, 2009 amortization expense increased $3.5 million primarily as a result of the amortization of product rights the Company acquired in the fourth quarter of 2008 as a result of the merger between Teva and Barr.
Gain on Asset Sales

	Six Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Gain on asset sales	$1.3	$—	$1.3	100.0%
as a % of net revenues	0.1%	0.0%
     In January 2009, we recognized a $1.5 million gain on the sale of certain property and equipment in Dombivli, India for cash consideration of $3.0 million.
Loss on Early Extinguishment of Debt

	Six Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Loss on early extinguishment of debt	$—	$1.1	$(1.1)	(100.0)%
as a % of net revenues	0.0%	0.1%
     In November 2006, we entered into the 2006 Credit Facility in connection with the acquisition of the Andrx Corporation.
     During the period ended June 30, 2008, the Company prepaid $75.0 million of outstanding debt on the 2006 Credit Facility. As a result of this prepayment, our results for the period ended June 30, 2008 reflect debt repurchase charges of $1.1 million which consist of unamortized debt issue costs associated with the repurchased amount.

Interest Income

	Six Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Interest income	$3.3	$4.0	$(0.7)	(17.5)%
as a % of net revenues	0.2%	0.3%
     Interest income decreased for the six months ended June 30, 2009 due to a decrease in interest rates over the prior year period.
Interest Expense

	Six Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Interest expense — 2006 Credit Facility	$2.8	$7.6	$(4.8)
Interest expense — CODES	6.4	6.3	0.1
Interest expense — other	0.1	(0.2)	0.3

Interest expense	$9.3	$13.7	$(4.4)	(32.1)%

as a % of net revenues	0.7%	1.1%
     Interest expense decreased for the six months ended June 30, 2009 due to reduced LIBOR rates of interest on the 2006 Credit Facility during the current year period.
Other Income

	Six Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Earnings on equity method investments	$4.7	$5.8	$(1.1)
(Loss) gain on securities	(1.1)	1.4	(2.5)
Other income	—	0.2	(0.2)

	$3.6	$7.4	$(3.8)	(51.4)%

as a % of net revenues	0.3%	0.6%
Earnings on Equity Method Investments
     Scinopharm results for the six months ended June 30, 2008 were higher than the current year period due to product launches at the beginning of 2008.
(Loss) Gain on Securities
     In the six months ended June 30, 2009 the Company recorded an other-than-temporary impairment charge of $2.2 million related to our investment in common shares of inVentiv Health, Inc. (“inVentiv”) as the fair value of our investment fell below our carrying value for a six-month period. This loss was partially offset by the receipt of cash proceeds of $1.1 million as additional consideration on the sale of our investment in Adheris, Inc.
     In the six months ended June 30, 2008 the Company received common shares of inVentiv and cash as additional proceeds on our sale of our investment in Adheris, Inc. which was recorded as a gain on securities.
Provision for Income Taxes

	Six Months Ended June 30,		Change
($ in millions):	2009	2008	Dollars	%
Provision for income taxes	$68.5	$66.7	$1.8	2.7%
Effective tax rate	40.1%	37.6%
     The higher effective tax rate for the six months ended June 30, 2009, as compared to the same period of the prior year, primarily reflects the impact of non-deductible transaction costs related to the Arrow Acquisition (2.6%), which was partially offset by a reduction in the effective tax rate for the R&D tax credit and certain permanent differences (0.1%).
Liquidity and Capital Resources
Working Capital Position
     Working capital at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30,	December 31,	Increase
($ in millions):	2009	2008	(Decrease)
Current Assets:
Cash and cash equivalents	$637.5	$507.6	$129.9
Marketable securities	13.4	13.2	0.2
Accounts receivable, net of allowances	356.6	305.0	51.6
Inventories	499.3	473.1	26.2
Other	181.7	159.5	22.2

Total current assets	1,688.5	1,458.4	230.1

Current liabilities:
Accounts payable and accrued expenses	427.1	381.3	45.8
Short-term debt and current portion of long-term debt	726.4	53.2	673.2
Other	37.1	47.5	(10.4)

Total current liabilities	1,190.6	482.0	708.6

Working Capital	$497.9	$976.4	$(478.5)

Current Ratio	1.42	3.03

     Watson’s primary source of liquidity is cash from operations. Net working capital at June 30, 2009 was $497.9 million, compared to $976.4 million at December 31, 2008. The decline in working capital was due to a reclassification of debt from long-term to current. During the quarter ended March 31, 2009, the CODES debt was reclassified to current liabilities from long-term liabilities as it is our expectation that the Company will redeem the outstanding amount of the CODES for cash within the next 12 months. At June 30, 2009, $100.0 million of the 2006 Credit Facility was reclassified to current liabilities from long-term liabilities as the Company entered into an amendment to the 2006 Credit Facility on July 1, 2009 which, among other things, required the repayment of $100.0 million of the $250.0 million outstanding under the term facility of the 2006 Credit Facility not later than December 16, 2009.
     The Company announced the Arrow Acquisition on June 17, 2009. The Company intends to fund the cash portion of the consideration by using available cash and additional borrowings. The Company is evaluating options for longer-term debt financing.
     We expect that 2009 cash flows from operating activities will continue to exceed net income. In addition, management expects that cash flows from operating activities, available credit lines, available cash balances and additional borrowings will fund our operating liquidity needs, our debt repurchase obligations and our Arrow Acquisition obligations within the next year.
Cash Flows from Operations
     Summarized cash flow from operations is as follows:

	Six months ended June 30,
($ in millions):	2009	2008
Net cash provided by operating activities	$161.2	$166.2
     Cash flows from operations represent net income adjusted for certain operations related non-cash items and changes in certain assets and liabilities. For the six months ended June 30, 2009, cash provided by operating activities was $161.2 million, compared to $166.2 million in the six months ended June 30, 2008. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation.
Investing Cash Flows
     Our cash flows from investing activities are summarized as follows:

	Six months ended June 30,
($ in millions):	2009	2008
Net cash used in investing activities	$37.6	$29.4
     Investing cash flows consist primarily of expenditures related to capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. Net cash used in investing activities for the six months ended June 30, 2009 was relatively unchanged from 2008 levels.
Financing Cash Flows
     Our cash flows from financing activities are summarized as follows:

	Six months ended June 30,
($ in millions):	2009	2008
Net cash provided by (used in) financing activities	$6.3	$(75.9)
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock awards. For the six months ended June 30, 2009, net cash provided by financing activities was $6.3 million compared to $75.9 million used in financing activities during the six months ended June 30, 2008. Cash used in financing activities in the prior year period primarily related to a $75.0 million prepayment of the 2006 Credit Facility. Cash provided by financing activities in the six months ended June 30, 2009 primarily related to proceeds received from stock option exercises.
Debt and Borrowing Capacity
     Our outstanding debt obligations are summarized as follows:

	June 30,	December 31,	Increase
($ in millions):	2009	2008	(Decrease)
Short-term debt and current portion of long-term debt	$726.4	$53.2	$673.2
Long-term debt	150.0	824.7	(674.7)

Total debt	$876.4	$877.9	$(1.5)

Debt to capital ratio	28.2%	29.4%
     During the quarter ended March 31, 2009, the CODES debt was reclassified to current liabilities from long-term liabilities as it is our current expectation that the Company will redeem the outstanding amount of the CODES for cash within the next 12 months. At June 30, 2009, $100.0 million of the 2006 Credit Facility was reclassified to current liabilities from long-term liabilities as the Company entered into an amendment to the 2006 Credit Facility which, among other things, required the repayment of $100.0 million of the $250.0 million outstanding under the term facility of the 2006 Credit Facility not later than December 16, 2009.
     During the quarter ended March 31, 2008, we prepaid $75.0 million of the amount outstanding under the 2006 Credit Facility. As a result of this prepayment, our results for the first quarter of 2008 reflect a $1.1 million debt repurchase charge. As of June 30, 2009, $50.0 million was outstanding on the revolving credit facility and $250.0 million was outstanding on the senior term loan facility of the 2006 Credit Facility. As indicated above, the amendment to the 2006 Credit Facility requires a $100.0 million principal payment on the term facility of the 2006 Credit Facility in 2009. The remaining amount outstanding on the 2006 Credit Facility is due November 2011.
     Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of June 30, 2009, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.56 billion;

•	maintenance of a maximum leverage ratio not greater than 2.75 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At June 30, 2009, our net worth was $2.23 billion, and our leverage ratio was 1.45 to 1.0. Our interest coverage ratio for the three months ended June 30, 2009 was 25.3 to 1.0.
     Under the 2006 Credit Facility, interest coverage ratio, with respect to any financial covenant period, is defined as the ratio of EBITDA for such period to interest expense for such period. The leverage ratio, for any financial covenant period, is defined as the ratio of the outstanding principal amount of funded debt for the borrower and its subsidiaries at the end of such period, to EBITDA for such period. EBITDA under the 2006 Credit Facility, for any covenant period, is defined as net income plus (1) depreciation and amortization, (2) interest expense, (3) provision for income taxes, (4) extraordinary or unusual losses, (5) non-cash portion of nonrecurring losses and charges, (6) other non-operating, non-cash losses, (7) minority interest expense in respect of equity holdings in affiliates, (8) non-cash expenses relating to stock-based compensation expense and

(9) any one-time charges related to the acquisition of the Andrx Corporation; minus (1) extraordinary gains, (2) interest income and (3) other non-operating, non-cash income.
Long-term Obligations
     At June 30, 2009, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the period ended December 31, 2008 apart from the amendment to the 2006 Credit Facility which requires a $100.0 million principal payment on the term facility of the 2006 Credit Facility in 2009. This amount was previously listed as being due within 1 to 3 years in the December 31, 2008 Long-term Obligations table.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”) which replaces SFAS No. 141, “Business Combinations”. SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company expects the adoption of SFAS 141R will have a significant impact on the Company’s condensed consolidated financial statements upon the closing of the Arrow Acquisition. In the three months ended June 30, 2009, the Company recorded acquisition expenses in the amount of $11.9 million in accordance with SFAS 141R.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company currently has no minority interests and accordingly the adoption of SFAS 160 did not have a material impact on our condensed consolidated financial statements. However, SFAS 160 may have an impact on any acquisitions we consummate after January 1, 2009.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of SFAS 165 in the quarter ended June 30, 2009 did not have a material impact on the Company’s condensed consolidated financial statements. The Company evaluated all events or transactions that occurred after June 30, 2009 up through July 31, 2009, the date the Company issued these financial statements. During this period, the Company did have a recognizable subsequent event related to the reclassification of $100.0 million in debt to current from noncurrent liabilities as a result of the amendment of the 2006 Credit Facility on July 1, 2009 (refer to NOTE 5 — DEBT for additional information). During this period, the Company did not have any material nonrecognizable subsequent events.
      In June 2008, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). SFAS 167 is a revision to FIN No. 46(R), “Consolidation of Variable Interest Entities,” and amends the consolidation guidance for variable interest entities under FIN No. 46(R) . SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of the adoption of SFAS 167 on the Company’s condensed consolidated financial statements.
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
Investment Risk
     As of June 30, 2009, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $67.8 million. Of this amount, we had equity-method investments of $66.3 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $1.3 million (included in marketable securities and investments and other assets).
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
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on June 30, 2009. As of June 30, 2009, the fair value of our CODES was $7.0 million less than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
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
     There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development of new competitive products or generics by others;

•	the timing and receipt of approvals by U.S. Food and Drug Administration (“FDA”) and other regulatory authorities;

•	the failure to obtain, delay in obtaining or restrictions or limitation on approvals from the FDA or other foreign regulatory authorities;

•	difficulties or delays in resolving FDA-observed deficiencies at our manufacturing facilities, which could delay our ability to obtain approvals of pending FDA product applications;

•	delays or failures in clinical trials that affect our ability to achieve FDA approvals or approvals from other foreign regulatory authorities;

•	serious or unexpected health or safety concerns with our products or product candidates;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes that affect newly developed or newly acquired products;

•	changes in laws and regulations concerning coverage and reimbursement of pharmaceutical products, including changes to Medicare, Medicaid, and other healthcare similar state programs;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	the effect of economic changes in hurricane and other natural disaster-affected areas;

•	the impact of third party patents and other intellectual property rights which we may be found to infringe, or may be required to license, and the potential damages or other costs we may be required to pay as a result of a finding that we infringe such intellectual property rights or a decision that we are required to obtain a license to such intellectual property rights;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	our ability to successfully integrate and commercialize the products, technologies and businesses we acquire or license, as applicable;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	disposition of our primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	changes in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	our level of R&D activities;

•	impairment or write-down of investments;

•	costs and outcomes of any tax audits or any litigation involving intellectual property, customers or other issues; and

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations.
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
     Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:
•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

•	failure to receive requisite regulatory approvals for such products in a timely manner or at all;

•	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;

•	developing and commercializing a new product is time consuming, costly and subject to numerous factors, including legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

•	experiencing delays or unanticipated costs; and

•	commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of the off-patent product by up to 30 months.
     As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. Additionally, we face heightened risks in connection with our development of extended release or controlled release generic products because of the technical difficulties and regulatory requirements related to such products. If any of our products are not timely approved or, when acquired or developed and approved, cannot be successfully or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.
Our brand pharmaceutical expenditures may not result in commercially successful products.
     Developing and commercializing brand pharmaceutical products is generally more costly than generic products. In the future, we anticipate continuing our product development expenditures for our Brand business segment. For example in November 2008, the FDA accepted for filing a New Drug Application (“NDA”) for a six month formulation of our Trelstar® (triptorelin for injection) product for prostate cancer and its review is ongoing. We cannot be sure these or other business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.
Loss of revenues from Ferrlecit®, a significant product, could have a material adverse effect on our results of operations, financial condition and cash flows.
     In 2008, Ferrlecit® accounted for approximately 12% of our gross profit. We lost regulatory exclusivity on our Ferrlecit® product in 2004 and, as a result generic applicants became eligible to submit Abbreviated New Drug Applications (“ANDAs”) for Ferrlecit®. In 2004 we submitted Citizen Petitions to the FDA requesting that the FDA not approve any ANDA for a generic version of Ferrlecit® until certain manufacturing, physiochemical and safety and efficacy criteria are satisfied, and requesting that the FDA refuse to accept for substantive review any ANDA referencing Ferrlecit® until the FDA establishes guidelines for determining whether the generic product is the same complex as Ferrlecit®. Additionally, in October 2006, we submitted a supplement to our Citizen Petition, reiterating our request for the FDA to establish guidelines for determining what data are needed to prove that generic formulations of Ferrlecit® contain the same active complex as Ferrlecit®. However, we cannot predict whether the FDA will grant or deny our Citizen Petitions or when it may take such action. Accordingly, it is possible that Ferrlecit could face generic competition before our distribution rights expire at the end of 2009.
     In July 2009 we entered into an exclusive license and marketing agreement with Generamedix, Inc. for a generic version of Ferrlecit ® . Generamedix currently has an abbreviated new drug application pending with the FDA. Like Ferrlecit ® , a generic version of Ferrlecit ® could face competition from other generic versions of Ferrlecit ® or similar competing products. We cannot predict whether the FDA will approve Generamedix’s pending application or, if approved, whether we will be able to successfully commercialize it.
     In addition to risks associated with generic competition, we are aware of competitors that are developing or have developed proprietary products that could compete with Ferrlecit®. These products may be considered safer or more efficacious, or could be less costly than Ferrlecit®.
     If a generic version of Ferrlecit® or other competitive product is approved by the FDA and enters the market during 2009, our net revenues and profits could significantly decline, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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

     During 2008, our largest customer for Ferrlecit® accounted for approximately 37% of our Ferrlecit® sales. During 2008 that customer became the exclusive U.S. licensee of Venofer, a product that directly competes with Ferrlecit®. If we are not able to maintain our Ferrlecit business with our largest customer until the end of 2009, or if we lose any other significant Ferrlecit® customer, our business, results of operations, financial condition and cash flows could be materially adversely affected.
Any acquisitions of technologies, products and businesses, may be difficult to integrate, could adversely affect our relationships with key customers, and/or could result in significant charges to earnings.
     We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. For example, in our Distribution business, our main competitors are McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These companies are significant customers of our Generic and Brand operations and who collectively accounted for approximately 28% of our annual net revenues in 2008. Our activities related to our Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues.
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
     Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending, and upon the Arrow Acquisition, our patent portfolio will extend to several additional foreign jurisdictions. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged. For example, in September, 2008, we received notice that Duramed Pharmaceuticals had filed an ANDA seeking to market a generic version of our Oxytrol product, and contending that our patents covering Oxytrol are invalid or not infringed. If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished.
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
     Certain of our competitors have recently challenged our ability to distribute Authorized Generics during the competitors’ 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. The FDA and courts that have considered the subject to date have ruled that there is no prohibition in the Federal Food, Drug, and Cosmetic Act against distributing Authorized Generic versions of a brand drug. However, on February 3, 2009, legislation was introduced in the U.S. Senate that would prohibit the marketing of Authorized Generics during the 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Further, the Deficit Reduction Act of 2005 (“DRA”) added provisions to the Medicaid Rebate Program that, effective January 1, 2007, may have the effect of increasing an NDA holder’s Medicaid Rebate liability if it permits another manufacturer to market an Authorized Generic version of its brand product. This may affect the willingness of brand manufacturers to continue arrangements, or enter into future arrangements, permitting us to market Authorized Generic versions of their brand products. If so, or if distribution of Authorized Generic versions of brand products is otherwise restricted or found unlawful, our results of operations, financial condition and cash flows could be materially adversely affected.
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
     The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. For example, we are engaged in litigation with Duramed Pharmaceuticals concerning whether our Quasense™ product infringes Duramed’s U.S. Patent Number RE 39,861, and we continue to manufacture and market our Quasense™ product during the pendency of the litigation. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
     Our manufacturing sites in India and our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearances, various import duties and other government clearances, as well as potential shipping delays due to inclement weather, strikes or other matters outside of our control. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents. Upon the consummation of the Arrow Acquisition, we will face similar risks in an increased number of foreign jurisdictions.

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
     Many government and third-party payers, including Medicare, Medicaid, Health Maintenance Organizations(“HMOs”) and Managed Care Organizations (“MCOs”), have historically reimbursed, or continue to reimburse, doctors and others for the purchase of certain prescription drugs based on a drug’s average wholesale price (“AWP”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, in which they have suggested that reporting of inflated AWP’s have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP of certain products, and other improper acts, in order to increase prices and market shares. Additional actions are anticipated. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 10 — CONTINGENCIES” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
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
     A significant amount of our total assets is related to acquired intangibles and goodwill. As of June 30, 2009, the carrying value of our product rights and other intangible assets was approximately $532 million and the carrying value of our goodwill was approximately $868 million.
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
     All pharmaceutical companies, including Watson, are subject to extensive, complex, costly and evolving regulation by the federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration (“DEA”) and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.
     Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current Good Manufacturing Practices (“cGMP”) and other FDA regulations. Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We are also required to report adverse events associated with our products to FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals or other regulatory actions.

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
     Our Distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA, state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. Although physicians may prescribe FDA approved products for an “off label” indication, we are permitted to market our products only for the indications for which they have been approved. Some of our products are prescribed off label and FDA or other regulatory authorities could take enforcement actions if they conclude that we or our distributors have engaged in off label marketing. In addition, several states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda Pharmaceuticals, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record” it would need to maintain such records. FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.
     As part of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”), companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009 the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. From February through June 2009 numerous private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Additionally, we have received requests for information, in the form of civil investigative demands or subpoenas, from the FTC, and are subject to ongoing FTC investigations, concerning our settlement with Cephalon related to our ANDA for a generic version of Provigil®, and our agreement with Sandoz, Inc. to relinquish our Hatch-Waxman marketing exclusivity on our ANDA for a 50 mg. generic version of Toprol XL®. Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We are subject to federal and state healthcare fraud and abuse laws which may adversely affect our business.
     Most of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and/or state pharmaceutical assistance programs. Federal and state laws designed to prevent fraud and abuse under these programs prohibit pharmaceutical companies from offering valuable items or services to customers or potential customers to induce them to buy, prescribe, or recommend Watson’s products (the so-called “antikickback” laws). Exceptions are provided for discounts and certain other arrangements if specified requirements are met. Other federal and state laws not only prohibit us from submitting any false information to government reimbursement programs but also prohibit Watson employees from doing anything to cause, assist, or encourage Watson’s customers to submit false claims for payment to these programs. Violations of the fraud and abuse laws may result in severe penalties against the responsible employees and Watson, including jail sentences, large fines, and the exclusion of Watson products from reimbursement under federal and state programs. Watson is committed to conducting the sales and marketing of its products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be an ambiguity with regard to how to interpret a particular law, and even in the absence of such ambiguity, a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows.
Healthcare reform and a reduction in the coverage and reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect our business.
     Demand for our products depends in part on the extent to which coverage and reimbursement is available from third-party payers, such as the Medicare and Medicaid programs and private payors. In order to commercialize our products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, recognition for coverage and reimbursement at varying levels for the cost of certain of our products and related treatments. Third-party payers increasingly challenge pricing of pharmaceutical products. Further, the trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs create uncertainties regarding the future levels of coverage and reimbursement for pharmaceutical products. Such cost containment measures and healthcare reform could reduce reimbursement of our pharmaceutical products, resulting in lower prices and a reduction in product demand. This could affect our ability to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
     Additionally, there is uncertainty surrounding the implementation of recent legislation involving payments for pharmaceuticals under government programs such as Medicare, Medicaid and Tricare, and the possibility that additional measures will be implemented through healthcare reform. Depending on how existing provisions are implemented, including, for example, those amending the methodology for certain payment rates and other computations under the Medicaid Drug Rebate program, or whether reform measures are adopted, reimbursement may be reduced or not be available for some of Watson’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, those products and could have a material adverse effect on our business, results of operations, financial condition and cash flows. We may also be subject to audits, investigations or lawsuits relating to reimbursement programs that could be costly to defend, divert management’s attention and adversely affect our operating results.
The pharmaceutical industry is highly competitive.
     We face strong competition in both our Generic and Brand product businesses. The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of brand products to healthcare professionals in private practice, group practices and MCOs. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national and international competitors in the brand product arena. Most of our competitors have been in business for a longer period of time than Watson, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.
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

Risks Relating To Our Acquisition of Arrow Group
If we do not successfully integrate Arrow Group into our business operations, our business will be adversely affected.
     Upon the close of the Arrow Acquisition, we will need to successfully integrate the operations of Arrow Group with our business operations. Integrating the operations of Arrow Group with that of our own is a complex and time-consuming process. Prior to the Arrow Acquisition, Arrow Group operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of the business of Arrow Group with that of our own. These may include:
•	distracting management from day-to-day operations;

•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;

•	costs and delays in implementing common systems and procedures; and

•	increased difficulties in managing our business due to the addition of international locations.
     Many of these risks are accentuated because Arrow Group’s operations, employees and customers are largely located outside of the U.S. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. Achieving anticipated synergies and the potential benefits underlying our reasons for the Arrow Acquisition will depend on successful integration of the businesses. The failure to integrate the business operations of Arrow Group successfully would have a material adverse effect on our business, financial condition and results of operations.
The Arrow Acquisition may not close as anticipated.
     We expect that the Arrow Acquisition will close during the second half of 2009, but it is possible that the closing of the Arrow Acquisition may not close when anticipated, if at all. The closing of the Arrow Acquisition is subject to our obtaining all relevant third-party and government consents, as well as our compliance with other requirements contained in the purchase agreement governing the Arrow Acquisition. A delay in the closing of the Arrow Acquisition or a failure to consummate such acquisition may inhibit our ability to execute our business plan, and we cannot predict the resultant impact on our stock price if the Arrow Acquisition does not close.
Upon the consummation of the Arrow Acquisition, we will be subject to a variety of additional risks that may negatively impact our operations.
     Upon the consummation of the Arrow Acquisition, we will be subject to risks associated with companies operating in the various foreign jurisdictions. The additional risks we may be exposed to include but are not limited to the following:
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	challenges in collecting accounts receivable;

•	cultural and language differences;
•	employment regulations; and
•	crimes, strikes, riots, civil disturbances, terrorist attacks and wars.
     We cannot assure you that we will be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.
Arrow Group’s operations may become less attractive if political and diplomatic relations between the United States and any country where Arrow Group conducts business operations deteriorates.
     The relationship between the United States and the countries where Arrow Group conducts business operations may weaken over time. Changes in the state of the relations between any such country and the United States are difficult to predict and could adversely affect our future operations or cause potential target businesses to become less attractive. This could lead to a decline in our profitability. Any meaningful deterioration of the political and diplomatic relations between the United States and the relevant country could have a material adverse effect on our operations after a successful completion of a business combination.
Arrow Group’s global operations will expose us to additional risks and challenges associated with conducting business internationally.
     Although we currently have limited international operations, upon the consummation of the Arrow Acquisition, we will operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australia and North America. We will face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. Compliance with these laws will increase our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties upon the closing of the Arrow Acquisition. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.
Upon the close of the Arrow Acquisition we may have exposure to additional tax liabilities.
     As a multinational corporation, we will be subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. Recent proposals by the current U.S. administration for fundamental U.S. international tax reform, including without limitation provisions that would limit the ability of U.S. multinationals to defer U.S. taxes on foreign income, if enacted, could have a significant adverse impact on our effective tax rate following the Arrow Acquisition.

Foreign currency fluctuations could adversely affect our business and financial results.
     Arrow Group does business and generates sales in several countries outside the United States. As such, upon the consummation of the Arrow Acquisition, foreign currency fluctuations may affect the costs that we incur in such international operations. It is also possible that some of our operating expenses may be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar would increase our costs and could harm our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended June 30, 2009, the Company repurchased approximately 2,000 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $0.1 million as follows:

		Average	Total Number of	Approximate Dollar
	Total Number	Price	Shares Purchased as	Value of Shares that
	of Shares	Paid per	Part of Publicaly	May Yet Be Purchased
Period	Purchased	Share	Announced Program	Under the Program
April 1 - 30, 2009	—	$—	—	—
May 1 - 31, 2009	—	$—	—	—
June 1 - 30, 2009	1,977	$33.87	—	—

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our Annual Meeting of Stockholders held on May 8, 2009, the following proposals were set before the stockholders for their vote:

Proposal 1.	To elect three persons as Class II directors to a three-year term and until their successors are duly elected and qualified.

	Jack	Ronald R.	Andrew L.
	Michelson	Taylor	Turner
Votes “For”	88,734,397	87,771,613	88,503,714
Votes to “Withhold Authority”	1,043,331	2,006,115	1,274,014
          The terms of the following directors continued after the annual meeting:

Expiration
Class III	of Term
Paul M. Bisaro	2010
Michel J. Feldman	2010
Fred G. Weiss	2010

Class I
Michael J. Fedida	2011
Albert F. Hummel	2011
Catherine M. Klema	2011

Proposal 2.	To ratify of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor for the year ending December 31, 2009:
          Votes “For”— 87,872,712 shares
          Votes “Against”— 1,842,857 shares
          Votes “Abstained”— 62,158 shares

ITEM 6.	EXHIBITS
     (a) Exhibits:
          Reference is hereby made to the Exhibit Index on page 60.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)
By:	/s/ R. Todd Joyce
R. Todd Joyce
Vice President — Corporate Controller and Treasurer (Principal Accounting Officer and Acting Principal Financial Officer)

Date: July 31, 2009

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended June 30, 2009

Exhibit
No.	Description

10.1	Amendment No. 1, dated July 1, 2009, to the Credit Agreement dated November 3, 2006, by and among Watson Pharmaceuticals, Inc., Canadian Imperial Bank of Commerce, acting through its New York agency, as administrative agent, Wachovia Capital Markets, LLC, as syndication agent, a syndicate of lenders, and Wells Fargo Bank, National Association, Union Bank of California, N.A., Sumitomo Mitsui Banking Corporation, as documentation agents and the financial institutions from time to time party thereto.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Acting Principal Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

32.2	Certification of Acting Principal Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.