Form 10-Q
period 2009-09-30
WATSON PHARMACEUTICALS INC
filed 2009-11-06
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of October 30, 2009 was approximately 106,140,000.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$812.9	$507.6
Marketable securities	13.1	13.2
Accounts receivable, net	377.1	305.0
Inventories, net	505.7	473.1
Prepaid expenses and other current assets	60.0	48.5
Deferred tax assets	116.5	111.0

Total current assets	1,885.3	1,458.4
Property and equipment, net	625.1	658.5
Investments and other assets	96.2	80.6
Deferred tax assets	40.9	52.3
Product rights and other intangibles, net	510.2	560.0
Goodwill	868.1	868.1

Total assets	$4,025.8	$3,677.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$399.1	$381.3
Income taxes payable	—	15.5
Short-term debt and current portion of long-term debt	1.6	53.2
Deferred revenue	21.1	16.1
Deferred tax liabilities	18.1	15.9

Total current liabilities	439.9	482.0
Long-term debt	997.4	824.7
Deferred revenue	34.0	30.1
Other long-term liabilities	5.3	4.9
Other taxes payable	63.1	53.3
Deferred tax liabilities	175.5	174.3

Total liabilities	1,715.2	1,569.3

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	0.4	0.4
Additional paid-in capital	1,033.1	995.9
Retained earnings	1,583.2	1,418.1
Accumulated other comprehensive loss	(0.2)	(3.2)
Treasury stock, at cost	(305.9)	(302.6)

Total stockholders’ equity	2,310.6	2,108.6

Total liabilities and stockholders’ equity	$4,025.8	$3,677.9

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$662.1	$640.7	$2,007.3	$1,890.3

Operating expenses:
Cost of sales	353.7	386.7	1,135.5	1,126.7
Research and development	51.9	45.3	136.8	122.5
Selling and marketing	60.0	58.6	191.9	172.2
General and administrative	60.1	42.6	191.1	140.0
Amortization	22.2	20.2	66.1	60.6
Loss on asset sales and impairment	3.5	0.3	2.2	0.3

Total operating expenses	551.4	553.7	1,723.6	1,622.3

Operating income	110.7	87.0	283.7	268.0

Non-operating (expense) income:
Loss on early extinguishment of debt	(2.0)	—	(2.0)	(1.1)
Interest income	1.0	2.2	4.3	6.2
Interest expense	(9.0)	(7.0)	(18.3)	(20.7)
Other income	1.6	11.9	5.2	19.3

Total other (expense) income, net	(8.4)	7.1	(10.8)	3.7

Income before income taxes	102.3	94.1	272.9	271.7
Provision for income taxes	39.3	23.0	107.8	89.7

Net income	$63.0	$71.1	$165.1	$182.0

Earnings per share:
Basic	$0.61	$0.69	$1.60	$1.77

Diluted	$0.55	$0.62	$1.45	$1.60

Weighted average shares outstanding:
Basic	103.8	102.9	103.4	102.7

Diluted	117.1	118.0	118.1	117.7

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165.1	$182.0

Reconciliation to net cash provided by operating activities:
Depreciation	71.5	67.4
Amortization	66.1	60.6
Deferred income tax provision	8.4	17.0
Provision for inventory reserve	36.0	35.9
Restricted stock and stock option compensation	14.4	14.0
Earnings on equity method investments	(6.2)	(9.6)
Loss (gain) on securities	1.1	(9.6)
Loss on early extinguishment of debt	2.0	1.1
Loss on asset sales and impairment	2.2	0.3
Other	1.0	(2.6)
Changes in assets and liabilities:
Accounts receivable, net	(72.1)	(47.3)
Inventories	(68.6)	(26.9)
Prepaid expenses and other current assets	(10.1)	12.9
Accounts payable and accrued expenses	17.7	(45.8)
Deferred revenue	8.9	(10.7)
Income taxes payable	(6.6)	9.9
Other assets	4.8	(8.4)

Total adjustments	70.5	58.2

Net cash provided by operating activities	235.6	240.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(43.2)	(42.5)
Acquisition of product rights	(16.3)	(0.8)
Proceeds from sale of fixed assets	3.0	0.8
Proceeds from sale of marketable securities	5.9	4.8
Proceeds from sale of investments	—	8.2
Additions to marketable securities	(4.4)	(5.4)
Other investing activities, net	—	(0.4)

Net cash used in investing activities	(55.0)	(35.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and other long-term liabilities	(726.6)	(95.6)
Proceeds from issuance of debt and other long-term liabilities	833.0	17.9
Repurchase of common stock	(3.2)	(0.8)
Proceeds from stock plans	21.5	8.4

Net cash provided by (used in) financing activities	124.7	(70.1)

Net increase in cash and cash equivalents	305.3	134.8
Cash and cash equivalents at beginning of period	507.6	204.6

Cash and cash equivalents at end of period	$812.9	$339.4

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
     The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.
     The Company evaluated subsequent events that occurred after September 30, 2009 up through November 6, 2009, the date the Company issued these financial statements.
Merger Agreement with Arrow Group
     On June 17, 2009, the Company announced a definitive agreement (the “Acquisition Agreement”) to acquire privately held Arrow Group for cash, stock and certain contingent consideration (the “Arrow Acquisition”). The Company expects the transaction to close before the end of 2009. Under the terms of the Acquisition Agreement, the Company will acquire all the outstanding shares of common stock of the Arrow Group for the following consideration:
•	A cash payment of U.S. $1.05 billion at closing of the share purchase (the “Closing”);

•	Approximately 16.9 million restricted shares of Common Stock of Watson issued at the Closing;

•	$200.0 million face amount of newly designated non-voting Series A Preferred Stock of Watson issued at the Closing; and

•	Certain contingent payments made after the Closing based on the after-tax gross profits on sales of Atorvastatin in the U.S. as described in the Acquisition Agreement.
     The Company intends to fund the cash portion of the consideration by using available cash and borrowings under the Senior Credit Facility, as amended, which the Company entered into in November, 2006 (“2006 Credit Facility”).

Comprehensive Income
     Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income. The components of comprehensive income, including attributable income taxes, consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$63.0	$71.1	$165.1	$182.0

Other comprehensive (loss) income:
Translation (losses) gains	(0.6)	(2.0)	1.4	(2.9)
Unrealized gain (loss) on securities, net of tax	0.1	(0.5)	0.2	(0.7)
Reclassification for losses included in net income, net of tax	—	—	1.4	—
Unrealized gain on cash flow hedge, net of tax	—	0.9	—	0.6

Total other comprehensive (loss) income	(0.5)	(1.6)	3.0	(3.0)

Total comprehensive income	$62.5	$69.5	$168.1	$179.0

Preferred and Common Stock
     As of September 30, 2009 and December 31, 2008 there were 2.5 million shares of no par value per share preferred stock authorized, with none issued. As of September 30, 2009 and December 31, 2008, there were 500.0 million shares of $0.0033 par value per share common stock authorized, with 115.6 million and 114.1 million shares issued and 106.0 million and 104.6 million outstanding, respectively. Of the issued shares, 9.6 million and 9.5 million shares were held as treasury shares as of September 30, 2009 and December 31, 2008, respectively.
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
     Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $298.9 million and $285.7 million at September 30, 2009 and December 31, 2008, respectively. Accounts payable and accrued liabilities include $48.5 million and $42.4 million at September 30, 2009 and December 31, 2008, respectively, for certain rebates and other amounts due to indirect customers.
     The following table summarizes the activity in the Company’s major categories of SRA (in millions):

			Returns and
			Other	Cash
	Chargebacks	Rebates	Allowances	Discounts	Total
Balance at December 31, 2007	$164.4	$154.3	$56.1	$12.9	$387.7
Provision related to sales in nine months ended September 30, 2008	920.0	228.7	133.4	49.9	1,332.0
Credits and payments	(967.3)	(250.6)	(123.5)	(50.0)	(1,391.4)

Balance at September 30, 2008	117.1	132.4	66.0	12.8	328.3
Provision related to sales in three months ended December 31, 2008	304.0	80.4	46.4	17.3	448.1
Credits and payments	(300.5)	(87.0)	(42.9)	(17.8)	(448.2)

Balance at December 31, 2008	120.6	125.8	69.5	12.3	328.2
Provision related to sales in nine months ended September 30, 2009	858.8	284.9	135.9	52.6	1,332.2
Credits and payments	(868.5)	(268.3)	(124.2)	(52.0)	(1,313.0)

Balance at September 30, 2009	$110.9	$142.4	$81.2	$12.9	$347.4

Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of the $575.0 million convertible contingent senior debentures (“CODES”), and the dilutive effect of share-based compensation arrangements outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The Company is required to add the weighted average common share equivalents outstanding associated with the conversion of the CODES for all periods in which the securities were outstanding to the number of shares outstanding for the calculation of diluted EPS. On September 14, 2009 the CODES were redeemed in accordance with the terms of the CODES. A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
EPS - basic
Net income	$63.0	$71.1	$165.1	$182.0

Basic weighted average common shares outstanding	103.8	102.9	103.4	102.7

EPS - basic	$0.61	$0.69	$1.60	$1.77

EPS - diluted
Net income	$63.0	$71.1	$165.1	$182.0
Add: Interest expense on CODES, net of tax	1.6	2.0	5.5	5.9

Net income, adjusted	$64.6	$73.1	$170.6	$187.9

`
Basic weighted average common shares outstanding	103.8	102.9	103.4	102.7
Effect of dilutive securities:
Conversion of CODES	11.9	14.4	13.6	14.4
Dilutive stock awards	1.4	0.7	1.1	0.6

Diluted weighted average common shares outstanding	117.1	118.0	118.1	117.7

EPS - diluted	$0.55	$0.62	$1.45	$1.60

     Stock awards to purchase 2.9 million and 5.6 million common shares for the three month periods ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive. Stock awards to purchase 3.9 million and 6.8 million common shares for the nine month periods ended September 30, 2009 and 2008, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were antidilutive.
Share-Based Compensation
     The Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on estimated fair value. The Company estimates the fair value of its stock options, when granted, using the Black-Scholes option pricing model which requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determines the fair value of each share-based award.
     Share-based compensation expense is recognized based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense has been reduced for estimated future forfeitures. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation cost in the period in which the change in estimate occurs.
     As of September 30, 2009, the Company had $1.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.4 years. As of September 30, 2009, the Company had $23.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 1.9 years. During the nine months ended September 30, 2009, the Company issued approximately 901,000 restricted stock grants with an aggregate intrinsic value of $25.8 million. No stock option grants were issued during the nine months ended September 30, 2009.
Recent Accounting Pronouncements
     On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification”) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with GAAP. In accordance with the Codification, any references to accounting literature will be to the relevant topic of the Codification or will be presented in plain English. The Codification is not intended to change or alter existing GAAP. The adoption of the Codification did not have a material impact on the Company’s condensed consolidated financial statements.
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair-value measurements. The Company adopted the provisions of the guidance effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (refer to “NOTE 9 — FAIR VALUE MEASUREMENT” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, the guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of the provisions of the guidance for nonfinancial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. The guidance alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. The guidance is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company expects the adoption of the guidance will have a significant impact on the Company’s condensed consolidated financial statements upon the closing of the Arrow Acquisition. In the nine months ended September 30, 2009, the Company recorded acquisition expenses in the amount of $14.3 million in accordance with provisions of the guidance.
     In December 2007, the FASB issued authoritative guidance for noncontrolling interests. The guidance establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company currently has no noncontrolling interests and accordingly the adoption of the provisions of the guidance did not have a material impact on its condensed consolidated financial statements. However, the application of the guidance may have an impact on acquisitions we consummate after January 1, 2009.
     In April 2008, the FASB issued a staff position that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB’s issued guidance for goodwill and other intangible assets, and also requires expanded disclosure related to the determination of intangible asset useful lives. The statement is effective for fiscal years beginning after December 15, 2008. The adoption of the statement did not have a material impact on the Company’s condensed consolidated financial statements.
     In May 2009, the FASB issued authoritative guidance for subsequent events which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. The guidance is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of the provisions of the guidance beginning in the quarter ended June 30, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires an enterprise to perform a qualitative analysis when determining whether or not to consolidate a VIE. The amendment requires an enterprise to continuously reassess whether it must consolidate a VIE and also requires enhanced disclosures about an enterprise’s involvement with a VIE and any significant change in risk exposure due to that involvement, as well as how its involvement with a VIE impacts the enterprise’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of the adoption of this amendment on the Company’s condensed consolidated financial statements.
NOTE 2 — OTHER INCOME
     Other income consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Earnings on equity method investments	$1.5	$3.7	$6.2	$9.6
Gain (loss) on securities	—	8.2	(1.1)	9.6
Other income	0.1	—	0.1	0.1

	$1.6	$11.9	$5.2	$19.3

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

     Segment net revenues and segment contribution information for the Company’s Generic, Brand and Distribution segments consisted of the following (in millions):

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$392.3	$96.1	$151.4	$639.8	$352.2	$94.3	$170.9	$617.4
Other	5.7	16.6	—	22.3	11.6	11.7	—	23.3

Net revenues	398.0	112.7	151.4	662.1	363.8	106.0	170.9	640.7
Operating expenses:
Cost of sales(1)	204.1	20.7	128.9	353.7	212.4	30.2	144.1	386.7
Research and development	37.0	14.9	—	51.9	31.7	13.6	—	45.3
Selling and marketing	11.7	32.5	15.8	60.0	14.0	29.0	15.6	58.6

Contribution	$145.2	$44.6	$6.7	196.5	$105.7	$33.2	$11.2	150.1

Contibution margin	36.5%	39.6%	4.4%	29.7%	29.1%	31.3%	6.6%	23.4%

General and administrative				60.1				42.6
Amortization				22.2				20.2
Loss on asset sales and impairments				3.5				0.3

Operating income				$110.7				$87.0

Operating margin				16.7%				13.6%

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$1,181.3	$291.9	$466.4	$1,939.6	$1,038.9	$294.8	$443.8	$1,777.5
Other	19.6	48.1	—	67.7	68.3	44.5	—	112.8

Net revenues	1,200.9	340.0	466.4	2,007.3	1,107.2	339.3	443.8	1,890.3
Operating expenses:
Cost of sales(1)	676.7	66.9	391.9	1,135.5	669.7	82.1	374.9	1,126.7
Research and development	97.0	39.8	—	136.8	83.4	39.1	—	122.5
Selling and marketing	35.8	108.5	47.6	191.9	41.9	86.6	43.7	172.2

Contribution	$391.4	$124.8	$26.9	543.1	$312.2	$131.5	$25.2	468.9

Contibution margin	32.6%	36.7%	5.8%	27.1%	28.2%	38.8%	5.7%	24.8%

General and administrative				191.1				140.0
Amortization				66.1				60.6
Loss on asset sales and impairments				2.2				0.3

Operating income				$283.7				$268.0

Operating margin				14.1%				14.2%

(1)	Excludes amortization of acquired intangibles including product rights.
NOTE 4 — INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at September 30, 2009 and December 31, 2008 is approximately $13.3 million and $16.4 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.
     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	September 30,	December 31,
	2009	2008
Inventories:
Raw materials	$165.5	$109.1
Work-in-process	63.7	44.2
Finished goods	329.6	354.5

	558.8	507.8
Less: Inventory reserves	53.1	34.7

Inventories, net	$505.7	$473.1

NOTE 5 — DEBT
Debt consisted of the following (in millions):

	September 30,	December 31,
	2009	2008
Senior Notes,
Face amount of $450.0, due August 15, 2014, bearing interest at 5.000% (the “2014 Notes”)	$450.0	$—
Face amount of $400.0, due August 15, 2019, bearing interest at 6.125% (the “2019 Notes”)	400.0	—

	850.0	—

Less: Unamortized discount	(2.6)	—

Senior Notes, net	847.4	—
2006 Credit Facility, due 2011, bearing interest at LIBOR plus 0.75%	150.0	300.0
CODES, face amount of $575.0 million, due 2023, net of unamortized discount	—	574.7
Other notes payable	1.6	3.2

	999.0	877.9
Less: Current portion	1.6	53.2

Total long-term debt	$997.4	$824.7

Senior Notes
     The offering of $450.0 million of 2014 Notes and $400.0 million of 2019 Notes (together the “Senior Notes”) was registered under an “automatic shelf” registration statement filed with the Securities and Exchange Commission (“SEC”). The Senior Notes were issued pursuant to a senior note indenture dated as of August 24, 2009 between the Company and Wells Fargo Bank, National Association, as trustee, as supplemented by a first supplemental indenture dated August 24, 2009 (together the “Senior Note Indentures”).
     Interest payments are due on the Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010 at an effective annual interest rate of 5.43% on the 2014 Notes and 6.35% on the 2019 Notes.

     The Company may redeem the Senior Notes on at least 15 days but no more than 60 days prior written notice for cash for a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed and the sum of the present values of the remaining scheduled payments, as defined by the Senior Note Indentures, of the Senior Notes to be redeemed, discounted to the date of redemption at the applicable treasury rate, as defined by the Senior Note Indentures, plus 40 basis points. As of September 30, 2009, the fair value of our Senior Notes was approximately $37.0 million greater than the carrying value.
     Upon a change of control triggering event, as defined by the Senior Note Indentures, the Company is required to make an offer to repurchase the Senior Notes for cash at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest to the date of purchase.
     The Company used a portion of the net proceeds from the offering of Senior Notes to repay $100.0 million of the term facility under the 2006 Credit Facility and to redeem $575.0 million outstanding under the CODES. The remaining net proceeds will be used to fund a portion of the cash consideration due upon the closing of the Arrow Acquisition.
2006 Credit Facility
     On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility which, among other things, provides certain modifications and clarifications with respect to refinancing of the Company’s outstanding indebtedness, allows an increase in the Company’s ability to incur general unsecured indebtedness from $100.0 million to $500.0 million and provides an exclusion from certain restrictions under the 2006 Credit Facility on up to $151.4 million of certain anticipated acquired indebtedness under the pending Arrow Acquisition. The terms of the amendment also required the repayment of $100.0 million on the term facility under the 2006 Credit Agreement. As a result of this $100.0 million repayment, the Company’s results for the nine months ended September 30, 2009 reflect a $0.8 million charge for losses on the early extinguishment of debt in respect of the 2006 Credit Facility. In addition to the above repayment on the term facility of the 2006 Credit Facility, the Company also made a $50.0 million repayment on the revolving facility of the 2006 Credit Facility in the nine months ended September 30, 2009.
     During the nine months ended September 30, 2008, the Company made prepayments of the 2006 Credit Facility totaling $75.0 million. As a result of this pre-payment, the Company’s results for the nine months ended September 30, 2008 reflect a $1.1 million charge for losses on the early extinguishment of debt.
     As of September 30, 2009, $150.0 million is outstanding under the 2006 Credit Facility. The remaining amount outstanding on the 2006 Credit Facility is due November 2011.
     Under the terms of the 2006 Credit Facility, each of our domestic subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several bases. We are subject to, and, as of September 30, 2009, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility.
CODES
     In March 2003, the Company issued $575.0 million of CODES, which under the terms of the CODES were convertible into shares of Watson’s common stock upon the occurrence of certain events with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%. On August 24, 2009, the Company gave notice to Wells Fargo Bank, National Association, as trustee of the CODES (the “Trustee”), and the Trustee delivered an irrevocable notice of redemption to the holders of the CODES that the Company elected to redeem the CODES for cash at a price equal to 100% of the principal amount of the CODES, plus interest accrued and unpaid to, but excluding, the redemption date. On September 14, 2009 the CODES were redeemed in accordance with the terms of the CODES. As a result of the redemption of the CODES, the Company’s results for the nine months ended September 30, 2009 reflect a $1.2 million charge for losses on the early extinguishment of debt in respect of the CODES. For additional information regarding the terms of the CODES, refer to “NOTE 9 — Long-Term Debt” of our Annual Report on Form 10-K for the year ended December 31, 2008.
NOTE 6 — BUSINESS RESTRUCTURING CHARGES
     During the first quarter of 2008, the Company announced efforts to reduce its cost structure through its Global Supply Chain Initiative, which includes the planned closure of manufacturing facilities in Carmel, New York, its distribution center in Brewster, New York and the transition of manufacturing to our other manufacturing locations within the U.S. and India. While the final closing date will depend on a number of factors, we anticipate the successful transition of product manufacturing and the completion of related facility rationalization activities will permit the closure of these facilities by the end of 2010. Activity related to our Global Supply Chain Initiative restructuring and facility rationalization activities for the nine months ended September 30, 2009 consisted of the following:

	Accrual				Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-cash	September 30,
(in millions)	2008	to Expense	Payments	Adjustments	2009
Cost of sales
Severance and retention	$13.7	$7.8	$(9.3)	$—	$12.2
Product transfer costs	0.7	8.3	(8.4)	—	0.6
Facility decommission costs	0.2	0.4	(0.4)	—	0.2
Accelerated depreciation	—	5.6	—	(5.6)	—

	14.6	22.1	(18.1)	(5.6)	13.0

Operating expenses
Research and development	0.7	1.9	(1.8)	—	0.8
Selling, general and administrative	0.8	0.8	(0.7)	—	0.9

	1.5	2.7	(2.5)	—	1.7

Total restructuring charges	$16.1	$24.8	$(20.6)	$(5.6)	$14.7

     Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities in 2009 is attributable to our Generic segment.
     Through the end of September 2009, the Company has recognized total charges of $55.2 million related to our Global Supply Chain Initiative. By the end of 2010, the Company expects to incur total pre-tax costs associated with our Global Supply Chain Initiative of approximately $60.0 to $70.0 million which includes accelerated depreciation expense of $25.0 to $30.0 million, severance, retention, relocation and other employee related costs of approximately $25.0 to $30.0 million and product transfer costs of approximately $8.0 to $12.0 million.
NOTE 7 — INCOME TAXES
     The Company’s effective tax rate for the nine months ended September 30, 2009 was 39.5% compared to 33.0% for the nine months ended September 30, 2008. The higher effective tax rate for the nine months ended September 30, 2009, as compared to the same period of the prior year, primarily reflects the impact of non-recurring tax benefits which occurred in 2008 related to the resolution of the Company’s Internal Revenue Service (“IRS”) exam for the years ended December 31, 2000 to 2003 (2.6%) and the sale of Somerset Pharmaceuticals, Inc. (1.5%). The 2009 effective tax rate is also higher than the 2008 effective tax rate due to the

2009 impact of non-deductible items including transaction costs related to the Arrow Acquisition (2.0%) and the impairment of a foreign asset (0.5%).
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
     The Company follows current accounting guidance on the accounting for uncertainty in income taxes. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes its reserves for income taxes represent the likely outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances.
NOTE 8 — STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the nine months ended September 30, 2009 consisted of the following (in millions):

Stockholders’ equity, December 31, 2008	$2,108.6
Common stock issued under employee plans	21.5
Increase in additional paid-in capital for share-based compensation plans	14.4
Net income	165.1
Other comprehensive gain	3.0
Tax benefit from employee stock plans	1.2
Repurchase of common stock	(3.2)

Stockholders’ equity, September 30, 2009	$2,310.6

NOTE 9 — FAIR VALUE MEASUREMENT
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair-value measurements. The Company adopted the provisions of the guidance effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The Company adopted the provisions of the guidance for nonfinancial assets and liabilities measured at fair value on a non-recurring basis effective January 1, 2009. Although the adoption of the guidance did not materially impact the Company’s financial condition, results of operations or cash flows, we are required to provide additional disclosures within our condensed consolidated financial statements.
     The guidance defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within the guidance distinguishes three levels of inputs that may be utilized when measuring fair value including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     Financial assets and liabilities measured at fair value or disclosed at fair value consisted of the following (in millions):

	Fair Value Measurements as at September 30, 2009 Using:
	Total	Level 1	Level 2	Level 3
Marketable securities	$13.1	$13.1	$—	$—
Investments	0.2	0.2	—	—

	Fair Value Measurements as at December 31, 2008 Using:
	Total	Level 1	Level 2	Level 3
Marketable securities	$13.2	$13.2	$—	$—
Investments	0.2	0.2	—	—
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
     Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On March 23, 2009, the indirect purchaser plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. On June 22, 2009, the

Supreme Court denied the petition. In the appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Riteaid, the Second Circuit heard oral argument by the parties on April 28, 2009, and advised the parties that the court had invited the United States Department of Justice to provide comments on the case. On July 6, 2009, the Department of Justice submitted a brief on the matter, expressing no opinion on the Cipro action but suggesting certain standards to evaluate “reverse payment” patent settlements. On August 12, 2009, the parties responded to the Department of Justice’s brief. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Aventis”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro ®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The court hearing the case in New York has dismissed the action. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In the action pending in Kansas, the court has stayed the matter pending the outcome of the appeal in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. The plaintiffs are expected to appeal. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.
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
     These cases generally allege that the defendants caused the states to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported average wholesale price or wholesale acquisition cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Many of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. In the case brought on behalf of the Commonwealth of Massachusetts the Court recently denied cross-motions for summary judgment. The case brought against the Company on behalf of Arizona was settled in May 2009 and was dismissed with prejudice on June 29, 2009. The case brought against the Company on behalf of Alabama was tried in June and July of 2009. At the conclusion of the trial, the jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial is scheduled for December 7, 2009. The case brought against the Company on behalf of Massachusetts has been scheduled for trial in February 2010. The case brought against the Company on behalf of Kentucky has been scheduled for trial in September 2010. The case brought against the Company on behalf of Mississippi has been scheduled for trial in December 2010. The case brought against the Company on behalf of Hawaii has been settled in principle.
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
     Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In December 2002, February 2003, January 2004, January 2005, January 2006, January 2007, January-February 2008, and January 2009, respectively, the first, second, third, fourth, fifth, sixth and seventh annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 10, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. From February 20, 2007 through March 9, 2007, the FDA conducted another inspection of the facility. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection. In March 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations. The FDA conducted another inspection of the facility from October 18, 2007 through October 26, 2007. At the conclusion of the inspection, the FDA issued a Form 483 listing two observations made during the pre-approval portion of the inspection related to two pending Abbreviated New Drug Applications (“ANDAs”). No formal observations were made concerning the Company’s compliance with cGMP. The FDA conducted another inspection of the facility from June 16, 2008 through July 1, 2008. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from September 21, 2009 through September 24, 2009. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.
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
     Androgel® Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleges that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company. The complaint alleges violation of federal and state antitrust and consumer protection laws and seeks equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants. (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On February 27, 2009, the defendants (including the Company) filed motions to transfer all of the actions pending in the United States District Court for the Central District of California to the United States District Court for the Northern District of Georgia. On April 8, 2009, the Court granted the defendants’ motion to transfer and transferred the cases to the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. On July 20, 2009, and August 31, 2009, the defendants (including the Company) filed motions to dismiss the Federal Trade Commission action and the private plaintiff actions, respectively. On March 31, April 17, and April 21, 2009, additional actions alleging similar claims were filed in the United States District Court for the District of New Jersey (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., Civ. No. 09-1900). These actions purport to assert similar claims on behalf of various class representatives. On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On May 8, 2009, the defendants (including the Company) filed motions to transfer all of the actions pending in the United States District Court for the District of New Jersey to the Northern District of Georgia. On June 2, 2009, a District of New Jersey magistrate judge granted the defendants’ motion to transfer, and denied the plaintiffs’ motion for reconsideration of that decision on June 24, 2009. On July 13, 2009, the plaintiffs appealed the magistrate judge’s decision transferring the cases to the district court judge, and on September 30, 2009 the district court judge affirmed the magistrate’s decision transferring the actions to the Northern District of Georgia. On May 19, 2009, an additional action alleging similar claims was filed in the District of Minnesota (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., Civ. No. 09-1168). This action purports to assert similar claims on behalf of a putative class of indirect purchasers of AndroGel®. On June 10, 2009, the defendants (including the Company) filed a motion to transfer the United Food and Commercial Workers action to the Northern District of Georgia. On June 11, 2009, the United Food and Commercial Workers plaintiff filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On June 17 and 29, 2009, two additional actions alleging similar claims were filed in the Middle District of Pennsylvania (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., Civ. No. 09-1153, and Walgreen Co., et al. v. Unimed Pharms., Inc., et al., Civ. No. 09-1240), by plaintiffs purporting to be direct purchasers of AndroGel®. On June 22, 2009, the Rite Aid plaintiffs filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On July 22, 2009, the defendants (including the Company) filed motions to transfer the Rite Aid and Walgreen actions from the Middle District of Pennsylvania to the Northern District of Georgia. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions pending outside of the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084). On October 15, 2009, the judge presiding over the consolidated litigations ordered all direct purchaser plaintiffs ( Meijer Inc., Rochester Drug Co-Operative, Inc., Louisiana Wholesale Drug Co. Inc., Rite Aid Corp., Walgreen Co., and Stephen L. LaFrance Pharm., Inc. ) to file a consolidated opposition to the Company’s pending motion to dismiss. The consolidated opposition was filed on October 28, 2009. On October 30, 2009, the defendants moved to dismiss the complaints filed by the indirect purchaser plaintiffs. All of the lawsuits related to Androgel® are now pending in the United States District Court for the Northern District of Georgia and are at the pleading stages. The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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
     Ferrlecit® . On March 28, 2008, we received a notice from Aventis contending that the distribution agreement for Ferrlecit® between certain affiliates of Aventis and the Company expires on February 18, 2009. The letter also acknowledged the Company’s position that the distribution agreement expires on December 31, 2009, and requested to conduct an expedited arbitration proceeding to resolve the dispute. On April 9, 2008, the Company responded to Aventis, agreeing to arbitrate the disputes related to Ferrlecit® on an expedited basis. The arbitration was conducted in April 2009 and the arbitration panel issued its decision on May 18, 2009, finding that the distribution agreement for Ferrlecit® expires on December 31, 2009, and affirming the Company’s right to continue to distribute Ferrlecit® until the end of 2009. On September 21, 2009, the United States District Court for the District of New Jersey entered a judgment confirming the arbitration award. The Company does not expect to extend the distribution agreement for Ferrlecit® beyond the end of 2009.
     Oxytrol® Litigation. (Watson Laboratories, Inc. v. Barr Laboratories, Inc., et al. Case No. 08-793) In September 2008, the Company received a notice letter from Barr Laboratories, Inc. (“Barr Labs”) stating that Barr Labs had filed an ANDA with the FDA seeking approval of a generic version of the Company’s Oxytrol® (oxybutynin transdermal system) product. Barr Labs’ notice letter included a certification under the Hatch-Waxman Act contending that patents listed in the FDA Orange Book for the Company’s Oxytrol® product are invalid or not infringed by Barr Labs’ ANDA. On October 23, 2008, the Company’s subsidiary, Watson Laboratories, Inc., filed suit against Barr Labs and its parent company, Barr, in the United States District Court for the District of Delaware, alleging that Barr Labs’ generic version of Oxytrol® infringes the Company’s patents. On October 26, 2009, the parties entered into a settlement agreement resolving the case. Under terms of the settlement agreement, Watson has granted Barr a royalty-bearing license to the U.S. patents covering Oxytrol® to commence marketing a generic equivalent product on April 26, 2015, or earlier in certain circumstances.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and the results of operations should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2008, in our Quarterly Report for the quarterly period ended June 30, 2009, and elsewhere in this Quarterly Report and our Annual Report on Form 10-K.
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
     On June 17, 2009, the Company announced a definitive agreement (the “Acquisition Agreement”) to acquire privately held Arrow Group for cash, stock and certain contingent consideration (the “Arrow Acquisition”). The Company expects the transaction to close before the end of 2009. Under the terms of the Acquisition Agreement, the Company will acquire all the outstanding shares of common stock of the Arrow Group for the following consideration:
•	A cash payment of U.S. $1.05 billion at closing of the share purchase (the “Closing”);

•	Approximately 16.9 million restricted shares of Common Stock of Watson issued at the Closing;

•	$200.0 million face amount of newly designated non-voting Series A Preferred Stock of Watson issued at the Closing; and

•	Certain contingent payments made after the Closing based on the after-tax gross profits on sales of Atorvastatin in the U.S. as described in the Acquisition Agreement.
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
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
($ in millions):	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$392.3	$96.1	$151.4	$639.8	$352.2	$94.3	$170.9	$617.4
Other	5.7	16.6	—	22.3	11.6	11.7	—	23.3

Net revenues	398.0	112.7	151.4	662.1	363.8	106.0	170.9	640.7
Operating expenses:
Cost of sales(1)	204.1	20.7	128.9	353.7	212.4	30.2	144.1	386.7
Research and development	37.0	14.9	—	51.9	31.7	13.6	—	45.3
Selling and marketing	11.7	32.5	15.8	60.0	14.0	29.0	15.6	58.6

Contribution	$145.2	$44.6	$6.7	196.5	$105.7	$33.2	$11.2	150.1

Contibution margin	36.5%	39.6%	4.4%	29.7%	29.1%	31.3%	6.6%	23.4%

General and administrative				60.1				42.6
Amortization				22.2				20.2
Loss on asset sales and impairments				3.5				0.3

Operating income				$110.7				$87.0

Operating margin				16.7%				13.6%

(1)	Excludes amortization of acquired intangibles including product rights.
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
     Net revenues from our Generic segment for the three months ended September 30, 2009 increased 9.4% or $34.2 million to $398.0 million compared to net revenues of $363.8 million from the prior year period. This increase in net revenues was mainly attributable to new product launches and products acquired subsequent to the third quarter of 2008 ($76.0 million) offset in part by a decrease in other revenue ($5.9 million) and lower sales of certain products introduced in the prior year ($26.1 million).
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
     Cost of sales for our Generic segment decreased 3.9% or $8.3 million to $204.1 million in the three months ended September 30, 2009 compared to $212.4 million in the prior year quarter. The decrease in cost of sales was primarily due to lower manufacturing costs as a result of the implementation of our Global Supply Chain Initiative.
Research and Development Expenses
     Generic segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with the development of our products.
     Generic segment R&D expenses increased 16.6% or $5.3 million to $37.0 million in the three months ended September 30, 2009 compared to $31.7 million in the prior year quarter primarily due to higher biostudy costs ($5.6 million).
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs.
     Generic segment selling and marketing expenses decreased 16.6% or $2.3 million to $11.7 million in the three months ended September 30, 2009 compared to $14.0 million in the prior year period due primarily to cost savings as a result of the implementation of our Global Supply Chain Initiative.
Brand Segment
Net Revenues
     Our brand pharmaceutical business develops, manufactures, markets, sells and distributes products within two sales and marketing groups: Specialty Products and Nephrology/Medical.
     Our Specialty Products product line includes our promoted urology products such as, Rapaflo®, Gelnique®, and Trelstar® and a number of non-promoted products.
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

     Net revenues from our Brand segment for the three months ended September 30, 2009 increased 6.4% or $6.7 million to $112.7 million compared to net revenues of $106.0 million in the prior year period. The increase was primarily attributable to higher sales within the Specialty Products product line ($7.4 million) and higher other revenues ($4.9 million). These increases were partially offset by lower sales within the Nephrology/Medical product line ($5.6 million).
     The increase within the Specialty Products product line is primarily related to new product launches during 2009 including Rapaflo® and Gelnique® and increased sales of Androderm® transdermal patch during the period. Other revenues increased primarily due to increased revenues from the Company’s promotion of AndroGel® and Femring®. The Nephrology/Medical product line continued to experience declines in sales of Ferrlecit® during the current year quarter due to a customer transitioning to a competing product. Further declines in sales to this customer are anticipated until December 31, 2009 at which time our distribution rights for Ferrlecit® will terminate.
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
     Cost of sales for our Brand segment decreased 31.6% or $9.5 million to $20.7 million in the three months ended September 30, 2009 compared to $30.2 million in the prior year period. The decrease in cost of sales was primary related to a $7.7 million inventory reserve recorded in the third quarter of 2008 for potential quality issues involving certain batches of API for INFeD®.
Research and Development Expenses
     Brand segment R&D expenses consist predominantly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.
     Brand segment R&D expenses increased 9.7% or $1.3 million to $14.9 million in the three months ended September 30, 2009 compared to $13.6 million in the prior year period primarily due to increased clinical spending.
Selling and Marketing Expenses
     Brand segment selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.
     Brand segment selling and marketing expenses increased 12.1% or $3.5 million to $32.5 million in the three months ended September 30, 2009 as compared to $29.0 million in the prior year period primarily related to increased product promotion, field force and marketing costs to support launch activities related to Rapaflo® and Gelnique®.

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
     Net revenues from our Distribution segment for the three months ended September 30, 2009 decreased 11.4% or $19.5 million to $151.4 million compared to net revenues of $170.9 million in the prior year period. The decrease was primarily due to lower levels of new product launches in the current year quarter ($15.8 million) compared to the prior year period along with price erosion and volume decreases in the current quarter. This reduction in net revenues was partially offset by higher levels of sales in the third party brand product category ($24.4 million).
Cost of Sales
     Cost of sales for our Distribution segment decreased 10.5% or $15.2 million to $128.9 million in the three months ended September 30, 2009 compared to $144.1 million in the prior year period. Distribution segment cost of sales decreased in the current quarter in conjunction with the decrease in net revenues for the period.
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.
     Distribution segment selling and marketing expenses increased 1.7% or $0.2 million to $15.8 million in the three months ended September 30, 2009 as compared to $15.6 million in the prior year period.
Segment Contribution

	Three Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Segment contribution
Generic	$145.2	$105.7	$39.5	37.4%
Brand	44.6	33.2	11.4	34.3%
Distribution	6.7	11.2	(4.5)	(40.2)%

	$196.5	$150.1	$46.4	30.9%

as % of net revenues	29.7%	23.4%
     For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and “NOTE 3 — OPERATING SEGMENTS” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Corporate General and Administrative Expenses

	Three Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Corporate general and administrative expenses	$60.1	$42.6	$17.5	41.1%
as a % of net revenues	9.1%	6.6%
     Corporate general and administrative expenses consists mainly of the cost of personnel, facilities, insurance, professional services and litigation, which is general in nature and not directly related to specific segment operations.
     Corporate general and administrative expenses increased during the three months ended September 30, 2009 as the prior year period was favorably impacted by the settlement of a tax-related liability ($5.9 million) and the current year period included higher litigation expenses ($3.9 million), a legal settlement ($3.5 million) and higher acquisition costs ($2.4 million).
Amortization

	Three Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Amortization	$22.2	$20.2	$2.0	9.9%
as a % of net revenues	3.4%	3.2%
     The Company’s amortizable assets consist primarily of acquired product rights. For the three months ended September 30, 2009 amortization expense increased $2.0 million primarily as a result of the amortization of product rights the Company acquired in the fourth quarter of 2008 as a result of the merger between Teva Pharmaceutical Industries, Ltd. (“Teva”) and Barr Pharmaceuticals, Inc. (“Barr”).
Loss on Asset Sales and Impairment

	Three Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Loss on asset sales and impairment	$3.5	$0.3	$3.2	1,066.7%
as a % of net revenues	0.5%	0.0%
     In the three months ended September 30, 2009, we recognized a $3.5 million impairment on an API manufacturing facility in China.
     In the three months ended September 30, 2008, we recognized a $0.3 million loss on the disposal of certain property and equipment related to our business restructuring and facility rationalization activities.

Loss on Early Extinguishment of Debt

	Three Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Loss on early extinguishment of debt	$2.0	$—	$2.0	100.0%
as a % of net revenues	0.3%	0.0%
     In November 2006, we entered into a Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, (the “2006 Credit Facility”) in connection with the acquisition of the Andrx Corporation. On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility. The terms of the amendment included the repayment of $100.0 million on the term facility under the 2006 Credit Agreement not later than December 16, 2009. As a result of the $100.0 million repayment in the three months ended September 30, 2009 under the term facility, the Company’s results reflect a $0.8 million charge for losses on the early extinguishment of debt in respect of the 2006 Credit Facility.
     On September 14, 2009 the convertible contingent senior debentures (the “CODES”) were redeemed in accordance with the terms of the CODES. As a result of the redemption of the CODES, the Company’s results for the three months ended September 30, 2009 reflect a $1.2 million charge for losses on the early extinguishment of debt in respect of the CODES.
Interest Income

	Three Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Interest income	$1.0	$2.2	$(1.2)	(54.5)%
as a % of net revenues	0.2%	0.3%
     Interest income decreased for the three months ended September 30, 2009 primarily due to the decrease in interest rates over the prior year period.
Interest Expense

	Three Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Interest expense - $850.0 million Senior Notes due 2014 (the “2014 Notes”) and due 2019 (the “2019 Notes”), together the “Senior Notes”	$5.2	$—	$5.2
Interest expense - 2006 Credit Facility due 2011	1.0	3.7	(2.7)
Interest expense - CODES	2.6	3.2	(0.6)
Interest expense - other	0.2	0.1	0.1

Interest expense	$9.0	$7.0	$2.0	28.6%

as a % of net revenues	1.4%	1.1%
     Interest expense increased for the three months ended September 30, 2009 due to interest charges on the Senior Notes issued during the quarter which was partially offset by reduced interest on the CODES (redeemed in the quarter) and reduced interest on the 2006 Credit Facility (as a $150.0 million repayment was made in the quarter and due to reduced LIBOR interest rates).
Other Income

	Three Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Earnings on equity method investments	$1.5	$3.7	$(2.2)
Gain on securities	—	8.2	(8.2)
Other income	0.1	—	0.1

	$1.6	$11.9	$(10.3)	(86.6)%

as a % of net revenues	0.2%	1.9%
Earnings on Equity Method Investments
     The Company’s equity investments are accounted for under the equity method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. Earnings on equity method investments primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”).
     Scinopharm results for the three months ended September 30, 2009 were lower than the prior year period due to higher inventory reserves and higher unit costs as a result of lower manufacturing utilization during the current year period.
Gain on Sale of Securities
     On July 28, 2008 the Company sold its fifty percent interest in Somerset Pharmaceuticals, Inc. (“Somerset”) to Mylan Inc.
Provision for Income Taxes

	Three Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Provision for income taxes	$39.3	$23.0	$16.3	70.9%
Effective tax rate	38.4%	24.4%
     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes, non-deductible transaction costs and other factors which, when combined, can increase or decrease the effective tax rate.
     The higher effective tax rate for the three months ended September 30, 2009, as compared to the same period of the prior year, primarily reflects the impact of non-recurring tax benefits which occurred in 2008 related to the resolution of the Company’s Internal Revenue Service (“IRS”) exam for the years ended December 31, 2000 to 2003 (8.0%) and the sale of Somerset (4.4%). The 2009 effective tax rate is also higher than the 2008 effective tax rate due to the 2009 impact of non-deductible items including transaction costs related to the Arrow Acquisition (0.9%) and the impairment of a foreign asset (1.2%).

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
($ in millions):	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$1,181.3	$291.9	$466.4	$1,939.6	$1,038.9	$294.8	$443.8	$1,777.5
Other	19.6	48.1	—	67.7	68.3	44.5	—	112.8

Net revenues	1,200.9	340.0	466.4	2,007.3	1,107.2	339.3	443.8	1,890.3
Operating expenses:
Cost of sales(1)	676.7	66.9	391.9	1,135.5	669.7	82.1	374.9	1,126.7
Research and development	97.0	39.8	—	136.8	83.4	39.1	—	122.5
Selling and marketing	35.8	108.5	47.6	191.9	41.9	86.6	43.7	172.2

Contribution	$391.4	$124.8	$26.9	543.1	$312.2	$131.5	$25.2	468.9

Contibution margin	32.6%	36.7%	5.8%	27.1%	28.2%	38.8%	5.7%	24.8%
General and administrative				191.1				140.0
Amortization				66.1				60.6
Loss on asset sales and impairments				2.2				0.3

Operating income				$283.7				$268.0

Operating margin				14.1%				14.2%

(1)	Excludes amortization of acquired intangibles including product rights.
Generic Segment
Net Revenues
     Net revenues from our Generic segment for the nine months ended September 30, 2009 increased 8.5% or $93.7 million to $1,200.9 million compared to net revenues of $1,107.2 million from the prior year period. This increase in sales was mainly attributable to new product launches and products acquired in 2008 ($169.0 million) offset in part by a decrease in other revenue ($48.7 million) and a decrease in sales of alendronate sodium tablets due to increased competition.
     Of the $48.7 million decrease in other revenue, there was a $24.0 million decline in other revenues compared to the prior year period due to reduced royalties on sales by Sandoz, Inc. of metoprolol succinate 50 mg extended release tablets and reduced royalties on sales by GlaxoSmithKline of Wellbutrin XL® 150 mg. Sales of metoprolol succinate 50 mg declined as Sandoz, Inc. ceased shipping the product in the fourth quarter of 2008 and it is uncertain when sales will resume. Sales of Wellbutrin XL® 150 mg declined due to increased competition. Other revenue also declined as the prior year period recognized a $15.0 million milestone obligation for a 1999 Schein Pharmaceutical, Inc. litigation settlement with Barr related to Cenestin.
Cost of Sales
     Cost of sales for our Generic segment increased 1.0% or $7.0 million to $676.7 million in the nine months ended September 30, 2009 compared to $669.7 million in the prior year period. The increase in cost of sales was primarily due to higher product sales in the current year period partially offset by manufacturing efficiencies as a result of the implementation of our Global Supply Chain Initiative.

Research and Development Expenses
     Generic segment R&D expenses increased 16.2% or $13.6 million to $97.0 million in the nine months ended September 30, 2009 compared to $83.4 million in the prior year period due to higher biostudy costs ($10.7 million) and increased R&D activities in India ($3.0 million).
Selling and Marketing Expenses
     Generic segment selling and marketing expenses decreased 14.6% or $6.1 million to $35.8 million in the nine months ended September 30, 2009 compared to $41.9 million in the prior year period due primarily to cost savings as a result of the implementation of our Global Supply Chain Initiative.
Brand Segment
Net Revenues
     Net revenues from our Brand segment for the nine months ended September 30, 2009 increased 0.2% or $0.7 million to $340.0 million compared to net revenues of $339.3 million in the prior year period. The increase was primarily attributable to higher sales within the Specialty Products product line ($17.0 million) and higher other revenue ($3.6 million) which was partially offset by lower sales within the Nephrology/Medical product line ($19.9 million).
     The increase within the Specialty Products product line primarily related to the launch of Rapaflo® and Gelnique® and higher sales of certain non-promoted products in the current year period. The increase in other revenue was primarily due to increased revenues from the Company’s promotion of AndroGel® and Femring® which was partially offset by a decrease in the amount of deferred revenues recognized in the current year period. The Nephrology/Medical product line experienced declines in sales of both INFeD® and Ferrlecit® during the current year period. Lower sales of INFeD® resulted from a supply interruption of INFeD®’s API which is available from only one source. We resumed shipments of INFeD® in July 2009. Lower sales of Ferrlecit® primarily resulted from a customer transitioning to a competing product during the current year period.
Cost of Sales
     Cost of sales for our Brand segment decreased 18.6% or $15.2 million to $66.9 million in the nine months ended September 30, 2009 compared to $82.1 million in the prior year period. The decrease in cost of sales was primary related to a $7.7 million inventory reserve recorded in the third quarter of 2008 for potential quality issues involving certain batches of API for INFeD® and to lower product sales and lower unit manufacturing costs due to higher manufacturing volumes at certain manufacturing sites.
Research and Development Expenses
     Brand segment R&D expenses decreased 1.9% or $0.7 million to $39.8 million in the nine months ended September 30, 2009 compared to $39.1 million in the prior year period.
Selling and Marketing Expenses
     Brand segment selling and marketing expenses increased 25.3% or $21.9 million to $108.5 million in the nine months ended September 30, 2009 as compared to $86.6 million in the prior year period primarily related to increased product promotion, field force and marketing costs to support launch activities related to Rapaflo® and Gelnique®.

Distribution Segment
Net Revenues
     Net revenues from our Distribution segment for the nine months ended September 30, 2009 increased 5.1% or $22.6 million to $466.4 million compared to net revenues of $443.8 million in the prior year period. The increase was primarily attributable to an increase in net revenues from new products launched after the third quarter of 2008 ($52.1 million) and higher levels of sales in the brand product category ($47.8 million) which was partially offset by lower levels of sales in the current period from price erosion and volume decreases of products launched in the prior year period ($79.9 million).
Cost of Sales
     Cost of sales for our Distribution segment increased 4.6% or $17.0 million to $391.9 million in the nine months ended September 30, 2009 compared to $374.9 million in the prior year period. Distribution segment cost of sales increased in the current year period due to increased sales levels.
Selling and Marketing Expenses
     Distribution segment selling and marketing expenses increased 9.1% or $3.9 million to $47.6 million in the nine months ended September 30, 2009 as compared to $43.7 million in the prior year period primarily related to higher payroll costs.
Segment Contribution

	Nine Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Segment contribution
Generic	$391.4	$312.2	$79.2	25.4%
Brand	124.8	131.5	(6.7)	(5.1)%
Distribution	26.9	25.2	1.7	6.7%

	$543.1	$468.9	$74.2	15.8%

as % of net revenues	27.1%	24.8%
     For more information on segment contribution, refer to above Management’s Discussion and Analysis of Financial Condition and Results of Operations and “NOTE 3 — OPERATING SEGMENTS” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
Corporate General and Administrative Expenses

	Nine Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Corporate general and administrative expenses	$191.1	$140.0	$51.1	36.5%
as a % of net revenues	9.5%	7.4%
     Corporate general and administrative expenses increased during the nine months ended September 30, 2009 due to higher general and administrative expenses incurred during the current year period including a legal settlement of a patent dispute with Elan Corporation, Plc ($18.0 million), acquisition costs ($14.3 million) and higher litigation costs ($9.7 million). In addition, the prior year period was favorably impacted by the settlement of a tax-related liability ($5.9 million).

Amortization

	Nine Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Amortization	$66.1	$60.6	$5.5	9.1%
as a % of net revenues	3.3%	3.2%
     For the nine months ended September 30, 2009 amortization expense increased $5.5 million primarily as a result of the amortization of product rights the Company acquired in the fourth quarter of 2008 as a result of the merger between Teva and Barr.
Loss on Asset Sales and Impairment

	Nine Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Loss on asset sales and impairment	$2.2	$0.3	$1.9	633.3%
as a % of net revenues	0.1%	0.0%
     In January 2009, we recognized a $1.5 million gain on the sale of certain property and equipment in Dombivli, India for cash consideration of $3.0 million. In September 2009, we recognized a $3.5 million impairment on an API manufacturing facility in China.
Loss on Early Extinguishment of Debt

	Nine Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Loss on early extinguishment of debt	$2.0	$1.1	$0.9	81.8%
as a % of net revenues	0.1%	0.1%
     In November 2006, we entered into the 2006 Credit Facility in connection with the acquisition of the Andrx Corporation. On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility. The terms of the amendment included the repayment of $100.0 million on the term facility under the 2006 Credit Agreement. As a result of the $100.0 million repayment under the term facility, the Company’s results for the nine months ended September 30, 2009 reflect a $0.8 million charge for losses on the early extinguishment of debt in respect of the 2006 Credit Facility.
     On September 14, 2009 the CODES were redeemed in accordance with the terms of the CODES. As a result of the redemption of the CODES, the Company’s results for the nine months ended September 30, 2009 reflect a $1.2 million charge for losses on the early extinguishment of debt in respect of the CODES.
     During the period ended September 30, 2008, the Company prepaid $75.0 million of outstanding debt on the 2006 Credit Facility. As a result of this prepayment, loss on early extinguishment of debt for the period ended September 30, 2008 reflect debt repurchase charges of $1.1 million which consist of unamortized debt issue costs associated with the repurchased amount.

Interest Income

	Nine Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Interest income	$4.3	$6.2	$(1.9)	(30.6)%
as a % of net revenues	0.2%	0.3%
     Interest income decreased for the nine months ended September 30, 2009 primarily due to the decrease in interest rates over the prior year period.
Interest Expense

	Nine Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Interest expense - Senior Notes	$5.2	$—	$5.2
Interest expense - 2006 Credit Facility	3.9	11.3	(7.4)
Interest expense - CODES	8.9	9.4	(0.5)
Interest expense - other	0.3	—	0.3

Interest expense	$18.3	$20.7	$(2.4)	(11.6)%

as a % of net revenues	0.9%	1.1%
     Interest expense decreased for the nine months ended September 30, 2009 primarily due to reduced LIBOR rates of interest on the 2006 Credit Facility during the current year period which was partially offset by interest for the period on the Senior Notes.
Other Income

	Nine Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Earnings on equity method investments	$6.2	$9.6	$(3.4)
(Loss) gain on securities	(1.1)	9.6	(10.7)
Other income	0.1	0.1	—

	$5.2	$19.3	$(14.1)	(73.1)%

as a % of net revenues	0.3%	1.0%
Earnings on Equity Method Investments
     Scinopharm results for the nine months ended September 30, 2008 were higher than the current year period due to product launches at the beginning of 2008. Scinopharm results were negatively impacted in the nine months ended September 30, 2009 due to higher inventory reserves and higher unit costs as a result of lower manufacturing utilization.

(Loss) Gain on Securities
     In the nine months ended September 30, 2009 the Company recorded an other-than-temporary impairment charge of $2.2 million related to our investment in common shares of inVentiv Health, Inc. (“inVentiv”) as the fair value of our investment fell below our carrying value. This loss was partially offset by the receipt of cash proceeds of $1.1 million as additional consideration on the sale of our investment in Adheris, Inc.
     In the nine months ended September 30, 2008 the Company sold its fifty percent interest in Somerset to Mylan Inc. and received common shares of inVentiv and cash as additional proceeds on the sale of our investment in Adheris, Inc. which was recorded as a gain on securities.
Provision for Income Taxes

	Nine Months Ended September 30,		Change
($ in millions):	2009	2008	Dollars	%
Provision for income taxes	$107.8	$89.7	$18.1	20.2%
Effective tax rate	39.5%	33.0%
     The higher effective tax rate for the nine months ended September 30, 2009, as compared to the same period of the prior year, primarily reflects the impact of non-recurring tax benefits which occurred in 2008 related to the resolution of the Company’s IRS exam for the years ended December 31, 2000 to 2003 (2.6%) and the sale of Somerset (1.5%). The 2009 effective tax rate is also higher than the 2008 effective tax rate due to the 2009 impact of non-deductible items including transaction costs related to the Arrow Acquisition (2.0%) and the impairment of a foreign asset (0.5%).
Liquidity and Capital Resources
Working Capital Position
     Working capital at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30,	December 31,	Increase
($ in millions):	2009	2008	(Decrease)
Current Assets:
Cash and cash equivalents	$812.9	$507.6	$305.3
Marketable securities	13.1	13.2	(0.1)
Accounts receivable, net of allowances	377.1	305.0	72.1
Inventories	505.7	473.1	32.6
Other	176.5	159.5	17.0

Total current assets	1,885.3	1,458.4	426.9

Current liabilities:
Accounts payable and accrued expenses	399.1	381.3	17.8
Short-term debt and current portion of long-term debt	1.6	53.2	(51.6)
Other	39.2	47.5	(8.3)

Total current liabilities	439.9	482.0	(42.1)

Working Capital	$1,445.4	$976.4	$469.0

Current Ratio	4.29	3.03

     Watson’s primary source of liquidity is cash from operations. Net working capital at September 30, 2009 was $1,445.4 million, compared to $976.4 million at December 31, 2008. The increase in working capital was due to cash flow from operations and the issue of $850.0 million under the Senior Notes. On July 1, 2009, the

Company entered into an amendment to the 2006 Credit Facility which, among other things, required the repayment of $100.0 million of the $250.0 million outstanding not later than December 16, 2009. During the quarter ended September 30, 2009, the $100.0 million was repaid under the term facility of the 2006 Credit Facility and an additional $50.0 million was repaid under the revolving facility of the 2006 Credit Facility. Additionally, the outstanding amount of the CODES was redeemed during the quarter ended September 30, 2009.
     The Company announced the Arrow Acquisition on June 17, 2009. The Company intends to fund the cash portion of the consideration by using available cash and borrowings under the 2006 Credit Facility.
     We expect that 2009 cash flows from operating activities will continue to exceed net income. In addition, management expects that cash flows from operating activities, available credit lines and available cash balances will fund our operating liquidity needs and our Arrow Acquisition obligations within the next year.
Cash Flows from Operations
     Summarized cash flow from operations is as follows:

	Nine months ended September 30,
($ in millions):	2009	2008
Net cash provided by operating activities	$235.6	$240.2
     Cash flows from operations represent net income adjusted for certain operations related non-cash items and changes in certain assets and liabilities. For the nine months ended September 30, 2009, cash provided by operating activities was $235.6 million, compared to $240.2 million in the nine months ended September 30, 2008. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation.
Investing Cash Flows
     Our cash flows from investing activities are summarized as follows:

	Nine months ended September 30,
($ in millions):	2009	2008
Net cash used in investing activities	$55.0	$35.3
     Investing cash flows consist primarily of expenditures related to capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. Net cash used in investing activities for the nine months ended September 30, 2009 was higher than 2008 levels due to higher expenditures on acquired product rights in 2009 and 2008 reflects the proceeds from the sale of Somerset.

Financing Cash Flows
     Our cash flows from financing activities are summarized as follows:

	Nine months ended September 30,
($ in millions):	2009	2008
Net cash provided by (used in) financing activities	$124.7	$(70.1)
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock awards. For the nine months ended September 30, 2009, net cash provided by financing activities was $124.7 million compared to $70.1 million used in financing activities during the nine months ended September 30, 2008. Cash provided by financing activities in the nine months ended September 30, 2009 primarily related to net proceeds received from the issue of $850.0 million under the Senior Notes less repayments under the 2006 Credit Facility and redemption of the CODES. Cash used in financing activities in the prior year period primarily related to a $75.0 million prepayment of the 2006 Credit Facility.
Debt and Borrowing Capacity
     Our outstanding debt obligations are summarized as follows:

	September 30,	December 31,	Increase
($ in millions):	2009	2008	(Decrease)
Short-term debt and current portion of long-term debt	$1.6	$53.2	$(51.6)
Long-term debt	997.4	824.7	172.7

Total debt	$999.0	$877.9	$121.1

Debt to capital ratio	30.2%	29.4%
     During the period ended September 30, 2009, the CODES debt was redeemed. On August 24, 2009, the Company gave notice to Wells Fargo Bank, National Association, as trustee of the CODES (the “Trustee”), and the Trustee delivered an irrevocable notice of redemption to the holders of the CODES that the Company elected to redeem the CODES for cash at a price equal to 100% of the principal amount of the CODES, plus interest accrued and unpaid to, but excluding, the redemption date. On September 14, 2009 the CODES were redeemed in accordance with the terms of the CODES. As a result of the redemption of the CODES, the Company’s results for the nine months ended September 30, 2009 reflect a $1.2 million charge for losses on the early extinguishment of debt in respect of the CODES. For additional information regarding the terms of the CODES, refer to “NOTE 9 — Long-Term Debt” of our Annual Report on Form 10-K for the year ended December 31, 2008.
     On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility which, among other things, provides certain modifications and clarifications with respect to refinancing of the Company’s outstanding indebtedness, allows an increase in the Company’s ability to incur general unsecured indebtedness from $100.0 million to $500.0 million and provides an exclusion from certain restrictions under the 2006 Credit Facility on up to $151.4 million of certain anticipated acquired indebtedness under the pending Arrow Acquisition. The terms of the amendment also required the repayment of $100.0 million on the term facility under the 2006 Credit Agreement. During the quarter ended September 30, 2009, the $100.0 million was repaid under the term facility of the 2006 Credit Facility and an additional $50.0 million was repaid under the revolving facility of the 2006 Credit Facility. As a result of the $100.0 million repayment under the term facility, the Company’s results for the nine months ended September 30, 2009 reflect a $0.8 million charge for losses on the early extinguishment of debt in respect of the 2006 Credit Facility.

     During the period ended September 30, 2008, we prepaid $75.0 million of the amount outstanding under the 2006 Credit Facility. As a result of this prepayment, our results for the nine months ended September 30, 2008 reflect a $1.1 million debt repurchase charge.
     As of September 30, 2009, $150.0 million was outstanding on the senior term loan facility of the 2006 Credit Facility. The remaining amount outstanding on the 2006 Credit Facility is due November 2011.
     Under the terms of the 2006 Credit Facility, each of our domestic subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several bases. We are subject to, and, as of September 30, 2009, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.59 billion;

•	maintenance of a maximum leverage ratio not greater than 2.75 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At September 30, 2009, our net worth was $2.31 billion, and our leverage ratio was 1.55 to 1.0. Our interest coverage ratio for the three months ended September 30, 2009 was 25.0 to 1.0.
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
Long-term Obligations
     The following table updates our enforceable and legally binding debt obligations as of September 30, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 due to the significant transactions involving our debt obligations in the period ended September 30, 2009. Some of the amounts included herein are based on management’s estimates and assumptions about these obligations. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest on Debt)
		Less than
(in millions):	Total	1 year	1-3 years	4-5 years	After 5 years
Long-term debt and other debt(1)	$1,356.6	$50.2	$292.8	$518.7	$494.9

(1)	Amounts represent total anticipated cash payments and anticipated interest payments on our 2006 Credit Facility, the Senior Notes and the short-term portion of our debt obligations assuming existing debt maturity schedules. Any prepayment of or additional borrowings under our 2006 Credit Facility would change anticipated interest payments and the amount of principal amounts due under the 2006 Credit Facility. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations
     At September 30, 2009, apart from changes in our debt obligations as presented in the above table, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Accounting Pronouncements
     On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification”) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with generally accepted accounting principles (“GAAP”). In accordance with the Codification, any references to accounting literature will be to the relevant topic of the Codification or will be presented in plain English. The Codification is not intended to change or alter existing GAAP. The adoption of the Codification did not have a material impact on the Company’s condensed consolidated financial statements.
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair-value measurements. The Company adopted the provisions of the guidance effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (refer to “NOTE 9 — FAIR VALUE MEASUREMENT” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, the guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of the provisions of the guidance for nonfinancial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.
     In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. The guidance alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. The guidance is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company expects the adoption of the guidance will have a significant impact on the Company’s condensed consolidated financial statements upon the closing of the Arrow Acquisition. In the nine months ended September 30, 2009, the Company recorded acquisition expenses in the amount of $14.3 million in accordance with provisions of the guidance.
     In December 2007, the FASB issued authoritative guidance for noncontrolling interests. The guidance establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company currently has no noncontrolling interests and accordingly the adoption of the provisions of the guidance did not have a material impact on its condensed consolidated financial statements. However, the application of the guidance may have an impact on acquisitions we consummate after January 1, 2009.
     In April 2008, the FASB issued a staff position that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB’s issued guidance for goodwill and other intangible assets, and also requires expanded disclosure related to the determination of intangible asset useful lives. The statement is effective for fiscal years beginning after December 15, 2008. The adoption of the statement did not have a material impact on the Company’s condensed consolidated financial statements.
     In May 2009, the FASB issued authoritative guidance for subsequent events which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. The guidance is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of the provisions of the guidance beginning in the quarter ended June 30, 2009 did not have a material impact on the Company’s condensed consolidated financial statements.

     In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires an enterprise to perform a qualitative analysis when determining whether or not to consolidate a VIE. The amendment requires an enterprise to continuously reassess whether it must consolidate a VIE and also requires enhanced disclosures about an enterprise’s involvement with VIE and any significant change in risk exposure due to that involvement, as well as how its involvement with a VIE impacts the enterprise’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of the adoption of this amendment on the Company’s condensed consolidated financial statements.
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
Investment Risk
     As of September 30, 2009, our total holdings in equity securities of other companies, including equity-method investments and available-for-sale securities, were $68.6 million. Of this amount, we had equity-method investments of $66.9 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $1.5 million (included in marketable securities and investments and other assets).
     We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments, below our accounting basis, are other than temporary.
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our non-equity investment portfolio and our floating rate debt. Available cash balances in excess of normal operating needs is invested in A-rated money market mutual funds.
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
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair value of our 2006 Credit Facility approximated its carrying value on September 30, 2009. As of September 30, 2009, the fair value of our Senior Notes was approximately $37.0 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
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
     There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2008 and “Legal Matters” in “NOTE 10 — CONTINGENCIES” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in “ITEM 1A. to PART II” of our Quarterly Report for the quarterly period ended June 30, 2009. There were no material changes from these risk factors during the three months ended September 30, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended September 30, 2009, the Company repurchased approximately 29,000 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $1.0 million as follows:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicaly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
July 1 - 31, 2009	1,000	$33.24	—	—
August 1 - 31, 2009	21,000	$34.82	—	—
September 1 - 30, 2009	7,000	$34.81	—	—
ITEM 6. EXHIBITS
     (a) Exhibits:
          Reference is hereby made to the Exhibit Index on page 44.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ R. Todd Joyce
R. Todd Joyce
Senior Vice President — Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)
Date: November 6, 2009

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended September 30, 2009

Exhibit
No.	Description

1.1	Underwriting Agreement by and among the Company and Banc of America Securities LLC and Barclays Capital Inc., as representatives of the several underwriters named therein, dated as of August 18, 2009, is incorporated by reference to Exhibit 1.1 to the Company’s August 18, 2009 Form 8-K.

4.1	Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, is incorporated by reference to Exhibit 4.1 to the Company’s August 18, 2009 Form 8-K.

4.2	First Supplemental Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, including the forms of the Company’s 5.000% Senior Notes due 2014 and 6.125% Senior Notes due 2019, is incorporated by reference to Exhibit 4.2 to the Company’s August 18, 2009 Form 8-K.

*10.1	Second Amendment to Watson Pharmaceuticals, Inc. Key Employment Agreement entered into as of August 13, 2009 by and between Thomas R. Russillo and the Company.

*10.2	Key Employment Agreement entered into as of October 30, 2009 by and between R. Todd Joyce and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s October 30, 2009 Form 8-K.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

*  Compensation Plan or Agreement