Form 10-K
period 2009-12-31
WATSON PHARMACEUTICALS INC
filed 2010-03-01
CIK 884629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2009:

$3,559,249,000 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant’s Common Stock outstanding on February 22, 2009: 123,516,219

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2010 Annual Meeting of Stockholders, to be held on May 7, 2010. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2009.

WATSON PHARMACEUTICALS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.	BUSINESS

Business Overview

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) is a leading specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic (off-patent) and brand pharmaceutical products. We operate in approximately 20 countries with our key commercial market being the United States of America (“U.S”). As of December 31, 2009, we marketed approximately 170 generic pharmaceutical product families and 30 brand pharmaceutical product families through our Global Generic and Global Brand Divisions, respectively, and distributed approximately 8,000 stock-keeping units (“SKUs”) through our Distribution Division.

Our principal executive offices are located at 311 Bonnie Circle, Corona, California, 92880. Our Internet website address is www.watson.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room or electronically through the SEC website (www.sec.gov). Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information. See “ITEM 1A. RISK FACTORS-CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” in this Annual Report on Form 10-K (“Annual Report”).

Acquisition of Arrow

On December 2, 2009, Watson completed its acquisition of all the outstanding shares of common stock of Robin Hood Holdings Limited, a Malta private limited liability company, and Cobalt Laboratories, Inc., a Delaware corporation (together the “Arrow Group”) for cash, stock and certain contingent consideration (the “Arrow Acquisition”). In accordance with the terms of the share purchase agreement dated June 16, 2009, as amended on November 26, 2009 (together the “Acquisition Agreement”), the Company acquired all the outstanding shares of common stock of the Arrow Group for the following consideration:

•	The payment of cash and the assumption of certain liabilities totaling $1.05 billion;

•	Approximately 16.9 million restricted shares of Common Stock of Watson (the “Restricted Common Stock”);

•	200,000 shares of newly designated mandatorily redeemable, non-voting Series A Preferred Stock of Watson (the “Mandatorily Redeemable Preferred Stock”) placed in an indemnity escrow account for the benefit of the former shareholders of the Arrow Group (the “Arrow Selling Shareholders”). The Arrow Selling Shareholders will be entitled to the proceeds of the Mandatorily Redeemable Preferred Stock in 2012, less the amount of any indemnity payments; and

•	Certain contingent consideration based on the after-tax gross profits on sales of the authorized generic version of Lipitor® (atorvastatin) in the U.S. calculated and payable as described in the Acquisition Agreement.

Founded in 2000, Arrow Group has been one of the fastest growing generic pharmaceutical companies in the world, growing from $18 million in revenue in 2001 to $647 million in 2008. Over the past seven years, Arrow has invested more than $320 million in product research and development and markets more than 100 molecules, including more than 50 internally developed generic products. Arrow’s product research and development is supported by extensive expertise in international intellectual property and regulatory affairs. The organization’s knowledge of local regulatory requirements has enabled it to establish a strong track record of regulatory approvals across the markets where Arrow has operations. Arrow Group operating results are included in the Global Generic segment subsequent to the date of acquisition.

As a result of the Arrow Acquisition, Watson also acquired a 36% ownership interest in Eden Biopharm Group (“Eden”), a company which provides development and manufacturing services for early-stage biotech companies, which will provide a long-term foundation for generic biologics. In January, 2010, we purchased the remaining interest in Eden for $15.0 million. Eden will be part of our Global Brand division and will maintain its established contract services model, while providing the Company with biopharmaceutical development and manufacturing capabilities. Arrow currently has strong commercial operations in established markets such as the U.S., Canada, the United Kingdom (“U.K.”). and France. The Company also has a platform established for growth in solid markets such as Australia, New Zealand, Brazil, Scandanavia and Germany and opportunities in emerging markets such as Central and Eastern Europe, Turkey, Japan and South Africa. Watson expects to leverage Arrow Group’s current commercial operations and intends to expand its global footprint in these markets through joint ventures, acquisitions or entering into licensing agreements.

Business Description

Prescription pharmaceutical products in the U.S. generally are marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Distribution Segment, we distribute pharmaceutical products, primarily generics, which have been commercialized by us and others, to independent and chain pharmacies and physicians’ offices. As a result of the differences between the types of products we market and/or distribute and the methods we distribute products, we operate and manage our business as three operating segments: Global Generics, Global Brands and Distribution. Outside the U.S., our operations are primarily in the U.K. and Western Europe. In many of these markets, there is limited generic substitution by pharmacists and as a result, products are often promoted to pharmacies. Therefore, physician and pharmacist loyalty to a specific company’s generic product can be a significant factor in obtaining market share.

Business Strategy

We apply three key strategies to grow our Global Generics and Global Brand pharmaceutical businesses: (i) internal development of differentiated and high demand products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our existing portfolio. We believe our three-pronged strategy will allow us to expand both our brand and generic product offerings. Our Distribution business distributes products for over 200 suppliers and is focused on providing next-day delivery and responsive service to its customers. Our Distribution business also distributes a number of Watson generic and brand products. During 2009, the Distribution business had 12 substantial new product launches.

With the Arrow Acquisition, we now have commercial operations in a number of established international markets with the opportunity for rapid growth in many emerging markets around the world. We believe a global presence will allow us to expand our revenue base and manage risk through diversification. We expect to capitalize on opportunities for growth within these new markets. Additionally, we will continue to look for opportunities to enhance these capabilities through further strategic collaborations or acquisitions.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at anytime. See “Item 1A. Risk Factors — Risks Related to Our Business” in this Annual Report.

Global Generics Segment

Watson is a leader in the development, manufacturing and sale of generic pharmaceutical products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. These generic products are bioequivalent to their brand name counterparts and are generally sold at significantly lower prices than the brand product. As such, generic pharmaceuticals provide an effective and cost-efficient alternative to brand products. Our portfolio of generic products includes products we have developed internally, products we have licensed from third parties and products we distribute for third parties. Net revenues in our Global Generic segment accounted for $1.67 billion or approximately 60% of our total net revenues in 2009.

Generics Strategy

Our Global Generic business is focused on maintaining a leading position within the U.S. generics market and strengthening our global position by offering a consistent and reliable supply of quality generic products.

The Arrow Acquisition is an example of this strategy. Arrow Group operating results are included in the Global Generic segment subsequent to the date of acquisition except for operating results from Eden which will be included in the Global Brand segment. With the Arrow Acquisition, we now have commercial operations in a number of established international markets with the opportunity for growth in many emerging markets around the world. We believe a global presence will allow us to expand our revenue base and manage risk through diversification. We expect to capitalize on opportunities for growth within these new markets. Additionally, we will continue to look for opportunities to enhance these capabilities through further strategic collaborations or acquisitions.

Our strategy is to develop generic pharmaceuticals that are difficult to formulate or manufacture or will complement or broaden our existing product lines. Since the sales and unit volumes of our brand products will likely decrease upon the introduction of generic alternatives, we also intend to market generic alternatives to our brand products where market conditions and the competitive environment justify such activities. Additionally, we may distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business.

We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations. Execution of these initiatives will allow us to maintain competitive pricing on our products. We are leveraging our broad product line by expanding commercial operations outside the U.S.

Generic Product Portfolio

Our portfolio of approximately 170 generic pharmaceutical product families includes the following key products which represented approximately 60% of total Global Generic segment product revenues in 2009:

Watson Generic Product	Comparable Brand Name	Therapeutic Classification

Bupropion hydrochloride SR	Zyban®	Aid to smoking cessation
Bupropion hydrochloride SR	Wellbutrin SR®	Anti-depressant
Bupropion hydrochloride XL	Wellbutrin XL®	Anti-depressant
Desmopressin acetate	DDAVP®	Antidiuretic
Diclofenac sodium	Arthrotec®	Osteoarthritis and rheumatoid arthritis
Dronabinol	Marinol®	Antiemetic
Fentanyl transdermal system	Duragesic®	Analgesic/narcotic combination
Glipizide ER	Glucotrol® XL	Anti-diabetic
Hydrocodone bitartrate/ acetaminophen	Lorcet®, Vicodin®, Lortab®, Norco®/Anexia	Analgesic
Levora®	Nordette®	Oral contraceptive
Low-Ogestrel®	Lo-Ovral®	Oral contraceptive
Lutera®	Alesse®	Oral contraceptive
Metoprolol succinate ER	Toprol XL®	Anti-hypertensive
Microgestin®/Microgestin® Fe	Loestrin®/Loestrin® Fe	Oral contraceptive
Necon®	Ortho-Novum®, Modicon®	Oral contraceptive
Nicotine polacrilex gum	Nicorette®	Aid to smoking cessation
Oxycodone/acetaminophen	Percocet®	Analgesic
Potassium XR	Micro-K®	Hypokalemia
Quasense	Seasonale®	Oral contraceptive
Taztia XT®	Tiazac	Anti-hypertensive
TriNessatm	Ortho Tri-Cyclen®	Oral contraceptive

Our Global Generic business also receives other revenues consisting primarily of royalties and commission revenue. During 2009, we promoted fentanyl citrate troche on behalf of Cephalon, Inc. (“Cephalon”) and received commission revenue based on Cephalon’s sales. We also received royalties on GlaxoSmithKline’s sales of Wellbutrin XL® 150mg. We also received royalties on sales by Sandoz Pharmaceutical Corporation (“Sandoz”), a subsidiary of Novartis AG, of metoprolol succinate 50 mg extended release tablets. Other revenue totaled $26.4 million for 2009 or 1.6% of our total Global Generic segment net revenue.

In the U.S., we predominantly market our generic products to various drug wholesalers, mail order, government and national retail drug and food store chains utilizing 21 sales and marketing professionals. We sell our generic prescription products primarily under the “Watson Laboratories” and “Watson Pharma” labels, with the exception of our over-the-counter generic products which we sell under our Rugby® label or under private label.

During 2009, we expanded our generic product line with the launch of 8 generic products. Key launches in 2009 included Metoprolol ER 25mg and 50mg, NextChoicetm, Nicotine Gum Fruit Chill, Nicotine Gum Fresh Mint, Nicotine Gum Cinnamon and Galantamine ER.

Watson currently has the leading U.S. market position in generic oral contraceptives with over 25 different oral contraceptive products and a 36% market share. Our top five oral contraceptives TriNessa®, Low-Ogestrel®, Necon®, Lutera® and Microgestin®, account for almost 50% of the total Watson oral contraceptives portfolio. Key products in the pipeline include Yaz®, Yasmin®, Seasonique®, LoSeasonique® and generic Tri-Cyclen Lo®.

Operations in Key International Markets

Outside the U.S., our operations are primarily in Canada, the U.K. and Western Europe. In many of these markets, there is limited generic substitution by pharmacists and as a result, products are often promoted to pharmacies. Therefore, physician and pharmacist loyalty to a specific company’s generic product can be a significant factor in obtaining market share.

Canada

Canada’s generics market, with an estimated value of over $5 billion, is the eighth largest generic market in the world. Generic pharmaceuticals are substituted at the pharmacy.

With the Arrow Acquisition, we now do business in Canada as Cobalt Laboratories. We market 49 products and 160 SKUs. In Canada, we have 40 sales representatives promoting our products to pharmacies. We expect to launch approximately five major products in Canada by the end of 2010, including atorvastatin, a generic version of Lipitor®.

U.K.

The U.K. generics market has an estimated value of over $4 billion and is one of the world’s largest in terms of both size and generic penetration. The U.K. government has direct control over pricing and reimbursement.

With the Arrow Acquisition, we now do business in the U.K. as Arrow Generics and currently market 250 different products and 110 molecules. We also have alliances to assist in the distribution of these products. In the U.K., we expect to launch approximately nine new products in 2010.

France

France has an estimated generics market value of $3.5 billion. The French government regulates and promotes generics and incentivizes pharmacists to dispense them. There are approximately 23,000 pharmacies in France. It is a strong branded generic market where substitution at the pharmacy level is limited.

With the Arrow Acquisition, we now do business in France as Arrow Generiques and markets 128 different molecules. We have over 65 sales representatives calling on the individual pharmacies. The generic register is expected to grow with doctors incented to prescribe generics.

We expect to launch approximately 17 new products in the French market in 2010. There are also a number of brand products losing exclusivity between now and the end of 2012, creating future opportunities for growth in this market.

Australia

Australia has a sizable generic prescription market of approximately $1.3 billion. Regulatory pricing and reimbursement are favorable to increased use of generics.

The opportunities for generic product exclusivity in Australia are significant. We currently distribute approximately 19 products primarily through our alliance with Sigma Pharmaceuticals.

Generic Research and Development

We devote significant resources to the research and development (“R&D”) of generic products and proprietary drug delivery technologies. Watson incurred Global Generic segment R&D expenses of approximately $140.0 million in 2009, $119.0 million in 2008 and $102.0 million in 2007. We are presently developing a number of generic products through a combination of internal and collaborative programs.

Our Global Generic R&D strategy focuses on the following product development areas:

•	off-patent drugs that are difficult to develop or manufacture, or that complement or broaden our existing product lines;

•	the development of sustained-release and other drug delivery technologies and the application of these technologies to existing drug forms; and

•	using in-house technologies to develop new products.

As of December 31, 2009, we conducted R&D in Corona, California; Davie and Weston, Florida; Copiague, New York; Salt Lake City, Utah; Changzhou City, People’s Republic of China, Ambernath and Mumbai, India, Mississauga, Canada and Melbourne, Australia.

In 2009, our product development efforts resulted in the filing of 36 Abbreviated New Drug Applications (“ANDAs”). At December 31, 2009, we had more than 100 ANDAs on file. See the “Government Regulation and Regulatory Matters” section below for a description of our process for obtaining U.S. Food and Drug Administration (“FDA”) approval for our products. See also “Item 1A. Risk Factors — Risks Related to our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report.

Global Brand Segment

Newly developed pharmaceutical products normally are patented and, as a result, are generally offered by a single provider when first introduced to the market. We currently market a number of branded products to physicians, hospitals, and other markets that we serve. We classify these patented and off-patent trademarked products as our brand pharmaceutical products. During 2009, we launched Rapaflo® our new alpha-blocker for the treatment of the signs and symptoms of benign prostatic hyperplasia (“BPH”) and Gelnique® a topical gel for the treatment of overactive bladder, which we believe may provide greater patient acceptance and compliance than current therapies. Net revenues in our Global Brand segment accounted for $461.0 million or approximately 16.5% of our total net revenues in 2009. Typically, our brand products realize higher profit margins than our generic products.

Our portfolio of 30 brand pharmaceutical product families includes the following products, which represented approximately 60% of total Global Brand segment product revenues in 2009:

Watson Brand Product	Active Ingredient	Therapeutic Classification

Androderm®	Testosterone (transdermal patch)	Male testosterone replacement
Condylox	Podofilox	Antiviral
Cordran	Flurandrenolide	Corticosteroid
Fioricet	Butalbital, acetaminophen, caffeine and codeine	Analgesic
Gelnique®	Oxybutnin Chloride (gel 10)%	Overactive bladder
INFeD®	Iron dextran	Hematinic
Norco	Hydrocodone bitartrate and acetaminophen	Analgesic
Oxytrol®	Oxybutnin (transdermal patch)	Overactive bladder
Rapaflo®	Silodosin	Benign prostatic hyperplasia
Trelstar® DEPOT	Triptorelin pamoate injection	Prostate cancer
Trelstar® LA	Triptorelin pamoate injection	Prostate cancer

We market our brand products through approximately 350 sales professionals. Our sales and marketing efforts focus on physicians who specialize in the diagnosis and treatment of particular medical conditions and each group offers products to satisfy the unique needs of these physicians. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. We generally sell our brand products under the “Watson Pharma” label.

Throughout 2009, Watson’s sales and marketing groups targeted selected specialty therapeutic areas because of their potential growth opportunities and the size of the physician audience. We believe that the nature of these markets and the identifiable base of physician prescribers provided us with opportunities to achieve significant market penetration through our specialized sales forces.

On December 31, 2009, Watson’s license, supply and distribution agreements with Sanofi Aventis for Ferrlecit® expired.

Our Brand Global segment also receives other revenues consisting of co-promotion revenue and royalties. We promote AndroGel® on behalf of Unimed Pharmaceuticals, Inc., a wholly owned subsidiary of Solvay Pharmaceuticals, Inc. (“Solvay”), and Femring® on behalf of Warner Chilcott. We expect to continue this strategy of supplementing our existing brand revenues with co-promoted products within our targeted therapeutic areas. Other revenue totaled $67.0 million for 2009 or 14.6% of our total Global Brand segment net revenue.

Currently, our Global Brand business focuses on products that we market to urologists, gynecologists, targeted primary care physicians and certain institutions including clinics and hospitals. We actively promote Rapaflo®, Gelnique®, Trelstar Depot® and Trelstar® LA (collectively “Trelstar®”) and INFeD®. We also promote AndroGel® on behalf of Solvay and Femring®on behalf of Warner Chilcott Ltd.

Brand Research and Development

We devote significant resources to the R&D of brand products and proprietary drug delivery technologies. A number of our brand products are protected by patents and have enjoyed market exclusivity for 5 to 10 years and sometimes even longer. We incurred Global Brand segment R&D expenses of $57.0 million in 2009, $51.0 million in 2008 and $42.0 million in 2007.

Our Global Brand R&D strategy focuses on the following product development areas:

•	the application of proprietary drug-delivery technology for new product development in specialty areas; and

•	the acquisition of mid-to-late development-stage brand drugs.

We are presently developing a number of brand products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs. In connection with the Arrow Acquisition, we also acquired ownership in Eden, a company involved in the research and development of biologics.

Products in the brand pipeline include a six month formulation of Trelstar®, Uracyst®, for the treatment of cystitis and a new formulation of Androderm 2nd Generation for the treatment of male testosterone replacement therapy. We also have a number of women’s health products in development, including two novel oral contraceptives with New Drug Applications (“NDA”) pending and two novel long-acting contraceptives in late stage development.

Brand Business Development

In 2009, we entered into agreements with Warner Chilcott, Ltd. for our Brand sales force to promote Femring® to gynecologists in the U.S. We also licensed an oral contraceptive from Warner Chilcott Ltd. that is currently under FDA review.

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

We presently distribute products from our facilities in Weston, Florida and Groveport, Ohio. For the year ended December 31, 2009, approximately 66% of our Distribution sales were shipped from our Groveport, Ohio facility and 34% from our Weston, Florida facility, though this percentage can vary. While our Weston, Florida facility is operating at 70% capacity, our 355,000 square foot Ohio distribution center currently operates at approximately 35% capacity, and provides us with additional distribution capacity for the U.S. market.

Strategic Alliances and Collaborations

In 2004, we entered into an exclusive licensing agreement with Kissei Pharmaceutical Co., Ltd. (“Kissei”) to develop and market Rapaflo® for the North American market. The compound was originally developed and launched by Kissei in Japan as Urief® and is marketed in Japan in cooperation with Daiichi Sankyo Pharmaceutical Co., Ltd. for the treatment of the signs and symptoms of BPH.

In October 2006, we entered into an agreement with Solvay to utilize Watson’s Brand sales force to co-promote AndroGel® to urologists in the U.S.

Through a R&D and supply agreement with Takeda Chemical Industries, Ltd. (“Takeda”), we provide contract R&D and manufacturing services to develop a combination product consisting of Takeda’s Actos® (pioglitazone) and our extended-release metformin, which is administered once a day for the treatment of Type 2 diabetes. We are responsible for the formulation and manufacture of this combination product and Takeda is responsible for obtaining regulatory approval of and marketing this combination product, both in the U.S. and in other countries. Takeda received approval for its Acto plus MET XR product in 2009.

Financial Information About Segments

Watson evaluates the performance of its Global Generics, Global Brand and Distribution business segments based on net revenues and net contribution. Summarized net revenues and contribution information for each of the last three fiscal years, where applicable, is presented in “NOTE 13 — Operating Segments” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Customers

In our Global Generic and Global Brand operations, we sell our generic and brand pharmaceutical products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. In our Distribution business, we distribute generic and certain select brand pharmaceutical products to independent pharmacies, members of buying groups, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains and physicians’ offices.

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The following table illustrates those customers and the respective percentage of our net revenues for which they account:

Customer	2009	2008	2007

Walgreen Co.	13%	11%	11%
McKesson Corporation	11%	11%	12%

McKesson and certain of our other customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. As a result, a small number of large, wholesale distributors and large chain drug stores control a significant share of the market. This concentration may adversely impact pricing and create other competitive pressures on drug manufacturers. Our Distribution business competes directly with our large wholesaler customers with respect to the distribution of generic products.

The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “Item 1A. Risk Factors — Risk Relating to Investing in the Pharmaceutical Industry” in this Annual Report.

Competition

The pharmaceutical industry is highly competitive. In our Global Generic and Global Brand product operations, we compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems. Such competitors include the major brand name and generic manufacturers of pharmaceutical products. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

Competing in the brand product business requires us to identify and bring to market new products embodying technological innovations. Successful marketing of brand products depends primarily on the ability to communicate their effectiveness, safety and value to healthcare professionals in private practice, group practices and receive formulary status from managed care organizations. We anticipate that our brand product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reevaluate our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities. Our competitors in brand products include major brand name manufacturers of pharmaceuticals. Based on total assets, annual revenues and market capitalization, our Global Brand segment is considerably smaller than many of these competitors and other global competitors in the brand product area. Many of our competitors have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for certain contracted business, such as the Pharmacy Benefit Manager business, and for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

We actively compete in the generic pharmaceutical industry. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire or are successfully challenged, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically declines, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products as Authorized Generics. Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Mylan Inc. and Sandoz (a division of Novartis AG). See “Item 1A. Risk Factors — Risks Related to Our Business — The pharmaceutical industry is highly competitive.” in this Annual Report.

In our Distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which distribute both brand and generic pharmaceutical products to their customers. These same companies are significant customers of our Global Generic and Global Brand pharmaceutical businesses. As generic products generally have higher gross margins than brand products for a pharmaceutical distribution business, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a majority of their generic pharmaceutical products from the primary wholesaler. As we do not offer a broad portfolio of brand products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. Additionally, generic manufacturers are increasingly marketing their products directly to drug store chains with warehousing facilities and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

Manufacturing, Suppliers and Materials

During 2009, we manufactured many of our own finished products at our plants in Corona, California; Davie, Florida; Goa, India; Carmel, New York; Copiague, New York and Salt Lake City, Utah. As part of an ongoing effort to optimize our manufacturing operations, we have implemented several cost reduction initiatives, which included the transfer of several solid dosage products from our Carmel, New York facility to our Goa, India facility, and the ongoing implementation of our Global Supply Chain Initiative at certain of our U.S. manufacturing facilities.

We have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our internal product development efforts in our Goa and Ambernath, India facilities. Our Ambernath, India facility also develops and manufactures API for third parties.

Arrow Group adds three manufacturing facilities to the Company’s manufacturing operations with plants in Canada, Malta and Brazil.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Our Corona, California facility is currently subject to a consent decree of permanent injunction. See “Item 1A. Risk Factors — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” Also refer to Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

We contract with third parties for the manufacture of certain of our products, some of which are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues, such as bupropion hydrochloride sustained-release tablets and a number of our oral contraceptive products. Third-party manufactured products accounted for approximately 53%, 58% and 57% of our product net revenues in 2009, 2008 and 2007, respectively.

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

We continue to make substantial progress on our Global Supply Chain Initiative and the transfer of product manufacturing from our New York facility to our Florida, California, and Goa, India sites. At the end of 2009, approximately 20% of our internally sourced manufactured product was produced from our Goa, India facility. By the end of 2010, we plan to close our New York solid dosage manufacturing facility. Additionally, we continue to implement operational efficiency programs at our manufacturing sites.

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our Global Brand business. Our success with our brand products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented.

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

Pharmaceutical companies with brand products are increasingly suing companies that produce off-patent forms of their brand name products for alleged patent infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an ANDA in the U.S. seeking approval of a generic equivalent to a brand drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the brand drug has expired, in which case, the ANDA will be approved by the FDA no earlier than the expiration or final finding of invalidity of such patent(s). On the other hand, we could certify that we believe the patent or patents listed as covering the brand drug are invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the brand drug. In that case, we are required to notify the brand product holder or the patent holder that such patent is invalid or is not infringed. If the patent holder sues us for patent infringement within 45 days from receipt of the notice, the FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless the lawsuit is resolved in our favor in less time or a shorter period is deemed appropriate by a court. In addition, increasingly aggressive tactics employed by brand companies to delay generic competition, including the use of Citizen Petitions and seeking changes to U.S. Pharmacopeia, have increased the risks and uncertainties regarding the timing of approval of generic products.

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

Government Regulation and Regulatory Matters

All pharmaceutical manufacturers, including Watson, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies, as well as by varying regulatory agencies in foreign countries where our products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In our international markets, the approval, manufacture and sale of pharmaceutical products is similar to the United States with some variations dependent upon local market dynamics.

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

Our Corona, California facility is currently subject to a consent decree of permanent injunction. See also “Manufacturing, Suppliers and Materials” discussion above, “Item 1A. Risk Factors — Risks Related to Our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” and Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

U.S. Government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmacy Assistance Programs established according to statute, government regulations and policy. Federal law requires that all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid, must pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. The required per-unit rebate is currently 11% of the average manufacturer price for products marketed under ANDAs. For products marketed under NDAs, manufacturers are required to rebate the greater of 15.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period. In some states, supplemental rebates are additionally required as a condition of including the manufacturer’s drug on the state’s Preferred Drug List.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) requires that manufacturers report data to the Centers for Medicare and Medicaid Services (“CMS”) on pricing of drugs and biologicals reimbursed under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service, and in general are not self-administered. Effective January 1, 2005, average selling price (“ASP”) became the basis for reimbursement to physicians and suppliers for drugs and biologicals covered under Medicare Part B, replacing the average wholesale price (“AWP”) provided and published by pricing services. In general, we must comply with all reporting requirements for any drug or biological that is separately reimbursable under Medicare. Watson’s INFeD® and Trelstar® products are reimbursed under Medicare Part B and, as a result, we provide ASP data on these products to CMS on a quarterly basis.

As a result, under Part D of the MMA, some Medicare beneficiaries are eligible to obtain subsidized prescription drug coverage from private sector providers. Usage of pharmaceuticals has increased as a result of the expanded access to medicines afforded by the Medicare prescription drug benefit. However, such sales increases have been offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers who negotiate on behalf of Medicare beneficiaries. It is anticipated that further pricing pressures will continue into 2010 and beyond.

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

There has been enhanced political attention, governmental scrutiny and litigation at the federal and state levels of the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. See “Item 1A. Risk Factors — Risks Related to Our Business — Investigations of the calculation of average wholesale prices may adversely affect our business.” and Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

Federal, state, local and foreign laws of general applicability, such as laws regulating working conditions, also govern us. In addition, we are subject, as are all manufacturers generally, to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could be adversely affected by any failure to comply with environmental laws, including the costs of undertaking a clean-up at a site to which our wastes were transported.

As part of the MMA, companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009 the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. In February 2009 several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Additionally, we have received requests for information, in the form of civil investigative demands or subpoenas, from the FTC, and are subject to ongoing FTC investigations, concerning our settlement with Cephalon related to our ANDA for a generic version of Provigil®, and our agreement with Sandoz to relinquish our Hatch-Waxman Act marketing exclusivity on our ANDA for a 50 mg generic version of Toprol XL®. Any adverse outcome of these investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “Item 1A. Risk Factors — Risks Related to Our Business— Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

Our Distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA, and state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. In particular, several states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda Pharmaceuticals, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of such products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record” it would need to maintain such records. The FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

In connection with the Arrow Acquisition on December 2, 2009, Watson agreed to divest two overlapping products and agreed to divest a subsidiary of the Arrow Group that manufactures one of the overlapping products in order to abide by the terms of the FTC Decision and Order (the “Order”) which became final in January 2010. Failure to abide by the terms of the Order, which expires in January 2020, could result in, among other things, civil penalties. All such divestitures were completed in 2009.

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each jurisdiction where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditures in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Seasonality

There are no significant seasonal aspects to our business.

Backlog

Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

Employees

As of December 31, 2009, we had approximately 5,830 employees. Of our employees, approximately 850 are engaged in R&D, 1,830 in manufacturing, 980 in quality assurance and quality control, 1,290 in sales, marketing and distribution, and 880 in administration. We believe our relations with our employees are good.

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

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development of new competitive products or generics by others;

•	the timing and receipt of approvals by the FDA and other regulatory authorities, including foreign regulatory authorities;

•	the failure to obtain, delay in obtaining or restrictions or limitations on approvals from the FDA or other foreign regulatory authorities;

•	difficulties or delays in resolving FDA-observed deficiencies at our manufacturing facilities, which could delay our ability to obtain approvals of pending FDA product applications;

•	delays or failures in clinical trials that affect our ability to achieve FDA approvals or approvals from other foreign regulatory authorities;

•	serious or unexpected health or safety concerns with our products or product candidates;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes that affect newly developed or newly acquired products;

•	changes in laws and regulations concerning coverage and reimbursement of pharmaceutical products, including changes to Medicare, Medicaid, and similar state programs;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	the effect of economic changes in hurricane, earthquake and other natural disaster-affected areas;

•	the impact of third party patents and other intellectual property rights which we may be found to infringe, or may be required to license, and the potential damages or other costs we may be required to pay as a result of a finding that we infringe such intellectual property rights or a decision that we are required to obtain a license to such intellectual property rights;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	our ability to successfully integrate and commercialize the products, technologies and businesses, including Arrow Group, we acquire or license, as applicable;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	disposition of our primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	changes in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	our level of R&D activities;

•	impairment or write-down of investments;

•	costs and outcomes of any tax audits;

•	costs and outcomes of any litigation involving intellectual property, drug pricing or reimbursement, customers or other issues;

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations; and

•	risks related to the growth of our business across numerous countries world-wide and the inherent international business risks.

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

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

•	failure to receive requisite regulatory approvals for such products in a timely manner or at all;

•	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;

•	developing and commercializing a new product is time consuming, costly and subject to numerous factors, including legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

•	experiencing delays or unanticipated costs;

•	experiencing delays as a result of limited resources at FDA or other regulatory agencies;

•	changing review and approval policies and standards at FDA and other regulatory agencies; and

•	commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of the generic product by up to 30 months.

As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. Additionally, we face heightened risks in connection with our development of extended release or controlled release generic products because of the technical difficulties and regulatory requirements related to such products. If any of our products are not timely approved or, when acquired or developed and approved, cannot be successfully manufactured or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our brand pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing brand pharmaceutical products is generally more costly than generic products. In the future, we anticipate continuing our product development expenditures for our Global Brand business segment. For example in November 2008, the FDA accepted for filing a NDA for a six month formulation of our Trelstar® (triptorelin for injection) product for prostate cancer and its review is ongoing. We cannot be sure these or other business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

If we do not successfully integrate Arrow Group into our business operations, our business will be adversely affected.

We will need to successfully integrate the operations of Arrow Group, which we acquired on December 2, 2009, with our business operations in order to obtain the benefits we expect from that acquisition. Integrating the operations of Arrow Group with that of our own is a complex and time-consuming process. Prior to the acquisition of Arrow Group, Arrow Group operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of the business of Arrow Group with that of our own. These may include:

•	distracting management from day-to-day operations;

•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;

•	consolidating sales and marketing operations;

•	costs and delays in implementing common systems and procedures;

•	increased difficulties in managing our business due to the addition of international locations;

•	retaining existing customers and attracting new customers;

•	retaining key employees;

•	identifying and eliminating redundant and underperforming operations and assets;

•	managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

•	making any necessary modifications to operating control standards to comply with Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

Many of these risks are accentuated because Arrow Group’s operations, employees and customers are largely located outside of the U.S. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. As a non-public, non-U.S. company, Arrow Group has not had to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control and other procedures. Bringing its systems into compliance with those requirements may cause us to incur substantial additional expense. Achieving anticipated synergies and the potential benefits underlying our reasons for the Arrow Acquisition will depend on successful integration of the businesses. The failure to integrate the business operations of Arrow Group successfully would have a material adverse effect on our business, financial condition and results of operations.

Any acquisitions of technologies, products and businesses, may be difficult to integrate, could adversely affect our relationships with key customers, and/or could result in significant charges to earnings.

We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. For example, in our Distribution business, our main competitors are McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These companies are significant customers of our generic and brand operations and who collectively accounted for approximately 29% of our annual net revenues in 2009. Our activities related to our Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues.

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

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years or otherwise delay the launch of generics;

•	selling the brand product as an Authorized Generic, either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process to request amendments to FDA standards;

•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•	attaching patent extension amendments to non-related federal legislation;

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing; and

•	seeking patents on methods of manufacturing certain API.

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

Certain of our competitors have recently challenged our ability to distribute Authorized Generics during the competitors’ 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. For example, in February 2009, legislation was introduced in the U.S. Senate that would prohibit the marketing of Authorized Generics during the 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Further, the DRA added provisions to the Medicaid Rebate Program that, effective January 1, 2007, may have the effect of increasing an NDA holder’s Medicaid Rebate liability if it permits another manufacturer to market an Authorized Generic version of its brand product. This may affect the willingness of brand manufacturers to continue arrangements, or enter into future arrangements, permitting us to market Authorized Generic versions of their brand products. If so, or if distribution of Authorized Generic versions of brand products is otherwise restricted or found unlawful, our results of operations, financial condition and cash flows could be materially adversely affected.

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

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. For example, we are engaged in litigation with Duramed Pharmaceuticals concerning whether our Quasensetm product infringes Duramed’s U.S. Patent Number RE 39,861, and we continue to manufacture and market our Quasensetm product during the pendency of the litigation. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our distribution operations are highly dependent upon a primary courier service.

Product deliveries within our Distribution business are highly dependent on overnight delivery services to deliver our products in a timely and reliable manner, typically by overnight service. Our Distribution business ships a substantial portion of products via one courier’s air and ground delivery service. If the courier terminates our contract or if we cannot renew the contract on favorable terms or enter into a contract with an equally reliable overnight courier to perform and offer the same service level at similar or more favorable rates, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Our distribution operations concentrate on generic products and therefore are subject to the risks of the generic industry.

The ability of our Distribution business to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales of our Distribution business. Our margins can also be affected by the risks inherent to the generic industry, which are discussed below under “Risks Relating To Investing In the Pharmaceutical Industry.”

If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in some of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist. Some of these products have historically accounted for a significant portion of our revenues, such as INFed®, bupropion sustained release tablets and a significant number of our oral contraceptive products. From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our manufacturing sites in India, Canada and Malta, and our arrangements with foreign suppliers, are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA and foreign regulatory body regulation, customs clearances, various import duties and other government clearances, as well as potential shipping delays due to inclement weather, strikes or other matters outside of our control. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents.

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

Many government and third-party payers, including Medicare, Medicaid, HMOs and MCOs, have historically reimbursed, or continue to reimburse, doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s AWP or wholesale average cost (“WAC”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares. Additional actions are anticipated. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Annual Report.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. If the coverage limits for product liability insurance policies are not adequate, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The loss of our key personnel could cause our business to suffer.

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. For example, although we have other senior management personnel, a significant loss of the services of Paul Bisaro, our Chief Executive Officer, or other senior executive officers without hiring a suitable successor, could cause our business to suffer. We cannot assure you that we will be able to attract and retain key personnel. We have entered into employment agreements with the majority of our senior executive officers but such agreements do not guarantee that our senior executive officers will remain employed by us for a significant period of time, or at all. We do not carry key-employee life insurance on any of our officers.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill. As of December 31, 2009, the carrying value of our product rights and other intangible assets was approximately $1.72 billion and the carrying value of our goodwill was approximately $1.65 billion.

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

The manufacture of certain of our products and product candidates, particularly our controlled-release products, transdermal products, and our oral contraceptive products, is more difficult than the manufacture of immediate-release products. Successful manufacturing of these types of products requires precise manufacturing process controls, API that conforms to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges. Manufacturing complexity, testing requirements, and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

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

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of December 31, 2009, we had total debt of approximately $1.46 billion. Our substantial indebtedness and other financial obligations could:

•	impair our ability to obtain financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

•	have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our debt agreements and an event of default occurs as a result of a failure that is not cured or waived;

•	require us to dedicate a substantial portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionally less debt.

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies during 2009 and continuing into 2010. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global real estate markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have resulted in a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to refinance maturing liabilities and access the capital markets to meet liquidity needs.

Our foreign operations may become less attractive if political and diplomatic relations between the United States and any country where we conduct business operations deteriorates.

The relationship between the United States and the foreign countries where we conduct business operations may weaken over time. Changes in the state of the relations between any such country and the United States are difficult to predict and could adversely affect our future operations. This could lead to a decline in our profitability. Any meaningful deterioration of the political and diplomatic relations between the United States and the relevant country could have a material adverse effect on our operations.

Our global operations expose us to risks and challenges associated with conducting business internationally.

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties protecting or procuring intellectual property rights.

These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

We have exposure to foreign tax liabilities.

As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. Recent proposals by the current U.S. administration for fundamental U.S. international tax reform, including without limitation provisions that would limit the ability of U.S. multinationals to defer U.S. taxes on foreign income, if enacted, could have a significant adverse impact on our effective tax rate following the Arrow Acquisition.

Foreign currency fluctuations could adversely affect our business and financial results.

We do business and generate sales in numerous countries outside the United States. As such, foreign currency fluctuations may affect the costs that we incur in such international operations. Some of our operating expenses are incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar could increase our costs and could harm our results of operations and financial condition.

Risks Relating To Investing In the Pharmaceutical Industry

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies, including Watson, are subject to extensive, complex, costly and evolving government regulation. For the U.S., this is principally administered by the FDA and to a lesser extent by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or Warning Letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a Warning Letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We are also required to report adverse events associated with our products to FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals or other regulatory actions.

Our manufacturing facility in Corona, California (which manufactured products representing approximately 11% of our total product net revenues for 2009) is currently subject to a consent decree of permanent injunction. We cannot assure that the FDA will determine we have adequately corrected deficiencies at our Corona manufacturing site, that subsequent FDA inspections at any of our manufacturing sites will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

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

As part of the MMA, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement, as well as new legislation pending in U.S. Congress related to settlement between brand and generic drug manufacturers, could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, the pending legislation and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009 the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. From February through October 2009 numerous private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Additionally, we have received requests for information, in the form of civil investigative demands or subpoenas, from the FTC, and are subject to ongoing FTC investigations, concerning our settlement with Cephalon related to our ANDA for a generic version of Provigil®, and our agreement with Sandoz, Inc. to relinquish our Hatch-Waxman marketing exclusivity on our ANDA for a 50 mg. generic version of Toprol XL®. Similar investigations into settlements and other arrangements between competing pharmaceutical companies have been initiated by the European Competition Commission. Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to federal and state healthcare fraud and abuse laws which may adversely affect our business.

In the United States, most of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and or state pharmaceutical assistance programs. Many foreign countries have similar laws. Federal and state laws designed to prevent fraud and abuse under these programs prohibit pharmaceutical companies from offering valuable items or services to customers or potential customers to induce them to buy, prescribe, or recommend Watson’s product (the so-called “antikickback” laws). Exceptions are provided for discounts and certain other arrangements if specified requirements are met. Other federal and state laws, and similar foreign laws, not only prohibit us from submitting any false information to government reimbursement programs but also prohibit us and our employees from doing anything to cause, assist, or encourage our customers to submit false claims for payment to these programs. Violations of the fraud and abuse laws may result in severe penalties against the responsible employees and Watson, including jail sentences, large fines, and the exclusion of Watson products from reimbursement under federal and state programs. Watson is committed to conducting the sales and marketing of its products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions. For example, in December 2009, we learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts alleging that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. Any adverse outcome of this action, or the imposition of penalties or sanctions for failing to comply with the fraud and abuse laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Healthcare reform and a reduction in the coverage and reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payers may adversely affect our business.

Demand for our products depends in part on the extent to which coverage and reimbursement is available from third-party payers, such as the Medicare and Medicaid programs and private payors. In order to commercialize our products, we have obtained from government authorities and private health insurers and other organizations, such as HMOs and MCOs, recognition for coverage and reimbursement at varying levels for the cost of certain of our products and related treatments. Third-party payers increasingly challenge pricing of pharmaceutical products. Further, the trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs create uncertainties regarding the future levels of coverage and reimbursement for pharmaceutical products. Such cost containment measures and healthcare reform could reduce reimbursement of our pharmaceutical products, resulting in lower prices and a reduction in the product demand. This could affect our ability to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

There is uncertainty surrounding implementation of legislation involving payments for pharmaceuticals under government programs such as Medicare, Medicaid and Tricare. Depending on how existing provisions are implemented, for example, those amending the methodology for certain payment rates and other computations under the Medicaid Drug Rebate program reimbursements may be reduced or not be available for some of Watson’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce demand for, or negatively affect the price of those products. Ongoing federal legislative debate regarding provisions of overall national Health Care Reform, and the implementation of any resulting reform measures by Congress, including but not limited to, modification in calculation of rebates, mandated financial or other contributions to close the Medicare “donut hole”, restrictions on the ability of Watson to settle future Hatch-Waxman patent challenge litigation for considerations other than date certain commencement of generic marketing, and other provisions could have a material adverse effect on our business. In addition, various legislative and regulatory initiatives in states, including proposed modifications to reimbursements and rebates, product pedigree and tracking, pharmaceutical waste “take-back” initiatives, and therapeutic category generic substitution carve-out legislation may also have a negative impact on the Company. Watson maintains a full-time government affairs department in Washington, DC, which is responsible for coordinating state and federal legislative activities, and place a major emphasis in terms of management time and resources to ensure a fair and balance legislative and regulatory arena.

The pharmaceutical industry is highly competitive.

We face strong competition in our Global Generic, Global Brand and Distribution businesses. The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of brand products to healthcare professionals in private practice, group practices and MCOs. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national and international competitors in the brand and distribution product arenas. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.

Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which would result in lower gross margins. This is particularly true in the case of certain Asian and other overseas generic competitors, who may be able to produce products at costs lower than the costs of domestic manufacturers. If we experience substantial competition from Asian or other overseas generic competitors with lower production costs, our profit margins will suffer.

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

For the year ended December 31, 2009, our three largest customers accounted for 13%, 11% and 9% respectively, of our net revenues. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, none of our customers are party to any long-term supply agreements with us, and thus are able to change suppliers freely should they wish to do so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our operations using a combination of owned and leased properties.

Our owned properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions. The following table provides a summary of locations of our significant owned properties:

Location	Primary Use	Segment

Ambernath, India	Manufacturing, R&D	Generic
Auckland, New Zealand	Sales and Marketing, Administration	Generic
Carmel, New York	Manufacturing	Generic
Changzhou City, People’s Republic of China	Manufacturing, R&D	Generic
Coleraine, Northern Ireland	Manufacturing	Generic
Copiague, New York	Manufacturing, R&D	Generic
Corona, California	Manufacturing, R&D, Administration	Generic/Brand
Davie, Florida	Manufacturing, R&D, Administration	Generic/Brand
Grand Island, New York	Sales and Marketing, Administration	Distribution
Goa, India	Manufacturing	Generic
Gurnee, Illinois	Distribution	Generic/Brand
Melbourne, Australia	R&D, Administration	Generic
Mississauga, Canada	Manufacturing, R&D, Administration	Generic
Rio de Janeiro, Brazil	Manufacturing, Distribution, Sales and Marketing, Administration	Generic
Salt Lake City, Utah	Manufacturing, R&D	Generic/Brand

Properties that we lease include R&D, manufacturing, distribution (including warehousing and storage), sales and marketing, and administrative facilities. The following table provides a summary of locations of our significant leased properties:

Location	Primary Use	Segment

Birzebbuga, Malta	Manufacturing, Sales and Marketing	Generic
Distribution, Administration
Davie, Florida	Manufacturing, Administration	Generic/Brand
Flensberg, Germany	Sales and Marketing, Administration	Generic
Groveport, Ohio	Distribution, Administration	Distribution
London, United Kingdom	Sales and Marketing, Administration	Generic
Lyon, France	Sales and Marketing, Administration	Generic
Mississauga, Canada	Distribution, Administration	Generic
Morristown, New Jersey	Sales and Marketing, Administration	Generic/Brand
Mumbai, India	Administration, R&D	Generic
Parsippany, New Jersey	Sales and Marketing, Administration	Brand
Shanghai, People’s Republic of China	Sales and Marketing, Administration	Generic
Stevenage, United Kingdom	Sales and Marketing, Administration	Generic
Sunrise, Florida	Distribution, Administration	Generic
Weston, Florida	R&D, Administration	Generic
Weston, Florida	Distribution, Sales and Marketing, Administration	Distribution

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2010. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

Executive Officers of the Registrant

Below are our executive officers as of March 1, 2010:

Paul M. Bisaro	49	President and Chief Executive Officer
G. Frederick Wilkinson	53	Executive Vice President, Global Brands
Edward F. Heimers	63	Executive Vice President, President of Brand Division
Thomas R. Russillo	66	Executive Vice President, Global Generics
Albert Paonessa, III	50	Executive Vice President, Chief Operating Officer, Distribution Division
David A. Buchen	45	Senior Vice President, General Counsel, and Secretary
Clare Carmichael	50	Senior Vice President, Human Resources
Charles D. Ebert, Ph.D.	56	Senior Vice President, Research and Development
Thomas R. Giordano	59	Senior Vice President, Chief Information Officer
R. Todd Joyce	52	Senior Vice President, Chief Financial Officer
Francois A. Menard, Ph.D.	50	Senior Vice President, Generics Research and Development
Gordon Munro, Ph.D.	63	Senior Vice President, Quality Assurance
Robert A. Stewart	42	Executive Vice President, Global Operations

Paul M. Bisaro

Paul M. Bisaro, age 49, has served as President and Chief Executive Officer since September 2007. Prior to joining Watson, Mr. Bisaro was President and Chief Operating Officer of Barr Pharmaceuticals, Inc. (“Barr”) from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel and from 1997 to 1999 served in various additional capacities including Senior Vice President — Strategic Business Development. Prior to joining Barr, he was associated with the law firm Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds from 1989 to 1992. Mr. Bisaro also served as a Senior Consultant with Arthur Andersen & Co. Mr. Bisaro received his undergraduate degree in General Studies from the University of Michigan in 1983 and a Juris Doctor from Catholic University of America in Washington, D.C. in 1989.

G. Frederick Wilkinson

G. Frederick Wilkinson, age 53, was appointed Executive Vice President, Global Brands on September 21, 2009. Prior to joining Watson, Mr. Wilkinson was President and Chief Operating Officer of Duramed Pharmaceuticals, Inc. the proprietary products subsidiary of Barr from 2006 to 2009. Prior to joining Duramed Pharmaceuticals, Inc., he was President and Chief Executive Officer of Columbia Laboratories, Inc. from 2001 to 2006. From 1996 to 2001, Mr. Wilkinson was Senior Vice President and Chief Operating Officer of Watson Pharmaceuticals, Inc. Prior to joining Watson, he spent sixteen years at Sandoz in numerous senior management positions of increasing responsibility. Mr. Wilkinson received his M.B.A. from Capital University in 1984 and his B.S. in Pharmacy from Ohio Northern University in 1979.

Edward F. Heimers

Edward F. Heimers, age 63, has served as Executive Vice President and President of the Brand Division since May 2005. Prior to joining Watson, Mr. Heimers was Senior Vice President, Marketing for Innovex, a contract sales organization and a division of Quintiles Transnational Corp. from 2000 to 2005. Prior to joining Innovex, he was Senior Vice President, Sales for Novartis Pharmaceuticals Corporation from 1996 to 1999. From 1987 to 1996, Mr. Heimers held various positions, including Senior Vice President, Specialty Products and Senior Vice President, Primary Care Marketing and Sales at Sandoz and from 1978 to 1987 held a number of marketing positions at Schering-Plough. Mr. Heimers received his undergraduate degree in Biology from New York University and a Juris Doctor from Syracuse University.

Thomas R. Russillo

Thomas R. Russillo, age 66, was appointed Executive Vice President and President of the Global Generic Division on September 5, 2006 and named Executive Vice President, Global Operations on November 16, 2009. Prior to joining Watson, Mr. Russillo served as a consultant to the Company from February to November, 2006, in connection with the Company’s integration planning related to the acquisition of Andrx. From January 2005 until September 1, 2006 Mr. Russillo served as a consultant to various clients in the pharmaceutical industry. From 1990 through 2004, Mr. Russillo served as President, Ben Venue Laboratories, a division of Boehringer Ingelheim. Prior to Ben Venue, he held a number of senior positions with Baxter International, most recently as Managing Director, International Medical Technology. Additionally, he is a past chairman of the National Association of Pharmaceutical Manufacturers and board member for the Generic Pharmaceutical Association. Mr. Russillo received his undergraduate degree in Biology from Fordham University in 1965.

Albert Paonessa III

Albert Paonessa, age 50, has served as our Executive Vice President, Chief Operating Officer of Anda, our Distribution company following our acquisition of Andrx. Mr. Paonessa was appointed Anda Executive Vice President and Chief Operating Officer in August 2005 and had been with Anda since Andrx acquired VIP in March 2000. From March 2000 through January 2002, Mr. Paonessa was Vice President, Operations of VIP. In January 2002, he became Vice President, Information Systems at Anda and in January 2004 was appointed Senior Vice President, Sales at Anda. Mr. Paonessa received a B.A. and a B.S. from Bowling Green State University in 1983.

David A. Buchen

David A. Buchen, age 45, has served as Senior Vice President, General Counsel and Secretary since November 2002. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkeley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Clare Carmichael

Clare Carmichael, age 50, was appointed Senior Vice President, Human Resources of Watson effective August 12, 2008. Prior to joining Watson, Ms. Carmichael was Vice President, Human Resources for Schering-Plough Research Institute. Ms Carmichael was Vice President, Human Resources for Eyetech Pharmaceuticals Inc. from 2003 to 2005. She also held positions of increasing responsibility at Pharmacia Corporation until 2003. Ms. Carmichael received a B.A. in Psychology from Rider University in 1981.

Charles D. Ebert, Ph.D.

Charles D. Ebert, Ph.D., age 56, has served as our Senior Vice President, Research and Development since May 2000. He served as our Senior Vice President, Proprietary Research and Development from June 1999 to May 2000. Before joining Watson, Dr. Ebert served TheraTech, Inc. as Vice President, Research and Development from 1987 to 1992 and as Senior Vice President, Research and Development from 1992 to 1999. Dr. Ebert received a B.S. in Biology from the University of Utah in 1977 and a Ph.D. in Pharmaceutics from the University of Utah in 1981.

Thomas R. Giordano

Thomas R. Giordano, age 59, was appointed Senior Vice President, Chief Information Officer of Watson on December 11, 2006. Mr. Giordano joined Watson following the Company’s acquisition of Andrx, where he served as Senior Vice President, Chief Information Officer and Chief Project Management Officer since 2002. Prior to joining Andrx, he was Senior Vice President and Global Chief Information Officer for Burger King Corporation, a subsidiary of Diageo Plc from 1998 to 2001. He has also held the position of Senior Vice President and Chief Information Officer for Racal Data Group and AVEX Electronics. Mr. Giordano received his undergraduate degree in Economics from St. Peters College in New Jersey in 1979, participated in graduate studies at New York University, New York and completed the Information Systems Executive Management Program at Harvard Business School.

R. Todd Joyce

R. Todd Joyce, age 52, was appointed Senior Vice President, Chief Financial Officer of Watson on October 30, 2009. Mr. Joyce joined Watson in 1997 as Corporate Controller, and was named Vice President, Corporate Controller and Treasurer in 2001. During the periods October 2006 to November 2007 and from July 2009 until his appointment as Chief Financial Officer, Mr. Joyce served as interim Principal Financial Officer. Prior to joining Watson, Mr. Joyce served as Vice President of Tax from 1992 to 1996 and as Vice President of Tax and Finance from 1996 until 1997 at ICN Pharmaceuticals. Prior to ICN Pharmaceuticals, Mr. Joyce served as a Certified Public Accountant with Coopers & Lybrand and Price Waterhouse. Mr. Joyce received a B.S. in Business Administration from the University of North Carolina at Chapel Hill in 1983 and a M.S. in Taxation from Golden State University in 1992.

Francois A. Menard, Ph.D.

Francois A. Menard, Ph.D, age 50, was appointed Senior Vice President, Generics Research and Development of Watson on February 8, 2008. Prior to joining Watson, Dr. Menard served as Vice President Product Development at Sandoz from 2004 to 2008. Prior to Sandoz, Dr. Menard was Vice President, Research and Development at Ivax Corporation during 2004 and before Ivax Corporation held a number of product development positions of increasing responsibility at Johnson & Johnson from 1996 to 2004. Dr. Menard received a Pharm.D. degree in Industrial Pharmacy from the University of Rennes, France in 1983 and a Ph.D. in Pharmaceutical Sciences from the University of Rhode Island in 1987.

Gordon Munro, Ph.D.

Gordon Munro, Ph.D, age 63, has served as our Senior Vice President, Quality Assurance since June 2004. Prior to joining Watson, Dr. Munro was the Director of Inspection and Enforcement, at the United Kingdom Medicines and Healthcare Products Regulatory Agency from 1997 to 2004, and from 2002 to 2004, he was also Acting Head of Medicines. From 1970 to 1997, he held various positions, including the Director of Quality and Compliance at GlaxoWelcome. Dr. Munro received a B.S. in Pharmacy and a Masters in Analytical Chemistry from the University of Strathclyde, Scotland, and a Ph.D. in Analytical Chemistry from the Council of National Academic Awards.

Robert A. Stewart

Robert A. Stewart, age 42, was appointed Senior Vice President, Global Operations effective November 16, 2009. Prior to joining Watson, Mr. Stewart held various positions with Abbott Laboratories, Inc. from 2002 until 2009 where he most recently served as Vice President, Global Supply Chain. From 2005 until 2008, he served as Divisional Vice President, Quality Assurance and prior to this position served as Divisional Vice President for U.S./Puerto Rico and Latin America Plant Operations as well as Director of Operations for Abbott’s Whippany plant. Prior to joining Abbott Laboratories, Inc., he worked for Knoll Pharmaceutical Company from 1995 to 2001 and Hoffman La-Roche Inc. Mr. Stewart received B.S. degrees in Business Management / Finance in 1994 from Fairleigh Dickinson University.

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

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “WPI.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low

Year ended December 31, 2009:
First	$32.95	$23.05
Second	$33.97	$28.06
Third	$37.20	$32.61
Fourth	$40.25	$33.88
Year ended December 31, 2008:
First	$29.56	$23.90
Second	$32.70	$25.03
Third	$31.38	$26.66
Fourth	$29.65	$20.17

As of February 22, 2010, there were approximately 2,800 registered holders of our common stock.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2009, we repurchased approximately 9,000 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

October 1 - 31, 2009	—	$—	—	—
November 1 - 30, 2009	5,166	$37.09	—	—
December 1 - 31, 2009	3,668	$39.61	—	—

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “NOTE 12 — Stockholders’ Equity” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Performance Graph

The information in this section of the Annual Report pertaining to our performance relative to our peers is being furnished but not filed with the SEC, and as such, the information is neither subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

The following graph compares the cumulative 5-year total return of holders of Watson’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2004 with relative performance tracked through December 31, 2009.

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, which might incorporate future filings made by us under those statutes, the following graph will not be deemed incorporated by reference into any future filings made by us under those statutes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watson Pharmaceuticals, The S&P 500 Index
And The Dow Jones US Pharmaceuticals Index

* $100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright © 2010 Dow Jones & Co. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09
Watson Pharmaceuticals	100.00	99.09	79.34	82.72	80.98	120.73
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Dow Jones US Pharmaceuticals	100.00	98.35	112.50	117.52	96.19	114.55

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

WATSON PHARMACEUTICALS, INC.
FINANCIAL HIGHLIGHTS(1)
(In millions, except per share amounts)

	Years Ended December 31,
	2009(3)	2008	2007	2006(2)	2005

Operating Highlights:
Net revenues	$2,793.0	$2,535.5	$2,496.7	$1,979.2	$1,646.2
Operating income (loss)(1)	$383.9	$358.2	$255.7	$(422.1)	$218.5
Net income (loss)(1)	$222.0	$238.4	$141.0	$(445.0)	$138.6
Basic earnings (loss) per share	$2.11	$2.32	$1.38	$(4.37)	$1.32
Diluted earnings (loss) per share	$1.96	$2.09	$1.27	$(4.37)	$1.22
Weighted average shares outstanding:
Basic	105.0	102.8	102.3	101.8	104.9
Diluted	116.4	117.7	117.0	101.8	120.0

		At December 31,
	2009(3)	2008	2007	2006(2)	2005

Balance Sheet Highlights:
Current assets	$1,771.0	$1,458.4	$1,173.8	$1,261.7	$1,353.5
Working capital	$718.6	$976.4	$728.8	$571.7	$1,107.9
Total assets	$5,992.2	$3,677.9	$3,472.0	$3,760.6	$3,077.2
Total debt	$1,457.8	$877.9	$905.6	$1,231.2	$587.9
Total stockholders’ equity	$3,023.1	$2,108.6	$1,849.5	$1,680.4	$2,100.5

(1)	For discussion on comparability of operating income and net income, please refer to financial line item discussion in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

(2)	On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion.

(3)	On December 2, 2009, the Company acquired all the outstanding equity of the Arrow Group in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of Restricted Common Stock of Watson, 200,000 shares of Mandatorily Redeemable Preferred Stock of Watson and certain contingent consideration. The fair value of the total consideration was approximately $1.95 billion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Overview of Watson

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacturing, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities in the United States of America (“U.S.”) and, beginning in 2009, in key international markets including the United Kingdom (“U.K.”), Western Europe, Canada, Australasia, South America and South Africa.

As of December 31, 2009, we marketed approximately 170 generic pharmaceutical product families and 30 brand pharmaceutical product families and distributed approximately 8,000 stock-keeping units (“SKUs”) through our Distribution business (also known as “Anda”) in the U.S. Prescription pharmaceutical products in the U.S. are generally marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Our Distribution business, primarily distributes generic pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, and generic products and certain selective brand products to physicians’ offices.

Acquisition of Arrow Group

On December 2, 2009, Watson completed its acquisition of all the outstanding equity of Robin Hood Holdings Limited, a Malta private limited liability company, and Cobalt Laboratories, Inc., a Delaware corporation (together the “Arrow Group”) for cash, stock and certain contingent consideration (the “Arrow Acquisition”). In accordance with the terms of the share purchase agreement dated June 16, 2009, as amended on November 26, 2009 (together the “Acquisition Agreement”), the Company acquired all the outstanding equity of the Arrow Group for the following consideration:

•	The payment of cash and the assumption of certain liabilities totaling $1.05 billion;

•	Approximately 16.9 million restricted shares of Common Stock of Watson (the “Restricted Common Stock”);

•	200,000 shares of newly designated mandatorily redeemable, non-voting Series A Preferred Stock of Watson (the “Mandatorily Redeemable Preferred Stock”) placed in an indemnity escrow account for the benefit of the former shareholders of the Arrow Group (the “Arrow Selling Shareholders”);

•	The Arrow Selling Shareholders will be entitled to the proceeds of the Mandatorily Redeemable Preferred Stock in 2012, less the amount of any indemnity payments; and

•	Certain contingent consideration based on the after-tax gross profits on sales of the authorized generic version of Lipitor® (atorvastatin in) the U.S. calculated and payable as described in the Acquisition Agreement.

As a result of the Arrow Acquisition, Watson also acquired a 36% ownership interest in Eden Biopharm Group (“Eden”), a company which provides development and manufacturing services for early-stage biotech companies, which will provide a long-term foundation for generic biologics. In January, 2010, we purchased the remaining interest in Eden for $15.0 million. Eden will be part of our Global Brand division and will maintain its established contract services model, while providing the Company with biopharmaceutical development and manufacturing capabilities.

The results of operations of Arrow Group have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.

2009 Financial Highlights

Among the significant consolidated financial highlights for 2009 were the following:

•	Net revenues grew to $2,793.0 million from $2,535.5 million in 2008, an increase of $257.5 million or 10%;

•	R&D investment increased $27.2 million or 16% to $197.3 million from $170.1 million in 2008;

•	Operating income increased by $25.7 million or 7% to $383.9 million from $358.2 million in 2008; and

•	Net income for 2009 was $222.0 million ($1.96 per diluted share) compared to $238.4 million ($2.09 per diluted share) in 2008.

Segments

Watson has three reportable segments: Global Generic, Global Brand and Distribution. The Global Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brand segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generic and Global Brand segments. Arrow Group operating results are included in the Global Generic segment subsequent to the date of acquisition except for operating results from Eden which will be included in our Global Brand segment.

The Company evaluates segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), direct R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains on disposal or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level.

Global Supply Chain Initiative

During the first quarter of 2008, we announced steps to improve our operating cost structure and achieve operating efficiencies through our Global Supply Chain Initiative which includes the planned closure of manufacturing facilities in Carmel, New York, our distribution center in Brewster, New York and the transition of manufacturing to our other manufacturing locations within the U.S. and India. Distribution activities at our distribution center in Brewster, New York ceased in July 2009. We anticipate the successful transition of product manufacturing and the completion of related facility rationalization activities will permit the closure of manufacturing facilities in Carmel, New York by the end of 2010. The Company expects to incur total pre-tax costs associated with the planned closures of approximately $75.0 to $80.0 million which includes accelerated depreciation expense of $25.0 to $30.0 million, severance, retention, relocation and other employee related costs of approximately $30.0 to $32.0 million and product transfer costs of approximately $15.0 to $18.0 million.

We also have initiated a plan to increase our India-based annual manufacturing capacity from one billion to three billion units. At the end of 2009, 20% of our internally sourced manufactured product was produced in India.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO 2008

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generic, Global Brand and Distribution segments, consisted of the following (in millions):

	Years Ended December 31,
	2009				2008
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total

Product sales	$1,641.8	$393.7	$663.8	$2,699.3	$1,404.0	$397.0	$606.2	$2,407.2
Other	26.4	67.3	—	93.7	70.3	58.0	—	128.3

Net revenues	1,668.2	461.0	663.8	2,793.0	1,474.3	455.0	606.2	2,535.5
Operating expenses:
Cost of sales(1)	947.1	89.3	560.4	1,596.8	883.8	107.1	511.9	1,502.8
Research and development	140.4	56.9	—	197.3	119.2	50.9	—	170.1
Selling and marketing	53.8	144.5	64.8	263.1	55.2	118.2	59.5	232.9

Contribution	$526.9	$170.3	$38.6	$735.8	$416.1	$178.8	$34.8	$629.7

Contibution margin	31.6%	36.9%	5.8%	26.3%	28.2%	39.3%	5.7%	24.8%
General and administrative				257.1				190.5
Amortization				92.6				80.7
Loss on asset sales and impairments				2.2				0.3

Operating income				$383.9				$358.2

Operating margin				13.7%				14.1%

(1)	Excludes amortization of acquired intangibles including product rights.

Global Generic Segment

Net Revenues

Our Global Generic segment develops, manufactures, markets, sells and distributes generic products that are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the brand product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. Additionally, we distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties.

Net revenues in our Global Generic segment includes product sales and other revenue. Our Global Generic segment product line includes a variety of products and dosage forms. Indications for this line include pregnancy prevention, pain management, depression, hypertension and smoking cessation. Dosage forms include oral solids, transdermals, injectables, inhalation products and transmucosals.

Other revenues consist primarily of royalties and commission revenue.

Net revenues from our Global Generic segment during the year ended December 31, 2009 increased 13.2% or $193.9 million to $1,668.2 million compared to net revenues of $1,474.3 million from the prior year.

The increase in net revenues was mainly attributable to new product launches in 2009 and in late 2008 ($244.9 million) as well as revenue from the inclusion of Arrow Group results for the month of December ($46.4 million) offset in part by a decrease in other revenue ($43.9 million) and a decrease in sales of alendronate sodium tablets and omeprazole due to increased competition ($66.9 million).

Of the $43.9 million decrease in other revenue, there was a $20.2 million decline in royalties on sales by Sandoz, Inc. of metoprolol succinate 50 mg extended release tablets and reduced royalties on sales by GlaxoSmithKline of Wellbutrin XL® 150 mg. Sales of metoprolol succinate 50 mg declined as Sandoz, Inc. ceased shipping the product in the fourth quarter of 2008 and it is uncertain when sales will resume. Sales of Wellbutrin XL® 150 mg declined due to increased competition. Other revenue also declined as the prior year period included a $15.0 million milestone payment.

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

Cost of sales for our Global Generic segment increased 7.2% or $63.3 million to $947.1 million in the year ended December 31, 2009 compared to $883.8 million in the prior year. This increase in cost of sales was mainly attributable to the inclusion of Arrow Group results for the month of December ($43.5 million) and higher product sales in the current year partially offset by manufacturing efficiencies as a result of the implementation of our Global Supply Chain Initiative. Arrow Group’s cost of sales for the month of December include $14.2 million of additional inventory costs associated with the fair value step-up in acquired inventory. These acquisition related charges are expected to continue into the first quarter of 2010.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, active pharmaceutical ingredient costs, contract research, biostudy and facilities costs associated with the development of our products.

R&D expenses within our Global Generic segment increased 17.8% or $21.2 million to $140.4 million for the year ended December 31, 2009 compared to $119.2 million from the prior year. This increase in R&D expenses was mainly due to higher test chemical and biostudy costs ($14.8 million) and increased international R&D expenditures ($11.4 million), (including those of the recently acquired Arrow Group), partially offset by lower consulting costs ($3.5 million).

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Selling and marketing expenses decreased 2.5% or $1.4 million to $53.8 million for the year ended December 31, 2009 compared to $55.2 million from the prior year due primarily to cost savings as a result of the implementation of our Global Supply Chain Initiative.

Global Brand Segment

Net Revenues

Our Global Brand segment includes our promoted urology products such as Rapaflo®, Gelnique® and Trelstar® and a number of non-promoted products.

Other revenues in the Global Brand segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

Net revenues from our Global Brand segment for the year ended December 31, 2009 increased 1.3% or $6.0 million to $461.0 million compared to net revenues of $455.0 million from the prior year. The increase in net revenues was primarily attributable to higher other revenues ($9.3 million) which was partially offset by lower net product sales ($3.3 million).

The increase in other revenue was primarily due to increased revenues from the Company’s promotion of AndroGel® and Femring® which was partially offset by a decrease in the amount of deferred revenues recognized in the current year.

During 2009, the Global Brand segment launched Rapaflo® and Gelnique® and experienced higher sales of certain non-promoted products in the current year. The increase in sales from product launches and sales of certain non-promoted products was offset by declines in sales of both INFeD® and Ferrlecit® during the current year. Lower sales of INFeD® resulted from a supply interruption of INFeD®’s API which is available from only one source. We resumed shipments of INFeD® in July 2009. Lower sales of Ferrlecit® primarily resulted from a customer transitioning to a competing product during the current year period. Our distribution rights for Ferrlecit® terminated on December 31, 2009.

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

Cost of sales for our Global Brand segment decreased 16.6% or $17.8 million to $89.3 million in the year ended December 31, 2009 compared to $107.1 million in the prior year. This decrease in cost of sales was attributable to a $7.7 million inventory reserve charge to cost of sales in the prior year related to our INFeD® product, lower product sales in the current year and lower unit manufacturing costs for products we manufacture due to higher manufacturing volumes at certain manufacturing sites.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.

R&D expenses within our Global Brand segment increased 11.8% or $6.0 million to $56.9 million compared to $50.9 million from the prior year primarily due to a higher clinical spending ($4.4 million) and higher labor costs ($2.7 million) which were partially offset by lower milestone payments in the current year.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Global Brand segment increased 22.3% or $26.3 million to $144.5 million compared to $118.2 million from the prior year primarily due to higher expenditures in the current year to support launch activities related to Rapaflo® and Gelnique®.

Distribution Segment

Net Revenues

Our Distribution business distributes generic and certain select brand pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generic and Global Brand segments.

Net revenues from our Distribution segment for the year ended December 31, 2009 increased 9.5% or $57.6 million to $663.8 million compared to net revenues of $606.2 million in the prior year primarily due to an increase in net revenues from new products launched in late 2008 and in 2009 ($166.6 million) which was partially offset by lower levels of sales in the current year from prior period product launches and declines in the base business ($108.9 million).

Cost of Sales

Cost of sales for our Distribution segment includes third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales for our Distribution segment increased 9.5% or $48.5 million to $560.4 million in the year ended December 31, 2009 compared to $511.9 million in the prior year due to higher product sales.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.

Distribution segment selling and marketing expenses increased 8.9% or $5.3 million to $64.8 million in the year ended December 31, 2009 as compared to $59.5 million in the prior year primarily due to an increase in payroll costs ($5.0 million).

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	(In millions):

Corporate general and administrative expenses	$257.1	$190.5	$66.6	35.0%
as % of net revenues	10.1%	7.6%

Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses increased 35.0% or $66.6 million to $257.1 million compared to $190.5 million from the prior year due to an increase in legal settlements ($24.7 million), acquisition and integration costs ($16.6 million), higher litigation and legal costs ($13.5 million) and as well as general and administrative costs from the inclusion of Arrow Group results for the month of December ($6.2 million). In addition, the prior year was favorably impacted by the settlement of a tax-related liability ($5.9 million) as a result of the resolution of the Internal Revenue Service (“IRS”) federal income tax return examination.

Amortization

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	(In millions):

Amortization	$92.6	$80.7	$11.9	14.7%
as % of net revenues	3.3%	3.2%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization in 2009 increased primarily as a result of the amortization of product rights the Company acquired in the fourth quarter of 2008 as a result of the merger between Teva Pharmaceutical Industries, Ltd. (“Teva”) and Barr Pharmaceuticals, Inc. (“Barr”) and from one month of amortization expense related to currently marketed product intangibles acquired in the Arrow Acquisition.

Loss (Gain) on Asset Sales and Impairments

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	(In millions):

Loss on asset sales and impairments	$2.2	$0.3	$1.9	605.8%

For the year ended December 31, 2009, we recognized a $1.5 million gain on the sale of certain property and equipment in Dombivli, India for cash consideration of $3.0 million. In September 2009, we recognized a $3.5 million impairment on an API manufacturing facility in China.

Loss on Early Extinguishment of Debt

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	(In millions):

Loss on early extinguishment of debt	$2.0	$1.1	$0.9	84.7%

In November 2006, we entered into a Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks (“2006 Credit Facility”). The 2006 Credit Facility was entered into in connection with the acquisition of Andrx Corporation (“Andrx”) on November 3, 2006 (the “Andrx Acquisition”). On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility. The terms of the amendment included the repayment of $100.0 million on the term facility under the 2006 Credit Agreement not later than December 16, 2009. As a result of the $100.0 million repayment in 2009 under the term facility, the Company’s results reflect a $0.8 million charge for losses on the early extinguishment of debt in respect of the 2006 Credit Facility.

On September 14, 2009 the convertible contingent senior debentures (the “CODES”) were redeemed in accordance with the terms of the CODES. As a result of the redemption of the CODES, the Company’s results for 2009 reflect a $1.2 million loss on the early extinguishment of the CODES.

For the year ended December 31, 2008, the Company prepaid $75.0 million of outstanding debt on the 2006 Credit Facility. As a result of this prepayment, our results for the year ended December 31, 2008 reflect debt repurchase charges of $1.1 million which consist of unamortized debt issue costs associated with the repurchased amount.

Interest Income

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	(In millions):

Interest income	$5.0	$9.0	$(4.0)	(44.4)%

Interest income decreased during the year ended December 31, 2009 primarily due to the decrease in interest rates over the prior year period.

Interest Expense

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	(In millions):

Interest expense — $850.0 million Senior Notes due 2014 (the “2014 Notes”) and due 2019 (the “2019 Notes”), together the “Senior Notes”	$17.5	$—	$17.5
Interest expense — 2006 Credit Facility due 2011	4.9	15.4	(10.5)
Interest expense — CODES	8.9	12.6	(3.7)
Interest expense — Preferred accretion	1.2	—	1.2
Interest expense — Atorvastatin accretion	1.0	—	1.0
Interest expense — other	0.7	0.2	0.5

Interest expense	$34.2	$28.2	$6.0	21.1%

Interest expense increased for the year ended December 31, 2009 over the prior year primarily due to interest on the Senior Notes issued during the year and interest accretion charges on the Preferred Shares issued in the Arrow Acquisition and accretion of interest on the atorvastatin obligation which was partially offset by reduced interest on the CODES which were redeemed during the year and due to reduced LIBOR rates of interest on the 2006 Credit Facility.

Other Income/(Expense)

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	(In millions):

Earnings on equity method investments	$10.8	$10.6	$0.2
(Loss) gain on sale of securities	(1.1)	9.6	(10.7)
Other income (expense)	0.2	0.2	—

	$9.9	$20.4	$(10.5)	(51.5)%

Earnings on Equity Method Investments

The Company’s equity investments are accounted for under the equity method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.

The earnings on equity investments for the year ended December 31, 2009 and 2008 primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”). As discussed in “NOTE 17 — Subsequent Events” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, the Company entered into an agreement to sell our outstanding shares in Scinopharm.

Gain on Sale of Securities

The 2008 gain on sale of securities primarily related to the Company’s sale of our fifty percent interest in Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Inc. (“Mylan”).

Provision for Income Taxes

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	(In millions):

Provision for income taxes	$140.6	$119.9	$20.7	17.2%
Effective tax rate	38.8%	33.5%

The higher effective tax rate for the year ended December 31, 2009, compared to the prior year, primarily reflects the impact of non-recurring tax benefits which occurred in 2008 related to the resolution of the Company’s IRS exam for the years ended December 31, 2000 to 2003 (2.2%) and the sale of Somerset (1.2%). The 2009 effective tax rate is also higher than the 2008 effective tax rate due to the 2009 impact of non-deductible items, including transaction costs related to the Arrow Acquisition (1.6%) and certain permanent differences.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO 2007

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Generic, Brand and Distribution segments, as they were referred to during 2008 and 2007, consisted of the following (in millions):

	Years Ended December 31,
	2008				2007
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total

Product sales	$1,404.0	$397.0	$606.2	$2,407.2	$1,408.9	$375.2	$566.1	$2,350.2
Other	70.3	58.0	—	128.3	93.0	53.5	—	146.5

Net revenues	1,474.3	455.0	606.2	2,535.5	1,501.9	428.7	566.1	2,496.7
Operating expenses:
Cost of sales(1)	883.8	107.1	511.9	1,502.8	917.9	99.9	487.0	1,504.8
Research and development	119.2	50.9	—	170.1	102.4	42.4	—	144.8
Selling and marketing	55.2	118.2	59.5	232.9	55.4	108.0	52.0	215.4

Contribution	$416.1	$178.8	$34.8	$629.7	$426.2	$178.4	$27.1	$631.7

Contibution margin	28.2%	39.3%	5.7%	24.8%	28.4%	41.6%	4.8%	25.3%
General and administrative				190.5				205.7
Amortization				80.7				176.4
Loss (gain) on asset sales and impairments				0.3				(6.1)

Operating income				$358.2				$255.7

Operating margin				14.1%				10.2%

(1)	Excludes amortization of acquired intangibles including product rights.

Generic Segment

Net Revenues

Net revenues from our Generic segment during the year ended December 31, 2008 decreased 1.8% or $27.6 million to $1,474.3 million compared to net revenues of $1,501.9 million from the prior year. The decrease in net revenues was attributable to a decrease in other revenues ($22.7 million), a decline in sales of certain Authorized Generic products ($49.8 million), a decrease in net revenues from the sale of oral contraceptives and price erosion for existing products. Sales of Authorized Generics in the prior year period included Tiliatm Fe and balsalazide disodium (both launched in the fourth quarter of 2007), oxycodone HCl controlled release tablets and pravastatin sodium tablets. Sales of Authorized Generics in the current year period included Tiliatm Fe and balsalazide disodium (both launched in the fourth quarter of 2007), alendronate sodium tablets (launched in the first quarter of 2008), dronabinol (launched in the second quarter of 2008) and pravastatin sodium tablets. The decline in sales of oxycodone HCl controlled-release tablets was due to the termination of the distribution agreement in the first quarter of 2007. Net revenues from the sale of oral contraceptives (excluding Tiliatm Fe) declined $32.3 million from the prior year period. These decreases in net revenues were offset in part by an increase in net product sales from recent product launches ($137.9 million), including fentanyl transdermal patch (launched at the end of the third quarter of 2007), albuterol sulfate (launched in the fourth quarter of 2007), clarithromycin extended-release tablets (launched in the first quarter of 2008) and omeprazole delayed-release capsules (launched in the third quarter of 2008).

The $22.7 million decrease in other revenues for the year ended December 31, 2008, compared to the prior year, was primarily due to reductions in commission revenues earned on sales of fentanyl citrate troche, royalties earned on GlaxoSmithKline’s (“GSK’s”) sales of Wellbutrin XL® 150mg and royalties on sales by Sandoz of metoprolol succinate 50 mg extended-release tablets which were all negatively impacted by the introduction of competing products. Revenue from these arrangements decreased $41.3 million for the year ended December 31, 2008 compared to the prior year. These decreases in other revenues were offset in part by the recognition of a $15.0 million milestone obligation for a 1999 Schein Pharmaceutical, Inc. (“Schein”) litigation settlement with Barr related to Cenestin. Schein was acquired by Watson in 2000.

Cost of Sales

Cost of sales for our Generic segment decreased 3.7% or $34.1 million to $883.8 million in the year ended December 31, 2008 compared to $917.9 million in the prior year. This decrease in cost of sales was mainly attributable to a net decrease in sales and corresponding cost of sales of certain Authorized Generics ($32.4 million) and changes in product mix.

Research and Development Expenses

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

Cost of Sales

Cost of sales for our Brand segment increased 7.2% or $7.2 million to $107.1 million in the year ended December 31, 2008 compared to $99.9 million in the prior year. This increase in cost of sales was mainly attributable to higher product sales and by a $7.7 million charge to cost of sales related to our INFeD® product.

Research and Development Expenses

R&D expenses within our Brand segment increased 20.2% or $8.5 million to $50.9 million compared to $42.4 million from the prior year primarily due to higher license and filing fees ($8.3 million) and higher payroll costs ($2.7 million) which were partially offset by decreased clinical costs related to the development of Rapaflo® and Gelnique® as these studies neared completion during 2008.

Selling and Marketing Expenses

Selling and marketing expenses within our Brand segment increased 9.4% or $10.2 million to $118.2 million compared to $108.0 million from the prior year primarily due to higher expenditures in the current year to support pre-launch activities related to Rapaflo® and Gelnique®.

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

Cost of Sales

Cost of sales for our Distribution segment increased 5.1% or $24.9 million to $511.9 million in the year ended December 31, 2008 compared to $487.0 million in the prior year due to higher product sales.

Selling and Marketing Expenses

Distribution segment selling and marketing expenses increased 14.4% or $7.5 million to $59.5 million in the year ended December 31, 2008 as compared to $52.0 million in the prior year primarily due to an increase in variable selling expense including higher freight costs ($4.2 million) and higher commissions and other selling expenses ($1.6 million).

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	(In millions):

Corporate general and administrative expenses	$190.5	$205.7	$(15.2)	(7.4)%
as % of net revenues	7.6%	8.2%

Corporate general and administrative expenses decreased 7.4% or $15.2 million to $190.5 million compared to $205.7 million from the prior year due to a favorable settlement of a tax-related liability in the current year period as a result of the resolution of the IRS federal income tax return examination (the “Exam”) ($5.9 million) and the prior year period was negatively impacted by the cost of legal settlements ($8.5 million).

Amortization

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	(In millions):

Amortization	$80.7	$176.4	$(95.7)	(54.3)%
as % of net revenues	3.2%	7.1%

Amortization in 2008 decreased as our Ferrlecit® product rights were fully amortized as of December 2007.

Loss (Gain) on Asset Sales and Impairments

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	(In millions):

Loss (gain) on asset sales and impairments	$0.3	$(6.1)	$6.4	(105.1)%

For the year ended December 31, 2007, we recorded a gain on sale of our Phoenix facility in the amount of $10.6 million. This gain was offset in part by a $4.5 million impairment charge relating to our facility in Puerto Rico.

Loss on Early Extinguishment of Debt

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	(In millions):

Loss on early extinguishment of debt	$1.1	$5.6	$(4.5)	(80.3)%

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

Interest Income

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	(In millions):

Interest income	$9.0	$8.9	$0.1	1.9%

Interest income increased during the year ended December 31, 2008 as compared to the prior year as higher balances of cash and marketable securities were invested. On average, these higher cash and marketable securities balances were invested at lower rates of return in 2008.

Interest Expense

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	(In millions):

Interest expense — 2006 Credit Facility	$15.4	$31.1	$(15.7)
Interest expense — “CODES”	12.6	12.6	0.0
Change in derivative value	—	(0.2)	0.2
Interest expense — other	0.2	1.0	(0.8)

	$28.2	$44.5	$(16.3)	(36.6)%

Interest expense decreased for the year ended December 31, 2008 over the prior year primarily due to reduced levels of debt on the 2006 Credit Facility from prepayments made during 2007 and the first quarter of 2008.

Other Income/(Expense)

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	(In millions):

Earnings on equity method investments	$10.6	$7.5	$3.1
Gain on sale of securities	9.6	2.3	7.3
Other income (expense)	0.2	(0.1)	0.3

	$20.4	$9.7	$10.7	109.0%

Earnings on Equity Method Investments

The earnings on equity investments for the year ended December 31, 2008 primarily represent our share of equity earnings in Scinopharm. Scinopharm results increased over the prior year period due to new product launches during 2008. The earnings on equity investments for the year ended December 31, 2007 primarily represent our share of equity earnings in Scinopharm and Somerset, our joint venture with Mylan. On July 28, 2008 the Company sold its fifty percent interest in Somerset to Mylan.

Gain on Sale of Securities

The 2008 gain on sale of securities primarily related to the Company’s sale of our fifty percent interest in Somerset. The 2007 gain on sale of securities resulted from the receipt of additional contingent consideration on the sale of our investment in Adheris, Inc.

Provision for Income Taxes

	Years Ended December 31,		Change
	2008	2007	Dollars	%
	(In millions):

Provision for income taxes	$119.9	$83.2	$36.7	44.1%
Effective tax rate	33.5%	37.1%

The lower effective tax rate for the year ended December 31, 2008, as compared to the same period of the prior year, is primarily due to the tax benefit related to the resolution of the Exam with the IRS for the years ended December 31, 2000 to 2003 (2.2%) and a tax benefit related to the sale of Somerset (1.2%).

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2009 and 2008 is summarized as follows:

			Increase
	2009	2008	(Decrease)
	(In millions):

Current Assets:
Cash and cash equivalents	$201.4	$507.6	$(306.2)
Marketable securities	13.6	13.2	0.4
Accounts receivable, net of allowances	519.5	305.0	214.5
Inventories, net	692.3	473.1	219.2
Prepaid expenses and other current assets	213.3	48.5	164.8
Deferred tax assets	130.9	111.0	19.9

Total current assets	1,771.0	1,458.4	312.6

Current liabilities:
Accounts payable and accrued expenses	615.2	381.3	233.9
Short-term debt and current portion of long-term debt	307.6	53.2	254.4
Income taxes payable	78.4	15.5	62.9
Other	51.2	32.0	19.2

Total current liabilities	1,052.4	482.0	570.4

Working Capital	$718.6	$976.4	$(257.8)

In 2009, our working capital decreased by $257.8 million from $976.4 million in 2008 to $718.6 million primarily related to cash used to redeem the CODES during the year and cash used to finance the cash portion of the Arrow Acquisition offset in part by additional borrowings on the Senior Notes and cash provided by operating activities.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions):

Net cash provided by operating activities	$376.8	$416.6	$427.2

Cash flows from operations represents net income adjusted for certain non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $376.8 million in 2009, compared to $416.6 million in 2008 and $427.2 million in 2007. Net cash provided by operations was lower in 2009 compared to 2008 primarily due to comparatively higher levels of inventory and accounts receivables partially offset by decreased levels of accounts payable and accrued expenses. Net cash provided by operations was lower in 2008 compared to 2007 primarily due to the lower contribution from changes in working capital in the 2008 period compared to the 2007 period.

Management expects that available cash balances and 2010 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2010 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions):

Net cash used in investing activities	$1,036.1	$93.4	$64.3

Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. We used $1,036.1 million in net cash for investing activities during 2009 compared to $93.4 million in 2008 and $64.3 million during 2007. Net cash used in investing activities was higher in 2009 compared to 2008 primarily due to the Arrow Acquisition. The change between 2008 and 2007 levels of investing cash flows related to our use of cash for capital expenditures. Our property and equipment expenditure levels in 2008 totaled $63.5 million compared to $75.0 million in 2007. Our product right and other intangible expenditures for 2008 include a $36.0 million payment for the acquisition of certain product right intangibles divested by Teva as a result of the merger between Teva and Barr.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions):

Net cash provided by (used in) financing activities	$353.1	$(20.2)	$(312.5)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock options. For 2009, net cash provided by financing activities was $353.1 million compared to $20.2 million used in financing activities during 2008 and $312.5 million used in financing activities during 2007. Cash provided by financing activities in 2009 primarily related to net proceeds received from the issue of $850.0 million under the Senior Notes and net borrowings of $100.0 million under the 2006 Credit Facility which was partially offset by the redemption of the CODES. During 2008, we prepaid $75.0 million and borrowed $50.0 million under our 2006 Credit Facility. During 2007, we prepaid $325.0 million under the 2006 Credit Facility.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

			Increase
	2009	2008	(Decrease)
	(In millions):

Short-term debt and current portion of long-term debt	$307.6	$53.2	$254.4
Long-term debt	1,150.2	824.7	325.5

Total debt outstanding	$1,457.8	$877.9	$579.9

Debt to capital ratio	32.5%	29.4%

In March 2003, the Company issued $575.0 million of CODES, which under the terms of the CODES were convertible into shares of Watson’s common stock upon the occurrence of certain events with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%. On August 24, 2009, the Company gave notice to Wells Fargo Bank, National Association, as trustee of the CODES (the “Trustee”), and the Trustee delivered an irrevocable notice of redemption to the holders of the CODES that the Company elected to redeem the CODES for cash at a price equal to 100% of the principal amount of the CODES, plus interest accrued and unpaid to, but excluding, the redemption date. On September 14, 2009 the CODES were redeemed in accordance with the terms of the CODES. As a result of the redemption of the CODES, the Company’s results for the year ended December 31, 2009 reflect a $1.2 million charge for losses on the early extinguishment of debt in respect of the CODES.

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

On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility which, among other things, provided certain modifications and clarifications with respect to refinancing of the Company’s outstanding indebtedness, allowed an increase in the Company’s ability to incur general unsecured indebtedness from $100.0 million to $500.0 million and provides an exclusion from certain restrictions under the 2006 Credit Facility on up to $151.4 million of certain anticipated acquired indebtedness under the Arrow Acquisition. The terms of the amendment also required the repayment of $100.0 million on the term facility under the 2006 Credit Agreement. As a result of this $100.0 million repayment, the Company’s results for the year ended December 31, 2009 reflect a $0.8 million charge for losses on the early extinguishment of debt in respect of the 2006 Credit Facility. In addition to the above repayment on the term facility of the 2006 Credit Facility, the Company also made a $75.0 million repayment on the Revolving Facility of the 2006 Credit Facility in the year ended December 31, 2009. The Company borrowed $275.0 million under the Revolving Facility to fund a portion of the cash consideration for the Arrow Acquisition. As of December 31, 2009, $250.0 million was outstanding on the Revolving Facility and $150.0 million was outstanding on the Term Facility. There are no scheduled debt payments required in 2010 and the full amount outstanding on the 2006 Credit Facility is due November 2011.

During the year ended December 31, 2008, we prepaid $75.0 million of the amount outstanding under the Term Facility. As a result of this prepayment, our results for the year ended December 31, 2008 reflect the recognition of debt repurchase charges of $1.1 million associated with the repurchased amount.

Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of December 31, 2009, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:

•	maintenance of a minimum net worth of at least $1.62 billion;

•	maintenance of a maximum leverage ratio not greater than 2.50 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At December 31, 2009, our net worth was $3.02 billion, and our leverage ratio was 1.79 to 1.0. Our interest coverage ratio for the year ended December 31, 2009 was 21.8 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2009. Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest on Debt)
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In millions):

Long-term debt and other debt(1)	$1,856.5	$108.8	$745.9	$513.0	$488.8
Atorvastatin contingent liability(2)	144.0	—	144.0	—	—
Operating lease obligations	101.7	20.6	37.8	19.8	23.5
Milestone obligations(3)	28.9	18.6	10.3	—	—
Other obligations and commitments(4)	66.7	5.0	—	—	61.7

Total(5)	$2,197.8	$153.0	$938.0	$532.8	$574.0

(1)	Amounts represent total anticipated cash payments and anticipated interest payments, as applicable, on our 2006 Credit Facility, the Senior Notes, the Mandatorily Redeemable Preferred Stock, our short-term debt obligations and the current and long-term portion of our long term-debt obligations assuming existing debt maturity or redemption schedules. Maturity schedule in the above table in respect of the Mandatorily Redeemable Preferred Stock assumes redemption in cash on December 2, 2012, the third anniversary of issuance, in accordance with the terms of the Share Purchase Agreement. Any prepayment of our 2006 Credit Facility would reduce anticipated interest payments and change the timing of principal amounts due under the 2006 Credit Facility. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations.

(2)	Amount represents contingent payment obligation due to Arrow Selling Shareholders on the after-tax gross profits on sales of atorvastatin in the U.S. as described in the Acquisition Agreement. For a more detailed description of the terms of the atorvastatin contingent liability, refer to “NOTE 10 — Other Long-Term Liabilities” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

(3)	We have future potential milestone payments payable to third parties as part of our licensing and development programs. Payments under these agreements generally become due and payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones. Amounts represent contractual payment obligations due on achievement of developmental, regulatory or commercial milestones based on anticipated approval dates assuming all milestone approval events are met. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in our consolidated balance sheet. Amounts in the table above do not include royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to milestone obligations is not reasonably estimable.

(4)	Other obligations and commitments include agreements to purchase third-party manufactured products, capital purchase obligations for the construction or purchase of property, plant and equipment and the liability for income tax associated with uncertain tax positions.

(5)	Total does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheet (except for short-term debt and the current portion of long-term debt) or certain purchase obligations, which are discussed below.

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2009, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above.

We are involved in certain minor joint venture arrangements that are intended to complement our core business and markets. We have the discretion to provide funding on occasion for working capital or capital expenditures. We make an evaluation of additional funding based on an assessment of the venture’s business opportunities. We believe that any possible commitments arising from the current arrangements will not be significant to our financial condition, results of operations or liquidity.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting estimates that we believe are important to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue and Provision for Sales Returns and Allowances

•	Revenue Recognition

•	Inventory Valuation

•	Investments

•	Product Rights and other Definite-Lived Intangible Assets

•	Goodwill and Intangible Assets with Indefinite-Lives

•	Allocation of Acquisition Fair Values to Assets Acquired and Liabilities Assumed

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

Consistent with industry practice, we maintain a return policy that allows our customers to return product for credit. In accordance with our return goods policy, credit for customer returns of product is applied against outstanding account activity or by check. Product exchanges are not permitted. Customer returns of product are not resalable unless the return is due to a shipping error. Our estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in our distribution channel as well as significant market changes which may impact future expected returns, and make adjustments to our current period provision for returns when it appears product returns may differ from our original estimates.

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

Revenue Recognition

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. Revenues recognized from research, development and licensing agreements (including milestone payments) are recorded on the “contingency-adjusted performance model” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met. Under this model, revenue related to each payment is recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to earning and/or receiving the milestone payment (i.e., removal of any contingency). The amount of revenue recognized is based on the ratio of costs incurred to date to total estimated cost to be incurred. Royalty and commission revenue is recognized in accordance with the terms of their respective contractual agreements when collectibility is reasonably assured and revenue can be reasonably measured.

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

Investments

We employ a systematic methodology that considers all available evidence in evaluating potential impairment of our investments. In the event that the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. However, when a decline in the fair value of an investment falls below the carrying value for a six-month period, unless sufficient positive, objective evidence exists to support such an extended period, the decline will be considered other-than-temporary. Any decline in the market prices of our equity investments that are deemed to be other-than-temporary may require us to incur additional impairment charges.

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

Goodwill and Intangible Assets with Indefinite-Lives

We test goodwill and intangible assets with indefinite-lives for impairment annually at the end of the second quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units have been identified by Watson as Global Generic, Global Brand and Distribution. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net income and earnings per share. During the second quarter of 2009, the Company performed its annual impairment assessment of goodwill and trade name intangible assets with indefinite-lives and determined there was no impairment. No impairment indicators occurred subsequent to our second quarter review.

Included in intangible assets with indefinite-lives are trade name intangible assets acquired prior to January 1, 2009 and acquired in-process research and development (“IPR&D”) intangibles acquired after January 1, 2009. Upon adoption of FASB issued authoritative guidance on January 1, 2009, using the purchase method of accounting, IPR&D intangible assets are recognized at their fair value on the balance sheet regardless of the likelihood of success of the related product or technology. Prior to January 1, 2009, amounts allocated to IPR&D intangible assets were expensed at the date of acquisition.

IPR&D intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that we have acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets will be subject to impairment testing until completion or abandonment of each project. Impairment testing will require the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and launch of the product, Watson will make a separate determination of useful life of the IPR&D intangible and amortization will be recorded as an expense over the estimated useful life.

Allocation of Acquisition Fair Values to Assets Acquired and Liabilities Assumed

We account for acquired businesses using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is allocated to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Beginning in 2009, amounts allocated to IPR&D are included on the balance sheet (refer to discussion above in “Goodwill and Intangible Assets with Indefinite Lives.” Intangible assets, including IPR&D assets upon successful completion of the project and launch of the product, are amortized on a straight-line basis to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amount of amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

The Company determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from atorvastatin revenue estimates and post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were discounted using an effective annual interest rate of 10.4%. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Adverse changes in assumptions utilized in our atorvastatin contingent consideration fair value estimate could result in an increase in our contingent consideration obligation and a corresponding charge to operating income.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (the “Codification”) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with GAAP. In accordance with the Codification, any references to accounting literature will be to the relevant topic of the Codification or will be presented in plain English. The Codification is not intended to change or alter existing GAAP. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of the guidance effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see “NOTE 15 — Fair Value Measurement”). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of the provisions of the guidance for nonfinancial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. The guidance alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. The guidance is effective for business combinations closed in fiscal years beginning after December 15, 2008. In the year ended December 31, 2009, the Company recorded acquisition expense of $16.6 million in accordance with the provisions of the guidance.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests. The guidance establishes accounting and reporting standards for the noncontrolling interest (formerly referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the authoritative guidance for noncontrolling interests on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements. The guidance has been applied for our Arrow Acquisition and has not had a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued a staff position that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB’s issued guidance for goodwill and other intangible assets, and also requires expanded disclosure related to the determination of intangible asset useful lives. The statement is effective for fiscal years beginning after December 15, 2008. The adoption of the statement did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. The guidance is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of the provisions of the guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires an enterprise to perform a qualitative analysis when determining whether or not to consolidate a VIE. The amendment requires an enterprise to continuously reassess whether it must consolidate a VIE and also requires enhanced disclosures about an enterprise’s involvement with a VIE and any significant change in risk exposure due to that involvement, as well as how its involvement with a VIE impacts the enterprise’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of the adoption of this amendment on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. The amendment is effective for revenue arrangement entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of the adoption of this amendment on the Company’s consolidated financial statements.

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

Investment Risk

As of December 31, 2009, our total holdings in equity securities of other companies, including equity method investments and available-for-sale securities, were $85.8 million. Of this amount, we had equity method investments of $81.2 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $4.3 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on December 31, 2009. As of December 31, 2009, the fair value of our Senior Notes was $24.5 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

We operate and transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for 2009, 2008 or 2007.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

On December 2, 2009, the Company completed the Arrow Acquisition. Due to the close proximity of the completion date of the Arrow Acquisition to the date of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management excluded the Arrow Group business from its assessment of internal control over financial reporting. Arrow Group, a wholly owned subsidiary of the Company, represents 11% of the total assets (excluding amounts resulting from purchase price allocation) and 2% of net revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15(a)(1) of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2009, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have filed with the New York Stock Exchange the most recent annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2010 Annual Meeting of Stockholders to be held on May 7, 2010 (our “2010 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee section of our 2010 Proxy Statement and is incorporated herein by reference.

Executive Officers

The information concerning executive officers of Watson required under this Item is provided in Part 1 under Item 4 of this report.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Section 16(a) Beneficial Ownership Reporting Compliance section of our 2010 Proxy Statement and is incorporated herein by reference.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning executive and director compensation, and concerning our compensation committee and the compensation committee report for Watson required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference from our 2010 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements and Supplementary Data

2. Financial Statement Schedule

Page

Schedule II — Valuation and Qualifying Accounts	F-49

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

Reference is hereby made to the Exhibit Index immediately following page F-50 Supplementary Data (Unaudited) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watson Pharmaceuticals, Inc.
(Registrant)

By:	/s/ PAUL M. BISARO
Paul M. Bisaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul M. Bisaro Paul M. Bisaro	President, Chief Executive Officer and Director	March 1, 2010

/s/ R. Todd Joyce R. Todd Joyce	Senior Vice President — Chief Financial Officer (Principal Financial Officer)	March 1, 2010

/s/ Andrew L. Turner Andrew L. Turner	Chairman	March 1, 2010

/s/ Christopher W. Bodine Christopher W. Bodine	Director	March 1, 2010

/s/ Michael J. Fedida Michael J. Fedida	Director	March 1, 2010

/s/ Michel J. Feldman Michel J. Feldman	Director	March 1, 2010

/s/ Albert F. Hummel Albert F. Hummel	Director	March 1, 2010

/s/ Catherine M. Klema Catherine M. Klema	Director	March 1, 2010

/s/ Jack Michelson Jack Michelson	Director	March 1, 2010

/s/ Tony S. Tabatznik Tony S. Tabatznik	Director	March 1, 2010

/s/ Ronald R. Taylor Ronald R. Taylor	Director	March 1, 2010

/s/ Fred G. Weiss Fred G. Weiss	Director	March 1, 2010

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Watson Pharmaceuticals, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting,” appearing under Item 9A, Controls and Procedures. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations in 2009.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Arrow Group from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination on December 2, 2009. We have also excluded the Arrow Group from our audit of internal control over financial reporting. The Arrow Group is a wholly owned subsidiary whose total assets (excluding amounts resulting from purchase price allocation) and total revenues represent 11% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP

Orange County, CA
March 1, 2010

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In millions,
	except par value)

ASSETS
Current Assets:
Cash and cash equivalents	$201.4	$507.6
Marketable securities	13.6	13.2
Accounts receivable, net of allowances for doubtful accounts of $5.4 and $3.3	519.5	305.0
Inventories, net	692.3	473.1
Prepaid expenses and other current assets	213.3	48.5
Deferred tax assets	130.9	111.0

Total current assets	1,771.0	1,458.4
Property and equipment, net	695.5	658.5
Investments and other assets	114.5	80.6
Deferred tax assets	41.2	52.3
Product rights and other intangibles, net	1,721.9	560.0
Goodwill	1,648.1	868.1

Total assets	$5,992.2	$3,677.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$615.2	$381.3
Income taxes payable	78.4	15.5
Short-term debt and current portion of long-term debt	307.6	53.2
Deferred tax liabilities	34.9	15.9
Deferred revenue	16.3	16.1

Total current liabilities	1,052.4	482.0
Long-term debt	1,150.2	824.7
Deferred revenue	31.9	30.1
Other long-term liabilities	118.7	4.9
Other taxes payable	61.7	53.3
Deferred tax liabilities	554.2	174.3

Total liabilities	2,969.1	1,569.3

Commitments and contingencies
Stockholders’ equity:
Common stock; $0.0033 par value per share; 500.0 shares authorized 133.0 and 114.1 shares issued and 123.4 and 104.6 shares outstanding, respectively	0.4	0.4
Additional paid-in capital	1,686.9	995.9
Retained earnings	1,640.1	1,418.1
Accumulated other comprehensive income (loss)	1.9	(3.2)
Treasury stock, at cost; 9.6 and 9.5 shares held, respectively	(306.2)	(302.6)

Total stockholders’ equity	3,023.1	2,108.6

Total liabilities and stockholders’ equity	$5,992.2	$3,677.9

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In millions, except per share amounts)

Net revenues	$2,793.0	$2,535.5	$2,496.7

Operating expenses:
Cost of sales (excludes amortization, presented below)	1,596.8	1,502.8	1,504.8
Research and development	197.3	170.1	144.8
Selling and marketing	263.1	232.9	215.4
General and administrative	257.1	190.5	205.7
Amortization	92.6	80.7	176.4
Loss (gain) on asset sales and impairments	2.2	0.3	(6.1)

Total operating expenses	2,409.1	2,177.3	2,241.0

Operating income	383.9	358.2	255.7

Other (expense) income:
Loss on early extinguishment of debt	(2.0)	(1.1)	(5.6)
Interest income	5.0	9.0	8.9
Interest expense	(34.2)	(28.2)	(44.5)
Other income	9.9	20.4	9.7

Total other (expense) income, net	(21.3)	0.1	(31.5)

Income before income taxes	362.6	358.3	224.2
Provision for income taxes	140.6	119.9	83.2

Net income	$222.0	$238.4	$141.0

Earnings per share:
Basic	$2.11	$2.32	$1.38

Diluted	$1.96	$2.09	$1.27

Weighted average shares outstanding:
Basic	105.0	102.8	102.3

Diluted	116.4	117.7	117.0

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Cash Flows From Operating Activities:
Net income	$222.0	$238.4	$141.0

Reconciliation to net cash provided by operating activities:
Depreciation	96.4	90.0	77.2
Amortization	92.6	80.7	176.4
Provision for inventory reserve	51.0	45.7	46.8
Restricted stock and stock option compensation	19.1	18.5	14.2
Loss on impairment	2.6	0.3	4.5
Loss on early extinguishment of debt	2.0	1.1	5.6
Deferred income tax (benefit) provision	(19.0)	3.5	(6.3)
Equity in earnings of joint ventures	(10.8)	(10.6)	(7.5)
Loss (gain) on sale of securities	1.1	(9.6)	(2.0)
Loss (gain) on sale of fixed assets	—	2.0	(9.9)
Mark to market on derivative	—	—	(0.2)
Tax benefits from employee stock plans	—	0.2	1.0
Accretion of preferred stock and contingent payment consideration	2.2	—	—
Other	1.2	(6.4)	4.1
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(104.8)	(37.9)	120.6
Inventories	(82.2)	(28.2)	(25.1)
Prepaid expenses and other current assets	9.1	33.3	4.3
Accounts payable and accrued expenses	72.0	(17.6)	(117.8)
Deferred revenue	2.0	(14.5)	(12.3)
Income taxes payable	16.9	24.4	7.7
Other assets	3.4	3.3	4.9

Total adjustments	154.8	178.2	286.2

Net cash provided by operating activities	376.8	416.6	427.2

Cash Flows From Investing Activities:
Additions to property and equipment	(55.4)	(63.5)	(75.1)
Additions to product rights and other intangibles	(16.5)	(37.0)	(0.8)
Additions to marketable securities	(8.0)	(8.2)	(7.3)
Additions to long-term investments	—	—	(1.1)
Proceeds from sale of property and equipment	3.0	—	14.4
Proceeds from sales of marketable securities	9.0	6.7	4.1
Proceeds from sale of investments	—	8.2	—
Proceeds from divestiture of assets	—	0.8	—
Acquisition of business, net of cash acquired	(968.2)	—	—
Other investing activities, net	—	(0.4)	1.5

Net cash used in investing activities	$(1,036.1)	$(93.4)	$(64.3)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	$1,109.9	$—	$—
Proceeds from borrowings on short-term debt	—	67.9	2.6
Proceeds from stock plans	33.4	8.4	16.2
Repurchase of common stock	(3.6)	(0.9)	(1.8)
Principal payments on debt	(786.6)	(95.6)	(329.5)

Net cash provided by (used in) financing activities	353.1	(20.2)	(312.5)

Net (decrease) increase in cash and cash equivalents	(306.2)	303.0	50.4
Cash and cash equivalents at beginning of period	507.6	204.6	154.2

Cash and cash equivalents at end of period	$201.4	$507.6	$204.6

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$17.3	$24.4	$42.1

Income taxes, net of refunds	$142.7	$91.8	$77.6

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
	(In millions)

BALANCE, January 1, 2007	111.9	$0.4	$937.4	$1,038.7	$1.1	(9.4)	$(299.9)	$1,677.7
Comprehensive income:
Net income	—	—	—	141.0	—	—	—	141.0
Unrealized losses on securities, net of tax	—	—	—	—	(1.0)	—	—	(1.0)
Reclassification for losses included in net income, net of tax	—	—	—	—	0.1	—	—	0.1
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	(1.0)	—	—	(1.0)
Translation adjustment	—	—	—	—	3.2	—	—	3.2

Total comprehensive income								142.3
Stock option and restricted stock expense	—	—	14.2	—	—	—	—	14.2
Common stock issued under employee stock plans	1.2	—	16.2	—	—	—	—	16.2
Tax benefits from exercise of options	—	—	1.0	—	—	—	—	1.0
Repurchase of common stock	—	—	—	—	—	(0.1)	(1.8)	(1.8)

BALANCE, December 31, 2007	113.1	$0.4	$968.8	$1,179.7	$2.4	(9.5)	$(301.7)	$1,849.6
Comprehensive income:
Net income	—	—	—	238.4	—	—	—	238.4
Unrealized losses on securities, net of tax	—	—	—	—	(1.0)	—	—	(1.0)
Unrealized gain on cash flow hedge, net of tax	—	—	—	—	0.9	—	—	0.9
Translation adjustment	—	—	—	—	(5.5)	—	—	(5.5)

Total comprehensive income								232.8
Stock option and restricted stock expense	—	—	18.5	—	—	—	—	18.5
Common stock issued under employee stock plans	1.0	—	8.4	—	—	—	—	8.4
Tax benefits from exercise of options	—	—	0.2	—	—	—	—	0.2
Repurchase of common stock	—	—	—	—	—	—	(0.9)	(0.9)

BALANCE, December 31, 2008	114.1	$0.4	$995.9	$1,418.1	$(3.2)	(9.5)	$(302.6)	$2,108.6
Comprehensive income:
Net income	—	—	—	222.0	—	—	—	222.0
Unrealized gains on securities, net of tax	—	—	—	—	3.3	—	—	3.3
Translation adjustment	—	—	—	—	1.8	—	—	1.8

Total comprehensive income								227.1
Stock option and restricted stock expense	—	—	19.1	—	—	—	—	19.1
Common stock issued under employee stock plans	2.0	—	33.4	—	—	—	—	33.4
Common stock issued on acquisition	16.9	—	636.2	—	—	—	—	636.2
Tax benefits from exercise of options	—	—	2.3	—	—	—	—	2.3
Repurchase of common stock	—	—	—	—	—	(0.1)	(3.6)	(3.6)

BALANCE, December 31, 2009	133.0	$0.4	$1,686.9	$1,640.1	$1.9	(9.6)	$(306.2)	$3,023.1

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	Description of Business

Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacturing, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in the United States of America (“U.S.”) and , beginning in 2009, in key international markets including the United Kingdom (“U.K.”), Western Europe, Canada, Australasia, South America and South Africa.

Acquisition of Arrow Group

On December 2, 2009 (the “Acquisition Date”), Watson completed its acquisition of all the outstanding equity of Robin Hood Holdings Limited, a Malta private limited liability company, and Cobalt Laboratories, Inc., a Delaware corporation (together the “Arrow Group”). The Arrow Group is engaged in the manufacture and distribution of generic pharmaceuticals and operates principally in the U.S. and international markets including the U.K., Western Europe, Canada, Australasia, South America and South Africa.

As a result of the acquisition of the Arrow Group, Watson also acquired a 36% ownership interest in Eden Biopharm Group Limited (“Eden”), a company which provides development and manufacturing services for early-stage biotech companies. In January, 2010, we repurchased the remaining interest in Eden for $15.0 million. Eden results will be included in the Brand segment. For additional information on the acquisition of the Arrow Group, refer to “NOTE 4 — Arrow Acquisition.”

NOTE 2 —	Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

Our consolidated financial statements include the financial results of the Arrow Group subsequent to the Acquisition Date.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, our $450.0 million aggregate principal amount of 5.000% notes due August 14, 2014 (the “2014 Notes”) and $400.0 million aggregate principal amount of 6.125% notes due August 14, 2019 (the “2019 Notes”) (together the “Senior Notes”) and our Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as administrative agent (the “2006 Credit Facility”). The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded are based on quoted market prices. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. At December 31, 2009, the fair value of our Senior Notes was approximately $24.5 million greater than the carrying value.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Included in inventory at December 31, 2009 and 2008 is approximately $14.1 million and $16.4 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”) or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs associated with internally developed software are accounted for in accordance with the guidance for the treatment of costs associated with computer software development that defines those costs to be capitalized and those to be expensed. The Company capitalizes interest on qualified construction projects. At the time property and equipment are retired from service, the cost and accumulated depreciation are removed from the respective accounts and the related gains or losses are reflected in income.

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

Marketable Securities

The Company’s marketable securities consist of U.S. Treasury and agency securities and equity securities of publicly-held companies. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value, based upon quoted market prices. Unrealized temporary adjustments to fair value are included on the balance sheet in a separate component of stockholders’ equity as unrealized gains and losses and reported as a component of accumulated other comprehensive income. No gains or losses on marketable securities are realized until shares are sold or a decline in fair value is determined to be other-than-temporary. If a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Goodwill and Intangible Assets with Indefinite-Lives

We test goodwill and intangible assets with indefinite-lives for impairment annually at the end of the second quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units have been identified by Watson as Global Generic, Global Brand and Distribution. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net income and earnings per share. During the second quarter of 2009, the Company performed its annual impairment assessment of goodwill and trade name intangible assets with indefinite-lives and determined there was no impairment. No impairment indicators occurred subsequent to our second quarter review.

Included in intangible assets with indefinite-lives are trade name intangible assets acquired prior to January 1, 2009 and acquired in-process research and development (“IPR&D”) intangibles acquired after January 1, 2009. Upon adoption of FASB issued authoritative guidance on January 1, 2009, using the purchase method of accounting, IPR&D intangible assets are recognized at their fair value on the balance sheet regardless of the likelihood of success of the related product or technology. Prior to January 1, 2009, amounts allocated to IPR&D intangible assets were expensed at the date of acquisition.

IPR&D intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that we have acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets will be subject to impairment testing until completion or abandonment of each project. Impairment testing will require the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(including net revenues, cost of sales, research and development costs, selling and marketing costs), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and launch of the product, Watson will make a separate determination of useful life of the IPR&D intangible and amortization will be recorded as an expense over the estimated useful life.

Contingent Consideration

Subsequent to January 1, 2009, contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of operations.

Revenue Recognition

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. Revenues recognized from research, development and licensing agreements (including milestone payments) are recorded on the “contingency-adjusted performance model” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met. Under this model, revenue related to each payment is recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to earning and/or receiving the milestone payment (i.e., removal of any contingency). The amount of revenue recognized is based on the ratio of costs incurred to date to total estimated cost to be incurred. Royalty and commission revenue is recognized in accordance with the terms of their respective contractual agreements when collectibilty is reasonably assured and revenue can be reasonably measured.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Consistent with industry practice, the company maintains a return policy that allows our customers to return product for credit. In accordance with our return goods policy, credit for customer returns of product is applied against outstanding account activity or by check. Product exchanges are not permitted. Customer returns of product are not resalable unless the return is due to a shipping error. Our estimate of the provision for returns is based upon historical experience and current trends of actual customer returns. Additionally, we consider other factors when estimating our current period return provision, including levels of inventory in our distribution channel as well as significant market changes which may impact future expected returns, and make adjustments to our current period provision for returns when it appears product returns may differ from our original estimates.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. In addition, certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $332.9 million and $285.7 million at December 31, 2009 and 2008, respectively. Accounts payable and accrued liabilities include $83.6 million and $42.5 million at December 31, 2009 and 2008, respectively, for certain rebates and other amounts due to indirect customers. The following table summarizes the activity in the Company’s major categories of SRA (in millions):

			Returns and Other
	Chargebacks	Rebates	Allowances	Cash Discounts	Total

Balance at December 31, 2006	$164.4	$180.5	$42.5	$14.1	$401.5
Provision related to sales in 2007	1,234.9	376.5	167.4	68.0	1,846.8
Credits and payments	(1,234.9)	(402.7)	(153.8)	(69.2)	(1,860.6)

Balance at December 31, 2007	164.4	154.3	56.1	12.9	387.7
Provision related to sales in 2008	1,224.0	309.1	179.8	67.2	1,780.1
Credits and payments	(1,267.8)	(337.6)	(166.4)	(67.8)	(1,839.6)

Balance at December 31, 2008	120.6	125.8	69.5	12.3	328.2
Add: Arrow Acquisition	5.3	35.9	10.3	1.5	53.0
Provision related to sales in 2009	1,169.0	415.1	183.8	72.8	1,840.7
Credits and payments	(1,177.5)	(389.5)	(167.1)	(71.3)	(1,805.4)

Balance at December 31, 2009	$117.4	$187.3	$96.5	$15.3	$416.5

The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Shipping and Handling Costs

The Company records shipping and handling costs in selling and marketing expenses. These expenses were $51.9 million, $50.8 million and $45.9 million in 2009, 2008 and 2007, respectively.

Concentration of Major Customers and Suppliers

For the year ended December 31, 2009, the Company’s three largest customers accounted for 13%, 11%, and 9%, individually, of the Company’s net revenues. For the year ended December 31, 2008, the Company’s three largest customers accounted for 11%, 11%, and 9%, individually, of the Company’s net revenues. For the year ended December 31, 2007, the Company’s three largest customers accounted for 12%, 11%, and 9%, individually, of the Company’s net revenues. No other individual customers accounted for more than 10% of net revenues.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the U.S. Approximately 53% and 61% of the gross accounts receivable balance consists of amounts due from the four largest customers at December 31, 2009 and 2008, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Third-party manufactured products accounted for approximately 53%, 58% and 57% of our product net revenues in 2009, 2008 and 2007, respectively.

Research and Development Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs and the costs associated with work performed under collaborative R&D agreements. R&D expenses include direct and allocated expenses. R&D expenses incurred under collaborative agreements were approximately $6.8 million, $5.9 million, and $2.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of our convertible contingent senior debentures (“CODES”), and shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The Company is required to add the weighted average potential common shares outstanding associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted EPS for all periods in which the securities were outstanding. On September 14, 2009 the CODES were redeemed in accordance with the terms of the CODES. A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

EPS — basic
Net income	$222.0	$238.4	$141.0

Basic weighted average common shares outstanding	105.0	102.8	102.2

EPS — basic	$2.11	$2.32	$1.38

EPS — assuming dilution
Net income	$222.0	$238.4	$141.0
Add: Interest expense on CODES, net of tax	5.5	7.9	7.8

Net income, adjusted	$227.5	$246.3	$148.8

Basic weighted average common shares outstanding	105.0	102.8	102.2
Effect of dilutive securities:
Conversion of CODES	10.1	14.4	14.4
Dilutive stock awards	1.3	0.5	0.4

Diluted weighted average common shares outstanding	116.4	117.7	117.0

EPS — diluted	$1.96	$2.09	$1.27

Stock awards to purchase 3.5 million, 8.1 million and 7.6 million common shares in 2009, 2008 and 2007, respectively, were outstanding but not included in the computation of diluted EPS as the awards were anti-dilutive.

Share-based Compensation

The Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values. The Company estimates the fair value of its stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of existing option plans. The expected volatility assumption used in the Option Model is based on implied volatility based on traded options on the Company’s stock. The risk-free interest rate used in the

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. Accordingly, the recognition of share-based compensation expense has been reduced for estimated future forfeitures. These estimates will be revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs.

The following weighted average assumptions were used for stock options granted during the year ended December 31, 2007:

Dividend yield	None
Expected volatility	28%
Risk-free interest rate	4.33%
Expected term	6.4 years
Weighted average fair value per share at grant date	$11.49

No stock options were granted during the years ended December 31, 2009 and 2008.

Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (the “Codification”) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In accordance with the Codification, any references to accounting literature will be to the relevant topic of the Codification or will be presented in plain English. The Codification is not intended to change or alter existing GAAP. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted the provisions of the guidance effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis (see “NOTE 15 — Fair Value Measurement”). For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of the provisions of the guidance for nonfinancial assets and liabilities measured at fair value on a non-recurring basis on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. The guidance alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. The guidance is effective for business combinations closed in fiscal years beginning after December 15, 2008. In the year ended December 31, 2009, the Company recorded acquisition expense of $16.6 million in accordance with the provisions of the guidance.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests. The guidance establishes accounting and reporting standards for the noncontrolling interest (formerly referred to as minority

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest) in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the authoritative guidance for noncontrolling interests on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements. The guidance has been applied for our Arrow Acquisition and has not had a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued a staff position that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB’s issued guidance for goodwill and other intangible assets, and also requires expanded disclosure related to the determination of intangible asset useful lives. The statement is effective for fiscal years beginning after December 15, 2008. The adoption of the statement did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. The guidance is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of the provisions of the guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires an enterprise to perform a qualitative analysis when determining whether or not to consolidate a VIE. The amendment requires an enterprise to continuously reassess whether it must consolidate a VIE and also requires enhanced disclosures about an enterprise’s involvement with a VIE and any significant change in risk exposure due to that involvement, as well as how its involvement with a VIE impacts the enterprise’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of the adoption of this amendment on the Company’s consolidated financial statements.

In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. The amendment is effective for revenue arrangement entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of the adoption of this amendment on the Company’s consolidated financial statements.

NOTE 3 —	Share-Based Compensation

As indicated above, the Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values. A summary of the Company’s share-based compensation plans is presented below.

Equity Award Plans

The Company has adopted several equity award plans, all of which have been approved by the Company’s shareholders, that authorize the granting of options, restricted stock and other forms of equity awards of the Company’s common shares subject to certain conditions. At December 31, 2009, the Company had reserved 6.8 million of its common shares for issuance of share-based compensation awards under the Company’s equity award plans.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-Based Compensation

Share-based compensation expense recognized in the Company’s results of operations for the years ended December 31, 2009, 2008 and 2007 was $19.1 million, $18.5 million and $14.2 million, respectively. Share-based compensation capitalized to inventory was $2.7 million, $3.3 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 4 —	Arrow Acquisition

Description of the Transaction

On December 2, 2009, Watson acquired all the outstanding equity of privately held Arrow Group for cash, stock and certain contingent consideration (the “Arrow Acquisition”). In accordance with the terms of the share purchase agreement dated June 16, 2009, as amended on November 26, 2009 (together the “Acquisition Agreement”), the Company acquired all the outstanding equity of the Arrow Group for the following consideration:

•	The payment of cash and the assumption of certain liabilities totaling $1.05 billion;

•	Approximately 16.9 million restricted shares of Common Stock of Watson (the “Restricted Common Stock”);

•	200,000 shares of newly designated mandatorily redeemable, non-voting Series A Preferred Stock of Watson (the “Mandatorily Redeemable Preferred Stock”) placed in escrow for the benefit of the former shareholders of the Arrow Group (the “Arrow Selling Shareholders”); and

•	Certain contingent consideration based on the after-tax gross profits on sales of the authorized generic version of Lipitor® (atorvastatin) in the U.S. calculated and payable as described in the Acquisition Agreement. For additional information on the contingent payment, refer to “NOTE 10 — Other Long-Term Liabilities.”

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the purchase price consideration for the Arrow Acquisition (in millions):

Amount

Cash consideration	$1,050.0
Fair value of Restricted Common Stock	636.2
Fair value of Mandatorily Redeemable Preferred Stock	150.0
Fair value estimate of atorvastatin contingent payment consideration (refer to “NOTE 10 — Other Long-Term Liabilities.”)	110.0

$1,946.2

Fair Value of Consideration Transferred

In accordance with existing U.S. GAAP, the fair value of Restricted Common Stock issued as part of the consideration transferred was measured on the closing date of the acquisition at the then-current market price of $37.55 per share for a total Common Consideration of approximately $636.2 million.

Mandatorily Redeemable Preferred Stock was issued in the form of zero-coupon, non-convertible preferred stock which will be redeemable in the amount of $200.0 million, less the amount of any indemnity payments, three years after the Acquisition Date. The fair value of the Mandatorily Redeemable Preferred Stock at Acquisition Date is estimated by the Company to be $150.0 million, based on the terms they were issued under and the cost of the Company’s other fixed rate borrowings and is presented within long-term debt. For additional information on the Mandatorily Redeemable Preferred Stock, refer to “NOTE 9 — Long-Term Debt.”

The Company determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from atorvastatin revenue estimates and post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were discounted using an effective annual interest rate of 10.4%. At each reporting date, the Company will revalue the contingent consideration obligation to estimated fair value and record changes in fair value as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. As of December 31, 2009 the range of outcomes and the assumptions used to develop the estimates have not changed significantly from those used at Acquisition Date. Accretion expense related to the increase in the net present value of the contingent liability will be included in interest expense for the period.

Divestiture of Certain Assets

In order to obtain regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), in connection with the Arrow Acquisition, Watson and the Arrow Group were required to divest certain assets. In conjunction with the closing, Watson sold its Abbreviated New Drug Application (“ANDA”) for Cabergoline, the generic equivalent to Dostinex, to Impax Laboratories, Inc. The Arrow Group sold its pending ANDA for Dronabinol, a generic equivalent to Marinol, to Impax Laboratories, Inc.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Resolution Chemicals Ltd. (“Resolution”), the subsidiary of the Arrow Group that manufactures the Dronabinol active pharmaceutical ingredient, was divested in accordance with the terms of the consent order under the HSR Act immediately prior to the closing.

Allocation of Consideration Transferred

The transaction has been accounted for using the purchase method of accounting under existing U.S. GAAP. The purchase method under existing U.S. GAAP requires, among other things, that assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date and that IPR&D be recorded at fair value on the balance sheet regardless of the likelihood of success of the related product or technology. In addition, any common stock consideration transferred is measured at acquisition date at the then current market price.

The purchase price for the Arrow Acquisition was provisionally allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at Acquisition Date, with the excess being allocated to goodwill, as follows (in millions):

Amount

Cash and cash equivalents	$64.9
Accounts receivable	109.7
Inventories	187.9
Other current assets	173.9
Property, plant & equipment	83.7
IPR&D intangible assets	724.0
Intangible assets	514.0
Goodwill	780.0
Other assets	10.6
Current liabilities	(310.8)
Long-term deferred tax and other tax liabilities	(387.8)
Other long-term liabilities	(3.9)

Net assets acquired	$1,946.2

Management’s purchase price allocation is provisional until the Company receives more information to complete its allocation of certain intellectual properties by tax jurisdiction (which may impact intangible asset valuations) and its evaluation of uncertain tax positions and related deferred income tax assets and liabilities.

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $26.0 million. Approximately $14.2 million was amortized to cost of sales during 2009 and the remaining $11.8 million will be amortized to cost of sales in the first quarter of 2010.

Other Current Assets

Included in other current assets was $90.0 million related to the fair value of amounts due from Sepracor, Inc. (“Sepracor “) prior to the end of 2010 (the “Sepracor Receivable”) for the transfer of certain product rights and technology from the Arrow Group. In April, 2008, the Arrow Group entered into license and development agreements with Sepracor for the development, commercialization, marketing, sale and distribution of certain inhalation pharmaceutical products and packaging technology held by the Arrow Group. Under the license and development agreements, Sepracor is required to pay certain non-refundable milestone amounts

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to December 31, 2010 as consideration for the transfer of know-how and the grants of rights and licenses to the Arrow technology. The fair value of the Sepracor Receivable was estimated to be $90.0 million at Acquisition Date.

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to acquired research and development projects that, as of the Acquisition Date, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets will be capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, Watson will make a separate determination of useful life of the IPR&D intangible and amortization will be recorded as an expense over the estimated useful life.

Intangible assets represent the Arrow Group’s currently marketed products (“CMP”) and have an estimated weighted average useful life of seven years.

The fair value of the IPR&D and identifiable intangible assets is determined primarily using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of the identifiable intangible assets valuations, from the perspective of a market participant, include the estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rate used to arrive at the present value of IPR&D projects as of the Acquisition Date was approximately 10.4% to reflect the internal rate of return and incremental commercial uncertainty in the projections as the products have not yet received FDA approval. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill Allocation

Among the primary reasons the Company entered into the Arrow Acquisition and factors that contributed to a purchase price allocation resulting in the recognition of goodwill were a history of operating margins and profitability, a strong research and development department including generic biologic capability and several first-to file opportunities, expanded commercial footprint on a global basis and key pipeline additions, including atorvastatin and budesonide which will enable Watson to expand its product offerings and offer its customers a greater breadth of product offerings. The goodwill recognized from the Arrow Acquisition is not deductible for tax purposes. All goodwill from the Arrow Acquisition was assigned to the Global Generic segment.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities reflects a deferred income tax liability representing the estimated impact of purchase accounting adjustments for the inventory fair value step-up, property, plant and equipment fair value adjustment, contingencies adjustment and identifiable IPR&D and intangible assets fair value adjustment. This estimate of deferred tax liabilities was determined based on the excess book basis over the tax basis resulting from the above fair value adjustments using an estimated weighted average statutory tax rate of approximately 30%. This estimate is preliminary and is subject to

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change based upon management’s final determination of the fair values of tangible and identifiable intangible assets acquired and liabilities assumed by taxing jurisdiction.

Acquisition-Related Expenses

Included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2009 were pretax charges totaling $16.6 million for advisory, legal and regulatory costs in connection with the Arrow Acquisition

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma operating results for the Company, assuming the Arrow Acquisition had occurred as of the beginning of each period presented. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on the fair valuation of assets acquired , the impact of acquisition financing in place at December 31, 2009 and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the Acquisition Date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	Year Ended December 31,
	2009	2008
	(In millions, except
	per share amounts)

Net revenues	$3,261.9	$3,170.6
Net income	119.3	281.5
Earnings per share:
Basic	0.99	2.35
Diluted	0.98	2.34

NOTE 5 —	Other Income

Other income consisted of the following (in millions):

	Years Ended December 31,
	2009	2008	2007

Earnings on equity method investments	$10.8	$10.6	$7.5
(Loss) gain on sale of securities	(1.1)	9.6	2.3
Other income (expense)	0.2	0.2	(0.1)

	$9.9	$20.4	$9.7

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	Balance Sheet Components

Selected balance sheet components consisted of the following (in millions):

	December 31,
	2009	2008

Inventories:
Raw materials	$196.8	$109.1
Work-in-process	64.1	44.2
Finished goods	494.7	354.5

	755.6	507.8
Less: Inventory reserves	63.3	34.7

Inventories, net	$692.3	$473.1

Property and equipment:
Buildings and improvements	$382.4	$335.2
Furniture and fixtures	45.1	33.0
Leasehold improvements	78.5	67.9
Land and land improvements	31.9	24.0
Machinery and equipment	526.3	469.2
Research and laboratory equipment	94.9	72.0
Construction in progress	39.6	68.6

Total property and equipment, at cost	1,198.7	1,069.9
Less accumulated depreciation	(503.2)	(411.4)

Total property and equipment, net	$695.5	$658.5

Included in property and equipment are assets held for sale having a net book value of $2.0 at December 31, 2009 and 2008, respectively
Accounts payable and accrued expenses:
Trade accounts payable	$266.1	$148.0
Accrued payroll and related benefits	82.1	82.0
Accrued third-party rebates	60.2	25.1
Royalties and sales agent payables	36.8	43.9
Accrued severence, retention and shutdown costs	12.9	16.3
Interest payable	16.9	6.4
Accrued indirect returns	23.5	17.4
Other accrued expenses	116.7	42.2

Total accounts payable and accrued expenses	$615.2	$381.3

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	Investments in Marketable Securities and Other Investments

	December 31,
	2009	2008
	(In millions)

Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$6.0	$8.0
U.S. Treasury and agency securities — maturing within two years	6.3	4.3
Equity securities	1.3	0.9

Total marketable securities	$13.6	$13.2

Investments and other assets:
Investment in equity method investments	$75.4	$59.7
Cost method investments	6.4	0.3
Other long-term investments	3.0	0.1
Other assets	29.7	20.5

Total investments and other assets	$114.5	$80.6

Watson’s marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s Consolidated Balance Sheets.

The following table provides a summary of the fair value and unrealized gains (losses) related to Watson’s available-for-sale securities (in millions):

		Gross Unrealized	Gross Unrealized
At December 31, 2009	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale:
U.S. Treasury and agency securities	$12.3	$—	$—	$12.3
Equity securities — current	0.7	0.6		1.3

Current	13.0	0.6	—	13.6
Equity securities — non-current	0.1	2.9	—	3.0

Total	$13.1	$3.5	$—	$16.6

		Gross Unrealized	Gross Unrealized
At December 31, 2008	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale:
U.S. Treasury and agency securities	$12.1	$0.2	$—	$12.3
Equity securities — current	2.8	—	(1.9)	0.9

Current	14.9	0.2	(1.9)	13.2
Equity securities — non-current	0.1	—	—	0.1

Total	$15.0	$0.2	$(1.9)	$13.3

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current Investments

The Company invests in U.S. Treasury and agency securities. These investments are included in marketable securities on the Company’s Consolidated Balance Sheets at December 31, 2009 and 2008. Also, included in the Company’s Consolidated Balance Sheets in marketable securities at December 31, 2009 and 2008 are the

Company’s investment in the common stock of inVentiv Health, Inc. (“inVentive”). During the year ended December 31, 2009 the Company recorded an other-than-temporary impairment charge of $2.2 million related to our investment in common shares of inVentiv. Current investments are classified as available-for-sale and are recorded at fair value based on quoted market prices.

Non-current Investments

The Company’s investments in the common stock of NovaDel Pharma, Inc., Amarin Corporation plc (“Amarin”) and Acura Pharmaceuticals, Inc. (“Acura”) are classified as other long-term investments and are included in investments and other assets on the Company’s Consolidated Balance Sheets at December 31, 2009 and 2008. On December 23, 2009 the Company exercised its warrant to purchase common stock (“Warrant”) of Acura pursuant to the net issue “cashless” exercise provisions of the Warrant. Under the cashless exercise provision, the Company received approximately 533,000 shares of Acura common stock. The Company recorded an unrealized gain of $2.8 million related to our investment in Acura.

Investment in Equity Method Investments

The Company’s investments in equity method investments at December 31, 2009 primarily consists of its investment in joint venture Scinopharm Taiwan Ltd. (“Scinopharm”).

In 2004, the Company made a $15.3 million investment in Scinopharm, a private company that specializes in process R&D and the production of active pharmaceutical ingredient (“API”). During the fourth quarter of 2005 the Company made an additional $19.4 million investment in the common shares of Scinopharm which increased its ownership percentage to approximately 24%. Accordingly, the Company accounts for its investment in Scinopharm under the equity method. In January 2006, the Company made an additional investment in Scinopharm of approximately $12.0 million which increased its ownership share to approximately 31%. (Refer to NOTE 17 — Subsequent Events for additional information on Scinopharm).

Prior to December 31, 2008 the Company held an equity method investment in Somerset Pharmaceuticals, Inc. (“Somerset”), a joint venture in which Watson and Mylan Inc. (“Mylan”) both held a fifty percent interest. On July 28, 2008 the Company sold its fifty percent interest in Somerset to Mylan.

The Company recorded net earnings from equity method investments of $10.8 million in 2009, $10.6 million in 2008 and $7.5 million in 2007, respectively.

The Company is not required to provide ongoing investments or additional funding to its joint ventures.

Cost Method Investments

The Company’s cost method investments consist primarily of investments in common shares of a number of private and public companies where our ownership interest is under 20% or where we do not have the ability to exercise significant influence.

Other Assets

Other assets include security and equipment deposits and deferred financing fees, net of amortization.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	Goodwill, Product Rights and Other Intangibles

Goodwill for the Company’s reporting units consisted of the following:

	December 31,
	2009	2008
	(In millions)

Brand segment	$348.2	$348.2
Generic segment	1,213.6	433.6
Distribution segment	86.3	86.3

Total goodwill	$1,648.1	$868.1

The increase in goodwill in 2009 is due to the Arrow Acquisition. Under the purchase method of accounting, the Company allocated $780.0 million to goodwill, which represents the excess of the purchase price over the fair value of the identifiable net tangible and intangible assets acquired (for additional information on the Arrow Acquisition see “NOTE 4-Arrow Acquisition”). The entire amount of goodwill related to the Arrow Acquisition was allocated to the Company’s Global Generic segment.

Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets, where applicable, consisted of the following:

	December 31,
	2009	2008
	(In millions)

Intangibles with definite lives
Product rights and other related intangibles	$1,851.2	$1,320.7
Core technology	52.5	52.5
Customer relationships	49.1	49.1

	1,952.8	1,422.3
Less accumulated amortization	(1,031.1)	(938.5)

	921.7	483.8
Intangibles with indefinite lives
IPR&D	724.0	—
Trade Name	76.2	76.2

Total product rights and related intangibles, net	$1,721.9	$560.0

Intangible assets acquired with the Arrow Acquisition amounted to $1,238.0 million, including $514.0 million relating to CMP and $724.0 relating to IPR&D intangibles. CMP intangibles have been included in product rights and other related intangibles and will be amortized over a weighted average useful life of approximately seven years.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Watson reevaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company continually evaluates the appropriateness of useful lives assigned to long-lived assets, including product rights.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related intangibles is estimated to be approximately $154.9 million in 2010, $151.5 million in 2011, $145.7 million in 2012, $133.3 million in 2013 and $124.3 million in 2014. These amounts do not include the amortization expense or potential impairment of IPR&D intangibles as we are unable to reasonably predict the timing of future approval and launch dates or the potential abandonment or future impairment of each acquired IPR&D project. The Company’s current product rights and related intangibles have a weighted average remaining useful life of approximately seven years.

NOTE 9 —	Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2009	2008
	(In millions)

Senior Notes,
2014 Notes	$450.0	$—
2019 Notes	400.0	—

	850.0	—
Less: Unamortized discount	(2.5)	—

Senior Notes, net	847.5	—
2006 Credit Facility	400.0	300.0
CODES	—	574.7
Mandatorily Redeemable Preferred Stock	151.2
Loan with Lombard Odier Darier Hentsch & Cie. (“Lombard Loan”)	55.0	—
Other notes payable	4.1	3.2

	1,457.8	877.9
Less: Current portion	307.6	53.2

Total long-term debt	$1,150.2	$824.7

Senior Notes

The offering of $450.0 million of 2014 Notes and $400.0 million of 2019 Notes was registered under an “automatic shelf” registration statement filed with the Securities and Exchange Commission (“SEC”). The Senior Notes were issued pursuant to a senior note indenture dated as of August 24, 2009 between the Company and Wells Fargo Bank, National Association, as trustee, as supplemented by a first supplemental indenture dated August 24, 2009 (together the “Senior Note Indentures”).

Interest payments are due on the Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010 at an effective annual interest rate of 5.43% on the 2014 Notes and 6.35% on the 2019 Notes.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may redeem the Senior Notes on at least 15 days but no more than 60 days prior written notice for cash for a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed and the sum of the present values of the remaining scheduled payments, as defined by the Senior Note Indentures, of the Senior Notes to be redeemed, discounted to the date of redemption at the applicable treasury rate, as defined by the Senior Note Indentures, plus 40 basis points. As of December 31, 2009, the fair value of our Senior Notes was approximately $24.5 million greater than the carrying value.

Upon a change of control triggering event, as defined by the Senior Note Indentures, the Company is required to make an offer to repurchase the Senior Notes for cash at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest to the date of purchase.

The Company used a portion of the net proceeds from the offering of Senior Notes to repay $100.0 million of the term facility under the 2006 Credit Facility and to redeem $575.0 million outstanding under the CODES. The remaining net proceeds have been used to fund a portion of the cash consideration for the Arrow Acquisition.

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

On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility which, among other things, provided certain modifications and clarifications with respect to refinancing of the Company’s outstanding indebtedness, allowed an increase in the Company’s ability to incur general unsecured indebtedness from $100.0 million to $500.0 million and provides an exclusion from certain restrictions under the 2006 Credit Facility on up to $151.4 million of certain anticipated acquired indebtedness under the Arrow Acquisition. The terms of the amendment also required the repayment of $100.0 million on the term facility under the 2006 Credit Agreement. As a result of this $100.0 million repayment, the Company’s results for the year ended December 31, 2009 reflect a $0.8 million charge for losses on the early extinguishment of debt in respect of the 2006 Credit Facility. In addition to the above repayment on the term facility of the 2006 Credit Facility, the Company also made a $75.0 million repayment on the Revolving Facility of the 2006 Credit Facility in the year ended December 31, 2009. The Company borrowed $275.0 million under the Revolving Facility to fund a portion of the cash consideration for the Arrow Acquisition. As of December 31, 2009, $250.0 million was outstanding on the Revolving Facility and $150.0 million was outstanding on the Term Facility. There are no scheduled debt payments required in 2010 and the full amount outstanding on the Term facility is due November 2011.

Under the terms of the 2006 Credit Facility, each of the Company’s subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. The Company is

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to, and, as of December 31, 2009, was in compliance with, financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:

•	maintenance of a minimum net worth of at least $1.62 billion;

•	maintenance of a maximum leverage ratio not greater than 2.5 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At December 31, 2009, the Company’s net worth was $3.02 billion, and its leverage ratio was 1.79 to 1.0. The Company’s interest coverage ratio for the year ended December 31, 2009 was 21.8 to 1.0.

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

CODES

In March 2003, the Company issued $575.0 million of CODES, which under the terms of the CODES were convertible into shares of Watson’s common stock upon the occurrence of certain events with interest payments due semi-annually in March and September at an effective annual interest rate of 2.1%. On August 24, 2009, the Company gave notice to Wells Fargo Bank, National Association, as trustee of the CODES (the “Trustee”), and the Trustee delivered an irrevocable notice of redemption to the holders of the CODES that the Company elected to redeem the CODES for cash at a price equal to 100% of the principal amount of the CODES, plus interest accrued and unpaid to, but excluding, the redemption date. On September 14, 2009 the CODES were redeemed in accordance with the terms of the CODES. As a result of the redemption of the CODES, the Company’s results for the year ended December 31, 2009 reflect a $1.2 million charge for losses on the early extinguishment of debt in respect of the CODES.

Mandatorily Redeemable Preferred Stock

In connection with the Arrow acquisition, on December 2, 2009, pursuant to the Purchase Agreement, Watson issued 200,000 shares of newly designed non-voting Series A Preferred Stock of Watson having a stated value of $1,000 per share (the “Stated Value”), or an aggregate stated value of $200 million, which have been placed in an indemnity escrow account for a period of three years.

The provisions for the Mandatorily Redeemable Preferred Stock are as follows:

Dividends

The holders of Mandatorily Redeemable Preferred Stock shall be entitled to receive dividends, when and of declared by the board of directors.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Mandatorily Redeemable Preferred Stock will be paid out of the assets of Watson available for distribution to Watson’s shareholders before any payment shall be paid to the holders of Watson’s common stock, an amount equal to the Stated Value of the Mandatorily Redeemable Preferred Stock.

Mandatory Redemption

Each share of Mandatorily Redeemable Preferred Stock is mandatorily redeemable by Watson in cash on December 2, 2012, the third anniversary of its issuance at the Stated Value.

Change in Control Redemption

Upon occurrence of a Change in Control event (as defined in the Certificate of Designations of the Mandatorily Redeemable Preferred Stock that was previously filed with the SEC on December 2, 2009), Watson shall have the right to redeem all of the outstanding Mandatorily Redeemable Preferred Stock in cash for a price per share equal to the Stated Value.

Voting Rights

The holders of the Mandatorily Redeemable Preferred Stock are not entitled to vote on any matters presented to the shareholders of Watson for their actions or consideration at any meetings of the shareholders of Watson (or by written consent of shareholders in lieu of the meetings), except that the written consent or affirmative vote of at least two thirds of the then outstanding shares of Mandatorily Redeemable Preferred Stock consenting or voting separately as a class is required on any matters that would amend, alter or repeal any terms, preferences, special rights or powers of the Mandatorily Redeemable Preferred Stock. The holders of the Mandatorily Redeemable Preferred Stock may also vote on any matters required by law.

In accordance with the existing U.S GAAP, the Mandatorily Redeemable Preferred Stock have been reported as long-term debt and accretion expense has been classified as interest expense. The fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $150.0 million at December 2, 2009 based on the mandatory redemption value of $200.0 million on December 2, 2012 using a discount rate of 9.63% per annum. At December 31, 2009, the unamortized accretion expense for the Preferred Stock was $48.8 million.

Lombard Loan

On November 25, 2009, prior to closing the Arrow Acquisition, the Arrow Group received loan proceeds from Lombard Odier Darier Hentsch & Cie in the amount of $90.0 million. The Lombard Loan was structured as three separate fixed-term advances: (i) a $35.0 million advance that bears interest at a rate of 1.29% per annum, maturing on December 31, 2009, (ii) a $20.0 million advance that bears interest at a rate of 1.37% per annum, maturing on March 12, 2010, and (iii) a $35.0 million advance bearing interest at a rate of 1.99% per annum, maturing on December 31, 2010. The Lombard Loan is mandatorily repayable from anticipated net proceeds from the Sepracor Receivable. The Lombard Loan is guaranteed by one or more of the Arrow Selling Shareholders (the “Guarantor”). In the event Sepracor fails to make anticipated royalty/milestone payments to Watson on the Sepracor Receivable for any reason, the Guarantor must repay the outstanding portion of the Lombard Loan or reimburse Arrow Group for such defaulted amount.

In accordance with the terms of the Lombard Loan, $35.0 million was paid on December 31, 2009. At December 31, 2009 $55.0 million of the Lombard Loan was outstanding and is included in current liabilities.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Outstanding Debt

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on December 31, 2009. As of December 31, 2009, the fair value of our Senior Notes was $24.5 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

Annual Debt Maturities

At December 31, 2009, annual maturities of long-term debt were as follows: $57.7 million in 2010, $400.1 million in 2011, $200.1 million in 2012, $1.2 million in 2013, $450.0 million in 2014 and $400.0 million thereafter. Amounts represent total anticipated cash payments on our Senior Notes, Mandatorily Redeemable Preferred Stock, Lombard Loan, 2006 Credit Facility and other current and long-term debt assuming existing debt maturity schedules. Any early settlement of our Senior Notes through redemption or repurchase privileges, as defined under the terms of the Senior Notes, or prepayment of our 2006 Credit Facility would change the timing of principal amounts due under the Company’s long-term debt obligations.

NOTE 10 —	Other Long-Term Liabilities

In accordance with the Acquisition Agreement, the Arrow Selling Shareholders will have the right to receive certain contingent payments based on the after-tax gross profits on sales of atorvastatin within the U.S. (the “Territory”) from product launch date up to and including May 31, 2013 (the “Contingent Payment Period”). Accordingly, other long-term liabilities at Acquisition Date and at December 31, 2009 includes the fair value of the contingent liability of $110.0 million and $111.0 million, respectively.

The determination of contingent payment amounts is dependent upon the existence of generic competition within the Territory and post-tax gross profits earned, as defined in the Acquisition Agreement. Should there be no competing generic product launched in the Territory during the Contingent Payment Period, payment of contingent consideration will be calculated as 50% of the post-tax gross profits, as defined in the Acquisition Agreement. Should there be a competing product to atorvastatin launched in the Territory during the Contingent Payment Period, payment of contingent consideration will be calculated as either 85% of the post-tax gross profits or 15% of the post-tax gross profits, as defined in the Acquisition Agreement, with total contingent payments being limited to $250.0 million during the Contingent Payment Period.

The Company determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from atorvastatin revenue estimates and post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were discounted using an effective annual interest rate of 10.4%. At each reporting date, the Company will revalue the contingent consideration obligation to estimated fair value and record changes in fair value as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. As of December 31, 2009 the range of outcomes and the assumptions used to develop the estimates have not changed significantly from those used at Acquisition Date. Accretion expense related to the increase in the net present value of the contingent liability will be included in interest expense for the period.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	Income Taxes

The Company’s income before provision for income taxes was generated from the United States and international operations as follows:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Income before income taxes:
U.S.	$366.5	$353.2	$216.8
Foreign	(3.9)	5.1	7.5

Income before income taxes	$362.6	$358.3	$224.3

The Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
	2009	2008	2007
	(In millions)

Current provision:
Federal	$133.0	$101.3	$79.3
State	20.2	14.3	10.0
Foreign	6.4	0.8	0.2

Total current provision	159.6	116.4	89.5

Deferred provision (benefit):
Federal	(7.8)	3.1	(7.5)
State	(5.5)	0.4	(0.7)
Foreign	(5.7)	—	1.9

Total deferred provision (benefit)	(19.0)	3.5	(6.3)

Total provision for income taxes	$140.6	$119.9	$83.2

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $2.3 million, $0.2 million, and $1.0 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2009	2008	2007

Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2%	2.8%	3.0%
Favorable tax authorities outcome	0.0%	(2.2)%	0.0%
Charitable contributions	(0.1)%	(0.5)%	(1.2)%
Valuation allowance	(0.5)%	(0.7)%	2.0%
Sale of Somerset	0.0%	(1.2)%	0.0%
Transaction Costs	1.6%	0.0%	0.0%
Other	(0.4)%	0.3%	(1.7)%

Effective income tax rate	38.8%	33.5%	37.1%

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2009	2008
	(In millions)

Benefits from net operating loss carryforwards	$45.0	$2.0
Benefits from tax credit carryforwards	23.0	—
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	101.6	98.6
Property, equipment and intangible assets	(472.8)	(101.7)
Deferred revenue	12.1	14.7
Deferred interest expense	(76.3)	(67.8)
Share-based compensation	10.5	9.0
Other	16.1	26.4

Total deferred tax liability, gross	(340.8)	(18.8)
Less valuation allowance	(76.2)	(8.1)

Total deferred tax liability, net	$(417.0)	$(26.9)

The Company had the following carryforwards at December 31, 2009:

•	$299.2 million state tax net operating loss (“NOL”) which begin to expire in 2010;

•	$2.0 million U.S. federal capital loss carryovers which begin to expire in 2013;

•	$138.3 million foreign tax NOLs which begin to expire in 2010 ; and

•	tax credits of $23.0 million in a foreign jurisdiction which are not subject to expiration.

Additionally, due to restrictions imposed as a result of ownership changes to acquired subsidiaries, the amount of NOL carryforwards available to offset future taxable income is subject to limitation. The annual NOL utilization may be further limited if additional changes in ownership occur. A valuation allowance has been established due to the uncertainty of realizing certain net operating losses, tax credits and deferred tax assets relating to some impaired investments.

Deferred income taxes have not been provided on the undistributed earnings of certain of the Company’s foreign subsidiaries of approximately $36.1 million and $18.0 million as of December 31, 2009 and 2008, respectively. These amounts have been indefinitely reinvested. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Uncertainty in Income Taxes

At December 31, 2009, 2008 and 2007, the liability for income tax associated with uncertain tax positions was $72.2 million, $61.3 million and $71.2 million, respectively. This amount is reduced for timing differences and amounts primarily arising from business combinations which, if recognized, would be recorded to goodwill. As of December 31, 2009, the net amount of $57.5 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2009	2008	2007
	(In millions)

Balance at the beginning of the year	$61.3	$71.2	$69.2
Increases for current year tax positions	6.9	5.0	6.6
Increases for prior year tax positions	12.7	7.8	34.3
Decreases for prior year tax positions	(3.9)	(11.9)	(33.0)
Settlements	(4.4)	(10.8)	(5.9)
Lapse of applicable statue of limitations	(0.4)	—	—

Balance at the end of the year	$72.2	$61.3	$71.2

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2009, 2008 and 2007, the company recognized approximately $1.4 million, ($0.8) million and $3.3 million in interest and penalties. At December 31, 2009, 2008 and 2007 the Company had accrued $5.1 million (net of tax benefit of $3.1 million), $3.9 million (net of tax benefit of $2.3 million) and $6.2 million (net of tax benefit of $3.6 million) of interest and penalties related to uncertain tax positions, respectively.

The Company conducts business globally and, as a result, it files federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations with or between tax authorities and issuance of new legislation, regulations, rulings or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. In 2008, the Internal Revenue Service (“IRS”) began examining the Company’s 2004, 2005, and 2006 tax years. The IRS has indicated that it is their intention to complete their examination of those years in 2010. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the most likely outcomes. As a result of the proposed completion of the IRS exam, the potential completion and/or settlement of other examinations in state and foreign jurisdictions, and the future completion of the Company’s assessment of the uncertain tax positions of the Arrow Group, the quantification of all those potential changes cannot be estimated at this time. With respect to the possible completion of the IRS exam for the 2004-2006 tax years, the range of such change could vary, but the amount of such change could result in a reduction of uncertain tax benefits of as much as $17.1 million, which is exclusive of the impact of any

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refunds, settlements and deferred tax impacts and represents positions primarily related to transaction costs, charitable contributions, the disposition of assets and the taxation of foreign income in the U.S.

NOTE 12 —	Stockholders’ Equity

Preferred stock

In 1992, the Company authorized 2.5 million shares of no par preferred stock. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009 the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012 and is accordingly, included within long-term debt in the consolidated balance sheet at December 31, 2009 (for additional information on the Mandatorily Redeemable Preferred Stock refer to NOTE 9 — Long-Term Debt”).

Stock option plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders that authorize the granting of options to purchase the Company’s common shares subject to certain conditions. At December 31, 2009, the Company had reserved 6.8 million of its common shares for issuance upon exercise of options granted or to be granted under these plans and for restricted stock grants (see discussion below). The option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option plans consisted of the following (options and aggregate intrinsic value in millions):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding, December 31, 2006	10.9	$36.39
Granted	0.6	30.60
Exercised	(0.6)	26.25
Cancelled	(1.1)	36.81

Outstanding, December 31, 2007	9.8	36.62
Granted	—
Exercised	(0.3)	27.42
Cancelled	(2.2)	39.51

Outstanding, December 31, 2008	7.3	36.11
Granted	—
Exercised	(1.2)	28.55
Cancelled	(0.8)	41.74

Outstanding, December 31, 2009	5.3	$36.91	3.6	$31.8

Vested and expected to vest at December 31, 2009	5.2	$37.05	3.6	$30.8

Options exercisable at December 31, 2009	4.6	$37.94	3.1	$25.3

As of December 31, 2009, the Company had $1.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.3 years. Total intrinsic value of options exercised for the year ended December 31, 2009 and 2008 was $7.4 million and $0.7 million, respectively.

Restricted Stock Plan

Beginning in 2005, the Compensation Committee of the Board authorized and issued restricted stock to the Company’s Participants under the Company’s equity compensation plans. The restricted stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options that give Participants the right to purchase stock at a set price. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. Watson’s restricted stock awards generally have restrictions eliminated over a one- to four-year period. Restrictions generally lapse for non-employee directors after one year. Restrictions generally lapse for employees over a two- to four-year period. The fair value of restricted stock grants is based on the fair market value of our common stock on the respective grant dates. Restricted stock compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the Participants.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the changes in restricted stock grants during the year ended December 31, 2009 is presented below (shares and aggregate intrinsic value in millions):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value

Restricted shares outstanding at December 31, 2008	1.6	$29.38	1.8	$46.0
Granted	0.9	28.91		27.2
Vested	(0.4)	31.50		(12.2)
Cancelled	(0.2)	28.71		(5.3)

Restricted shares outstanding at December 31, 2009	1.9	$28.79	1.7	$55.7

As of December 31, 2009, the Company had $20.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 1.7 years.

Stock Repurchases

During the years ended December 31, 2009 and 2008, the Company repurchased approximately 118,000 and 30,000 shares of its common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $3.6 million and $0.9 million, respectively.

NOTE 13 —	Reportable Segments

Watson has three reportable segments: Global Generic, Global Brand and Distribution. The Global Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brand segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generic and Global Brand segments. Arrow operating results are included in the Global Generic segment subsequent to the date of acquisition except for operating results from Eden which will be included in our Global Brand segment.

The accounting policies of the operating segments are the same as those described in “NOTE 2 — Summary of Significant Accounting Policies.” The “other” classification consists primarily of commission revenue, royalties and revenues from research, development and licensing fees and also includes co-promotion revenue and revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply products to third parties. The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), direct R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains on disposal or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generic, Global Brand and Distribution segments consisted of the following:

	Years Ended December 31,
	2009	2008	2007

Global Generic Segment
Product sales	$1,641.8	$1,404.0	$1,408.9
Other	26.4	70.3	93.0

Net revenues	1,668.2	1,474.3	1,501.9
Operating expenses:
Cost of sales(1)	947.1	883.8	917.9
Research and development	140.4	119.2	102.4
Selling and marketing	53.8	55.2	55.4

Global Generic Contribution	$526.9	$416.1	$426.2

Contibution margin	31.6%	28.2%	28.4%
Global Brand Segment
Product sales	$393.7	$397.0	$375.2
Other	67.3	58.0	53.5

Net revenues	461.0	455.0	428.7
Operating expenses:
Cost of sales(1)	89.3	107.1	99.9
Research and development	56.9	50.9	42.4
Selling and marketing	144.5	118.2	108.0

Global Brand Contribution	$170.3	$178.8	$178.4

Contibution margin	36.9%	39.3%	41.6%
Distribution Segment
Product sales	$663.8	$606.2	$566.1
Other	—	—	—

Net revenues	663.8	606.2	566.1
Operating expenses:
Cost of sales(1)	560.4	511.9	487.0
Research and development	—	—	—
Selling and marketing	64.8	59.5	52.0

Distribution Contribution	$38.6	$34.8	$27.1

Contibution margin	5.8%	5.7%	4.8%
Total Segment Contribution	$735.8	$629.7	$631.7
Corporate general and administrative	257.1	190.5	205.7
Amortization	92.6	80.7	176.4
Loss (gain) on asset sales and impairments	2.2	0.3	(6.1)

Operating income	$383.9	$358.2	$255.7

(1)	Excludes amortization of acquired intangibles including product rights.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net product sales are represented by the sale of products in the following therapeutic categories for the years ended December 31,:

	2009	2008	2007
	(In millions)

Central nervous system	$836.7	$795.7	$772.1
Hormones and synthetic substitutes	609.8	525.7	551.2
Cardiovascular	269.4	245.5	312.9
Nephrology	141.5	174.4	170.7
Gastrointestinal	133.7	130.0	73.6
Other	708.2	535.9	469.6

	$2,699.3	$2,407.2	$2,350.1

NOTE 14 —	Business Restructuring Charges

During the first quarter of 2008, the Company announced efforts to reduce its cost structure including the planned closure of its manufacturing facilities in Carmel, New York and its distribution center in Brewster, New York. Activity related to our business restructuring and facility rationalization activities for the year ended December 31, 2009 consisted of the following:

	Accrual				Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-cash	December 31,
	2008	to Expense	Payments	Adjustments	2009
	(In millions)

Cost of sales
Severance and retention	$13.7	$10.6	$(11.2)	$—	$13.1
Product transfer costs	0.7	10.8	(10.5)	—	1.0
Facility decommission costs	0.2	0.7	(0.7)	—	0.2
Accelerated depreciation	—	7.2	—	(7.2)	—

	14.6	29.3	(22.4)	(7.2)	14.3

Operating expenses
Research and development	0.7	2.3	(1.8)	(0.4)	0.8
Selling, general and administrative	0.8	1.0	(1.0)	—	0.8

	1.5	3.3	(2.8)	(0.4)	1.6

Total restructuring charges	$16.1	$32.6	$(25.2)	$(7.6)	$15.9

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to our business restructuring and facility rationalization activities for the year ended December 31, 2008 consisted of the following:

				Accrual
				Balance at
	Charged	Cash	Non-cash	December 31,
	to Expense	Payments	Adjustments	2008
	(In millions)

Cost of sales	$28.1	$(6.1)	$(7.4)	$14.6
Operating expenses
Research and development	1.5	(0.8)	—	0.7
Selling, general and administrative	0.9	(0.1)	—	0.8

Total restructuring charges	$30.5	$(7.0)	$(7.4)	$16.1

Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Global Generic segment.

While the final closing date will depend on a number of factors, we anticipate these facilities will close by the end of 2010.

NOTE 15 —	Fair Value Measurement

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

The guidance defines fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy within the guidance distinguishes three levels of inputs that may be utilized when measuring fair value, including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (using unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at December 31, 2009 consisted of the following (in millions):

	Fair Value Measurements as at December 31, 2009 Using:
	Total	Level 1	Level 2	Level 3

Assets:
Marketable securities	$13.6	$13.6	$—	$—
Investments	3.0	3.0	—	—
Liabilities:
Contingent consideration	111.0	—	—	111.0

	Fair Value Measurements as at December 31, 2008 Using:
	Total	Level 1	Level 2	Level 3

Marketable securities	$13.2	$13.2	$—	$—
Investments	0.1	0.1	—	—

Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.

The fair value measurement of the contingent consideration obligation to the Arrow Selling Shareholders is determined using Level 3 inputs. The fair value of the contingent consideration obligation is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the value of the contingent consideration obligation is recorded as a component of operating income in our consolidated statement of operations.

NOTE 16 —	Commitments and Contingencies

Facility and Equipment Leases

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2009, 2008 and 2007 was $20.0 million, $19.0 million and $18.1 million, respectively.

At December 31, 2009, future minimum lease payments under all non-cancelable operating leases are approximately $20.6 million in 2010, $18.2 million in 2011, $12.4 million in 2012, $8.7 million in 2013, $8.4 million in 2014 and $33.4 million thereafter.

Employee Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all U.S.-based employees. The Company contributes to the plans based upon the employee contributions. Watson’s contributions to these retirement plans were $11.0 million, $10.6 million and $8.6 million in the years ended December 31, 2009, 2008 and 2007, respectively. The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cipro® Litigation.  Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On March 23, 2009, the indirect purchaser plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. On June 22, 2009, the Supreme Court denied the petition. In the appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Riteaid, the Second Circuit heard oral argument by the parties on April 28, 2009, and advised the parties that the court had invited the United States Department of Justice to provide comments on the case. On July 6, 2009, the Department of Justice submitted a brief on the matter, expressing no opinion on the Cipro action but suggesting certain standards to evaluate “reverse payment” patent settlements. On August 12, 2009, the parties responded to the Department of Justice’s brief. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Aventis”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The court hearing the case in New York has dismissed the action. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In the action pending in Kansas, the court has administratively terminated the matter pending the outcome of the appeals in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On November 19, 2009, the plaintiffs filed a notice of appeal. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

These cases generally allege that the defendants caused the plaintiffs to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported average wholesale price or wholesale acquisition cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Many of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. In the case

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

brought on behalf of the Commonwealth of Massachusetts the Court recently denied cross-motions for summary judgment. The case brought against the Company on behalf of Arizona was settled in May 2009 and was dismissed with prejudice on June 29, 2009. The case brought against the Company on behalf of Alabama was tried in June and July of 2009. At the conclusion of the trial, the jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. The case brought against the Company on behalf of Kentucky had been scheduled for trial in September 2010, but that trial date was vacated and the case has not been rescheduled for trial. The case brought against the Company on behalf of Mississippi has been scheduled for trial in December 2010. The case brought against the Company on behalf of Texas has been scheduled for trial in January 2011. The cases brought against the Company on behalf of Hawaii and Massachusetts have been settled.

The City of New York filed an action in the United States District Court for the Southern District of New York on August 4, 2004, against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and was consolidated with several similar cases filed by individual New York counties. A corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint included as plaintiffs the City of New York and 30 New York counties. Since the filing of the Consolidated Complaint, cases brought by a total of 14 additional New York counties have been transferred to the District of Massachusetts. On January 27, 2010, the U.S. District Court granted Plaintiffs’ motion for partial summary judgment as to each of the generic defendants, including Watson, with respect to some of Watson’s drugs reimbursed at the Federal Upper Limit, and found violations of New York’s state false claims act statute. If final judgment is entered based upon this ruling, Plaintiffs will be entitled to compensatory damages, treble damages and penalties in amounts that are not currently known or reasonably estimatable. In February 2010, Watson and certain other defendants filed a motion to amend the Court’s Order to certify an immediate interlocutory appeal, and seeking among other things, clarification of New York’s false claims act statute. In February 2007, three of the New York counties’ cases were sent back to New York state court (Erie, Oswego and Schenectady counties). On April 5, 2007, an additional action raising similar allegations was filed by Orange County, New York (County of Orange v. Abbott Laboratories, Inc., et al., United States District Court for the Southern District of New York, Case No. 07-CV-2777). The Company is therefore named as a defendant by the City of New York and 41 New York counties, consolidated in the District of Massachusetts case, as well as by four additional New York counties, with three of these cases pending in New York state courts. Many of the state and county cases are included in consolidated or single-case mediation proceedings, and the Company is participating in these proceedings.

In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, f/k/a Biovail Pharmaceuticals, LLC, et. al.,USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In December 2002, February 2003, January 2004, January 2005, January 2006, January 2007, January-February 2008, January 2009, and January 2010, respectively, the first, second, third, fourth, fifth, sixth, seventh and eighth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 10, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. From February 20, 2007 through March 9, 2007, the FDA conducted another inspection of the facility. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection. In March 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations. The FDA conducted another inspection of the facility from October 18, 2007 through October 26, 2007. At the conclusion of the inspection, the FDA issued a Form 483 listing two observations made during the pre-approval portion of the inspection related to two pending Abbreviated New Drug Applications (“ANDAs”). No formal observations were made concerning the Company’s compliance with cGMP. The FDA conducted another inspection of the facility from June 16, 2008 through July 1, 2008. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from September 21, 2009 through September 24, 2009. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Androgel® Antitrust Litigation.  On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleges that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company. The complaint alleges violation of federal and state antitrust and consumer protection laws and seeks equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants. (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court granted the defendants’ motion to transfer and transferred the cases to the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. On July 20, 2009, and August 31, 2009, the defendants (including the Company) filed motions to dismiss the Federal Trade Commission action and the private plaintiff actions, respectively. On March 31, April 17, and April 21, 2009, additional actions alleging similar claims were filed in the United States District Court for the District of New Jersey (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., Civ. No. 09-1900). These actions purport to assert similar claims on behalf of various class representatives. On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On June 2, 2009, a District of New Jersey magistrate judge granted the defendants’ motion to transfer, and denied the plaintiffs’ motion for reconsideration of that decision on June 24, 2009. On July 13, 2009, the plaintiffs appealed the magistrate judge’s decision transferring the cases to the district court judge, and on September 30, 2009 the district court judge affirmed the magistrate’s decision transferring the actions to the Northern District of Georgia. On May 19, 2009, an additional action alleging similar claims was filed in the District of Minnesota (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., Civ. No. 09-1168). This action purports to assert similar claims on behalf of a putative class of indirect purchasers of AndroGel®. On June 10, 2009, the defendants (including the Company) filed a motion to transfer the United Food and Commercial Workers action to the Northern District of Georgia. On June 11, 2009, the United Food and Commercial Workers plaintiff filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On June 17 and 29, 2009, two additional actions alleging similar claims were filed in the Middle District of Pennsylvania (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., Civ. No. 09-1153, and Walgreen Co., et al. v. Unimed Pharms., Inc., et al., Civ. No. 09-1240), by plaintiffs purporting to be direct purchasers of AndroGel®. On June 22, 2009, the Rite

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aid plaintiffs filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On July 22, 2009, the defendants (including the Company) filed motions to transfer the Rite Aid and Walgreen actions from the Middle District of Pennsylvania to the Northern District of Georgia. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions pending outside of the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084). On October 15, 2009, the judge presiding over the consolidated litigations ordered all direct purchaser plaintiffs ( Meijer Inc., Rochester Drug Co-Operative, Inc., Louisiana Wholesale Drug Co. Inc., Rite Aid Corp., Walgreen Co., and Stephen L. LaFrance Pharm., Inc. ) to file a consolidated opposition to the Company’s pending motion to dismiss. The consolidated opposition was filed on October 28, 2009. On October 30, 2009, the defendants moved to dismiss the complaints filed by the indirect purchaser plaintiffs. All of the aforementioned lawsuits related to Androgel® are now pending in the United States District Court for the Northern District of Georgia. On February 22, 2010, the judge presiding over the consolidated litigations granted the Company’s motions to dismiss the complaints, except the portion of private plaintiffs’ complaints that include allegations concerning sham litigation.

On October 30, 2009, an additional action raising similar allegations under Tennessee state law was filed in the Circuit Court for Cocke County, Tennessee (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al., Case No. 31,837). On December 4, 2009, the defendants (including the Company) removed the case to the United States District Court for the Eastern District of Tennessee, Greeneville Division. Also on December 4, 2009, the Company filed a motion with the Judicial Panel on Multidistrict Litigation requesting that the Tennessee action be centralized with all the other cases relating to Androgel® in the United States District Court for the Northern District of Georgia. On December 16, 2009, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order. On December 30, 2009, Plaintiff filed a motion to vacate the Conditional Transfer Order, which motion is currently pending. On January 13, 2010, Plaintiff filed a motion to remand the action to Tennessee state court; the motion has been briefed and is currently pending.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation.  Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. Approximately 102 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 110 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is continuing to sell its generic version of Seasonale®. Therefore, an adverse determination could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a purported class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” Discovery in the action is ongoing. No trial date has been set. Anda intends to defend the action vigorously. However, this action, if successful, could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 17 —	Subsequent Events

On February 26, 2010, we entered into an agreement with Uni-President Enterprises Corporation to sell our outstanding shares of ScinoPharm. Under the terms of the stock purchase agreement, we will sell our entire holdings of shares for net proceeds of approximately $94.0 million. The transaction is subject to the parties obtaining approvals from various government agencies in Taiwan, as well as other customary closing conditions. Assuming all closing conditions are met, we expect the transaction to close during the first half of 2010. The carrying value of our investment in Scinopharm at December 31, 2009 was $69.4 million.

Schedule II
Watson Pharmaceuticals, Inc.

Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2008 and 2007

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Deductions/		End of
	Period	Expenses	Write-offs	Other*	Period
	(In millions)

Allowance for doubtful accounts:
Year ended December 31, 2009	$3.3	$3.4	$(3.1)	$1.8	$5.4
Year ended December 31, 2008	3.8	1.2	(1.7)	—	3.3
Year ended December 31, 2007	5.9	0.1	(2.2)	—	3.8
Inventory reserves:
Year ended December 31, 2009	34.7	51.0	(22.4)	—	63.3
Year ended December 31, 2008	47.7	45.7	(58.7)	—	34.7
Year ended December 31, 2007	58.3	46.8	(57.4)	—	47.7
Tax valuation allowance:
Year ended December 31, 2009	8.1	0.2	—	67.9	76.2
Year ended December 31, 2008	12.5	(0.6)	(3.8)	—	8.1
Year ended December 31, 2007	12.0	0.5	—	—	12.5

*	Represents opening balances of businesses acquired in the period.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below (in millions except per share data):

	For Three Month Periods Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2009	2009	2009

Net revenues	$785.7	$662.1	$677.8	$667.4
Operating expenses	685.5	551.4	586.3	585.9

Operating income	100.2	110.7	91.5	81.5
Provision for income taxes	32.8	39.3	37.6	30.9
Net income	$56.9	$63.0	$53.0	$49.1

Basic earnings per share	$0.52	$0.61	$0.51	$0.48

Diluted earnings per share	$0.51	$0.55	$0.46	$0.43

Market price per share:
High	$40.25	$37.20	$33.97	$32.95

Low	$33.88	$32.61	$28.06	$23.05

	For Three Month Periods Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008

Net revenues	$645.2	$640.7	$622.7	$626.9
Operating expenses	555.0	553.7	523.7	544.9

Operating income	90.2	87.0	99.0	82.0
Provision for income taxes	30.2	23.0	35.5	31.2
Net income	$56.4	$71.1	$60.3	$50.6

Basic earnings per share	$0.55	$0.69	$0.59	$0.49

Diluted earnings per share	$0.50	$0.62	$0.53	$0.45

Market price per share:
High	$29.65	$31.38	$32.70	$29.56

Low	$20.17	$26.66	$25.03	$23.90

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Merger by and among Watson Pharmaceuticals, Inc., Water Delaware, Inc. and Andrx Corporation dated March 12, 2006, is incorporated by reference to Exhibit 2.1 to the Company’s March 13, 2006 Form 8-K.
2.2		Share Purchase Agreement dated as of June 16, 2009, by and among Robin Hood Holdings Limited, Watson Pharmaceuticals, Inc., certain shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as the Shareholders’ Representative, is incorporated by reference to Exhibit 2.1 to the Company’s June 16, 2009 Form 8-K.
2.3		First Amendment to Share Purchase Agreement, dated as of November 26, 2009, by and among Robin Hood Holdings Limited, Arrow Pharmaceutical Holdings Ltd., Cobalt Laboratories, Inc., Arrow International Ltd., Arrow Supplies Ltd., Watson Pharmaceuticals, Inc., Watson Pharma S.À.R.L., Watson Cobalt Holdings, LLC, the shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as Shareholders’ Representative, is incorporated by reference to Exhibit 2.2 to the Company’s November 26, 2009 Form 8-K.
3.1		Articles of Incorporation of the Company and all amendments thereto are incorporated by reference to Exhibit 3.1 to the Company’s June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to the Company’s June 30, 1996 Form 10-Q.
3.2		Second Amended and Restated Bylaws of Watson Pharmaceuticals, Inc. are incorporated by reference to Exhibit 3.1 to the Company’s March 5, 2009 Form 8-K.
3.3		Certificate of Designations for Series A Preferred Stock is incorporated by reference to Exhibit 3.1 to the Company’s November 26, 2009 Form 8-K.
4.1		Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, is incorporated by reference to Exhibit 4.1 to the Company’s August 18, 2009 Form 8-K.
4.2		First Supplemental Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, including the forms of the Company’s 5.000% Senior Notes due 2014 and 6.125% Senior Notes due 2019, is incorporated by reference to Exhibit 4.2 to the Company’s August 18, 2009 Form 8-K.
4.3		Shareholders Agreement, dated as of December 2, 2009, by and among Watson Pharmaceuticals, Inc., Quiver Inc. and Friar Tuck Limited, is incorporated by reference to Exhibit 4.1 to the Company’s November 26, 2009 Form 8-K.
*10	.1	1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1995 Form 10-Q.
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
*10	.3	Form of Key Employee Agreement. The Company has entered into a Key Employee Agreement in substantially the form filed and incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K with certain of its executive officers, who include Edward F. Heimers, David A. Buchen, Gordon Munro and R. Todd Joyce. A copy of each of these individual’s Key Employee Agreements will be provided to the Staff upon request.
*10	.4	Key Employment Agreement entered into as of August 15, 2002 by and between Charles Ebert and the Company, is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2002 Form 10-Q.
*10	.5	Key Employment Agreement entered into as of September 5, 2006 by and between Thomas R. Russillo and the Company is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2006.
*10	.6	Amendment to Watson Pharmaceuticals, Inc. Key Employment Agreement entered into as of December 29, 2008 by and between Thomas R. Russillo and the Company.
*10	.7	Key Employment Agreement entered into as of December 11, 2006 by and between Thomas Giordano and the Company is incorporated by reference to Exhibit 10.6 to the Company’s 2006 Form 10-K.

Exhibit
No.		Description

*10	.8	Form of Amendment to Key Employee Agreement. On or about December 31, 2008, the Company entered into an Amendment to Key Employee Agreement in substantially the form attached hereto with certain of its Executive Officers, including Edward F. Heimers, Al Paonessa III, Thomas Giordano and Gordon Munro. A copy of each of these individual’s Amendment to Key Employee Agreements will be provided to the Staff upon request.
*10	.9	Form of Amendment to Key Employee Agreement. On or about December 31, 2008, the Company entered into an Amendment to Key Employee Agreement in substantially the form attached hereto with certain of its Executive Officers, including David A. Buchen and Charles Ebert. A copy of each of these individual’s Amendment to Key Employee Agreements will be provided to the Staff upon request.
10.10		Credit Agreement by and among Watson Pharmaceuticals, Inc., Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC, Wells Fargo Bank, National Association, Union Bank of California, N.A. and Sumitomo Mitsui Banking Corporation dated November 3, 2006 is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 6, 2006.
*10	.11	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for an Employee or a Consultant is incorporated by reference to Exhibit 10.15 to the Company’s 2004 Form 10-K.
*10	.12	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for a Director is incorporated by reference to Exhibit 10.16 to Exhibit 10.16 to the Company’s 2004 Form 10-K.
*10	.13	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Restricted Stock Award is incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2005 Form 10-Q.
*10	.14	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Option Grant is incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2005 Form 10-Q.
*10	.15	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Restricted Stock Award is incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2005 Form 10-Q.
*10	.16	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Stock Option Award is incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2005 Form 10-Q.
*10	.17	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Stock Option Award is incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2005 Form 10-Q.
*10	.18	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Award is incorporated by reference to Exhibit 10.22 to the Company’s 2006 Form 10-K.
+10	.19	Distribution Agreement between Amphastar Pharmaceuticals, Inc. and Andrx Pharmaceuticals, Inc. dated as of May 2, 2005, is incorporated by reference to Exhibit 10.102 of Andrx Corporation’s 2005 Form 10-K.
+		First Amendment to Distribution Agreement between Amphastar Pharmaceuticals, Inc. and Andrx Pharmaceuticals, Inc. d/b/a Watson Laboratories — Florida dated August 15, 2008 is incorporated by reference to Exhibit 10.1 to the Company’s September 30, 2008 Form 10-Q.
+10	.20	Agreement to License and Purchase by and among Andrx Labs, LLC, Andrx Laboratories, Inc., Andrx Laboratories (NJ), Inc., Andrx EU Ltd. and First Horizon Pharmaceutical Corporation dated as of March 2, 2005, is incorporated by reference to Exhibit 10.100 to Andrx Corporation’s March 31, 2005 Form 10-Q.
+10	.21	Manufacturing and Supply Agreement between Andrx Pharmaceuticals, Inc. and First Horizon Pharmaceutical Corporation dated as of March 28, 2005, is incorporated by reference to Exhibit 10.101 to Andrx Corporation’s March 31, 2005 Form 10-Q.
*10	.22	Key Employee Agreement between Watson Pharmaceuticals, Inc. and Paul M. Bisaro, dated as of August 1, 2007, is incorporated by reference to Exhibit 10.2 to the Company’s August 1, 2007 Form 8-K.
*10	.23	Amendment to Watson Pharmaceuticals, Inc. Key Employee Agreement entered into as of December 22, 2008 by and between Paul M. Bisaro and the Company.
*10	.24	Key Employee Agreement between Anda, Inc. and Al Paonessa III, dated as of August 2, 2007 is incorporated by reference to Exhibit 10.28 to the Company’s 2007 Form 10-K.

Exhibit
No.		Description

10.25		Amendment No. 1, dated July 1, 2009, to the Credit Agreement dated November 3, 2006, by and among Watson Pharmaceuticals, Inc., Canadian Imperial Bank of Commerce, acting through its New York agency, as administrative agent, Wachovia Capital Markets, LLC, as syndication agent, a syndicate of lenders, and Wells Fargo Bank, National Association, Union Bank of California, N.A., Sumitomo Mitsui Banking Corporation, as documentation agents and the financial institutions from time to time party thereto, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2009 Form 10-Q.
*10	.26	Second Amendment to Key Employee Agreement between Watson Pharmaceuticals, Inc. and Thomas R. Russillo, dated as of August 13, 2009, is incorporated by reference to Exhibit 10.1 to the Company’s August 13, 2009 Form 8-K
*10	.27	Key Employee Agreement entered into as of October 30, 2009 by and between R. Todd Joyce and the Company is incorporated by reference to Exhibit 10.1 to the Company’s October 30, 2009 Form 8-K.
12.1		Statement regarding the computation of ratio of earnings to fixed charges is incorporated by reference to Exhibit 12.1 to the Company’s August 17, 2009 Form S-3.
21.1		Subsidiaries of the Company.
23.1		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Compensation Plan or Agreement

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.