Form 10-Q
period 2010-03-31
WATSON PHARMACEUTICALS INC
filed 2010-05-10
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of May 3, 2010 was approximately 124,566,000.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$169.2	$201.4
Marketable securities	13.1	13.6
Accounts receivable, net	543.8	519.5
Inventories, net	710.7	692.3
Prepaid expenses and other current assets	204.4	213.3
Deferred tax assets	128.5	130.9

Total current assets	1,769.7	1,771.0

Property and equipment, net	678.1	695.5
Investments and other assets	36.1	114.5
Deferred tax assets	50.9	41.2
Product rights and other intangibles, net	1,684.5	1,721.9
Goodwill	1,670.9	1,648.1

Total assets	$5,890.2	$5,992.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$621.1	$615.2
Income taxes payable	110.0	78.4
Short-term debt and current portion of long-term debt	85.0	307.6
Deferred revenue	24.9	16.3
Deferred tax liabilities	39.5	34.9

Total current liabilities	880.5	1,052.4

Long-term debt	1,155.5	1,150.2
Deferred revenue	28.1	31.9
Other long-term liabilities	119.2	118.7
Other taxes payable	71.4	61.7
Deferred tax liabilities	542.1	554.2

Total liabilities	2,796.8	2,969.1

Commitments and contingencies
Stockholders’ equity:
Common stock	0.4	0.4
Additional paid-in capital	1,707.2	1,686.9
Retained earnings	1,709.9	1,640.1
Accumulated other comprehensive (loss) income	(13.5)	1.9
Treasury stock, at cost	(310.6)	(306.2)

Total stockholders’ equity	3,093.4	3,023.1

Total liabilities and stockholders’ equity	$5,890.2	$5,992.2

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Net revenues	$856.5	$667.4

Operating expenses:
Cost of sales (excludeds amortization, presented below)	504.7	388.7
Research and development	59.5	42.3
Selling and marketing	77.6	65.7
General and administrative	74.4	68.9
Amortization	39.0	21.8
Loss (gain) on asset sales and impairments	1.0	(1.5)

Total operating expenses	756.2	585.9

Operating income	100.3	81.5

Non-operating income (expense):
Interest income	0.4	2.0
Interest expense	(20.3)	(4.7)
Other income	26.1	1.2

Total other income (expense), net	6.2	(1.5)

Income before income taxes and noncontrolling interest	106.5	80.0
Provision for income taxes	36.7	30.9

Income before noncontrolling interest	69.8	49.1
Income (loss) attributable to noncontrolling interest	—	—

Net income attributable to common shareholders	$69.8	$49.1

Earnings per share:
Basic	$0.57	$0.48

Diluted	$0.57	$0.43

Weighted average shares outstanding:
Basic	121.7	103.1

Diluted	123.4	118.2

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69.8	$49.1

Reconciliation to net cash provided by operating activities:
Depreciation	24.7	23.2
Amortization	39.0	21.8
Deferred income tax (benefit) provision	(14.8)	5.7
Provision for inventory reserve	11.9	12.3
Restricted stock and stock option compensation	4.9	4.5
Earnings on equity method investments	(2.5)	(2.2)
(Gain) loss on securities	(23.4)	1.1
Gain on asset sales	0.1	(1.5)
Accretion of discount on preferred stock	6.6	—
Other	(0.6)	(0.1)
Changes in assets and liabilities:
Accounts receivable, net	(32.3)	(48.6)
Inventories	(44.1)	(15.3)
Prepaid expenses and other current assets	4.8	(0.8)
Accounts payable and accrued expenses	11.7	1.5
Deferred revenue	4.8	6.8
Income and other taxes payable	46.5	10.8
Other assets	5.2	1.2

Total adjustments	42.5	20.4

Net cash provided by operating activities	112.3	69.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(7.3)	(15.3)
Acquisition of product rights	(0.6)	(7.8)
Acquisition of business, net of cash acquired	(16.8)	—
Proceeds from sale of fixed assets	—	3.0
Proceeds from sale of cost/equity investments	94.1	—
Proceeds from sale of marketable securities	3.8	2.2
Additions to marketable securities	(2.8)	—
Other	(2.0)	—

Net cash provided by (used in) investing activities	68.4	(17.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and other long-term liabilities	(3.4)	(1.6)
Principal payments on term loan, revolving loan and Lombard loan	(220.0)	—
Repurchase of common stock	(4.4)	(2.2)
Proceeds from stock plans	14.9	3.6

Net cash used in financing activities	(212.9)	(0.2)

Net (decrease) increase in cash and cash equivalents	(32.2)	51.4
Cash and cash equivalents at beginning of period	201.4	507.6

Cash and cash equivalents at end of period	$169.2	$559.0

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — GENERAL
     Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacturing, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in the United States of America (“U.S.”) and, beginning in 2009, in key international markets including Western Europe, Canada, Australasia, Asia, South America and South Africa.
     The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.
Comprehensive Income
     Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is composed of unrealized gains (losses) on its holdings of publicly traded equity securities, net of realized gains (losses) included in net income and foreign currency translation adjustments. The components of comprehensive income including attributable income taxes consisted of the following (in millions):

	Three Months Ended March 31,
	2010	2009
Net income	$69.8	$49.1

Other comprehensive loss:
Translation losses	(15.8)	(1.3)
Unrealized gains (losses) on securities, net of tax	0.4	(0.2)
Reclassification for losses included in net income, net of tax	—	1.4

Total other comprehensive loss	(15.4)	(0.1)

Total comprehensive income	$54.4	$49.0

     Preferred and Common Stock
     As of March 31, 2010 and December 31, 2009 there were 2.5 million shares of no par value per share preferred stock authorized. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009 the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012, and is accordingly included within long-term debt in the consolidated balance sheet at March 31, 2010 and December 31, 2009. See Note 7 — “DEBT” for additional discussion. As of March 31, 2010 and December 31, 2009, there were 500.0 million shares of $0.0033 par value per share common stock authorized, with 134.2 million and 133.0 million shares issued and 124.5 million and 123.4 million outstanding, respectively. Of the issued shares, 9.7 million shares and 9.6 million shares were held as treasury shares as of March 31, 2010 and December 31, 2009, respectively.
     Revenue Recognition
     Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. Revenues recognized from research, development and licensing agreements (including milestone payments) are recorded on the “contingency-adjusted performance model” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met. Under this model, revenue related to each payment is recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to earning and/or receiving the milestone payment (i.e. removal of any contingency). The amount of revenue recognized is based on the ratio of costs incurred to date to total estimated cost to be incurred. Royalty and commission revenue is recognized in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and revenue can be reasonably measured.
     Revenue and Provision for Sales Returns and Allowances
     As customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.
     The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% — 90% of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.
     Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $310.3 million and $332.9 million at March 31, 2010 and December 31, 2009, respectively. Accounts payable and accrued liabilities include $89.0 million and $83.6 million at March 31, 2010 and December 31, 2009, respectively, for certain rebates and other amounts due to indirect customers.
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

	Three months ended
	March 31,
	2010	2009
EPS — basic
Net income	$69.8	$49.1

Basic weighted average common shares outstanding	121.7	103.1

EPS — basic	$0.57	$0.48

EPS — diluted
Net income	$69.8	$49.1
Add: Interest expense on CODES, net of tax	—	1.9

Net income, adjusted	$69.8	$51.0

Basic weighted average common shares outstanding	121.7	103.1
Effect of dilutive securities:
Conversion of CODES	—	14.4
Dilutive stock awards	1.7	0.7

Diluted weighted average common shares outstanding	123.4	118.2

EPS — diluted	$0.57	$0.43

     Stock awards to purchase 1.5 million and 6.0 million common shares for the three month periods ended March 31, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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
     As of March 31, 2010, the Company had $1.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.1 years. As of March 31, 2010, the Company had $36.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.1 years. During the three months ended March 31, 2010, the Company issued approximately 793,000 restricted stock grants with an aggregate intrinsic value of $31.8 million. No stock option grants were issued during the three months ended March 31, 2010.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires an enterprise to perform a qualitative analysis when determining whether or not to consolidate a VIE. The amendment requires an enterprise to continuously reassess whether it must consolidate a VIE and also requires enhanced disclosures about an enterprise’s involvement with a VIE and any significant change in risk exposure due to that involvement, as well as how its involvement with a VIE impacts the enterprise’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of the guidance did not have a material impact on the Company’s consolidated financial statements.
     In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. The amendment is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of the adoption of this amendment on the Company’s consolidated financial statements.
     In March 2010, the FASB ratified accounting guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendment is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of the adoption of this amendment on the Company’s consolidated financial statements.

NOTE 2 — OTHER INCOME
     Other income consisted of the following (in millions):

	Three Months Ended March 31,
	2010	2009
Earnings on equity method investments	$2.5	$2.2
Gain (loss) on securities	23.4	(1.1)
Other income	0.2	0.1

	$26.1	$1.2

     For additional information on the gain on securities for the three months ended March 31, 2010, refer to “NOTE 3 — ACQUISITIONS AND DIVESTITURES” below.
NOTE 3 — ACQUISITIONS AND DIVESTITURES
Acquisition of Arrow Group
     On December 2, 2009 (the “Acquisition Date”), Watson completed its acquisition of all the outstanding equity of Robin Hood Holdings Limited, a Malta private limited liability company, and Cobalt Laboratories, Inc., a Delaware corporation (together the “Arrow Group”) for cash, stock and other certain contingent consideration (the “Arrow Acquisition”). The Arrow Group is engaged in the manufacture and distribution of generic pharmaceuticals and operates principally in the U.S. and international markets including Western Europe, Canada, Australasia, Asia, South America and South Africa.
     As a result of the Arrow Acquisition, Watson also acquired a 36% ownership interest in Eden Biopharm Group Limited (“Eden”), a company which provides development and manufacturing services for early-stage biotech companies. In January 2010 Watson purchased the remaining interest in Eden for $15.0 million. Eden results will be included within our Global Brand segment. For additional information on the Arrow Acquisition, refer to “ITEM 1 — BUSINESS” and “NOTE 4 — Arrow Acquisition” in our Annual Report on Form 10-K for the year ended December 31, 2009.
     For reporting purposes, Arrow Group results are included in our Global Generic segment except for Eden results which are included in our Global Brand segment.
Sale of Scinopharm Taiwan Ltd. (“Scinopharm”)
     On March 24, 2010, all closing conditions were satisfied in our agreement with Uni-President Enterprises Corporation to sell our outstanding shares of Scinopharm. Under the terms of the stock purchase agreement, we sold our entire holdings of common shares for net proceeds of approximately $94.0 million resulting in a gain on sale of securities in the amount of $23.4 million for the three months ended March 31, 2010.
NOTE 4 — REPORTABLE SEGMENTS
     Watson has three reportable operating segments: Global Generic, Global Brand and Distribution. The Global Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brand segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through a combination of national sales representatives, an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generic and Global Brand segments. Arrow results are included in the Global Generic segment subsequent to the date of acquisition except for operating results from Eden which are included in our Global Brand segment.
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
     Segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generic, Global Brand and Distribution segments consisted of the following (in millions):

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$534.1	$72.4	$221.4	$827.9	$395.2	$98.2	$153.7	$647.1
Other	9.7	18.9	—	28.6	6.5	13.8	—	20.3

Net revenues	543.8	91.3	221.4	856.5	401.7	112.0	153.7	667.4
Cost of sales(1)	287.5	24.7	192.5	504.7	238.5	24.2	126.0	388.7

Gross profit(1)	256.3	66.6	28.9	351.8	163.2	87.8	27.7	278.7
Gross margin(1)	47.1%	72.9%	13.1%	41.1%	40.6%	78.4%	18.0%	41.8%
Research and development	42.2	17.3	—	59.5	30.1	12.2	—	42.3
Selling and marketing	26.9	32.5	18.2	77.6	12.7	36.9	16.1	65.7

Contribution	$187.2	$16.8	$10.7	214.7	$120.4	$38.7	$11.6	170.7

Contibution margin	34.4%	18.4%	4.8%	25.1%	30.0%	34.6%	7.5%	25.6%

General and administrative				74.4				68.9
Amortization				39.0				21.8
Gain on asset sales				1.0				(1.5)

Operating income				$100.3				$81.5

Operating margin				11.7%				12.2%

(1)	Excludes amortization of acquired intangibles including product rights.
NOTE 5 — INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at March 31, 2010 and December 31, 2009 is approximately $4.2 million and $14.1 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	March 31,	December 31,
	2010	2009
Inventories:
Raw materials	$175.4	$194.5
Work-in-process	42.3	44.1
Finished goods	493.0	453.7

Inventories, net	$710.7	$692.3

NOTE 6 — GOODWILL
     Goodwill for the Company’s reporting units consisted of the following (in millions):

	March 31,	December 31,
	2010	2009
Global Brand segment	$371.6	$348.2
Global Generic segment	1,213.0	1,213.6
Distribution segment	86.3	86.3

Total goodwill	$1,670.9	$1,648.1

     The increase in goodwill for the three months ended March 31, 2010 primarily relates to the acquisition of the remaining 64% of Eden as discussed in “NOTE 3 — ACQUISITIONS AND DIVESTITURES.”
NOTE 7 — DEBT
Debt consisted of the following (in millions):

	March 31,	December 31,
	2010	2009
Senior Notes,
$450.0 million 5.000% notes due August 14, 2014 (the “2014 Notes”)	$450.0	$450.0
$400.0 million 6.125% notes due August 14, 2019 (the “2019 Notes”) together the “Senior Notes”	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(2.4)	(2.5)

Senior Notes, net	847.6	847.5
Senior Credit Facility with Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	200.0	400.0
Mandatorily Redeemable Preferred Stock	154.9	151.2
Loan with Lombard Odier Darier Hentsch & Cie (“Lombard Loan”)	35.0	55.0
Other notes payable	3.0	4.1

	1,240.5	1,457.8
Less: Current portion	85.0	307.6

Total long-term debt	$1,155.5	$1,150.2

Senior Notes
     The offering of $450.0 million of 2014 Notes and $400.0 million of 2019 Notes was registered under an “automatic shelf” registration statement filed with the Securities and Exchange Commission (“SEC”). The Senior Notes were issued pursuant to a senior note indenture dated as of August 24, 2009 between the Company and Wells Fargo Bank, National Association, as trustee, as supplemented by a first supplemental indenture dated August 24, 2009 and a second supplemental indenture dated May 7, 2010 (together the “Senior Note Indentures”).
     Interest payments are due on the Senior Notes semi-annually in arrears on February 15 and August 15 respectively, beginning February 15, 2010 at an effective annual interest rate of 5.43% on the 2014 Notes and 6.35% on the 2019 Notes.
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
     The Company made a $200.0 million repayment on the Revolving Facility of the 2006 Credit Facility in the three months ended March 31, 2010. As of March 31, 2010, $50.0 million was outstanding on the Revolving Facility and $150.0 million was outstanding on the Term Facility. There are no scheduled debt payments required in 2010 and the full amount outstanding on the 2009 Credit Facility is due November 2011.
Mandatorily Redeemable Preferred Stock
     In connection with the Arrow Acquisition, Watson issued 200,000 shares of newly designed non-voting Series A Preferred Stock of Watson having a stated value of $1,000 per share, or an aggregate stated value of $200.0 million, which have been placed in an indemnity escrow account for a period of three years.
     In accordance with existing U.S. GAAP, the Mandatorily Redeemable Preferred Stock has been reported as long-term debt and accretion expense has been classified as interest expense. The fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $150.0 million at December 2, 2009 based on the mandatory redemption value of $200.0 million on December 2, 2012 using a discount rate of 9.63% per annum. At March 31, 2010, the unamortized accretion expense for the Preferred Stock was $45.1 million.
Lombard Loan
     On November 25, 2009, prior to closing the Arrow Acquisition, the Arrow Group received loan proceeds on the Lombard Loan in the amount of $90.0 million. The Lombard Loan is mandatorily repayable from anticipated net proceeds from amounts due from Sepracor, Inc. (the “Sepracor Receivable”). The Lombard Loan is guaranteed by one or more of the Arrow Selling Shareholders (the “Guarantor”). In the event Sepracor fails to make anticipated royalty/milestone payments to Watson on the Sepracor Receivable for any reason, the Guarantor must repay the outstanding portion of the Lombard Loan or reimburse Arrow Group for such defaulted amount.

     In accordance with the terms of the Lombard Loan, the Company repaid $35.0 million in December 2009 and $20.0 million in March 2010. At March 31, 2010, a $35.0 million advance bearing interest at a rate of 1.99% per annum was outstanding which matures on December 31, 2010.
Fair Value of Debt Instruments
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on March 31, 2010. As of March 31, 2010, the fair value of our Senior Notes was $44.7 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
NOTE 8 – BUSINESS RESTRUCTURING CHARGES
     During the first quarter of 2008, the Company announced efforts to reduce its cost structure with the planned closure of its manufacturing facilities in Carmel, New York and its distribution center in Brewster, New York. Activity related to our business restructuring and facility rationalization activities for the three months ended March 31, 2010 consisted of the following (in millions):

	Balance at				Balance at
	December 31,	Charged	Cash	Non-cash	March 31,
	2009	to Expense	Payments	Adjustments	2010
Cost of sales
Severance and retention	$13.1	$1.1	$(2.0)	$—	$12.2
Product transfer costs	1.0	0.3	(0.8)	—	0.5
Facility decommission costs	0.2	2.2	(1.4)	—	1.0
Accelerated depreciation	—	1.4	—	(1.4)	—

	14.3	5.0	(4.2)	(1.4)	13.7

Operating expenses
Research and development	0.8	—	(0.4)	—	0.4
Selling, general and administrative	0.8	0.2	(0.4)	—	0.6

	1.6	0.2	(0.8)	—	1.0

Total restructuring charges	$15.9	$5.2	$(5.0)	$(1.4)	$14.7

     Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Global Generic segment.
NOTE 9 – INCOME TAXES
     The Company’s effective tax rate for the three months ended March 31, 2010 was 34.5% compared to 38.6% for the three months ended March 31, 2009. The lower effective tax rate for the three months ended March 31, 2010, as compared to the same period of the prior year, is primarily due to tax benefits from the sale of our Sweden subsidiary.
     The Company conducts business globally and, as a result, it files federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the condensed consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.
     With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. In 2008, the Internal Revenue Service (“IRS”) began examining the Company’s 2004 — 2006 tax years. The IRS has indicated that it is their intention to finish their examination of those years in 2010. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes.
NOTE 10 – STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the three months ended March 31, 2010 consisted of the following (in millions):

Stockholders’ equity, December 31, 2009	$3,023.1
Common stock issued under employee plans	14.9
Increase in additional paid-in capital for share-based compensation plans	4.9
Net income	69.8
Other comprehensive loss	(15.4)
Tax benefit from employee stock plans	0.5
Repurchase of common stock	(4.4)

Stockholders’ equity, March 31, 2010	$3,093.4

NOTE 11 – FAIR VALUE MEASUREMENT
     In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Company adopted the provisions of the guidance effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The Company adopted the provisions of the guidance for nonfinancial assets and liabilities measured at fair value on a non-recurring basis effective January 1, 2009. Although the adoption of the guidance did not materially impact the Company’s financial condition, results of operations or cash flows, we are required to provide additional disclosures within our condensed consolidated financial statements.
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

     Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at March 31, 2010 and December 31, 2009 consisted of the following (in millions):

	Fair Value Measurements as at March 31, 2010 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$13.1	$13.1	$—	$—
Investments	3.0	3.0	—	—

Liabilities:
Contingent consideration	113.9	—	—	113.9

	Fair Value Measurements as at December 31, 2009 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$13.6	$13.6	$—	$—
Investments	3.0	3.0	—	—

Liabilities:
Contingent consideration	111.0	—	—	111.0
     Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive income (loss).
     The fair value measurement of the contingent consideration obligation to the Arrow Selling Shareholders is determined using Level 3 inputs. The fair value of the contingent consideration obligation is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the value of the contingent consideration obligation is recorded as a component of operating income in our consolidated statement of operations. For the three months ended March 31, 2010, $2.9 million has been included within interest expense in the accompanying condensed consolidated statement of operations.
NOTE 12 – CONTINGENCIES
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
     Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York ( In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383 ). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On March 23, 2009, the indirect purchaser plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. On June 22, 2009, the Supreme Court denied the petition. In the appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Riteaid, the Second Circuit heard oral argument by the parties on April 28, 2009, and advised the parties that the court had invited the United States Department of Justice to provide comments on the case. On July 6, 2009, the Department of Justice submitted a brief on the matter, expressing no opinion on the Cipro action but suggesting certain standards to evaluate “reverse payment” patent settlements. On August 12, 2009, the parties responded to the Department of Justice’s brief. On April 29, 2010, the United States Court of Appeals for the Second Circuit affirmed the ruling of the District Court granting summary judgment in favor of the defendants. The appellants have until May 13, 2010 to petition the Second Circuit for reconsideration or rehearing en banc. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Aventis”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro ® . The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The court hearing the case in New York has dismissed the action. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In the action pending in Kansas, the court has administratively terminated the matter pending the outcome of the appeals in the consolidated case. In the action pending in the California Superior Court for the County of San Diego ( In re: Cipro Cases I & II, JCCP ProceedingNos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On November 19, 2009, the plaintiffs filed a notice of appeal. The appeal is being briefed by the parties. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.
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
     Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts ( In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456 ). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided into two groups. Certain defendants, referred to as the “Track One” defendants, have proceeded on an expedited basis. Classes were certified against these defendants, a trial has been completed with respect to some of the claims against this group of defendants, the presiding judge has issued a ruling granting judgment to the plaintiffs, that judgment is being appealed, and many of the claims have been settled. Other defendants, referred to as the “Track Two Defendants”, including the Company, have entered into a settlement agreement resolving all claims against the Track Two Defendants in the Consolidated Class Action. The total amount of the settlement for all of the Track Two Defendants is $125 million. The amount to be paid by each Track Two Defendant is confidential. On July 2, 2008, the United States District Court for the District of Massachusetts preliminarily approved the Track Two settlement. On April 27, 2009, the Court held a hearing to further consider the fairness of the proposed Track Two settlement. The Court adjourned the hearing without ruling on the fairness of the proposed settlement until additional notices are provided to certain of the class members in the action. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.
     The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Texas, Kansas, Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Idaho, South Carolina, Hawaii, Utah, and Iowa captioned as follows: State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in

Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461; State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Alpharma Inc., et al, Case No. 08-001565, in the District Court of Travis County, Texas; and United States of America ex rel. Ven-A-Care of the Florida Keys, Inc.,v. Actavis Mid-Atlantic LLC, Civil Action No. 08-10852, in the U.S. District Court for the District of Massachussetts and State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department.
     These cases generally allege that the defendants caused the plaintiffs to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported average wholesale price or wholesale acquisition cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Many of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. The case brought against the Company on behalf of Arizona was settled in May 2009 and was dismissed with prejudice on June 29, 2009. The case brought against the Company on behalf of Alabama was tried in June and July of 2009. At the conclusion of the trial, the jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial date has not been set. The case brought against the Company on behalf of Kentucky had been scheduled for trial in September 2010, but that trial date was vacated and the case has been rescheduled for trial in November of 2011. The case brought against the Company on behalf of Mississippi has been scheduled for trial in December 2010. The case brought against the Company on behalf of Texas has been scheduled for trial in January 2011. The cases brought against the Company on behalf of Hawaii and Massachusetts have been settled.
     The City of New York filed an action in the United States District Court for the Southern District of New York on August 4, 2004, against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and was consolidated with several similar cases filed by individual New York counties. A corrected Consolidated Complaint was filed on June 22, 2005 ( City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts ). The Consolidated Complaint included as plaintiffs the City of New York and 30 New York counties. Since the filing of the Consolidated Complaint, cases brought by a total of 14 additional New York counties have been transferred to the District of Massachusetts. On January 27, 2010, the U.S. District Court granted Plaintiffs’ motion for partial summary judgment as to each of the generic defendants, including Watson, with respect to some of Watson’s drugs reimbursed at the Federal Upper Limit, and found violations of New York’s state false claims act statute. If final judgment is entered based upon this ruling, Plaintiffs will be entitled to compensatory damages, treble damages and penalties in amounts that are not currently known or reasonably estimatable. In February 2010, Watson and certain other defendants filed a motion to amend the Court’s Order to certify an immediate interlocutory appeal, and seeking among other things, clarification of New York’s false claims act statute. On May 4, 2010, the Court denied the motion. In February 2007, three of the New York counties’ cases were sent back to New York state court (Erie, Oswego and Schenectady counties). On April 5, 2007, an additional action raising similar allegations was filed by Orange County, New York ( County of Orange v. Abbott Laboratories, Inc., et al. , United States District Court for the Southern District of New York, Case No. 07-CV-2777 ). The Company is therefore named as a defendant by the City of New York and 41 New York counties, consolidated in the District of Massachusetts case, as well as by four additional New York counties, with three of these cases pending in New York state courts. Many of the state and county cases are included in consolidated or single-case mediation proceedings, and the Company is participating in these proceedings.
     In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts ( United States of America ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, f/k/a Biovail Pharmaceuticals, LLC, et. al.,USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program.
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
     Federal Trade Commission Investigations. The Company has received Civil Investigative Demands or requests for information from the Federal Trade Commission seeking information and documents related to the terms on which the Company has settled lawsuits initiated by patentees under the Hatch-Waxman Act, and other commercial arrangements between the Company and third parties. These investigations relate to the Company’s August 2006 settlement with Cephalon, Inc. related to the Company’s generic version of Provigil ® (modafinil), and its April 2007 agreement with Sandoz, Inc. related to the Company’s forfeiture of its entitlement to 180 days of marketing exclusivity for its 50 milligram dosage strength of its generic version of Toprol XL ® (metoprolol succinate xl). The Company believes these agreements comply with applicable laws and rules. However, if the Federal Trade Commission concludes that any of these agreements violate applicable antitrust laws or rules, it could initiate legal action against the Company. These actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Androgel® Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California ( Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel ® 1% (testosterone gel) CIII is unlawful. The complaint generally alleges that the Company improperly delayed its launch of a generic version of Androgel ® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel ® for consideration in excess of the fair value of the services provided by the Company. The complaint alleges violation of federal and state antitrust and consumer protection laws and seeks equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants. (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228) . On April 8, 2009, the Court granted the defendants’ motion to transfer and transferred the cases to the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. On July 20, 2009, and August 31, 2009, the defendants (including the Company) filed motions to dismiss the Federal Trade Commission action and the private plaintiff actions, respectively. On March 31, April 17, and April 21, 2009, additional actions alleging similar claims were filed in the United States District

Court for the District of New Jersey ( Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., Civ. No. 09-1507 ); ( Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., Civ. No. 09-1856 ); ( Scurto v. Unimed Pharms., Inc., et al., Civ. No. 09-1900 ). These actions purport to assert similar claims on behalf of various class representatives. On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On June 2, 2009, a District of New Jersey magistrate judge granted the defendants’ motion to transfer, and denied the plaintiffs’ motion for reconsideration of that decision on June 24, 2009. On July 13, 2009, the plaintiffs appealed the magistrate judge’s decision transferring the cases to the district court judge, and on September 30, 2009 the district court judge affirmed the magistrate’s decision transferring the actions to the Northern District of Georgia. On May 19, 2009, an additional action alleging similar claims was filed in the District of Minnesota ( United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., Civ. No. 09-1168 ). This action purports to assert similar claims on behalf of a putative class of indirect purchasers of AndroGel ® . On June 10, 2009, the defendants (including the Company) filed a motion to transfer the United Food and Commercial Workers action to the Northern District of Georgia. On June 11, 2009, the United Food and Commercial Workers plaintiff filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On June 17 and 29, 2009, two additional actions alleging similar claims were filed in the Middle District of Pennsylvania ( Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., Civ. No. 09-1153, and Walgreen Co., et al. v. Unimed Pharms., Inc., et al., Civ. No. 09-1240 ), by plaintiffs purporting to be direct purchasers of AndroGel ® . On June 22, 2009, the Rite Aid plaintiffs filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On July 22, 2009, the defendants (including the Company) filed motions to transfer the Rite Aid and Walgreen actions from the Middle District of Pennsylvania to the Northern District of Georgia. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions pending outside of the Northern District of Georgia to that district for consolidated pre-trial proceedings ( In re: AndroGel ® Antitrust Litigation (No. II), MDL Docket No. 2084 ). On October 15, 2009, the judge presiding over the consolidated litigations ordered all direct purchaser plaintiffs ( Meijer Inc., Rochester Drug Co-Operative, Inc., Louisiana Wholesale Drug Co. Inc., Rite Aid Corp., Walgreen Co., and Stephen L. LaFrance Pharm., Inc. ) to file a consolidated opposition to the Company’s pending motion to dismiss. The consolidated opposition was filed on October 28, 2009. On October 30, 2009, the defendants moved to dismiss the complaints filed by the indirect purchaser plaintiffs. All of the aforementioned lawsuits related to Androgel ® are now pending in the United States District Court for the Northern District of Georgia. On February 22, 2010, the judge presiding over the consolidated litigations granted the Company’s motions to dismiss the complaints, except the portion of private plaintiffs’ complaints that include allegations concerning sham litigation. On March 5, 2010, the plaintiff in the Fraternal Order of Police action filed a motion for leave to amend its complaint to add allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. Defendants (including the Company) did not oppose the motion to amend and it is currently pending. On April 7, 2010, an additional action alleging similar claims to the pending direct purchaser actions was filed in the Northern District of Georgia (Supervalu, Inc. v. Unimed Pharms., LLC, et al, Civ. No. 10-1024) by a plaintiff purporting to be a direct purchaser of Androgel®. On April 30, 2010, all parties to the Supervalu action (including the Company) filed a joint motion to consolidate this action with the other direct purchaser actions. On May 3, 2010 the court granted the motion. Discovery in the direct purchaser actions is ongoing. Final judgment was entered in the Federal Trade Commission’s action on April 21, 2010.
     On October 30, 2009, an additional action raising similar allegations under Tennessee state law was filed in the Circuit Court for Cocke County, Tennessee ( Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al ., Case No. 31,837). On December 4, 2009, the defendants (including the Company) removed the case to the United States District Court for the Eastern District of Tennessee, Greeneville Division. Also on December 4, 2009, the Company filed a motion with the Judicial Panel on Multidistrict Litigation requesting that the Tennessee action be centralized with all the other cases relating to Androgel ® in the United States District Court for the Northern District of Georgia. On December 16, 2009, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order. On December 30, 2009, Plaintiff filed a motion to vacate the Conditional Transfer Order, which motion is currently pending. On January 13, 2010, Plaintiff filed a motion to remand the action to Tennessee state court; the motion has been briefed and is currently pending. On April 5, 2010, the Judicial Panel on Multidistrict Litigation transferred the Jabo’s action to the Northern District of Georgia. It is now part of the multidistrict litigation pending there.
     The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. Approximately 102 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 155 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas ( In re: Prempro Products Liability Litigation, MDL Docket No. 1507 ). Discovery in these cases is ongoing. The Company maintains product liability insurance against such claims. However, these actions, if successful, or if insurance does not provide sufficient coverage against the claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Levonorgestrel/Ethinyl Estradiol Tablets (Seasonale®). On December 13, 2007, Duramed Pharmaceuticals, Inc. sued the Company and certain of its subsidiaries in the United States District Court for the District of New Jersey, alleging that sales of the Company’s Quasense TM (levonorgestrel/ethinyl estradiol) tablets, the generic version of Duramed’s Seasonale ® tablets, infringes Duramed’s U.S. Patent No. RE 39,861 ( Duramed Pharmaceuticals, Inc. v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv05941 ). The complaint sought damages and injunctive relief. On March 3, 2008, the Company answered the complaint. On May 7, 2010, the parties settled the lawsuit. Pursuant to the terms of the settlement, the Company paid an undisclosed amount to the plaintiff and received a release of all claims and a fully paid up license to the patent in dispute. Other terms of the settlement are confidential.
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
NOTE 13 – SUBSEQUENT EVENT
     On May 10, 2010, a subsidiary of the Company entered into a one year consulting agreement with Anthony Selwyn Tabatznik, a director of the Company.
     In May 2010, the Company approved and announced a plan to close its Canadian manufacturing facility by the end of 2011 and transfer production to our other manufacturing facilities where we have excess capacity. We expect to incur costs in 2010 related to the closure of the facility and transfer of production of approximately $17.0 million which includes accelerated depreciation, severance, retention and product transfer costs. Total costs expected to be incurred by the end of 2011 total approximately $40.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and the results of operations should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2009, and elsewhere in this Quarterly Report.
Overview of Watson
     Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacturing, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities in the United States of America (“U.S.”) and , beginning in 2009, in key international markets including Western Europe, Canada, Australasia, Asia, South America and South Africa.
Merger Agreement with Arrow Group
     On December 2, 2009, Watson completed its acquisition of all the outstanding shares of common stock of Robin Hood Holdings Limited, a Malta private limited liability company, and Cobalt Laboratories, Inc., a Delaware corporation (together the “Arrow Group”) for cash, stock and certain contingent consideration (the “Arrow Acquisition”). In accordance with the terms of the share purchase agreement dated June 16, 2009, as amended on November 26, 2009 (together the “Acquisition Agreement”), the Company acquired all the outstanding shares of common stock of the Arrow Group for the following consideration:
•	The payment of cash and the assumption of certain liabilities totaling $1.05 billion;
•	Approximately 16.9 million restricted shares of Common Stock of Watson (the “Restricted Common Stock”);
•	200,000 shares of newly designated mandatorily redeemable, non-voting Series A Preferred Stock of Watson (the “Mandatorily Redeemable Preferred Stock”) placed in an indemnity escrow account for the benefit of the former shareholders of the Arrow Group (the “Arrow Selling Shareholders”); and
•	Certain contingent consideration based on the after-tax gross profits on sales of the authorized generic version of Lipitor® (atorvastatin) in the U. S. calculated and payable as described in the Acquisition Agreement.

     As a result of the Arrow Acquisition, Watson also acquired a 36% ownership interest in Eden Biopharm Group (“Eden”), a company which provides development and manufacturing services for early-stage biotech companies, which will provide a long-term foundation for generic biologics. In January, 2010, we purchased the remaining interest in Eden for $15.0 million. Eden results are included in our Global Brand division and Eden will maintain its established contract services model, while providing the Company with biopharmaceutical development and manufacturing capabilities.
Segments
     Watson has three reportable operating segments: Global Generic, Global Brand and Distribution. The Global Generic segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brand segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through a combination of national sales representatives, an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generic and Global Brand segments. Arrow results are included in the Global Generic segment except for results from Eden which are included in our Global Brand segment.
     The Company evaluates segment performance based on segment net revenues and segment contribution. Segment contribution represents segment net revenues less direct segment operating expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains on disposal or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level.
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
     In May 2010, the Company approved and announced a plan to close its Canadian manufacturing facility by the end of 2011 and transfer production to our other manufacturing facilities where we have excess capacity. We expect to incur costs in 2010 related to the closure of the facility and transfer of production of approximately $17.0 million which includes accelerated depreciation, severance, retention and product transfer costs. Total costs expected to be incurred by the end of 2011 total approximately $40.0 million.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generic, Global Brand and Distribution segments, consisted of the following (in millions):

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$534.1	$72.4	$221.4	$827.9	$395.2	$98.2	$153.7	$647.1
Other	9.7	18.9	—	28.6	6.5	13.8	—	20.3

Net revenues	543.8	91.3	221.4	856.5	401.7	112.0	153.7	667.4

Operating expenses:
Cost of sales(1)	287.5	24.7	192.5	504.7	238.5	24.2	126.0	388.7
Research and development	42.2	17.3	—	59.5	30.1	12.2	—	42.3
Selling and marketing	26.9	32.5	18.2	77.6	12.7	36.9	16.1	65.7

Contribution	$187.2	$16.8	$10.7	$214.7	$120.4	$38.7	$11.6	$170.7

Contibution margin	34.4%	18.4%	4.8%	25.1%	30.0%	34.6%	7.5%	25.6%

General and administrative				74.4				68.9
Amortization				39.0				21.8
Loss (gain) on asset sales				1.0				(1.5)

Operating income				$100.3				$81.5

Operating margin				11.7%				12.2%

(1)	Excludes amortization of acquired intangibles including product rights.
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
     Net revenues from our Global Generic segment during the three months ended March 31, 2010 increased 35.4% or $142.1 million to $543.8 million compared to net revenues of $401.7 million from the prior year. The increase in net revenues was mainly attributable to the increase in international product sales during the quarter

($102.1 million) as well as revenue from new product launches in 2009 ($62.2 million) offset in part by lower pricing on certain products.
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
     Cost of sales for our Global Generic segment increased 20.6% or $49.0 million to $287.5 million for the three months ended March 31, 2010 compared to $238.5 million in the prior year period. This increase in cost of sales was mainly attributable to the increase in international sales during the quarter ($70.3 million) and higher product sales from new product launches in the current year partially offset by manufacturing efficiencies as a result of the implementation of our Global Supply Chain Initiative. Cost of sales during the quarter include $11.8 million of additional inventory costs associated with the fair value step-up in acquired inventory.
Research and Development Expenses
     Global Generic segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with the development of our products.
     R&D expenses within our Global Generic segment increased 40.5% or $12.1 million to $42.2 million for the three months ended March 31, 2010 compared to $30.1 million from the prior period. This increase in R&D expenses was mainly due to increased international R&D expenditures, ($15.2 million), (including those of the recently acquired Arrow Group), partially offset by lower test chemical costs ($2.0 million) and lower costs due to the implementation of our Global Supply Chain Initiative ($1.0 million).
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and professional services costs.
     Global Generic selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.
     Global Generic segment selling and marketing expenses increased 111.2% or $14.2 million to $26.9 million for the three months ended March 31, 2010 compared to $12.7 million from the prior year period due primarily to the inclusion of Arrow Group selling and marketing expenses in the current quarter ($15.3 million) which was partially offset by cost savings as a result of the implementation of our Global Supply Chain Initiative.
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

     Net revenues from our Global Brand segment for the three months ended March 31, 2010 decreased 18.5% or $20.7 million to $91.3 million compared to net revenues of $112.0 million from the prior year period. The decrease in net revenues was primarily attributable to the loss of Ferrlecit® ($35.8 million), as our distribution rights for Ferrlecit® terminated on December 31, 2009. The decline in revenues by the loss of Ferrlecit® was partially offset by sales of new products, including Rapaflo® and Gelnique®, incremental sales of certain non-promoted products and higher other revenues.
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
     Cost of sales for our Global Brand segment increased 1.9% or $0.5 million to $24.7 million in the three months ended March 31, 2010 compared to $24.2 million in the prior year period.
     Research and Development Expenses
     Global Brand R&D expenses consist mainly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.
     R&D expenses within our Global Brand segment increased 41.3% or $5.1 million to $17.3 million compared to $12.2 million from the prior year period primarily due to a $3.0 million milestone payment in the current year period, higher clinical spending ($0.7 million) and higher labor costs ($0.7 million).
     Selling and Marketing Expenses
     Global Brand selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.
     Selling and marketing expenses within our Global Brand segment decreased 11.9% or $4.4 million to $32.5 million compared to $36.9 million from the prior year primarily due to lower promotional costs due to the loss of Ferrlecit® ($1.9 million) and lower field force personnel-related costs ($2.5 million).
Distribution Segment
Net Revenues
     Our Distribution segment distributes generic and certain select brand pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through a combination of national sales representatives, an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generic and Global Brand segments.
     Net revenues from our Distribution segment for the three months ended March 31, 2010 increased 44.1% or $67.7 million to $221.4 million compared to net revenues of $153.7 million in the prior year period primarily due to an increase in net revenues from new products launched in the current period ($53.0 million) and higher third party brand product sales ($15.7 million).
     Cost of Sales
     Cost of sales for our Distribution segment includes third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.
     Cost of sales for our Distribution segment increased 52.8% or $66.5 million to $192.5 million during the three months ended March 31, 2010 compared to $126.0 million in the prior year period due to higher product sales.
     Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.
     Distribution segment selling and marketing expenses increased 13.0% or $2.1 million to $18.2 million for the three months ended March 31, 2010 as compared to $16.1 million in the prior year period primarily due to variable costs related to higher product sales.
Corporate General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in millions):	2010	2009	Dollars	%
Corporate general and administrative expenses	$74.4	$68.9	$5.5	8.0%
as a % of net revenues	8.7%	10.3%
     Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation costs and professional services costs which are general in nature and not directly related to specific segment operations.
     Corporate general and administrative expenses increased 8.0% or $5.5 million to $74.4 million compared to $68.9 million from the prior year period due to higher international general and administrative expenses for the quarter ($11.3 million), higher legal and personnel costs ($4.5 million) and acquisition and integration costs related to the Arrow Acquisition ($4.3 million). The increases in general and administrative expenses were partially offset by a decrease in legal settlements as the prior year period included an $18.8 million legal settlement of a patent dispute with Elan Corporation and the current year period included a $3.0 million legal settlement.

Amortization

	Three Months Ended March 31,		Change
($ in millions):	2010	2009	Dollars	%
Amortization	$39.0	$21.8	$17.2	78.9%
as a % of net revenues	4.6%	3.3%
     The Company’s amortizable assets consist primarily of acquired product rights. Amortization for the three months ended March 31, 2010 increased primarily as a result of the amortization of product rights the Company acquired in the Arrow Acquisition.
Loss (Gain) on Asset Sales

	Three Months Ended March 31,		Change
($ in millions):	2010	2009	Dollars	%
Loss (gain) on asset sales	$1.0	$(1.5)	$2.5	100.0%
     In March 2010, we recognized a loss on the sale of stock in our Sweden subsidiary. In January 2009, we recognized a $1.5 million gain on the sale of certain property and equipment in Dombivli, India for cash consideration of $3.0 million.
Interest Income

	Three Months Ended March 31,		Change
($ in millions):	2010	2009	Dollars	%
Interest income	$0.4	$2.0	$(1.6)	(80.0)%
     Interest income decreased for the three months ended March 31, 2010 due to a decrease in interest rates over the prior year period.

Interest Expense

	Three Months Ended March 31,		Change
($ in millions):	2010	2009	Dollars	%
Interest expense — $850 million Senior Notes due 2014 (the “2014 Notes”) and due 2019 (the “2019 Notes”) together the “Senior Notes”	$12.1	$—	$12.1
Interest expense — Senior Credit Facility with Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	1.2	1.5	(0.3)
Interest expense — Manditorily Redeemable Preferred Stock	3.7	—	3.7
Interest expense — Atorvastatin accretion	2.9	—	2.9
Interest expense — Convertible contingent senior debentures (“CODES”)	—	3.2	(3.2)
Interest expense — other	0.4	—	0.4

Interest expense	$20.3	$4.7	$15.6	326.8%

     Interest expense increased for the three months ended March 31, 2010 over the prior year period primarily due to interest on the Senior Notes issued in 2009, interest accretion charges on the Manditorily Redeemable Preferred Stock issued in the Arrow Acquisition ($3.7 million) and accretion of interest on the atorvastatin obligation which was partially offset by reduced interest on the CODES which were redeemed during 2009.
Other Income

	Three Months Ended March 31,		Change
($ in millions):	2010	2009	Dollars	%
Earnings on equity method investments	$2.5	$2.2	$0.3
Gain (loss) on securities	23.4	(1.1)	24.5
Other income	0.2	0.1	0.1

	$26.1	$1.2	$24.9	2075.0%

Earnings on Equity Method Investments
     The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.
     Earnings on equity method investments primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”). On March 24, 2010, the Company sold its interest in Scinopharm (refer to discussion below in “Gain (Loss) on Securities”).
Gain (Loss) on Securities
     On March 24, 2010, we completed the sale of our outstanding shares of Scinopharm for net proceeds of approximately $94.0 million.
     In the quarter ended March 31, 2009 the Company received cash proceeds of $1.1 million as additional consideration on our sale of our investment in Adheris, Inc. which was recorded as a gain on securities in the quarter. This gain was offset by an-other-than-temporary impairment charge of $2.2 million related to our investment in common shares of inVentiv Health, Inc. as the fair value of our investment fell below our carrying value.

Provision for Income Taxes

	Three Months Ended March 31,		Change
($ in millions):	2010	2009	Dollars	%
Provision for income taxes	$36.7	$30.9	$5.8	18.8%
Effective tax rate	34.5%	38.6%
     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, can increase or decrease the effective tax rate.
     The lower effective tax rate for the three months ended March 31, 2010, as compared to the prior year period, primarily reflects the impact of a non-recurring tax benefit related to the sale of a foreign subsidiary.
Liquidity and Capital Resources
Working Capital Position
     Working capital at March 31, 2010 and December 31, 2009 is summarized as follows (in millions):

	March 31,	December 31,	Increase
	2010	2009	(Decrease)
Current Assets:
Cash and cash equivalents	$169.2	$201.4	$(32.2)
Marketable securities	13.1	13.6	(0.5)
Accounts receivable, net of allowances	543.8	519.5	24.3
Inventories, net	710.7	692.3	18.4
Prepaid expenses and other current assets	204.4	213.3	(8.9)
Deferred tax assets	128.5	130.9	(2.4)

Total current assets	1,769.7	1,771.0	(1.3)

Current liabilities:
Accounts payable and accrued expenses	621.1	615.2	5.9
Short-term debt and current portion of long-term debt	85.0	307.6	(222.6)
Income taxes payable	110.0	78.4	31.6
Other	64.4	51.2	13.2

Total current liabilities	880.5	1,052.4	(171.9)

Working Capital	$889.2	$718.6	$170.6

Current Ratio	2.01	1.68

     For the three months ended March 31, 2010, our working capital increased by $170.6 million from $718.6 million at December 31, 2009 to $889.2 million primarily related to cash provided by operating activities and cash received from the sale of Scinopharm.

Cash Flows from Operations
     Summarized cash flow from operations is as follows (in millions):

	Three months ended March 31,
	2010	2009
Net cash provided by operating activities	$112.3	$69.5
     Cash flows from operations represents net income adjusted for certain non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $112.3 million for the three months ended March 31, 2010, compared to $69.5 million for the prior year period. Net cash provided by operations was higher quarter over quarter primarily due to higher net income and comparatively higher levels of income taxes payable.
     Management expects that available cash balances, available capacity under the 2006 Credit Facility and 2010 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2010 capital expenditure funding requirements.
Investing Cash Flows
     Our cash flows from investing activities are summarized as follows (in millions):

	Three months ended
	March 31,
	2010	2009
Net cash provided by (used in) investing activities	$68.4	$(17.9)
     Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. Net cash provided by investing activities was $68.4 million for the three months ended March 31, 2010 compared to a use of net cash for investing activities of $17.9 million during the prior year period. Net cash provided by investing activities was higher in the current period due to the sale of Scinopharm.
Financing Cash Flows
     Our cash flows from financing activities are summarized as follows (in millions):

	Three months ended
	March 31,
	2010	2009
Net cash used in financing activities	$212.9	$0.2
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. For the three month period ended March 31, 2010, net cash used in financing activities was $212.9 million compared to $0.2 million used in financing activities during the prior year period. Cash used in financing activities in 2010 primarily related to a $200.0 million payment of obligations under the 2006 Credit Facility.

Debt and Borrowing Capacity
     Our outstanding debt obligations are summarized as follows (in millions):

	March 31,	December 31,	Increase
	2010	2009	(Decrease)
Short-term debt and current portion of long-term debt	$85.0	$307.6	$(222.6)
Long-term debt	1,155.5	1,150.2	5.3

Total debt	$1,240.5	$1,457.8	$(217.3)

Debt to capital ratio	28.6%	32.5%
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
     On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility which, among other things, provided certain modifications and clarifications with respect to refinancing of the Company’s outstanding indebtedness, allowed an increase in the Company’s ability to incur general unsecured indebtedness from $100.0 million to $500.0 million and provided an exclusion from certain restrictions under the 2006 Credit Facility on up to $151.4 million of certain anticipated acquired indebtedness under the Arrow Acquisition. The terms of the amendment also required the repayment of $100.0 million on the term facility under the 2006 Credit Agreement. In addition to the above repayment on the term facility of the 2006 Credit Facility, the Company also made a $200.0 million repayment on the Revolving Facility of the 2006 Credit Facility in the three months ended March 31, 2010. The Company borrowed $275.0 million under the Revolving Facility to fund a portion of the cash consideration for the Arrow Acquisition. As of March 31, 2010, $50.0 million was outstanding on the Revolving Facility and $150.0 million was outstanding on the Term Facility. There are no scheduled debt payments required in 2010 and the full amount outstanding on the 2006 Credit Facility is due November 2011.
     Under the terms of the 2006 Credit Facility, each of our domestic subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of March 31, 2010, were in compliance with all financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.65 billion;

•	maintenance of a maximum leverage ratio not greater than 2.5 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At March 31, 2010, our net worth was $3.09 billion, and our leverage ratio was 1.42 to 1.0. Our interest coverage ratio for the three months ended March 31, 2010 was 18.0 to 1.0.
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
Long-term Obligations
     At March 31, 2010, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires an enterprise to perform a qualitative analysis when determining whether or not to consolidate a VIE. The amendment requires an enterprise to continuously reassess whether it must consolidate a VIE and also requires enhanced disclosures about an enterprise’s involvement with a VIE and any significant change in risk exposure due to that involvement, as well as how its involvement with a VIE impacts the enterprise’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of the guidance did not have a material impact on the Company’s consolidated financial statements.
     In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. The amendment is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of the adoption of this amendment on the Company’s consolidated financial statements.
     In March 2010, the FASB ratified accounting guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendment is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of the adoption of this amendment on the Company’s consolidated financial statements.

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
Investment Risk
     As of March 31, 2010, our total holdings in equity securities of other companies, including equity method investments and available-for-sale securities, were $14.4 million. Of this amount, we had equity method investments of $9.3 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $4.8 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.
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
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on March 31, 2010. As of March 31, 2010, the fair value of our Senior Notes was $44.7 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
Foreign Currency Exchange Risk
     We operate and transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. The Company seeks to limit exposure to foreign exchange risk involving intercompany trade receivables and payables by settling outstanding amounts through normal payment terms. Other methodologies to limit the Company’s foreign exchange risks are being developed currently which may include foreign–exchange forward contracts or options.
     Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three months ended March 31, 2010 or 2009, respectively.
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
     There have been no changes in the Company’s internal control over financial reporting, during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2009 and “Legal Matters” in “NOTE 12 — CONTINGENCIES” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part II” of our Annual Report on Form 10-K for the year ended December 31, 2009.
     There were no material changes from these risk factors during the three months ended March 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2010, the Company repurchased approximately 107,000 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $4.4 million as follows:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicaly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
January 1 - 31, 2010	—	$—	—	—
February 1 - 28, 2010	6,391	$39.66	—	—
March 1 - 31, 2010	100,166	$41.17	—	—
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
R. Todd Joyce
Senior Vice President — Chief Financial Officer

Date: May 10, 2010

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2010

Exhibit
No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

10.1	Consulting agreement between Arrow No. 7 Ltd., and Anthony Selwyn Tabatznik as of May 10, 2010.

10.2	Second Supplemental Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of May 7, 2010.