Form 10-Q
period 2010-06-30
WATSON PHARMACEUTICALS INC
filed 2010-08-06
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of July 29, 2010 was approximately 124,876,000.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosure about Market Risk	38

Item 4. Controls and Procedures	39

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	40

Signatures	41
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	June 30,	December 31,
	2010	2009
		Revised
ASSETS
Current assets:
Cash and cash equivalents	$224.8	$201.4
Marketable securities	11.3	13.6
Accounts receivable, net	502.1	517.4
Inventories, net	699.3	692.3
Prepaid expenses and other current assets	183.8	213.9
Deferred tax assets	135.8	130.9

Total current assets	1,757.1	1,769.5

Property and equipment, net	652.2	694.2
Investments and other assets	54.9	114.5
Deferred tax assets	124.6	110.8
Product rights and other intangibles, net	1,599.6	1,713.5
Goodwill	1,524.4	1,501.0

Total assets	$5,712.8	$5,903.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$592.7	$614.3
Income taxes payable	20.9	78.4
Short-term debt and current portion of long-term debt	85.0	307.6
Deferred revenue	20.0	16.3
Deferred tax liabilities	35.6	31.3

Total current liabilities	754.2	1,047.9

Long-term debt	1,158.5	1,150.2
Deferred revenue	25.7	31.9
Other long-term liabilities	122.1	118.7
Other taxes payable	85.7	76.0
Deferred tax liabilities	431.4	455.7

Total liabilities	2,577.6	2,880.4

Commitments and contingencies
Stockholders’ equity:
Common stock	0.4	0.4
Additional paid-in capital	1,725.0	1,686.9
Retained earnings	1,780.6	1,640.1
Accumulated other comprehensive (loss) income	(60.0)	1.9
Treasury stock, at cost	(310.8)	(306.2)

Total stockholders’ equity	3,135.2	3,023.1

Total liabilities and stockholders’ equity	$5,712.8	$5,903.5

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	$875.3	$677.8	$1,731.8	$1,345.2

Operating expenses:
Cost of sales (excludes amortization, presented below)	498.0	393.1	1,002.7	781.8
Research and development	61.8	42.6	121.3	84.9
Selling and marketing	80.7	66.2	158.3	131.9
General and administrative	75.9	62.1	150.3	131.0
Amortization	43.1	22.1	82.1	43.9
Loss (gain) on asset sales	0.1	0.2	1.1	(1.3)

Total operating expenses	759.6	586.3	1,515.8	1,172.2

Operating income	115.7	91.5	216.0	173.0

Non-operating (expense) income:
Interest income	0.3	1.3	0.7	3.3
Interest expense	(20.0)	(4.6)	(40.3)	(9.3)
Other income	2.5	2.4	28.6	3.6

Total other expense, net	(17.2)	(0.9)	(11.0)	(2.4)

Income before income taxes	98.5	90.6	205.0	170.6
Provision for income taxes	27.9	37.6	64.6	68.5

Net income attributable to common shareholders	$70.6	$53.0	$140.4	$102.1

Earnings per share:
Basic	$0.58	$0.51	$1.15	$0.99

Diluted	$0.57	$0.46	$1.14	$0.89

Weighted average shares outstanding:
Basic	122.3	103.4	122.0	103.2

Diluted	124.0	118.8	123.7	118.5

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140.4	$102.1

Reconciliation to net cash provided by operating activities:
Depreciation	51.3	47.3
Amortization	82.1	43.9
Deferred income tax (benefit) provision	(26.9)	2.3
Provision for inventory reserve	21.1	25.2
Restricted stock and stock option compensation	11.0	9.6
Earnings on equity method investments	(3.3)	(4.7)
(Gain) loss on securities	(24.8)	1.1
Accretion of discount on preferred stock and contingent consideration obligation	13.3	—
Loss (gain) on asset sales	0.2	(1.3)
Other	2.0	0.6
Changes in assets and liabilities:
Accounts receivable, net	3.1	(51.6)
Inventories	(45.5)	(51.4)
Prepaid expenses and other current assets	(6.8)	(12.2)
Accounts payable and accrued expenses	(4.5)	45.8
Deferred revenue	(2.6)	13.5
Income taxes payable	(23.6)	(11.0)
Other assets	(0.4)	2.0

Total adjustments	45.7	59.1

Net cash provided by operating activities	186.1	161.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(16.5)	(26.0)
Acquisition of product rights	(7.1)	(15.5)
Acquisition of business, net of cash acquired	(16.8)	—
Proceeds from sale of fixed assets	2.3	3.0
Proceeds from sale of cost/equity investments	94.6	—
Proceeds from sale of marketable securities	7.3	3.9
Additions to marketable securities	(4.3)	(3.0)
Additions to long-term investments	(17.1)	—
Other investing activities, net	1.0	—

Net cash provided by (used in) investing activities	43.4	(37.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and other long-term liabilities	(4.3)	(1.6)
Principal payments on term loan, revolving loan and Lombard loan	(220.0)	—
Repurchase of common stock	(4.6)	(2.2)
Proceeds from stock plans	25.5	10.1

Net cash (used in) provided by financing activities	(203.4)	6.3

Effect of currency exchange rate changes on cash and cash equivalents	(2.7)	—

Net increase in cash and cash equivalents	23.4	129.9
Cash and cash equivalents at beginning of period	201.4	507.6

Cash and cash equivalents at end of period	$224.8	$637.5

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 – GENERAL
     Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacturing, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in the United States of America (“U.S.”) and India and, beginning in 2009, has added operations in key international markets including Western Europe, Canada, Australasia, Asia, South America and South Africa.
     The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying condensed consolidated financial statements and includes revisions to certain December 31, 2009 balances reflecting the completion of the Company’s purchase price allocation (refer to “NOTE 3 – ACQUISITIONS AND DIVESTITURES.”) The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.
Comprehensive Income
     Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive (loss) income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive (loss) income is composed of unrealized (losses) gains on its holdings of publicly traded equity securities, net of realized gains or losses included in net income and foreign currency translation adjustments. The components of comprehensive income, including attributable income taxes, where applicable, consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$70.6	$53.0	$140.4	$102.1

Other comprehensive (loss) income:
Translation (losses) gains	(44.8)	3.3	(60.6)	2.0
Unrealized (loss) gain on securities, net of tax	(1.1)	0.3	(0.7)	0.1
Reclassification for (gains) losses included in net income, net of tax	(0.6)	—	(0.6)	1.4

Total other comprehensive (loss) income	(46.5)	3.6	(61.9)	3.5

Total comprehensive income	$24.1	$56.6	$78.5	$105.6

Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. For the three and six month periods ended June 30, 2009, the Company is required to add the weighted average potential common shares outstanding associated with the conversion of the convertible contingent senior debentures (“CODES”) to the number of shares outstanding for the calculation of diluted EPS for all periods in which the securities were outstanding. On September 14, 2009 the CODES were redeemed. A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
EPS — basic
Net income	$70.6	$53.0	$140.4	$102.1

Basic weighted average common shares outstanding	122.3	103.4	122.0	103.2

EPS — basic	$0.58	$0.51	$1.15	$0.99

EPS — diluted
Net income	$70.6	$53.0	$140.4	$102.1
Add: Interest expense on CODES, net of tax	—	1.9	—	3.9

Net income, adjusted	$70.6	$54.9	$140.4	$106.0

Basic weighted average common shares outstanding	122.3	103.4	122.0	103.2
Effect of dilutive securities:
Conversion of CODES	—	14.4	—	14.4
Dilutive stock awards	1.7	1.0	1.7	0.9

Diluted weighted average common shares outstanding	124.0	118.8	123.7	118.5

EPS — diluted	$0.57	$0.46	$1.14	$0.89

     Stock awards to purchase 1.3 million and 4.1 million common shares for the three month periods ended June 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the awards were anti-dilutive. Stock awards to purchase 1.4 million and 4.6 million common shares for the six month periods ended June 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the awards were antidilutive.
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
     As of June 30, 2010, the Company had $0.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option awards, which will be recognized over the remaining weighted average period of 1.0 year. As of June 30, 2010, the Company had $35.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average period of 1.9 years. During the six months ended June 30, 2010, the Company issued approximately 898,000 restricted stock awards with an aggregate intrinsic value of $36.3 million. No stock option awards were issued during the six months ended June 30, 2010.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires an enterprise to perform a qualitative analysis when determining whether or not to consolidate a VIE. The amendment requires an enterprise to continuously reassess whether it must consolidate a VIE and also requires enhanced disclosures about an enterprise’s involvement with a VIE and any significant change in risk exposure due to that involvement, as well as how its involvement with a VIE impacts the enterprise’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
     In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. The amendment requires arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. The amendment is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of the adoption of this amendment on the Company’s condensed consolidated financial statements.
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
NOTE 2 – OTHER INCOME
     Other income consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Earnings on equity method investments	$0.8	$2.4	$3.3	$4.7
Gain (loss) on securities	1.4	—	24.8	(1.1)
Other income	0.3	—	0.5	—

	$2.5	$2.4	$28.6	$3.6

     For additional information on the gain on securities for the six months ended June 30, 2010, refer to “NOTE 3 – ACQUISITIONS AND DIVESTITURES” below.

NOTE 3 – ACQUISITIONS AND DIVESTITURES
Acquisition of Arrow Group
     On December 2, 2009 (the “Acquisition Date”), Watson completed its acquisition of all the outstanding equity of Robin Hood Holdings Limited, a Malta private limited liability company, and Cobalt Laboratories, Inc., a Delaware corporation (together the “Arrow Group”) for cash, stock and certain other contingent consideration (the “Arrow Acquisition”). The Arrow Group is primarily engaged in the manufacture and distribution of generic pharmaceuticals and operates principally in the U.S. and international markets including Western Europe, Canada, Australasia, Asia, South America and South Africa. In accordance with the terms of the share purchase agreement dated June 16, 2009, as amended on November 26, 2009 (together the “Acquisition Agreement”), the Company acquired all the outstanding shares of common stock of the Arrow Group for the following consideration:
•	The payment of cash and the assumption of certain liabilities totaling $1.05 billion;
•	Approximately 16.9 million restricted shares of Common Stock of Watson (the “Restricted Common Stock”);
•	200,000 shares of newly designated mandatorily redeemable, non-voting Series A Preferred Stock of Watson (the “Mandatorily Redeemable Preferred Stock”) placed in an indemnity escrow account for the benefit of the former shareholders of the Arrow Group (the “Arrow Selling Shareholders”); and
•	Certain contingent consideration based on the after-tax gross profits on sales of the authorized generic version of Lipitor® (atorvastatin) in the U.S. calculated and payable as described in the Acquisition Agreement.
     The following table presents a summary of the purchase price consideration for the Arrow Acquisition:

Amount
(in millions)
Cash consideration	$1,050.0
Fair value of Restricted Common Stock	636.2
Fair value of Mandatorily Redeemable Preferred Stock	150.0
Fair value estimate of atorvastatin contingent payment consideration	110.0

$1,946.2

     The transaction was accounted for using the purchase method of accounting under existing U.S. GAAP. The following table summarizes the fair values of the tangible & identifiable intangible assets acquired and liabilities assumed at Acquisition Date, with the excess being allocated to goodwill. During the quarter ended June 30, 2010, management completed its allocation of intellectual properties by tax jurisdication and the resulting deferred tax liabilities by legal entity, its evaluation of uncertain tax positions and related deferred tax assets and liabilities. Net adjustments of $147.1 million were made to the provisional purchase price allocation of assets acquired and liabilities assumed with a corresponding reduction to goodwill. This reduction in goodwill is primarily due to reductions to deferred tax liabilities as a result of the allocation of intangibles to legal entities with lower effective tax rates as well as the completion of our review of acquired tax attributes, valuation allowances and tax contingencies. These adjustments are reflected in the values presented below and in our revised December 31, 2009 balance sheet:

Amount
(in millions)
Cash and cash equivalents	$64.9
Accounts receivable	107.6
Inventories	187.9
Other current assets	174.5
Property, plant & equipment	82.4
In-process R&D intangible assets	711.0
Intangible assets	518.6
Goodwill	632.9
Long-term deferred tax assets	69.6
Other assets	10.6
Current liabilities	(306.3)
Long-term deferred tax and other tax liabilities	(303.6)
Other long-term liabilities	(3.9)

Net assets acquired	$1,946.2

     As a result of the Arrow Acquisition, Watson also acquired a 36% ownership interest in Eden Biopharm Group Limited (“Eden”), a company which provides development and manufacturing services for early-stage biotech companies. In January, 2010 Watson purchased the remaining interest in Eden for $15.0 million. Eden results will be included within our Global Brands segment. For additional information on the Arrow Acquisition, refer to “ITEM 1 – BUSINESS” and “NOTE 4 – Arrow Acquisition” in our Annual Report on Form 10-K for the year ended December 31, 2009.
     For reporting purposes, Arrow Group results are included in our Global Generics segment except for Eden results which are included in our Global Brands segment.
Sale of Scinopharm Taiwan Ltd. (“Scinopharm”)
     On March 24, 2010, all closing conditions were satisfied in our agreement with Uni-President Enterprises Corporation to sell our outstanding shares of Scinopharm. Under the terms of the stock purchase agreement, we sold our entire holdings of common shares for net proceeds of approximately $94.0 million resulting in a gain on sale of securities in the amount of $23.4 million during the three months ended March 31, 2010.
NOTE 4 – REPORTABLE SEGMENTS
     Watson has three reportable operating segments: Global Generics, Global Brands and Distribution. The Global Generics segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brands segment includes patent-protected products, certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products and includes biologics development capabilities from recently acquired Eden. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through a combination of national sales representatives, an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generics and Global Brands segments. Arrow results are included in the Global Generics segment subsequent to the date of acquisition except for operating results from Eden which are included in our Global Brands segment.
     The “other” classification consists primarily of commission revenue, royalties and revenues from research, development and licensing fees and also includes co-promotion revenue and revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply products to third parties. The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (which excludes amortization), direct R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains on disposal or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level.

     Segment net revenues and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments consisted of the following (in millions):

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$560.8	$76.9	$200.8	$838.5	$393.8	$97.6	$161.3	$652.7
Other	10.2	26.6	—	36.8	7.4	17.7	—	25.1

Net revenues	571.0	103.5	200.8	875.3	401.2	115.3	161.3	677.8
Operating expenses: Cost of sales(1)	305.9	23.6	168.5	498.0	234.1	22.0	137.0	393.1
Research and development	44.6	17.2	—	61.8	29.9	12.7	—	42.6
Selling and marketing	27.5	35.4	17.8	80.7	11.4	39.1	15.7	66.2

Contribution	$193.0	$27.3	$14.5	234.8	$125.8	$41.5	$8.6	175.9

Contibution margin	33.8%	26.4%	7.2%	26.8%	31.4%	36.0%	5.3%	26.0%

General and administrative				75.9				62.1
Amortization				43.1				22.1
Loss on asset sales				0.1				0.2

Operating income				$115.7				$91.5

Operating margin				13.2%				13.5%

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$1,094.9	$149.3	$422.2	$1,666.4	$789.0	$195.8	$315.0	$1,299.8
Other	19.9	45.5	—	65.4	13.9	31.5	—	45.4

Net revenues	1,114.8	194.8	422.2	1,731.8	802.9	227.3	315.0	1,345.2
Operating expenses: Cost of sales(1)	593.4	48.3	361.0	1,002.7	472.6	46.2	263.0	781.8
Research and development	86.8	34.5	—	121.3	60.0	24.9	—	84.9
Selling and marketing	54.4	67.9	36.0	158.3	24.1	76.0	31.8	131.9

Contribution	$380.2	$44.1	$25.2	449.5	$246.2	$80.2	$20.2	346.6

Contibution margin	34.1%	22.6%	6.0%	26.0%	30.7%	35.3%	6.4%	25.8%

General and administrative				150.3				131.0
Amortization				82.1				43.9
Loss (gain) on asset sales				1.1				(1.3)

Operating income				$216.0				$173.0

Operating margin				12.5%				12.9%

(1)	Excludes amortization of acquired intangibles including product rights.

NOTE 5 – INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at June 30, 2010 and December 31, 2009 is approximately $7.3 million and $14.1 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.
     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	June 30,	December 31,
	2010	2009
Inventories:
Raw materials	$152.9	$194.5
Work-in-process	48.2	44.1
Finished goods	498.2	453.7

Inventories, net	$699.3	$692.3

NOTE 6 – GOODWILL
     Goodwill for the Company’s reporting units consisted of the following (in millions):

	June 30,	December 31,
	2010	2009
		Revised
Global Brands segment	$371.6	$348.2
Global Generics segment	1,066.5	1,066.5
Distribution segment	86.3	86.3

Total goodwill	$1,524.4	$1,501.0

     The increase in goodwill for the six months ended June 30, 2010 relates to the acquisition of the remaining 64% of Eden as discussed in “NOTE 3 — ACQUISITIONS AND DIVESTITURES”. Goodwill for the Company’s Global Generics segment as of December 31, 2009 has been revised from the amount presented in our Annual Report on Form 10-K for the year ended December 31, 2009. Refer to “NOTE 3 - ACQUISITIONS AND DIVESTITURES” for a discussion of the changes.

NOTE 7 – DEBT
Debt consisted of the following (in millions):

	June 30,	December 31,
	2010	2009
Senior Notes,
$450.0 million 5.000% notes due August 14, 2014 (the “2014 Notes”)	$450.0	$450.0
$400.0 million 6.125% notes due August 14, 2019 (the “2019 Notes”) together the “Senior Notes”	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(2.3)	(2.5)

Senior Notes, net	847.7	847.5
Senior Credit Facility with Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	200.0	400.0
Mandatorily Redeemable Preferred Stock	158.6	151.2
Loan with Lombard Odier Darier Hentsch & Cie (“Lombard Loan”)	35.0	55.0
Other notes payable	2.2	4.1

	1,243.5	1,457.8
Less: Current portion	85.0	307.6

Total long-term debt	$1,158.5	$1,150.2

2006 Credit Facility
     In November 2006, the Company entered into the 2006 Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks. The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”) with a five-year term and an initial interest rate equal to LIBOR plus 0.75% (subject to certain adjustments). In July 2010, the interest rate on the 2006 Credit Facility was reduced to LIBOR plus 5/8%.
     The Company made a $200.0 million repayment on the Revolving Facility of the 2006 Credit Facility in the six months ended June 30, 2010. As of June 30, 2010, $50.0 million was outstanding on the Revolving Facility and $150.0 million was outstanding on the Term Facility. There are no scheduled debt payments required in 2010 and the full amount outstanding on the 2009 Credit Facility is due November 2011.
Lombard Loan
     On November 25, 2009, prior to closing the Arrow Acquisition, the Arrow Group received loan proceeds on the Lombard Loan in the amount of $90.0 million. The Lombard Loan is mandatorily repayable from anticipated net proceeds from amounts due from Sepracor, Inc. (the “Sepracor Receivable”). The Lombard Loan is guaranteed by one or more of the Arrow Selling Shareholders (the “Guarantor”) who are required to reimburse Watson for 50% of the interest paid on the loan. In the event Sepracor fails to make anticipated royalty/milestone payments to Watson on the Sepracor Receivable for any reason, the Guarantor must repay the outstanding portion of the Lombard Loan or reimburse Arrow Group for such defaulted amount.

     In accordance with the terms of the Lombard Loan, the Company repaid $35.0 million in December 2009 and $20.0 million in March 2010. At June 30, 2010, a $35.0 million advance bearing interest at a rate of 1.99% per annum was outstanding which matures on December 31, 2010.
Fair Value of Debt Instruments
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on June 30, 2010. As of June 30, 2010, the fair value of our Senior Notes was $86.1 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
NOTE 8 – BUSINESS RESTRUCTURING CHARGES
     During the first quarter of 2008, the Company announced efforts to reduce its cost structure with the planned closure of its manufacturing facilities in Carmel, New York and its distribution center in Brewster, New York. During the second quarter of 2010, the Company announced additional measures to reduce its cost structure involving a manufacturing facility in Canada and certain research and development facilities in Australia. These additional restructuring activities are expected to be completed by the end of 2011.
     Activity related to our business restructuring and facility rationalization activities for the six months ended June 30, 2010 consisted of the following (in millions):

					Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-cash	June 30,
	2009	to Expense	Payments	Adjustments	2010
Cost of sales
Severance and retention	$13.1	$5.9	$(2.8)	$—	$16.2
Product transfer costs	1.0	2.1	(1.5)	—	1.6
Facility decommission costs	0.2	5.4	(4.5)	—	1.1
Accelerated depreciation	—	3.8	—	(3.8)	—

	14.3	17.2	(8.8)	(3.8)	18.9

Operating expenses
R&D	0.8	2.4	(0.8)	—	2.4
Accelerated depreciation — R&D	—	0.4	—	(0.4)	—
Selling, general and administrative	0.8	0.7	(1.0)	—	0.5

	1.6	3.5	(1.8)	(0.4)	2.9

Total restructuring charges	$15.9	$20.7	$(10.6)	$(4.2)	$21.8

     Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance, retention and accelerated depreciation. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Global Generics segment.
NOTE 9 – INCOME TAXES
     The Company’s effective tax rate for the six months ended June 30, 2010 was 31.5% compared to 40.1% for the six months ended June 30, 2009. The lower effective tax rate for the six months ended June 30, 2010, as compared to the same period of the prior year, is primarily due to non-recurring tax benefits associated with the Arrow Acquisition and the disposition and write off of foreign subsidiaries.
     The Company conducts business globally and, as a result, it files federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final resolution of open matters with a tax authority may result in a tax liability that is more or less than that reflected in the condensed consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related penalty and interest have been accrued for any adjustments that may result from these uncertain tax positions.
     With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2000. In 2008, the Internal Revenue Service (“IRS”) began examining the Company’s 2004 — 2006 tax years. On July 12, 2010, the IRS completed its examination of the Andrx Corporation tax returns for the pre-acquisition period and as a result, the Company will record a reduction to its unrecognized tax benefits of roughly $8.7 million in the third quarter of 2010. As the 2004-2006 Watson federal tax returns are still subject to an IRS exam, we are unable to predict the timing and final outcome of the review.
NOTE 10 – STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the six months ended June 30, 2010 consisted of the following (in millions):

Stockholders’ equity, December 31, 2009	$3,023.1
Common stock issued under employee plans	25.5
Increase in additional paid-in capital for share-based compensation plans	11.0
Net income	140.4
Other comprehensive loss	(61.9)
Tax benefit from employee stock plans	1.7
Repurchase of common stock	(4.6)

Stockholders’ equity, June 30, 2010	$3,135.2

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
     Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at June 30, 2010 and December 31, 2009 consisted of the following (in millions):

	Fair Value Measurements as at June 30, 2010 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11.3	$11.3	$—	$—
Investments	1.2	1.2	—	—

Liabilities:
Contingent consideration	116.9	—	—	116.9

	Fair Value Measurements as at December 31, 2009 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$13.6	$13.6	$—	$—
Investments	3.0	3.0	—	—

Liabilities:
Contingent consideration	111.0	—	—	111.0
     Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive income (loss).
     The fair value measurement of the contingent consideration obligation to the Arrow Selling Shareholders is determined using Level 3 inputs. The fair value of the contingent consideration obligation is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. A change in the value of the contingent consideration obligation is recorded as a component of net income in our condensed consolidated statement of operations. For the six months ended June 30, 2010, $5.9 million has been included within interest expense in the accompanying condensed consolidated statement of operations.
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

     Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York ( In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383 ). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On March 23, 2009, the indirect purchaser plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. On June 22, 2009, the Supreme Court denied the petition. In the appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Riteaid, the Second Circuit heard oral argument by the parties on April 28, 2009, and advised the parties that the court had invited the United States Department of Justice to provide comments on the case. On July 6, 2009, the Department of Justice submitted a brief on the matter, expressing no opinion on the Cipro action but suggesting certain standards to evaluate “reverse payment” patent settlements. On August 12, 2009, the parties responded to the Department of Justice’s brief. On April 29, 2010, the United States Court of Appeals for the Second Circuit affirmed the ruling of the District Court granting summary judgment in favor of the defendants. On May 13, 2010, the appellants filed a petition for rehearing en banc. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Aventis”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro ®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The court hearing the case in New York has dismissed the action. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In the action pending in Kansas, the court has administratively terminated the matter pending the outcome of the appeals in the consolidated case. In the action pending in the California Superior Court for the County of San Diego ( In re: Cipro Cases I & II, JCCP ProceedingNos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On November 19, 2009, the plaintiffs filed a notice of appeal. The plaintiffs filed their appellate brief on July 6, 2010. The defendants’ appellate briefs are due on August 31, 2010. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

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
     The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Texas, Kansas, Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Idaho, South Carolina, Hawaii, Utah, and Iowa captioned as follows: State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865

-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County; State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461; State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Alpharma Inc., et al, Case No. 08-001565, in the District Court of Travis County, Texas; and United States of America ex rel. Ven-A-Care of the Florida Keys, Inc.,v. Actavis Mid-Atlantic LLC, Civil Action No. 08-10852, in the U.S. District Court for the District of Massachussetts and State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department.
     These cases generally allege that the defendants caused the plaintiffs to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported average wholesale price or wholesale acquisition cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Many of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. The case brought against the Company on behalf of Arizona was settled in May 2009 and was dismissed with prejudice on June 29, 2009. The case brought against the Company on behalf of Alabama was tried in June and July of 2009. At the conclusion of the trial, the jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial date has not been set. The case brought against the Company on behalf of Kentucky had been scheduled for trial in September 2010, but that trial date was vacated and the case has been rescheduled for trial in November of 2011. The case brought against the Company on behalf of Mississippi had been scheduled for trial in December 2010, but that trial date was vacated and the case has not been rescheduled for trial. The case brought against the Company on behalf of Texas has been scheduled for trial in January 2011. The case brought against the Company on behalf of Idaho has been scheduled for trial in March 2012. The cases brought against the Company on behalf of Hawaii and Massachusetts have been settled.
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
     In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, f/k/a Biovail Pharmaceuticals, LLC, et. al.,USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In July 2010 the plaintiff served an eighth amended complaint that unseals the action as to certain additional defendants and continues to allege the previously asserted claims against certain subsidiaries of the Company.
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
     Androgel® Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California ( Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel ® 1% (testosterone gel) CIII is unlawful. The complaint generally alleges that the Company improperly delayed its launch of a generic version of Androgel ® in exchange for Solvay’s agreement to permit the Company to co- promote Androgel ® for consideration in excess of the fair value of the services provided by the Company. The complaint alleges violation of federal and state antitrust and consumer protection laws and seeks equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al.,

USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court granted the defendants’ motion to transfer and transferred the cases to the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. On July 20, 2009, and August 31, 2009, the defendants (including the Company) filed motions to dismiss the Federal Trade Commission action and the private plaintiff actions, respectively. On March 31, April 17, and April 21, 2009, additional actions alleging similar claims were filed in the United States District Court for the District of New Jersey (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., Civ. No. 09-1507); ( Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., Civ. No. 09-1856 ); (Scurto v. Unimed Pharms., Inc., et al., Civ. No. 09-1900). These actions purport to assert similar claims on behalf of various class representatives. On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On June 2, 2009, a District of New Jersey magistrate judge granted the defendants’ motion to transfer, and denied the plaintiffs’ motion for reconsideration of that decision on June 24, 2009. On July 13, 2009, the plaintiffs appealed the magistrate judge’s decision transferring the cases to the district court judge, and on September 30, 2009 the district court judge affirmed the magistrate’s decision transferring the actions to the Northern District of Georgia. On May 19, 2009, an additional action alleging similar claims was filed in the District of Minnesota (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., Civ. No. 09-1168). This action purports to assert similar claims on behalf of a putative class of indirect purchasers of AndroGel ®. On June 10, 2009, the defendants (including the Company) filed a motion to transfer the United Food and Commercial Workers action to the Northern District of Georgia. On June 11, 2009, the United Food and Commercial Workers plaintiff filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On June 17 and 29, 2009, two additional actions alleging similar claims were filed in the Middle District of Pennsylvania ( Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., Civ. No. 09-1153, and Walgreen Co., et al. v. Unimed Pharms., Inc., et al., Civ. No. 09-1240), by plaintiffs purporting to be direct purchasers of AndroGel ® . On June 22, 2009, the Rite Aid plaintiffs filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On July 22, 2009, the defendants (including the Company) filed motions to transfer the Rite Aid and Walgreen actions from the Middle District of Pennsylvania to the Northern District of Georgia. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions pending outside of the Northern District of Georgia to that district for consolidated pre-trial proceedings ( In re: AndroGel ® Antitrust Litigation (No. II), MDL Docket No. 2084 ). On October 15, 2009, the judge presiding over the consolidated litigations ordered all direct purchaser plaintiffs ( Meijer Inc., Rochester Drug Co-Operative, Inc., Louisiana Wholesale Drug Co. Inc., Rite Aid Corp., Walgreen Co., and Stephen L. LaFrance Pharm., Inc. ) to file a consolidated opposition to the Company’s pending motion to dismiss. The consolidated opposition was filed on October 28, 2009. On October 30, 2009, the defendants moved to dismiss the complaints filed by the indirect purchaser plaintiffs. All of the aforementioned lawsuits related to Androgel ® are now pending in the United States District Court for the Northern District of Georgia. On February 22, 2010, the judge presiding over the consolidated litigations granted the Company’s motions to dismiss the complaints, except the portion of private plaintiffs’ complaints that include allegations concerning sham litigation. On March 5, 2010, the plaintiff in the Fraternal Order of Police action filed a motion for leave to amend its complaint to add allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. Defendants (including the Company) did not oppose the motion to amend and on July 20, 2010, the district court granted the Fraternal Order of Police plaintiff’s motion for leave to amend and the amended was filed with the court. On April 7, 2010, an additional action alleging similar claims to the pending direct purchaser actions was filed in the Northern District of Georgia (Supervalu, Inc. v. Unimed Pharms., LLC, et al, Civ. No. 10-1024) by a plaintiff purporting to be a direct purchaser of Androgel®. On April 30, 2010, all parties to the Supervalu action (including the Company) filed a joint motion to consolidate this action with the other direct purchaser actions. On

May 3, 2010 the court granted the motion. Discovery in the direct purchaser actions is ongoing. Final judgment was entered in the Federal Trade Commission’s action on April 21, 2010. On June 10, 2010, the Federal Trade Commission filed a notice of appeal to the Eleventh Circuit Court of Appeals, appealing the district court’s dismissal of its complaint. The Federal Trade Commission filed its appellate brief in the Eleventh Circuit on July 26, 2010.
     On October 30, 2009, an additional action raising similar allegations under Tennessee state law was filed in the Circuit Court for Cocke County, Tennessee (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al ., Case No. 31,837). On December 4, 2009, the defendants (including the Company) removed the case to the United States District Court for the Eastern District of Tennessee, Greeneville Division. Also on December 4, 2009, the Company filed a motion with the Judicial Panel on Multidistrict Litigation requesting that the Tennessee action be centralized with all the other cases relating to Androgel ® in the United States District Court for the Northern District of Georgia. On December 16, 2009, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order. On December 30, 2009, Plaintiff filed a motion to vacate the Conditional Transfer Order, which motion is pending. On January 13, 2010, Plaintiff filed a motion to remand the action to Tennessee state court; the motion has been briefed and is pending. On April 5, 2010, the Judicial Panel on Multidistrict Litigation transferred the Jabo’s action to the Northern District of Georgia. It is now part of the multidistrict litigation pending there. On June 4, 2010, the District Court granted the defendants’ request to extend their deadline to respond to the Jabo’s complaint until 30 days after the District Court issues an order regarding remand of the action.
     The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Hormone Replacement Therapy Litigation. Beginning in early 2004 a number of product liability suits were filed against the Company and certain Company affiliates for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. Approximately 100 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 150 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Approximately 25 cases are pending against the Company and/or its affiliates in state and federal courts. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

     Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 100 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 200 plaintiffs. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes that it will be indemnified for the majority of these claims by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product in late 2008. Further, the Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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
NOTE 13 – SUBSEQUENT EVENTS
     On July 2, 2010, the Company completed the acquisition of the U. S. rights to Columbia Laboratories, Inc. (“Columbia”) products CRINONE® and PROCHIEVE® and acquired 11.2 million shares of Columbia’s common stock for $47.0 million in cash and certain contingent consideration based upon the successful completion of certain milestones and regulatory approvals of up to an additional $45.5 million. Additionally, the Company previously entered into a $15.0 million loan agreement with Columbia to support ongoing investment in the clinical development of the pre-term birth indication for PROCHIEVE®, of which all principal and accrued interest on the loan was forgiven in connection with the acquisition.

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
Overview of Watson
     Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacturing, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities in the United States of America (“U.S.”) and India and, beginning in 2009, has added operations in key international markets including Western Europe, Canada, Australasia, Asia, South America and South Africa.
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
     As a result of the Arrow Acquisition, Watson also acquired a 36% ownership interest in Eden Biopharm Group (“Eden”), a company which provides development and manufacturing services for early-stage biotech companies, which will provide a long-term foundation for generic biologics. In January, 2010, we purchased the remaining interest in Eden for $15.0 million. Eden results are included in our Global Brands division and Eden will maintain its established contract services model, while providing the Company with biopharmaceutical development and manufacturing capabilities.
Segments
     Watson has three reportable operating segments: Global Generics, Global Brands and Distribution. The Global Generics segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brands segment includes patent-protected products, certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products and includes biologics development capabilities from recently acquired Eden. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through a combination of national sales representatives, an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generics and Global Brands segments. Arrow results are included in the Global Generics segment except for results from Eden which are included in our Global Brands segment.
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
     In April 2010, the Company approved and announced a plan to close its Canadian manufacturing facility by the end of 2011 and transfer production to our other manufacturing facilities where we have excess capacity. We expect to incur costs in 2010 related to the closure of the facility and transfer of production of approximately $17.0 million which includes accelerated depreciation, severance, retention and product transfer costs. Total costs expected to be incurred by the end of 2011 total approximately $40.0 million. During the second quarter of 2010, the Company also announced measures to reduce its cost structure involving certain research and development facilities in Australia. These additional restructuring activities are expected to be completed by the end of 2011.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Three Months Ended June 30, 2010				Three Months Ended June 30, 2009
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$560.8	$76.9	$200.8	$838.5	$393.8	$97.6	$161.3	$652.7
Other	10.2	26.6	—	36.8	7.4	17.7	—	25.1

Net revenues	571.0	103.5	200.8	875.3	401.2	115.3	161.3	677.8
Operating expenses: Cost of sales(1)	305.9	23.6	168.5	498.0	234.1	22.0	137.0	393.1
Research and development	44.6	17.2	—	61.8	29.9	12.7	—	42.6
Selling and marketing	27.5	35.4	17.8	80.7	11.4	39.1	15.7	66.2

Contribution	$193.0	$27.3	$14.5	234.8	$125.8	$41.5	$8.6	175.9

Contibution margin	33.8%	26.4%	7.2%	26.8%	31.4%	36.0%	5.3%	26.0%

General and administrative				75.9				62.1
Amortization				43.1				22.1
Loss on asset sales				0.1				0.2

Operating income				$115.7				$91.5

Operating margin				13.2%				13.5%

(1)	Excludes amortization of acquired intangibles including product rights.
Global Generics Segment
Net Revenues
     Our Global Generics segment develops, manufactures, markets, sells and distributes generic products that are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the brand product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. Additionally, we distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties.
     Net revenues from our Global Generics segment during the three months ended June 30, 2010 increased 42.3% or $169.8 million to $571.0 million compared to net revenues of $401.2 million in the prior year period. The increase in net revenues was mainly attributable to the increase in international product sales during the quarter ($102.6 million) as well as revenue from new product launches in 2010 ($74.8 million) partially offset by lower pricing on certain products.
Cost of Sales
     Cost of sales for our Global Generics segment increased 30.6% or $71.8 million to $305.9 million for the three months ended June 30, 2010 compared to $234.1 million in the prior year period. This increase in cost of sales was mainly attributable to the increase in international sales during the quarter ($67.7 million) and higher product sales from new product launches in the current year partially offset by manufacturing efficiencies as a result of the implementation of our Global Supply Chain Initiative. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.
Research and Development Expenses
     R&D expenses within our Global Generics segment increased 49.0% or $14.7 million to $44.6 million for the three months ended June 30, 2010 compared to $29.9 million in the prior period. This increase in R&D expenses was mainly due to increased international R&D expenditures ($16.3 million), (including those of the recently acquired Arrow Group), partially offset by reduced biostudy costs.
Selling and Marketing Expenses
     Global Generics segment selling and marketing expenses increased 142.4% or $16.1 million to $27.5 million for the three months ended June 30, 2010 compared to $11.4 million in the prior year period due primarily to the inclusion of Arrow Group selling and marketing expenses in the current quarter ($16.1 million).
Global Brands Segment
Net Revenues
     Our Global Brands segment includes our promoted products such as Rapaflo®, Gelnique®, Infed® and Trelstar® and a number of non-promoted products.
     Net revenues from our Global Brands segment for the three months ended June 30, 2010 decreased 10.2% or $11.8 million to $103.5 million compared to net revenues of $115.3 million in the prior year period. The decrease in net revenues was primarily attributable to the loss of Ferrlecit® ($28.4 million), as our distribution rights for Ferrlecit® terminated on December 31, 2009. The decline in revenues by the loss of Ferrlecit® was partially offset by sales of Rapaflo®, higher other revenues and higher sales of INFeD® in the current year quarter as revenues in the prior year quarter were negatively impacted by a supply interruption of INFeD®’s active pharmaceutical ingredient (“API”).
     The increase in other revenue was primarily due to the out-licensing of a number of legacy brand products including Monodox® and certain forms of Cordran® ($8.0 million).
     Cost of Sales
     Cost of sales for our Global Brands segment increased 7.4% or $1.6 million to $23.6 million in the three months ended June 30, 2010 compared to $22.0 million in the prior year period. The increase in cost of sales was primarily due to overall product mix. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.
     Research and Development Expenses
     R&D expenses within our Global Brands segment increased 36.2% or $4.5 million to $17.2 million compared to $12.7 million in the prior year period primarily due to increased international R&D expenditures from recently acquired Eden ($1.9 million) and higher clinical spending ($1.5 million).
     Selling and Marketing Expenses
     Selling and marketing expenses within our Global Brands segment decreased 9.5% or $3.7 million to $35.4 million compared to $39.1 million in the prior year period primarily due to lower field force personnel-related costs ($1.9 million) and lower promotional costs ($2.0 million) due to the loss of Ferrlecit®.

Distribution Segment
Net Revenues
     Our Distribution segment distributes generic and certain select brand pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through a combination of national sales representatives, an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generics and Global Brands segments.
     Net revenues from our Distribution segment for the three months ended June 30, 2010 increased 24.5% or $39.5 million to $200.8 million compared to net revenues of $161.3 million in the prior year period primarily due to an increase in new products launched ($52.6 million) and higher third-party brand product sales ($6.6 million). These increases to net revenues were partially offset by a decline in the base business ($19.7 million).
Cost of Sales
     Cost of sales for our Distribution segment increased 23.0% or $31.5 million to $168.5 million during the three months ended June 30, 2010 compared to $137.0 million in the prior year period due to higher product sales.
Selling and Marketing Expenses
     Distribution segment selling and marketing expenses increased 13.3% or $2.1 million to $17.8 million for the three months ended June 30, 2010 as compared to $15.7 million in the prior year period primarily due to variable costs related to higher product sales.
Corporate General and Administrative Expenses

	Three Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Corporate general and administrative expenses	$75.9	$62.1	$13.8	22.2%
as a % of net revenues	8.7%	9.2%
     Corporate general and administrative expenses increased 22.2% or $13.8 million to $75.9 million compared to $62.1 million from the prior year period primarily due to higher international general and administrative expenses for the quarter ($12.6 million), higher legal and personnel costs ($5.5 million) and higher Anda bad debt expense ($5.8 million). The prior year period included $11.9 million in acquisition expenses related to the Arrow Acquisition.
Amortization

	Three Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Amortization	$43.1	$22.1	$21.0	95.0%
as a % of net revenues	4.9%	3.3%

     Amortization for the three months ended June 30, 2010 increased primarily as a result of the amortization of product rights the Company acquired in the Arrow Acquisition.
Loss on Asset Sales

	Three Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Loss on asset sales	$0.1	$0.2	$(0.1)	(50.0)%
     In the three months ended June 30, 2010 and 2009, we recognized net losses on the disposal of certain property and equipment related to our business restructuring and facility rationalization activities.
Interest Income

	Three Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Interest income	$0.3	$1.3	$(1.0)	(76.9)%
     Interest income decreased for the three months ended June 30, 2010 due to a decrease in interest rates and invested cash balances over the prior year period.
Interest Expense

	Three Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Interest expense — $850 million senior notes due 2014 (the “2014 Notes”) and due 2019 (the “2019 Notes”) together the “Senior Notes”	$12.3	$—	$12.3
Interest expense — Senior Credit Facility with Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	0.9	1.3	(0.4)
Interest expense — Manditorily Redeemable Preferred Stock	3.7	—	3.7
Interest expense — Atorvastatin accretion	3.0	—	3.0
Interest expense — Convertible contingent senior debentures (“CODES”)	—	3.2	(3.2)
Interest expense — Other	0.1	0.1	—

Interest expense	$20.0	$4.6	$15.4	334.5%

     Interest expense increased for the three months ended June 30, 2010 over the prior year period primarily due to interest on the Senior Notes issued in 2009, interest accretion charges on the Mandatorily Redeemable Preferred Stock issued in the Arrow Acquisition and accretion of interest on the atorvastatin contingent consideration obligation which was partially offset by interest on the CODES which were redeemed during 2009.

Other Income

	Three Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Earnings on equity method investments	$0.8	$2.4	$(1.6)
Gain on securities	1.4	—	1.4
Other income	0.3	—	0.3

	$2.5	$2.4	$0.1	4.2%

Earnings on Equity Method Investments
     The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.
     Earnings on equity method investments declined for the three months ended June 30, 2010 as the Company sold its interest in Scinopharm Taiwan Ltd. (“Scinopharm”) on March 24, 2010.
Gain on Securities
     During the three months ended June 30, 2010, we completed the sale of certain investments and marketable securities for a net gain of $1.4 million.
Provision for Income Taxes

	Three Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Provision for income taxes	$27.9	$37.6	$(9.7)	(25.8)%

Effective tax rate	28.3%	41.5%
     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, can increase or decrease the effective tax rate.
     The lower effective tax rate for the three months ended June 30, 2010, as compared to the prior year period, primarily reflects the impact of non-recurring tax benefits associated with the Arrow Acquisition, which was completed this quarter, and the write off of a foreign subsidiary.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$1,094.9	$149.3	$422.2	$1,666.4	$789.0	$195.8	$315.0	$1,299.8
Other	19.9	45.5	—	65.4	13.9	31.5	—	45.4

Net revenues	1,114.8	194.8	422.2	1,731.8	802.9	227.3	315.0	1,345.2
Operating expenses: Cost of sales(1)	593.4	48.3	361.0	1,002.7	472.6	46.2	263.0	781.8
Research and development	86.8	34.5	—	121.3	60.0	24.9	—	84.9
Selling and marketing	54.4	67.9	36.0	158.3	24.1	76.0	31.8	131.9

Contribution	$380.2	$44.1	$25.2	449.5	$246.2	$80.2	$20.2	346.6

Contibution margin	34.1%	22.6%	6.0%	26.0%	30.7%	35.3%	6.4%	25.8%

General and administrative				150.3				131.0
Amortization				82.1				43.9
Loss (gain) on asset sales				1.1				(1.3)

Operating income				$216.0				$173.0

Operating margin				12.5%				12.9%

(1)	Excludes amortization of acquired intangibles including product rights.
Global Generics Segment
Net Revenues
     Net revenues from our Global Generics segment for the six months ended June 30, 2010 increased 38.9% or $311.9 million to $1,114.8 million compared to net revenues of $802.9 million in the prior year period. The increase in net revenues was mainly attributable to the increase in international product sales during the six months ended June 30, 2010 ($204.7 million) as well as revenue from new product launches in 2010 ($137.0 million) offset in part by lower pricing on certain products.
Cost of Sales
     Cost of sales for our Global Generics segment increased 25.6% or $120.8 million to $593.4 million for the six months ended June 30, 2010 compared to $472.6 million in the prior year period. This increase in cost of sales was mainly attributable to the increase in international sales during the period ($138.0 million) and higher product sales from new product launches in the current year partially offset by manufacturing efficiencies as a result of the implementation of our Global Supply Chain Initiative. Cost of sales during the six months ended June 30, 2010 include $11.8 million of additional inventory costs associated with the fair value step-up in acquired inventory.
Research and Development Expenses
     R&D expenses for our Global Generics segment increased 44.7% or $26.8 million to $86.8 million in the six months ended June 30, 2009 compared to $60.0 million in the prior year period due to higher international R&D expenses ($31.5 million) offset by lower test chemical costs and by cost savings as a result of the implementation of our Global Supply Chain Initiative.

Selling and Marketing Expenses
     Selling and marketing expenses for our Global Generics segment increased 125.9% or $30.3 million to $54.4 million in the six months ended June 30, 2010 compared to $24.1 million in the prior year period due primarily to the inclusion of Arrow Group selling and marketing expenses in the current period ($31.4 million) which was partially offset by cost savings as a result of the implementation of our Global Supply Chain Initiative.
Global Brands Segment
Net Revenues
     Net revenues from our Global Brands segment for the six months ended June 30, 2010 decreased 14.3% or $32.5 million to $194.8 million compared to net revenues of $227.3 million in the prior year period. The decrease in net revenues was primarily attributable to the loss of Ferrlecit® ($64.2 million), as our distribution rights for Ferrlecit® terminated on December 31, 2009. The decline in revenues by the loss of Ferrlecit® was partially offset by sales of new products, including Rapaflo® and Gelnique®, incremental sales of certain non-promoted products, higher other revenues and higher sales of INFeD® in the current year period as revenues in the prior year period were negatively impacted by a supply interruption of INFeD®’s API.
Cost of Sales
     Cost of sales for our Global Brands segment increased 4.5% or $2.1 million to $48.3 million in the six months ended June 30, 2010 compared to $46.2 million in the prior year period. The increase in cost of sales was primarily due to overall product mix partially offset by the loss in sales of Ferrlecit®.
Research and Development Expenses
     Global Brands segment R&D expenses increased 38.7% or $9.6 million to $34.5 million in the six months ended June 30, 2010 compared to $24.9 million in the prior year period primarily due to a $3.0 million milestone payment in the current year period, higher clinical spending ($2.2 million), higher labor costs ($1.1 million) and increased international R&D expenditures from recently acquired Eden ($1.9 million).
Selling and Marketing Expenses
     Global Brands segment selling and marketing expenses decreased 10.6% or $8.1 million to $67.9 million in the six months ended June 30, 2010 as compared to $76.0 million in the prior year period primarily due to lower field force personnel-related costs ($3.4 million) and lower promotional costs ($4.2 million) due mainly to the loss of Ferrlecit®.
Distribution Segment
Net Revenues
     Net revenues from our Distribution segment for the six months ended June 30, 2010 increased 34.0% or $107.2 million to $422.2 million compared to net revenues of $315.0 million in the prior year period. The increase was primarily due to new products launched ($111.2 million) and higher third party brand product sales ($22.3 million). These increases to net revenues were partially offset by a decline in the base business ($26.3 million).

Cost of Sales
     Cost of sales for our Distribution segment increased 37.3% or $98.0 million to $361.0 million in the six months ended June 30, 2010 compared to $263.0 million in the prior year period. Distribution segment cost of sales increased in the current year period due to increased sales levels.
Selling and Marketing Expenses
     Distribution segment selling and marketing expenses increased 13.2% or $4.2 million to $36.0 million in the six months ended June 30, 2009 as compared to $31.8 million in the prior year period primarily related to higher variable costs due to increased sales.
Corporate General and Administrative Expenses

	Six Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Corporate general and administrative expenses	$150.3	$131.0	$19.3	14.7%
as a % of net revenues	8.7%	9.7%
     Corporate general and administrative expenses increased 14.7% or $19.3 million to $150.3 million compared to $131.0 million from the prior year period primarily due to higher international general and administrative expenses for the quarter ($22.6 million), higher legal and personnel costs ($10.0 million) and higher Anda bad debt expense ($5.8 million). The increases in general and administrative expenses were partially offset by lower acquisition and integration costs related to the Arrow Acquisition ($5.6 million) and a decrease in legal settlements ($15.8 million) as the prior year period included an $18.0 million settlement of a patent dispute with Elan Corporation, Plc.
Amortization

	Six Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Amortization	$82.1	$43.9	$38.2	87.0%
as a % of net revenues	4.7%	3.3%
     For the six months ended June 30, 2010 amortization expense increased $38.2 million primarily as a result of the amortization of product rights the Company acquired in the Arrow Acquisition.
Loss (Gain) on Asset Sales

	Six Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Loss (gain) on asset sales	$1.1	$(1.3)	$2.4	(184.6)%
     In the six months ended June 30, 2010, we recognized a loss on the sale of stock in our Sweden subsidiary. In January 2009, we recognized a $1.5 million gain on the sale of certain property and equipment in Dombivli, India for cash consideration of $3.0 million.

Interest Income

	Six Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Interest income	$0.7	$3.3	$(2.6)	(78.8)%
     Interest income decreased for the six months ended June 30, 2010 due to a decrease in interest rates and invested balances over the prior year period.
Interest Expense

	Six Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Interest expense — $850 million Senior Notes	$24.4	$—	$24.4
Interest expense — 2006 Credit Facility	2.1	2.8	(0.7)
Interest expense — Manditorily Redeemable Preferred Stock	7.4	—	7.4
Interest expense — Atorvastatin accretion	5.9	—	5.9
Interest expense — CODES	—	6.4	(6.4)
Interest expense — Other	0.5	0.1	0.4

Interest expense	$40.3	$9.3	$31.0	333.3%

     Interest expense increased for the six months ended June 30, 2010 over the prior year period primarily due to interest on the Senior Notes issued in 2009, interest accretion charges on the Mandatorily Redeemable Preferred Stock issued in the Arrow Acquisition and accretion of interest on the atorvastatin contingent consideration obligation which was partially offset by interest on the CODES which were redeemed during 2009.
Other Income

	Six Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Earnings on equity method investments	$3.3	$4.7	$(1.4)
Gain (loss) on securities	24.8	(1.1)	25.9
Other income	0.5	—	0.5

	$28.6	$3.6	$25.0	694.4%

Earnings on Equity Method Investments
     Earnings on equity method investments for the six months ended June 30, 2009 were higher than the current year period due to the sale of our outstanding shares of Scinopharm during the quarter ended March 31, 2010.

Gain (Loss) on Securities
     In the six months ended June 30, 2009 the Company recorded an other-than-temporary impairment charge of $2.2 million related to our investment in common shares of in Ventiv Health, Inc. as the fair value of our investment fell below our carrying value. This loss was partially offset by the receipt of cash proceeds of $1.1 million as additional consideration on the sale of our investment in Adheris, Inc.
     On March 24, 2010, we completed the sale of our outstanding shares of Scinopharm for net proceeds of approximately $94.0 million.
Provision for Income Taxes

	Six Months Ended June 30,		Change
($ in millions):	2010	2009	Dollars	%
Provision for income taxes	$64.6	$68.5	$(3.9)	(5.7)%
Effective tax rate	31.5%	40.1%
     The lower effective tax rate for the six months ended June 30, 2010, as compared to the same period of the prior year, primarily reflects the impact of non-recurring tax benefits associated with the Arrow Acquisition and the disposition and write off of foreign subsidiaries.
Liquidity and Capital Resources
Working Capital Position
     Working capital at June 30, 2010 and December 31, 2009 is summarized as follows (in millions):

	June 30,	December 31,	Increase
	2010	2009	(Decrease)
		Revised
Current Assets:
Cash and cash equivalents	$224.8	$201.4	$23.4
Marketable securities	11.3	13.6	(2.3)
Accounts receivable, net of allowances	502.1	517.4	(15.3)
Inventories, net	699.3	692.3	7.0
Prepaid expenses and other current assets	183.8	213.9	(30.1)
Deferred tax assets	135.8	130.9	4.9

Total current assets	1,757.1	1,769.5	(12.4)

Current liabilities:
Accounts payable and accrued expenses	592.7	614.3	(21.6)
Short-term debt and current portion of long-term debt	85.0	307.6	(222.6)
Income taxes payable	20.9	78.4	(57.5)
Other	55.6	47.6	8.0

Total current liabilities	754.2	1,047.9	(293.7)

Working Capital	$1,002.9	$721.6	$281.3

Current Ratio	2.33	1.69

     For the three months ended June 30, 2010, our working capital increased by $281.3 million from $721.6 million at December 31, 2009 to $1,002.9 million primarily related to cash provided by operating activities and cash received from the sale of Scinopharm.

Cash Flows from Operations
     Summarized cash flow from operations is as follows (in millions):

	Six months ended June 30,
($ in millions):	2010	2009
Net cash provided by operating activities	$186.1	$161.2
     Cash flows from operations represents net income adjusted for certain non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $186.1 million for the six months ended June 30, 2010, compared to $161.2 million for the prior year period. Net cash provided by operations was higher in the six months ended June 30, 2010 primarily due to higher levels of net income.
     Management expects that available cash balances, available capacity under the 2006 Credit Facility and 2010 cash flows from operating activities will provide sufficient resources to fund our 2010 operating liquidity needs and expected 2010 capital expenditure funding requirements.
Investing Cash Flows
     Our cash flows from investing activities are summarized as follows (in millions):

	Six months ended June 30,
($ in millions):	2010	2009
Net cash provided by (used in) investing activities	$43.4	$(37.6)
     Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. Net cash provided by investing activities was $43.4 million for the six months ended June 30, 2010 compared to a use of net cash for investing activities of $37.6 million during the prior year period. Net cash provided by investing activities was higher in the current period due primarily to the sale of Scinopharm for net proceeds of approximately $94.0 million.
Financing Cash Flows
     Our cash flows from financing activities are summarized as follows (in millions):

	Six months ended June 30,
($ in millions):	2010	2009
Net cash (used in) provided by financing activities	$(203.4)	$6.3
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. For the six month period ended June 30, 2010, net cash used in financing activities was $203.4 million compared to $6.3 million provided by financing activities during the prior year period. Cash used in financing activities in 2010 primarily related to a $200.0 million payment of obligations under the 2006 Credit Facility.

Debt and Borrowing Capacity
     Our outstanding debt obligations are summarized as follows (in millions):

	June 30,	December 31,	Increase
	2010	2009	(Decrease)
Short-term debt and current portion of long-term debt	$85.0	$307.6	$(222.6)
Long-term debt	1,158.5	1,150.2	8.3

Total debt	$1,243.5	$1,457.8	$(214.3)

Debt to capital ratio	28.4%	32.5%
     In November 2006, we entered into the 2006 Credit Facility. The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”).
     The 2006 Credit Facility has a five-year term and an initial interest rate equal to LIBOR plus 0.75% (subject to certain adjustments). In July 2010, the interest rate on the 2006 Credit Facility was reduced to LIBOR plus 5/8%. The indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries. The remainder under the Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. Indebtedness under the 2006 Credit Facility may be pre-payable, and commitments reduced at the election of Watson without premium (subject to certain conditions).
     On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility which, among other things, provided certain modifications and clarifications with respect to refinancing of the Company’s outstanding indebtedness, allowed an increase in the Company’s ability to incur general unsecured indebtedness from $100.0 million to $500.0 million and provided an exclusion from certain restrictions under the 2006 Credit Facility on up to $151.4 million of certain anticipated acquired indebtedness under the Arrow Acquisition. The terms of the amendment also required the repayment of $100.0 million on the Term Facility under the 2006 Credit Agreement. In addition to the above $100.0 million repayment on the Term Facility of the 2006 Credit Facility, the Company also made a $200.0 million repayment on the Revolving Facility of the 2006 Credit Facility in the three months ended March 31, 2010. The Company borrowed $275.0 million under the Revolving Facility to fund a portion of the cash consideration for the Arrow Acquisition. As of June 30, 2010, $50.0 million was outstanding on the Revolving Facility and $150.0 million was outstanding on the Term Facility. There are no scheduled debt payments required in 2010 and the full amount outstanding on the 2006 Credit Facility is due November 2011.
     Under the terms of the 2006 Credit Facility, each of our domestic subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of June 30, 2010, were in compliance with all financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.69 billion;
•	maintenance of a maximum leverage ratio not greater than 2.5 to 1.0; and
•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At June 30, 2010, our net worth was $3.1 billion and our leverage ratio was 1.4 to 1.0. Our interest coverage ratio for the three months ended June 30, 2010 was 15.1 to 1.0.
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
Long-term Obligations
     At June 30, 2010, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires an enterprise to perform a qualitative analysis when determining whether or not to consolidate a VIE. The amendment requires an enterprise to continuously reassess whether it must consolidate a VIE and also requires enhanced disclosures about an enterprise’s involvement with a VIE and any significant change in risk exposure due to that involvement, as well as how its involvement with a VIE impacts the enterprise’s financial statements. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.
     In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. The amendment requires arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. The amendment is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of the adoption of this amendment on the Company’s condensed consolidated financial statements.
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
Investment Risk
     As of June 30, 2010, our total holdings in equity securities of other companies, including equity method investments and available-for-sale securities, were $10.7 million. Of this amount, we had equity method investments of $9.2 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $1.2 million (included in investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.
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
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on June 30, 2010. As of June 30, 2010, the fair value of our Senior Notes was $86.1 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
Foreign Currency Exchange Risk
     We operate and transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. The Company seeks to limit exposure to foreign exchange risk involving intercompany trade receivables and payables by settling outstanding amounts through normal payment terms. Other methodologies to limit the Company’s foreign exchange risks are being considered currently to limit our exposure to foreign currency exchange risk including foreign exchange forward contracts or options.
     Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the six months ended June 30, 2010 or 2009, respectively.
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
     There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     There were no material changes from these risk factors during the three months ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended June 30, 2010, the Company repurchased approximately 4,000 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of approximately $0.2 million as follows:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicaly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
April 1 — 30, 2010	—	$—	—	—
May 1 — 31, 2010	4,348	$44.16	—	—
June 1 — 30, 2010	—	$—	—	—

ITEM 6.	EXHIBITS
     (a) Exhibits:
           Reference is hereby made to the Exhibit Index on page 42.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)
By:	/s/ R. Todd Joyce
R. Todd Joyce
Senior Vice President – Chief Financial Officer

     Date: August 6, 2010

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended June 30, 2010

Exhibit
No.	Description

10.1
Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 2.1 to the Company’s March 3, 2010 Current Report on Form 8-K.

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