Form 10-Q
period 2010-09-30
WATSON PHARMACEUTICALS INC
filed 2010-11-05
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of November 1, 2010 was approximately 125,309,000.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosure about Market Risk	42

Item 4. Controls and Procedures	43

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6. Exhibits	44

Signatures	46
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	September 30,	December 31,
	2010	2009
		Revised
ASSETS
Current assets:
Cash and cash equivalents	$255.6	$201.4
Marketable securities	10.3	13.6
Accounts receivable, net	523.1	517.4
Inventories, net	673.1	692.3
Prepaid expenses and other current assets	159.9	213.9
Deferred tax assets	142.2	130.9

Total current assets	1,764.2	1,769.5
Property and equipment, net	648.9	694.2
Investments and other assets	47.9	114.5
Deferred tax assets	168.3	110.8
Product rights and other intangibles, net	1,690.3	1,713.5
Goodwill	1,528.1	1,501.0

Total assets	$5,847.7	$5,903.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$625.0	$614.3
Income taxes payable	45.1	78.4
Short-term debt and current portion of long-term debt	35.0	307.6
Deferred revenue	20.9	16.3
Deferred tax liabilities	27.7	31.3

Total current liabilities	753.7	1,047.9
Long-term debt	1,162.1	1,150.2
Deferred revenue	23.0	31.9
Other long-term liabilities	175.9	118.7
Other taxes payable	59.4	76.0
Deferred tax liabilities	454.0	455.7

Total liabilities	2,628.1	2,880.4

Commitments and contingencies
Equity:
Common stock	0.4	0.4
Additional paid-in capital	1,739.4	1,686.9
Retained earnings	1,806.2	1,640.1
Accumulated other comprehensive (loss) income	(16.1)	1.9
Treasury stock, at cost	(311.9)	(306.2)

Total stockholders’ equity	3,218.0	3,023.1
Noncontrolling interest	1.6	—

Total equity	3,219.6	3,023.1

Total liabilities and equity	$5,847.7	$5,903.5

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	$882.4	$662.1	$2,614.2	$2,007.3

Operating expenses:
Cost of sales (excludes amortization, presented below)	484.6	353.7	1,487.3	1,135.5
Research and development	75.8	51.9	197.1	136.8
Selling and marketing	78.1	60.0	236.4	191.9
General and administrative	163.5	60.1	313.8	191.1
Amortization	45.9	22.2	128.0	66.1
Loss on asset sales	0.1	3.5	1.2	2.2

Total operating expenses	848.0	551.4	2,363.8	1,723.6

Operating income	34.4	110.7	250.4	283.7

Non-operating (expense) income:
Loss on early extinguishment of debt	—	(2.0)	—	(2.0)
Interest income	0.3	1.0	1.0	4.3
Interest expense	(21.4)	(9.0)	(61.7)	(18.3)
Other income	0.2	1.6	28.8	5.2

Total other expense, net	(20.9)	(8.4)	(31.9)	(10.8)

Income before income taxes	13.5	102.3	218.5	272.9
Provision (benefit) for income taxes	(12.2)	39.3	52.4	107.8

Net income attributable to common shareholders	$25.7	$63.0	$166.1	$165.1

Earnings per share:
Basic	$0.21	$0.61	$1.36	$1.60

Diluted	$0.21	$0.55	$1.34	$1.45

Weighted average shares outstanding:
Basic	122.6	103.8	122.2	103.4

Diluted	124.3	117.1	123.9	118.1

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$166.1	$165.1

Reconciliation to net cash provided by operating activities:
Depreciation	76.4	71.5
Amortization	128.0	66.1
Deferred income tax (benefit) provision	(75.7)	8.4
Provision for inventory reserve	30.7	36.0
Restricted stock and stock option compensation	17.4	14.4
Earnings on equity method investments	(3.2)	(6.2)
(Gain) loss on securities	(26.5)	1.1
Loss on early extinguishment of debt	—	2.0
Accretion of discount on preferred stock and contingent consideration obligations	21.5	—
Loss on asset sales	0.5	2.2
Other	0.9	1.0
Changes in assets and liabilities:
Accounts receivable, net	(12.2)	(72.1)
Inventories	(16.3)	(68.6)
Prepaid expenses and other current assets	28.1	(10.1)
Accounts payable and accrued expenses	11.7	17.7
Deferred revenue	(4.3)	8.9
Income taxes payable	(25.2)	(6.6)
Other assets	4.7	4.8

Total adjustments	156.5	70.5

Net cash provided by operating activities	322.6	235.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(33.6)	(43.2)
Acquisition of product rights	(7.4)	(16.3)
Acquisition of business, net of cash acquired	(67.4)	—
Proceeds from sale of fixed assets	2.3	3.0
Proceeds from sale of cost/equity investments	94.7	—
Proceeds from sale of marketable securities	9.5	5.9
Additions to marketable securities	(5.5)	(4.4)
Additions to long-term investments	(13.7)	—
Other investing activities, net	1.0	—

Net cash used in investing activities	(20.1)	(55.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and other long-term liabilities	(274.6)	(726.6)
Proceeds from issuance of debt and other long-term liabilities	—	833.0
Repurchase of common stock	(5.7)	(3.2)
Proceeds from stock plans	32.5	21.5

Net cash (used in) provided by financing activities	(247.8)	124.7

Effect of currency exchange rate changes on cash and cash equivalents	(0.5)	—

Net increase in cash and cash equivalents	54.2	305.3
Cash and cash equivalents at beginning of period	201.4	507.6

Cash and cash equivalents at end of period	$255.6	$812.9

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
     The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements and includes revisions to certain December 31, 2009 balances reflecting the completion of the Company’s purchase price allocation (refer to “NOTE 3 – ACQUISITIONS and DIVESTITURES.”) The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.
Comprehensive Income
     Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is composed of unrealized (losses) gains on its holdings of publicly traded equity securities, net of realized gains or losses included in net income and foreign currency translation adjustments. The components of comprehensive income, including attributable income taxes, where applicable, consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$25.7	$63.0	$166.1	$165.1

Other comprehensive income (loss):
Translation gains (losses)	43.7	(0.6)	(16.9)	1.4
Unrealized gain (loss) on securities, net of tax	0.2	0.1	(0.5)	0.2
Reclassification of (gains) losses included in net income, net of tax	—	—	(0.6)	1.4

Total other comprehensive income (loss)	43.9	(0.5)	(18.0)	3.0

Total comprehensive income	$69.6	$62.5	$148.1	$168.1

Preferred and Common Stock
     As of September 30, 2010 and December 31, 2009 there were 2.5 million shares of no par value per share preferred stock authorized. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009 the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012, and is accordingly included within long-term debt in the consolidated balance sheet at September 30, 2010 and December 31, 2009. See Note 7 — “DEBT” for additional discussion. As of September 30, 2010 and December 31, 2009, there were 500.0 million shares of $0.0033 par value per share common stock authorized, with 134.9 million and 133.0 million shares issued and 125.1 million and 123.4 million outstanding, respectively. Of the issued shares, 9.7 million shares and 9.6 million shares were held as treasury shares as of September 30, 2010 and December 31, 2009, respectively.
Provisions for Sales Returns and Allowances
     As is customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of its products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of our SRA reserves to ensure that our condensed consolidated financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.
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
     A number of factors impact the level of SRA as a percentage of gross accounts receivable. These factors include sales levels for our Distribution segment which has lower levels of SRA relative to our other segments and sales of our recently acquired Arrow Group (refer to “NOTE 3 — ACQUISITIONS AND DIVESTITURES”) with operations in Western Europe, Canada, Australasia, South America and South Africa, which has lower levels of SRA compared to our U.S. generic business.
     Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $330.9 million and $332.9 million at September 30, 2010 and December 31, 2009, respectively. Accounts payable and accrued liabilities include $85.4 million and $85.7 million at September 30, 2010 and December 31, 2009, respectively, for certain rebates and other amounts due to indirect customers.
Earnings Per Share (“EPS”)
     Basic EPS is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. For the three and nine month periods ended September 30, 2009, the Company is required to add the weighted average potential common shares outstanding associated with the conversion of the convertible contingent senior debentures (“CODES”) to the number of shares outstanding for the calculation of diluted EPS for all periods in which the securities were outstanding. On September 14, 2009 the CODES were redeemed.

     A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
EPS — basic
Net income	$25.7	$63.0	$166.1	$165.1

Basic weighted average common shares outstanding	122.6	103.8	122.2	103.4

EPS — basic	$0.21	$0.61	$1.36	$1.60

EPS — diluted
Net income	$25.7	$63.0	$166.1	$165.1
Add: Interest expense on CODES, net of tax	—	1.6	—	5.5

Net income, adjusted	$25.7	$64.6	$166.1	$170.6

Basic weighted average common shares outstanding	122.6	103.8	122.2	103.4
Effect of dilutive securities:
Conversion of CODES	—	11.9	—	13.6
Dilutive stock awards	1.7	1.4	1.7	1.1

Diluted weighted average common shares outstanding	124.3	117.1	123.9	118.1

EPS — diluted	$0.21	$0.55	$1.34	$1.45

     Stock awards to purchase 1.0 million and 2.9 million common shares for the three month periods ended September 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the awards were anti-dilutive. Stock awards to purchase 1.3 million and 3.9 million common shares for the nine month periods ended September 30, 2010 and 2009, respectively, were outstanding but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.
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
     As of September 30, 2010, the Company had $0.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option awards, which will be recognized over the remaining weighted average period of 1.3 years. As of September 30, 2010, the Company had $33.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards, which will be recognized over the remaining weighted average period of 1.8 years. During the nine months ended September 30, 2010, the Company issued approximately 1.0 million restricted stock awards with an aggregate intrinsic value of $41.8 million. No stock option awards were issued during the nine months ended September 30, 2010.
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
     In January 2010, the FASB issued an amendment to the disclosure requirements for fair value measurements. The amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010. We will include the required Level 3 disclosures, as necessary, beginning in 2011. No additional disclosures have been required for Level 1 or 2 fair value measurements in the current period.
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

NOTE 2 — OTHER INCOME
     Other income consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Earnings (loss) on equity method investments	$(0.1)	$1.5	$3.2	$6.2
Gain (loss) on securities	—	—	24.8	(1.1)
Other income	0.3	0.1	0.8	0.1

	$0.2	$1.6	$28.8	$5.2

     For additional information on the gain on securities for the nine months ended September 30, 2010, refer to “NOTE 3 — ACQUISITIONS AND DIVESTITURES” below.
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
Acquisition of Progesterone Business from Columbia Laboratories, Inc. (“Columbia”)
     On July 2, 2010, the Company completed the acquisition of the U.S. rights to the progesterone business of Columbia and acquired 11.2 million shares of Columbia’s common stock for initial cash consideration of $62.0 million and certain contingent payments of up to an additional $45.5 million based upon the successful completion of certain milestones and regulatory approvals. The Company will also pay Columbia a royalty on Watson’s sales of the progesterone products and any next generation products.
     The transaction was accounted for using the purchase method of accounting under existing U.S. GAAP. The purchase method under existing U.S. GAAP requires, among other things, that assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date and that in-process R&D be recorded at fair value on the balance sheet regardless of the likelihood of success of the related product or technology. The purchase price for the Columbia acquisition was provisionally allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at July 2, 2010. Management’s purchase price allocation is provisional until the Company completes its valuation of certain intellectual properties acquired and liabilities assumed. Pro forma results of operations have not been presented because the effect of the acquisition was not material.
NOTE 4 — REPORTABLE SEGMENTS
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
     The Company evaluates segment performance based on segment net revenues and segment contribution. Segment contribution represents segment net revenues less cost of sales (which excludes amortization), direct R&D expenses and selling and marketing expenses. Segment net revenues include product sales and “other” revenue. The “other” classification consists primarily of commission revenue, royalties and revenues from research, development and licensing fees and also includes co-promotion revenue and revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply products to third parties. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains on disposal or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level.

     Segment net revenues and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments consisted of the following (in millions):

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$566.1	$82.4	$205.1	$853.6	$392.3	$96.1	$151.4	$639.8
Other	11.5	17.3	—	28.8	5.7	16.6	—	22.3

Net revenues	577.6	99.7	205.1	882.4	398.0	112.7	151.4	662.1
Operating expenses:
Cost of sales(1)	290.2	19.8	174.6	484.6	204.1	20.7	128.9	353.7
Research and development	54.1	21.7	—	75.8	37.0	14.9	—	51.9
Selling and marketing	26.5	34.3	17.3	78.1	11.7	32.5	15.8	60.0

Contribution	$206.8	$23.9	$13.2	243.9	$145.2	$44.6	$6.7	196.5

Contribution margin	35.8%	24.0%	6.4%	27.6%	36.5%	39.6%	4.4%	29.7%

General and administrative				163.5				60.1
Amortization				45.9				22.2
Loss on asset sales				0.1				3.5

Operating income				$34.4				$110.7

Operating margin				3.9%				16.7%

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$1,661.0	$231.7	$627.3	$2,520.0	$1,181.3	$291.9	$466.4	$1,939.6
Other	31.4	62.8	—	94.2	19.6	48.1	—	67.7

Net revenues	1,692.4	294.5	627.3	2,614.2	1,200.9	340.0	466.4	2,007.3
Operating expenses:
Cost of sales(1)	883.6	68.1	535.6	1,487.3	676.7	66.9	391.9	1,135.5
Research and development	140.9	56.2	—	197.1	97.0	39.8	—	136.8
Selling and marketing	80.9	102.2	53.3	236.4	35.8	108.5	47.6	191.9

Contribution	$587.0	$68.0	$38.4	693.4	$391.4	$124.8	$26.9	543.1

Contribution margin	34.7%	23.1%	6.1%	26.5%	32.6%	36.7%	5.8%	27.1%

General and administrative				313.8				191.1
Amortization				128.0				66.1
Loss on asset sales				1.2				2.2

Operating income				$250.4				$283.7

Operating margin				9.6%				14.1%

(1)	Excludes amortization of acquired intangibles including product rights.

NOTE 5 — INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at September 30, 2010 and December 31, 2009 is approximately $7.0 million and $14.1 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has been approved by the local regulatory agency and is awaiting a contractual triggering event to enter the marketplace.
     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
Inventories:
Raw materials	$161.7	$194.5
Work-in-process	41.5	44.1
Finished goods	469.9	453.7

Inventories, net	$673.1	$692.3

NOTE 6 — GOODWILL
     Goodwill for the Company’s reporting units consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
		Revised

Global Brands segment	$371.6	$348.2
Global Generics segment	1,070.2	1,066.5
Distribution segment	86.3	86.3

Total goodwill	$1,528.1	$1,501.0

     The increase in goodwill for the nine months ended September 30, 2010 primarily relates to the acquisition of the remaining 64% of Eden as discussed in “NOTE 3 — ACQUISITIONS AND DIVESTITURES”. Goodwill for the Company’s Global Generics segment as of December 31, 2009 has been revised from the amount presented in our Annual Report on Form 10-K for the year ended December 31, 2009. Refer to “NOTE 3 — ACQUISITIONS AND DIVESTITURES” for a discussion of the changes.

NOTE 7 — DEBT
Debt consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
Senior Notes,
$450.0 million 5.000% notes due August 14, 2014 (the “2014 Notes”)	$450.0	$450.0
$400.0 million 6.125% notes due August 14, 2019 (the “2019 Notes”) together the “Senior Notes”	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(2.2)	(2.5)

Senior Notes, net	847.8	847.5
Senior Credit Facility with Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	150.0	400.0
Mandatorily Redeemable Preferred Stock	162.5	151.2
Loan with Lombard Odier Darier Hentsch & Cie (“Lombard Loan”)	35.0	55.0
Other notes payable	1.8	4.1

	1,197.1	1,457.8
Less: Current portion	35.0	307.6

Total long-term debt	$1,162.1	$1,150.2

2006 Credit Facility
     In November 2006, the Company entered into the 2006 Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks. The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”) with a five-year term and an initial interest rate equal to LIBOR plus 0.75% (subject to certain adjustments). In July 2010, the interest rate on the 2006 Credit Facility was reduced to LIBOR plus 0.625%.
     The Company made repayments totaling $250.0 million on the Revolving Facility of the 2006 Credit Facility in the nine months ended September 30, 2010. As of September 30, 2010, $150.0 million was outstanding on the Term Facility. There are no scheduled debt payments required in 2010 and the full amount outstanding on the 2006 Credit Facility is due November 2011.
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

     In accordance with the terms of the Lombard Loan, the Company repaid $35.0 million in December 2009 and $20.0 million in March 2010. At September 30, 2010, a $35.0 million advance bearing interest at a rate of 1.99% per annum was outstanding which matures on December 31, 2010.
Fair Value of Debt Instruments
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on September 30, 2010. As of September 30, 2010, the fair value of our Senior Notes was $95.0 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
NOTE 8 — BUSINESS RESTRUCTURING CHARGES
     During the first quarter of 2008, the Company announced efforts to reduce its cost structure with the planned closure of its manufacturing facility in Carmel, New York and its distribution center in Brewster, New York. During the second quarter of 2010, the Company announced additional measures to reduce its cost structure involving a manufacturing facility in Canada and certain R&D facilities in Australia. These additional restructuring activities are expected to be completed in Australia by the end of 2011 and in Canada by early 2012.
     Activity related to our business restructuring and facility rationalization activities for the nine months ended September 30, 2010 consisted of the following (in millions):

					Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-cash	September 30,
	2009	to Expense	Payments	Adjustments	2010
Cost of sales
Severance and retention	$13.1	$6.1	$(3.9)	$—	$15.3
Product transfer costs	1.0	2.5	(3.3)	—	0.2
Facility decommission costs	0.2	7.5	(6.8)	—	0.9
Accelerated depreciation	—	5.7	—	(5.7)	—

	14.3	21.8	(14.0)	(5.7)	16.4

Operating expenses
R&D	0.8	5.8	(2.2)	—	4.4
Accelerated depreciation — R&D	—	0.8	—	(0.8)	—
Selling, general and administrative	0.8	1.3	(1.6)	—	0.5

	1.6	7.9	(3.8)	(0.8)	4.9

Total restructuring charges	$15.9	$29.7	$(17.8)	$(6.5)	$21.3

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
NOTE 9 — INCOME TAXES
     The Company’s effective tax rate for the nine months ended September 30, 2010 was 24.0% compared to 39.5% for the nine months ended September 30, 2009. The lower effective tax rate for the nine months ended

September 30, 2010, as compared to the same period of the prior year, is primarily due to non-recurring tax benefits associated with the closure of the IRS audit for the 2004-2006 tax years, a reduction in the statutory tax rates in the United Kingdom, tax benefits associated with the Arrow Acquisition and the disposition and write off of foreign subsidiaries.
     The Company conducts business globally and, as a result, it is subject to U.S. federal, state and foreign tax. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final resolution of open matters with a tax authority may result in a tax liability that is more or less than that reflected in the condensed consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related penalty and interest have been accrued for any adjustments that may result from these uncertain tax positions.
     With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. In the third quarter of 2010, the Internal Revenue Service completed its examination of the Andrx Corporation’s tax returns for the pre-acquisition period and the Joint Committee of Taxation completed its review of the Company’s tax returns for the 2004-2006 period. As a result, the Company has recorded a reduction to its income tax expense of $4.8 million relating to the completion of the Andrx examination and $13.9 million relating to the Company’s examination. The conclusion of these examinations resulted in a net reduction to the Company’s tax liabilities (including unrecognized tax benefits) of $19.1 million.
NOTE 10 — STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the nine months ended September 30, 2010 consisted of the following (in millions):

Stockholders’ equity, December 31, 2009	$3,023.1
Common stock issued under employee plans	32.5
Increase in additional paid-in capital for share-based compensation plans	17.4
Net income	166.1
Other comprehensive loss	(18.0)
Tax benefit from employee stock plans	2.6
Repurchase of common stock	(5.7)

Stockholders’ equity, September 30, 2010	$3,218.0

NOTE 11 — FAIR VALUE MEASUREMENT
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
     Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at September 30, 2010 and December 31, 2009 consisted of the following (in millions):

	Fair Value Measurements as at September 30, 2010 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$10.3	$10.3	$—	$—
Investments	1.2	1.2	—	—

Liabilities:
Contingent consideration	172.7	—	—	172.7

	Fair Value Measurements as at December 31, 2009 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$13.6	$13.6	$—	$—
Investments	3.0	3.0	—	—

Liabilities:
Contingent consideration	111.0	—	—	111.0
     Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive income (loss).
     Contingent consideration liabilities consist of contingent consideration obligations to the Arrow Selling Shareholders and to Columbia as at September 30, 2010 and to the Arrow Selling Shareholders as at December 31, 2009. The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of the contingent consideration obligations are based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. The change in the value of the contingent consideration obligations totaling $10.3 million for the nine months ended September 30, 2010, has been included within interest expense in the accompanying condensed consolidated statement of operations.
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
     Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases had been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York ( In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383 ). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims, denied the plaintiffs’ motions for class certification, and directed the clerk of the court to close the case. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. The three appeals were consolidated by the appellate court. On August 25, 2005, the defendants moved to transfer the appeals to the United States Court of Appeals for the Federal Circuit on the ground that patent issues are involved in the appeal. On November 7, 2007, the motions panel of the U.S. Court of Appeals for the Second Circuit granted the motion in part, and ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On March 23, 2009, the indirect purchaser plaintiffs filed a petition for writ of certiorari with the United States Supreme Court. On June 22, 2009, the Supreme Court denied the petition. In the appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Riteaid, the Second Circuit heard oral argument by the parties on April 28, 2009, and advised the parties that the court had invited the United States Department of Justice to provide comments on the case. On July 6, 2009, the Department of Justice submitted a brief on the matter, expressing no opinion on the Cipro action but suggesting certain standards to evaluate “reverse payment” patent settlements. On August 12, 2009, the parties responded to the Department of Justice’s brief. On April 29, 2010, the United States Court of Appeals for the Second Circuit affirmed the ruling of the District Court granting summary judgment in favor of the defendants, and on September 7, 2010, denied the appellants’ petition for rehearing en banc. Other actions are pending in various state courts, including New York, California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Aventis”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The court hearing the case in New York has dismissed the action. Appellants have sought leave to appeal the dismissal of the New York action to the New York Court of Appeals. On April 18, 2006, the New York Supreme Court, Appellate Division, denied the appellants’ motion. In the action pending in Kansas, the court has administratively terminated the matter pending the outcome of the appeals in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal granted in part and denied in part the defendants’ petition for a writ of mandate seeking to reverse the trial court’s order granting the plaintiffs’ motion for class certification. Pursuant to the appellate court’s ruling, the majority of the plaintiffs will be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On November 19, 2009, the plaintiffs filed a notice of appeal. The appeal remains pending. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Aventis has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.
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
     Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts ( In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 1456 ). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts paid by various public and private plans and programs. The amended complaint alleges claims on behalf of a purported class of plaintiffs that paid any portion of the price of certain drugs, which price was calculated based on its average wholesale price, or contracted with a pharmacy benefit manager to provide others with such drugs. The Company filed an Answer to the Amended Consolidated Class Action Complaint on April 9, 2004. Defendants in the consolidated litigation have been divided into two groups. Certain defendants, referred to as the “Track One” defendants, have proceeded on an expedited basis. Classes were certified against these defendants, a trial has been completed with respect to some of the claims against this group of defendants, the presiding judge has issued a ruling granting judgment to the plaintiffs, that judgment was appealed and on appeal was affirmed in part and reversed in part. Additionally, many of the claims have been settled. Other defendants, referred to as the “Track Two Defendants”, including the Company, have entered into a settlement agreement resolving all claims against the Track Two Defendants in the Consolidated Class Action. The total amount of the settlement for all of the Track Two Defendants is $125 million. The amount to be paid by each Track Two Defendant is confidential. On July 2, 2008, the United States District Court for the District of Massachusetts preliminarily approved the Track Two settlement. On April 27, 2009, the Court held a hearing to further consider the fairness of the proposed Track Two settlement. The Court adjourned the hearing without ruling on the fairness of the proposed settlement until additional notices are provided to certain of the class members in the action. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.
     The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Texas, Kansas, Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Idaho, South Carolina, Hawaii,

Utah, Iowa, Oklahoma and Louisiana captioned as follows: State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County (the “Florida Ven-A-Care Action”); State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461 (the “Iowa AG Action”); State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Alpharma Inc., et al, Case No. 08-001565, in the District Court of Travis County, Texas (the “Texas Ven-A-Care Action”); United States of America ex rel. Ven-A-Care of the Florida Keys, Inc.,v. Actavis Mid-Atlantic LLC, Civil Action No. 08-10852, in the U.S. District Court for the District of Massachussetts (the “Federal Ven-A-Care Action”); State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department; State of Oklahoma, ex rel., W.A. Drew Edmondson, Attorney General of Oklahoma v. Abbott Laboratories, Inc., et al., Case No. CJ-2010-474, District Court of Pottawatomie County, Oklahoma, and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19th Judicial District.
     The City of New York filed an action in the United States District Court for the Southern District of New York on August 4, 2004, against the Company and numerous other pharmaceutical defendants alleging similar claims. The case was transferred to the United States District Court for the District of Massachusetts, and was consolidated with several similar cases filed by individual New York counties. A corrected Consolidated Complaint was filed on June 22, 2005 (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts). The Consolidated Complaint included as plaintiffs the City of New York and 30 New York counties. Since the filing of the Consolidated Complaint, cases brought by a total of 14 additional New York counties have been transferred to the District of Massachusetts. In February 2007, three of the New York counties’ cases were sent back to New York state court (Erie, Oswego and Schenectady counties). On April 5, 2007, an additional action raising similar allegations was filed by Orange County, New York (County of Orange v. Abbott Laboratories, Inc., et al., United States District Court for the Southern District of New York, Case No. 07-CV-2777). The Company is therefore named as a defendant by the City of New York and 41 New York counties, consolidated in the District of Massachusetts case (hereinafter the “Consolidated NY Counties Actions”), as well as by four additional New York counties, with three of these cases pending in New York state courts. Many of the state and county cases are included in consolidated or single-case mediation proceedings, and the Company is participating in these proceedings.

     The pricing cases generally allege that the defendants caused the plaintiffs to overpay pharmacies and other providers for prescription drugs under state Medicaid Programs by inflating the reported average wholesale price or wholesale acquisition cost, and by reporting false prices to the United States government under the Best Prices rebate program. Several of these cases also allege that state residents were required to make inflated copayments for drug purchases under the federal Medicare program, and companies were required to make inflated payments on prescription drug purchases for their employees. Many of these cases, some of which have been removed to federal court, are in the early stages of pleading or are proceeding through pretrial discovery. On January 20, 2006, the Company was dismissed without prejudice from the actions brought by the States of Montana and Nevada because the Company was not timely served. The case brought against the Company on behalf of Arizona was settled in May 2009 and was dismissed with prejudice on June 29, 2009. The case brought against the Company on behalf of Alabama was tried in June and July of 2009. At the conclusion of the trial, the jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial date has not been set. The cases brought against the Company on behalf of Hawaii and Massachusetts have been settled. The case brought against the Company on behalf of Kentucky has been scheduled for trial in November of 2011. On January 27, 2010, the U.S. District Court granted Plaintiffs’ motion in the Consolidated NY Counties Actions for partial summary judgment as to each of the generic defendants, including Watson, with respect to some of Watson’s drugs reimbursed at the Federal Upper Limit, and found violations of New York’s state false claims act statute. If final judgment is entered based upon this ruling, Plaintiffs will be entitled to compensatory damages, treble damages and penalties in amounts that are not currently known or reasonably estimatable. In February 2010, Watson and certain other defendants filed a motion to amend the Court’s Order to certify an immediate interlocutory appeal, and seeking among other things, clarification of New York’s false claims act statute. On May 4, 2010, the Court denied the motion. The case brought against the Company on behalf of Mississippi had been scheduled for trial in December 2010, but that trial date was vacated and the case has not been rescheduled for trial. The case brought against the Company on behalf of Idaho has been scheduled for trial in March 2012.
     In August 2010, the Company reached an agreement in principle to settle each of the following pending actions: the Texas Ven-a-Care Action, the Florida Ven-a-Care Action, the Federal Ven-A-Care Action, the Iowa AG Action, and the Consolidated New York Counties Action (collectively the “Ven-A-Care Settlement”). The total amount to be paid by the Company under the terms of the proposed Ven-A-Care Settlement is $89.9 million. The Ven-A-Care Settlement is contingent upon approval of the United States Department of Justice and the execution of definitive settlement documents. The United States Department of Justice is currently reviewing the proposed Ven-A-Care Settlement. The Company has established contingent liability reserve on its balance sheet in the amount of the settlement in principle. In connection with the Ven-A-Care Settlement, the January 2011 trial scheduled in the Texas Ven-A-Care Action has been vacated and will not be re-scheduled before May of 2011, if at all.
     The Ven-A-Care Settlement, if consummated, will resolve a significant portion of the damages claims asserted against the Company and its affiliates in the various pending pricing litigations. With regard to the remaining pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions.
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
     Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In December 2002, February 2003, January 2004, January 2005, January 2006, January 2007, January-February 2008, January 2009, and January 2010, respectively, the first, second, third, fourth, fifth, sixth, seventh and eighth annual inspections were completed and the independent expert submitted its report of the inspection to the FDA. In each instance, the independent expert reported its opinion that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA conducted an inspection of that facility from March 31, 2004 until May 6, 2004. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection, including observations related to certain laboratory test methods and other procedures in place at the facility. In June 2004 the Company submitted its response to the FDA Form 483 inspectional observations and met with FDA officials to discuss its response, including the corrective actions the Company had taken, and intended to take, to address the inspectional observations. The FDA conducted another inspection of the facility from April 5, 2005 through April 13, 2005. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from July 10, 2006 through July 21, 2006. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. From February 20, 2007 through March 9, 2007, the FDA conducted another inspection of the facility. At the conclusion of the inspection, the FDA issued a Form 483 listing the observations made during the inspection. In March 2007 the Company submitted its response to the FDA Form 483 inspectional observations, including the corrective actions the Company has taken to address the inspectional observations. The FDA conducted another inspection of the facility from October 18, 2007 through October 26, 2007. At the conclusion of the inspection, the FDA issued a Form 483 listing two observations made during the pre-approval portion of the inspection related to two pending Abbreviated New Drug Applications (“ANDAs”). No formal observations were made concerning the Company’s compliance with cGMP. The FDA conducted another inspection of the facility from June 16, 2008 through July 1, 2008. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from September 21, 2009 through September 24, 2009. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA conducted another inspection of the facility from August 2, 2010 through August 13, 2010. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the observations in the Form 483, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

     Federal Trade Commission Investigations. The Company has received Civil Investigative Demands or requests for information from the Federal Trade Commission seeking information and documents related to the terms on which the Company has settled lawsuits initiated by patentees under the Hatch-Waxman Act, and other commercial arrangements between the Company and third parties. These investigations relate to the Company’s August 2006 settlement with Cephalon, Inc. related to the Company’s generic version of Provigil ® (modafinil), and its April 2007 agreement with Sandoz, Inc. related to the Company’s forfeiture of its entitlement to 180 days of marketing exclusivity for its 50 milligram dosage strength of its generic version of Toprol XL® (metoprolol succinate xl). The Company believes these agreements comply with applicable laws and rules. However, if the Federal Trade Commission concludes that any of these agreements violate applicable antitrust laws or rules, it could initiate legal action against the Company. These actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Androgel® Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California ( Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleges that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company. The complaint alleges violation of federal and state antitrust and consumer protection laws and seeks equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court granted the defendants’ motion to transfer and transferred the cases to the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. On July 20, 2009, and August 31, 2009, the defendants (including the Company) filed motions to dismiss the Federal Trade Commission action and the private plaintiff actions, respectively. On March 31, April 17, and April 21, 2009, additional actions alleging similar claims were filed in the United States District Court for the District of New Jersey (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., Civ. No. 09-1507); ( Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., Civ. No. 09-1856 ); (Scurto v. Unimed Pharms., Inc., et al., Civ. No. 09-1900). These actions purport to assert similar claims on behalf of various class representatives. On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On June 2, 2009, a District of New Jersey magistrate judge granted the defendants’ motion to transfer, and denied the plaintiffs’ motion for reconsideration of that decision on June 24, 2009. On July 13, 2009, the plaintiffs appealed the magistrate judge’s decision transferring the cases to the district court judge, and on September 30, 2009 the district court judge affirmed the magistrate’s decision transferring the actions to the Northern District of Georgia. On May 19, 2009, an additional action alleging similar claims was filed in the District of Minnesota (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., Civ. No. 09-1168). This action purports to assert similar claims on behalf of a putative class of indirect purchasers of AndroGel®. On June 10, 2009, the defendants (including the Company) filed a motion to transfer the United Food and Commercial Workers action to the Northern District of Georgia. On June 11, 2009, the United Food and Commercial Workers plaintiff filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On June 17 and 29, 2009, two additional actions alleging similar claims were filed in the Middle District of Pennsylvania ( Rite Aid Corp. et al. v. Unimed

Pharms., Inc. et al., Civ. No. 09-1153, and Walgreen Co., et al. v. Unimed Pharms., Inc., et al., Civ. No. 09-1240), by plaintiffs purporting to be direct purchasers of AndroGel® . On June 22, 2009, the Rite Aid plaintiffs filed a motion to have all of the private plaintiff cases consolidated under the Multidistrict Litigation rules of the federal courts. On July 22, 2009, the defendants (including the Company) filed motions to transfer the Rite Aid and Walgreen actions from the Middle District of Pennsylvania to the Northern District of Georgia. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions pending outside of the Northern District of Georgia to that district for consolidated pre-trial proceedings ( In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084). On October 15, 2009, the judge presiding over the consolidated litigations ordered all direct purchaser plaintiffs (Meijer Inc., Rochester Drug Co-Operative, Inc., Louisiana Wholesale Drug Co. Inc., Rite Aid Corp., Walgreen Co., and Stephen L. LaFrance Pharm., Inc.) to file a consolidated opposition to the Company’s pending motion to dismiss. The consolidated opposition was filed on October 28, 2009. On October 30, 2009, the defendants moved to dismiss the complaints filed by the indirect purchaser plaintiffs. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. On March 5, 2010, the plaintiff in the Fraternal Order of Police action filed a motion for leave to amend its complaint to add allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. Defendants (including the Company) did not oppose the motion to amend and on July 20, 2010, the district court granted the Fraternal Order of Police plaintiff’s motion for leave to amend and the amended complaint was filed with the court. On April 7, 2010, an additional action alleging similar claims to the pending direct purchaser actions was filed in the Northern District of Georgia (Supervalu, Inc. v. Unimed Pharms., LLC, et al, Civ. No. 10-1024) by a plaintiff purporting to be a direct purchaser of Androgel®. On April 30, 2010, all parties to the Supervalu action (including the Company) filed a joint motion to consolidate this action with the other direct purchaser actions. On May 3, 2010 the court granted the motion. Discovery in the direct purchaser actions is ongoing. On September 10, 2010, an additional action alleging similar claims to the pending direct and indirect purchaser actions was filed in the Northern District of Georgia (LeGrand v. Unimed Pharms., Inc., et al., Civ. No. 10-2883) by a plaintiff purporting to be an indirect purchaser of Androgel® on behalf of a putative class of indirect purchasers of Androgel®. On October 25, 2010, all parties to the LeGrand action (including the Company) filed a joint motion to consolidate this action with the other pending indirect purchaser action. The Court granted the motion on October 29, 2010. Discovery in the indirect purchaser actions is ongoing. Final judgment was entered in the Federal Trade Commission’s action on April 21, 2010. On June 10, 2010, the Federal Trade Commission filed a notice of appeal to the Eleventh Circuit Court of Appeals, appealing the district court’s dismissal of its complaint. The Federal Trade Commission filed its appellate brief in the Eleventh Circuit on July 26, 2010, and the opposition brief to be filed by the appellees (including the Company) is due on November 10, 2010. Briefing on the appeal is expected to be complete by mid-December 2010.
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
     Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Approximately 29 cases are pending against the Company and/or its affiliates in state and federal courts. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 168 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 270 plaintiffs. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes that it will be indemnified for the majority of these claims by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product in late 2008. Further, the Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a purported class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In October 2010, the plaintiff filed a motion for leave to file a second amended complaint to further expand the definition and scope of the proposed class of plaintiffs. No trial date has been set. Anda intends to defend the action vigorously. However, this action, if successful, could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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
NOTE 13 — SUBSEQUENT EVENTS
     On October 4, 2010, the Company entered into an agreement with Moksha8 Pharmaceuticals, Inc. (“Moksha8”) to expand into markets in Brazil and Mexico. The Company has invested an initial $30.0 million in cash in Moksha8 for a significant minority ownership position. The Company is also committed to invest an additional $20.0 million in Moksha8 contingent upon the successful execution by Moksha8 of additional third-party product acquisitions over the next year.
     On November 1, 1010 the Company entered into an exclusive agreement with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”), to market the authorized generic version of Concerta® (methylphenidate hydrochloride extended-release tablets). Watson will launch its authorized generic of Concerta® on May 1, 2011. Concerta® is indicated for the treatment of attention deficit hyperactivity disorder (ADHD). Under the terms of the agreement, OMJPI will manufacture and exclusively supply Watson with all dosage strengths of the authorized generic product. Watson will market and distribute the product in the United States. OMJPI will receive a share of the net sales from Watson’s sales of the product. The agreement runs until the end of 2014.

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
Global Supply Chain Initiative
     During the first quarter of 2008, we announced steps to improve our operating cost structure and achieve operating efficiencies through our Global Supply Chain Initiative which includes the planned closure of a manufacturing facility in Carmel, New York, our distribution center in Brewster, New York and the transition of manufacturing to our other manufacturing locations within the U.S. and India. Distribution activities at our distribution center in Brewster, New York ceased in July 2009. We anticipate the successful transition of product manufacturing and the completion of related facility rationalization activities will permit the closure of manufacturing facilities in Carmel, New York by the end of 2010.
          In April 2010, the Company approved and announced a plan to close its Canadian manufacturing facility and transfer production to our other manufacturing facilities where we have excess capacity. We expect to incur costs in 2010 related to the closure of the facility and transfer of production of approximately $17.0 million which includes accelerated depreciation, severance, retention and product transfer costs. Total costs expected to be incurred by early 2012 (when the Canadian facility is expected to close) total approximately $40.0 million. During the second quarter of 2010, the Company also announced measures to reduce its cost structure involving certain R&D facilities in Australia. These additional restructuring activities are expected to be completed by the end of 2011.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Three Months Ended September 30, 2010				Three Months Ended September 30, 2009
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$566.1	$82.4	$205.1	$853.6	$392.3	$96.1	$151.4	$639.8
Other	11.5	17.3	—	28.8	5.7	16.6	—	22.3

Net revenues	577.6	99.7	205.1	882.4	398.0	112.7	151.4	662.1
Operating expenses:
Cost of sales(1)	290.2	19.8	174.6	484.6	204.1	20.7	128.9	353.7
Research and development	54.1	21.7	—	75.8	37.0	14.9	—	51.9
Selling and marketing	26.5	34.3	17.3	78.1	11.7	32.5	15.8	60.0

Contribution	$206.8	$23.9	$13.2	243.9	$145.2	$44.6	$6.7	196.5

Contribution margin	35.8%	24.0%	6.4%	27.6%	36.5%	39.6%	4.4%	29.7%

General and administrative				163.5				60.1
Amortization				45.9				22.2
Loss on asset sales				0.1				3.5

Operating income				$34.4				$110.7

Operating margin				3.9%				16.7%

(1)	Excludes amortization of acquired intangibles including product rights.
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
     Net revenues from our Global Generics segment during the three months ended September 30, 2010 increased 45.1% or $179.6 million to $577.6 million compared to net revenues of $398.0 million in the prior year period. The increase in net revenues was mainly attributable to an increase in international product sales ($88.7 million) as well as revenue from new product launches in 2010 ($18.1 million), increases in sales of certain extended release products ($61.7 million) and an increase in other revenue ($5.9 million) partially offset by lower pricing on certain products.
Cost of Sales
          Cost of sales for our Global Generics segment increased 42.2% or $86.1 million to $290.2 million for the three months ended September 30, 2010 compared to $204.1 million in the prior year period. This increase in cost of sales was mainly attributable to the increase in international sales ($63.7 million), increases in sales of certain extended release products ($11.2 million), higher product sales from new product launches in the current year ($6.8 million). Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.
Research and Development Expenses
     R&D expenses within our Global Generics segment increased 46.3% or $17.1 million to $54.1 million for the three months ended September 30, 2010 compared to $37.0 million in the prior period. This increase in R&D expenses was mainly due to increased international R&D expenditures ($18.9 million), (including those of the recently acquired Arrow Group), partially offset by reduced R&D expenditures in certain domestic locations.
Selling and Marketing Expenses
     Global Generics segment selling and marketing expenses increased 126.6% or $14.8 million to $26.5 million for the three months ended September 30, 2010 compared to $11.7 million in the prior year period due primarily to the inclusion of Arrow Group selling and marketing expenses in the current quarter.
Global Brands Segment
Net Revenues
     Our Global Brands segment includes our promoted products such as Rapaflo®, Gelnique®, Crinone® and Trelstar® and a number of non-promoted products.
     Net revenues from our Global Brands segment for the three months ended September 30, 2010 decreased 11.5% or $13.0 million to $99.7 million compared to net revenues of $112.7 million in the prior year period. The decrease in net revenues was primarily attributable to the loss of Ferrlecit® ($25.4 million), as our distribution rights for Ferrlecit® terminated on December 31, 2009. The decline in revenues from the loss of Ferrlecit® was partially offset by higher sales of Rapaflo®, Gelnique®, Androderm®, sales from our recently acquired progesterone business (acquired from Columbia Laboratories, Inc. (“Columbia”) during the quarter) and higher other revenues.
     Cost of Sales
     Cost of sales for our Global Brands segment decreased 3.9% or $0.9 million to $19.8 million in the three months ended September 30, 2010 compared to $20.7 million in the prior year period. The decrease in cost of sales was primarily due to overall product mix. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.
     Research and Development Expenses
     R&D expenses within our Global Brands segment increased 45.3% or $6.8 million to $21.7 million compared to $14.9 million in the prior year period primarily due to higher milestone payments in the current quarter ($5.5 million) and increased international R&D expenditures from recently acquired Eden ($2.2 million) which was partially offset by lower clinical spending in the current period.
     Selling and Marketing Expenses
     Selling and marketing expenses within our Global Brands segment increased 5.3% or $1.8 million to $34.3 million compared to $32.5 million in the prior year period primarily due to higher promotional costs for certain promoted products and pre-launch woman’s health spending which was partially offset by lower promotional costs on products such as Gelnique®, Infed® and Ferrlecit®.

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
          Net revenues from our Distribution segment for the three months ended September 30, 2010 increased 35.4% or $53.7 million to $205.1 million compared to net revenues of $151.4 million in the prior year period primarily due to an increase in new product launches ($48.3 million).
     Cost of Sales
     Cost of sales for our Distribution segment increased 35.5% or $45.7 million to $174.6 million during the three months ended September 30, 2010 compared to $128.9 million in the prior year period due to the 35.4% increase in net revenues.
     Selling and Marketing Expenses
          Distribution segment selling and marketing expenses increased 9.2% or $1.5 million to $17.3 million for the three months ended September 30, 2010 as compared to $15.8 million in the prior year period primarily due to variable costs related to higher product sales.
Corporate General and Administrative Expenses

	Three Months Ended September 30		Change
($ in millions):	2010	2009	Dollars	%
Corporate general and administrative expenses	$163.5	$60.1	$103.4	172.0%
as a % of net revenues	18.5%	9.1%
          Corporate general and administrative expenses increased 172.0% or $103.4 million to $163.5 million compared to $60.1 million from the prior year period primarily due to an accrual during the period for a proposed legal settlement ($89.9 million) and international general and administrative expenses for the quarter ($15.5 million).
Amortization

	Three Months Ended September 30		Change
($ in millions):	2010	2009	Dollars	%
Amortization	$45.9	$22.2	$23.7	106.8%
as a % of net revenues	5.2%	3.4%

     Amortization for the three months ended September 30, 2010 increased primarily as a result of the amortization of product rights acquired in connection with the acquisitions of Arrow and the progesterone business of Columbia.
Loss on Asset Sales

	Three Months Ended September 30		Change
($ in millions):	2010	2009	Dollars	%
Loss on asset sales	$0.1	$3.5	$(3.4)	(97.1)%
          In the three months ended September 30, 2010 and 2009, we recognized net losses on the disposal of certain property and equipment related to our business restructuring and facility rationalization activities.
Loss on Early Extinguishment of Debt

	Three Months Ended September 30		Change
($ in millions):	2010	2009	Dollars	%
Loss on early extinguishment of debt	$—	$2.0	$(2.0)	(100.0)%
          In November 2006, we entered into a Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks (the “2006 Credit Facility”) in connection with the acquisition of the Andrx Corporation. On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility. The terms of the amendment included the repayment of $100.0 million on the term facility under the 2006 Credit Agreement. As a result of the $100.0 million repayment under the term facility, the Company’s results for the three months ended September 30, 2009 reflect a $0.8 million charge for losses on the early extinguishment of debt in respect of the 2006 Credit Facility.
          On September 14, 2009 the convertible contingent senior debentures (“CODES”) were redeemed in accordance with the terms of the CODES. As a result of the redemption of the CODES, the Company’s results for the three months ended September 30, 2009 reflect a $1.2 million charge for losses on the early extinguishment of debt in respect of the CODES.
Interest Income

	Three Months Ended September 30		Change
($ in millions):	2010	2009	Dollars	%
Interest income	$0.3	$1.0	$(0.7)	(70.0)%
          Interest income decreased for the three months ended September 30, 2010 due to a decrease in interest rates and invested cash balances over the prior year period.

Interest Expense

	Three Months Ended September 30,		Change
($ in millions):	2010	2009	Dollars	%
Interest expense — $850 million senior notes due 2014 (the “2014 Notes”) and due 2019 (the “2019 Notes”) together the “Senior Notes”	$12.1	$5.2	$6.9
Interest expense — 2006 Credit Facility	0.8	1.0	(0.2)
Interest expense — Manditorily Redeemable Preferred Stock	3.9	—	3.9
Interest expense — Atorvastatin accretion	3.1	—	3.1
Interest expense — Columbia accretion	1.3	—	1.3
Interest expense — CODES	—	2.6	(2.6)
Interest expense — Other	0.2	0.2	—

Interest expense	$21.4	$9.0	$12.4	137.8%

     Interest expense increased for the three months ended September 30, 2010 over the prior year period primarily due to interest on the Senior Notes issued in 2009, interest accretion charges on the Mandatorily Redeemable Preferred Stock issued in the Arrow Acquisition, accretion of interest on the atorvastatin contingent consideration obligation and accretion of interest on the Columbia contingent consideration obligation which was partially offset by interest on the CODES which were redeemed during 2009.
Other Income

	Three Months Ended September 30,		Change
($ in millions):	2010	2009	Dollars	%
Earnings (loss) on equity method investments	$(0.1)	$1.5	$(1.6)
Other income	0.3	0.1	0.2

	$0.2	$1.6	$(1.4)	(87.5)%

Earnings (Loss) on Equity Method Investments
          The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.
          Earnings on equity method investments declined for the three months ended September 30, 2010 as the Company sold its interest in Scinopharm Taiwan Ltd. (“Scinopharm”) on March 24, 2010.
Provision (Benefit) for Income Taxes

	Three Months Ended September 30		Change
($ in millions):	2010	2009	Dollars	%
Provision (benefit) for income taxes	$(12.2)	$39.3	$(51.5)	(131.1)%

Effective tax rate	-90.0%	38.4%

     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, can increase or decrease the effective tax rate.
     The lower effective tax rate for the three months ended September 30, 2010, as compared to the prior year period, primarily reflects the impact of non-recurring tax benefits associated with the closure of the Internal Revenue Service (“IRS”) audit for the 2004-2006 tax years and a reduction in the tax rates in the United Kingdom.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$1,661.0	$231.7	$627.3	$2,520.0	$1,181.3	$291.9	$466.4	$1,939.6
Other	31.4	62.8	—	94.2	19.6	48.1	—	67.7

Net revenues	1,692.4	294.5	627.3	2,614.2	1,200.9	340.0	466.4	2,007.3
Operating expenses:
Cost of sales(1)	883.6	68.1	535.6	1,487.3	676.7	66.9	391.9	1,135.5
Research and development	140.9	56.2	—	197.1	97.0	39.8	—	136.8
Selling and marketing	80.9	102.2	53.3	236.4	35.8	108.5	47.6	191.9

Contribution	$587.0	$68.0	$38.4	693.4	$391.4	$124.8	$26.9	543.1

Contibution margin	34.7%	23.1%	6.1%	26.5%	32.6%	36.7%	5.8%	27.1%

General and administrative				313.8				191.1
Amortization				128.0				66.1
Loss on asset sales				1.2				2.2

Operating income				$250.4				$283.7

Operating margin				9.6%				14.1%

(1)	Excludes amortization of acquired intangibles including product rights.
Global Generics Segment
Net Revenues
          Net revenues from our Global Generics segment for the nine months ended September 30, 2010 increased 40.9% or $491.5 million to $1,692.4 million compared to net revenues of $1,200.9 million in the prior year period. The increase in net revenues was mainly attributable to the increase in international product sales during the nine months ended September 30, 2010 ($293.3 million) as well as revenue from new products launched beginning in the third quarter of 2009 ($211.2 million) and an increase in other revenues ($11.8 million) which was primarily related to other revenues from the Arrow Group offset in part by lower pricing on certain products.
Cost of Sales
          Cost of sales for our Global Generics segment increased 30.6% or $206.9 million to $883.6 million for the nine months ended September 30, 2010 compared to $676.7 million in the prior year period. This increase in cost of sales was mainly attributable to the increase in international sales during the period ($201.7 million) and higher product sales from new products launched beginning in the third quarter of 2009 ($40.8 million). Cost of sales during the nine months ended September 30, 2010 include $11.8 million of additional inventory costs associated with the fair value step-up in acquired inventory.
Research and Development Expenses
     R&D expenses for our Global Generics segment increased 45.3% or $43.9 million to $140.9 million in the nine months ended September 30, 2009 compared to $97.0 million in the prior year period due to higher international R&D expenses ($50.1 million) partially offset by reduced R&D expenditures in certain domestic locations.
Selling and Marketing Expenses
     Selling and marketing expenses for our Global Generics segment increased 126.2% or $45.1 million to $80.9 million in the nine months ended September 30, 2010 compared to $35.8 million in the prior year period due primarily to the inclusion of Arrow Group selling and marketing expenses in the current period ($47.4 million) which was partially offset by cost savings as a result of the implementation of our Global Supply Chain Initiative.
Global Brands Segment
Net Revenues
          Net revenues from our Global Brands segment for the nine months ended September 30, 2010 decreased 13.4% or $45.5 million to $294.5 million compared to net revenues of $340.0 million in the prior year period. The decrease in net revenues was primarily attributable to the loss of Ferrlecit® ($89.7 million), as our distribution rights for Ferrlecit® terminated on December 31, 2009. The decline in revenues by the loss of Ferrlecit® was partially offset by higher sales of Androderm®, sales of new products Rapaflo®, Gelnique® and sales from our recently acquired progesterone business and higher other revenues.
     The increase in other revenue was primarily due to the out-licensing of a number of legacy brand products including Monodox® and certain forms of Cordran® ($8.0 million) and higher co-promotion revenues ($3.3 million).
Cost of Sales
          Cost of sales for our Global Brands segment increased 1.9% or $1.2 million to $68.1 million in the nine months ended September 30, 2010 compared to $66.9 million in the prior year period. The increase in cost of sales was primarily due to overall product mix partially offset by the loss in sales of Ferrlecit®.
Research and Development Expenses
          Global Brands segment R&D expenses increased 41.1% or $16.4 million to $56.2 million in the nine months ended September 30, 2010 compared to $39.8 million in the prior year period primarily due to an increase in milestone payments in the current year period ($8.3 million), higher clinical spending ($1.8 million) and increased international R&D expenditures from recently acquired Eden ($4.1 million).
Selling and Marketing Expenses
          Global Brands segment selling and marketing expenses decreased 5.9% or $6.3 million to $102.2 million in the nine months ended September 30, 2010 as compared to $108.5 million in the prior year period primarily due to lower field force personnel-related costs ($3.7 million) and lower promotional costs ($2.6 million) due mainly to the loss of Ferrlecit®.

Distribution Segment
Net Revenues
          Net revenues from our Distribution segment for the nine months ended September 30, 2010 increased 34.5% or $160.9 million to $627.3 million compared to net revenues of $466.4 million in the prior year period. The increase was primarily due to new product launches ($158.4 million) and higher third party brand product sales ($22.1 million). These increases to net revenues were partially offset by a decline in the base business ($19.6 million).
Cost of Sales
          Cost of sales for our Distribution segment increased 36.7% or $143.7 million to $535.6 million in the nine months ended September 30, 2010 compared to $391.9 million in the prior year period. Distribution segment cost of sales increased in the current year period due to increased sales levels.
Selling and Marketing Expenses
          Distribution segment selling and marketing expenses increased 11.8% or $5.7 million to $53.3 million in the nine months ended September 30, 2009 as compared to $47.6 million in the prior year period primarily related to higher variable costs due to increased sales.
Corporate General and Administrative Expenses

	Nine Months Ended September 30,		Change
($ in millions):	2010	2009	Dollars	%
Corporate general and administrative expenses	$313.8	$191.1	$122.7	64.2%
as a % of net revenues	12.0%	9.5%
          Corporate general and administrative expenses increased 64.2% or $122.7 million to $313.8 million compared to $191.1 million from the prior year period primarily due to an increase in legal settlements over the prior year period ($70.6 million), higher international general and administrative expenses for the period ($41.1 million), higher legal costs ($12.3 million) and higher Anda bad debt expense ($4.4 million). The increases in general and administrative expenses were partially offset by lower acquisition and integration costs related to the Arrow Acquisition ($8.9 million).
Amortization

	Nine Months Ended September 30,		Change
($ in millions):	2010	2009	Dollars	%
Amortization	$128.0	$66.1	$61.9	93.6%
as a % of net revenues	4.9%	3.3%
          For the nine months ended September 30, 2010, amortization expense increased $61.9 million primarily as a result of the amortization of product rights the Company acquired in the Arrow Acquisition.

Loss on Asset Sales and Impairment

	Nine Months Ended September 30,		Change
($ in millions):	2010	2009	Dollars	%
Loss on asset sales	$1.2	$2.2	$(1.0)	(45.5)%
          In the nine months ended September 30, 2010, we recognized a loss on the sale of stock in our Sweden subsidiary.
          In January 2009, we recognized a $1.5 million gain on the sale of certain property and equipment in Dombivli, India for cash consideration of $3.0 million. In September 2009, we recognized a $3.5 million impairment on an API manufacturing facility in China.
Loss on Early Extinguishment of Debt

	Nine Months Ended September 30,		Change
($ in millions):	2010	2009	Dollars	%
Loss on early extinguishment of debt	$—	$2.0	$(2.0)	(100.0)%
          Under the terms of an amendment to the 2006 Credit Facility entered into on July 1, 2009, the Company made a $100.0 million repayment under the term facility. The Company’s results for the nine months ended September 30, 2009 reflect a $0.8 million charge for losses on the early extinguishment of debt with respect to the 2006 Credit Facility.
          As a result of the redemption of the CODES on September 14, 2009, the Company’s results for the nine months ended September 30, 2009 reflect a $1.2 million charge for losses on the early extinguishment of debt with respect to the CODES.
Interest Income

	Nine Months Ended September 30,		Change
($ in millions):	2010	2009	Dollars	%
Interest income	$1.0	$4.3	$(3.3)	(76.7)%
          Interest income decreased for the nine months ended September 30, 2010 due to a decrease in interest rates and invested balances over the prior year period.

Interest Expense

	Nine Months Ended September 30,		Change
($ in millions):	2010	2009	Dollars	%
Interest expense — $850 million Senior Notes	$36.5	$5.2	$31.3
Interest expense — 2006 Credit Facility	2.9	3.9	(1.0)
Interest expense — Manditorily Redeemable
Preferred Stock	11.3	—	11.3
Interest expense — Atorvastatin accretion	9.0	—	9.0
Interest expense — Columbia accretion	1.3	—	1.3
Interest expense — CODES	—	8.9	(8.9)
Interest expense — Other	0.7	0.3	0.4

Interest expense	$61.7	$18.3	$43.4	237.2%

          Interest expense increased for the nine months ended September 30, 2010 over the prior year period primarily due to interest on the Senior Notes issued in 2009, interest accretion charges on the Mandatorily Redeemable Preferred Stock issued in the Arrow Acquisition, accretion of interest on the atorvastatin contingent consideration obligation and accretion of interest on the Columbia contingent consideration obligation which was partially offset by interest on the CODES which were redeemed during 2009.
Other Income

	Nine Months Ended September 30,		Change
($ in millions):	2010	2009	Dollars	%
Earnings on equity method investments	$3.2	$6.2	$(3.0)
Gain (loss) on securities	24.8	(1.1)	25.9
Other income	0.8	0.1	0.7

	$28.8	$5.2	$23.6	453.8%

Earnings on Equity Method Investments
          Earnings on equity method investments for the nine months ended September 30, 2009 were higher than the current year period due to the sale of our outstanding shares of Scinopharm during the quarter ended March 31, 2010.
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
          On March 24, 2010, we completed the sale of our outstanding shares of Scinopharm for net proceeds of approximately $94.0 million.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
($ in millions):	2010	2009	Dollars	%
Provision for income taxes	$52.4	$107.8	$(55.4)	(51.4)%
Effective tax rate	24.0%	39.5%
          The lower effective tax rate for the nine months ended September 30, 2010, as compared to the same period of the prior year, primarily reflects the impact of non-recurring tax benefits associated with the closure of the IRS audit for the 2004-2006 tax years, a reduction in the tax rates in the United Kingdom, tax benefits associated with the Arrow Acquisition and the disposition and write off of foreign subsidiaries.
Liquidity and Capital Resources
Working Capital Position
          Working capital at September 30, 2010 and December 31, 2009 is summarized as follows (in millions):

	September 30,	December 31,	Increase
	2010	2009	(Decrease)
		Revised
Current Assets:
Cash and cash equivalents	$255.6	$201.4	$54.2
Marketable securities	10.3	13.6	(3.3)
Accounts receivable, net of allowances	523.1	517.4	5.7
Inventories, net	673.1	692.3	(19.2)
Prepaid expenses and other current assets	159.9	213.9	(54.0)
Deferred tax assets	142.2	130.9	11.3

Total current assets	1,764.2	1,769.5	(5.3)

Current liabilities:
Accounts payable and accrued expenses	625.0	614.3	10.7
Short-term debt and current portion of long-term debt	35.0	307.6	(272.6)
Income taxes payable	45.1	78.4	(33.3)
Other	48.6	47.6	1.0

Total current liabilities	753.7	1,047.9	(294.2)

Working Capital	$1,010.5	$721.6	$288.9

Current Ratio	2.34	1.69

     For the nine months ended September 30, 2010, our working capital increased by $288.9 million from $721.6 million at December 31, 2009 to $1,010.5 million primarily related to cash provided by operating activities and cash received from the sale of Scinopharm.

Cash Flows from Operations
          Summarized cash flow from operations is as follows (in millions):

	Nine months ended September 30,
($ in millions):	2010	2009
Net cash provided by operating activities	$322.6	$235.6
     Net cash provided by operating activities represents net income adjusted for certain non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $322.6 million for the nine months ended September 30, 2010, compared to $235.6 million for the prior year period. Net cash provided by operations was higher in the nine months ended September 30, 2010 as the prior year period was negatively impacted by increases to current asset working capital accounts and net income adjusted for amortization charges was higher in the current year period.
     Management expects that available cash balances, available capacity under the 2006 Credit Facility and 2010 cash flows from operating activities will provide sufficient resources to fund our 2010 operating liquidity needs and expected 2010 capital expenditure funding requirements.
Investing Cash Flows
          Our cash flows from investing activities are summarized as follows (in millions):

	Nine months ended September 30,
($ in millions):	2010	2009
Net cash used in investing activities	$20.1	$55.0
     Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. Net cash used in investing activities was $20.1 million for the nine months ended September 30, 2010 compared to net cash used in investing activities of $55.0 million during the prior year period. Net cash used in investing activities was lower in the nine months ended September 30, 2010 as proceeds of approximately $94.0 million received in the current year period on the sale of Scinopharm were partially offset by business acquisitions involving Eden and the progesterone business of Columbia totalling approximately $67.0 million.
Financing Cash Flows
     Our cash flows from financing activities are summarized as follows (in millions):

	Nine months ended September 30,
($ in millions):	2010	2009
Net cash (used in) provided by financing activities	$(247.8)	$124.7
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. For the nine month period ended September 30, 2010, net cash used in financing activities was $247.8 million compared to $124.7 million provided by financing activities during the prior year period. Cash used in financing activities in 2010 primarily related to a $250.0 million payment under the 2006 Credit Facility.

Debt and Borrowing Capacity
          Our outstanding debt obligations are summarized as follows (in millions):

	September 30,	December 31,	Increase
	2010	2009	(Decrease)
Short-term debt and current portion of long-term debt	$35.0	$307.6	$(272.6)
Long-term debt	1,162.1	1,150.2	11.9

Total debt	$1,197.1	$1,457.8	$(260.7)

Debt to capital ratio	27.1%	32.5%
     In November 2006, we entered into the 2006 Credit Facility. The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”).
     The 2006 Credit Facility has a five-year term and an initial interest rate equal to LIBOR plus 0.75% (subject to certain adjustments). In July 2010, the interest rate on the 2006 Credit Facility was reduced to LIBOR plus 0.625%. The indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries. The remainder under the Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. Indebtedness under the 2006 Credit Facility may be pre-payable, and commitments reduced at the election of Watson without premium (subject to certain conditions).
          On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility which, among other things, provided certain modifications and clarifications with respect to refinancing of the Company’s outstanding indebtedness, allowed an increase in the Company’s ability to incur general unsecured indebtedness from $100.0 million to $500.0 million and provided an exclusion from certain restrictions under the 2006 Credit Facility on up to $151.4 million of certain anticipated acquired indebtedness under the Arrow Acquisition. The terms of the amendment also required the repayment of $100.0 million on the Term Facility under the 2006 Credit Agreement. In addition to the above $100.0 million repayment on the Term Facility of the 2006 Credit Facility, the Company made repayments totaling $250.0 million on the Revolving Facility of the 2006 Credit Facility in the nine months ended September 30, 2010. The Company borrowed $275.0 million under the Revolving Facility to fund a portion of the cash consideration for the Arrow Acquisition. As of September 30, 2010, there were no obligations outstanding on the Revolving Facility and $150.0 million was outstanding on the Term Facility. There are no scheduled debt payments required in 2010 and the full amount outstanding on the 2006 Credit Facility is due November 2011.
     Under the terms of the 2006 Credit Facility, each of our domestic subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several bases. We are subject to, and, as of September 30, 2010, were in compliance with all financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.7 billion;

•	maintenance of a maximum leverage ratio not greater than 2.5 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At September 30, 2010, our net worth was $3.2 billion and our leverage ratio was 1.27 to 1.0. Our interest coverage ratio for the three months ended September 30, 2010 was 14.6 to 1.0.
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
  Long-term Obligations
     At September 30, 2010, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 apart from the repayment of $250.0 million on the 2006 Credit Facility and the addition of approximately $50.0 million in contingent consideration obligations as a result of the acquisition of the progesterone business of Columbia.
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
          In January 2010, the FASB issued an amendment to the disclosure requirements for fair value measurements. The amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010. We will include the required Level 3 disclosures, as necessary, beginning in 2011. No additional disclosures have been required for Level 1 or 2 fair value measurements in the current period.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     We are exposed to market risk due to changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk) and changes in currency exchange rates (Foreign Currency Exchange Risk). We have not used derivative financial instruments in our investment portfolio.
     We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and government agency obligations with ratings of A or better, money market funds with ratings of AAm or better, and time deposits with financial institutions rated AA or better. Our investments in marketable securities are governed by our investment policy which seeks to preserve the value of our principal, provide liquidity and maximize return on the Company’s investments. Additionally, our investment policy limits the amount invested with any one counterparty and places limits on an investments maximum maturity. Consequently, our interest rate and principal risk are minimal on our non-equity investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.
Investment Risk
     As of September 30, 2010, our total holdings in equity securities of other companies, including equity method investments and available-for-sale securities, were $23.8 million. Of this amount, we had equity method investments of $22.3 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $1.2 million (included in investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.
     We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.
Interest Rate Risk
     Our exposure to interest rate risk relates primarily to our non-equity investment portfolio and our floating rate debt due to changes in LIBOR.
     Our portfolio of marketable securities includes U.S. Treasury and agency securities classified as available-for-sale securities, with no security having a maturity in excess of two years. These securities are exposed to interest rate fluctuations. Because of the limited duration to maturity of these investments, we are subject to minimal interest rate risk and do not believe that an increase in market rates would have a significant negative impact on the realized value of our portfolio.
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on September 30, 2010. As of September 30, 2010, the fair value of our Senior Notes was $95.0 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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
     Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the nine months ended September 30, 2010 or 2009, respectively.
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
     There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     There were no material changes from these risk factors during the three months ended September 30, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended September 30, 2010, the Company repurchased approximately 25,000 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of approximately $1.1 million as follows:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicaly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
July 1 - 31, 2010	—	$—	—	—
August 1 - 31, 2010	8,145	$43.43	—	—
September 1 - 30, 2010	16,850	$44.15	—	—
ITEM 6. EXHIBITS
     (a) Exhibits:
               Reference is hereby made to the Exhibit Index on page 45.

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended September 30, 2010

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
     Date: November 4, 2010