Form 10-K
period 2010-12-31
WATSON PHARMACEUTICALS INC
filed 2011-02-22
CIK 884629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2010:

$5,065,021,000 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant’s Common Stock outstanding on January 31, 2011: 125,827,379

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2010 Annual Meeting of Stockholders, to be held on May 13, 2011. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2010.

WATSON PHARMACEUTICALS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.	BUSINESS

Business Overview

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) is a leading integrated global pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. We operate in key international markets including Western Europe, Canada, Australasia, Asia, South America and South Africa with our key commercial market being the United States of America (“U.S.”). As of December 31, 2010, we marketed approximately 160 generic pharmaceutical product families and approximately 30 brand pharmaceutical product families in the U.S. and a significant number of product families internationally through our Global Generics and Global Brands Divisions, respectively, and distributed approximately 8,500 stock-keeping units (“SKUs”) through our Distribution Division.

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

Arrow Group operating results are included in the Global Generics segment subsequent to the date of acquisition.

As part of the Arrow Acquisition, Watson acquired a 36% ownership interest in Eden Biopharm Group Limited (“Eden”), a company which provides development and manufacturing services for early-stage biotech companies, which will provide a long-term foundation for the development of generic biologics. In January 2010, we purchased the remaining 64% interest in Eden for $15.0 million. Eden’s results are included in our Global Brands segment. Eden will maintain its established contract services model, while providing the Company with biopharmaceutical development and manufacturing capabilities.

Business Description

Prescription pharmaceutical products in the U.S. generally are marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Distribution Segment, we distribute pharmaceutical products, primarily generics, which have been commercialized by us and others, to pharmacies and physicians’ offices. As a result of the differences between the types of products we market and/or distribute and the methods we distribute products, we operate and manage our business as three operating segments: Global Generics, Global Brands and Distribution. Outside the U.S., our operations are primarily in Western Europe and Canada. In many of these markets, there is limited generic substitution by pharmacists and as a result, products are often promoted to pharmacies. Therefore, physician and pharmacist loyalty to a specific company’s generic product can be a significant factor in obtaining market share.

Business Strategy

We apply three key strategies to grow our Global Generics and Global Brands pharmaceutical businesses: (i) internal development of differentiated and high demand products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our current business. We believe our three-pronged strategy will allow us to expand both our brand and generic product offerings. Our Distribution business distributes products for over 200 suppliers and is focused on providing next-day delivery and responsive service to its customers. Our Distribution business also distributes a number of Watson generic and brand products. Growth in our Distribution business will be largely dependent upon FDA approval of new generic products in the U.S.

With the Arrow Acquisition in 2009, we now have commercial operations in a number of established international markets with the opportunity for rapid growth in many emerging markets around the world. We believe a global presence will allow us to expand our revenue base and manage risk through diversification. We expect to capitalize on opportunities for growth within these new markets. Additionally, we will continue to look for opportunities to enhance these capabilities through further strategic collaborations or acquisitions.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at anytime. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business” in this Annual Report.

Global Generics Segment

Watson is a leader in the development, manufacturing and sale of generic pharmaceutical products. When patents or other regulatory exclusivity no longer protect a brand product, opportunities exist to introduce generic counterparts to the brand product. These generic products are bioequivalent to their brand name counterparts and are generally sold at significantly lower prices than the brand product. As such, generic pharmaceuticals provide an effective and cost-efficient alternative to brand products. Our portfolio of generic products includes products we have developed internally, products we have licensed from third parties and products we distribute for third parties. Net revenues in our Global Generics segment accounted for $2.3 billion or approximately 66% of our total net revenues in 2010. At December 31, 2010, our global generics business in the U.S. remains the dominant source of revenue for the Company with approximately 80% of total generic net revenues coming from our U.S. businesses.

Global Generics Strategy

Our Global Generics business is focused on maintaining a leading position within the U.S. generics market and strengthening our global position by offering a consistent and reliable supply of quality generic products. We are leveraging our broad product line by expanding commercial operations outside of the U.S.

Our strategy in the U.S. is to develop generic pharmaceuticals that are difficult to formulate or manufacture or will complement or broaden our existing product lines. Internationally, our strategy is to grow our market share in key markets while expanding our presence in new markets. We plan to accomplish this through new product launches, filing existing products overseas and in-licensing products through strategic alliances. Since the sales and unit volumes of our brand products will likely decrease upon the introduction of generic alternatives, we also intend to market generic alternatives to our brand products where market conditions and the competitive environment justify such activities. Additionally, we distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business.

We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations. Execution of these initiatives will allow us to maintain competitive pricing on our products.

Global Generics Business Development

In conjunction with our strategy to grow and expand internationally and diversify our business, on October 4, 2010, we announced a partnership with Moksha8 Pharmaceuticals Inc. (“Moksha8”) for Moksha8 to market a select number of our products in Latin America, specifically in the two largest Latin American markets of Brazil and Mexico. Watson agreed to make an initial $30.0 million investment in exchange for a significant minority ownership position in Moksha8. We have also committed to invest an additional $20.0 million, further increasing our equity position, contingent upon successful execution by Moksha8 of additional third-party product acquisitions. In conjunction with our investment in Moksha8, we have also designated a representative to serve as a member of the Moksha8 board of directors. Watson will manufacture and supply select products to Moksha8, which will have exclusive rights to market, sell and distribute these products in Brazil and Mexico. Moksha8 and Watson have initially identified approximately one dozen product candidates, with the opportunity to expand the commercialization and marketing agreement to include additional products in the future. The products are expected to be launched beginning in the first half of 2011.

In 2010, Watson entered into an exclusive agreement with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”), to market the Authorized Generic version of Concerta® (methylphenidate hydrochloride). Under the terms of the agreement, OMJPI will supply Watson with the product. Watson will launch its Authorized Generic of Concerta® on May 1, 2011, or earlier under certain circumstances.

Global Generics Product Portfolio

Our portfolio of approximately 160 generic pharmaceutical product families in the U.S. includes the following key products which represented approximately 57% of total Global Generics segment product revenues in 2010:

Watson Generic Product	Comparable Brand Name	Therapeutic Classification

Azurettetm	Mircette®	Oral contraceptive
Bupropion hydrochloride SR	Zyban®	Aid to smoking cessation
Bupropion hydrochloride SR	Wellbutrin SR®	Anti-depressant
Bupropion hydrochloride XL	Wellbutrin XL®	Anti-depressant
Desmopressin acetate	DDAVP®	Antidiuretic
Diclofenac sodium	Arthrotec®	Osteoarthritis and rheumatoid arthritis
Diltizem HCl ER	Cardizem® LA	Calcium channel blocker
Dronabinol	Marinol®	Antiemetic
Fentanyl transdermal system	Duragesic®	Analgesic/narcotic combination
Glipizide ER	Glucotrol® XL	Anti-diabetic
Hydrocodone bitartrate/ acetaminophen	Lorcet®, Vicodin®, Lortab®, Norco®/Anexia	Analgesic
Levora®	Nordette®	Oral contraceptive
Low-Ogestrel®	Lo-Ovral®	Oral contraceptive
Lutera®	Alesse®	Oral contraceptive
Metoprolol succinate	Toprol XL®	Anti-hypertensive
Microgestin®/Microgestin® Fe	Loestrin®/Loestrin® Fe	Oral contraceptive
Necon®	Ortho-Novum®, Modicon®	Oral contraceptive
Next Choicetm	Plan B®	Emergency oral contraceptive
Nicotine polacrilex gum	Nicorette®	Aid to smoking cessation
Oxycodone/acetaminophen	Percocet®	Analgesic
Potassium chloride ER	Micro-K®	Hypokalemia
Potassium XR	Augmentin XR®	Hypokalemia
Quasense	Seasonale®	Oral contraceptive
Reclipsen®	Ortho-Cept®	Oral contraceptive
Taztia XT®	Tiazac®	Anti-hypertensive
TriNessatm	Ortho Tri-Cyclen®	Oral contraceptive
Trivora®	Triphasil®	Oral contraceptive
Zarahtm	Yasmin®	Oral contraceptive
Zovia®	Demulen®	Oral contraceptive

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

During 2010, we expanded our generic product line with the launch of seven generic products. Key U.S. generic launches in 2010 included diltiazem ER 180 mg and 240 mg, metoprolol succinate ER 100 mg and 200 mg, valacyclovir, tacrolimus 5 mg, Zarahtm (a generic version of Yasmin®), rivastigmine and amlodipine besylate/benazepril.

Watson currently has a leading U.S. market position in generic oral contraceptives with over 30 product formulations and a 36% market share. Our top five oral contraceptives, NextChoicetm, Microgestin®, TriNessa®, Necon® and Lutera®, account for almost 50% of the total Watson oral contraceptives portfolio. Key oral contraceptive products in the pipeline include generic versions of Yaz®, Seasonique®, LoSeasonique® and Tri-Cyclen Lo®.

Operations in Key International Markets

Outside the U.S., our operations are primarily in Western Europe and Canada. In many of these markets, there is limited generic substitution by pharmacists and as a result, products are often promoted to pharmacies. Therefore, physician and pharmacist loyalty to a specific company’s generic product can be a significant factor in obtaining market share.

In 2010, certain governments in Europe and Canada implemented various healthcare reforms in an attempt to manage health care budget expenditures. As a result of difficult economic conditions in many of these regions, these healthcare reforms had a greater than expected impact on our industry when compared with previous years, as many governments mandated lower generic pricing as a method of cost savings for their annual health care expenditures. We expect pricing pressures to continue in many of our key markets. However, the impact of government healthcare reform in 2011 is expected to be less than in 2010.

Canada

Canada’s generics market, with an estimated value of approximately $5.6 billion, is one of the largest generic markets in the world. Generic pharmaceuticals are substituted at the pharmacy. The provincial governments have direct control over pricing and reimbursement in Canada.

Watson’s Global Generics division operates in Canada as Cobalt Pharmaceuticals. We actively market 54 products in Canada and have 40 sales representatives promoting our products to pharmacies.

U.K.

The U.K. generics market has an estimated value of approximately $3.6 billion and is one of the world’s largest in terms of both size and generic penetration. The U.K. government has direct control over pricing and reimbursement.

We now do business in the U.K. as Arrow Generics and currently market 100 different products. We also have alliances to assist in the distribution of these products.

France

France has an estimated generics market value of approximately $3.5 billion. The French government regulates and promotes generics and incentivizes pharmacists to dispense them. There are approximately 23,000 pharmacies in France. It is a strong branded generic market where substitution at the pharmacy level is limited.

We now do business in France as Arrow Generiques and market 138 different molecules. We have over 65 sales representatives calling on the individual pharmacies. The generic market is expected to grow with doctors incentivized to prescribe generics. There are also a number of brand products losing exclusivity in 2011, which should create future opportunities for growth in this market.

Global Generics Research and Development

We devote significant resources to the research and development (“R&D”) of generic products and proprietary drug delivery technologies. Watson incurred Global Generics segment R&D expenses of approximately $195.0 million in 2010, $140.0 million in 2009 and $119.0 million in 2008. We are presently developing a number of generic products through a combination of internal and collaborative programs.

Our Global Generics R&D strategy focuses on the following product development areas:

•	off-patent drugs that are difficult to develop or manufacture, or that complement or broaden our existing product lines;

•	the development of sustained-release and other drug delivery technologies and the application of these technologies to proprietary drug forms; and

•	using in-house technologies to develop new products.

As of December 31, 2010, we conducted R&D in Corona, California; Copiague, New York; Davie and Weston, Florida; Salt Lake City, Utah; Ambernath and Mumbai, India; Mississauga, Canada; and Melbourne, Australia. In 2010, we announced plans to close R&D facilities in Melbourne, Australia and Mississauga, Canada. The transfer of development activities from our Melbourne, Australia facility to other existing research and development sites will be completed in the first quarter of 2011. In January 2011, we announced plans to close R&D facilities in Corona, California by the end of 2011.

In 2010, our product development efforts resulted in the submission of over 30 Abbreviated New Drug Applications (“ANDAs”) in the U.S. and more than 145 applications globally. At December 31, 2010, we had more than 120 ANDAs on file in the U.S. and a significant number of applications on file internationally. See the “Government Regulation and Regulatory Matters” section below for a description of our process for obtaining U.S. Food and Drug Administration (“FDA”) approval for our products. See also “ITEM 1A. RISK FACTORS — Risks Related to our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report.

Global Brands Segment

Newly developed pharmaceutical products normally are patented and, as a result, are generally offered by a single provider when first introduced to the market. We currently market a number of branded products to physicians, hospitals, and other markets that we serve. We classify these patented and off-patent trademarked products as our brand pharmaceutical products. During 2010, we launched Crinone®, ella®, and Trelstar® 22.5 mg. Crinone® was acquired from Columbia Laboratories, Inc. (“Columbia”) and is currently used for progesterone supplementation or replacement as part of an Assisted Reproductive Technology treatment for infertile women with a progesterone deficiency. Ella® is an emergency contraceptive proven effective in helping prevent pregnancies for up to five days after unprotected intercourse or contraceptive failure. Trelstar® 22.5 mg is a 6-month intramuscular GnRH agonist for the palliative treatment of advanced prostate cancer. Net revenues in our Global Brands segment accounted for approximately $398.0 million or approximately 11% of our total net revenues in 2010. Typically, our brand products realize higher profit margins than our generic products.

Our portfolio of over 30 brand pharmaceutical product families includes the following products, which represented approximately 70% of total Global Brands segment product revenues in 2010:

Watson Brand Product	Active Ingredient	Therapeutic Classification

Androderm®	Testosterone (transdermal patch)	Male testosterone replacement
Gelnique®	Oxybutnin chloride (gel 10)%	Overactive bladder
INFeD®	Iron dextran	Hematinic
Oxytrol®	Oxybutnin (transdermal patch)	Overactive bladder
Rapaflo®	Silodosin	Benign prostatic hyperplasia
Trelstar®	Triptorelin pamoate injection	Prostate cancer

We market our brand products through approximately 350 sales professionals. Our sales and marketing efforts focus on physicians, specifically urologists, obstetricians and gynecologists, who specialize in the diagnosis and treatment of particular medical conditions and each group offers products to satisfy the unique needs of these physicians. Approximately 60 of these sales professionals are strategic account specialists who focus on institutions and clinics. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. We generally sell our brand products under the “Watson Pharma” label. We believe that the current structure of sales professionals is very adaptable to the additional products we plan to add to our brand portfolio, particularly in the therapeutic category of women’s health.

We actively promote Rapaflo®, Gelnique®, Trelstar®, Crinone®, ella® and INFeD®. Our Global Brands segment also receives other revenues consisting of co-promotion revenue and royalties. We promote AndroGel® on behalf of Abbott Laboratories (“Abbott”) and Femring® on behalf of Warner Chilcott Ltd. We expect to continue this strategy of supplementing our existing brand revenues with co-promoted products within our targeted therapeutic areas. Other revenue totaled $81.5 million for 2010 or approximately 20% of our total Global Brands segment net revenue.

Global Brands Research and Development

We devote significant resources to the R&D of brand products and proprietary drug delivery technologies. A number of our brand products are protected by patents and have enjoyed market exclusivity. We incurred Global Brands segment R&D expenses of approximately $102.0 million in 2010, $57.0 million in 2009 and $51.0 million in 2008.

Our Global Brands R&D strategy focuses on the following product development areas:

•	the application of proprietary drug-delivery technology for new product development in specialty areas; and

•	the acquisition of mid-to-late development-stage brand drugs.

We are presently developing a number of brand products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs. We also acquired Eden, a company involved in biologics research and development.

Products in the brand pipeline include Prochieve® 8% for the prevention of pre-term birth in women with a short cervix, as well as two novel long-acting contraceptives in late stage development, a progestin-only patch and a vaginal ring. We received approval in December 2010 for a novel chewable oral contraceptive licensed from Warner Chilcott Ltd., which we expect to launch in the second quarter of 2011. We also have a number of products in development as part of our life-cycle management strategy on our existing product portfolio.

Biopharmaceuticals or Biologics

Biopharmaceuticals will represent a significant opportunity in the future, and we have taken strategic steps to enhance our ability to offer products in this area. We believe biologics will require selling and marketing resources for promotion. Therefore, our biologics development efforts are managed by our Global Brands division.

In January 2010, we acquired the remaining 64% of Eden for approximately $15.0 million, making Eden a wholly-owned subsidiary. Eden is a biopharmaceutical development and contract manufacturing company located in Liverpool, UK. Eden will maintain its established contract services model, while providing the Company with proven biopharmaceutical development and manufacturing capabilities.

In July 2010, we announced an exclusive, worldwide licensing agreement with Itero Biopharmaceuticals, Inc. (“Itero”), a venture-backed specialty biopharmaceutical company, to develop and commercialize Itero’s recombinant follicle stimulating hormone (“rFSH”) product. The product is currently in preclinical development as a biosimilar molecule for the treatment of female infertility. Under the terms of the agreement, Watson paid Itero an undisclosed licensing fee and will make additional payments based on the achievement of certain development and regulatory performance milestones. Upon successful commercialization, Watson will also pay

Itero a percentage of net sales or net profits in various regions of the world. Watson will assume responsibility for all future development, manufacturing, and commercial expenses related to Itero’s rFSH product.

The licensing of rFSH is an example of how we plan to enter biologics, with products that are past the pre-clinical development phase and complement our existing business.

Global Brands Business Development

In 2010 we entered into a number of agreements as part of our efforts to expand our brand product portfolio, specifically in Women’s Health.

In February 2010, we announced an exclusive licensing agreement for Watson to become the U.S. commercial partner for ella® (ulipristal acetate), a selective progesterone receptor modulator. ella® is a novel next-generation emergency contraceptive developed by HRA Pharma specifically for emergency contraceptive use. Under the terms of the agreement, Watson will be responsible for all U.S. commercialization and marketing expenses and pay HRA Pharma a royalty on U.S. sales of the product. ella® was approved by the FDA in August 2010 and launched in the U.S. in December 2010. In September 2010, we expanded our agreement with HRA Pharma to become the commercial partner for ella® in Canada.

In March 2010 we announced the acquisition of the exclusive U.S. rights to Columbia’s bioadhesive progesterone gel business. Products included in the acquisition were Crinone® for the treatment of infertility and Prochieve® under development for the prevention of pre-term birth in women with a short cervix. Under the terms of the agreement, we paid Columbia $62.0 million in cash and agreed to make certain contingent payments in return for exclusive progesterone gel product rights in the U.S. and 11.2 million newly issued shares of Columbia common stock. We also obtained the right to designate a member of Columbia’s board of directors. Contingent payments will be made upon the successful completion of clinical development milestones, receipt of regulatory approvals and product launches and could total up to $45.5 million. In addition, we will pay a royalty on our sales of the progesterone gel product line and any subsequent products. Pursuant to a supply agreement, Columbia will be responsible for manufacturing the progesterone gel products. Following the initial announcement in March 2010, we entered into an agreement with Columbia to support Columbia’s ongoing investment in the clinical development of the pre-term birth indication for Prochieve®, as well as other Columbia capital requirements.

Following the close of the acquisition, Watson and Columbia jointly announced top-line results from the PREGNANT Study, a large, global Phase III clinical trial evaluating Prochieve® 8% vaginal progesterone gel to reduce the risk of preterm birth in women with a short cervical length as measured by transvaginal ultrasound at mid-pregnancy. Columbia expects to file a new drug application (“NDA”) in the first half of 2011. We plan to collaborate with Columbia in the global development of a second-generation vaginal progesterone product.

In March 2010, we announced an exclusive licensing agreement to commercialize the Population Council’s investigational contraceptive vaginal ring in the United States, Canada, and Mexico. The ring, which contains two hormonal products — ethinyl estradiol and Nestorone®, a novel, synthetic progestin, has concluded its Phase 3 clinical development and is currently undergoing safety studies customary with the introduction of a novel hormonal product.

In December 2010, we announced an exclusive licensing agreement with PregLem, S.A., (“PregLem”) now a wholly-owned subsidiary of Gedeon Richter Plc, to develop and market Esmyatm (ulipristal acetate), a product for the treatment of uterine fibroids, in the U.S. and Canada. The product MMA has recently been submitted for approval in Europe and Watson expects to initiate U.S. Phase III clinical studies in 2011. Under terms of the agreement, Watson paid PregLem a $17.0 million license fee and will pay royalties based on sales in the U.S. and Canada. Watson will make additional payments based on the achievement of certain regulatory milestones. The companies will also collaborate on additional Esmyatm formulations, jointly sharing the development costs.

Additionally, we intend to market various products within our Global Brands segment globally. As part of this strategy, we have filed for regulatory approval of a number of our brand products with various regulatory agencies internationally including Rapaflo®, Gelnique® and ella® in Canada and Gelnique® in Europe.

Distribution Segment

Our Distribution business, which consists of our Anda, Anda Pharmaceuticals and Valmed (also known as “VIP”) subsidiaries (collectively “Anda”), primarily distributes generic and selected brand pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains and physicians’ offices. Additionally, we sell to members of buying groups, which are independent pharmacies that join together to enhance their buying power. We believe that we are able to effectively compete in the distribution market, and therefore optimize our market share, based on three critical elements: (i) competitive pricing, (ii) high levels of inventory for approximately 8,500 SKUs for responsive customer service that includes, among other things, next day delivery to the entire U.S., and (iii) well established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. While we purchase most of the approximate 8,500 SKUs in our Distribution operations from third party manufacturers, we also utilize these operations for the sale and marketing of our own products and our collaborative partners’ products. We are the only U.S. pharmaceutical company that has meaningful distribution operations with direct access to independent pharmacies and we believe that our Distribution operation is a strategic asset in the national distribution of generic and brand pharmaceuticals.

Revenue growth in our distribution operations will primarily be dependent on the launch of new products, offset by the overall level of net price and unit declines on existing distributed products and will be subject to changes in market share.

We presently distribute products from our facilities in Weston, Florida and Groveport, Ohio. For the year ended December 31, 2010, approximately 67% of our Distribution sales were shipped from our Groveport, Ohio facility and 33% from our Weston, Florida facility, though this percentage can vary. While our Weston, Florida facility is operating at 70% capacity, our 355,000 square foot Ohio distribution center currently operates at approximately 35% capacity, and provides us with additional distribution capacity for the U.S. market.

Strategic Alliances and Collaborations

In 2004, we entered into an exclusive licensing agreement with Kissei Pharmaceutical Co., Ltd. (“Kissei”) to develop and market Rapaflo® for the North American market. The compound was originally developed and launched by Kissei in Japan as Urief® and is marketed in Japan in cooperation with Daiichi Sankyo Pharmaceutical Co., Ltd. for the treatment of the signs and symptoms of benign prostatic hyperplasia.

In 2006, we entered into an agreement with Solvay Pharmaceuticals, Inc. (“Solvay”) to utilize Watson’s Brands sales force to co-promote AndroGel® to urologists in the U.S. In February of 2010, Solvay was acquired by Abbott.

We have an exclusive agreement with Pfizer, Inc. to market the Authorized Generic version of Lipitor® (atorvastatin calcium). Under the terms of the agreement, Pfizer, Inc. will supply Watson with the product for distribution beginning in November 2011 or earlier under certain circumstances.

Financial Information About Segments

Watson evaluates the performance of its Global Generics, Global Brands and Distribution business segments based on net revenues and net contribution. Summarized net revenues and contribution information for each of the last three fiscal years in the U.S. and internationally, where applicable, is presented in “NOTE 13 — Reportable Segments” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Customers

In our Global Generics and Global Brands operations, we sell our generic and brand pharmaceutical products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. In our Distribution business, we distribute generic and certain select brand pharmaceutical products to independent pharmacies, members of buying groups, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains and physicians’ offices.

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The following table illustrates any customer, on a global basis, which accounted for 10% or more of our annual net revenues and the respective percentage of our net revenues for which they account for each of the last three years:

Customer	2010	2009	2008

Walgreen Co.	14%	13%	11%
McKesson Corporation	11%	11%	11%

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

Competition

The pharmaceutical industry is highly competitive. In our Global Generics and Global Brands businesses, we compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems. Such competitors include the major brand name and generic manufacturers of pharmaceutical products. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

Competing in the brand product business requires us to identify and bring to market new products embodying technological innovations. Successful marketing of brand products depends primarily on the ability to communicate their effectiveness, safety and value to healthcare professionals in private practice, group practices and receive formulary status from managed care organizations. We anticipate that our brand product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reevaluate our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities. Our competitors in brand products include major brand name manufacturers of pharmaceuticals. Based on total assets, annual revenues and market capitalization, our Global Brands segment is considerably smaller than many of these competitors and other global competitors in the brand product area. Many of our competitors have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for certain contracted business, such as the Pharmacy Benefit Manager business, and for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

We actively compete in the generic pharmaceutical industry. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire or are successfully challenged, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products as Authorized Generics. Our major competitors in generic products include Teva Pharmaceutical Industries, Ltd., Mylan Inc. and Sandoz (a division of Novartis AG). See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — The pharmaceutical industry is highly competitive and our future revenue growth and profitability are dependent on our timely development and launches of new products ahead of our competitors.” in this Annual Report.

In our Distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which distribute both brand and generic pharmaceutical products to their customers. These same companies are significant customers of our Global Generics and Global Brands pharmaceutical businesses. As generic products generally have higher gross margins than brand products for a pharmaceutical distribution business, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a majority of their generic pharmaceutical products from the primary wholesaler. As we do not offer a broad portfolio of brand products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. Additionally, generic manufacturers are increasingly marketing their products directly to drug store chains with warehousing facilities and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

Manufacturing, Suppliers and Materials

During 2010, we manufactured many of our own finished products at our plants in Corona, California; Davie, Florida; Goa, India; Birzebbugia, Malta; Mississauga, Canada; Rio de Janeiro, Brazil; Carmel, New York; Copiague, New York and Salt Lake City, Utah. As part of an ongoing effort to optimize our manufacturing operations, we have implemented several cost reduction initiatives, which included the transfer of several solid dosage products from our Carmel, New York facility to our Goa, India facility, and the ongoing implementation of our Global Supply Chain Initiative at certain of our manufacturing facilities.

We have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our internal product development efforts in our Coleraine, Northern Ireland and Ambernath, India facilities. Our Ambernath, India facility also develops and manufactures API for third parties.

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

We contract with third parties for the manufacture of certain of our products, some of which are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues, such as bupropion hydrochloride sustained-release tablets and a number of our oral contraceptive products. Third-party manufactured product sales by our Global Generics and Global Brands segments, accounted for approximately 33%, 38% and 44% of our product net revenues in 2010, 2009 and 2008, respectively.

We are dependent on third parties for the supply of the raw materials necessary to develop and manufacture our products, including the API and inactive pharmaceutical ingredients used in our products. We are required to identify the supplier(s) of all the raw materials for our products in the drug applications that we file with the FDA. If raw materials for a particular product become unavailable from an approved supplier specified in a drug application, we would be required to qualify a substitute supplier with the FDA, which would likely interrupt manufacturing of the affected product. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some raw materials are available only from a single source and, in many of our drug applications, only one supplier of raw materials has been identified, even in instances where multiple sources exist.

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

We continue to make substantial progress on our Global Supply Chain Initiative and the transfer of product manufacturing from our New York facility to our Florida, California, and Goa, India sites. At the end of 2010, approximately 20% of our internally sourced manufactured product was produced from our Goa, India facility. At the end of 2010, we closed our Carmel, New York solid dosage manufacturing facility. Additionally, during the year we announced plans to close our manufacturing facility and R&D facilities in Mississauga, Canada by late 2011 with product being transferred to facilities with additional capacity in the Watson global network, including Malta and India and the transfer of development activities to other existing R&D sites. In January 2011, the Company announced the closure of R&D activities in Corona, California and the transfer of development activities to existing R&D sites. We will continue to implement operational efficiency programs at our remaining sites.

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our Global Brands business. Our success with our brand products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented. Patents covering our Androderm® and INFed® products have expired and we have no further patent protection on these products. Therefore, it is possible that a competitor may launch a generic version of Androderm® and/or INFed® at any time, which would result in a significant decline in that product’s revenue and profit. Both of these products were significant contributors to our Global Brands business in 2010.

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

Pharmaceutical companies with brand products are suing companies that produce off-patent forms of their brand name products for alleged patent infringement or other violations of intellectual property rights which may delay or prevent the entry of such a generic product into the market. For instance, when we file an ANDA in the U.S. seeking approval of a generic equivalent to a brand drug, we may certify under the Drug Price Competition and Patent Restoration Act of 1984 (the “Hatch-Waxman Act”) to the FDA that we do not intend to market our generic drug until any patent listed by the FDA as covering the brand drug has expired, in which case, the ANDA will be approved by the FDA no earlier than the expiration or final finding of invalidity of such patent(s). On the other hand, we could certify that we believe the patent or patents listed as covering the brand drug are invalid and/or will not be infringed by the manufacture, sale or use of our generic form of the brand drug. In that case, we are required to notify the brand product holder or the patent holder that such patent is invalid or is not infringed. If the patent holder sues us for patent infringement within 45 days from receipt of the notice, the FDA is then prevented from approving our ANDA for 30 months after receipt of the notice unless the lawsuit is resolved in our favor in less time or a shorter period is deemed appropriate by a court. In addition, increasingly aggressive tactics employed by brand companies to delay generic competition, including the use of Citizen Petitions and seeking changes to U.S. Pharmacopeia, have increased the risks and uncertainties regarding the timing of approval of generic products.

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

Government Regulation and Regulatory Matters

All pharmaceutical manufacturers, including Watson, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies, as well as by various regulatory agencies in foreign countries where our products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In our international markets, the approval, manufacture and sale of pharmaceutical products is similar to the United States with some variations dependent upon local market dynamics.

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

Human clinical trials are typically conducted in the following sequential phases:

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

The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of a NDA, for approval of the marketing and commercial shipment of the new product. The NDA drug development and approval process currently averages approximately five to ten years.

FDA approval of an ANDA is required before we may begin marketing an off-patent or generic equivalent of a drug that has been approved under an NDA, or a previously unapproved dosage form of a drug that has been approved under an NDA. The ANDA approval process generally differs from the NDA approval process in that it does not typically require new preclinical and clinical studies; instead, it relies on the clinical studies establishing safety and efficacy conducted for the previously approved NDA drug. The ANDA process, however, typically requires data to show that the ANDA drug is bioequivalent (i.e., therapeutically equivalent) to the previously approved drug. “Bioequivalence” compares the bioavailability of one drug product with another and, when established, indicates whether the rate and extent of absorption of a generic drug in the body are substantially equivalent to the previously approved drug. “Bioavailability” establishes the rate and extent of absorption, as determined by the time dependent concentrations of a drug product in the bloodstream needed to produce a therapeutic effect. The ANDA drug development and approval process generally takes three to four years which is less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product.

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

U.S. Government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmacy Assistance Programs established according to statute, government regulations and policy. Federal law requires that all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid, must pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. With enactment of The Patient Protection and Affordable Care Act, (“PPACA”), the required per-unit rebate for products marketed under ANDAs increased from 11% of the average manufacturer price to approximately 13%. Additionally, for products marketed under NDAs, the manufacturers rebate will increase from 15.1% to 23.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period. In some states, supplemental rebates are additionally required as a condition of including the manufacturer’s drug on the state’s Preferred Drug List.

PPACA also made substantial changes to reimbursement when seniors reach the Medicare Part D coverage gap “donut hole”. By 2020, Medicare beneficiaries will pay just 25% of drug costs when they reach the coverage threshold — the same percentage they were responsible for before they reached that threshold.

The cost of closing the donut hole is being borne by generic and brand drug companies. Brand drug manufacturers must provide a 50% discount on their drugs, beginning in 2011. Additionally, beginning in 2013, the government will begin providing subsidies for brand-name drugs bought by seniors who enter the coverage gap. The government’s share will start at 2.5%, but will increase to 25% by 2020. At that point, the combined industry discounts and government subsidies will add up to 75% of brand-name drug costs. Generic drugs, which cost less than their brand-name counterparts, are treated different from brand drugs. Beginning in 2011, government subsidies will cover 7% of generic drug costs. The government will then subsidize additional portions each year until 2020, when federal subsidies will cover 75% of generic drug costs. By 2020, the donut hole will be completely closed through these manufacturers’ subsidies.

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

Under Part D of the MMA, some Medicare beneficiaries are eligible to obtain subsidized prescription drug coverage from private sector providers. Usage of pharmaceuticals has increased as a result of the expanded access to medicines afforded by the Medicare prescription drug benefit. However, such sales increases have been offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers who negotiate on behalf of Medicare beneficiaries. It is anticipated that further pricing pressures will continue into 2011 and beyond.

The Deficit Reduction Act of 2005 (“DRA”) mandated a number of changes in the Medicaid program, including the use of Average Manufacturers Price (“AMP”) as the basis for reimbursement to pharmaceutical companies that dispense generic drugs under the Medicaid program. Three health care reform bills passed in 2010 significantly changed the definition of AMP, effective October 1, 2010. These legislative changes were part of PPACA, the Health Care and Education Reconciliation Act, and the FAA Air Transportation Modernization & Safety Improvement Act (“Transportation Bill”). In PPACA, Congress substantially revised the definition of AMP to, among other things, narrow the scope of prices included in the calculation of AMP to those paid to a manufacturer by wholesalers for drugs distributed to retail community pharmacies or by retail community pharmacies that purchase directly from manufacturers. In August 2010, Congress further amended the definition of AMP to specify that the exclusion of certain classes of trade from AMP does not apply to inhalation, infusion, instilled, implanted, or injected drugs that typically are not dispensed to retail community pharmacies. PPACA also requires disclosure of weighted average AMP instead of manufacturer AMP, which was previously required. The impact of this new legislation is that there will likely be increases in Medicaid reimbursement to pharmacies for generics. These changes became effective on October 1, 2010.

These new laws replaced the reimbursement guidelines that had been established under the DRA. On November 9, 2010, CMS issued a final rule withdrawing and amending regulations that have governed the calculation of AMP and the establishment of federal upper limits since October 2007. The regulations were withdrawn to mandate AMP calculation under the recently revised drug rebate statute, but no replacement regulations have yet been proposed. The withdrawal required manufacturers to base October 2010, and subsequent month’s AMPs on the statutory language until official guidance is issued. CMS anticipates that it will offer guidance by the second quarter of 2011.

In the absence of regulatory guidance governing the AMP calculation, CMS has instructed pharmaceutical manufacturers to base their AMP calculations on the definitions set forth in the statute, as amended by the PPACA, the Health Care and Education Reconciliation Act, and the Transportation Bill. Without the benefit of interpretive guidance from CMS, Watson has adopted mechanisms to ensure that we are calculating and reporting AMP in a manner that is consistent with the statute’s text and intent.

As a result of these changes, in December of 2010, the National Association of Chain Drugstores (“NACDS”) and the National Community Pharmacists Association dropped their 2007 lawsuit that was previously blocking the implementation of the AMP rule.

Twenty-six states are currently challenging the constitutionality of PPACA. Ultimate resolution of this matter remains uncertain.

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

In order to assist us in commercializing products, we have obtained from government authorities and private health insurers and other organizations, such as Health Maintenance Organizations (“HMOs”) and

Managed Care Organizations (“MCOs”), authorization to receive reimbursement at varying levels for the cost of certain products and related treatments. Third party payers increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare in the U.S., the growth of organizations such as HMOs and MCOs and legislation to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare legislation could affect our ability to sell our products and may have a material adverse effect on our business, results of operations, financial condition and cash flows. Due to the uncertainty surrounding reimbursement of newly approved pharmaceutical products, reimbursement may not be available for some of our products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, those products.

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

As part of the MMA, companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Beginning in February 2009, several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Additionally, we have received requests for information, in the form of civil investigative demands or subpoenas, from the FTC, and are subject to ongoing FTC investigations, concerning our settlement with Cephalon related to our ANDA for a generic version of Provigil®. Any adverse outcome of these or other FTC investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business— Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

Our Distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA, and state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. In particular, several states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of such products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record,” it would need to maintain such records. The FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each jurisdiction where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal.

Seasonality

There are no significant seasonal aspects to our business except in Western Europe. During the months of July and August our operations in Western Europe experience significantly lower sales due to pharmacy closures and representatives on summer vacations.

Backlog

Due to the relatively short lead-time required to fill orders for our products, backlog of orders is not material to our business.

Employees

As of December 31, 2010, we had approximately 6,030 employees. Of our employees, approximately 830 are engaged in R&D, 1,850 in manufacturing, 1,070 in quality assurance and quality control, 1,380 in sales, marketing and distribution, and 900 in administration.

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

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development of new competitive products or generics by others;

•	the timing and receipt of approvals by the FDA and other regulatory authorities, including foreign regulatory authorities;

•	the failure to obtain, delay in obtaining or restrictions or limitations on approvals from the FDA or other foreign regulatory authorities;

•	difficulties or delays in resolving FDA-observed deficiencies at our manufacturing facilities, which could delay our ability to obtain approvals of pending FDA product applications;

•	delays or failures in clinical trials that affect our ability to achieve FDA approvals or approvals from other foreign regulatory authorities;

•	serious or unexpected health or safety concerns with our products or product candidates;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes that affect newly developed or newly acquired products;

•	changes in laws and regulations concerning coverage and reimbursement of pharmaceutical products, including changes to Medicare, Medicaid, and similar state programs;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	the effect of economic changes in hurricane, monsoon, earthquake and other natural disaster-affected areas;

•	the impact of third party patents and other intellectual property rights which we may be found to infringe, or may be required to license, and the potential damages or other costs we may be required to pay as a result of a finding that we infringe such intellectual property rights or a decision that we are required to obtain a license to such intellectual property rights;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	our ability to successfully integrate and commercialize the products, technologies and businesses we acquire or license, as applicable;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	disposition of our primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	changes in insurance rates for existing products and the cost of insurance for new products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	our level of R&D activities;

•	impairment or write-down of investments;

•	costs and outcomes of any tax audits;

•	fluctuations in foreign currency exchange rates;

•	costs and outcomes of any litigation involving intellectual property, drug pricing or reimbursement, product liability, customers or other issues;

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations; and

•	risks related to the growth of our business across numerous countries world-wide and the inherent international business risks.

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

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize new brand and generic products in a timely manner. There are numerous difficulties in developing and commercializing new products, including:

•	developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

•	receiving requisite regulatory approvals for such products in a timely manner or at all;

•	the availability, on commercially reasonable terms, of raw materials, including API and other key ingredients;

•	developing and commercializing a new product is time consuming, costly and subject to numerous factors, including legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

•	experiencing delays or unanticipated costs;

•	experiencing delays as a result of limited resources at FDA or other regulatory agencies;

•	changing review and approval policies and standards at FDA and other regulatory agencies; and

•	commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of the generic product by up to 30 months.

As a result of these and other difficulties, products currently in development by us may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third-party partners. This risk particularly exists with respect to the development of proprietary products because of the uncertainties, higher costs and lengthy time frames associated with research and development of such products and the inherent unproven market acceptance of such products. Additionally, we face heightened risks in connection with our development of extended release or controlled release generic products because of the technical difficulties and regulatory requirements related to such products. Additionally, with respect to generic products for which we are the first applicant to request approval on the basis that an innovator patent is invalid or not infringed (a paragraph IV filing), our ability to obtain 180 days of generic market exclusivity may be contingent on our ability to obtain FDA approval or tentative approval within 30 months of FDA’s acceptance of our application for filing. We therefore risk forfeiting such market exclusivity if we are unable to obtain such approval or tentative approval on a timely basis. If any of our products are not timely approved or, when acquired or developed and approved, cannot be successfully manufactured or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our brand pharmaceutical expenditures may not result in commercially successful products.

Developing and commercializing brand pharmaceutical products is generally more costly than generic products. In the future, we anticipate continuing our product development expenditures for our Global Brands business segment. For example in 2010, we acquired rights to Prochieve® 8% vaginal progesterone gel to reduce the risk of preterm birth in women with a short cervix. We plan to submit an NDA for FDA approval of this product in 2011. We cannot be sure this or other business expenditures will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Any acquisitions of technologies, products and businesses, may be difficult to integrate, could adversely affect our relationships with key customers, and/or could result in significant charges to earnings.

We regularly review potential acquisitions of technologies, products and businesses complementary to our business. Acquisitions typically entail many risks and could result in difficulties in integrating operations, personnel, technologies and products. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages and synergies that the acquisitions were intended to create, which may have a material adverse effect on our business, results of operations, financial condition and cash flows, our ability to develop and introduce new products and the market price of our stock. In addition, in connection with acquisitions, we could experience disruption in our business, technology and information systems, customer or employee base, including diversion of management’s attention from our continuing operations. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors. Furthermore, there may be overlap between our products or customers and the companies that we acquire that may create conflicts in relationships or other commitments detrimental to the integrated businesses. If we are unable to successfully integrate products, technologies, businesses or personnel that we acquire, we could incur significant impairment charges or other adverse financial consequences.

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

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged. If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished. Patents covering our Androderm® and INFed® products have expired and we have no further patent protection on these products. Therefore, it is possible that a competitor may launch a generic version of Androderm® and/or INFed® at any time, which would result in a significant decline in that product’s revenue and profit. Both of these products were significant contributors to our Global Brands business in 2010.

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

If we are unable to adequately protect our technology, trade secrets or propriety know-how, or enforce our intellectual property rights, our results of operations, financial condition and cash flows could suffer.

If pharmaceutical companies are successful in limiting the use of generics through their legislative, regulatory and other efforts, our sales of generic products may suffer.

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years or otherwise delay the launch of generics;

•	selling the brand product as an Authorized Generic, either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process to request amendments to FDA standards or otherwise delay generic drug approvals;

•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•	attaching patent extension amendments to non-related federal legislation;

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing; and

•	seeking patents on methods of manufacturing certain API.

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

Certain of our competitors have recently challenged our ability to distribute Authorized Generics during the competitors’ 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. For example, in February 2011, legislation was introduced in the U.S. Senate that would prohibit the marketing of Authorized Generics during the 180-day period of ANDA exclusivity under the Hatch-Waxman Act. If distribution of Authorized Generic versions of brand products is otherwise restricted or found unlawful, our results of operations, financial condition and cash flows could be materially adversely affected.

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

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. For example, we are engaged in litigation with Bayer Pharmaceuticals concerning whether our Zarahtm product infringes Bayer’s U.S. Patent Number 5,569,652, and we continue to manufacture and market our Zarahtm product during the pendency of the litigation. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could result in substantial monetary damage awards and could prevent us from manufacturing and selling a number of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The ability of our Distribution business to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales of our Distribution business. Our margins can also be affected by the risks inherent to the generic industry, which is discussed below under “Risks Relating to Investing in the Pharmaceutical Industry.”

Our distribution operations compete directly with significant customers of our generic and brand businesses.

In our Distribution business, our main competitors are McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These companies are significant customers of our Global Generics and Global Brands operations and collectively accounted for approximately 23% of our annual net revenues in 2010. Our activities related to our Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues. Further, a loss of a significant customer of our Global Generics or Global Brands operations could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and other regulatory agencies. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in many of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist. Some of these products have historically accounted for a significant portion of our revenues, such as INFed®, metoprolol succinate extended release, bupropion sustained release tablets and a significant number of our oral contraceptive and controlled substance products. From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Consistent with industry practice we, like many generic product manufacturers, have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we may give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we may reduce the price of our product. As a result, we may be obligated to provide significant credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesale customers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other retail customers. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to us by our wholesale customer for a particular product and the negotiated price that the wholesaler’s customer pays for that product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates, which could have a material adverse effect on our results of operations, financial condition, cash flows and the market price of our stock.

Investigations of the calculation of average wholesale prices may adversely affect our business.

Many government and third-party payers, including Medicare, Medicaid, HMOs and MCOs, have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s AWP or wholesale average cost (“WAC”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares. Additional actions are anticipated. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints, and regularly report such matters to the FDA. In some, but not all, cases an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy. Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question. If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

The loss of our key personnel could cause our business to suffer.

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. For example, although we have other senior management personnel, a significant loss of the services of Paul Bisaro, our Chief Executive Officer, or other senior executive officers without having or hiring a suitable successor, could cause our business to suffer. We cannot assure you that we will be able to attract and retain key personnel. We have entered into employment agreements with many of our senior executive officers but such agreements do not guarantee that our senior executive officers will remain employed by us for a significant period of time, or at all. We do not carry key-employee life insurance on any of our officers.

Significant balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will adversely affect our results of operations and financial condition.

A significant amount of our total assets is related to acquired intangibles and goodwill. As of December 31, 2010, the carrying value of our product rights and other intangible assets was approximately $1.63 billion and the carrying value of our goodwill was approximately $1.53 billion.

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

Our other significant intangible assets include acquired core technology and customer relationships, which are intangible assets with definite lives, our Anda trade name and acquired in-process research and development (“IPR&D”) intangibles, acquired in recent business acquisitions, which are intangible assets with indefinite lives.

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

Goodwill, our Anda trade name intangible asset and our IPR&D intangible assets are tested for impairment annually and when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. A goodwill, trade name or IPR&D impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition. During the fourth quarter of 2010, the Company recorded a $28.6 million impairment charge related to certain IPR&D assets acquired in the Arrow Acquisition.

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lower our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

Our manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install. Our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as earthquake, monsoon, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, as well as construction delays or defects and other events, both within and outside of our control. Our inability to timely manufacture any of our significant products could have a material adverse effect on our results of operations, financial condition and cash flows.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of December 31, 2010, we had total debt of approximately $1.0 billion. Our substantial indebtedness and other financial obligations could:

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies during 2009, 2010 and continuing in 2011. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global real estate markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

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

We operate on a global basis with offices or activities in Europe, Africa, Asia, South America, Australasia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

In addition to the foregoing, engaging in international business inherently involves a number of other difficulties and risks, including:

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	difficulties and costs of staffing and managing foreign operations;

•	difficulties protecting or procuring intellectual property rights; and

•	fluctuations in foreign currency exchange rates.

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

Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or Warning Letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a Warning Letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We are also required to report adverse events associated with our products to FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in product liability claims, labeling changes, recalls, market withdrawals or other regulatory actions.

Our manufacturing facility in Corona, California is currently subject to a consent decree of permanent injunction. We cannot assure that the FDA will determine we have adequately corrected deficiencies at our Corona manufacturing site, that subsequent FDA inspections at any of our manufacturing sites will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Watson or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Watson or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

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

As part of the MMA, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement, as well as new legislation pending in U.S. Congress related to settlement between brand and generic drug manufacturers, could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, the pending legislation and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. From February 2009 through September 2010, numerous private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Additionally, we have received requests for information, in the form of civil investigative demands or subpoenas, from the FTC, and are subject to ongoing FTC investigations, concerning our settlement with Cephalon related to our ANDA for a generic version of Provigil®. We have also received requests for information in connection with similar investigations into settlements and other arrangements between competing pharmaceutical companies by the European Competition Commission. Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

There is uncertainty surrounding implementation of legislation involving payments for pharmaceuticals under government programs such as Medicare, Medicaid and Tricare. Depending on how existing provisions are implemented, the methodology for certain payment rates and other computations under the Medicaid Drug Rebate program reimbursements may be reduced or not be available for some of Watson’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce demand for, or negatively affect the price of those products. Ongoing uncertainty and legal challenges to the PPACA, including but not limited to, modification in calculation of rebates, mandated financial or other contributions to close the Medicare Part D coverage gap “donut hole”, calculation of AMP, and other provisions could have a material adverse effect on our business. In addition, various legislative and regulatory initiatives in states, including proposed modifications to reimbursements and rebates, product pedigree and tracking, pharmaceutical waste “take-back” initiatives, and therapeutic category generic substitution carve-out legislation may also have a negative impact on the Company. Watson maintains a full-time government affairs department in Washington, DC, which is responsible for coordinating state and federal legislative activities, and place a major emphasis in terms of management time and resources to ensure a fair and balance legislative and regulatory arena.

PPACA also extended Medicaid rebates to Medicaid MCOs. MCO rebates may have a significant impact on our brand portfolio. Medicaid Managed care enrollment is over 70% of total Medicaid enrollment. This provision is likely to increase manufacturers’ Medicaid Rebate liability substantially, particularly in states with large Medicaid managed care enrollment (e.g., Michigan, Kentucky, Colorado, Arizona). The effective date of this was January 1, 2010.

The pharmaceutical industry is highly competitive and our future revenue growth and profitability are dependent on our timely development and launches of new products ahead of our competitors.

We face strong competition in our Global Generics, Global Brands and Distribution businesses. The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of brand products to healthcare professionals in private practice, group practices and MCOs. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national and international competitors in the brand and distribution product arenas. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.

Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents for brand name products and related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. Therefore, our ability to increase or maintain revenues and profitability in our generics business is largely dependent on our success in challenging patents and developing non-infringing formulations of proprietary products. As competing manufacturers receive regulatory approvals on similar products or as brand manufacturers launch generic versions of such products (for which no separate regulatory approval is required), market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross margins. We may have fewer opportunities to launch significant generic products in the future, as the number and size of proprietary products that are subject to patent challenges is expected to decrease in the next several years compared to historical levels. Additionally, as new competitors enter the market, there may be increased pricing pressure on certain products, which would result in lower gross margins. This is particularly true in the case of certain Asian and other overseas generic competitors, who may be able to produce products at costs lower than the costs of domestic manufacturers. If we experience substantial competition from Asian or other overseas generic competitors with lower production costs, our profit margins will suffer.

We also face strong competition in our Distribution business, where we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which market both brand and generic pharmaceutical products to their customers. These companies are significant customers of our Global Brands and Global Generics businesses. As generic products generally have higher gross margins for distributors, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we do not offer a full line of brand products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but recently have begun to do so. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

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

For the year ended December 31, 2010, our three largest customers accounted for 14%, 11% and 6% respectively, of our net revenues. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, none of our customers are party to any long-term supply agreements with us, and thus are able to change suppliers freely should they wish to do so.

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

Our owned properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions. The following table provides a summary of locations of our significant owned properties:

Location	Primary Use	Segment

Ambernath, India	Manufacturing, R&D	Global Generics
Carmel, New York	Manufacturing	Global Generics
Changzhou City, People’s Republic of China	Manufacturing	Global Generics
Coleraine, United Kingdom	Manufacturing	Global Generics
Copiague, New York	Manufacturing, R&D	Global Generics
Corona, California	Manufacturing, R&D, Administration	Global Generics/Global Brands
Davie, Florida	Manufacturing, R&D, Administration	Global Generics/Global Brands
Grand Island, New York	Sales and Marketing, Administration	Distribution
Goa, India	Manufacturing	Global Generics
Gurnee, Illinois	Distribution	Global Generics/Global Brands
Melbourne, Australia	R&D, Administration	Global Generics
Mississauga, Canada	Manufacturing, R&D, Administration	Global Generics
Rio de Janeiro, Brazil	Manufacturing, Distribution, Sales and Marketing, Administration	Global Generics
Salt Lake City, Utah	Manufacturing, R&D	Global Generics/Global Brands
Shanghai, People’s Republic of China	Sales and Marketing, Administration	Global Generics

Properties that we lease include R&D, manufacturing, distribution (including warehousing and storage), sales and marketing, and administrative facilities. The following table provides a summary of locations of our significant leased properties:

Location	Primary Use	Segment

Birzebbuga, Malta	Manufacturing, Sales and Marketing Distribution, Administration	Global Generics
Davie, Florida	Manufacturing, Administration	Global Generics/Global Brands
Groveport, Ohio	Distribution, Administration	Distribution
Liverpool, United Kingdom	Administration, R&D	Global Brands
London, United Kingdom	Sales and Marketing, Administration	Global Generics
Lyon, France	Sales and Marketing, Administration	Global Generics
Mississauga, Canada	Distribution, Administration	Global Generics
Morristown, New Jersey	Sales and Marketing, Administration	Global Generics/Global Brands
Mumbai, India	Administration, R&D	Global Generics
Parsippany, New Jersey	Sales and Marketing, Administration	Global Generics/Global Brands
Stevenage, United Kingdom	Sales and Marketing, Administration	Global Generics
Sunrise, Florida	Distribution, Administration	Global Generics
Sydney, Australia	Sales and Marketing, Administration	Global Generics
Weston, Florida	R&D, Administration	Global Generics
Weston, Florida	Distribution, Sales and Marketing, Administration	Distribution

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2011. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “WPI.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low

Year ended December 31, 2010:
First	$42.50	$37.26
Second	$44.97	$40.50
Third	$45.15	$39.34
Fourth	$52.20	$42.17
Year ended December 31, 2009:
First	$32.95	$23.05
Second	$33.97	$28.06
Third	$37.20	$32.61
Fourth	$40.25	$33.88

As of February 8, 2011, there were approximately 2,700 registered holders of our common stock.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2010, we repurchased 11,441 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicaly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program

October 1 - 31, 2010	—	$—	—	—
November 1 - 30, 2010	4,948	$49.10	—	—
December 1 - 31, 2010	6,493	$51.31	—	—

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

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

The following graph compares the cumulative 5-year total return of holders of Watson’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2005 with relative performance tracked through December 31, 2010.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Watson Pharmaceuticals, The S&P 500 Index
And The Dow Jones US Pharmaceuticals Index

* $100 invested on December 31, 2005 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2010 Dow Jones & Co. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10
Watson Pharmaceuticals	100.00	80.07	83.48	81.73	121.84	158.87
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
Dow Jones US Pharmaceuticals	100.00	114.39	119.50	97.81	116.48	118.96

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

WATSON PHARMACEUTICALS, INC.
FINANCIAL HIGHLIGHTS(1)
(In millions, except per share amounts)

	Years Ended December 31,
	2010	2009(2)	2008	2007	2006(3)

Operating Highlights:
Net revenues	$3,566.9	$2,793.0	$2,535.5	$2,496.7	$1,979.2
Operating income (loss)(1)	$305.4	$383.9	$358.2	$255.7	$(422.1)
Net income (loss)(1) attributable to common shareholders	$184.4	$222.0	$238.4	$141.0	$(445.0)
Basic earnings (loss) per share	$1.51	$2.11	$2.32	$1.38	$(4.37)
Diluted earnings (loss) per share	$1.48	$1.96	$2.09	$1.27	$(4.37)
Weighted average shares outstanding:
Basic	122.4	105.0	102.8	102.3	101.8
Diluted	124.2	116.4	117.7	117.0	101.8

	At December 31,
	2010	2009(2)	2008	2007	2006(3)

Balance Sheet Highlights:
Current assets	$1,799.4	$1,769.5	$1,458.4	$1,173.8	$1,261.7
Working capital	$978.7	$721.6	$976.4	$728.8	$571.7
Total assets	$5,827.3	$5,903.5	$3,677.9	$3,472.0	$3,760.6
Total debt	$1,016.1	$1,457.8	$877.9	$905.6	$1,231.2
Total equity	$3,282.6	$3,023.1	$2,108.6	$1,849.5	$1,680.4

(1)	For discussion on comparability of operating income and net income, please refer to financial line item discussion in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

(2)	On December 2, 2009, the Company acquired all the outstanding equity of the Arrow Group in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of Restricted Common Stock of Watson, 200,000 shares of Mandatorily Redeemable Preferred Stock of Watson and certain contingent consideration. The fair value of the total consideration was approximately $1.95 billion. Certain balance sheet amounts were revised in accordance with the completion of our purchase accounting. Refer to NOTE 4 — Acquisitions and Divestitures” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

(3)	On November 3, 2006, the Company acquired all the outstanding shares of common stock of Andrx Corporation in an all-cash transaction for $25 per share, or total consideration of approximately $1.9 billion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Overview of Watson

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacturing, marketing, sale and distribution of brand and generic pharmaceutical products. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities in the United States of America (“U.S.”) and, beginning in 2009, in key international markets including Western Europe, Canada, Australasia, South America and South Africa.

As of December 31, 2010, we marketed approximately 160 generic pharmaceutical product families and approximately 30 brand pharmaceutical product families in the U.S. and a significant number of product families internationally through our Global Generics and Global Brands Divisions and distributed approximately 8,500 stock-keeping units (“SKUs”) through our Distribution business (also known as “Anda”) in the U.S. Prescription pharmaceutical products in the U.S. are generally marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Our Distribution business primarily distributes generic pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, and generic products and certain selective brand products to physicians’ offices.

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

As a result of the Arrow Acquisition, Watson also acquired a 36% ownership interest in Eden Biopharm Group Limited (“Eden”), a company which provides development and manufacturing services for early-stage biotech companies, which will provide a long-term foundation for generic biologics. In January 2010, we purchased the remaining interest in Eden for $15.0 million. Eden results are included in our Global Brands division and will maintain its established contract services model, while providing the Company with biopharmaceutical development and manufacturing capabilities.

2010 Financial Highlights

Among the significant consolidated financial highlights for 2010 were the following:

•	Net revenues grew to $3,566.9 million from $2,793.0 million in 2009, an increase of $773.9 million or 28%;

•	R&D investment increased $98.8 million or 50% to $296.1 million from $197.3 million in 2009;

•	Operating income decreased by $78.5 million or 20% to $305.4 million from $383.9 million in 2009; and

•	Net income for 2010 was $184.4 million ($1.48 per diluted share) compared to $222.0 million ($1.96 per diluted share) in 2009.

Segments

Watson has three reportable segments: Global Generics, Global Brands and Distribution. The Global Generics segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brands segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales of products developed, acquired, or licensed by Watson’s Global Generics and Global Brands segments. Our international operating results are included in the Global Generics segment subsequent to the Arrow Acquisition except for operating results from Eden which are included in the Global Brands segment.

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

Global Supply Chain Initiative

During the first quarter of 2008, we announced steps to improve our operating cost structure and achieve operating efficiencies through our Global Supply Chain Initiative (“GSCI”). These 2008 GSCI’s included the planned closure of manufacturing facilities in Carmel, New York, our distribution center in Brewster, New York and the transition of manufacturing to our other manufacturing locations within the U.S. and India. Distribution activities at our distribution center in Brewster, New York ceased in July 2009. Product manufacturing ceased in Carmel, New York by December 31, 2010 and we expect a closure of the facility by early 2011. During the second quarter of 2010, the Company announced additional measures to reduce its cost structure involving a manufacturing facility in Canada, certain R&D activities in Canada and certain R&D activities in Australia. In January 2011, the Company announced the closure of R&D activities in Corona, California. These additional restructuring activities, and the transfer of development activities to existing R&D sites, are expected to be completed in Australia by early 2011, in Corona by the end of 2011 and in Canada by late 2012. The Company expects to incur additional pre-tax costs associated with the planned closures during 2011 and 2012 of approximately $20.0 to $25.0 million which includes accelerated depreciation expense of $7.0 to $8.5 million, severance, retention, relocation and other employee related costs of approximately $5.0 to $8.0 million and product transfer costs of approximately $8.0 to $8.5 million.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO 2009

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Years Ended December 31,
	2010				2009
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total

Product sales	$2,268.9	$316.3	$830.7	$3,415.9	$1,641.8	$393.7	$663.8	$2,699.3
Other revenue	69.5	81.5	—	151.0	26.4	67.3	—	93.7

Net revenues	2,338.4	397.8	830.7	3,566.9	1,668.2	461.0	663.8	2,793.0
Operating expenses:
Cost of sales(1)	1,198.9	88.4	711.2	1,998.5	947.1	89.3	560.4	1,596.8
Research and development	194.6	101.5	—	296.1	140.4	56.9	—	197.3
Selling and marketing	111.9	137.8	70.3	320.0	53.8	144.5	64.8	263.1

Contribution	$833.0	$70.1	$49.2	952.3	$526.9	$170.3	$38.6	735.8

Contibution margin	35.6%	17.6%	5.9%	26.7%	31.6%	36.9%	5.8%	26.3%

General and administrative				436.1				257.1
Amortization				180.0				92.6
Loss on asset sales and impairments				30.8				2.2

Operating income				$305.4				$383.9

Operating margin				8.6%				13.7%

(1)	Excludes amortization of acquired intangibles including product rights.

Global Generics Segment

Net Revenues

Our Global Generics segment develops, manufactures, markets, sells and distributes generic products that are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the brand product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a brand product, or if we are successful in developing a bioequivalent, non-infringing version of a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. Additionally, we distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties.

Net revenues in our Global Generics segment include product sales and other revenue. Our Global Generics segment product line includes a variety of products and dosage forms. Indications for this line include pregnancy prevention, pain management, depression, hypertension and smoking cessation. Dosage forms include oral solids, transdermals, injectables, inhalation products and transmucosals.

Other revenues consist primarily of royalties, milestone receipts and commission revenue.

Net revenues from our Global Generics segment during the year ended December 31, 2010 increased 40.2% or $670.2 million to $2,338.4 million compared to net revenues of $1,668.2 million from the prior year. The increase in net revenues was mainly attributable to increased international revenues due to the Arrow

Acquisition in 2009 ($367.8 million), higher sales of extended release products ($225.3 million) and an increase in other revenue ($43.1 million).

The 2010 increase in other revenue ($43.1 million) primarily related to milestone receipts ($27.5 million) and other revenues from the Arrow Group.

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

Cost of sales for our Global Generics segment increased 26.6% or $251.8 million to $1,198.9 million in the year ended December 31, 2010 compared to $947.1 million in the prior year. This increase in cost of sales was mainly attributable to the inclusion of Arrow Group during the period ($242.5 million) and higher sales of extended release products ($13.5 million). The increase in cost of sales was partially offset by cost savings from the implementation of our GSCI.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with the development of our products.

R&D expenses within our Global Generics segment increased 38.6% or $54.2 million to $194.6 million for the year ended December 31, 2010 compared to $140.4 million from the prior year. This increase in R&D expenses was due primarily to the inclusion of Arrow Group ($51.2 million).

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Selling and marketing expenses increased 108.1% or $58.1 million to $111.9 million for the year ended December 31, 2010 compared to $53.8 million from the prior year due primarily to the inclusion of Arrow Group selling and marketing expenses in the current period ($61.1 million) which was partially offset by cost savings as a result of the implementation of our Global Supply Chain Initiative.

Global Brands Segment

Net Revenues

Our Global Brands segment includes our promoted products such as Rapaflo®, Gelnique®, Crinone®, Trelstar®, ella® and INFeD® and a number of non-promoted products.

Other revenues in the Global Brands segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

Net revenues from our Global Brands segment for the year ended December 31, 2010 decreased 13.7% or $63.2 million to $397.8 million compared to net revenues of $461.0 million from the prior year. The decrease in net revenues was primarily attributable to the loss of Ferrlecit® ($113.8 million), as our distribution rights for Ferrlecit® terminated on December 31, 2009. The decline in revenues from the loss of Ferrlecit® was partially offset by sales of new products, including Rapaflo®, Gelnique® and Crinone®, higher sales of INFeD® (as sales during 2009 were negatively impacted by a supply interruption) and higher sales of Androderm®. Combined these products resulted in an increase in product sales of $55.2 million. Other revenues also increased by $14.2 million.

The increase in other revenue was primarily due to the out-licensing of a number of legacy brand products including Monodox® and certain forms of Cordran® ($8.0 million), higher co-promotion revenues ($2.8 million) and an increase in international other revenues related to our acquisition of Eden.

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

Cost of sales for our Global Brands segment decreased 0.9% or $0.9 million to $88.4 million in the year ended December 31, 2010 compared to $89.3 million in the prior year. This decrease in cost of sales was attributable to the loss in sales of Ferrlecit® offset by increases in cost of sales due to new products and overall product mix.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research costs, clinical costs and facilities costs associated with the development of our products.

R&D expenses within our Global Brands segment increased 78.3% or $44.6 million to $101.5 million compared to $56.9 million from the prior year primarily due to an increase in milestone payments in the current year ($22.8 million), a fair value adjustment related to a product in development acquired from Columbia Laboratories, Inc. (“Columbia”) ($7.7 million), the inclusion of R&D expenditures from recently acquired Eden ($6.8 million) and higher clinical spending.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Global Brands segment decreased 4.6% or $6.7 million to $137.8 million compared to $144.5 million from the prior year primarily due to lower field force, marketing and support costs ($5.4 million) and lower promotional costs ($2.0 million) due mainly to the loss of Ferrlecit®.

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

Net revenues from our Distribution segment for the year ended December 31, 2010 increased 25.1% or $166.9 million to $830.7 million compared to net revenues of $663.8 million in the prior year primarily due to an increase in net revenues from new product launches ($175.9 million) and higher third party brand product sales ($14.1 million) which were partially offset by a decline in the base business ($23.1 million).

Cost of Sales

Cost of sales for our Distribution segment includes third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales for our Distribution segment increased 26.9% or $150.8 million to $711.2 million in the year ended December 31, 2010 compared to $560.4 million in the prior year due to higher product sales.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs which support the Distribution segment sales and marketing functions.

Distribution segment selling and marketing expenses increased 8.3% or $5.5 million to $70.3 million in the year ended December 31, 2010 as compared to $64.8 million in the prior year primarily due to higher variable costs related to increased sales.

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
	2010	2009	Dollars	%
	($ in millions):

Corporate general and administrative expenses	$436.1	$257.1	$179.0	69.6%
as % of net revenues	12.2%	9.2%

Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses increased 69.6% or $179.0 million to $436.1 million compared to $257.1 million from the prior year due to an increase in accrued legal contingencies and legal costs over the prior year period ($123.0 million), inclusion of Arrow administrative expenses for the period ($50.9 million) and higher Anda bad debt expense ($4.3 million).

Amortization

	Years Ended December 31,		Change
	2010	2009	Dollars	%
	($ in millions):

Amortization	$180.0	$92.6	$87.4	94.4%
as % of net revenues	5.0%	3.3%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization in 2010 increased primarily as a result of the amortization of product rights the Company acquired in the Arrow Acquisition.

Loss on Asset Sales and Impairments

	Years Ended December 31,		Change
	2010	2009	Dollars	%
	($ in millions):

Loss on asset sales and impairments	$30.8	$2.2	$28.6	1300.0%

Due to changes in market conditions in certain international locations, the Company performed an off-cycle impairment review in the fourth quarter of 2010. As a result of this review, the Company recorded an impairment charge for certain acquired in-process research and development (“IPR&D”) intangibles acquired in the Arrow Acquisition of $28.6 million. Additionally, we recognized a loss on the sale of stock in our Sweden subsidiary during the year ended December 31, 2010.

In January 2009, we recognized a $1.5 million gain on the sale of certain property and equipment in Dombivli, India for cash consideration of $3.0 million. In September 2009, we recognized a $3.5 million impairment on an API manufacturing facility in China.

Interest Income

	Years Ended December 31,		Change
	2010	2009	Dollars	%
	($ in millions):

Interest income	$1.6	$5.0	$(3.4)	(68.0)%

Interest income decreased during the year ended December 31, 2010 primarily due to the decrease in interest rates and invested balances over the prior year period.

Interest Expense

	Years Ended December 31,		Change
	2010	2009	Dollars	%
	($ in millions):

Interest expense — $850.0 million Senior Notes due 2014 (the “2014 Notes”) and due 2019 (the “2019 Notes”), together the “Senior Notes”	$48.8	$17.5	$31.3
Interest expense — Preferred accretion	15.2	1.2	14.0
Interest expense — Atorvastatin accretion	12.1	1.0	11.1
Interest expense — Columbia accretion	3.3	—	3.3
Interest expense — Senior Credit Facility with Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	3.7	4.9	(1.2)
Interest expense — Convertible contingent senior debentures (“CODES”)	—	8.9	(8.9)
Interest expense — other	1.0	0.7	0.3

Interest expense	$84.1	$34.2	$49.9	145.9%

Interest expense increased for the year ended December 31, 2010 over the prior year primarily due to interest on the Senior Notes issued in 2009, interest accretion charges on the Mandatorily Redeemable Preferred Stock issued in the Arrow Acquisition, accretion of interest on the atorvastatin contingent consideration obligation and accretion of interest on the Columbia contingent consideration obligation, which was partially offset by interest on the CODES which were redeemed during 2009.

Other Income

	Years Ended December 31,		Change
	2010	2009	Dollars	%
	($ in millions):

Gain (loss) on sale of securities	$25.6	$(1.1)	$26.7
Earnings on equity method investments	1.6	10.8	(9.2)
Loss on early extinguishment of debt	(0.5)	(2.0)	1.5
Other income	1.0	0.2	0.8

	$27.7	$7.9	$19.8	250.6%

Gain (loss) on Sale of Securities

During 2010, we completed the sale of our outstanding shares of Scinopharm Taiwan Ltd. (“Scinopharm”) for net proceeds of approximately $94.0 million and recorded a gain of $23.3 million.

In the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $2.2 million related to our investment in common shares of inVentiv Health, Inc. as the fair value of our investment fell below our carrying value. This loss was partially offset by the receipt of cash proceeds of $1.1 million as additional consideration on the sale of our investment in Adheris, Inc.

Earnings on Equity Method Investments

The Company’s equity investments are accounted for under the equity method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.

The earnings on equity investments for the year ended December 31, 2009 were higher than the current year due to the sale of our outstanding shares of Scinopharm during the first quarter of 2010.

Loss on Early Extinguishment of Debt

In November 2006, we entered into the 2006 Credit Facility in connection with the acquisition of Andrx Corporation (“Andrx”) on November 3, 2006 (the “Andrx Acquisition”). The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”) and is due to expire in November 2011.

For the year ended December 31, 2010, we recognized a $0.5 million loss on early extinguishment of debt due to the early repayment of the remaining amount owing under the Term Facility of the 2006 Credit Facility.

On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility. The terms of the amendment included the repayment of $100.0 million on the Term Facility under the 2006 Credit Agreement not later than December 16, 2009. As a result of the $100.0 million repayment in 2009 under the Term Facility, the Company’s 2009 results reflect a $0.8 million charge for a loss on the early extinguishment of debt in respect of the 2006 Credit Facility.

On September 14, 2009, the CODES were redeemed in accordance with the terms of the CODES. As a result of the redemption of the CODES, the Company’s results for 2009 reflect a $1.2 million loss on the early extinguishment of the CODES.

Provision for Income Taxes

	Years Ended December 31,		Change
	2010	2009	Dollars	%
	($ in millions):

Provision for income taxes	$67.3	$140.6	$(73.3)	(52.1)%
Effective tax rate	26.9%	38.8%

The lower effective tax rate for the year ended December 31, 2010 compared to the prior year, is primarily due to non-recurring tax benefits associated with the closure of the IRS audit for the 2004-2006 tax years, reduction in the statutory tax rates in foreign jurisdictions, tax benefits associated with the Arrow Acquisition and the disposition and write-off of foreign subsidiaries.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO 2008

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Years Ended December 31,
	2009				2008
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total

Product sales	$1,641.8	$393.7	$663.8	$2,699.3	$1,404.0	$397.0	$606.2	$2,407.2
Other revenue	26.4	67.3	—	93.7	70.3	58.0	—	128.3

Net revenues	1,668.2	461.0	663.8	2,793.0	1,474.3	455.0	606.2	2,535.5
Operating expenses:
Cost of sales(1)	947.1	89.3	560.4	1,596.8	883.8	107.1	511.9	1,502.8
Research and development	140.4	56.9	—	197.3	119.2	50.9	—	170.1
Selling and marketing	53.8	144.5	64.8	263.1	55.2	118.2	59.5	232.9

Contribution	$526.9	$170.3	$38.6	735.8	$416.1	$178.8	$34.8	629.7

Contribution margin	31.6%	36.9%	5.8%	26.3%	28.2%	39.3%	5.7%	24.8%

General and administrative				257.1				190.5
Amortization				92.6				80.7
Loss on asset sales and impairments				2.2				0.3

Operating income				$383.9				$358.2

Operating margin				13.7%				14.1%

(1)	Excludes amortization of acquired intangibles including product rights.

Global Generics Segment

Net Revenues

Net revenues from our Global Generics segment during the year ended December 31, 2009 increased 13.2% or $193.9 million to $1,668.2 million compared to net revenues of $1,474.3 million from the prior year.

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

Of the $43.9 million decrease in other revenue, there was a $20.2 million decline in royalties on sales by Sandoz, Inc. of metoprolol succinate 50 mg extended release tablets and reduced royalties on sales by GlaxoSmithKline of Wellbutrin XL® 150 mg. Sales of metoprolol succinate 50 mg declined as Sandoz, Inc. ceased shipping the product in the fourth quarter of 2008. Sales of Wellbutrin XL® 150 mg declined due to increased competition. Other revenue also declined as the prior year period included a $15.0 million milestone payment.

Cost of Sales

Cost of sales for our Global Generics segment increased 7.2% or $63.3 million to $947.1 million in the year ended December 31, 2009 compared to $883.8 million in the prior year. This increase in cost of sales was mainly attributable to the inclusion of Arrow Group results for the month of December ($43.5 million) and higher product sales in the current year partially offset by manufacturing efficiencies as a result of the implementation of our Global Supply Chain Initiative. Arrow Group’s cost of sales for the month of December include $14.2 million of additional inventory costs associated with the fair value step-up in acquired inventory.

Research and Development Expenses

R&D expenses within our Global Generics segment increased 17.8% or $21.2 million to $140.4 million for the year ended December 31, 2009 compared to $119.2 million from the prior year. This increase in R&D expenses was mainly due to higher test chemical and biostudy costs ($14.8 million) and increased international R&D expenditures ($11.4 million), (including those of the recently acquired Arrow Group), partially offset by lower consulting costs ($3.5 million).

Selling and Marketing Expenses

Global Generics selling and marketing expenses decreased 2.5% or $1.4 million to $53.8 million for the year ended December 31, 2009 compared to $55.2 million from the prior year due primarily to cost savings as a result of the implementation of our GSCI.

Global Brands Segment

Net Revenues

Net revenues from our Global Brands segment for the year ended December 31, 2009 increased 1.3% or $6.0 million to $461.0 million compared to net revenues of $455.0 million from the prior year. The increase in net revenues was primarily attributable to higher other revenues ($9.3 million) which was partially offset by lower net product sales ($3.3 million).

The increase in other revenue was primarily due to increased revenues from the Company’s promotion of AndroGel® and Femring® which was partially offset by a decrease in the amount of deferred revenues recognized in 2009.

During 2009, the Global Brands segment launched Rapaflo® and Gelnique® and experienced higher sales of certain non-promoted products in the year. The increase in sales from product launches and sales of certain non-promoted products was offset by declines in sales of both INFeD® and Ferrlecit® during 2009. Lower sales of INFeD® resulted from a supply interruption of INFeD®’s API which is available from only one source. We resumed shipments of INFeD® in July 2009. Lower sales of Ferrlecit® primarily resulted from a customer transitioning to a competing product during the current year period. Our distribution rights for Ferrlecit® terminated on December 31, 2009.

Cost of Sales

Cost of sales for our Global Brands segment decreased 16.6% or $17.8 million to $89.3 million in the year ended December 31, 2009 compared to $107.1 million in the prior year. This decrease in cost of sales was attributable to a $7.7 million inventory reserve charge to cost of sales in 2008 related to our INFeD® product, lower product sales in 2009 and lower unit manufacturing costs for products we manufacture due to higher manufacturing volumes at certain manufacturing sites.

Research and Development Expenses

R&D expenses within our Global Brands segment increased 11.8% or $6.0 million to $56.9 million in the year ended December 31, 2009 compared to $50.9 million from the prior year primarily due to a higher clinical spending ($4.4 million) and higher labor costs ($2.7 million) which were partially offset by lower milestone payments in 2009.

Selling and Marketing Expenses

Selling and marketing expenses within our Global Brands segment increased 22.3% or $26.3 million to $144.5 million in the year ended December 31, 2009 compared to $118.2 million from the prior year primarily due to higher expenditures in 2009 to support launch activities related to Rapaflo® and Gelnique®.

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

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	($ in millions):

Corporate general and administrative expenses	$257.1	$190.5	$66.6	35.0%
as % of net revenues	9.2%	7.5%

Corporate general and administrative expenses increased 35.0% or $66.6 million to $257.1 million in the year ended December 31, 2009 compared to $190.5 million from the prior year due to an increase in legal settlements ($24.7 million), acquisition and integration costs ($16.6 million), higher litigation and legal costs ($13.5 million) and as well as general and administrative costs from the inclusion of Arrow Group results for the month of December ($6.2 million). In addition, 2008 was favorably impacted by the settlement of a tax-related liability ($5.9 million) as a result of the resolution of the Internal Revenue Service (“IRS”) federal income tax return examination.

Amortization

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	($ in millions):

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

Interest Income

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	($ in millions):

Interest income	$5.0	$9.0	$(4.0)	(44.4)%

Interest income decreased during the year ended December 31, 2009 primarily due to the decrease in interest rates over the prior year period.

Interest Expense

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	($ in millions):

Interest expense — Senior Notes	$17.5	$—	$17.5
Interest expense — CODES	8.9	12.6	(3.7)
Interest expense — 2006 Credit Facility due 2011	4.9	15.4	(10.5)
Interest expense — Preferred accretion	1.2	—	1.2
Interest expense — Atorvastatin accretion	1.0	—	1.0
Interest expense — other	0.7	0.2	0.5

Interest expense	$34.2	$28.2	$6.0	21.1%

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

Other Income

	Years Ended December 31,		Change
	2009	2008	Dollars	%
	($ in millions):

Earnings on equity method investments	$10.8	$10.6	$0.2
(Loss) gain on sale of securities	(1.1)	9.6	(10.7)
Loss on early extinguishment of debt	(2.0)	(1.1)	(0.9)
Other income	0.2	0.2	—

	$7.9	$19.3	$(11.4)	(59.1)%

Earnings on Equity Method Investments

The earnings on equity investments for the year ended December 31, 2009 and 2008 primarily represent our share of equity earnings in Scinopharm. As discussed in “NOTE 4 — Acquisitions and Divestitures” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, the Company sold its shares in Scinopharm in 2010.

(Loss) Gain on Sale of Securities

The 2008 gain on sale of securities primarily related to the Company’s sale of our fifty percent interest in Somerset Pharmaceuticals, Inc. (“Somerset”), our joint venture with Mylan Inc.

Loss on Early Extinguishment of Debt

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

As a result of the redemption of the CODES on September 14, 2009, the Company’s results for 2009 reflect a $1.2 million loss on the early extinguishment of the CODES.

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
	($ in millions):

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2010 and 2009 is summarized as follows:

			Increase
	2010	2009	(Decrease)
		Revised
	($ in millions):

Current Assets:
Cash and cash equivalents	$282.8	$201.4	$81.4
Marketable securities	11.1	13.6	(2.5)
Accounts receivable, net of allowances	560.9	517.4	43.5
Inventories, net	631.0	692.3	(61.3)
Prepaid expenses and other current assets	134.2	213.9	(79.7)
Deferred tax assets	179.4	130.9	48.5

Total current assets	1,799.4	1,769.5	29.9

Current liabilities:
Accounts payable and accrued expenses	741.1	614.3	126.8
Short-term debt and current portion of long-term debt	—	307.6	(307.6)
Income taxes payable	39.9	78.4	(38.5)
Other	39.7	47.6	(7.9)

Total current liabilities	820.7	1,047.9	(227.2)

Working Capital	$978.7	$721.6	$257.1

Current Ratio	2.19	1.69

In 2010, our working capital increased by $257.1 million to $978.7 million from $721.6 million in 2009 primarily related to cash provided by operating activities and cash received from the sale of Scinopharm, partially offset by expenditures on business acquisitions, investments, property and equipment and debt repayments.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Years Ended December 31,
	2010	2009	2008
	($ in millions):

Net cash provided by operating activities	$571.0	$376.8	$416.6

Cash flows from operations represents net income adjusted for certain non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $571.0 million in 2010, compared to $376.8 million in 2009 and $416.6 million in 2008. Net cash provided by operations was higher in 2010 compared to 2009, as accounts payable and accrued expenses increased in 2010, inventory decreased in 2010, $55.0 million was collected on an acquisition-related receivable during 2010 and net income adjusted for amortization charges was higher in 2010. Net cash provided by operations was lower in 2009 compared to 2008 primarily due to comparatively higher levels of inventory and accounts receivables partially offset by decreased levels of accounts payable and accrued expenses.

Management expects that available cash balances and 2011 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2011 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	($ in millions):

Net cash used in investing activities	$74.1	$1,036.1	$93.4

Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions, as well as proceeds from investment and marketable security sales. We used $74.1 million in net cash for investing activities during 2010 compared to $1,036.1 million in 2009 and $93.4 million in 2008. Net cash used in investing activities was lower in 2010 compared to 2009 due primarily to the Arrow Acquisition in 2009. Net cash used in investing activities was higher in 2009 compared to 2008 primarily due to the Arrow Acquisition.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	($ in millions):

Net cash (used in) provided by financing activities	$(411.3)	$353.1	$(20.2)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from exercising of stock options. For 2010, net cash used in financing activities was $411.3 million compared to $353.1 million provided by financing activities during 2009 and $20.2 million used in financing activities during 2008. Cash used in financing activities in 2010 primarily related to the repayment of $400.0 million on the 2006 Credit Facility. Cash provided by financing activities in 2009 primarily related to net proceeds received from the issue of $850.0 million under the Senior Notes and net borrowings of $100.0 million under the 2006 Credit Facility which was partially offset by the redemption of the CODES. During 2008, we prepaid $75.0 million and borrowed $50.0 million under our 2006 Credit Facility.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

			Increase
	2010	2009	(Decrease)
	($ in millions):

Short-term debt and current portion of long-term debt	$—	$307.6	$(307.6)
Long-term debt	1,016.2	1,150.2	(134.0)

Total debt outstanding	$1,016.2	$1,457.8	$(441.6)

Debt to capital ratio	23.5%	32.5%

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

In November 2006, we entered into the 2006 Credit Facility. The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million Revolving Facility and a $650.0 million Term Facility and an initial interest rate equal to LIBOR plus 0.75% (subject to certain adjustments). In July 2010, the interest rate on the 2006 Credit Facility was reduced to LIBOR plus 0.625%.

The 2006 Credit Facility has a five-year term and matures in November 2011. Indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries. The Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions.

On July 1, 2009, the Company entered into an amendment to the 2006 Credit Facility which, among other things, provided certain modifications and clarifications with respect to refinancing of the Company’s outstanding indebtedness, allowed an increase in the Company’s ability to incur general unsecured indebtedness from $100.0 million to $500.0 million and provides an exclusion from certain restrictions under the 2006 Credit Facility on up to $151.4 million of certain anticipated acquired indebtedness under the Arrow Acquisition. The terms of the amendment also required the repayment of $100.0 million on the Term Facility under the 2006 Credit Agreement. As a result of this $100.0 million repayment, the Company’s results for the year ended December 31, 2009 reflect a $0.8 million charge for losses on the early extinguishment of debt in respect of the 2006 Credit Facility. In addition to the above repayment on the Term Facility of the 2006 Credit Facility, the Company also made a $75.0 million repayment on the Revolving Facility of the 2006 Credit Facility in the year ended December 31, 2009. The Company borrowed $275.0 million under the Revolving Facility in 2009 to fund a portion of the cash consideration for the Arrow Acquisition.

During the year ended December 31, 2010, we incurred $0.5 million charge for losses on the early extinguishment of debt in respect of the 2006 Credit Facility matures in November 2011. As of December 31, 2010, no amounts were outstanding on either the Revolving Facility or the Term Facility of the 2006 Credit Facility.

Under the terms of the 2006 Credit Facility, each of our subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of December 31, 2010, were in compliance with financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:

•	maintenance of a minimum net worth of at least $1.7 billion;

•	maintenance of a maximum leverage ratio not greater than 2.50 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.

At December 31, 2010, our net worth was $3.3 billion, and our leverage ratio was 1.01 to 1.0. Our interest coverage ratio for the period ended December 31, 2010 was 15.7 to 1.0.

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

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2010. Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest on Debt)
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
	(In millions):

Long-term debt and other debt(1)	$1,345.2	$47.2	$783.2	$50.5	$464.3
Contingent consideration liabilities(2)	264.6	46.5	211.3	6.0	0.8
Operating lease obligations	135.9	24.4	45.7	22.8	43.0
Milestone obligations(3)	48.2	11.0	26.0	11.2	—
Other obligations and commitments(4)	99.8	19.0	14.8	5.4	60.6

Total(5)	$1,893.7	$148.1	$1,081.0	$95.9	$568.7

(1)	Amounts represent total anticipated cash payments and anticipated interest payments, as applicable, on the Senior Notes, the Mandatorily Redeemable Preferred Stock and amounts outstanding on our long term-debt obligations assuming existing debt maturity or redemption schedules. The maturity schedule in the above table in respect of the Mandatorily Redeemable Preferred Stock assumes redemption in cash on December 2, 2012, the third anniversary of issuance, in accordance with the terms of the Share Purchase Agreement. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations.

(2)	Amount represents contingent payment obligations resulting from the Arrow Acquisition and the Columbia acquisition. Arrow Acquisition contingent obligations include amounts due to Arrow Selling Shareholders on the after-tax gross profits on sales of atorvastatin in the U.S. as described in the Acquisition Agreement. Columbia acquisition contingent obligations include amounts due to Columbia primarily related to anticipated future milestone payments and royalty payments. For a more detailed description of the terms of the contingent consideration liabilities, refer to “NOTE 10 — Other Long-Term Liabilities” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2010, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above.

We are involved in certain joint venture arrangements that are intended to complement our core business and markets. We have the discretion to provide funding on occasion for working capital or capital expenditures. We make an evaluation of additional funding based on an assessment of the venture’s business opportunities. We believe that any possible commitments arising from the current arrangements will not be significant to our financial condition, results of operations or liquidity.

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

Revenue and Provision for Sales Returns and Allowances

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. When we recognize revenue from the sale of our products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. We use a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

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

Inventory Valuation

Inventories consist of finished goods held for distribution, raw materials and work in process. Included in inventory are generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already U.S. Food and Drug Administration approved and is awaiting a contractual triggering event to enter the marketplace. Inventory valuation reserves are established based on a number of factors/situations including, but not limited to, raw materials, work in process, or finished goods not meeting product specifications, product obsolescence, or lower of cost (first-in, first-out method) or market (net realizable value). The determination of events requiring the establishment of inventory valuation reserves, together with the calculation of the amount of such reserves may require judgment. Assumptions utilized in our quantification of inventory reserves include, but are not limited to, estimates of future product demand, consideration of current and future market conditions, product net selling price, anticipated product launch dates, potential product obsolescence and other events relating to special circumstances surrounding certain products. No material adjustments have been required to our inventory reserve estimates for the periods presented. Adverse changes in assumptions utilized in our inventory reserve calculations could result in an increase to our inventory valuation reserves and higher cost of sales.

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

Our equity investments are accounted for under the equity method when the Company can exert significant influence and ownership does not exceed 50%. We account for joint ventures using the equity method. We record equity method investments at cost and adjust for the appropriate share of investee net earnings or losses. Investments in which the Company owns less than a 20% interest and cannot exert significant influence are accounted for using the cost method if the fair value of such investments is not readily determinable.

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

Product rights and other definite-lived intangible assets are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in net income in the period that the impairment occurs. Our projections of discounted cash flows using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other definite-lived intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other definite-lived intangible assets which could trigger impairment.

Goodwill and Intangible Assets with Indefinite-Lives

We test goodwill and intangible assets with indefinite-lives for impairment annually at the end of the second quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units have been identified by Watson as Global Generics, Global Brands and Distribution. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net income and earnings per share. During the second quarter of 2010, the Company performed its annual impairment assessment of goodwill, IPR&D and trade name intangible assets with indefinite-lives and determined there was no impairment. Due to changes in market conditions in certain international locations, the Company performed an off-cycle impairment review in the fourth quarter of 2010 and recorded a $28.6 million impairment charge related to certain IPR&D assets acquired in the Arrow Acquisition.

Included in intangible assets with indefinite-lives are trade name intangible assets acquired prior to January 1, 2009 and IPR&D intangibles acquired after January 1, 2009. Upon adoption of FASB issued authoritative guidance on January 1, 2009, using the purchase method of accounting, IPR&D intangible assets are recognized at their fair value on the balance sheet regardless of the likelihood of success of the related product or technology. Prior to January 1, 2009, amounts allocated to IPR&D intangible assets were expensed at the date of acquisition.

IPR&D intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that we have acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets will be subject to impairment testing until completion or abandonment of each project. Impairment testing will require the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. Changes in these assumptions or uncertainties could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and launch of the product, Watson will make a separate determination of useful life of the intangible, transfer the amount to currently marketed products and amortization expense will be recorded over the estimated useful life.

Allocation of Acquisition Fair Values to Assets Acquired and Liabilities Assumed

We account for acquired businesses using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is allocated to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Beginning in 2009, amounts allocated to IPR&D are included on the balance sheet (refer to discussion above in “Goodwill and Intangible Assets with Indefinite Lives”). Intangible assets, including IPR&D assets upon successful completion of the project and launch of the product, are amortized on a straight-line basis to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amount of amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates, post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value will be reflected as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent payment obligations. Adverse changes in assumptions utilized in our contingent consideration fair value estimates could result in an increase in our contingent consideration obligation and a corresponding charge to operating income.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. The amendment is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The adoption of the statement will not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to the disclosure requirements for fair value measurements. The amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of the statement will not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB ratified accounting guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendment is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The adoption of the statement will not have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk). We have not used derivative financial instruments in our investment portfolio.

We maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and government agency obligations with ratings of AA or better, money market funds with ratings of AAm or better, and time deposits with financial institutions with short-term ratings of A-1/P-1 or higher by S&P and Moody’s, respectively. Our investments in marketable securities are governed by our investment policy which seeks to preserve the value of our principal, provide liquidity and maximize return on the Company’s investments. Additionally, our investment policy limits the amount invested with any one counterparty and places limits on an investments maximum maturity. Consequently, our interest rate and principal risk are minimal on our non-equity investment portfolio. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

As of December 31, 2010, our total holdings in equity securities of other companies, including equity method investments and available-for-sale securities, were $64.3 million. Of this amount, we had equity method investments of $40.2 million and publicly traded equity securities (available-for-sale securities) at fair value totaling $23.9 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment. Our cash is invested in bank deposits and AAm-rated money market mutual funds.

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

Based on the quoted market value of our Senior Notes as of December 31, 2010, the fair value was $71.0 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

We operate and transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for 2010, 2009 or 2008.

At this time, we have no material commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements set forth in Item 15 (a) under the caption ‘‘Consolidated Financial Statements and Supplementary Data” as a part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. However, our assessment of the disclosure controls and procedures with respect to the Company’s equity method investees did include an assessment of the controls over the recording of amounts related to our investments that are recorded in our consolidated financial statements, including controls over the selection of accounting methods for our investments, the recognition of equity method earnings and losses and the determination, valuation and recording of our investment account balances.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined under Rule 13a-15(f) of the Exchange Act. We maintain internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15(a)(1) of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2010, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have filed with the New York Stock Exchange the most recent annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2011 Annual Meeting of Stockholders to be held on May 13, 2011 (our “2011 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee section of our 2011 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

Below are our executive officers as of February 21, 2011:

Name	Age	Principal Position with Registrant

Paul M. Bisaro	50	President and Chief Executive Officer
Sigurdur O. Olafsson	42	Executive Vice President, Global Generics
G. Frederick Wilkinson	54	Executive Vice President, Global Brands
Albert Paonessa, III	50	Executive Vice President, Chief Operating Officer, Distribution Division
Robert A. Stewart	43	Executive Vice President, Global Operations
R. Todd Joyce	53	Senior Vice President, Chief Financial Officer
David A. Buchen	46	Senior Vice President, General Counsel, and Secretary
Clare Carmichael	51	Senior Vice President, Human Resources
Charles M. Mayr	54	Senior Vice President, Corporate Affairs

Paul M. Bisaro

Paul M. Bisaro, age 50, has served as President and Chief Executive Officer since September 2007. Prior to joining Watson, Mr. Bisaro was President and Chief Operating Officer of Barr Pharmaceuticals, Inc. (“Barr”) from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel and from 1997 to 1999 served in various additional capacities including Senior Vice President — Strategic Business Development. Prior to joining Barr, he was associated with the law firm Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds from 1989 to 1992. Mr. Bisaro also served as a Senior Consultant with Arthur Andersen & Co. Mr. Bisaro received his undergraduate degree in General Studies from the University of Michigan in 1983 and a Juris Doctor from Catholic University of America in Washington, D.C. in 1989.

Sigurdur O. Olafsson

Sigurdur O. Olafsson, age 42, was appointed Executive Vice President, Global Generics Division on September 1, 2010. Prior to joining Watson, Mr. Olafsson served as Chief Executive Officer of the Actavis Group from 2008 to 2010. From 2006 until 2008 Mr. Olafsson served as Deputy CEO of the Actavis Group and was CEO, Actavis Inc. U.S. and Chief Executive Corporate Development from 2003 to 2006, where he led Actavis’ sales and marketing organization. Prior to joining Actavis, he held a number of senior positions with Pfizer’s Global Research and Development organization in both the U.S. and the U.K. from 1998 to 2003. Prior to joining Pfizer, he served as Head of Drug Development for Omega Farma in Iceland for four years. Mr. Olafsson has a M.S. in Pharmacy (Cand Pharm) from the University of Reykjavik.

G. Frederick Wilkinson

G. Frederick Wilkinson, age 54, was appointed Executive Vice President, Global Brands on September 21, 2009. Prior to joining Watson, Mr. Wilkinson was President and Chief Operating Officer of Duramed Pharmaceuticals, Inc. the proprietary products subsidiary of Barr from 2006 to 2009. Prior to joining Duramed Pharmaceuticals, Inc., he was President and Chief Executive Officer of Columbia Laboratories, Inc. from 2001 to 2006. From 1996 to 2001, Mr. Wilkinson was Senior Vice President and Chief Operating Officer of Watson Pharmaceuticals, Inc. Prior to joining Watson, he spent sixteen years at Sandoz in numerous senior management positions of increasing responsibility. Mr. Wilkinson received his M.B.A. from Capital University in 1984 and his B.S. in Pharmacy from Ohio Northern University in 1979.

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

Robert A. Stewart

Robert A. Stewart, age 43, was appointed Executive Vice President, Global Operations on August 3, 2010. Mr. Stewart joined Watson in November 2009 as Senior Vice President, Global Operations. Prior to joining Watson, Mr. Stewart held various positions with Abbott Laboratories, Inc. from 2002 until 2009 where he most recently served as Vice President, Global Supply Chain. From 2005 until 2008, he served as Divisional Vice President, Quality Assurance and prior to this position served as Divisional Vice President for U.S./Puerto Rico and Latin America Plant Operations as well as Director of Operations for Abbott’s Whippany plant. Prior to joining Abbott Laboratories, Inc., he worked for Knoll Pharmaceutical Company from 1995 to 2001 and Hoffman La-Roche Inc. Mr. Stewart received B.S. degrees in Business Management / Finance in 1994 from Fairleigh Dickinson University.

R. Todd Joyce

R. Todd Joyce, age 53, was appointed Senior Vice President, Chief Financial Officer of Watson on October 30, 2009. Mr. Joyce joined Watson in 1997 as Corporate Controller, and was named Vice President, Corporate Controller and Treasurer in 2001. During the periods October 2006 to November 2007 and from July 2009 until his appointment as Chief Financial Officer, Mr. Joyce served as interim Principal Financial Officer. Prior to joining Watson, Mr. Joyce served as Vice President of Tax from 1992 to 1996 and as Vice President of Tax and Finance from 1996 until 1997 at ICN Pharmaceuticals. Prior to ICN Pharmaceuticals, Mr. Joyce served as a Certified Public Accountant with Coopers & Lybrand and Price Waterhouse. Mr. Joyce received a B.S. in Business Administration from the University of North Carolina at Chapel Hill in 1983 and a M.S. in Taxation from Golden State University in 1992.

David A. Buchen

David A. Buchen, age 46, has served as Senior Vice President, General Counsel and Secretary since November 2002. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkeley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Clare Carmichael

Clare Carmichael, age 51, was appointed Senior Vice President, Human Resources of Watson effective August 12, 2008. Prior to joining Watson, Ms. Carmichael was Vice President, Human Resources for Schering-Plough Research Institute. Ms Carmichael was Vice President, Human Resources for Eyetech Pharmaceuticals Inc. from 2003 to 2005. She also held positions of increasing responsibility at Pharmacia Corporation until 2003. Ms. Carmichael received a B.A. in Psychology from Rider University in 1981.

Charles M. Mayr

Charles M. Mayr, age 54, was appointed Senior Vice President, Corporate Affairs of Watson effective September 2009. Prior to joining Watson, Mr. Mayr operated an advertising and public relations consulting company, serving such clients as Watson, the Generic Pharmaceuticals Association, Barr and a variety of professional associations and consumer products and service companies. Prior to starting his consultancy business, he served as director of corporate communications for Barr. Prior to joining Barr, he served as director of global communications for Sterling Drug Inc., the global brand and consumer health products pharmaceutical subsidiary of Kodak. Mr. Mayr began his career as a broadcast and print journalist and has a B.A. in journalism from New York University.

Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified, and may be removed at any time by the affirmative vote of a majority of the Board of Directors. We have employment agreements with most of our executive officers. There are no family relationships between any director and executive officer of Watson.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Section 16(a) Beneficial Ownership Reporting Compliance section of our 2011 Proxy Statement and is incorporated herein by reference.

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

The information concerning executive and director compensation, and concerning our compensation committee and the compensation committee report for Watson required under this Item is incorporated herein by reference to the “Compensation Discussion and Analysis” section of our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters and the equity compensation plan information required under this Item is incorporated herein by reference to the “Beneficial Ownership of Stockholders, Directors and Executive Officers” and “Equity Compensation Plan Information as of December 31, 2010” sections of our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” and “Director Independence” sections of our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference to the “Audit Fees” section of our 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements and Supplementary Data

2. Financial Statement Schedule

Page

Schedule II — Valuation and Qualifying Accounts	F-48

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits

Reference is hereby made to the Exhibit Index immediately following page F-49 Supplementary Data (Unaudited) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Watson Pharmaceuticals, Inc.
(Registrant)

By:	/s/ PAUL M. BISARO
Paul M. Bisaro
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul M. Bisaro Paul M. Bisaro	President, Chief Executive Officer and Director	February 21, 2011

/s/ R. Todd Joyce R. Todd Joyce	Senior Vice President — Chief Financial Officer (Principal Financial Officer)	February 21, 2011

/s/ Andrew L. Turner Andrew L. Turner	Chairman	February 21, 2011

/s/ Christopher W. Bodine Christopher W. Bodine	Director	February 21, 2011

/s/ Michael J. Fedida Michael J. Fedida	Director	February 21, 2011

/s/ Michel J. Feldman Michel J. Feldman	Director	February 21, 2011

/s/ Albert F. Hummel Albert F. Hummel	Director	February 21, 2011

/s/ Catherine M. Klema Catherine M. Klema	Director	February 21, 2011

/s/ Jack Michelson Jack Michelson	Director	February 21, 2011

/s/ Tony S. Tabatznik Tony S. Tabatznik	Director	February 21, 2011

/s/ Ronald R. Taylor Ronald R. Taylor	Director	February 21, 2011

/s/ Fred G. Weiss Fred G. Weiss	Director	February 21, 2011

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Watson Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, of stockholders’ equity and of comprehensive income present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Orange County, CA
February 21, 2011

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
		(Revised)
	(In millions,
	except par value)

ASSETS
Current Assets:
Cash and cash equivalents	$282.8	$201.4
Marketable securities	11.1	13.6
Accounts receivable, net of allowances for doubtful accounts of $12.5 and $5.4	560.9	517.4
Inventories, net	631.0	692.3
Prepaid expenses and other current assets	134.2	213.9
Deferred tax assets	179.4	130.9

Total current assets	1,799.4	1,769.5
Property and equipment, net	642.3	694.2
Investments and other assets	84.5	114.5
Deferred tax assets	141.0	110.8
Product rights and other intangibles, net	1,632.0	1,713.5
Goodwill	1,528.1	1,501.0

Total assets	$5,827.3	$5,903.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$741.1	$614.3
Income taxes payable	39.9	78.4
Short-term debt and current portion of long-term debt	—	307.6
Deferred tax liabilities	20.8	31.3
Deferred revenue	18.9	16.3

Total current liabilities	820.7	1,047.9
Long-term debt	1,016.1	1,150.2
Deferred revenue	18.2	31.9
Other long-term liabilities	183.1	118.7
Other taxes payable	65.1	76.0
Deferred tax liabilities	441.5	455.7

Total liabilities	2,544.7	2,880.4

Commitments and contingencies
Equity:
Preferred stock; no par value per share; 2.5 shares authorized	—	—
Common stock; $0.0033 par value per share; 500.0 shares authorized 135.5 and 133.0 shares issued and 125.8 and 123.4 shares outstanding, respectively	0.4	0.4
Additional paid-in capital	1,771.8	1,686.9
Retained earnings	1,824.5	1,640.1
Accumulated other comprehensive (loss) income	(2.5)	1.9
Treasury stock, at cost; 9.7 and 9.6 shares held, respectively	(312.5)	(306.2)

Total stockholders’ equity	3,281.7	3,023.1
Noncontrolling interest	0.9	—

Total equity	3,282.6	3,023.1

Total liabilities and equity	$5,827.3	$5,903.5

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In millions, except per share amounts)

Net revenues	$3,566.9	$2,793.0	$2,535.5

Operating expenses:
Cost of sales (excludes amortization, presented below)	1,998.5	1,596.8	1,502.8
Research and development	296.1	197.3	170.1
Selling and marketing	320.0	263.1	232.9
General and administrative	436.1	257.1	190.5
Amortization	180.0	92.6	80.7
Loss on asset sales and impairments	30.8	2.2	0.3

Total operating expenses	3,261.5	2,409.1	2,177.3

Operating income	305.4	383.9	358.2

Other (expense) income:
Interest income	1.6	5.0	9.0
Interest expense	(84.1)	(34.2)	(28.2)
Other income	27.7	7.9	19.3

Total other (expense) income, net	(54.8)	(21.3)	0.1

Income before income taxes and noncontrolling interest	250.6	362.6	358.3
Provision for income taxes	67.3	140.6	119.9

Net income	183.3	222.0	238.4
Loss attributable to noncontrolling interest	1.1	—	—

Net income attributable to common shareholders	$184.4	$222.0	$238.4

Earnings per share:
Basic	$1.51	$2.11	$2.32

Diluted	$1.48	$1.96	$2.09

Weighted average shares outstanding:
Basic	122.4	105.0	102.8

Diluted	124.2	116.4	117.7

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Cash Flows From Operating Activities:
Net income	$183.3	$222.0	$238.4

Reconciliation to net cash provided by operating activities:
Depreciation	101.9	96.4	90.0
Amortization	180.0	92.6	80.7
Provision for inventory reserve	50.0	51.0	45.7
Share-based compensation	23.5	19.1	18.5
Deferred income tax (benefit) provision	(118.3)	(19.0)	3.5
(Gain) loss on sale of securities	(27.3)	1.1	(9.6)
Loss on asset sales and impairment	29.8	2.6	0.3
Increase in allowance for doubtful accounts	9.5	3.4	1.2
Accretion of preferred stock and contingent payment consideration	38.4	2.2	—
Other, net	11.3	(7.6)	(13.9)
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(57.1)	(108.2)	(39.1)
Inventories	10.5	(82.2)	(28.2)
Prepaid expenses and other current assets	55.4	9.1	33.3
Accounts payable and accrued expenses	96.5	72.0	(17.6)
Deferred revenue	(10.6)	2.0	(14.5)
Income taxes payable	(20.8)	16.9	24.6
Other assets	15.0	3.4	3.3

Total adjustments	387.7	154.8	178.2

Net cash provided by operating activities	571.0	376.8	416.6

Cash Flows From Investing Activities:
Additions to property and equipment	(56.6)	(55.4)	(63.5)
Additions to product rights and other intangibles	(10.9)	(16.5)	(37.0)
Additions to marketable securities	(5.5)	(8.0)	(8.2)
Additions to long-term investments	(43.7)	—	—
Proceeds from sale of property and equipment	2.7	3.0	—
Proceeds from sales of marketable securities	9.5	9.0	6.7
Proceeds from sale of investments	95.4	—	8.2
Acquisition of business, net of cash acquired	(67.5)	(968.2)	—
Other investing activities, net	2.5	—	0.4

Net cash used in investing activities	(74.1)	(1,036.1)	(93.4)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	1,109.9	—
Principal payments on debt	(459.7)	(786.6)	(95.6)
Proceeds from borrowings on short-term debt	—	—	67.9
Proceeds from stock plans	54.7	33.4	8.4
Repurchase of common stock	(6.3)	(3.6)	(0.9)

Net cash (used in) provided by financing activities	(411.3)	353.1	(20.2)

Effect of currency exchange rate changes on cash and cash equivalents	(4.2)	—	—

Net increase (decrease) in cash and cash equivalents	81.4	(306.2)	303.0
Cash and cash equivalents at beginning of period	201.4	507.6	204.6

Cash and cash equivalents at end of period	$282.8	$201.4	$507.6

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$49.4	$17.3	$24.4

Income taxes, net of refunds	$193.9	$142.7	$91.8

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Total
	(In millions)

BALANCE, January 1, 2008	113.1	$0.4	$968.8	$1,179.7	$2.4	(9.5)	$(301.7)	$1,849.6
Comprehensive income:
Net income	—	—	—	238.4	—	—	—	238.4
Unrealized losses on securities, net of tax	—	—	—	—	(1.0)	—	—	(1.0)
Unrealized loss on cash flow hedge, net of tax	—	—	—	—	0.9	—	—	0.9
Translation adjustment	—	—	—	—	(5.5)	—	—	(5.5)

Total comprehensive income								232.8
Share-based compensation	—	—	18.5	—	—	—	—	18.5
Common stock issued under employee stock plans	1.0	—	8.4	—	—	—	—	8.4
Tax benefits from exercise of options	—	—	0.2	—	—	—	—	0.2
Repurchase of common stock	—	—	—	—	—	—	(0.9)	(0.9)

BALANCE, December 31, 2008	114.1	$0.4	$995.9	$1,418.1	$(3.2)	(9.5)	$(302.6)	$2,108.6
Comprehensive income:
Net income	—	—	—	222.0	—	—	—	222.0
Unrealized gains on securities, net of tax	—	—	—	—	3.3	—	—	3.3
Translation adjustment	—	—	—	—	1.8	—	—	1.8

Total comprehensive income								227.1
Share-based compensation	—	—	19.1	—	—	—	—	19.1
Common stock issued under employee stock plans	2.0	—	33.4	—	—	—	—	33.4
Common stock issued on acquisition	16.9	—	636.2	—	—	—	—	636.2
Tax benefits from exercise of options	—	—	2.3	—	—	—	—	2.3
Repurchase of common stock	—	—	—	—	—	(0.1)	(3.6)	(3.6)

BALANCE, December 31, 2009	133.0	$0.4	$1,686.9	$1,640.1	$1.9	(9.6)	$(306.2)	$3,023.1
Comprehensive income:
Net income	—	—	—	184.4	—	—	—	184.4
Unrealized gains on securities, net of tax	—	—	—	—	7.1	—	—	7.1
Translation adjustment	—	—	—	—	(11.5)	—	—	(11.5)

Total comprehensive income								180.0
Share-based compensation	—	—	23.5	—	—	—	—	23.5
Common stock issued under employee stock plans	2.5	—	54.7	—	—	—	—	54.7
Tax benefits from exercise of options	—	—	6.7	—	—	—	—	6.7
Repurchase of common stock	—	—	—	—	—	(0.1)	(6.3)	(6.3)

BALANCE, December 31, 2010	135.5	$0.4	$1,771.8	$1,824.5	$(2.5)	(9.7)	$(312.5)	$3,281.7

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business

Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacturing, marketing, sale and distribution of brand and generic pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in the United States of America (“U.S.”) and, beginning in 2009, in key international markets including Western Europe, Canada, Australasia, South America and South Africa.

Acquisition of Arrow Group

On December 2, 2009 (the “Acquisition Date”), Watson completed its acquisition of all the outstanding equity of Robin Hood Holdings Limited, a Malta private limited liability company, and Cobalt Laboratories, Inc., a Delaware corporation (together the “Arrow Group”). The Arrow Group is principally engaged in the manufacture and distribution of generic pharmaceuticals and operates in the U.S. and international markets including Western Europe, Canada, Australasia, South America and South Africa.

As a result of the acquisition of the Arrow Group, Watson also acquired a 36% ownership interest in Eden Biopharm Group Limited (“Eden”), a company which provides development and manufacturing services for early-stage biotech companies. In January 2010, we repurchased the remaining interest in Eden for $15.0 million. Eden’s results are included in the Global Brands segment. For additional information on the acquisition of the Arrow Group, refer to “NOTE 4 — Acquisitions and Divestitures.”

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The consolidated financial statements include the accounts of wholly-owned subsidiaries, after elimination of intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the current-year presentation.

Our consolidated financial statements include the financial results of the Arrow Group subsequent to the Acquisition Date.

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to the determination of sales returns and allowances (“SRA”) for accounts receivable and accrued liabilities, valuation of inventory balances, the determination of useful lives for intangible assets and the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Watson’s actual results could differ materially from those estimates.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

For most of the Company’s international operations, the local currency has been determined to be the functional currency. We translate functional currency assets and liabilities to their U.S. dollar equivalents at rates in effect at the balance sheet date and record these translation adjustments as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the consolidated balance sheets. We translate functional currency statement of income amounts to their U.S. dollar equivalents at the average rates for the period. The effects of converting non-functional currency assets and liabilities into the functional currency are recorded as general and administrative expenses in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, our $450.0 million aggregate principal amount of 5.000% notes due August 14, 2014 (the “2014 Notes”) and $400.0 million aggregate principal amount of 6.125% notes due August 14, 2019 (the “2019 Notes”) (together the “Senior Notes”) and our Senior Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as administrative agent (the “2006 Credit Facility”). The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded are based on quoted market prices. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates of interest and maturity schedules for similar issues. At December 31, 2010, the fair value of our Senior Notes was approximately $71.0 million greater than the carrying value.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Included in inventory at December 31, 2010 and 2009 is approximately $4.6 million and $14.1 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs associated with internally developed software are accounted for in accordance with the guidance for the treatment of costs associated with computer software development that defines those costs to be capitalized and those to be expensed. The Company capitalizes interest on qualified construction projects. At the time property and equipment are retired from service, the cost and accumulated depreciation is removed from the respective accounts and the related gains or losses are reflected in income.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Investments

The Company’s equity investments are accounted for under the equity method when the Company can exert significant influence and ownership does not exceed 50%. Watson accounts for its joint ventures using the equity method. The Company records equity method investments at cost and adjust for the appropriate share of investee net earnings or losses. Investments in which the Company owns less than a 20% interest and cannot exert significant influence are accounted for using the cost method if the fair value of such investments is not readily determinable.

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

Goodwill and Intangible Assets with Indefinite-Lives

We test goodwill and intangible assets with indefinite-lives for impairment annually at the end of the second quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, we may perform tests between annual tests if an event occurs or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units have been identified by Watson as Global Generics, Global Brands and Distribution. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net income and earnings per share. During the second quarter of 2010, the Company performed its annual impairment assessment of goodwill, acquired in-process research and development (“IPR&D”) intangibles and trade name intangible assets with indefinite-lives and determined there was no impairment. Due to changes in market conditions in certain international locations, the Company performed an off-cycle impairment review in the fourth quarter of 2010 and recorded a $28.6 million impairment charge related to certain IPR&D assets acquired in the Arrow Acquisition. (Refer to “Note 8 — Goodwill, Product Rights and Other Intangibles” for additional details.)

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in intangible assets with indefinite-lives are trade name intangible assets acquired prior to January 1, 2009 and IPR&D intangibles acquired after January 1, 2009. Upon adoption of Financial Accounting Standards Board (“FASB”) issued authoritative guidance on January 1, 2009, using the purchase method of accounting, IPR&D intangible assets are recognized at their fair value on the balance sheet regardless of the likelihood of success of the related product or technology. Prior to January 1, 2009, amounts allocated to IPR&D intangible assets were expensed at the date of acquisition.

IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that we have acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. Changes in these assumptions or uncertainties could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Upon successful completion of each project and launch of the product, Watson will make a separate determination of the useful life of the intangible, transfer the amount to currently marketed products (“CMP”) and amortization expense will be recorded over the estimated useful life.

Contingent Consideration

Subsequent to January 1, 2009, contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of operations.

Revenue Recognition

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. Revenues recognized from research, development and licensing agreements (including milestone receipts) are recorded on the “contingency-adjusted performance model” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met. Under this model, revenue related to each payment is recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to earning and/or receiving the milestone amount (i.e., removal of any contingency). The amount of revenue recognized is based on the ratio of costs incurred to date to total estimated cost to be incurred. Royalty and commission revenue is recognized in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and revenue can be reasonably measured.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. In addition, certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $320.5 million and $335.0 million at December 31, 2010 and 2009, respectively. Accounts payable and accrued liabilities include $106.5 million and $83.6 million at December 31, 2010 and 2009, respectively, for certain rebates and other amounts due to indirect customers. The following table summarizes the activity in the Company’s major categories of SRA (in millions):

			Returns and Other
	Chargebacks	Rebates	Allowances	Cash Discounts	Total

Balance at December 31, 2007	$164.4	$154.3	$56.1	$12.9	$387.7
Provision related to sales in 2008	1,224.0	309.1	179.8	67.2	1,780.1
Credits and payments	(1,267.8)	(337.6)	(166.4)	(67.8)	(1,839.6)

Balance at December 31, 2008	120.6	125.8	69.5	12.3	328.2
Add: Arrow Acquisition	5.3	37.0	11.3	1.5	55.1
Provision related to sales in 2009	1,169.0	415.1	183.8	72.8	1,840.7
Credits and payments	(1,177.5)	(389.5)	(167.1)	(71.3)	(1,805.4)

Balance at December 31, 2009 (Revised)	117.4	188.4	97.5	15.3	418.6
Provision related to sales in 2010	1,175.5	755.0	206.5	90.5	2,227.5
Credits and payments	(1,192.1)	(723.5)	(214.7)	(88.8)	(2,219.1)

Balance at December 31, 2010	$100.8	$219.9	$89.3	$17.0	$427.0

The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Shipping and Handling Costs

The Company records shipping and handling costs in selling and marketing expenses. These expenses were $66.5 million, $51.9 million and $50.8 million in 2010, 2009 and 2008, respectively.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Major Customers and Suppliers

For the year ended December 31, 2010, the Company’s three largest customers accounted for 14%, 11%, and 6%, individually, of the Company’s net revenues. For the year ended December 31, 2009, the Company’s three largest customers accounted for 13%, 11%, and 9%, individually, of the Company’s net revenues. For the year ended December 31, 2008, the Company’s three largest customers accounted for 11%, 11%, and 9%, individually, of the Company’s net revenues. No other individual customers accounted for more than 10% of net revenues.

The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries throughout the U.S. and international markets in which we operate. Approximately 52% and 53% of the gross accounts receivable balance consists of amounts due from the four largest customers at December 31, 2010 and 2009, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Third-party manufactured products accounted for approximately 33%, 38% and 44% of our Global Generics and Global Brands product net revenues in 2010, 2009 and 2008, respectively.

Research and Development Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs and the costs associated with work performed under collaborative R&D agreements. R&D expenses include direct and allocated expenses. R&D expenses incurred under collaborative agreements were approximately $11.1 million, $6.8 million, and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income attributable to common shareholders by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable upon conversion of our convertible contingent senior debentures (“CODES”), and shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options. Common share equivalents have been excluded where their inclusion would be anti-dilutive. The Company is required to add the weighted average potential common shares outstanding associated with the conversion of the CODES to the number of shares outstanding for the calculation of diluted EPS for all periods in which the securities were outstanding. On September 14, 2009 the CODES were redeemed in accordance with the terms of the CODES. A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Years Ended December 31,
	2010	2009	2008

EPS — basic
Net income attributable to common shareholders	$184.4	$222.0	$238.4

Basic weighted average common shares outstanding	122.4	105.0	102.8

EPS — basic	$1.51	$2.11	$2.32

EPS — assuming dilution
Net income attributable to common shareholders	$184.4	$222.0	$238.4
Add: Interest expense on CODES, net of tax	—	5.5	7.9

Net income, adjusted	$184.4	$227.5	$246.3

Basic weighted average common shares outstanding	122.4	105.0	102.8
Effect of dilutive securities:
Conversion of CODES	—	10.1	14.4
Dilutive stock awards	1.8	1.3	0.5

Diluted weighted average common shares outstanding	124.2	116.4	117.7

EPS — diluted	$1.48	$1.96	$2.09

Stock awards to purchase 1.1 million, 3.5 million and 8.1 million common shares in 2010, 2009 and 2008, respectively, were outstanding but not included in the computation of diluted EPS as the awards were anti-dilutive.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based Compensation

The Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values. The Company estimates the fair value of its stock option plans using the Black-Scholes option pricing model (the “Option Model”). The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the share-based awards. The Company’s estimate of expected term was determined based on the weighted average period of time that options granted are expected to be outstanding considering current vesting schedules and the historical exercise patterns of existing option plans. The expected volatility assumption used in the Option Model is based on implied volatility based on traded options on the Company’s stock. The risk-free interest rate used in the Option Model is based on the yield of U.S. Treasuries with a maturity closest to the expected term of the Company’s stock options. No stock options were granted during the years ended December 31, 2010, 2009 or 2008.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to its accounting guidance on revenue arrangements with multiple deliverables, which addresses the unit of accounting for arrangements involving multiple deliverables and how consideration should be allocated to separate units of accounting, when applicable. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. The amendment is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to the disclosure requirements for fair value measurements. The amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances and settlements. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB ratified accounting guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendment is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — Share-Based Compensation

As indicated above, the Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on estimated fair values. A summary of the Company’s share-based compensation plans is presented below.

Equity Award Plans

The Company has adopted several equity award plans, all of which have been approved by the Company’s shareholders that authorize the granting of options, restricted stock and other forms of equity awards of the Company’s common shares subject to certain conditions. At December 31, 2010, the Company had reserved 5.2 million of its common shares for issuance of share-based compensation awards under the Company’s equity award plans.

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

Share-Based Compensation

Share-based compensation expense recognized in the Company’s results of operations for the years ended December 31, 2010, 2009 and 2008 was $23.5 million, $19.1 million and $18.5 million, respectively. Share-based compensation capitalized to inventory was $3.6 million, $2.7 million and $3.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 4 — Acquisitions and Divestitures

Acquisition of Arrow Group

On the Acquisition Date, Watson acquired all the outstanding equity of privately held Arrow Group for cash, stock and certain contingent consideration (the “Arrow Acquisition”). In accordance with the terms of the share purchase agreement dated June 16, 2009, as amended on November 26, 2009 (together the “Acquisition Agreement”), the Company acquired all the outstanding equity of the Arrow Group for the following consideration:

•	The payment of cash and the assumption of certain liabilities totaling $1.05 billion;

•	Approximately 16.9 million restricted shares of Common Stock of Watson (the “Restricted Common Stock”);

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

$1,946.2

Fair Value of Consideration Transferred

In accordance with existing U.S. GAAP, the fair value of Restricted Common Stock issued as part of the consideration transferred was measured on the Acquisition Date at the then-current market price of $37.55 per share for approximately $636.2 million.

Mandatorily Redeemable Preferred Stock was issued in the form of zero-coupon, non-convertible preferred stock which will be redeemable in the amount of $200.0 million, less the amount of any indemnity payments, three years after the Acquisition Date. The fair value of the Mandatorily Redeemable Preferred Stock at Acquisition Date was estimated by the Company to be $150.0 million, based on the terms they were issued under and the cost of the Company’s other fixed rate borrowings and is presented within long-term debt at its current fair value at December 31, 2010 of $166.4 million. For additional information on the Mandatorily Redeemable Preferred Stock, refer to “NOTE 9 — Long-Term Debt.”

The Company determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from atorvastatin revenue estimates and post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were discounted using an effective annual interest rate of 10.4%. At each reporting date, the Company adjusts the contingent consideration obligation to estimated fair value and records changes in fair value as expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. As of December 31, 2010 the range of outcomes and the assumptions used to develop the estimates have not changed significantly from those used at Acquisition Date. Accretion expense related to the increase in the net present value of the contingent liability is included in interest expense for the period.

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

Resolution Chemicals Ltd., the subsidiary of the Arrow Group that manufactures the Dronabinol active pharmaceutical ingredient, was divested in accordance with the terms of the consent order under the HSR Act immediately prior to the closing.

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

The following table summarizes the fair values of the tangible & identifiable intangible assets acquired and liabilities assumed at Acquisition Date, with the excess being allocated to goodwill. During the quarter ended June 30, 2010, management completed its allocation of intellectual properties by tax jurisdiction and the resulting deferred tax liabilities by legal entity, its evaluation of uncertain tax positions and related deferred tax assets and liabilities. These adjustments are reflected in the values presented below and in our revised December 31, 2009 balance sheet (in millions):

Amount

Cash and cash equivalents	$64.9
Accounts receivable	107.6
Inventories	187.9
Other current assets	174.5
Property, plant & equipment	82.4
IPR&D intangible assets	711.0
Intangible assets	518.6
Goodwill	632.9
Long-term deferred tax assets	69.6
Other assets	10.6
Current liabilties	(306.3)
Long-term deferred tax and other tax liabilities	(303.6)
Other long-term liabilities	(3.9)

Net assets acquired	$1,946.2

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $26.0 million. Approximately $14.2 million was amortized to cost of sales during 2009 and the remaining $11.8 million was amortized to cost of sales in the first quarter of 2010.

Other Current Assets

At Acquisition Date, included in other current assets was $90.0 million related to the fair value of amounts due from Sepracor, Inc. (“Sepracor”) prior to the end of 2010 (the “Sepracor Receivable”) for the transfer of certain product rights and technology from the Arrow Group. The entire amount due under the Sepracor Receivable was received by December 31, 2010.

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the Acquisition Date, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, Watson will make a separate determination of useful life of the IPR&D intangible and amortization will be recorded as an expense over the estimated useful life.

The fair value of the IPR&D and identifiable intangible assets was determined primarily using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of the identifiable intangible assets valuations, from the perspective of a market participant, include the estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rate used to arrive at the present value of IPR&D projects as of the Acquisition Date was approximately 10.4% to reflect the internal rate of return and incremental commercial uncertainty in the projections as the products have not yet received regulatory approval. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.

Intangible assets represent the Arrow Group’s CMP and have an estimated weighted average useful life of five years.

Goodwill Allocation

Among the primary reasons the Company entered into the Arrow Acquisition and factors that contributed to a purchase price allocation resulting in the recognition of goodwill were a history of operating margins and profitability, a strong R&D department and several first-to file opportunities, expanded commercial footprint on a global basis and key pipeline additions, including atorvastatin and budesonide which will enable Watson to expand its product offerings and offer its customers a greater breadth of product offerings. The goodwill recognized from the Arrow Acquisition is not deductible for tax purposes. All goodwill from the Arrow Acquisition was assigned to the Global Generics segment.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities reflects a deferred income tax liability representing the impact of purchase accounting adjustments for the inventory fair value step-up, property, plant and equipment fair value adjustment, contingencies adjustment and identifiable IPR&D and intangible assets fair value adjustment. This determination of deferred tax liabilities was based on the excess book basis over the tax basis resulting from the above fair value adjustments using the statutory tax rate for each country these fair value adjustments were assigned.

Acquisition-Related Expenses

Included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2009 were pretax charges totaling $16.6 million for advisory, legal and regulatory costs in connection with the Arrow Acquisition.

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma operating results for the Company, assuming the Arrow Acquisition had occurred as of the beginning of each period presented. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on the fair valuation of assets acquired, the impact of acquisition financing in place at December 31, 2009 and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the Acquisition Date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	Year Ended December 31,
	2009	2008
	(In millions, except
	per share amounts)

Net revenues	$3,261.9	$3,170.6
Net income	119.3	281.5
Earnings per share:
Basic	0.99	2.35
Diluted	0.98	2.34

Acquisition of Crinone® and Prochieve® Assets from Columbia Laboratories, Inc. (“Columbia”)

On July 2, 2010, the Company completed the acquisition of the U.S. rights to Columbia products Crinone® and Prochieve® and acquired 11.2 million shares of Columbia’s common stock, representing approximately a 13% ownership share, for initial cash consideration of $62.0 million and certain contingent consideration of up to an additional $45.5 million based upon the successful completion of certain milestones and regulatory approvals.

The transaction was accounted for using the purchase method of accounting under existing U.S. GAAP with assets acquired and liabilities assumed recorded at their fair values as of the acquisition date. The purchase price for the Columbia acquisition was allocated to tangible and identifiable intangible assets

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired and liabilities assumed based on their estimated fair values at the acquisition date as follows (in millions):

Amount

Investments	$11.5
IPR&D intangible assets	75.8
Intangible assets	39.5
Long-term deferred tax assets	24.3
Contingent consideration obligations	(64.8)
Long-term deferred tax liabilities	(24.3)

Net assets acquired	$62.0

Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Acquisition of Equity Interest in Moksha8 Pharmaceuticals, Inc. (“Moksha8”)

On October 4, 2010, the Company entered into an agreement with Moksha8 to expand into markets in Brazil and Mexico. The Company made an initial investment of $30.0 million in cash in Moksha8 in exchange for an approximate 22% ownership share in Moksha8. The Company is also committed to invest an additional $20.0 million in Moksha8 contingent upon the successful execution by Moksha8 of additional third-party product acquisitions over the next year which will increase our ownership share to approximately 31%.

Sale of Scinopharm Taiwan Ltd. (“Scinopharm”)

On March 24, 2010, all closing conditions were satisfied in our agreement with Uni-President Enterprises Corporation to sell our outstanding shares of Scinopharm. Under the terms of the stock purchase agreement, we sold our entire holdings of common shares for net proceeds of approximately $94.0 million resulting in a gain on sale of securities in the amount of $23.4 million.

NOTE 5 — Other Income

Other income consisted of the following (in millions):

	Years Ended December 31,
	2010	2009	2008

Gain (loss) on sale of securities	$25.6	$(1.1)	$9.6
Earnings on equity method investments	1.6	10.8	10.6
Loss on early extinguishment of debt	(0.5)	(2.0)	(1.1)
Other income	1.0	0.2	0.2

	$27.7	$7.9	$19.3

In March 2010, we completed the sale of our outstanding shares of Scinopharm for net proceeds of approximately $94.0 million. The earnings on equity investments for the year ended December 31, 2009 were higher than the current year due to the sale of our outstanding shares of Scinopharm during the first quarter of 2010.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — Balance Sheet Components

Selected balance sheet components consisted of the following (in millions):

	December 31,
	2010	2009
		(Revised)

Inventories:
Raw materials	$178.4	$196.8
Work-in-process	38.4	64.1
Finished goods	465.6	509.1

	682.4	770.0
Less: Inventory reserves	51.4	77.7

Inventories, net	$631.0	$692.3

Property and equipment:
Machinery and equipment	$570.4	$525.0
Buildings and improvements	385.7	382.4
Research and laboratory equipment	106.9	94.9
Leasehold improvements	90.0	78.5
Furniture and fixtures	46.2	45.1
Land and land improvements	33.9	31.9
Construction in progress	32.5	39.6

Total property and equipment, at cost	1,265.6	1,197.4
Less accumulated depreciation	(623.3)	(503.2)

Total property and equipment, net	$642.3	$694.2

Accounts payable and accrued expenses:
Trade accounts payable	$215.2	$263.1
Proposed legal settlements	129.9	20.6
Accrued payroll and related benefits	88.7	82.1
Accrued third-party rebates	83.0	60.2
Royalties and sales agent payables	35.5	36.8
Current portion of contingent consideration obligations	28.9	—
Accrued indirect returns	23.5	23.5
Interest payable	17.6	16.9
Accrued severence, retention and other shutdown costs	20.0	15.9
Other accrued expenses	98.8	95.2

Total accounts payable and accrued expenses	$741.1	$614.3

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — Investments in Marketable Securities and Other Investments

	December 31,
	2010	2009
	(In millions)

Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$4.8	$6.0
U.S. Treasury and agency securities — maturing within two years	5.5	6.3
Equity securities	0.8	1.3

Total marketable securities	$11.1	$13.6

Investments and other assets:
Equity method investments	$63.2	$75.4
Cost method and other long-term investments	0.3	9.4
Other assets	21.0	29.7

Total investments and other assets	$84.5	$114.5

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

The following table provides a summary of the fair value and unrealized gains (losses) related to Watson’s available-for-sale securities (in millions):

		Gross Unrealized	Gross Unrealized
At December 31, 2010	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale:
U.S. Treasury and agency securities	$10.3	$—	$—	$10.3
Equity securities — current	—	0.8	—	0.8

Current	10.3	0.8	—	11.1
Equity securities — non-current	—	0.1	—	0.1

Total	$10.3	$0.9	$—	$11.2

		Gross Unrealized	Gross Unrealized
At December 31, 2009	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale:
U.S. Treasury and agency securities	$12.3	$—	$—	$12.3
Equity securities — current	0.7	0.6	—	1.3

Current	13.0	0.6	—	13.6
Equity securities — non-current	0.1	2.9	—	3.0

Total	$13.1	$3.5	$—	$16.6

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current Investments

The Company invests in U.S. Treasury and agency securities. These investments are included in marketable securities on the Company’s Consolidated Balance Sheets at December 31, 2010 and 2009. Current investments are classified as available-for-sale and are recorded at fair value based on quoted market prices.

Investment in Equity Method Investments

The Company’s investments in equity method investments at December 31, 2010 consist of its investments in Columbia and Moksha8 and certain equity method investments in privately held companies acquired as part of Arrow Acquisition. (Refer to “NOTE 4 — Acquisition and Divestitures” for additional information on Columbia and Moksha8.)

On March 24, 2010, the Company sold its entire holdings of common shares in the equity of Scinopharm to Uni-President Enterprises Corporation. (Refer to “NOTE 4 — Acquisition and Divestitures” for additional information on Scinopharm).

The Company recorded net earnings from equity method investments of $1.6 million in 2010, $10.8 million in 2009 and $10.6 million in 2008, respectively.

The Company is not required to provide ongoing investments or additional funding to its joint ventures with the exception of a commitment to invest an additional $20.0 million in Moksha8 upon Moksha8 meeting certain conditions. (Refer to “NOTE 4 — Acquisition and Divestitures” for additional information on Moksha8.)

Cost Method Investments

The Company’s cost method investments consist primarily of investments in common shares of a number of private and public companies where our ownership interest is under 20% or where we do not have the ability to exercise significant influence.

Other Assets

Other assets include security and equipment deposits and deferred financing fees, net of amortization.

NOTE 8 — Goodwill, Product Rights and Other Intangibles

Goodwill for the Company’s reporting units consisted of the following:

	December 31,
	2010	2009
		(Revised)
	(In millions)

Global Brands segment	$371.6	$348.2
Global Generics segment	1,070.2	1,066.5
Distribution segment	86.3	86.3

Total goodwill	$1,528.1	$1,501.0

The increase in goodwill in 2010 primarily relates to the acquisition of the remaining 64% of Eden as discussed in “NOTE 1 — Description of Business”. Goodwill for the Company’s Global Generics segment as of December 31, 2009 has been revised from the amount presented in our Annual report on Form 10-K for the year ended December 31, 2009. (Refer to “NOTE 4 — Acquisitions and Divestitures” for additional details.)

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets, where applicable, consisted of the following:

	December 31,
	2010	2009
		(Revised)
	(In millions)

Intangibles with definite lives
Product rights and other related intangibles	$2,049.7	$1,855.8
Core technology	52.5	52.5
Customer relationships	49.1	49.1

	2,151.3	1,957.4
Less accumulated amortization	(1,211.1)	(1,031.1)

	940.2	926.3

Intangibles with indefinite lives
IPR&D	615.6	711.0
Trade Name	76.2	76.2

	691.8	787.2

Total product rights and related intangibles, net	$1,632.0	$1,713.5

Intangible assets acquired with the Arrow Acquisition amounted to $1,119.6 million, including $518.6 million relating to CMP and $711.0 relating to IPR&D intangibles. CMP intangibles have been included in product rights and other related intangibles and will be amortized over a weighted average useful life of approximately five years.

In July 2010, the Company acquired intangible assets in connection with the acquisition of the U.S rights to certain Columbia products amounting to $115.3 million, including $39.5 million relating to CMP and $75.8 million relating to IPR&D intangibles. CMP intangibles have been included in product rights and other related intangibles and will be amortized using a weighted average useful life of approximately five years.

During 2010 approximately $142.3 million of IPR&D intangibles were transferred to product rights and other related intangibles as products received regulatory approval. Amortization of these intangibles commenced upon product launch using a weighted average useful life of approximately five years.

Watson re-evaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company continually evaluates the appropriateness of useful lives assigned to long-lived assets, including product rights.

During the fourth quarter of 2010, the Company recorded a $28.6 million impairment charge related to certain IPR&D assets acquired in the Arrow Acquisition. The impairment charge results from the Company’s current estimate of the fair value of these IPR&D assets, based on updated forecasts, compared to their assigned fair values on Acquisition Date. The fair value of acquired identifiable intangible assets generally is determined using an income approach, based on a forecast of all expected future net cash flows related to the asset which are adjusted to present value using appropriate discount rates. Forecasts used to determine fair values of IPR&D assets are based on appropriate assumptions which include, among other factors, the impact of changes to the development programs, the current competitive environment, the regulatory timeframes impacting future product launch dates and the risk associated with these assets.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and related over the next five years is estimated to be as follows (in millions):

Amount

2011	$270.0
2012	417.5
2013	311.5
2014	299.3
2015	138.6

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairments, accelerated amortization or other events. The Company’s current product rights and related intangibles have a weighted average remaining useful life of approximately five years.

NOTE 9 — Long-Term Debt

Long-term debt consisted of the following:

	December 31,
	2010	2009
	(In millions)

Senior Notes,
2014 Notes	$450.0	$450.0
2019 Notes	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(2.1)	(2.5)

Senior Notes, net	847.9	847.5
2006 Credit Facility	—	400.0
Mandatorily Redeemable Preferred Stock	166.4	151.2
Loan with Lombard Odier Darier Hentsch & Cie. (“Lombard Loan”)	—	55.0
Other notes payable	1.8	4.1

	1,016.1	1,457.8
Less: Current portion	—	307.6

Total long-term debt	$1,016.1	$1,150.2

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company may redeem the Senior Notes on at least 15 days but no more than 60 days prior written notice for cash for a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed and the sum of the present values of the remaining scheduled payments, as defined by the Senior Note Indentures, of the Senior Notes to be redeemed, discounted to the date of redemption at the applicable treasury rate, as defined by the Senior Note Indentures, plus 40 basis points. As of December 31, 2010, the fair value of our Senior Notes was approximately $71.0 million greater than the carrying value.

Upon a change of control triggering event, as defined by the Senior Note Indentures, the Company is required to make an offer to repurchase the Senior Notes for cash at a repurchase price equal to 101% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest to the date of purchase.

Net proceeds from the offering of Senior Notes in 2009 were used to repay certain amounts under the 2006 Credit Facility and to redeem other debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow Acquisition.

2006 Credit Facility

In November 2006, the Company entered into the 2006 Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks. The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”) and an initial interest rate equal to LIBOR plus 0.75% (subject to certain adjustments). In July 2010, the interest rate on the 2006 Credit Facility was reduced to LIBOR plus 0.625%.

The 2006 Credit Facility has a five-year term and matures in November 2011. The indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries, other than minor subsidiaries, on a joint and several basis. The Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. During 2010, the Company repaid $400.0 million on the 2006 Credit Facility. As of December 31, 2010, no amounts were outstanding on either the Revolving Facility or the Term Facility of the 2006 Credit Facility.

The Company is subject to, and, as of December 31, 2010, was in compliance with, all financial and operation covenants under the terms of the 2006 Credit Facility.

Mandatorily Redeemable Preferred Stock

In connection with the Arrow Acquisition, on December 2, 2009, pursuant to the Purchase Agreement, Watson issued 0.2 million shares of newly designed non-voting Series A Preferred Stock of Watson, having a stated value of $1,000 per share (the “Stated Value”), or an aggregate stated value of $200.0 million, which have been placed in an indemnity escrow account for a period of three years.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In accordance with the existing U.S. GAAP, the Mandatorily Redeemable Preferred Stock has been reported as long-term debt and accretion expense has been classified as interest expense. The fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $150.0 million at Acquisition Date based on the mandatory redemption value of $200.0 million on December 2, 2012 using a discount rate of 9.63% per annum. At December 31, 2010, the fair value of the Mandatorily Redeemable Preferred Stock was $166.4 million and the unamortized accretion expense was $33.6 million.

Lombard Loan

On November 25, 2009, prior to closing the Arrow Acquisition, the Arrow Group received loan proceeds from Lombard Odier Darier Hentsch & Cie. in the amount of $90.0 million.

In accordance with the terms of the Lombard Loan, $35.0 million was paid in December 2009 and the remaining balance of $55.0 million was paid in 2010.

Fair Value of Outstanding Debt

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on December 31, 2010. As of December 31, 2010, the fair value of our Senior Notes was $71.0 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual Debt Maturities

At December 31, 2010, annual maturities of long-term debt were as follows (in millions):

Amount

2011	$0.1
2012	200.1
2013	0.1
2014	450.1
2015	1.4
Thereafter	400.0

Amounts represent total anticipated cash payments on our Senior Notes, Mandatorily Redeemable Preferred Stock and other current and long-term debt assuming existing debt maturity schedules. Any early settlement of our Senior Notes through redemption or repurchase privileges, as defined under the terms of the Senior Notes, would change the timing of principal amounts due under the Company’s long-term debt obligations.

NOTE 10 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2010	2009
	(In millions)

Atorvastatin contingent consideration liability	$123.1	$111.0
Columbia contingent consideration liability	75.4	—
Other long-term liabilities	13.5	7.7

	212.0	118.7
Less: Current portion included in accounts payable and accrued expenses	28.9	—

Total other long-term liabilities	$183.1	$118.7

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate to reflect the internal rate of return and incremental commercial uncertainty, major risks and uncertainties associated with the successful completion of the projects triggering the contingent obligation. At each reporting date, the Company will revalue the contingent consideration obligation to estimated fair value and record changes in fair value as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. Accretion expense related to the increase in the net present value of the contingent liability is included in interest expense for the period.

Atorvastatin Contingent Consideration Liability

In accordance with the Acquisition Agreement, the Arrow Selling Shareholders will have the right to receive certain contingent payments based on the after-tax gross profits on sales of atorvastatin within the

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. (the “Territory”) from product launch date up to and including May 31, 2013 (the “Contingent Payment Period”). The determination of contingent payment amounts is dependent upon the existence of generic competition within the Territory and post-tax gross profits earned, as defined in the Acquisition Agreement. Should there be no competing generic product launched in the Territory during the Contingent Payment Period, payment of contingent consideration will be calculated as 50% of the post-tax gross profits, as defined in the Acquisition Agreement. Should there be a competing product to atorvastatin launched in the Territory during the Contingent Payment Period, the contingent consideration will be calculated as either 85% of the post-tax gross profits or 15% of the post-tax gross profits, as defined in the Acquisition Agreement, with total contingent payments being limited to $250.0 million during the Contingent Payment Period.

As of December 31, 2010 the range of outcomes and the assumptions used to develop the estimates have not changed significantly from those used at Acquisition Date. Other long-term liabilities at December 31, 2010 and 2009 includes the fair value of the atorvastatin contingent liability of $123.1 million and $111.0 million, respectively.

Columbia Contingent Consideration Liability

On July 2, 2010, the Company completed the acquisition of the U.S. rights to Columbia products Crinone® and Prochieve® for initial cash consideration of $62.0 million and acquired certain assets and assumed certain contingent consideration obligations. The transaction was accounted for using the purchase method of accounting under existing U.S. GAAP with assets acquired and liabilities assumed recorded at their fair values as of the acquisition date. The purchase price for the Columbia acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Fair value determinations of Columbia’s contingent payment obligations on acquisition date were based on, among other factors, estimates of expected future cash flows, estimates of appropriate discount rates used to present value expected future cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates and other factors. Contingent consideration obligations primarily relate to anticipated future milestone payments and royalty payments due to Columbia in accordance with the terms of the Columbia acquisition agreement.

Other long-term liabilities at December 31, 2010 include the fair value of the Columbia contingent consideration liability of $46.5 million (which excludes the current amount of $28.9 million presented within accounts payable and current liabilities).

NOTE 11 — Income Taxes

The Company’s income before provision for income taxes was generated from the United States and international operations as follows:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Income before income taxes:
U.S.	$391.6	$366.5	$353.2
Foreign	(141.0)	(3.9)	5.1

Income before income taxes	$250.6	$362.6	$358.3

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s provision for income taxes consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Current provision:
Federal	$161.4	$133.0	$101.3
State	14.9	20.2	14.3
Foreign	9.3	6.4	0.8

Total current provision	185.6	159.6	116.4

Deferred (benefit) provision:
Federal	(54.1)	(7.8)	3.1
State	(10.2)	(5.5)	0.4
Foreign	(54.0)	(5.7)	—

Total deferred (benefit) provision	(118.3)	(19.0)	3.5

Total provision for income taxes	$67.3	$140.6	$119.9

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $6.7 million, $2.3 million, and $0.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	2010	2009	2008

Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6%	2.9%	2.6%
Foreign rate differential	(0.8)%	(0.1)%	0.0%
Non-deductible expenses	5.7%	0.8%	0.3%
R&D credit and U.S. manufacturing deduction	(3.7)%	(1.7)%	(1.0)%
Charitable contributions	(1.0)%	(0.1)%	(0.5)%
Favorable tax audit outcomes	(7.8)%	0.0%	(1.6)%
Valuation allowance	(1.4)%	(0.5)%	(0.7)%
Transaction costs	0.0%	1.6%	0.0%
Sale of subsidiary	(2.1)%	0.0%	(1.1)%
Other	1.4%	0.9%	0.5%

Effective income tax rate	26.9%	38.8%	33.5%

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets (liabilities) consisted of the following:

	December 31,
	2010	2009
	(In millions)

Benefits from net operating loss and tax credit carryforwards	$94.2	$86.9
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	145.6	101.6
Property, equipment and intangible assets	(305.7)	(366.1)
Deferred revenue	12.9	12.1
Deferred interest expense	(76.3)	(76.3)
Share-based compensation	12.8	10.5
Other	4.3	14.4

Total deferred tax liability, gross	(112.2)	(216.9)
Less: Valuation allowance	(29.7)	(28.4)

Total deferred tax liability, net	$(141.9)	$(245.3)

The Company had the following carryforward tax attributes at December 31, 2010:

•	$197.0 million state tax net operating losses (“NOLs”) which begin to expire in 2011;

•	$96.0 million foreign tax NOLs which begin to expire in 2011; and

•	Tax credits of $36.0 million in foreign jurisdictions which are not subject to expiration.

A valuation allowance has been established due to the uncertainty of realizing certain net operating losses, tax credits and deferred tax assets relating to some impaired investments.

Deferred income taxes have not been provided on the undistributed earnings of certain of the Company’s foreign subsidiaries of approximately $89.3 million and $36.1 million as of December 31, 2010 and 2009, respectively. These amounts have been indefinitely reinvested. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

Accounting for Uncertainty in Income Taxes

At December 31, 2010, 2009 and 2008, the liability for income tax associated with uncertain tax positions was $68.0 million, $72.2 million and $61.3 million, respectively. As of December 31, 2010, the net amount of

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$60.2 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2010	2009	2008
	(In millions)

Balance at the beginning of the year	$72.2	$61.3	$71.2
Increases for current year tax positions	5.9	6.9	5.0
Increases for prior year tax positions	20.1	12.7	7.8
Decreases for prior year tax positions	(27.5)	(3.9)	(11.9)
Settlements	(2.3)	(4.4)	(10.8)
Lapse of applicable statue of limitations	(0.4)	(0.4)	—

Balance at the end of the year	$68.0	$72.2	$61.3

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2010, 2009 and 2008, the company recognized approximately ($2.3) million, $1.4 million and ($0.8) million in interest and penalties, respectively. At December 31, 2010, 2009 and 2008 the Company had accrued $2.4 million (net of tax benefit of $1.8 million), $5.1 million (net of tax benefit of $3.1 million), and $3.9 million (net of tax benefit of $2.3 million) of interest and penalties related to uncertain tax positions, respectively.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. During the third quarter of 2010, the Internal Revenue Service (“IRS”) completed its examination of the Andrx Corporation’s tax returns for the pre-acquisition period and the Joint Committee of Taxation completed its review of the Company’s tax returns for the 2004-2006 periods. As a result, the Company recorded a reduction to its income tax expense of $4.7 million relating to the completion of the Andrx examination and $13.9 million relating to the Company’s examination.

In the fourth quarter of 2010, the IRS began examining the Company’s 2007, 2008, and 2009 tax years. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the probable outcomes. As a result of the ongoing IRS exam, the potential completion and/or settlement of other examinations in state and foreign jurisdictions, and the future completion of the Company’s assessment of the uncertain tax positions of the Arrow Group, the quantification of all those potential changes cannot be estimated at this time.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — Stockholders’ Equity

Preferred stock

In 1992, the Company authorized 2.5 million shares of no par preferred stock. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009 the Company issued 0.2 million shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012 and is accordingly, included within long-term debt in the consolidated balance sheet at December 31, 2010 (for additional information on the Mandatorily Redeemable Preferred Stock refer to “NOTE 9 — Long-Term Debt”).

Stock option plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders that authorize the granting of options to purchase the Company’s common shares subject to certain conditions. At December 31, 2010, the Company had reserved 5.2 million of its common shares for issuance upon exercise of options granted or to be granted under these plans and for restricted stock grants (see discussion below). The option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. In conjunction with certain of the Company’s acquisitions, Watson assumed stock option and warrant plans from the acquired companies. The options and warrants in these plans were adjusted by the individual exchange ratios specified in each transaction. No additional options or warrants will be granted under any of the assumed plans.

A summary of the Company’s stock option plans consisted of the following (options and aggregate intrinsic value in millions):

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding, December 31, 2009	5.3	$36.91
Granted	—	—
Exercised	(1.7)	33.30
Cancelled	(0.5)	49.49

Outstanding, December 31, 2010	3.1	$36.63	3.2	$48.6

Vested and expected to vest at December 31, 2010	3.0	$36.71	3.1	$47.6

Options exercisable at December 31, 2010	2.8	$37.30	2.8	$42.0

As of December 31, 2010, the Company had $0.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 1.1 years. Total intrinsic value of options exercised for the year ended December 31, 2010 and 2009 was $18.4 million and $7.4 million, respectively.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of the changes in restricted stock grants during the year ended December 31, 2010 is presented below (shares and aggregate intrinsic value in millions):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value

Restricted shares outstanding at December 31, 2009	1.9	$28.79	1.7	$55.7
Granted	1.0	41.03		43.7
Vested	(0.4)	27.74		(12.9)
Cancelled	(0.2)	31.55		(6.9)

Restricted shares outstanding at December 31, 2010	2.3	$34.33	1.6	$79.6

As of December 31, 2010, the Company had $28.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 1.6 years.

Stock Repurchases

During the years ended December 31, 2010 and 2009, the Company repurchased approximately 0.1 million and 0.1 million shares, respectively, of its common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $6.3 million and $3.6 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31, 2010 consists of unrealized gains on securities of $9.2 million and foreign currency translation adjustments of ($11.7) million.

NOTE 13 — Reportable Segments

Watson has three reportable segments: Global Generics, Global Brands and Distribution. The Global Generics segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brands segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices under the Anda trade name. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generics and Global Brands segments. Arrow operating results are included in the Global Generics segment subsequent to the date of acquisition except for operating results from Eden which are included in our Global Brands segment.

The accounting policies of the operating segments are the same as those described in “NOTE 2 — Summary of Significant Accounting Policies.” The other revenue classification consists primarily of milestone payments,

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commission revenue, royalties and revenues from research, development and licensing fees and also includes co-promotion revenue and revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply products to third parties. The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), direct R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains on disposal or impairment losses by segment as such information has not been used by management, or has not been accounted for at the segment level.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments consisted of the following:

	Years Ended December 31,
	2010	2009	2008
	(In millions)

Global Generics Segment
Product sales	$2,268.9	$1,641.8	$1,404.0
Other revenue	69.5	26.4	70.3

Net revenues	2,338.4	1,668.2	1,474.3
Operating expenses:
Cost of sales(1)	1,198.9	947.1	883.8
Research and development	194.6	140.4	119.2
Selling and marketing	111.9	53.8	55.2

Global Generics Contribution	$833.0	$526.9	$416.1

Contibution margin	35.6%	31.6%	28.2%
Global Brands Segment
Product sales	$316.3	$393.7	$397.0
Other revenue	81.5	67.3	58.0

Net revenues	397.8	461.0	455.0
Operating expenses:
Cost of sales(1)	88.4	89.3	107.1
Research and development	101.5	56.9	50.9
Selling and marketing	137.8	144.5	118.2

Global Brands Contribution	$70.1	$170.3	$178.8

Contibution margin	17.6%	36.9%	39.3%
Distribution Segment
Product sales	$830.7	$663.8	$606.2
Other revenue	—	—	—

Net revenues	830.7	663.8	606.2
Operating expenses:
Cost of sales(1)	711.2	560.4	511.9
Research and development	—	—	—
Selling and marketing	70.3	64.8	59.5

Distribution Contribution	$49.2	$38.6	$34.8

Contibution margin	5.9%	5.8%	5.7%

Total Segment Contribution	$952.3	$735.8	$629.7
Corporate general and administrative	436.1	257.1	190.5
Amortization	180.0	92.6	80.7
Loss on asset sales and impairments	30.8	2.2	0.3

Operating income	$305.4	$383.9	$358.2

(1)	Excludes amortization of acquired intangibles including product rights.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net product sales are represented by the sale of products in the following geographic areas for the years ended December 31:

	2010	2009	2008
	(In millions)

United States	$2,990.1	$2,642.2	$2,384.7
International	425.8	57.1	22.5

	$3,415.9	$2,699.3	$2,407.2

The Company’s net product sales are represented by the sale of products in the following therapeutic categories for the years ended December 31:

	2010	2009	2008
	(In millions)

Central nervous system	$907.6	$836.7	$795.7
Hormones and synthetic substitutes	682.3	609.8	525.7
Cardiovascular	594.6	269.4	245.5
Anti-infective agents	161.5	133.7	116.8
Urology	127.3	111.4	88.7
Other	942.6	738.3	634.8

	$3,415.9	$2,699.3	$2,407.2

NOTE 14 — Business Restructuring Charges

Activity related to our business restructuring and facility rationalization activities primarily consisted of restructuring activities involving facilities at Carmel, New York; Mississauga, Canada; and Melbourne, Australia for the year ended December 31, 2010 as follows:

	Accrual				Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-Cash	December 31,
	2009	to Expense	Payments	Adjustments	2010
	(In millions)

Cost of sales
Severance and retention	$13.1	$5.9	$(6.1)	$—	$12.9
Product transfer costs	1.0	3.3	(2.9)	—	1.4
Facility decommission costs	0.2	10.7	(9.3)	—	1.6
Accelerated depreciation	—	10.4	—	(10.4)	—

	14.3	30.3	(18.3)	(10.4)	15.9

Operating expenses
R&D	0.8	8.1	(5.8)	—	3.1
Accelerated depreciation — R&D	—	1.4	—	(1.4)	—
Selling, general and administrative	0.8	1.7	(1.5)	—	1.0

	1.6	11.2	(7.3)	(1.4)	4.1

Total restructuring activity	$15.9	$41.5	$(25.6)	$(11.8)	$20.0

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to our business restructuring and facility rationalization activities primarily consisted of restructuring activities at Carmel, New York and Brewster, New York for the year ended December 31, 2009 as follows:

	Accrual				Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-Cash	December 31,
	2008	to Expense	Payments	Adjustments	2009
	(In millions)

Cost of sales	$14.6	$29.3	$(22.4)	$(7.2)	$14.3
Operating expenses
R&D	0.7	2.3	(1.8)	(0.4)	0.8
Selling, general and administrative	0.8	1.0	(1.0)	—	0.8

Total restructuring activity	$16.1	$32.6	$(25.2)	$(7.6)	$15.9

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

During the first quarter of 2008, we announced steps to improve our operating cost structure and achieve operating efficiencies through our Global Supply Chain Initiative (“GSCI”). These 2008 GSCI’s include the planned closure of manufacturing facilities in Carmel, New York, our distribution center in Brewster, New York and the transition of manufacturing to our other manufacturing locations within the U.S. and India. Distribution activities at our distribution center in Brewster, New York ceased in July 2009. Product manufacturing ceased in Carmel, New York by December 31, 2010 and we expect a closure of the facility by early 2011. During the second quarter of 2010, the Company announced additional measures to reduce its cost structure involving a manufacturing facility and certain R&D activities in Canada and certain R&D activities in Australia. In January 2011, the Company announced the closure of R&D activities in Corona, California. These additional restructuring activities, and the transfer of development activities to existing R&D sites, are expected to be completed in Australia by early 2011, in Corona by the end of 2011 and in Canada by late 2012.

NOTE 15 — Fair Value Measurement

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. The Company adopted the provisions of the guidance effective January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The Company adopted the provisions of the guidance for nonfinancial assets and liabilities measured at fair value on a non-recurring basis effective January 1, 2009. Although the adoption of the guidance did not materially impact the Company’s financial condition, results of operations or cash flows, we are required to provide additional disclosures within our consolidated financial statements.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at December 31, 2010 and 2009 consisted of the following (in millions):

	Fair Value Measurements as at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3

Assets:
Marketable securities	$11.1	$11.1	$—	$—
Investments	23.1	23.1	—	—
Liabilities:
Contingent consideration	198.5	—	—	198.5

	Fair Value Measurements as at December 31, 2009 Using:
	Total	Level 1	Level 2	Level 3

Assets:
Marketable securities	$13.6	$13.6	$—	$—
Investments	3.0	3.0	—	—
Liabilities:
Contingent consideration	111.0	—	—	111.0

Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our consolidated statement of operations.

The tables below provide a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 (in millions):

	Balance at	Net Transfers	Purchases, Sales,	Total Realized and	Ending Balance at
	December 31,	in to (Out of)	Settlements,	Unrealized Gains	December 31,
	2009	Level 3	Issuances, Net	(Losses)	2010

Liabilities:
Contingent consideration obligations	$111.0	$—	$64.8	$22.7	$198.5

	Balance at	Net Transfers	Purchases, Sales,	Total Realized and	Ending Balance at
	December 31,	in to (Out of)	Settlements,	Unrealized Gains	December 31,
	2008	Level 3	Issuances, Net	(Losses)	2009

Liabilities:
Contingent consideration obligations	$—	$—	$110.0	$1.0	$111.0

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — Commitments and Contingencies

Facility and Equipment Leases

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2010, 2009 and 2008 was $26.0 million, $20.0 million and $19.0 million, respectively.

At December 31, 2010, future minimum lease payments under all non-cancelable operating leases are approximately, $24.4 million in 2011, $18.6 million in 2012, $14.6 million in 2013, $12.5 million in 2014, $12.8 million in 2015 and $53.0 million thereafter.

Employee Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all U.S.-based employees. The Company contributes to the plans based upon the employee contributions. Watson’s contributions to these retirement plans were $9.5 million, $11.0 million and $10.6 million in the years ended December 31, 2010, 2009 and 2008, respectively. The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

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

Cipro® Litigation.  Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases have been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims and denied the plaintiffs’ motions for class certification. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. On November 7, 2007, the U.S. Court of Appeals for the Second Circuit ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On June 22, 2009, the Supreme Court denied the indirect purchaser plaintiffs’ petition for writ of certiorari. In the appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Rite Aid, on April 29, 2010, the United States Court of Appeals

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the Second Circuit affirmed the ruling of the District Court granting summary judgment in favor of the defendants, and on September 7, 2010, denied the appellants’ petition for rehearing en banc. On December 6, 2010, the appellants filed a petition for writ of certiorari with the United States Supreme Court seeking review of the Second Circuit’s decision. The defendants filed their opposition to the petition on February 7, 2011. Other actions are pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In the action pending in Kansas, the court has administratively terminated the matter pending the outcome of the appeals in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On November 19, 2009, the plaintiffs filed a notice of appeal. The appeal remains pending. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Sanofi has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

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

Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 145). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts of certain drugs paid by various public and private plans and programs. Certain defendants, including the Company, have entered into a settlement agreement resolving

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all claims against them in the Consolidated Class Action. The total amount of the settlement for all of the settling defendants is $125 million. The amount to be paid by each settling defendant is confidential. On July 2, 2008, the United States District Court for the District of Massachusetts preliminarily approved the Track Two settlement. On April 27, 2009, the Court held a hearing to further consider the fairness of the proposed settlement. The Court adjourned the hearing without ruling on the fairness of the proposed settlement until additional notices are provided to certain of the class members in the action. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Texas, Kansas, Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Idaho, South Carolina, Hawaii, Utah, Iowa, Oklahoma and Louisiana captioned as follows: State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County (the “Florida Ven-A-Care Action”); State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461 (the “Iowa AG Action”); State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Alpharma Inc., et al, Case No. 08-001565, in the District Court of Travis County, Texas (the “Texas Ven-A-Care Action”); United States of America ex rel. Ven-A-Care of the Florida Keys, Inc.,v. Actavis Mid-Atlantic LLC, Civil Action No. 08-10852, in the U.S. District Court for the District of Massachussetts (the “Federal Ven-A-Care Action”); State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department; State of Oklahoma, ex rel., W.A. Drew Edmondson, Attorney General of Oklahoma v. Abbott Laboratories, Inc., et al., Case No. CJ-2010-474, District Court of Pottawatomie County, Oklahoma, and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19th Judicial District. In December of 2010, the State of Utah served the Company with a Civil Investigative Demand seeking additional information relating to the Company’s pricing practices.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 4, 2004, the City of New York filed an action against the Company and numerous other pharmaceutical defendants alleging similar claims. The case has been consolidated with similar cases filed by forty one individual New York counties. (City of New York v. Abbott Laboratories, Inc., et al., Civil Action No. 01-CV-12257-PBS, United States District Court for the District of Massachusetts) (hereinafter the “Consolidated NY Counties Actions”), as well as by four additional New York counties, with three of these cases pending in New York state courts. On January 27, 2010, the U.S. District Court granted Plaintiffs’ motion in the Consolidated NY Counties Actions for partial summary judgment as to each of the generic defendants, including Watson, with respect to some of Watson’s drugs reimbursed at the Federal Upper Limit, and found violations of New York’s state false claims act statute.

In August 2010, the Company reached an agreement in principle to settle each of the following pending actions: the Texas Ven-a-Care Action, the Florida Ven-a-Care Action, the Federal Ven-A-Care Action, the Iowa AG Action, and the Consolidated New York Counties Action (collectively the “Ven-A-Care Settlement”). The Ven-A-Care Settlement was contingent upon approval of the United States Department of Justice and the execution of definitive settlement documents. In December of 2010, after the parties failed to finalize the Ven-A-Care Settlement, the Company reached an agreement in principle to settle the following pending actions: the Texas Ven-a-Care Action, the Florida Ven-a-Care Action, the Iowa AG Action, and the Consolidated New York Counties Action (the “State Ven-A-Care Settlement”). In addition, at the same time the Company reached an agreement in principle to settle claims pending in the Federal Ven-A-Care Action relative to the Texas, Florida, Iowa and New York Medicaid programs (the “Federal Ven-A-Care Settlement,” and collectively with the State Ven-A-Care Settlement, the “December 2010 Ven-A-Care Settlement”). The total amount to be paid by the Company under the terms of the proposed December 2010 Ven-A-Care Settlement is $79 million. The December 2010 Ven-A-Care Settlement is contingent upon obtaining final approval by the U.S. Department of Justice and the execution of definitive settlement documents.

The cases against the Company on behalf of Arizona, Hawaii and Massachusetts have been settled. The case against the Company on behalf of Alabama was tried in 2009. The jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. New trials against the Company and Andrx Corporation, a Company subsidiary, are scheduled for May and August of 2011, respectively. The case against the Company on behalf of Kentucky is scheduled for trial in November of 2011. The case against the Company on behalf of Mississippi is scheduled for trial in June 2011. The case against the Company on behalf of Alaska is scheduled for trial in January of 2012. The case against the Company on behalf of Idaho is scheduled for trial in March 2012. The case against the Company on behalf of Missouri is scheduled for trial in June of 2012.

The Company has accrued a $129.9 million liability reserve on its balance sheet in connection with the December 2010 Ven-A-Care Settlement and the remaining drug pricing actions. The December 2010 Ven-A-Care Settlement will resolve a considerable portion of the damages claims asserted against the Company and its affiliates in the various pending pricing litigations. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicaid Drug Reimbursement Litigation.  In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, f/k/a Biovail Pharmaceuticals, LLC, et. al.,USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In December 2010 the plaintiff served a ninth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself in the action. However, this action, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In each year since 2002, the independent expert has reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree. The FDA’s most recent inspection was conducted from August 2, 2010 through August 13, 2010. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Federal Trade Commission Investigations.  The Company has received Civil Investigative Demands or requests for information from the Federal Trade Commission seeking information and documents related to the terms on which the Company has settled lawsuits initiated by patentees under the Hatch-Waxman Act, and

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other commercial arrangements between the Company and third parties. These investigations include the Company’s August 2006 settlement with Cephalon, Inc. related to the Company’s generic version of Provigil® (modafinil). The Company believes these agreements comply with applicable laws and rules. However, if the Federal Trade Commission concludes that any of these agreements violate applicable antitrust laws or rules, it could initiate legal action against the Company. These actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Androgel® Antitrust Litigation.  On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al.,D. NJ Civ. No. 09-1507); ( Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al.,D. NJ Civ. No. 09-1856 ); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); ( Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms.,LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al ., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel ® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. Discovery in the private actions is ongoing. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On June 10, 2010, the Federal Trade Commission filed a notice of appeal to the Eleventh Circuit Court of Appeals, appealing the district court’s dismissal of its complaint. The appeal is pending.

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

Fentanyl Transdermal System Litigation.  Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Approximately 38 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 110 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation.  Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 300 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 800 plaintiffs. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes that it will be indemnified for the majority of these claims by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product in late 2008. Further, the Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purported class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On November 30, 2010, Anda filed a petition with the Federal Communications Commission (“FCC”), asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient. The FCC’s ruling on Anda’s petition may determine whether fax recipients who expressly agree to receive faxes may assert claims for receipt of such faxes pursuant to the TCPA. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC. The motion remains pending. No trial date has been set. Anda intends to defend the action vigorously. However, this action, if successful, could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Drospirenone/Ethinyl Estradiol Tablets (Generic version of Yasmin®).  On April 7, 2008, Bayer Schering Pharma AG sued the Company in the United States District Court for the Southern District of New York, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yasmin® tablets, infringes Bayer’s U.S. Patent No. 5,569,652 (Bayer Schering Pharma AG v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv3710). The complaint sought damages and injunctive relief. On September 28, 2010, the district court granted the Company’s motion for judgment on the pleadings and dismissed the case with prejudice. Final judgment was entered on January 7, 2011. On January 21, 2011, Bayer filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Yasmin®. Therefore, an adverse ruling on the appeal or a subsequent final determination that the Company has infringed the patent in suit could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Schedule II
Watson Pharmaceuticals, Inc.

Valuation and Qualifying Accounts
Years Ended December 31, 2010, 2009 and 2008

	Balance at	Charged to			Balance at
	Beginning of	Costs and	Deductions/		End of
	Period	Expenses	Write-offs	Other*	Period
	(In millions)

Allowance for doubtful accounts:
Year ended December 31, 2010	$5.4	$9.5	$(2.4)	—	$12.5
Year ended December 31, 2009	3.3	3.4	(3.1)	1.8	5.4
Year ended December 31, 2008	3.8	1.2	(1.7)	—	3.3
Inventory reserves:
Year ended December 31, 2010	77.7	50.0	(76.3)	—	51.4
Year ended December 31, 2009	34.7	51.0	(22.4)	14.4	77.7
Year ended December 31, 2008	47.7	45.7	(58.7)	—	34.7
Tax valuation allowance:
Year ended December 31, 2010	28.4	7.3	(6.0)	—	29.7
Year ended December 31, 2009	8.1	0.2	—	20.1	28.4
Year ended December 31, 2008	12.5	(0.6)	(3.8)	—	8.1

*	Represents opening balances of businesses acquired in the period.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below (in millions except per share data):

	For Three Month Periods Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010

Net revenues	$952.7	$882.4	$875.3	$856.5
Operating expenses	897.1	848.0	759.6	756.2

Operating income	55.0	34.4	115.7	100.3
Provision for income taxes	14.9	(12.2)	27.9	36.7
Net income	$18.3	$25.7	$70.6	$69.8

Basic earnings per share	$0.15	$0.21	$0.58	$0.57

Diluted earnings per share	$0.15	$0.21	$0.57	$0.57

Market price per share:
High	$52.20	$45.15	$44.97	$42.50

Low	$42.17	$39.34	$40.50	$37.26

	For Three Month Periods Ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2009	2009	2009

Net revenues	$785.7	$662.1	$677.8	$667.4
Operating expenses	685.5	551.4	586.3	585.9

Operating income	100.2	110.7	91.5	81.5
Provision for income taxes	32.8	39.3	37.6	30.9
Net income	$56.9	$63.0	$53.0	$49.1

Basic earnings per share	$0.52	$0.61	$0.51	$0.48

Diluted earnings per share	$0.51	$0.55	$0.46	$0.43

Market price per share:
High	$40.25	$37.20	$33.97	$32.95

Low	$33.88	$32.61	$28.06	$23.05

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Merger by and among Watson Pharmaceuticals, Inc., Water Delaware, Inc. and Andrx Corporation dated March 12, 2006, is incorporated by reference to Exhibit 2.1 to the Company’s March 13, 2006 Form 8-K.
2.2		Share Purchase Agreement dated as of June 16, 2009, by and among Robin Hood Holdings Limited, Watson Pharmaceuticals, Inc., certain shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as the Shareholders’ Representative, is incorporated by reference to Exhibit 2.1 to the Company’s June 16, 2009 Form 8-K.
2.3		First Amendment to Share Purchase Agreement, dated as of November 26, 2009, by and among Robin Hood Holdings Limited, Arrow Pharmaceutical Holdings Ltd., Cobalt Laboratories, Inc., Arrow International Ltd., Arrow Supplies Ltd., Watson Pharmaceuticals, Inc., Watson Pharma S.À.R.L., Watson Cobalt Holdings, LLC, the shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as Shareholders’ Representative, is incorporated by reference to Exhibit 2.2 to the Company’s November 26, 2009 Form 8-K.
3.1		Articles of Incorporation of the Company and all amendments thereto are incorporated by reference to Exhibit 3.1 to the Company’s June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to the Company’s June 30, 1996 Form 10-Q.
3.2		Second Amended and Restated Bylaws of Watson Pharmaceuticals, Inc. are incorporated by reference to Exhibit 3.1 to the Company’s March 5, 2009 Form 8-K.
3.3		Certificate of Designations for Series A Preferred Stock is incorporated by reference to Exhibit 3.1 to the Company’s November 26, 2009 Form 8-K.
4.1		Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, is incorporated by reference to Exhibit 4.1 to the Company’s August 18, 2009 Form 8-K.
4.2		First Supplemental Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, including the forms of the Company’s 5.000% Senior Notes due 2014 and 6.125% Senior Notes due 2019, is incorporated by reference to Exhibit 4.2 to the Company’s August 18, 2009 Form 8-K.
4.3		Second Supplemental Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of May 7, 2010, is incorporated by reference to Exhibit 10. to the Company’s March 31, 2010 10-Q.
4.4		Shareholders Agreement, dated as of December 2, 2009, by and among Watson Pharmaceuticals, Inc., Quiver Inc. and Friar Tuck Limited, is incorporated by reference to Exhibit 4.1 to the Company’s November 26, 2009 Form 8-K.
*10	.1	1991 Stock Option Plan of the Company, as revised, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 1995 Form 10-Q.
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
Third Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc.
*10	.3	Key Employee Agreement entered into as of February 28, 2000, between David A. Buchen and the Company is incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K.
*10	.4	Amendment to Key Employment Agreement entered into as of December 31, 2008, between David A. Buchen and the Company, is incorporated by reference to Exhibit 10.9 to the Company’s 2008 Form 10-K.
*10	.5	Key Employment Agreement entered into as of September 5, 2006 by and between Thomas R. Russillo and the Company is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 7, 2006.

Exhibit
No.		Description

*10	.6	Amendment to Watson Pharmaceuticals, Inc. Key Employment Agreement entered into as of December 29, 2008 by and between Thomas R. Russillo and the Company is incorporated by reference to Exhibit 10.6 to the Company’s 2008 Form 10-K.
*10	.7	Amendment to Key Employment Agreement entered into as of December 31, 2008, between AI Paonessa III and the Company, is incorporated by reference to Exhibit 10.8 to the Company’s 2008 Form 10-K.
10.8		Credit Agreement by and among Watson Pharmaceuticals, Inc., Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC, Wells Fargo Bank, National Association, Union Bank of California, N.A. and Sumitomo Mitsui Banking Corporation dated November 3, 2006 is incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 6, 2006.
*10	.9	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for an Employee or a Consultant is incorporated by reference to Exhibit 10.15 to the Company’s 2004 Form 10-K.
*10	.10	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for a Director is incorporated by reference to Exhibit 10.16 to Exhibit 10.16 to the Company’s 2004 Form 10-K.
*10	.11	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Restricted Stock Award is incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2005 Form 10-Q.
*10	.12	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Option Grant is incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2005 Form 10-Q.
*10	.13	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Restricted Stock Award is incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2005 Form 10-Q.
*10	.14	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Stock Option Award is incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2005 Form 10-Q.
*10	.15	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Stock Option Award is incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2005 Form 10-Q.
*10	.16	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Award is incorporated by reference to Exhibit 10.22 to the Company’s 2006 Form 10-K.
*10	.17	Key Employee Agreement between Watson Pharmaceuticals, Inc. and Paul M. Bisaro, dated as of August 1, 2007, is incorporated by reference to Exhibit 10.2 to the Company’s August 1, 2007 Form 8-K.
*10	.18	Amendment to Watson Pharmaceuticals, Inc. Key Employee Agreement entered into as of December 22, 2008 by and between Paul M. Bisaro and the Company is incorporated by reference to Exhibit 10.27 to the Company’s 2008 Form 10-K.
*10	.19	Key Employee Agreement between Anda, Inc. and Al Paonessa III, dated as of August 2, 2007 is incorporated by reference to Exhibit 10.28 to the Company’s 2007 Form 10-K.
10.20		Amendment No. 1, dated July 1, 2009, to the Credit Agreement dated November 3, 2006, by and among Watson Pharmaceuticals, Inc., Canadian Imperial Bank of Commerce, acting through its New York agency, as administrative agent, Wachovia Capital Markets, LLC, as syndication agent, a syndicate of lenders, and Wells Fargo Bank, National Association, Union Bank of California, N.A., Sumitomo Mitsui Banking Corporation, as documentation agents and the financial institutions from time to time party thereto, is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2009 Form 10-Q.
*10	.21	Second Amendment to Key Employee Agreement between Watson Pharmaceuticals, Inc. and Thomas R. Russillo, dated as of August 13, 2009, is incorporated by reference to Exhibit 10.1 to the Company’s August 13, 2009 Form 8-K
*10	.22	Key Employee Agreement entered into as of October 30, 2009 by and between R. Todd Joyce and the Company is incorporated by reference to Exhibit 10.1 to the Company’s October 30, 2009 Form 8-K.

Exhibit
No.		Description

10.23		Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc., is incorporated by reference to Exhibit 2.1 to the Company’s March 5, 2010 Form 8-K.
10.24		Consulting agreement between Arrow No. 7 Ltd., and Anthony Selwyn Tabatznik as of May 10, 2010, is incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2010 Form 10-Q.
12.1		Statement regarding the computation of ratio of earnings to fixed charges is incorporated by reference to Exhibit 12.1 to the Company’s August 17, 2009 Form S-3.
21.1		Subsidiaries of the Company.
23.1		Consent of PricewaterhouseCoopers LLP.
31	.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS***	XBRL Instance Document
101	.SCH***	XBRL Taxonomy Extension Schema Document
101	.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB***	XBRL Taxonomy Extension Label Linkbase Document

*	Compensation Plan or Agreement

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

***	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.