Form 10-Q
period 2011-03-31
WATSON PHARMACEUTICALS INC
filed 2011-04-27
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13305

WATSON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-3872914
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Morris Corporate Center III
400 Interpace Parkway
Parsippany, New Jersey 07054
(Address of principal executive offices, including zip code)
(862)-261-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of April 18, 2011 was approximately 126,479,403.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	1

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	2

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosure about Market Risk	32

Item 4. Controls and Procedures	33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	35

Signatures	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except par value)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$504.5	$282.8
Marketable securities	10.3	11.1
Accounts receivable, net	532.7	560.9
Inventories, net	592.3	631.0
Prepaid expenses and other current assets	121.8	134.2
Deferred tax assets	175.2	179.4

Total current assets	1,936.8	1,799.4

Property and equipment, net	626.7	642.3
Investments and other assets	74.0	84.5
Deferred tax assets	151.0	141.0
Product rights and other intangibles, net	1,612.5	1,632.0
Goodwill	1,528.1	1,528.1

Total assets	$5,929.1	$5,827.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$752.1	$741.1
Income taxes payable	65.6	39.9
Deferred tax liabilities	20.6	20.8
Deferred revenue	18.0	18.9

Total current liabilities	856.3	820.7

Long-term debt	1,020.3	1,016.1
Deferred revenue	17.6	18.2
Other long-term liabilities	152.7	183.1
Other taxes payable	71.8	65.1
Deferred tax liabilities	440.0	441.5

Total liabilities	2,558.7	2,544.7

Commitments and contingencies
Equity:
Preferred stock	—	—
Common stock	0.4	0.4
Additional paid-in capital	1,807.3	1,771.8
Retained earnings	1,869.8	1,824.5
Accumulated other comprehensive income (loss)	14.9	(2.5)
Treasury stock, at cost	(322.9)	(312.5)

Total stockholders’ equity	3,369.5	3,281.7
Noncontrolling interest	0.9	0.9

Total equity	3,370.4	3,282.6

Total liabilities and equity	$5,929.1	$5,827.3

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Net revenues	$876.5	$856.5

Operating expenses:
Cost of sales (excludes amortization, presented below)	455.6	504.7
Research and development	74.3	59.5
Selling and marketing	85.5	77.6
General and administrative	79.3	74.4
Amortization	56.6	39.0
Loss on asset sales and impairments	14.4	1.0

Total operating expenses	765.7	756.2

Operating income	110.8	100.3

Non-operating income (expense):
Interest income	0.8	0.4
Interest expense	(21.8)	(20.3)
Other income (expense)	(3.7)	26.1

Total other income (expense), net	(24.7)	6.2

Income before income taxes and noncontrolling interests	86.1	106.5
Provision for income taxes	41.3	36.7

Net income	44.8	69.8
Loss attributable to noncontrolling interest	0.5	—

Net income attributable to common shareholders	$45.3	$69.8

Earnings per share:
Basic	$0.37	$0.57

Diluted	$0.36	$0.57

Weighted average shares outstanding:
Basic	123.7	121.7

Diluted	125.7	123.4

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44.8	$69.8

Reconciliation to net cash provided by operating activities:
Depreciation	23.0	24.7
Amortization	56.6	39.0
Deferred income tax benefit	(3.2)	(14.8)
Provision for inventory reserve	12.5	11.9
Share based compensation	8.4	4.9
(Earnings) losses on equity method investments	4.5	(2.5)
Gain on sale of securities	(0.8)	(23.4)
Loss on asset sales and impairments	14.4	1.0
Excess tax benefits from stock-based compensation	(6.7)	—
Accretion of preferred stock and contingent payment consideration	13.6	6.6
Other, net	1.0	(1.5)
Changes in assets and liabilities:
Accounts receivable, net	31.1	(32.3)
Inventories	33.0	(44.1)
Prepaid expenses and other current assets	13.2	4.8
Accounts payable and accrued expenses	(42.1)	11.7
Deferred revenue	(1.3)	4.8
Income and other taxes payable	40.9	46.5
Other assets and liabilities	(10.9)	5.2

Total adjustments	187.2	42.5

Net cash provided by operating activities	232.0	112.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(19.3)	(7.3)
Acquisition of product rights	(1.0)	(0.6)
Acquisition of business, net of cash acquired	—	(16.8)
Proceeds from sale of cost/equity investments	0.8	94.1
Other	—	(1.0)

Net cash (used in) provided by investing activities	(19.5)	68.4

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and other long-term liabilities	—	(3.4)
Principal payments on term loan, revolving loan and other debt	—	(220.0)
Repurchase of common stock	(10.3)	(4.4)
Acquisition of noncontrolling interests	(5.5)	—
Excess tax benefits from stock-based compensation	6.7	—
Proceeds from stock plans	20.3	14.9

Net cash provided by (used in) financing activities	11.2	(212.9)

Effect of currency exchange rate changes on cash and cash equivalents	(2.0)	—

Net increase (decrease) in cash and cash equivalents	221.7	(32.2)
Cash and cash equivalents at beginning of period	282.8	201.4

Cash and cash equivalents at end of period	$504.5	$169.2

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
     The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary to present fairly Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.
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

	Three Months Ended March 31,
	2011	2010
Net income attributable to common shareholders	$45.3	$69.8

Other comprehensive income (loss)
Translation gains (losses)	26.5	(15.8)
Unrealized gain (loss) on securities, net of tax	(9.1)	0.4

Total other comprehensive income (loss)	17.4	(15.4)

Total comprehensive income	$62.7	$54.4

Preferred and Common Stock
     As of March 31, 2011 and December 31, 2010, there were 2.5 million shares of no par value per share preferred stock authorized. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009, the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012, and is accordingly included within long-term debt in the consolidated balance sheet at March 31, 2011 and December 31, 2010. See Note 7 — “DEBT” for additional discussion. As of March 31, 2011 and December 31, 2010, there were 500.0 million shares of $0.0033 par value per share common stock authorized, 136.3 million and 135.3 million shares issued and 126.4 million and 125.8 million outstanding, respectively. Of the issued shares, 9.9 million shares and 9.7 million shares were held as treasury shares as of March 31, 2011 and December 31, 2010, respectively.
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
     A number of factors impact the level of SRA as a percentage of gross accounts receivable. These factors include sales levels for our Distribution segment which has lower levels of SRA relative to our other segments and international sales with operations in Western Europe, Canada, Australasia, South America and South Africa, which has lower levels of SRA compared to our U.S. generic business.
     Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $297.5 million and $320.5 million at March 31, 2011 and December 31, 2010, respectively. Accounts payable and accrued liabilities include $104.7 million and $106.5 million at March 31, 2011 and December 31, 2010, respectively, for certain rebates and other amounts due to indirect customers.
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

	Three months ended
	March 31,
	2011	2010
EPS — basic
Net income attributable to common shareholders	$45.3	$69.8

Basic weighted average common shares outstanding	123.7	121.7

EPS — basic	$0.37	$0.57

EPS — diluted
Net income attributable to common shareholders	$45.3	$69.8

Basic weighted average common shares outstanding	123.7	121.7
Effect of dilutive securities:
Dilutive stock awards	2.0	1.7

Diluted weighted average common shares outstanding	125.7	123.4

EPS — diluted	$0.36	$0.57

     Stock awards to purchase 0.3 million and 1.5 million common shares for the three month periods ended March 31, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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
     As of March 31, 2011, the Company had $0.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 0.9 years. As of March 31, 2011, the Company had $55.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.8 years. During the three months ended March 31, 2011, the Company issued approximately 888,000 restricted stock grants and performance awards with an aggregate intrinsic value of $50.1 million. No stock option grants were issued during the three months ended March 31, 2011.
Recent Accounting Pronouncements
     In March 2010, the FASB ratified accounting guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendment is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statement.
NOTE 2 — OTHER INCOME
     Other income consisted of the following (in millions):

	Three Months Ended March 31,
	2011	2010
Earnings (losses) on equity method investments	$(4.5)	$2.5
Gain on sale of securities	0.8	23.4
Other income	—	0.2

	$(3.7)	$26.1

     Earnings (losses) on equity method investments includes amortization expense of $0.5 million for the three months ended March 31, 2011.
NOTE 3 — ACQUISITIONS AND DIVESTITURES
Acquisition of Eden Biopharm Group Limited
     In January 2010, Watson purchased the remaining 64% interest in Eden Biopharm Group Limited (“Eden”) for $15.0 million. Eden provides development and manufacturing services for early-stage biotech companies. Eden results are included within our Global Brands segment.
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
     The transaction was accounted for using the purchase method of accounting under existing U.S. GAAP with assets acquired and liabilities assumed recorded at their fair values as of the acquisition date. The purchase price for the Columbia acquisition was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date as follows:

Amount
(in millions)
Investments	$11.5
IPR&D intangible assets	75.8
Intangible assets	39.5
Long-term deferred tax assets	24.3
Contingent consideration obligations	(64.8)
Long-term deferred tax liabilities	(24.3)

Net assets acquired	$62.0

Pro forma results of operations have not been presented because the effect of the acquisition was not material.
Acquisition of Equity Interest in Moksha8 Pharmaceuticals, Inc. (“Moksha8”)
     On October 4, 2010, the Company entered into an agreement with Moksha8 to expand into markets in Brazil and Mexico. The Company made an initial investment of $30.0 million in cash in Moksha8 in exchange for an ownership share in Moksha8. The Company is also committed to invest an additional $20.0 million in Moksha8 contingent upon the successful execution by Moksha8 of additional third-party product acquisitions over the next year.
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
     Segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generic, Global Brand and Distribution segments consisted of the following (in millions):

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Generic	Brand	Distribution	Total	Generic	Brand	Distribution	Total
Product sales	$585.0	$80.3	$179.5	$844.8	$534.1	$72.4	$221.4	$827.9
Other	15.1	16.6	—	31.7	9.7	18.9	—	28.6

Net revenues	600.1	96.9	179.5	876.5	543.8	91.3	221.4	856.5

Operating expenses:
Cost of sales(1)	289.1	17.8	148.7	455.6	287.5	24.7	192.5	504.7
Research and development	54.4	19.9	—	74.3	42.2	17.3	—	59.5
Selling and marketing	30.6	36.5	18.4	85.5	26.9	32.5	18.2	77.6

Contribution	$226.0	$22.7	$12.4	$261.1	$187.2	$16.8	$10.7	$214.7

Contribution margin	37.7%	23.4%	6.9%	29.8%	34.4%	18.4%	4.8%	25.1%

General and administrative				79.3				74.4
Amortization				56.6				39.0
Loss (gain) on asset sales and impairments				14.4				1.0

Operating income				$110.8				$100.3

Operating margin				12.6%				11.7%

(1)	Excludes amortization of acquired intangibles including product rights.
NOTE 5 — INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at March 31, 2011 and December 31, 2010 is approximately $7.0 million and $4.6 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace.
     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
Inventories:
Raw materials	$175.4	$178.4
Work-in-process	44.7	38.4
Finished goods	423.5	465.6

	643.6	682.4
Less: Inventory reserves	51.3	51.4

	$592.3	$631.0

NOTE 6 — GOODWILL
     Goodwill for the Company’s reporting units consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
Global Brand segment	$371.6	$371.6
Global Generic segment	1,070.2	1,070.2
Distribution segment	86.3	86.3

Total goodwill	$1,528.1	$1,528.1

NOTE 7 — DEBT
     Debt consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
Senior Notes,
$450.0 million 5.000% notes due August 14, 2014 (the “2014 Notes”)	$450.0	$450.0
$400.0 million 6.125% notes due August 14, 2019 (the “2019 Notes”) together the “Senior Notes”	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(2.0)	(2.1)

Senior Notes, net	848.0	847.9
Senior Credit Facility with Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	—	—
Mandatorily Redeemable Preferred Stock	170.4	166.4
Other notes payable	1.9	1.8

	1,020.3	1,016.1
Less: Current portion	—	—

Total long-term debt	$1,020.3	$1,016.1

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
     The 2006 Credit Facility has a five-year term and matures in November 2011. The indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries, other than minor subsidiaries, on a joint and several basis. The Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. During 2010, the Company repaid $400.0 million on the 2006 Credit Facility. As of March 31, 2011, no amounts were outstanding on either the Revolving Facility or the Term Facility of the 2006 Credit Facility.
     The Company is subject to, and, as of March 31, 2011, was in compliance with, all financial and operation covenants under the terms of the 2006 Credit Facility.
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
     In accordance with the existing U.S. GAAP, the Mandatorily Redeemable Preferred Stock has been reported as long-term debt and accretion expense has been classified as interest expense. The fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $150.0 million at Acquisition Date based on the mandatory redemption value of $200.0 million on December 2, 2012 using a discount rate of 9.63% per annum. At March 31, 2011, the fair value of the Mandatorily Redeemable Preferred Stock was $170.4 million and the unamortized accretion expense was $29.6 million.

Fair Value of Debt Instruments
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on March 31, 2011. As of March 31, 2011, the fair value of our Senior Notes was $81.7 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
NOTE 8 — BUSINESS RESTRUCTURING CHARGES
     Activity related to our business restructuring and facility rationalization activities primarily consisted of restructuring activities involving facilities at Carmel, New York; Corona, California; Mississauga, Canada and Melbourne, Australia for the quarter ended March 31, 2011 as follows (in millions):

					Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-cash	March 31,
	2010	to Expense	Payments	Adjustments	2011
Cost of sales
Severance and retention	$12.9	$0.7	$—	$—	$13.6
Product transfer costs	1.4	0.4	(1.6)	—	0.2
Facility decommission costs	1.6	1.0	(1.6)	—	1.0
Accelerated depreciation	—	1.3	—	(1.3)	—

	15.9	3.4	(3.2)	(1.3)	14.8

Operating expenses
R&D	3.1	2.9	—	—	6.0
Accelerated Depreciation — R&D	—	0.5	—	(0.5)	—
Selling, general and administrative	1.0	—	—	—	1.0

	4.1	3.4	—	(0.5)	7.0

Total restructuring charges	$20.0	$6.8	$(3.2)	$(1.8)	$21.8

     Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Global Generic segment.
NOTE 9 — INCOME TAXES
     The Company’s effective tax rate for the three months ended March 31, 2011 was 47.9% compared to 34.5% for the three months ended March 31, 2010. The higher effective tax rate for the three months ended March 31, 2011, as compared to the same period of the prior year, is primarily due the Company’s inability to tax benefit losses incurred in certain foreign jurisdictions including a non-recurring charge relating to the shutdown of the research center in Australia. Additionally, in the three months ended March 31, 2010 we received a non-recurring tax benefit from the sale of our Sweden subsidiary.
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
     With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. In 2010, the Internal Revenue Service (“IRS”) completed its examination of the Andrx Corporation’s tax returns for the pre-acquisition period and the Company’s tax returns for the 2004 — 2006 tax years. Also, in 2010, the IRS began examining the Company’s tax returns for the 2007-2009 tax years. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes.
NOTE 10 — STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the three months ended March 31, 2011 consisted of the following (in millions):

Stockholders’ equity, December 31, 2010	$3,281.7
Common stock issued under employee plans	20.3
Increase in additional paid-in capital for share-based compensation plans	8.4
Net income	45.3
Other comprehensive loss	17.4
Tax benefit from employee stock plans	6.7
Repurchase of common stock	(10.3)

Stockholders’ equity, March 31, 2011	$3,369.5

NOTE 11 — FAIR VALUE MEASUREMENT
     Fair value as the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy distinguishes three levels of inputs that may be utilized when measuring fair value, including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (using unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

     Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at March 31, 2011 and December 31, 2010 consisted of the following (in millions):

	Fair Value Measurements as at March 31, 2011 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$10.3	$10.3	$—	$—
Investments	—	—	—	—

Liabilities:
Contingent consideration	207.4	—	—	207.4

	Fair Value Measurements as at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11.1	$11.1	$—	$—
Investments	23.1	23.1	—	—

Liabilities:
Contingent consideration	198.5	—	—	198.5
     Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.
     The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our consolidated statement of operations. For the three months ended March 31, 2011, $4.4 million and $5.1 million have been included within research and development expenses and interest expense, respectively in the accompanying condensed consolidated statement of operations.
     The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (in millions):

	Balance at	Net transfers	Purchases, sales,	Total realized	Ending balance
	December 31,	in to (out of)	settlements,	and unrealized	at March 31,
	2010	Level 3	issuances, net	gains (losses)	2011
Liabilities:
Contingent consideration obligations	198.5	—	(0.6)	9.5	207.4

NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
     Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases have been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims and denied the plaintiffs’ motions for class certification. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. On November 7, 2007, the U.S. Court of Appeals for the Second Circuit ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On June 22, 2009, the Supreme Court denied the indirect purchaser plaintiffs’ petition for writ of certiorari. In the appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Rite Aid, on April 29, 2010, the United States Court of Appeals for the Second Circuit affirmed the ruling of the District Court granting summary judgment in favor of the defendants, and on September 7, 2010, denied the appellants’ petition for rehearing en banc. On December 6, 2010, the appellants filed a petition for writ of certiorari with the United States Supreme Court seeking review of the Second Circuit’s decision. On March 7, 2011, the Supreme Court denied the direct purchaser plaintiffs’ petition for writ of certiorari. Other actions are pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In the action pending in Kansas, the court has administratively terminated the matter pending the outcome of the appeals in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On November 19, 2009, the plaintiffs filed a notice of appeal. The appeal remains pending. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Sanofi has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

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
     Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 145). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts of certain drugs paid by various public and private plans and programs. Certain defendants, including the Company, have entered into a settlement agreement resolving all claims against them in the Consolidated Class Action. The total amount of the settlement for all of the settling defendants is $125 million. The amount to be paid by each settling defendant is confidential. On July 2, 2008, the United States District Court for the District of Massachusetts preliminarily approved the Track Two settlement. On April 27, 2009, the Court held a hearing to further consider the fairness of the proposed settlement. The Court adjourned the hearing without ruling on the fairness of the proposed settlement until additional notices are provided to certain of the class members in the action. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.
     The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Texas, Kansas, Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Idaho, South Carolina, Hawaii, Utah, Iowa, Oklahoma and Louisiana captioned as follows: State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-

3032G, Florida Circuit Court in Leon County (the “Florida Ven-A-Care Action”); State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461 (the “Iowa AG Action”); State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Alpharma Inc., et al, Case No. 08-001565, in the District Court of Travis County, Texas (the “Texas Ven-A-Care Action”); United States of America ex rel. Ven-A-Care of the Florida Keys, Inc.,v. Actavis Mid-Atlantic LLC, Civil Action No. 08-10852, in the U.S. District Court for the District of Massachussetts (the “Federal Ven-A-Care Action”); State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department; State of Oklahoma, ex rel., W.A. Drew Edmondson, Attorney General of Oklahoma v. Abbott Laboratories, Inc., et al., Case No. CJ-2010-474, District Court of Pottawatomie County, Oklahoma, and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19th Judicial District. In December of 2010, the State of Utah served the Company with a Civil Investigative Demand seeking additional information relating to the Company’s pricing practices.
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

     The cases against the Company on behalf of Arizona, Hawaii and Massachusetts have been settled. The case against the Company on behalf of Alabama was tried in 2009. The jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial against the Company and Andrx Corporation, a Company subsidiary, is scheduled for August of 2011. The case against the Company on behalf of Kentucky is scheduled for trial in November of 2011. The case against the Company on behalf of Mississippi had been scheduled for trial in June 2011, but that trial date has been vacated and a new trial date has not been set. The case against the Company on behalf of Alaska is scheduled for trial in January of 2012. The case against the Company on behalf of Idaho is scheduled for trial in March 2012. The case against the Company on behalf of Missouri is scheduled for trial in June of 2012.
     The Company has accrued a $129.9 million liability reserve on its balance sheet in connection with the December 2010 Ven-A-Care Settlement and the remaining drug pricing actions. The December 2010 Ven-A-Care Settlement will resolve a considerable portion of the damages claims asserted against the Company and its affiliates in the various pending pricing litigations. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Medicaid Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, f/k/a Biovail Pharmaceuticals, LLC, et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In December 2010 the plaintiff served a ninth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself in the action. However, this action, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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
     Androgel® Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al.,D. NJ Civ. No. 09-1856 ); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); ( Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms.,LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al ., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation

transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel ® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. Discovery in the private actions is ongoing. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On June 10, 2010, the Federal Trade Commission filed a notice of appeal to the Eleventh Circuit Court of Appeals, appealing the district court’s dismissal of its complaint. The appeal is pending.
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
     Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Approximately 43 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 120 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 890 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 2,635 plaintiffs. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes that it will be indemnified for the majority of these claims by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product in late 2008. Further, the Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a purported class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On November 30, 2010, Anda filed a petition with the Federal Communications Commission (“FCC”), asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient. The FCC’s ruling on Anda’s petition may determine whether fax recipients who expressly agree to receive faxes may assert claims for receipt of such faxes pursuant to the TCPA. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC. On April 11, 2011, the court denied the motion. The plaintiff’s motion for class certification is required to be filed by May 19, 2011. No trial date has been set. Anda intends to defend the action vigorously. However, this action, if successful, could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and the results of operations should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere in this Quarterly Report.
Overview of Watson
     Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) was incorporated in 1985 and is engaged in the development, manufacturing, marketing, sale and distribution of brand and off-patent (generic) pharmaceutical products. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities in the United States of America (“U.S.”) and in key international markets including Western Europe, Canada, Australasia, South America and South Africa.
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
Operational Excellence including Global Supply Chain Initiative
     Over the past several years, we have announced steps to improve our operating cost structure and achieve operating excellence and efficiencies through our Global Supply Chain Initiative (“GSCI”). In 2008, GSCI’s

included the planned closure of manufacturing facilities in Carmel, New York, our distribution center in Brewster, New York and the transition of manufacturing to our other manufacturing locations within the U.S. and India. Distribution activities at our distribution center in Brewster, New York ceased in July 2009. Product manufacturing ceased in Carmel, New York by December 31, 2010 and we closed the facility in early 2011. During 2010, the Company announced additional measures to reduce its cost structure involving a manufacturing facility in Canada, certain R&D activities in Canada and certain R&D activities in Australia. In January 2011, the Company announced the closure of R&D activities in Corona, California. These additional restructuring activities, and the transfer of development activities to existing R&D sites, are expected to be completed in Australia by early 2011, in Corona by the end of 2011 and in Canada by late 2012. The Company expects to incur additional pre-tax costs associated with the planned closures during 2011 and 2012 of approximately $20.0 to $25.0 million which includes accelerated depreciation expense of $7.0 to $8.5 million, severance, retention, relocation and other employee related costs of approximately $5.0 to $8.0 million and product transfer costs of approximately $8.0 to $8.5 million.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$585.0	$80.3	$179.5	$844.8	$534.1	$72.4	$221.4	$827.9
Other	15.1	16.6	—	31.7	9.7	18.9	—	28.6

Net revenues	600.1	96.9	179.5	876.5	543.8	91.3	221.4	856.5

Operating expenses:
Cost of sales(1)	289.1	17.8	148.7	455.6	287.5	24.7	192.5	504.7
Research and development	54.4	19.9	—	74.3	42.2	17.3	—	59.5
Selling and marketing	30.6	36.5	18.4	85.5	26.9	32.5	18.2	77.6

Contribution	$226.0	$22.7	$12.4	$261.1	$187.2	$16.8	$10.7	$214.7

Contibution margin	37.7%	23.4%	6.9%	29.8%	34.4%	18.4%	4.8%	25.1%

General and administrative				79.3				74.4
Amortization				56.6				39.0
Loss on asset sales & impairments				14.4				1.0

Operating income				$110.8				$100.3

Operating margin				12.6%				11.7%

(1)	Excludes amortization of acquired intangibles including product rights.
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
     Net revenues from our Global Generics segment during the three months ended March 31, 2011 increased 10.4% or $56.3 million to $600.1 million compared to net revenues of $543.8 million from the prior year. The increase in net revenues was attributable to higher sales of extended release products ($46.0 million) and sales from new product launches offset in part by lower international product sales. Other revenue increased during the three months ended March 31, 2011 primarily due to a settlement of a contingent asset acquired as part of a business combination ($7.4 million).
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
     Cost of sales for our Global Generics segment increased 0.6% or $1.6 million to $289.1 million for the three months ended March 31, 2011 compared to $287.5 million in the prior year period.
Research and Development Expenses
     Global Generics segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with the development of our products.
     R&D expenses within our Global Generic segment increased 28.9% or $12.2 million to $54.4 million for the three months ended March 31, 2011 compared to $42.2 million from the prior period. This increase in R&D expenses was mainly due to bio-equivalent study costs ($6.0 million), closure costs associated with our Corona, California and Australian R&D facilities ($4.2 million), and R&D expenditures in international operations ($2.0 million).
Selling and Marketing Expenses
     Global Generics selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.
     Global Generic segment selling and marketing expenses increased 13.8% or $3.7 million to $30.6 million for the three months ended March 31, 2011 compared to $26.9 million from the prior year period due primarily to the selling and marketing expenses incurred in international operations.

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
     Net revenues from our Global Brands segment for the three months ended March 31, 2011 increased 6.1% or $5.6 million to $96.9 million compared to net revenues of $91.3 million from the prior year period. The increase in product sales ($7.9 million) is attributed to new product launches including Crinone® and higher sales of certain promoted and non-promoted products.
     The decrease in other revenue ($2.3 million) was primarily due to lower deferred and royalty revenue offset by an increase from the Company’s promotion of AndroGel®.
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
     Cost of sales for our Global Brands segment decreased 27.9% or $6.9 million to $17.8 million in the three months ended March 31, 2011 compared to $24.7 million in the prior year period primarily due to product sales mix.
Research and Development Expenses
     R&D expenses consist mainly of personnel-related costs, contract research, clinical costs and facilities costs associated with the development of our products.
     R&D expenses within our Global Brands segment increased 15.0% or $2.6 million to $19.9 million compared to $17.3 million from the prior year period primarily due to a fair value adjustment related to the acquisition of the progesterone business from Columbia Laboratories, Inc. ($4.4 million) and Eden development expenses ($3.2 million). These amounts were partially offset by lower milestone payments ($3.0 million) and outside services costs ($1.0 million).
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.
     Selling and marketing expenses within our Global Brands segment increased 12.3% or $4.0 million to $36.5 million compared to $32.5 million from the prior year primarily due to higher field force, marketing and support personnel-related costs ($3.4 million) and promotional costs ($0.6 million).

Distribution Segment
Net Revenues
     Our Distribution segment distributes generic and certain select brand pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through a combination of national sales representatives, an in-house telemarketing staff and through internally developed ordering systems. The Distribution segment operating results exclude sales of products developed, acquired, or licensed by Watson’s Global Generic and Global Brand segments.
     Net revenues from our Distribution segment for the three months ended March 31, 2011 decreased 18.9% or $41.9 million to $179.5 million compared to net revenues of $221.4 million in the prior year period due to a decline in third party products launches and base business in the current period.
Cost of Sales
     Cost of sales for our Distribution segment includes third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.
     Cost of sales for our Distribution segment decreased 22.8% or $43.8 million to $148.7 million during the three months ended March 31, 2011 compared to $192.5 million due to lower overall sales offset by sales of higher margin products.
Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.
     Distribution segment selling and marketing expenses increased 1.1% or $0.2 million to $18.4 million for the three months ended March 31, 2011 as compared to $18.2 million in the prior year period.
Corporate General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in millions):	2011	2010	Dollars	%
Corporate general and administrative expenses	$79.3	$74.4	$4.9	6.6%
as a % of net revenues	9.0%	8.7%
     Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation costs and professional services costs which are general in nature and not directly related to specific segment operations.
     Corporate general and administrative expenses increased 6.6% or $4.9 million to $79.3 million compared to $74.4 million from the prior year period due to higher personnel expenses and related costs, travel and consulting fees, and stock-based compensation costs ($12.0 million). These amounts were offset in part by lower acquisition and integration costs ($4.1 million) and lower legal settlement expenses ($3.0 million).

Amortization

	Three Months Ended March 31,		Change
($ in millions):	2011	2010	Dollars	%
Amortization	$56.6	$39.0	$17.6	45.1%
as a % of net revenues	6.5%	4.6%
     The Company’s amortizable assets consist primarily of acquired product rights. Amortization for the three months ended March 31, 2011 increased reflecting higher amortization of intangible assets in our international business as a result of product launches and higher amortization rates.
Loss on Asset Sales & Impairments

	Three Months Ended March 31,		Change
($ in millions):	2011	2010	Dollars	%
Loss on asset sales & impairments	$14.4	$1.0	$13.4	NM
     In March 2011, we recognized an impairment loss of $14.4 million related to the anticipated sales of our Australia R&D facility and two buildings at our Copiague, New York manufacturing facility. In March 2010, we recognized a loss on the sale of stock in our Sweden subsidiary.
Interest Income

	Three Months Ended March 31,		Change
($ in millions):	2011	2010	Dollars	%
Interest income	$0.8	$0.4	$0.4	100.0%
     Interest income increased for the three months ended March 31, 2011 due to an increase in interest rates, and higher cash balances over the prior year period.

Interest Expense

	Three Months Ended March 31,		Change
($ in millions):	2011	2010	Dollars	%
Interest expense — $850 million Senior Notes due 2014 (the “2014 Notes”) and due 2019 (the “2019 Notes”) together the “Senior Notes”	$11.8	$12.1	$(0.3)
Interest expense — Senior Credit Facility with Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	—	1.2	(1.2)
Interest expense — Manditorily Redeemable Preferred Stock	4.0	3.7	0.3
Interest expense — accretion on contingent obligations	5.1	2.9	2.2
Interest expense — other	0.9	0.4	0.5

Interest expense	$21.8	$20.3	$1.5	7.4%

     Interest expense increased for the three months ended March 31, 2011 over the prior year period, primarily due to interest accretion charges on the Mandatorily Redeemable Preferred Stock and accretion of interest on the contingent obligation, which was partially offset by reduced interest costs on outstanding borrowings.
Other Income (Loss)

	Three Months Ended March 31,		Change
($ in millions):	2011	2010	Dollars	%
Earnings (loss) on equity method investments	$(4.5)	$2.5	$(7.0)
Gain on sale of securities	0.8	23.4	(22.6)
Other income (loss)	—	0.2	(0.2)

	$(3.7)	$26.1	$(29.8)	(114.2)%

Earnings on Equity Method Investments
     The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.
     Earnings (losses) on equity method investments for the three months ended March 31, 2011 primarily represents our share of equity losses in Columbia and Moksha 8 and includes amortization expense of $0.5 million. Earnings on equity method investments for the three months ended March 31, 2010, primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”). On March 24, 2010, the Company sold its interest in Scinopharm (refer to discussion below in “Gain (Loss) on Securities”).
Gain (Loss) on Sale of Securities
     On March 24, 2010, we completed the sale of our outstanding shares of Scinopharm for net proceeds of approximately $94.0 million.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2011	2010	Dollars	%
Provision for income taxes	$41.3	$36.7	$4.6	12.5%
Effective tax rate	47.9%	34.5%
     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes and other factors which, combined, can increase or decrease the effective tax rate.
     The higher effective tax rate for the three months ended March 31, 2011, as compared to the prior year period is primarily due to the Company’s inability to tax benefit losses incurred in certain foreign jurisdictions including a non-recurring charge relating to the shutdown of the research and development center in Australia. Additionally, in the three months ended March 31, 2010 we received a non-recurring tax benefit from the sale of our Sweden subsidiary.
Liquidity and Capital Resources
Working Capital Position
     Working capital at March 31, 2011 and December 31, 2010 is summarized as follows (in millions):

	March 31,	December 31,	Increase
	2011	2010	(Decrease)
Current Assets:
Cash and cash equivalents	$504.5	$282.8	$221.7
Marketable securities	10.3	11.1	(0.8)
Accounts receivable, net of allowances	532.7	560.9	(28.2)
Inventories, net	592.3	631.0	(38.7)
Prepaid expenses and other current assets	121.8	134.2	(12.4)
Deferred tax assets	175.2	179.4	(4.2)

Total current assets	1,936.8	1,799.4	137.4

Current liabilities:
Accounts payable and accrued expenses	752.1	741.1	11.0
Short-term debt and current portion of long-term debt	—	—	—
Income taxes payable	65.6	39.9	25.7
Other	38.6	39.7	(1.1)

Total current liabilities	856.3	820.7	35.6

Working Capital	$1,080.5	$978.7	$101.8

Current Ratio	2.26	2.19

     For the three months ended March 31, 2011, our working capital increased by $101.8 million from $978.7 million at December 31, 2010 to $1.1 billion primarily related to cash provided by operating activities.

Cash Flows from Operations
     Summarized cash flow from operations is as follows (in millions):

	Three months ended March 31,
	2011	2010
Net cash provided by operating activities	$232.0	$112.3
     Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $232.0 million for the three months ended March 31, 2011, compared to $112.3 million for the prior year period. Net cash provided by operations was higher during the current year due to lower accounts receivable and lower inventories offset by lower accounts payable and accrued expenses.
     Management expects that available cash balances and 2011 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2011 capital expenditure funding requirements.
Investing Cash Flows
     Our cash flows from investing activities are summarized as follows (in millions):

	Three months ended March 31,
	2011	2010
Net cash (used in) provided by investing activities	$(19.5)	$68.4
     Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. Net cash used in investing activities was $19.5 million for the three months ended March 31, 2011 compared net cash provided by investing activities of $68.4 million during the prior year period. Net cash provided by investing activities in 2010 included the sale of Scinopharm.
Financing Cash Flows
     Our cash flows from financing activities are summarized as follows (in millions):

	Three months ended March 31,
	2011	2010
Net cash provided by (used in) financing activities	$11.2	$(212.9)
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. For the three month period ended March 31, 2011, net cash provided by financing activities was $11.2 million compared to $212.9 million used in financing activities during the prior year period. Cash used in financing activities in 2010 primarily related to $220.0 million in payments of obligations under the 2006 Credit Facility and acquisition financing.

Debt and Borrowing Capacity
     Our outstanding debt obligations are summarized as follows (in millions):

	March 31,	December 31,	Increase
	2011	2010	(Decrease)
Short-term debt and current portion of long-term debt	$—	$—	$—
Long-term debt	1,020.3	1,016.1	4.2

Total debt	$1,020.3	$1,016.1	$4.2

Debt to capital ratio	23.2%	23.5%
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
     As of March 31, 2011, no amounts were outstanding on either the Revolving Facility or the Term Facility of the 2006 Credit Facility.
     Under the terms of the 2006 Credit Facility, each of our domestic subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of March 31, 2011, were in compliance with all financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.7 billion;

•	maintenance of a maximum leverage ratio not greater than 2.50 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At March 31, 2011, our net worth was $3.4 billion, and our leverage ratio was .99 to 1.0. Our interest coverage ratio for the three months ended March 31, 2011 was 16.33 to 1.0.
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

Long-term Obligations
     At March 31, 2011, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Off-Balance Sheet Arrangements
     We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
     In March 2010, the FASB ratified accounting guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendment is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statement.
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
Investment Risk
     As of March 31, 2011, our total holdings in equity securities of other companies, including equity method investments are $45.3 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.
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
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on March 31, 2011. As of March 31, 2011, the fair value of our Senior Notes was $81.7 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.
Foreign Currency Exchange Risk
     We operate and transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. The Company seeks to limit exposure to foreign exchange risk involving intercompany trade receivables and payables by settling outstanding amounts through normal payment terms. Other methodologies to limit the Company’s foreign exchange risks are being developed currently which may include foreign exchange forward contracts or options.
     Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three months ended March 31, 2011 or 2010, respectively.
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

     There have been no changes in the Company’s internal control over financial reporting, during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Legal Matters” in “NOTE 12 — CONTINGENCIES” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part II” of our Annual Report on Form 10-K for the year ended December 31, 2010.
     There were no material changes from these risk factors during the three months ended March 31, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended March 31, 2011, the Company repurchased approximately 181,827 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $10.3 million as follows:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publically	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
January 1 - 31, 2011	—	$—	—	—
February 1 - 28, 2011	6,562	$55.74	—	—
March 1 - 31, 2011	175,265	$56.89	—	—
ITEM 6. EXHIBITS
     (a) Exhibits:
          Reference is hereby made to the Exhibit Index on page 39.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC.
(Registrant)

By:	/s/ R. Todd Joyce

R. Todd Joyce
Executive Vice President — Chief Financial Officer
     Date: April 27, 2011

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended March 31, 2011

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