Form 10-Q
period 2011-06-30
WATSON PHARMACEUTICALS INC
filed 2011-07-26
CIK 884629

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________
Commission file number 001-13305

WATSON PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	95-3872914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Morris Corporate Center III
400 Interpace Parkway
Parsippany, NJ 07054
(Address of principal executive offices, including zip code)

(862) 261-7000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s only class of common stock as of July 15, 2011 was approximately 134,129,082.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PAGE
Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	3

Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2010	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosure about Market Risk	44

Item 4. Controls and Procedures	46

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6. Exhibits	47

Signatures	48
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions)

	June 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$225.1	$282.8
Marketable securities	8.9	11.1
Accounts receivable, net	824.3	560.9
Inventories, net	627.8	631.0
Prepaid expenses and other current assets	138.1	134.2
Deferred tax assets	181.2	179.4

Total current assets	2,005.4	1,799.4

Property and equipment, net	690.0	642.3
Investments and other assets	72.1	84.5
Deferred tax assets	177.5	141.0
Product rights and other intangibles	1,975.4	1,632.0
Goodwill	1,719.2	1,528.1

Total assets	$6,639.6	$5,827.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,066.4	$741.1
Income taxes payable	14.5	39.9
Short-term debt and current portion of long-term debt	250.0	—
Deferred revenue	15.0	20.8
Deferred tax liabilities	20.6	18.9

Total current liabilities	1,366.5	820.7

Long-term debt	1,024.5	1,016.1
Deferred revenue	18.0	18.2
Other long-term liabilities	154.8	183.1
Other taxes payable	78.8	65.1
Deferred tax liabilities	523.6	441.5

Total liabilities	3,166.2	2,544.7

Commitments and contingencies
Equity:
Preferred Stock	—	—
Common stock	0.4	0.4
Additional paid-in capital	1,840.5	1,771.8
Retained earnings	1,922.5	1,824.5
Accumulated other comprehensive income (loss)	32.9	(2.5)
Treasury stock, at cost	(323.6)	(312.5)

Total stockholders’ equity	3,472.7	3,281.7
Noncontrolling interest	0.7	0.9

Total equity	3,473.4	3,282.6

Total liabilities and equity	$6,639.6	$5,827.3

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$1,081.7	$875.3	$1,958.2	$1,731.8

Operating expenses:
Cost of sales (excludes amortization, presented below)	613.4	498.0	1,069.0	1,002.7
Research and development	80.5	61.8	154.8	121.3
Selling and marketing	102.1	80.7	187.6	158.3
General and administrative	85.4	75.9	164.7	150.3
Amortization	74.6	43.1	131.2	82.1
Loss on asset sales and impairments	7.4	0.1	21.8	1.1

Total operating expenses	963.4	759.6	1,729.1	1,515.8

Operating income	118.3	115.7	229.1	216.0

Non-operating income (expense):
Interest income	0.5	0.3	1.3	0.7
Interest expense	(22.9)	(20.0)	(44.7)	(40.3)
Other income (expense)	(0.3)	2.5	(4.0)	28.6

Total other income (expense), net	(22.7)	(17.2)	(47.4)	(11.0)

Income before income taxes and noncontrolling interests	95.6	98.5	181.7	205.0
Provision for income taxes	43.2	27.9	84.5	64.6

Net income	$52.4	$70.6	$97.2	$140.4
Loss attributable to noncontrolling interest	$0.3	—	$0.8	—

Net income attributable to common shareholders	$52.7	$70.6	$98.0	$140.4

Earnings per share:
Basic	$0.42	$0.58	$0.79	$1.15

Diluted	$0.42	$0.57	$0.78	$1.14

Weighted average shares outstanding:
Basic	124.5	122.3	124.1	122.0

Diluted	126.4	124.0	126.1	123.7

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97.2	$140.4

Reconciliation to net cash provided by operating activities:
Depreciation	48.7	51.3
Amortization	131.2	82.1
Deferred income tax (benefit) provision	(43.9)	(26.9)
Provision for inventory reserve	26.6	21.1
Share based compensation	16.2	11.0
(Earnings) losses on equity method investments	5.1	(3.3)
(Gain) loss on securities	(0.8)	(24.8)
Accretion of discount on preferred stock and contingent consideration obligation	23.4	13.3
Loss on asset sales and impairments	21.8	0.2
Excess tax benefit from stock-based compensation	(9.9)	—
Other, net	0.3	2.0
Changes in assets and liabilities:
Accounts receivable, net	(231.9)	3.1
Inventories	9.0	(45.5)
Prepaid expenses and other current assets	2.7	(6.8)
Accounts payable and accrued expenses	213.5	(4.5)
Deferred revenue	(4.3)	(2.6)
Income and other taxes payable	(8.2)	(23.6)
Other assets and liabilities	(4.9)	(0.4)

Total adjustments	194.6	45.7

Net cash provided by operating activities	291.8	186.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(41.5)	(16.5)
Acquisition of product rights	(10.2)	(7.1)
Acquisition of business, net of cash acquired	(561.1)	(16.8)
Proceeds from sale of fixed assets	0.8	2.3
Proceeds from sale of cost/equity investments	0.8	94.6
Proceeds from sale of marketable securities	2.9	7.3
Additions to marketable securities	(1.5)	(4.3)
Additions to long-term investments	—	(17.1)
Other investing activities, net	0.6	1.0

Net cash (used in) provided by investing activities	(609.2)	43.4

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and other long-term liabilities	—	(4.3)
Principal payment on revolving loan and acquired debt	(28.8)	(220.0)
Proceeds from borrowings on credit facility	250.0	—
Repurchase of common stock	(11.1)	(4.6)
Acquisition of noncontrolling interest	(5.5)	—
Proceeds from stock plans	42.6	25.5
Excess tax benefit from stock-based compensation	9.9	—

Net cash provided by (used in) financing activities	257.1	(203.4)

Effect of currency exchange rate changes on cash and cash equivalents	2.6	(2.7)

Net (decrease) increase in cash and cash equivalents	(57.7)	23.4
Cash and cash equivalents at beginning of period	282.8	201.4

Cash and cash equivalents at end of period	$225.1	$224.8

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — GENERAL
     Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacturing, marketing, sale and distribution of brand and generic pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in the United States of America (“U.S.”) and, beginning in 2009, in key international markets including Europe, Canada, Australasia, South America and South Africa.
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
Acquisition of Specifar
     On May 25, 2011, Watson and each of the shareholders (together, the “Sellers”) of Paomar PLC (“Paomar”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Watson purchased all of the outstanding equity of Paomar (the “Stock Purchase”). Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”), a company organized under the laws of Greece. Specifar develops, manufactures and markets generic pharmaceuticals. Specifar also out-licenses generic pharmaceutical products throughout the world, primarily in Europe. Specifar has a commercial presence in the Greek branded-generics pharmaceuticals market and owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”), a company that markets branded-generic pharmaceutical products in the Greek market. Specifar maintains an internationally approved manufacturing facility located near Athens, Greece and is constructing a new facility located outside of Athens, which will expand manufacturing capacity. Specifar’s pipeline of products includes a generic tablet version of Nexium® (esomeprazole). Specifar’s results are included in the Global Generics segment. For additional information on the Specifar acquisition, refer to “NOTE 3 — Acquisitions and Divestitures.”
Comprehensive Income
     Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is composed of unrealized gains (losses) on its holdings of publicly traded equity securities, net of realized gains or losses included in net income and foreign currency translation adjustments. The components of comprehensive income including income taxes consisted of the following (in millions):

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three Months Ended
	June 30,		Six Months Ended June 31,
	2011	2010	2011	2010
Net income attributable to common shareholders	$52.7	$70.6	$98.0	$140.4

Other comprehensive (loss) income:
Translation gains (losses)	18.1	(44.8)	44.6	(60.6)
Unrealized gain (loss) on securities, net of tax	(0.1)	(1.1)	(9.2)	(0.7)
Reclassification for (gains) losses included in net income, net of tax	—	(0.6)	—	(0.6)

Total other comprehensive (loss) income	18.0	(46.5)	35.4	(61.9)

Total comprehensive income	$70.7	$24.1	$133.4	$78.5

Goodwill and Intangible Assets with Indefinite-Lives
     During the second quarter of 2011, the Company performed its annual impairment assessment of goodwill, acquired in-process research and development (“IPR&D”) intangibles and trade name intangibles assets with indefinite-lives. The Company has determined there was no impairment associated with goodwill or trade name intangibles. The Company recorded a $7.5 million impairment charge related to certain IPR&D assets acquired in the Arrow acquisition.
Preferred and Common Stock
     As of June 30, 2011 and December 31, 2010, there were 2.5 million shares of no par value per share preferred stock authorized. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009, the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012, and is accordingly included within long-term debt in the consolidated balance sheet at June 30, 2011 and December 31, 2010. See Note 7 — “DEBT” for additional discussion. As of June 30, 2011 and December 31, 2010, there were 500 million shares of $0.0033 par value per share common stock authorized, 136.8 million and 135.5 million shares issued and 126.9 million and 125.8 million outstanding, respectively. Of the issued shares, 9.9 million shares and 9.7 million shares were held as treasury shares as of June 30, 2011 and December 31, 2010, respectively.
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

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $347.7 million and $320.5 million at June 30, 2011 and December 31, 2010, respectively. Accounts payable and accrued liabilities include $152.3 million and $106.5 million at June 30, 2011 and December 31, 2010, respectively, for certain rebates and other amounts due to indirect customers.
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

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

EPS — basic
Net income attributable to common shareholders	$52.7	$70.6	$98.0	$140.4

Basic weighted average common shares outstanding	124.5	122.3	124.1	122.0

EPS — basic	$0.42	$0.58	$0.79	$1.15

EPS — diluted
Net income attributable to common shareholders	$52.7	$70.6	$98.0	$140.4

Basic weighted average common shares outstanding	124.5	122.3	124.1	122.0
Effect of dilutive securities:
Dilutive stock awards	1.9	1.7	2.0	1.7

Diluted weighted average common shares outstanding	126.4	124.0	126.1	123.7

EPS — diluted	$0.42	$0.57	$0.78	$1.14

     Stock awards to purchase 0.2 million and 1.3 million common shares for the three month periods ended June 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the awards were anti-dilutive. Stock awards to purchase 0.2 million and 1.4 million common shares for the six month periods ended June 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the awards were antidilutive.
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
     As of June 30, 2011, the Company had $0.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 0.6 years. As of June 30, 2011, the Company had $50.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 2.6 years. During the six months ended June 30, 2011, the Company issued approximately 948,000 restricted stock grants and performance awards with an aggregate intrinsic value of $53.7 million. No stock option grants were issued during the six months ended June 30, 2011.
Recent Accounting Pronouncements
     In March 2010, the Financial Accounting Standards Board (“FASB”) ratified accounting guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendment is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statement.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In May 2011, the FASB issued new guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Among the changes, the new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities). Additionally, the new guidance extends the prohibition of applying a blockage factor (that is, premium or discount related to size of the entity’s holdings) to all fair value measurements. A fair value measurement that is not a Level 1 measurement may include premiums or discounts other than blockage factors. The new guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2011, the FASB issued a final standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option to present items of other comprehensive income in the statement of changes in equity. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have an impact on the Company’s consolidated financial statements.
NOTE 2 — OTHER INCOME
     Other income consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings (losses) on equity method investments	$(0.6)	$0.8	$(5.1)	$3.3
Gain on sale of securities	—	1.4	0.8	24.8
Other income	0.3	0.3	0.3	0.5

	$(0.3)	$2.5	$(4.0)	$28.6

     Earnings (losses) on equity method investments includes amortization expense of $0.3 million and $0.8 million for the three and six months ended June 30, 2011, respectively.
NOTE 3 — ACQUISITIONS AND DIVESTITURES
Acquisition of Specifar
     On May 25, 2011, Watson and each of the shareholders (together, the “Sellers”) of Paomar PLC (“Paomar”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Watson purchased all of the outstanding equity of Paomar for cash and certain contingent consideration (the “Specifar Acquisition”). Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”), a company organized under the laws of Greece. Specifar owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”). In accordance with the terms of the Stock

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Purchase Agreement, the Company acquired all the outstanding equity of Paomar for the following consideration:
•	The payment of cash totaling EUR 400 million, or $561.7 million.
•	Certain contingent consideration (not to exceed an aggregate total of EUR 40 million) based on the gross profits on sales of the generic tablet version of Nexium® (esomeprazole) developed by Specifar during its first five years of sales in countries including major markets in Europe, Asia and Latin America, as well as in Canada. For additional information on the contingent payment, refer to “Note 11 —Fair Value Measurements”.
     Through the acquisition, Watson gains a generic pharmaceuticals product development company that develops and out-licenses generic pharmaceutical products primarily in Europe. In addition, the acquisition enhances the Company’s commercial presence in key European markets by providing a portfolio of products and provides a commercial presence in the branded-generic Greek pharmaceuticals market, including the Specifar and Alet brands of products. Specifar maintains an internationally approved manufacturing facility located near Athens, Greece and is constructing a new facility located outside of Athens, which will expand manufacturing capacity. Specifar’s pipeline of products includes a generic tablet version of Nexium® (esomeprazole). Watson funded the transaction using cash on hand and borrowings from the Company’s revolving credit facility. Specifar results are included in the Global Generics segment.
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
     The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date, with the excess being allocated to goodwill. As of June 30, 2011, certain amounts have not been finalized including assessment of closing day working capital, uncertain tax positions and final contingent consideration and intangible asset values (in millions):

Amount
Cash and cash equivalents	$0.6
Accounts receivable	27.4
Inventories	23.3
Other current assets	5.7
Property, plant & equipment	66.0
IPR&D intangible assets	162.8
Intangible assets	265.2
Goodwill	186.5
Other assets	5.1
Current liabilties	(21.8)
Long-term deferred tax and other tax liabilities	(94.8)
Long-term debt	(27.9)
Other long-term liabilities	(36.4)

Net assets acquired	$561.7

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     In June 2011, the Company paid and retired $28.8 million in long-term debt assumed in the Specifar Acquisition.
     Inventories
     The fair value of inventories acquired includes a step-up in the value of inventories of approximately $7.6 million. Approximately $2.7 million of the step-up was amortized to cost of sales during the quarter ended June 30, 2011.
     IPR&D and Intangible Assets
     IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the acquisition date, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of useful life of the IPR&D intangible and amortization will be recorded as an expense over the estimated useful life.
     The fair value of the IPR&D and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those assets valuations include the estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rate used to arrive at the present value of IPR&D projects as of the acquisition date was approximately 17.0% to reflect the internal rate of return and incremental commercial uncertainty in the projections as the products have not yet received regulatory approval. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include development, legal and regulatory risk. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results.
     Intangible assets represent currently marketed products and have an estimated weighted average useful life of seven years. IPR&D intangible assets represent products that are expected to be approved for marketing over the next one to three years.
     Goodwill Allocation
     Among the primary reasons the Company entered into the Specifar Acquisition and factors that contributed to a preliminary purchase price allocation resulting in the recognition of goodwill were a history of operating margins and profitability, a strong R&D organization and expanded commercial footprint on a global basis, which will enable Watson to expand its product offerings. The goodwill recognized from the Specifar Acquisition is not deductible for tax purposes. All goodwill from the Specifar Acquisition was assigned to the Global Generics segment.
     Contingent Consideration
     The Company determined the acquisition date fair value of the contingent consideration obligation to be $28.5 million based on a probability-weighted income approach derived from revenue estimates and post-tax

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
gross profit levels and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were discounted using an effective annual interest rate of 17.0%. At each reporting date, the Company adjusts the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. As of June 30, 2011, the range of outcomes and the assumptions used to develop the estimates have not changed significantly from those used at acquisition date. Accretion expense related to the increase in the net present value of the contingent liability is included in interest expense for the period. During the three and six months ended June 30, 2011, the Company recorded $0.3 million in interest expense related to the esomeprazole contingent consideration.
     Long-Term Deferred Tax Liabilities and Other Tax Liabilities
     Long-term deferred tax liabilities and other tax liabilities result from purchase accounting adjustments for the inventory fair value step-up, contingencies adjustment and identifiable IPR&D and intangible assets fair value adjustment. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.
     Acquisition-Related Expenses
     Included in general and administrative expenses in the consolidated statement of operations for the quarter ended June 30, 2011 were pre-tax charges totaling $6.0 million for advisory, legal and regulatory costs incurred in connection with the Specifar Acquisition.
     Unaudited Pro Forma Results of Operations
     The following table presents the unaudited pro forma consolidated operating results for the Company, assuming the Specifar Acquisition had occurred as of the beginning of each period presented. The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense on the fair valuation of assets acquired, the impact of acquisition financing in place at June 30, 2010 and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	Six Months Ended June 30,
	2011	2010
(Unaudited)	(in millions, except per share amounts)
Net revenues	$2,002.1	$1,782.2

Net income	$98.9	$119.6
Earnings per share:
Basic	$0.80	$0.98
Diluted	$0.78	$0.97

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Acquisition of Eden Biopharm Group Limited
     In January 2010, Watson purchased the remaining 64% interest, which the Company did not already own in Eden Biopharm Group Limited (“Eden”) for $15.0 million. Eden provides development and manufacturing of generic biologics and its results are included within our Global Brands segment.
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
( in millions)
Investments	$11.5
IPR&D intangible assets	75.8
Intangible assets	39.5
Long-term deferred tax assets	24.3
Contingent consideration obligations	(64.8)
Long-term deferred tax liabilities	(24.3)

Net assets acquired	$62.0

     Pro forma results of operations have not been presented because the effect of the acquisition was not material.
Acquisition of Equity Interest in Moksha8 Pharmaceuticals, Inc. (“Moksha8”)
     On October 4, 2010, the Company entered into an agreement with Moksha8 to expand into markets in Brazil and Mexico. The Company made an initial investment of $30.0 million in cash in Moksha8 in exchange for an ownership share in Moksha8. The Company is also committed to invest an additional $20.0 million in Moksha8 contingent upon the successful execution by Moksha8 of additional third-party product acquisitions during 2011.
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
NOTE 4 — REPORTABLE SEGMENTS
     Watson has three reportable segments: Global Generics, Global Brands and Distribution. The Global Generics segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brands segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Distribution segment

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
operating results exclude sales of products developed, acquired, or licensed by Watson’s Global Generics and Global Brands segments.
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
     Segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments consisted of the following (in millions):

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$781.5	$92.0	$176.4	$1,049.9	$560.8	$76.9	$200.8	$838.5
Other	10.9	20.9	—	31.8	10.2	26.6	—	36.8

Net revenues	792.4	112.9	176.4	1,081.7	571.0	103.5	200.8	875.3
Operating expenses:
Cost of sales(1)	439.1	25.1	149.2	613.4	305.9	23.6	168.5	498.0
Research and development	58.3	22.2	—	80.5	44.6	17.2	—	61.8
Selling and marketing	37.7	44.8	19.6	102.1	27.5	35.4	17.8	80.7

Contribution	$257.3	$20.8	$7.6	285.7	$193.0	$27.3	$14.5	234.8

Contribution margin	32.5%	18.4%	4.3%	26.4%	33.8%	26.4%	7.2%	26.8%

General and administrative				85.4				75.9
Amortization				74.6				43.1
Loss on asset sales and impairments				7.4				0.1

Operating income				$118.3				$115.7

Operating margin				10.9%				13.2%

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$1,366.5	$172.3	$355.9	$1,894.7	$1,094.9	$149.3	$422.2	$1,666.4
Other	26.0	37.5	—	63.5	19.9	45.5	—	65.4

Net revenues	1,392.5	209.8	355.9	1,958.2	1,114.8	194.8	422.2	1,731.8
Operating expenses:
Cost of sales(1)	728.2	42.9	297.9	1,069.0	593.4	48.3	361.0	1,002.7
Research and development	112.7	42.1	—	154.8	86.8	34.5	—	121.3
Selling and marketing	68.3	81.3	38.0	187.6	54.4	67.9	36.0	158.3

Contribution	$483.3	$43.5	$20.0	546.8	$380.2	$44.1	$25.2	449.5

Contribution margin	34.7%	20.7%	5.6%	27.9%	34.1%	22.6%	6.0%	26.0%

General and administrative				164.7				150.3
Amortization				131.2				82.1
Loss on asset sales and impairments				21.8				1.1

Operating income				$229.1				$216.0

Operating margin				11.7%				12.5%

(1)	Excludes amortization of acquired intangibles including product rights.
NOTE 5 — INVENTORIES
     Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at June 30, 2011 and December 31, 2010 is approximately $5.6 million and $4.6 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.
     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
Inventories:
Raw materials	$171.6	$178.4
Work-in-process	47.0	38.4
Finished goods	456.5	465.6

	$675.1	$682.4
Less: Inventory reserves	47.3	51.4

	$627.8	$631.0

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 6 — GOODWILL
     Goodwill for the Company’s reporting units consisted of the following (in millions):

	June 30,	December 31,
	2011	2010

Global Brands segment	$371.6	$371.6
Global Generics segment	1,261.3	1,070.2
Distribution segment	86.3	86.3

Total goodwill	$1,719.2	$1,528.1

     The increase in goodwill for the six months ended June 30, 2011 relates to the acquisition of Specifar as discussed in “NOTE 3 — ACQUISITIONS AND DIVESTITURES”.
NOTE 7 — DEBT
Debt consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
Senior Notes,
$450.0 million 5.000% notes due August 14, 2014 (the “2014 Notes”)	$450.0	$450.0
$400.0 million 6.125% notes due August 14, 2019 (the “2019 Notes”) together the “Senior Notes”	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(1.9)	(2.1)

Senior Notes, net	848.1	847.9
Senior Credit Facility with Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	250.0	—
Mandatorily Redeemable Preferred Stock	174.6	166.4
Other notes payable	1.8	1.8

	1,274.5	1,016.1
Less: Current portion	250.0

Total long-term debt	$1,024.5	$1,016.1

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
     Interest payments are due on the Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010, at an effective annual interest rate of 5.43% on the 2014 Notes and 6.35% on the 2019 Notes.
     The Company may redeem the Senior Notes on at least 15 days but no more than 60 days prior written notice for cash for a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
2006 Credit Facility
     In November 2006, the Company entered into the 2006 Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks. The 2006 Credit Facility provided an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”) and an initial interest rate equal to LIBOR plus 0.75% (subject to certain adjustments). There are no amounts outstanding under the Term Facility. In July 2010, the interest rate on the 2006 Credit Facility was reduced to LIBOR plus 0.625%.
     The 2006 Credit Facility has a five-year term and matures in November 2011. The indebtedness under the 2006 Credit Facility is guaranteed by Watson’s material domestic subsidiaries, other than minor subsidiaries, on a joint and several basis. The Revolving Facility is available for working capital and other general corporate requirements subject to the satisfaction of certain conditions. In May 2011, the Company borrowed $250.0 million under the Revolving Facility to partially fund the Specifar acquisition (for additional information refer to Note 3).
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
Fair Value of Debt Instruments
     While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
NOTE 8 — BUSINESS RESTRUCTURING CHARGES
     Business restructuring and facility rationalization activities consist primarily of facility closures and restructuring at Carmel, New York; Corona, California; Groveport, Ohio; Mississauga, Canada and Melbourne, Australia for the six months ended June 30, 2011 as follows (in millions):

					Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-cash	June 30,
	2010	to Expense	Payments	Adjustments	2011
Cost of sales
Severance and retention	$12.9	$1.2	$(3.5)	$—	$10.6
Product transfer costs	1.4	0.8	(2.1)	—	0.1
Facility decommission costs	1.6	1.1	(2.6)	—	0.1
Accelerated depreciation	—	2.2	—	(2.2)	—

	15.9	5.3	(8.2)	(2.2)	10.8

Operating expenses
R&D	3.1	2.9	(1.2)	—	4.8
Accelerated depreciation — R&D	—	0.7	—	(0.7)	—
Selling, general and administrative	1.0	1.0	(0.5)	—	1.5
Accelerated depreciation — S,G&A	—	0.4	—	(0.4)	—

	4.1	5.0	(1.7)	(1.1)	6.3

Total restructuring charges	$20.0	$10.3	$(9.9)	$(3.3)	$17.1

     Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Global Generics segment.
NOTE 9 — INCOME TAXES
     The Company’s effective tax rate for the six months ended June 30, 2011 was 46.5% compared to 31.5% for the six months ended June 30, 2010. The higher effective tax rate for the six months ended June 30, 2011, as compared to the same period of the prior year, is primarily due the Company’s inability to tax benefit losses incurred in certain foreign jurisdictions. Additionally, in the six months ended June 30, 2010 we received certain non-recurring tax benefits associated with the Arrow Acquisition and the disposition and write off of certain foreign subsidiaries.
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

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
NOTE 10 — STOCKHOLDERS’ EQUITY
     A summary of the changes in stockholders’ equity for the six months ended June 30, 2011 consisted of the following (in millions):

Stockholders’ equity, December 31, 2010	$3,281.7
Common stock issued under employee plans	42.6
Increase in additional paid-in capital for share-based compensation plans	16.2
Net income attributable to common shareholders	98.0
Other comprehensive loss	35.4
Tax benefit from employee stock plans	9.9
Repurchase of common stock	(11.1)

Stockholders’ equity, June 30, 2011	$3,472.7

NOTE 11 — FAIR VALUE MEASUREMENT
     Fair value is the price that would be received to sell an asset or paid to transfer the liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy distinguishes three levels of inputs that may be utilized when measuring fair value, including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (using unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at June 30, 2011 and December 31, 2010 consisted of the following (in millions):

	Fair Value Measurements as at June 30, 2011 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$8.9	$8.9	$—	$—
Investments	—	—	—	—

Liabilities:
Contingent consideration	241.7	—	—	241.7

	Fair Value Measurements as at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11.1	$11.1	$—	$—
Investments	23.1	23.1	—	—

Liabilities:
Contingent consideration	198.5	—	—	198.5
     Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.
     The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our consolidated statement of operations. For the six months ended June 30, 2011, $4.4 million and $10.7 million have been included within research and development expenses and interest expense, respectively in the accompanying condensed consolidated statement of operations.
     The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in millions):

	Balance at	Net transfers in to	Purchases, sales,	Total realized and
	December 31,	(out of)	settlements,	unrealized gains	Ending balance at
	2010	Level 3	issuances, net	(losses)	June 30, 2011
Liabilities:
Contingent consideration obligations	198.5	—	27.4	15.8	241.7

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 145). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts of certain drugs paid by various public and private plans and programs. Certain defendants, including the Company, have entered into a settlement agreement resolving all claims against them in the Consolidated Class Action. The total amount of the settlement for all of the settling defendants is $125 million. The amount to be paid by each settling defendant is confidential. On July 2, 2008, the United States District Court for the District of Massachusetts preliminarily approved the Track Two settlement. On April 27, 2009, the Court held a hearing to further consider the fairness of the proposed settlement. The Court adjourned the hearing without ruling on the fairness of the proposed settlement until additional notices are provided to certain of the class members in the action. The court held a further hearing on the fairness of the proposed settlement in June 2011. No ruling was made. The court has scheduled a third hearing on the fairness of the proposed settlement for August 8, 2011. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.
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

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     In December of 2010, the Company reached an agreement in principle to settle the following pending actions: the Texas Ven-a-Care Action, the Florida Ven-a-Care Action, the Iowa AG Action, and the Consolidated New York Counties Action (the “State Ven-A-Care Settlement”). In addition, at the same time the Company reached an agreement in principle to settle claims pending in the Federal Ven-A-Care Action relative to the Texas, Florida, Iowa and New York Medicaid programs (the “Federal Ven-A-Care Settlement,” and collectively with the State Ven-A-Care Settlement, the “December 2010 Ven-A-Care Settlement”). The total amount to be paid by the Company under the terms of the proposed December 2010 Ven-A-Care Settlement is $79.0 million. The December 2010 Ven-A-Care Settlement is contingent upon obtaining final approval by the U.S. Department of Justice and the execution of definitive settlement documents. In May of 2011, the Company reached an agreement-in-principle to settle all remaining claims in the Federal Ven-A-Care Action (i.e., all claims not settled in connection with the December 2010 Ven-A-Care Settlement) (the “May 2011 Ven-A-Care Settlement”), except for those such claims related to Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina, Utah and Wisconsin. The total amount to be paid by the Company under the terms of the May 2011 Ven-A-Care Settlement is $29.0 million. The May 2011 Ven-A-Care Settlement is contingent upon obtaining final approval by the U.S. Department of Justice and the execution of definitive settlement documents. If consummated, the December 2010 Ven-A-Care Settlement and the May 2011 Ven-A-Care Settlement will resolve all of the claims brought against the Company by the qui-tam relator seeking to recover on behalf of the United States, other than such claims pending with respect to Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina, Utah, and Wisconsin.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The cases against the Company on behalf of Arizona, Hawaii and Massachusetts have been settled. The case against the Company on behalf of Alabama was tried in 2009. The jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial date has not been scheduled. The case against the Company on behalf of Kentucky is scheduled for trial in November of 2011. The case against the Company on behalf of Alaska is scheduled for trial in January of 2012. The case against the Company on behalf of Idaho is scheduled for trial in March 2012. The case against the Company on behalf of Missouri is scheduled for trial in June of 2012. The case against the Company on behalf of Mississippi is scheduled for trial in September of 2012.
     The Company has accrued a $129.9 million liability reserve on its balance sheet in connection with the December 2010 Ven-A-Care Settlement, the May 2011 Ven-A-Care Settlement and the remaining drug pricing actions. The December 2010 Ven-A-Care Settlement and May 2011 Ven-A-Care Settlements will resolve a considerable portion of the damages claims asserted against the Company and its affiliates in the various pending pricing litigations. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Medicaid Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, f/k/a Biovail Pharmaceuticals, LLC, et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In December 2010, the plaintiff served a ninth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself in the action. However, this action or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Federal Trade Commission Investigations. The Company has received Civil Investigative Demands or requests for information from the Federal Trade Commission seeking information and documents related to the terms on which the Company has settled lawsuits initiated by patentees under the Hatch-Waxman Act, and other commercial arrangements between the Company and third parties. These investigations include, for example, the Company’s August 2006 settlement with Cephalon, Inc. related to the Company’s generic version of Provigil® (modafinil). The Company believes these agreements comply with applicable laws and rules. However, if the Federal Trade Commission concludes that any of these agreements violate applicable antitrust laws or rules, it could initiate legal action against the Company. These actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
     Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer and blood clots. Approximately 90 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 90 plaintiffs. Many of the cases involve multiple plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Approximately 50 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 131 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,100 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 3,730 plaintiffs. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes that it will be indemnified for the majority of these claims by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product in late 2008. Further, the Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.
     Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a purported class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On November 30, 2010, Anda filed a petition with the Federal Communications Commission (“FCC”), asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient. The FCC’s ruling on Anda’s petition may determine whether fax recipients who expressly agree to receive faxes may assert claims for receipt of such faxes pursuant to the TCPA. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC. On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion for class certification. Anda filed its opposition to the motion on July 13, 2011. The hearing on the class certification motion is scheduled for September 28, 2011. No trial date has been set. Anda intends to defend the action vigorously. However, this action, if successful, could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.
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

WATSON PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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
Acquisition of Specifar
     On May 25, 2011, Watson and each of the shareholders (together, the “Sellers”) of Paomar PLC (“Paomar”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Watson purchased all of the outstanding equity of Paomar for cash totaling EUR 400 million, or $561.7 million, and certain contingent consideration (the “Specifar Acquisition”). Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”), a company organized under the laws of Greece. Specifar develops, manufactures and markets generic pharmaceuticals. Specifar also out-licenses generic pharmaceutical products throughout the world, primarily in Europe. Specifar has a commercial presence in the Greek branded-generics pharmaceuticals market and owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”), a company that markets branded-generic pharmaceutical products in the Greek market. Specifar maintains an internationally approved manufacturing facility located near Athens, Greece and is constructing a new facility located outside of Athens, which will expand manufacturing capacity. Specifar’s pipeline of products includes a generic tablet version of Nexium® (esomeprazole). Watson funded the transaction using cash on hand and borrowings from the Company’s revolving credit facility. Specifar’s results are included in the Global Generics segment.
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
Operational Excellence including Global Supply Chain Initiative
     Over the past several years, we have announced steps to improve our operating cost structure and achieve operating excellence and efficiencies through our Global Supply Chain Initiative (“GSCI”). In 2008, the GSCI included the planned closure of manufacturing facilities in Carmel, New York, our distribution center in Brewster, New York and the transition of manufacturing to our other manufacturing locations within the U.S. and India. Distribution activities at our distribution center in Brewster, New York ceased in July 2009. Product manufacturing ceased in Carmel, New York by December 31, 2010 and we closed the facility in early 2011. During 2010, the Company announced additional measures to reduce our cost structure by announcing the planned closure of our Canadian manufacturing facility and the discontinuation of R&D activities in Canada and Australia. In January 2011, the Company announced the planned discontinuation of R&D activities in Corona, California. In July 2011, the Company announced the planned closure of the Groveport, Ohio distribution center in early 2012. These additional restructuring activities and the transfer of development activities to the remaining R&D sites is expected to be completed by late 2012. During the three and six month period ended June 30, 2011, the Company recognized restructuring charges of $3.5 million and $10.3 million, respectively. The Company expects to incur additional pre-tax costs associated with the planned closures during 2011 and 2012 of approximately $20.0 to $25.0 million including accelerated depreciation expense of $7.0 to $8.5 million, severance, retention, relocation and other employee related costs of approximately $5.0 to $8.0 million and product transfer costs of approximately $8.0 to $8.5 million.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$781.5	$92.0	$176.4	$1,049.9	$560.8	$76.9	$200.8	$838.5
Other	10.9	20.9	—	31.8	10.2	26.6	—	36.8

Net revenues	792.4	112.9	176.4	1,081.7	571.0	103.5	200.8	875.3
Operating expenses:
Cost of sales(1)	439.1	25.1	149.2	613.4	305.9	23.6	168.5	498.0
Research and development	58.3	22.2	—	80.5	44.6	17.2	—	61.8
Selling and marketing	37.7	44.8	19.6	102.1	27.5	35.4	17.8	80.7

Contribution	$257.3	$20.8	$7.6	285.7	$193.0	$27.3	$14.5	234.8

Contribution margin	32.5%	18.4%	4.3%	26.4%	33.8%	26.4%	7.2%	26.8%

General and administrative				85.4				75.9
Amortization				74.6				43.1
Loss on asset sales and impairments				7.4				0.1

Operating income				$118.3				$115.7

Operating margin				10.9%				13.2%

(1)	Excludes amortization of acquired intangibles including product rights.
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
     Other revenues consist primarily of royalties, milestone receipts, commission income and revenue from licensing arrangements.
     Net revenues from our Global Generics segment during the three months ended June 30, 2011 increased 38.8% or $221.4 million to $792.4 million compared to net revenues of $571.0 million in the prior year period. The increase in net revenues was due to higher sales of extended release products ($220.1 million), primarily due to the launch of methylphenidate ER, the generic version of Concerta®. The Company entered into a supply agreement for methylphenidate ER with Ortho-McNeil-Janssen Pharmaceuticals (OMJPI) on November 2, 2010.

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
     Cost of sales for our Global Generics segment increased 43.5% or $133.2 million to $439.1 million for the three months ended June 30, 2011 compared to $305.9 million in the prior year period. The increase in cost of sales was primarily due to launch of methylphenidate ER in May 2011. Cost of sales as a percentage of net revenue increased to 55.4% from 53.6% in the prior year period as a result of royalties payable to OMJPI on the sales of methylphenidate ER.
     Research and Development Expenses
     Global Generics segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with product development.
     R&D expenses within our Global Generics segment increased 30.7% or $13.7 million to $58.3 million for the three months ended June 30, 2011 compared to $44.6 million in the prior period. The increase in R&D expenses was primarily due to higher clinical costs ($7.0 million) and higher international R&D expenditures ($4.0 million).
Selling and Marketing Expenses
     Global Generics selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.
     Global Generics segment selling and marketing expenses increased 37.1% or $10.2 million to $37.7 million for the three months ended June 30, 2011 compared to $27.5 million in the prior year period primarily due to selling and marketing expenses incurred in international operations.
Global Brands Segment
Net Revenues
     Our Global Brands segment includes our promoted products such as Rapaflo®, Gelnique®, Crinone®, Trelstar®, Generess™ Fe, Nulecit™, ella® and INFeD® and a number of non-promoted products.
     Other revenues in the Global Brands segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.
     Net revenues from our Global Brands segment for the three months ended June 30, 2011 increased 9.1% or $9.4 million to $112.9 million compared to net revenues of $103.5 million in the prior year period. The increase in product sales of $15.1 million is attributed to new product launches since the prior year period including, Crinone®, Generess™ Fe, and Nulecit™. Other revenue declined $5.8 million due to out-licensing of a number of legacy brand products in the prior year period offset by an increase in co-promotion revenue in the current year period.

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
     Cost of sales for our Global Brands segment increased 6.4% or $1.5 million to $25.1 million in the three months ended June 30, 2011 compared to $23.6 million in the prior year period. The increase in cost of sales was due to higher product sales. Cost of sales as a percentage of net revenue decreased to 22.2% from 22.8% in the prior year period.
     Research and Development Expenses
     R&D expenses consist mainly of personnel-related costs, contract research, clinical and facilities costs associated with the development of our products
     R&D expenses within our Global Brands segment increased 29.1% or $5.0 million to $22.2 million compared to $17.2 million in the prior year period due to expenditures associated with our biologics product development program ($2.1 million) and clinical and other expenses ($2.8 million).
     Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.
     Selling and marketing expenses within our Global Brands segment increased 26.6% or $9.4 million to $44.8 million compared to $35.4 million in the prior year period primarily due to higher field force, marketing and support costs ($5.2 million) and higher product promotional and other product launch related costs ($4.3 million).
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
     Net revenues from our Distribution segment for the three months ended June 30, 2011 decreased 12.2% or $24.4 million to $176.4 million compared to net revenues of $200.8 million in the prior year period. The decrease was primarily due to a decline in new product launches ($17.1 million) and a decline in the base business due to price erosion.
     Cost of Sales
     Cost of sales for our Distribution segment includes third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

     Cost of sales for our Distribution segment decreased 11.5% or $19.3 million to $149.2 million during the three months ended June 30, 2011 compared to $168.5 million in the prior year period due to lower product sales.
     Selling and Marketing Expenses
     Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.
     Distribution segment selling and marketing expenses increased 10.1% or $1.8 million to $19.6 million for the three months ended June 30, 2011 as compared to $17.8 million in the prior year period primarily due to costs associated with closure of a distribution center and higher freight costs.
Corporate General and Administrative Expenses

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Corporate general and administrative expenses	$85.4	$75.9	$9.5	12.5%
as a % of net revenues	7.9%	8.7%
     Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation costs and professional services costs which are general in nature and not directly related to specific segment operations.
     Corporate general and administrative expenses increased 12.5% or $9.5 million to $85.4 million compared to $75.9 million from the prior year period primarily due to higher acquisition and integration costs ($4.0 million) and higher international costs ($5.8 million).
Amortization

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Amortization	$74.6	$43.1	$31.5	73.1%
as a % of net revenues	6.9%	4.9%
     The Company’s amortizable assets consist primarily of acquired product rights. Amortization for the three months ended June 30, 2011 increased due to amortization of intangible assets acquired in the Specifar acquisition and higher amortization of intangible assets in our international business as a result of product launches and higher amortization rates.
Loss (Gain) on Asset Sales and Impairments

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Loss (gain) on asset sales and impairments	$7.4	$0.1	$7.3	7300.0%

     Loss (gain) on asset sales and impairments for the three months ended June 30, 2011 includes an impairment charge of $7.5 million related to in-process research and development assets acquired in the Arrow acquisition.
Interest Income

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Interest income	$0.5	$0.3	$0.2	66.7%
     Interest income increased for the three months ended June 30, 2011 due to higher cash balances over the prior year period.
Interest Expense

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Interest expense — $850 million senior notes due 2014 (the “2014 Notes”) and due 2019 (the “2019 Notes”) together the “Senior Notes”	$12.3	$12.3	$—	0.0%
Interest expense — Senior Credit Facility with
Canadian Imperial Bank of Commerce,
Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	0.4	0.9	(0.5)	(55.6)%
Interest expense — Manditorily Redeemable
Preferred Stock	4.1	3.7	0.4	10.8%
Interest expense — Accretion on contingent obligations	5.6	3.0	2.6	86.7%
Interest expense — Other	0.5	0.1	0.4	400.0%

Interest expense	$22.9	$20.0	$2.9

     Interest expense increased for the three months ended June 30, 2011 over the prior year period, primarily due to higher interest accretion charges on Mandatorily Redeemable Preferred Stock and contingent consideration obligations, which was partially offset by reduced interest costs on lower average outstanding borrowings.
Other Income (Expense)

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Earnings (loss) on equity method investments	$(0.6)	$0.8	$(1.4)	(175.0)%
Gain on sale of securities	—	1.4	(1.4)	(100.0)%
Other income (loss)	0.3	0.3	—	0.0%

	$(0.3)	$2.5	$(2.8)

     Earnings on Equity Method Investments
     The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee.
     Earnings (losses) on equity method investments for the three months ended June 30, 2011 primarily represents our share of equity losses and includes amortization expense of $0.3 million.
     Gain on Securities
     During the three months ended June 30, 2010, we sold certain marketable securities for a net gain of $1.4 million.
Provision for Income Taxes

	Three Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Provision for income taxes	$43.2	$27.9	$15.3	54.8%
Effective tax rate	45.2%	28.3%
     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes, the inability to tax benefit losses incurred in certain foreign jurisdictions and the amortization of foreign intangibles being tax benefited at rates that are lower than the U.S. tax rate.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$1,366.5	$172.3	$355.9	$1,894.7	$1,094.9	$149.3	$422.2	$1,666.4
Other	26.0	37.5	—	63.5	19.9	45.5	—	65.4

Net revenues	1,392.5	209.8	355.9	1,958.2	1,114.8	194.8	422.2	1,731.8
Operating expenses:
Cost of sales(1)	728.2	42.9	297.9	1,069.0	593.4	48.3	361.0	1,002.7
Research and development	112.7	42.1	—	154.8	86.8	34.5	—	121.3
Selling and marketing	68.3	81.3	38.0	187.6	54.4	67.9	36.0	158.3

Contribution	$483.3	$43.5	$20.0	546.8	$380.2	$44.1	$25.2	449.5

Contribution margin	34.7%	20.7%	5.6%	27.9%	34.1%	22.6%	6.0%	26.0%
General and administrative				164.7				150.3
Amortization				131.2				82.1
Loss on asset sales and impairments				21.8				1.1

Operating income				$229.1				$216.0

Operating margin				11.7%				12.5%

(1)	Excludes amortization of acquired intangibles including product rights.
Global Generics Segment
Net Revenues
     Net revenues from our Global Generics segment for the six months ended June 30, 2011 increased 24.9% or $277.7 million to $1,392.5 million compared to net revenues of $1,114.8 million in the prior year period. The increase in net revenues was due to higher sales of extended release products ($254.7 million), primarily attributable to the launch of primarily due to the launch of methylphenidate ER, the generic version of Concerta®, and higher international revenues.
Cost of Sales
     Cost of sales for our Global Generics segment increased 22.7% or $134.8 million to $728.2 million for the six months ended June 30, 2011 compared to $593.4 million in the prior year period. The increase in cost of sales was primarily due to the launch of methylphenidate ER in May 2011. Cost of sales as a percentage of net revenue decreased to 52.3% from 53.2% in the prior year period due to overall sales mix.
Research and Development Expenses
     R&D expenses for our Global Generics segment increased 29.8% or $25.9 million to $112.7 million in the six months ended June 30, 2011 compared to $86.8 million in the prior year period. The increase in R&D expenses was primarily due to higher bio-equivalency studies, development, validation and other costs ($15.0 million), higher international R&D expenditures ($6.0 million) and closure costs associated with our Corona, California and Australia R&D facilities ($4.2 million).
Selling and Marketing Expenses
     Selling and marketing expenses for our Global Generics segment increased 25.6% or $13.9 million to $68.3 million in the six months ended June 30, 2011 compared to $54.4 million in the prior year due to higher selling and marketing expenses incurred within international operations ($11.0 million).

Global Brands Segment
Net Revenues
     Net revenues from our Global Brands segment for the six months ended June 30, 2011 increased 7.7% or $15.0 million to $209.8 million compared to net revenues of $194.8 million in the prior year period. The increase in product sales ($23.0 million) is attributed to new product launches including, Crinone®, Generess™ Fe, and Nulecit™ offset by lower sales of certain other products. Other revenue declined $8.0 million primarily due to prior year out licensing of a number of legacy brand products.
Cost of Sales
     Cost of sales for our Global Brands segment decreased 11.2% or $5.4 million to $42.9 million in the six months ended June 30, 2011 compared to $48.3 million in the prior year period. The decrease in cost of sales was primarily due to overall sales mix.
Research and Development Expenses
     Global Brands segment R&D expenses increased 22.0% or $7.6 million to $42.1 million in the six months ended June 30, 2011 compared to $34.5 million in the prior year period primarily due to higher expenditures associated with our biologic product development program ($5.3 million), a fair value adjustment related to the acquisition of the progesterone business from Columbia Laboratories, Inc. ($4.4 million), and clinical expenses ($2.1 million). These amounts were partially offset by lower milestone payment in the prior year period ($3.0 million).
Selling and Marketing Expenses
     Global Brands segment selling and marketing expenses increased 19.7% or $13.4 million to $81.3 million in the six months ended June 30, 2011 as compared to $67.9 million in the prior year period primarily due to higher field force, marketing and support costs ($8.2 million), higher product promotional and other costs ($4.9 million).
Distribution Segment
Net Revenues
     Net revenues from our Distribution segment for the six months ended June 30, 2011 decreased 15.7% or $66.3 million to $355.9 million compared to net revenues of $422.2 million in the prior year period due to a decline in third party product launches and base business in the current period.
Cost of Sales
     Cost of sales for our Distribution segment decreased 17.5% or $63.1 million to $297.9 million in the six months ended June 30, 2010 compared to $361.0 million in the prior year period due to lower product sales, partially offset by an increase in gross margin percentage.
Selling and Marketing Expenses
     Distribution segment selling and marketing expenses increased 5.6% or $2.0 million to $38.0 million in the six months ended June 30, 2011 as compared to $36.0 million in the prior year period primarily due to costs associated with the closure of a distribution center and higher other costs.

Corporate General and Administrative Expenses

	Six Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Corporate general and administrative expenses	$164.7	$150.3	$14.4	9.6%
as a % of net revenues	8.4%	8.7%
     Corporate general and administrative expenses increased 9.6% or $14.4 million to $164.7 million compared to $150.3 million from the prior year period primarily due to higher personnel expenses and related costs, travel and consulting fees, and stock-based compensation costs ($14.4 million).
Amortization

	Six Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Amortization	$131.2	$82.1	$49.1	59.8%
as a % of net revenues	6.7%	4.7%
     Amortization for the six months ended June 30, 2011 increased due to amortization of intangible assets acquired in the Specifar acquisition and higher amortization of intangible assets in our international business as a result of product launches and higher amortization rates.
Loss (Gain) on Asset Sales and Impairments

	Six Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Loss (gain) on asset sales and impairments	$21.8	$1.1	$20.7	1881.8%
     Loss (gain) on asset sales and impairments for the six months ended June 30, 2011 includes an impairment loss of $14.4 million related to the anticipated sales of our Australia R&D facility and two buildings at our Copiague, New York manufacturing facility and an impairment charge of $7.5 million related to in-process research and development assets acquired in the Arrow acquisition. Loss (gain) on asset sales and impairments for the six months ended June 30, 2010 includes a loss on the sale of stock in our Sweden subsidiary.
Interest Income

	Six Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Interest income	$1.3	$0.7	$0.6	85.7%
     Interest income increased for the six months ended June 30, 2011 due to higher cash balances over the prior year period.

Interest Expense

	Six Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Interest expense — $850 million Senior notes due 2014 (the“2014 Notes”) and due 2019 (the “2019 Notes”) together the “Senior Notes”	$24.6	$24.4	$0.2	0.8%
Interest expense — Senior Credit Facility with Canadian Imperial Bank of Commerce, Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	0.6	2.1	(1.5)	(71.4)%
Interest expense — Manditorily Redeemable Preferred Stock	8.2	7.4	0.8	10.8%
Interest expense — Accretion on contingent obligations	10.7	5.9	4.8	81.4%
Interest expense — Other	0.6	0.5	0.1	20.0%

Interest expense	$44.7	$40.3	$4.4

     Interest expense increased for the six months ended June 30, 2011 over the prior year period, primarily due to higher interest accretion charges on Mandatorily Redeemable Preferred Stock and on contingent consideration obligations, which was partially offset by reduced interest costs on lower average outstanding borrowings.
Other Income (Expense)

	Six Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Earnings (loss) on equity method investments	$(5.1)	$3.3	$(8.4)	(254.5)%
Gain on sale of securities	0.8	24.8	(24.0)	(96.8)%
Other income (loss)	0.3	0.5	(0.2)	(40.0)%

	$(4.0)	$28.6	$(32.6)

     Earnings on Equity Method Investments
     Earnings (losses) on equity method investments for the six months ended June 30, 2011 primarily represents our share of equity losses and includes amortization expense of $0.8 million. Earnings (losses) on equity method investments for the six months ended June 30, 2010 primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”), which was sold in March 2010.
     Gain (Loss) on Securities
     In the six months ended June 30, 2010 the Company recorded a gain on the sale of securities of $24.8 million related sale of Scinopharm in March 2010.

Provision for Income Taxes

	Six Months Ended June 30,		Change
($ in millions):	2011	2010	Dollars	%
Provision for income taxes	$84.5	$64.6	$19.9	30.8%
Effective tax rate	46.5%	31.5%
     The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes, the inability to tax benefit losses incurred in certain foreign jurisdictions and the amortization of foreign intangibles being tax benefited at rates that are lower than the US tax rate.
     The higher effective tax rate for the six months ended June 30, 2011, as compared to the same period of the prior year, is primarily due to the Company’s inability to tax benefit losses incurred in certain foreign jurisdictions. Additionally, in the six months ended June 30, 2010, we received certain non-recurring tax benefits associated with the Arrow Acquisition and the disposition and write off of foreign subsidiaries.
Liquidity and Capital Resources
Working Capital Position
     Working capital at June 30, 2011 and December 31, 2010 is summarized as follows (in millions):

	June 30,	December 31,	Increase
	2011	2010	(Decrease)
Current Assets:
Cash and cash equivalents	$225.1	$282.8	$(57.7)
Marketable securities	8.9	11.1	(2.2)
Accounts receivable, net of allowances	824.3	560.9	263.4
Inventories, net	627.8	631.0	(3.2)
Prepaid expenses and other current assets	138.1	134.2	3.9
Deferred tax assets	181.2	179.4	1.8

Total current assets	2,005.4	1,799.4	206.0

Current liabilities:
Accounts payable and accrued expenses	1,066.4	741.1	325.3
Short-term debt and current portion of long-term debt	250.0	—	250.0
Income taxes payable	14.5	39.9	(25.4)
Other	35.6	39.7	(4.1)

Total current liabilities	1,366.5	820.7	545.8

Working Capital	$638.9	$978.7	$(339.8)

Current Ratio	1.47	2.19

     For the six months ended June 30, 2011, our working capital decreased by $339.8 million from $978.7 million at December 31, 2010 to $638.9 million primarily due to $311.1 million use of cash and $250.0 million borrowed under the 2006 Credit Facility to fund the Specifar Acquisition, offset by cash generated through operations. For the six months ended June 30, 2011, accounts receivable, net of allowances increased $263.4 million offset by accounts payable and accrued expenses increase of $325.3 million. The increase in accounts receivable and accounts payable is primarily due to the launch of methylphenidate ER, the generic version of Concerta®. Royalties to OMJPI were paid after the quarter ended June 30, 2011.
Cash Flows from Operations
     Summarized cash flow from operations is as follows (in millions):

	Six months ended June 30,
($ in millions):	2011	2010
Net cash provided by operating activities	$291.8	$186.1
     Cash flows from operations represents net income adjusted for certain non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $291.8 million for the six months ended June 30, 2011, compared to $186.1 million for the prior year period. Net cash provided by operations was higher in the six months ended June 30, 2011 primarily due to higher cash earnings (i.e., net income adjusted for certain non-cash items) and higher accounts payable and accrued expenses, partially offset by higher accounts receivable.
     Management expects that available cash balances, available capacity under the 2006 Credit Facility and 2010 cash flows from operating activities will provide sufficient resources to fund our 2011 operating liquidity needs and expected capital expenditure funding requirements.
Investing Cash Flows
     Our cash flows from investing activities are summarized as follows (in millions):

	Six months ended June 30,
($ in millions):	2011	2010
Net cash provided by (used in) investing activities	$(609.2)	$43.4
     Investing cash flows consist primarily of expenditures related to acquisitions, capital expenditures, investment and marketable security additions as well as proceeds from investment and marketable security sales. For the six months ended June 30, 2011, net cash used in investing activities was $609.2 million and included a use of cash of $561.1 million for the acquisition of Specifar, net of cash acquired and $41.5 million of capital expenditures for property and equipment. For the six months ended June 30, 2010, net cash provided by investing activities was $43.4 million and included a source of cash of $94.0 million from the sale of Scinopharma offset by $16.5 million of capital expenditures for property and equipment, $15.0 million for the acquisition of the remaining interest in Eden and a $15.0 million investment to acquire U.S. rights to Columbia products Crinone® and Prochieve®.
Financing Cash Flows
     Our cash flows from financing activities are summarized as follows (in millions):

	Six months ended June 30,
($ in millions):	2011	2010
Net cash (used in) provided by financing activities	$257.1	$(203.4)
     Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. For the six months ended June 30, 2011, net cash provided by financing activities was $257.1 million and included $250.0 million borrowed under the 2006 Credit facility to partially fund the Specifar Acquisition, offset by $28.8 million used to pay-off debt assumed in the Specifar Acquisition. For the six months ended June 30, 2010, net cash used by financing activities was $203.4 million and included a $200.0 million payment of obligations under the 2006 Credit Facility.
Debt and Borrowing Capacity
     Our outstanding debt obligations are summarized as follows (in millions):

	June 30,	December 31,	Increase
	2011	2010	(Decrease)
Short-term debt and current portion of long-term debt	$250.0	$—	$250.0
Long-term debt	1,024.5	1,016.1	8.4

Total debt	$1,274.5	$1,016.1	$258.4

Debt to capital ratio	26.8%	23.5%
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
     As of June 30, 2011, there was $250.0 million outstanding on the Revolving Facility and no amounts outstanding on the Term Facility of the 2006 Credit Facility.
     Under the terms of the 2006 Credit Facility, each of our domestic subsidiaries, other than minor subsidiaries, entered into a full and unconditional guarantee on a joint and several basis. We are subject to, and, as of June 30, 2011, were in compliance with all financial and operation covenants under the terms of the 2006 Credit Facility. The agreement currently contains the following financial covenants:
•	maintenance of a minimum net worth of at least $1.7 billion;

•	maintenance of a maximum leverage ratio not greater than 2.50 to 1.0; and

•	maintenance of a minimum interest coverage ratio of at least 5.0 to 1.0.
     At June 30, 2011, our net worth was $3.5 billion, and our leverage ratio was 1.18 to 1.0. Our interest coverage ratio for the three months ended June 30, 2011 was 17.69 to 1.0.
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

Long-term Obligations
     At June 30, 2011, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
     In May 2011, the FASB issued new guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The new guidance changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Among the changes, the new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities). Additionally, the new guidance extends the prohibition of applying a blockage factor (that is, premium or discount related to size of the entity’s holdings) to all fair value measurements. A fair value measurement that is not a Level 1 measurement may include premiums or discounts other than blockage factors. The new guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
     In June 2011, the FASB issued a final standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option to present items of other comprehensive income in the statement of changes in equity. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. As this standard relates only to the presentation of other comprehensive income, the adoption of this accounting standard will not have an impact on the Company’s consolidated financial statements.
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

Investment Risk
     As of June 30, 2011, our total holdings in equity securities of other companies, including equity method investments are $53.1 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.
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
     Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our 2006 Credit Facility and our other notes payable approximated their carrying values on June 30, 2011. As of June 30, 2011, the fair value of our Senior Notes was $96.3 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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
     Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three and six months ended June, 2011 or 2010, respectively.
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
     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report. Based on the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures..
     There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     There were no material changes from these risk factors during the six months ended June 30, 2011.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Recent Sales of Unregistered Securities
     There were no unregistered sales of equity securities.
(b) Use of Proceeds
     N/A.
(c) Issuer Purchases of Equity Securities
     During the quarter ended June 30, 2011, the Company repurchased approximately 13,701 shares surrendered to the Company to satisfy tax withholding and stock option exercise proceed obligations in connection with stock-based awards issued to employees for total consideration of approximately $0.8 million as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number of	Average Price Paid	Part of Publicaly	May Yet Be Purchased
Period	Shares Purchased	per Share	Announced Program	Under the Program
April 1 - 30, 2011	330	$56.51
May 1 - 31, 2011	11,673	$63.21
June 1 - 30, 2011	1,698	$68.17
ITEM 6. EXHIBITS
     (a) Exhibits:
               Reference is hereby made to the Exhibit Index on page 49.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)
By:	/s/ R. Todd Joyce
R. Todd Joyce
Executive Vice President – Chief Financial Officer (Principal Financial Officer)

     Date: July 26, 2011

WATSON PHARMACEUTICALS, INC.
EXHIBIT INDEX TO FORM 10-Q
For the Quarterly Period Ended June 30, 2011

Exhibit
No.	Description
2.4	Share Purchase Agreement dated May 25, 2011 by and among Watson Pharmaceuticals, Inc. and each of the shareholders (together, the “Sellers”) of Paomar PLC (“Paomar”), is incorporated by reference to Exhibit 2.4 to the Company’s May 27, 2011 Form 8-K.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.