Form 10-Q
period 2011-09-30
WATSON PHARMACEUTICALS INC
filed 2011-11-01
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s only class of common stock as of October 24, 2011 was approximately 127,158,396.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$163.3	$282.8
Marketable securities	9.2	11.1
Accounts receivable, net	700.5	560.9
Inventories, net	679.4	631.0
Prepaid expenses and other current assets	122.0	134.2
Deferred tax assets	165.9	179.4

Total current assets	1,840.3	1,799.4
Property and equipment, net	703.2	642.3
Investments and other assets	69.8	84.5
Deferred tax assets	173.4	141.0
Product rights and other intangibles	1,867.2	1,632.0
Goodwill	1,709.6	1,528.1

Total assets	$6,363.5	$5,827.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$975.5	$741.1
Income taxes payable	2.8	39.9
Short-term debt and current portion of long-term debt	1.3	—
Deferred revenue	16.9	20.8
Deferred tax liabilities	20.9	18.9

Total current liabilities	1,017.4	820.7
Long-term debt	1,152.3	1,016.1
Deferred revenue	14.7	18.2
Other long-term liabilities	121.5	183.1
Other taxes payable	81.1	65.1
Deferred tax liabilities	488.7	441.5

Total liabilities	2,875.7	2,544.7

Commitments and contingencies
Equity:
Preferred Stock	—	—
Common stock	0.5	0.4
Additional paid-in capital	1,864.6	1,771.8
Retained earnings	1,990.6	1,824.5
Accumulated other comprehensive income (loss)	(41.4)	(2.5)
Treasury stock, at cost	(326.1)	(312.5)

Total stockholders’ equity	3,488.2	3,281.7
Noncontrolling interest	(0.4)	0.9

Total equity	3,487.8	3,282.6

Total liabilities and equity	$6,363.5	$5,827.3

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$1,081.6	$882.4	$3,039.8	$2,614.2

Operating expenses:
Cost of sales (excludes amortization, presented below)	603.2	484.6	1,672.2	1,487.3
Research and development	73.4	75.8	228.2	197.1
Selling and marketing	104.4	78.1	292.0	236.4
General and administrative	85.2	163.5	249.9	313.8
Amortization	71.8	45.9	203.0	128.0
Loss on asset sales and impairments, net	3.8	0.1	25.6	1.2

Total operating expenses	941.8	848.0	2,670.9	2,363.8

Operating income	139.8	34.4	368.9	250.4

Non-operating income (expense):
Interest income	0.3	0.3	1.6	1.0
Interest expense	(24.4)	(21.4)	(69.1)	(61.7)
Other income (expense)	2.9	0.2	(1.1)	28.8

Total other income (expense), net	(21.2)	(20.9)	(68.6)	(31.9)

Income before income taxes and noncontrolling interests	118.6	13.5	300.3	218.5
Provision (benefit) for income taxes	50.9	(12.2)	135.4	52.4

Net income	$67.7	$25.7	$164.9	$166.1
Loss attributable to noncontrolling interest	0.4	—	1.2	—

Net income attributable to common shareholders	$68.1	$25.7	$166.1	$166.1

Earnings per share attributable to common shareholders:
Basic	$0.55	$0.21	$1.34	$1.36

Diluted	$0.54	$0.21	$1.31	$1.34

Weighted average shares outstanding:
Basic	124.9	122.6	124.4	122.2

Diluted	126.9	124.3	126.4	123.9

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$164.9	$166.1

Reconciliation to net cash provided by operating activities:
Depreciation	70.4	76.4
Amortization	203.0	128.0
Deferred income tax benefit	(51.2)	(75.7)
Provision for inventory reserve	38.3	30.7
Share based compensation	25.6	17.4
(Earnings) losses on equity method investments	5.7	(3.2)
Gain on sale of securities	(0.8)	(26.5)
Accretion of discount on preferred stock and contingent consideration obligation	35.9	21.5
Loss on asset sales and impairments, net	25.6	0.5
Excess tax benefit from stock-based compensation	(13.7)	—
Other, net	(0.1)	0.9
Changes in assets and liabilities:
Accounts receivable, net	(121.0)	(12.2)
Inventories	(61.2)	(16.3)
Prepaid expenses and other current assets	21.4	28.1
Accounts payable and accrued expenses	98.5	11.7
Deferred revenue	(7.1)	(4.3)
Income and other taxes payable	(15.4)	(25.2)
Other assets and liabilities	(8.6)	4.7

Total adjustments	245.3	156.5

Net cash provided by operating activities	410.2	322.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(87.9)	(33.6)
Acquisition of product rights	(17.7)	(7.4)
Acquisition of business, net of cash acquired	(571.6)	(67.4)
Proceeds from sale of fixed assets	6.4	2.3
Proceeds from sale of cost/equity investments	0.8	94.7
Proceeds from sale of marketable securities	3.1	9.5
Additions to marketable securities	(2.0)	(5.5)
Additions to long-term investments	(0.6)	(13.7)
Other investing activities, net	0.6	1.0

Net cash used in investing activities	(668.9)	(20.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and other long-term liabilities	—	(274.6)
Principal payment on revolving credit facility and acquired debt	(303.8)	—
Proceeds from borrowings on credit facility	400.0	—
Repurchase of common stock	(13.6)	(5.7)
Acquisition of noncontrolling interest	(5.5)	—
Proceeds from stock plans	53.6	32.5
Payment of contingent consideration	(4.5)	—
Excess tax benefit from stock-based compensation	13.7	—

Net cash provided by (used in) financing activities	139.9	(247.8)

Effect of currency exchange rate changes on cash and cash equivalents	(0.7)	(0.5)

Net (decrease) increase in cash and cash equivalents	(119.5)	54.2
Cash and cash equivalents at beginning of period	282.8	201.4

Cash and cash equivalents at end of period	$163.3	$255.6

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

Acquisition of Specifar

On May 25, 2011, Watson and each of the shareholders (together, the “Sellers”) of Paomar PLC (“Paomar”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Watson purchased all of the outstanding equity of Paomar (the “Stock Purchase”). Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”), a company organized under the laws of Greece. Specifar develops, manufactures and markets generic pharmaceuticals. Specifar also out-licenses generic pharmaceutical products, primarily in Europe. Specifar has a commercial presence in the Greek branded-generics pharmaceuticals market and owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”), a company that markets branded-generic pharmaceutical products in the Greek market. Specifar maintains an internationally approved manufacturing facility located near Athens, Greece and is constructing a new facility located outside of Athens which will expand manufacturing capacity. Specifar’s pipeline of products includes a generic tablet version of Nexium® (esomeprazole). Specifar’s results are included in the Global Generics segment, as of the acquisition date. For additional information on the Specifar acquisition, refer to “NOTE 3 – Acquisitions and Divestitures”.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is composed of unrealized gains (losses) on marketable securities classified as available-for-sale and certain other investments, net of realized gains or losses included in net income and foreign currency translation adjustments.

The components of comprehensive income including income taxes consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to common shareholders	$68.1	$25.7	$166.1	$166.1

Other comprehensive (loss) income:
Translation gains (losses)	(74.5)	43.7	(29.9)	(16.9)
Unrealized gain (loss) on securities, net of tax	0.2	0.2	(8.5)	(0.5)
Reclassification for (gains) losses included in net income, net of tax	—	—	(0.5)	(0.6)

Total other comprehensive (loss) income	(74.3)	43.9	(38.9)	(18.0)

Total comprehensive income	$(6.2)	$69.6	$127.2	$148.1

Goodwill and Intangible Assets with Indefinite-Lives

During the second quarter of 2011, the Company performed its annual impairment assessment of goodwill, acquired in-process research and development (“IPR&D”) intangibles and trade name intangibles assets with indefinite-lives. The Company determined there was no impairment associated with goodwill or trade name intangibles. However, the Company recorded a $7.5 million impairment charge related to certain IPR&D assets acquired in the Arrow acquisition.

Preferred and Common Stock

As of September 30, 2011 and December 31, 2010, there were 2.5 million shares of no par value per share preferred stock authorized. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009, the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012, and is accordingly included within long-term debt in the consolidated balance sheet at September 30, 2011 and December 31, 2010. See Note 7 — “DEBT” for additional discussion. As of September 30, 2011 and December 31, 2010, there were 500 million shares of $0.0033 par value per share common stock authorized, 137.1 million and 135.5 million shares issued and 127.2 million and 125.8 million outstanding, respectively. Of the issued shares, 10.0 million shares and 9.7 million shares were held as treasury shares as of September 30, 2011 and December 31, 2010, respectively.

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

Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $372.1 million and $320.5 million at September 30, 2011 and December 31, 2010, respectively. Accounts payable and accrued liabilities include $180.8 million and $106.5 million at September 30, 2011 and December 31, 2010, respectively, for certain rebates and other amounts due to indirect customers and accruals of Medicaid liabilities.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
EPS—basic
Net income attributable to common shareholders	$68.1	$25.7	$166.1	$166.1

Basic weighted average common shares outstanding	124.9	122.6	124.4	122.2

EPS—basic	$0.55	$0.21	$1.34	$1.36

EPS—diluted
Net income attributable to common shareholders	$68.1	$25.7	$166.1	$166.1

Basic weighted average common shares outstanding	124.9	122.6	124.4	122.2
Effect of dilutive securities:
Dilutive stock awards	2.0	1.7	2.0	1.7

Diluted weighted average common shares outstanding	126.9	124.3	126.4	123.9

EPS—diluted	$0.54	$0.21	$1.31	$1.34

Stock awards to purchase 0.1 million and 1.0 million common shares for the three month periods ended September 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the awards were anti-dilutive. Stock awards to purchase 0.2 million and 1.3 million common shares for the nine month periods ended September 30, 2011 and 2010, respectively, were outstanding but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.

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

As of September 30, 2011, the Company had $0.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 0.9 years. As of September 30, 2011, the Company had $45.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 1.8 years. During the nine months ended September 30, 2011, the Company issued approximately 1,006,000 restricted stock and restricted stock unit awards with an aggregate intrinsic value of $57.7 million. Certain restricted stock units are performance-based awards issued at a target number, subject to adjustments up or down based upon achievement of certain financial targets. No stock option grants were issued during the nine months ended September 30, 2011.

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

In September 2011, the FASB issued a revised standard changing the goodwill impairment guidance. The revised standard provides entities with the option to first assess qualitative factors to determine whether performing the two-step goodwill impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the two-step quantitative impairment test will be required. Otherwise, no further testing will be required. Entities can choose to perform the qualitative assessment on none, some, or all of its reporting units. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard provided that the entity has not yet issued its financial statements for the period that includes its annual test date. The Company completed its most recent annual goodwill impairment test during the second quarter 2011 by applying the two-step test and determined that there was no impairment associated with goodwill.

NOTE 2 – OTHER INCOME

Other income consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings (losses) on equity method investments	$(0.6)	$(0.1)	$(5.7)	$3.2
Gain on sale of securities	—	—	0.8	24.8
Other income (expense)	3.5	0.3	3.8	0.8

	$2.9	$0.2	$(1.1)	$28.8

Earnings (losses) on equity method investments include amortization expense of $0.2 million and $1.0 million for the three and nine months ended September 30, 2011, respectively. Other income (expense) for the three and nine months ended September 30, 2011 includes the reversal of a $2.1 million reserve established in connection with an acquisition that is no longer required.

NOTE 3 – ACQUISITIONS AND DIVESTITURES

Acquisition of Specifar

On May 25, 2011, Watson and each of the shareholders (together, the “Sellers”) of Paomar PLC (“Paomar”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Watson purchased all of the outstanding equity of Paomar for cash and certain contingent consideration(the “Specifar Acquisition”). Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”), a company organized under the laws of Greece. Specifar owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”). In accordance with the terms of the Stock Purchase Agreement, the Company acquired all the outstanding equity of Paomar for the following consideration:

•

The payment of cash totaling EUR 400 million, or $561.7 million at closing. This amount was reduced in the third quarter of 2011 by a net working capital adjustment of EUR 1.5 million, or $2.2 million.

•

Certain contingent consideration (not to exceed an aggregate total of EUR 40 million) based on the gross profits on sales of the generic tablet version of Nexium® (esomeprazole) developed by Specifar during its first five years of sales in countries including major markets in Europe, Asia and Latin America, as well as in Canada. For additional information on the contingent payment, refer to “Note 11–Fair Value Measurements”.

Through the acquisition, Watson gains a generic pharmaceuticals product development company that develops and out-licenses generic pharmaceutical products primarily in Europe. In addition, the acquisition enhances the Company’s commercial presence in key European markets by providing a portfolio of products and provides a commercial presence in the branded-generic Greek pharmaceuticals market, including the Specifar and Alet brands of products. Specifar maintains an internationally approved manufacturing facility located near Athens, Greece and is constructing a new facility located outside of Athens, which will expand manufacturing capacity. Specifar’s pipeline of products includes a generic tablet version of Nexium® (esomeprazole). Watson funded the transaction using cash on hand and borrowings from the Company’s 2006 Credit Facility. Specifar results are included in the Global Generics segment as of the acquisition date.

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

The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date, with the excess being allocated to goodwill. As of September 30, 2011, some fair value assessments have not been finalized including the assessment of uncertain tax positions and valuation of contingent consideration obligations (in millions):

Amount
Cash and cash equivalents	$0.6
Accounts receivable	20.6
Inventories	27.1
Other current assets	9.9
Property, plant & equipment	65.1
IPR&D intangible assets	164.3
Intangible assets	265.1
Goodwill	187.6
Other assets	5.6
Current liabilties	(28.5)
Long-term deferred tax and other tax liabilities	(94.6)
Long-term debt	(27.9)
Other long-term liabilities	(35.4)

Net assets acquired	$559.5

In June 2011, the Company paid and retired $28.8 million in long-term debt assumed in the Specifar Acquisition.

Inventories

The fair value of inventories acquired includes a step-up in the value of inventories of approximately $10.0 million. Included in cost of sales for the three and nine months ended September 30, 2011 is amortization of the step-up of approximately $7.3 million and $10.0 million, respectively.

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

Intangible assets represent currently marketed products and have an estimated weighted average useful life of seven (7) years. IPR&D intangible assets represent products that are expected to be approved for marketing over the next one to three years.

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

Contingent Consideration

The Company’s preliminary purchase price allocation determined the acquisition date fair value of the contingent consideration obligation to be $28.5 million based on a probability-weighted income approach derived from revenue estimates and post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were discounted using an effective annual interest rate of 17.0%. At each reporting date, the Company adjusts the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. As of September 30, 2011, the range of outcomes and the assumptions used to develop the estimates have not changed significantly from those used at acquisition date. Accretion expense related to the increase in the net present value of the contingent liability is included in interest expense for the period. During the three and nine months ended September 30, 2011, the Company recorded in interest expense $1.4 million and $1.7 million, respectively, of interest accretion related to the esomeprazole contingent consideration. As of September 30, 2011, the interest rate used to discount the probability-weighted cash flows has not yet been finalized.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from purchase accounting adjustments for the inventory fair value step-up and identifiable IPR&D and intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

Included in general and administrative expenses for the three and nine months ended September 30, 2011 is acquisition costs totaling $0.5 million and $6.5 million, respectively, for advisory, legal and regulatory costs incurred in connection with the Specifar Acquisition.

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the Specifar Acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense on the fair valuation of assets acquired, the impact of acquisition financing in place at January 1, 2010 and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company.

	Nine Months Ended September 30,
	2011	2010
(Unaudited)	(in millions, except per share amounts)
Net revenues	$3,086.0	$2,690.1
Net income attributable to common shareholders	$176.7	$147.8
Earnings per share:
Basic	$1.42	$1.21
Diluted	$1.40	$1.19

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

Acquisition of Equity Interest in Moksha8 Pharmaceuticals, Inc. (“Moksha8”)

On October 4, 2010, the Company entered into an agreement with Moksha8 to expand into markets in Brazil and Mexico. The Company made an initial investment of $30.0 million in cash in Moksha8 in exchange for approximately 25% ownership share in Moksha8. The Company accounts for the Moksha8 investment under the equity method.

NOTE 4 – REPORTABLE SEGMENTS

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

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments consisted of the following (in millions):

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$792.4	$92.5	$168.8	$1,053.7	$566.1	$82.4	$205.1	$853.6
Other	10.1	17.8	—	27.9	11.5	17.3	—	28.8

Net revenues	802.5	110.3	168.8	1,081.6	577.6	99.7	205.1	882.4
Operating expenses:
Cost of sales(1)	437.7	25.4	140.1	603.2	290.2	19.8	174.6	484.6
Research and development	54.6	18.8	—	73.4	54.1	21.7	—	75.8
Selling and marketing	45.3	40.8	18.3	104.4	26.5	34.3	17.3	78.1

Contribution	$264.9	$25.3	$10.4	300.6	$206.8	$23.9	$13.2	243.9

Contribution margin	33.0%	22.9%	6.2%	27.8%	35.8%	24.0%	6.4%	27.6%

General and administrative				85.2				163.5
Amortization				71.8				45.9
Loss on asset sales and impairments				3.8				0.1

Operating income				$139.8				$34.4

Operating margin				12.9%				3.9%

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$2,158.8	$264.8	$524.8	$2,948.4	$1,661.0	$231.7	$627.3	$2,520.0
Other	36.1	55.3	—	91.4	31.4	62.8	—	94.2

Net revenues	2,194.9	320.1	524.8	3,039.8	1,692.4	294.5	627.3	2,614.2
Operating expenses:
Cost of sales(1)	1,165.8	68.3	438.1	1,672.2	883.6	68.1	535.6	1,487.3
Research and development	167.4	60.8	—	228.2	140.9	56.2	—	197.1
Selling and marketing	113.5	122.1	56.4	292.0	80.9	102.2	53.3	236.4

Contribution	$748.2	$68.9	$30.3	847.4	$587.0	$68.0	$38.4	693.4

Contribution margin	34.1%	21.5%	5.8%	27.9%	34.7%	23.1%	6.1%	26.5%

General and administrative				249.9				313.8
Amortization				203.0				128.0
Loss on asset sales and impairments				25.6				1.2

Operating income				$368.9				$250.4

Operating margin				12.1%				9.6%

(1)	Excludes amortization of acquired intangibles including product rights.

NOTE 5 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at September 30, 2011 and December 31, 2010 is approximately $6.2 million and $4.6 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product is already FDA approved and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	September 30,	December 31,
	2011	2010
Inventories:
Raw materials	$193.8	$178.4
Work-in-process	50.5	38.4
Finished goods	480.5	465.6

	$724.8	$682.4
Less: Inventory reserves	45.4	51.4

Total inventories	$679.4	$631.0

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill for the Company’s reporting units consisted of the following (in millions):

	September 30,	December 31,
	2011	2010
Global Brands segment	$371.6	$371.6
Global Generics segment	1,251.7	1,070.2
Distribution segment	86.3	86.3

Total goodwill	$1,709.6	$1,528.1

The increase in Global Generics segment goodwill for the nine months ended September 30, 2011 is primarily due to goodwill of $187.6 million recognized in connection with the Specifar acquisition as discussed in “NOTE 3—ACQUISITIONS AND DIVESTITURES”.

Product rights and intangible assets consisted of the following (in millions):

	September 30,	December 31,
	2011	2010
Intangibles with definite lives
Product rights and other related intangibles	$2,401.7	$2,049.7
Core technology	52.5	52.5
Customer relationships	49.1	49.1

	2,503.3	2,151.3
Less accumulated amortization	(1,416.6)	(1,211.1)

	1,086.7	940.2

Intangibles with indefinite lives
IPR&D	704.3	615.6
Trade Name	76.2	76.2

	780.5	691.8

Total product rights and related intangibles, net	$1,867.2	$1,632.0

The increase in product rights and other related intangibles for the nine months ended September 30, 2011 is primarily due to product rights and intangibles acquired as part of the Specifar acquisition of $429.4 million as discussed in “NOTE 3—ACQUISITIONS AND DIVESTITURES”.

NOTE 7 – DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2011	2010
Senior Notes,
$450.0 million 5.000%notes due August 14, 2014 (the “2014 Notes”)	$450.0	$450.0
$400.0 million 6.125% notes due August 14, 2019 (the “2019 Notes”) together the “Senior Notes”	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(1.8)	(2.1)

Senior Notes, net	848.2	847.9
$500.0 million Senior Unsecured Revolving Credit Agreement with Bank of America, N.A., Wells Fargo Securities, LLC and a syndicate of banks (the “Revolving Credit Facility”)	125.0	—
Mandatorily Redeemable Preferred Stock	178.8	166.4
Other notes payable	1.6	1.8

	1,153.6	1,016.1
Less: Current portion	1.3	—

Total long-term debt	$1,152.3	$1,016.1

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

Revolving Credit Facility

On September 16, 2011 (the “Closing Date”), the Company entered into a credit agreement (the “Revolving Credit Agreement”) with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndicate of banks establishing a senior unsecured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility provides an aggregate principal amount of $500.0 million in senior unsecured revolving loans. The revolving loans may be borrowed, repaid and re-borrowed for a term of five (5) years and, subject to certain minimum amounts, may be prepaid in whole or in part without premiums or penalties. Amounts borrowed under the Revolving Credit Facility may be used to finance working capital and other general corporate purposes. On the Closing Date, the Company borrowed $125.0 million under the Revolving Credit Facility and used cash on hand to repay the then amount outstanding, and to terminate, the Company’s 2006 Revolving Facility dated as of November 3, 2006 (as amended on July 1, 2009) among the Company, Canadian Imperial Bank of Commerce as Administrative Agent, Wachovia Capital Markets, LLC as Syndication Agent and a syndicate of banks.

Committed borrowings under the Revolving Credit Facility bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurocurrency rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) prime rate as publicly announced by the Administrative Agent, or (c) one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is initially set at 0.25% for base rate loans and 1.25% for Eurocurrency rate loans. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is initially set at 0.15% of the unused portion of the Revolving Credit Facility. The Company is subject to, and, at September 30, 2011, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. The Revolving Credit Facility also imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. The outstanding balance under the Revolving Credit Facility was $125.0 million at September 30, 2011.

2006 Credit Facility

In November 2006, the Company entered into the 2006 Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks. The 2006 Credit Facility provided an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“2006 Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”). The 2006 Credit Facility had a five-year term and was scheduled to mature in November 2011. In May 2011, the Company borrowed $250.0 million under the 2006 Revolving Facility to partially fund the Specifar acquisition as discussed in “Note 3 – ACQUISITIONS and DVESTITURES”. On September 16, 2011, concurrent with executing the Revolving Credit Facility, the Company repaid the then amount outstanding and terminated the 2006 Revolving Facility.

Mandatorily Redeemable Preferred Stock

In connection with the Arrow acquisition, on December 2, 2009, pursuant to the Purchase Agreement, Watson issued 200,000 shares of newly designated non-voting Series A Preferred Stock of Watson having a stated value of $1,000 per share (the “Stated Value”), or an aggregate stated value of $200 million, which have been placed in an indemnity escrow account for a period of three years.

In accordance with current U.S. GAAP, the Mandatorily Redeemable Preferred Stock has been reported as long-term debt and accretion expense has been classified as interest expense. The fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $150.0 million at acquisition date based on the mandatory redemption value of $200.0 million on December 2, 2012 using a discount rate of 9.63% per annum.

Fair Value of Debt Instruments

As of September 30, 2011, the fair value of our Senior Notes was $117.0 million greater than the carrying value. Generally changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our debt would not be material on our financial condition, results of operations or cash flows.

NOTE 8 – BUSINESS RESTRUCTURING CHARGES

Business restructuring and facility rationalization activities, which consist primarily of facility closures and restructuring at Carmel, New York; Corona, California; Groveport, Ohio; Mississauga, Canada and Melbourne, Australia, for the nine months ended September 30, 2011 are as follows (in millions):

	Balance at December 31, 2010	Charged to Expense	Cash Payments	Non-cash Adjustments	Balance at September 30, 2011

Cost of sales
Severance and retention	$12.9	$2.1	$(3.8)	$—	$11.2
Product transfer costs	1.4	1.7	(2.1)	—	1.0
Facility decommission costs	1.6	1.1	(2.6)	—	0.1
Accelerated depreciation	—	3.0	—	(3.0)	—

	15.9	7.9	(8.5)	(3.0)	12.3

Operating expenses
R&D	3.1	3.1	(3.3)	—	2.9
Accelerated depreciation—R&D	—	0.9	—	(0.9)	—
Selling, general and administrative	1.0	1.2	(0.5)	—	1.7
Accelerated depreciation—S,G&A	—	0.4	—	(0.4)	—

	4.1	5.6	(3.8)	(1.3)	4.6

Total restructuring charges	$20.0	$13.5	$(12.3)	$(4.3)	$16.9

Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance and retention. Retention is expensed only to the extent earned by employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Global Generics segment.

NOTE 9 – INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2011 was 45.1% compared to 24.0% for the nine months ended September 30, 2010. The higher effective tax rate for the nine months ended September 30, 2011, as compared to the same period of the prior year, is primarily a result of losses incurred in certain foreign jurisdictions for which no tax benefit has been recognized. Additionally, in the nine months ended September 30, 2010, we received certain non-recurring tax benefits associated with the closure of the IRS audit for the 2004-2006 tax years, tax benefits associated with the Arrow Acquisition and the disposition and write off of certain foreign subsidiaries.

The Company conducts business globally and, as a result, it files federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts, it believes are the probable outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the condensed consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The uncertain tax positions are reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related penalty and interest have been provided for any adjustments that may result from these uncertain tax positions.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2011 consisted of the following (in millions):

Stockholders’ equity, December 31, 2010	$3,281.7
Common stock issued under employee plans	53.6
Increase in additional paid-in capital for share-based compensation plans	25.6
Net income attributable to common shareholders	166.1
Other comprehensive loss	(38.9)
Tax benefit from employee stock plans	13.7
Repurchase of common stock	(13.6)

Stockholders’ equity, September 30, 2011	$3,488.2

NOTE 11 – FAIR VALUE MEASUREMENT

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Current U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy distinguishes three levels of inputs that may be utilized when measuring fair value, including level 1 inputs (using quoted prices in active markets for identical assets or liabilities), level 2 inputs (using inputs other than level 1 prices such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability) and level 3 inputs (using unobservable inputs supported by little or no market activity based on our own assumptions used to measure assets and liabilities). A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at September 30, 2011 and December 31, 2010 consisted of the following (in millions):

	Fair Value Measurements as at September 30, 2011 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$9.2	$9.2	$—	$—
Investments	—	—	—	—
Liabilities:
Contingent consideration obligations	241.9	—	—	241.9

	Fair Value Measurements as at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11.1	$11.1	$—	$—
Investments	23.1	23.1	—	—
Liabilities:
Contingent consideration	198.5	—	—	198.5

Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our consolidated statement of operations. For the nine months ended September 30, 2011, $0.5 million, $5.4 million and $17.5 million have been included in cost of sales, research and development expenses, and interest expense, respectively, in the accompanying condensed consolidated statement of operations.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in millions):

	Balance at December 31, 2010	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Balance at September 30, 2011
Liabilities:
Contingent consideration obligations	198.5	—	20.9	22.5	241.9

NOTE 12 – CONTINGENCIES

Legal Matters

Watson and its affiliates are involved in various disputes, governmental and/or regulatory inspection, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s regular practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable.

Cipro®Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases have been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims and denied the plaintiffs’ motions for class certification. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. On November 7, 2007, the U.S. Court of Appeals for the Second Circuit ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On June 22, 2009, the Supreme Court denied the indirect purchaser plaintiffs’ petition for writ of certiorari. In the appeal in the United States Court of Appeals for the Second Circuit by the direct purchaser plaintiffs and plaintiffs CVS and Rite Aid, on April 29, 2010, the United States Court of Appeals for the Second Circuit affirmed the ruling of the District Court granting summary judgment in favor of the defendants, and on September 7, 2010, denied the appellants’ petition for rehearing en banc. On December 6, 2010, the appellants filed a petition for writ of certiorari with the United States Supreme Court seeking review of the Second Circuit’s decision. On March 7, 2011, the Supreme Court denied the direct purchaser plaintiffs’ petition for writ of certiorari. Other actions are pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In the action pending in Kansas, the court has administratively terminated the matter pending the outcome of the appeals in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On November 19, 2009, the plaintiffs filed a notice of appeal. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Sanofi has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

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

Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 145). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts of certain drugs paid by various public and private plans and programs. Certain defendants, including the Company, have entered into a settlement agreement resolving all claims against them in the Consolidated Class Action. The total amount of the settlement for all of the settling defendants is $125 million. The amount to be paid by each settling defendant is confidential. On July 2, 2008, the United States District Court for the District of Massachusetts preliminarily approved the Track Two settlement. On April 27, 2009, the Court held a hearing to further consider the fairness of the proposed settlement. The Court adjourned the hearing without ruling on the fairness of the proposed settlement until additional notices are provided to certain of the class members in the action. The court held further hearings on the fairness of the proposed settlement in June and August 2011. No ruling was made. The court has scheduled another hearing on the fairness of the proposed settlement for November 22, 2011. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Texas, Kansas, Nevada, Montana, Massachusetts, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Florida, Arizona, Missouri, Alaska, Idaho, South Carolina, Hawaii, Utah, Iowa, Oklahoma and Louisiana captioned as follows: State of Nevada v. American Home Products, et al., Civil Action No. 02-CV-12086-PBS, United States District Court for the District of Massachusetts; State of Montana v. Abbott Laboratories, et al., Civil Action No. 02-CV-12084-PBS, United States District Court for the District of Massachusetts; Commonwealth of Massachusetts v. Mylan Laboratories, et al., Civil Action No. 03-CV-11865-PBS, United States District Court for the District of Massachusetts; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Florida ex rel. Ven-A-Care, Civil Action No 98-3032G, Florida Circuit Court in Leon County (the “Florida Ven-A-Care Action”); State of Arizona ex rel. Terry Goddard, No. CV 2005-18711, Arizona Superior Court for Maricopa County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of

Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461 (the “Iowa AG Action”); State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Alpharma Inc., et al, Case No. 08-001565, in the District Court of Travis County, Texas (the “Texas Ven-A-Care Action”); United States of America ex rel. Ven-A-Care of the Florida Keys, Inc. v. Actavis Mid-Atlantic LLC, Civil Action No. 08-10852, in the U.S. District Court for the District of Massachusetts (the “Federal Ven-A-Care Action”); State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department; State of Oklahoma, ex rel., W.A. Drew Edmondson, Attorney General of Oklahoma v. Abbott Laboratories, Inc., et al., Case No. CJ-2010-474, District Court of Pottawatomie County, Oklahoma, and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19th Judicial District. In December of 2010, the State of Utah served the Company with a Civil Investigative Demand seeking additional information relating to the Company’s pricing practices.

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

In December of 2010, the Company reached an agreement in principle to settle the following pending actions: the Texas Ven-a-Care Action, the Florida Ven-a-Care Action, the Iowa AG Action, and the Consolidated New York Counties Action (the “State Ven-A-Care Settlement”). In addition, at the same time the Company reached an agreement in principle to settle claims pending in the Federal Ven-A-Care Action relative to the Texas, Florida, Iowa and New York Medicaid programs (the “Federal Ven-A-Care Settlement,” and collectively with the State Ven-A-Care Settlement, the “December 2010 Ven-A-Care Settlement”). The total amount paid by the Company under the terms of the December 2010 Ven-A-Care Settlement was $79.0 million. The December 2010 Ven-A-Care Settlement was finalized in September 2011 and the Texas Ven-A-Care Action, the Florida Ven-a-Care Action, the Iowa AG Action and the Consolidated New York Counties Action have each been dismissed with prejudice. In May of 2011, the Company reached an agreement-in-principle to settle all remaining claims in the Federal Ven-A-Care Action (i.e., all claims not settled in connection with the December 2010 Ven-A-Care Settlement) (the “May 2011 Ven-A-Care Settlement”), except for those such claims related to Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina, Utah and Wisconsin. The total amount to be paid by the Company under the terms of the May 2011 Ven-A-Care Settlement is $27.0 million. The May 2011 Ven-A-Care Settlement is contingent upon obtaining final approval by the U.S. Department of Justice and the execution of definitive settlement documents. The December 2010 Ven-A-Care Settlement and the May 2011 Ven-A-Care Settlement, if consummated, will resolve all of the claims brought against the Company by the qui-tam relator seeking to recover on behalf of the United States, other than such claims pending with respect to Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina, Utah, and Wisconsin.

The cases against the Company on behalf of Arizona, Hawaii and Massachusetts have been settled. In October 2011 the Company reached an agreement in principle to settle the case brought on behalf of Oklahoma. The settlement is subject to the parties negotiating and executing definitive settlement agreements. The amount of the settlement is not expected to be material to the Company. The case against the Company on behalf of Alabama was tried in 2009. The jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial date has not been scheduled. The case against the Company on behalf of Kentucky is scheduled for trial in November of 2011. The case against the

Company on behalf of Alaska is scheduled for trial in January of 2012. The case against the Company on behalf of Idaho is scheduled for trial in March 2012. The case against the Company on behalf of Missouri is scheduled for trial in June of 2012. The case against the Company on behalf of Mississippi is scheduled for trial in September of 2012.

Following the payment of the December 2010 Ven-A-Care Settlement, the Company has a remaining accrual of $50.9 million liability reserve on its balance sheet in connection with the May 2011 Ven-A-Care Settlement and the remaining drug pricing actions. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicaid Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, f/k/a Biovail Pharmaceuticals, LLC, et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In July 2011, the plaintiff served a tenth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself in the action. However, this action or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Androgel®Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al.,D. NJ Civ. No. 09-1856 ); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); ( Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms.,LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al ., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel®Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. Discovery in the private actions is ongoing. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On June 10, 2010, the Federal Trade Commission filed a notice of appeal to the Eleventh Circuit Court of Appeals, appealing the district court’s dismissal of its complaint. The appeal is pending.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. These complaints also name numerous other pharmaceutical companies as defendants, and allege various injuries, including ovarian cancer, breast cancer, stroke and blood clots. Approximately 75 cases are pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 75 plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Approximately 53 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 138 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,100 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 3,869 plaintiffs. These cases are generally in their preliminary stages and discovery is ongoing. The Company believes that it will be defended in and indemnified for the majority of these claims by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product line in late 2008. Further, the Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of

Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a purported class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On November 30, 2010, Anda filed a petition with the Federal Communications Commission (“FCC”), asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient. The FCC’s ruling on Anda’s petition may determine whether fax recipients who expressly agree to receive faxes may assert claims for receipt of such faxes pursuant to the TCPA. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC. On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion for class certification. Anda filed its opposition to the motion on July 13, 2011. The hearing on the class certification motion is scheduled for December 7, 2011. No trial date has been set. Anda intends to defend the action vigorously. However, this action, if successful, could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Levonorgestrel/Ethinyl Estradiol Tablets (Generic version of Seasonique®). On March 6, 2008, Duramed (now known as Teva Women’s Health) sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s levonorgestrel/ethinyl estradiol tablets, a generic version of Duramed’s Seasonique® tablets, would infringe Duramed’s U.S. Patent No. 7,320,969 (Duramed v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv00116). The complaint sought damages and injunctive relief. On June 9, 2011, Duramed moved for a preliminary injunction to prevent the Company from launching its product until after a trial on the merits. On June 16, 2011, the court denied Duramed’s motion. Duramed appealed and also requested temporary injunctive relief during the pendency of its appeal (Duramed v. Watson Laboratories, Case No. 3011-1438). On July 27, 2011, the U.S. Court of Appeals for the Federal Circuit denied Duramed’s request for temporary relief. Watson launched its generic product on July 28, 2011. Duramed’s appeal of the District Court’s denial of its preliminary injunction motion remains pending. On August 5, 2011, Duramed filed a motion in the District Court to amend its complaint to add a claim for damages as a result of Watson’s launch of its generic product. No trial date has been set. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonique®. Therefore, an adverse ruling in the case or a subsequent final appellate determination that the patent in suit is valid, and that the Company has infringed the patent in suit, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Quinine Sulfate Litigation. Beginning in 2008, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of quinine sulfate, for personal injuries allegedly arising out of the use of quinine sulfate. Approximately18 cases, representing claims by approximately 38 plaintiffs, are pending against the Company and/or its affiliates in various state courts in California and have been consolidated for pre-trial discovery. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation. Beginning in 2010, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries allegedly arising out of the use of alendronate. Approximately 66 cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 84 plaintiffs. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes that it will be defended in, and indemnified for, the majority of these claims by Merck & Co., the New Drug Application holder and manufacturer product sold by the Company during most of 2008. Several claims have also been asserted against Cobalt Laboratories, which the Company acquired in 2009 as part of its acquisition of the Arrow Group of companies, in connection with Cobalt’s manufacture and sale of alendronate. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Acquisition of Specifar

On May 25, 2011, Watson and each of the shareholders (together, the “Sellers”) of Paomar PLC (“Paomar”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which Watson purchased all of the outstanding equity of Paomar for cash totaling EUR 400 million, or $561.7 million, reduced in the third quarter of 2011 by a net working capital adjustment of EUR 1.5 million, or $2.2 million, and certain contingent consideration (the “Specifar Acquisition”). Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”), a company organized under the laws of Greece. Specifar develops, manufactures and markets generic pharmaceuticals. Specifar also out-licenses generic pharmaceutical products, primarily in Europe. Specifar has a commercial presence in the Greek branded-generics pharmaceuticals market and owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”), a company that markets branded-generic pharmaceutical products in the Greek market. Specifar maintains an internationally approved manufacturing facility located near Athens, Greece and is constructing a new facility located outside of Athens which will expand manufacturing capacity. Specifar’s pipeline of products includes a generic tablet version of Nexium® (esomeprazole). Watson funded the transaction using cash on hand and borrowings from the Company’s revolving credit facility. Specifar’s results are included in the Global Generics segment as of the acquisition date.

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

Operational Excellence including Global Supply Chain Initiative

Over the past several years, we have announced steps to improve our operating cost structure and achieve operating excellence and efficiencies through our Global Supply Chain Initiative (“GSCI”). In 2008, the GSCI included the planned closure of manufacturing facilities in Carmel, New York, our distribution center in Brewster, New York and the transition of manufacturing to our other manufacturing locations within the U.S. and India. Distribution activities at our distribution center in Brewster, New York ceased in July 2009. Product manufacturing ceased in Carmel, New York by December 31, 2010 and we closed the facility in early 2011. During 2010, the Company announced additional measures to reduce our cost structure by announcing the planned closure of our Canadian manufacturing facility and the discontinuation of R&D activities in Canada and Australia. In January 2011, the Company announced the planned discontinuation of R&D activities in Corona, California. In July 2011, the Company announced the planned closure of the Groveport, Ohio distribution center in early 2012. These additional restructuring activities and the transfer of development activities to the remaining R&D sites are expected to be completed by late 2012. During the three and nine month period ended September 30, 2011, the Company recognized restructuring charges of $3.2 million and $13.5 million, respectively. The Company expects to incur additional pre-tax costs associated with the planned closures during 2011 and 2012 of approximately $20.0 to $25.0 million including accelerated depreciation expense of $7.0 to $8.5 million, severance, retention, relocation and other employee related costs of approximately $5.0 to $8.0 million and product transfer costs of approximately $8.0 to $8.5 million.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$792.4	$92.5	$168.8	$1,053.7	$566.1	$82.4	$205.1	$853.6
Other	10.1	17.8	—	27.9	11.5	17.3	—	28.8

Net revenues	802.5	110.3	168.8	1,081.6	577.6	99.7	205.1	882.4
Operating expenses:
Cost of sales(1)	437.7	25.4	140.1	603.2	290.2	19.8	174.6	484.6
Research and development	54.6	18.8	—	73.4	54.1	21.7	—	75.8
Selling and marketing	45.3	40.8	18.3	104.4	26.5	34.3	17.3	78.1

Contribution	$264.9	$25.3	$10.4	300.6	$206.8	$23.9	$13.2	243.9

Contribution margin	33.0%	22.9%	6.2%	27.8%	35.8%	24.0%	6.4%	27.6%

General and administrative				85.2				163.5
Amortization				71.8				45.9
Loss on asset sales and impairments				3.8				0.1

Operating income				$139.8				$34.4

Operating margin				12.9%				3.9%

(1)	Excludes amortization of acquired intangibles including product rights.

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

Net revenues from our Global Generics segment during the three months ended September 30, 2011 increased 38.9% or $224.9 million to $802.5 million compared to net revenues of $577.6 million in the prior year period. The increase in net revenues was due to higher sales of extended release products ($161.2 million) primarily due to the May 2011 launch of methylphenidate ER, the generic version of Concerta®, increased international revenue ($42.6 million) due primarily to the acquisition of Specifar in May and revenue from other new product launches in 2011($12.9 million).

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

Cost of sales for our Global Generics segment increased 50.8% or $147.5 million to $437.7 million for the three months ended September 30, 2011 compared to $290.2 million in the prior year period. The increase in cost of sales is attributable to higher sales of extended release products ($123.1 million) and higher international sales ($21.1 million). Cost of sales as a percentage of net revenue increased to 54.5% from 50.2% in the prior year period primarily due to higher than average costs for methylphenidate ER under our supply agreement for this product.

Research and Development Expenses

Global Generics segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, bio-study and facilities costs associated with product development.

R&D expenses within our Global Generics segment increased 0.1% or $0.5 million to $54.6 million for the three months ended September 30, 2011 compared to $54.1 million in the prior period.

Selling and Marketing Expenses

Global Generics selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Global Generics segment selling and marketing expenses increased 70.9% or $18.8 million to $45.3 million for the three months ended September 30, 2011 compared to $26.5 million in the prior year period primarily due to selling and marketing expenses incurred in international operations, including our recently acquired operations in Greece.

Global Brands Segment

Net Revenues

Our Global Brands segment includes our promoted products such as Rapaflo®, Gelnique®, Crinone®, Trelstar®, GeneressTM Fe, NulecitTM, ella® and INFeD® and a number of non-promoted products.

Other revenues in the Global Brands segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

Net revenues from our Global Brands segment for the three months ended September 30, 2011 increased 10.6% or $10.6 million to $110.3 million compared to net revenues of $99.7 million in the prior year period. The increase is primarily due to higher Rapaflo® product sales.

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

Cost of sales for our Global Brands segment increased 28.3% or $5.6 million to $25.4 million in the three months ended September 30, 2011 compared to $19.8 million in the prior year period. The increase in cost of sales was due to higher product sales. Cost of sales as a percentage of net revenue increased to 23.0% from 19.9% in the prior year period due to product mix.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research, clinical and facilities costs associated with the development of our products.

R&D expenses within our Global Brands segment decreased 13.4% or $2.9 million to $18.8 million in the three months ended September 30, 2011 compared to $21.7 million in the prior year period due to lower contractual milestone payments ($5.0 million) and lower clinical expenses ($0.6 million), partially offset by higher expenditures associated with our biologics product development program ($2.8 million).

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Global Brands segment increased 19.0% or $6.5 million to $40.8 million in the three months ended September 30, 2011 compared to $34.3 million in the prior year period primarily due to higher field force and support costs ($5.0 million).

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

Net revenues from our Distribution segment for the three months ended September 30, 2011 decreased 17.7% or $36.3 million to $168.8 million in the three months ended September 30, 2011 compared to net revenues of $205.1 million in the prior year period. The decrease was primarily due to a decline in new product launches ($27.4 million) and a decline in the base business due to volume decreases partially offset by price increases ($8.9 million).

Cost of Sales

Cost of sales for our Distribution segment includes third party acquisition costs for products manufactured by others, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales for our Distribution segment decreased 19.8% or $34.5 million to $140.1 million in the three months ended September 30, 2011 compared to $174.6 million in the prior year period due to lower product sales.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.

Distribution segment selling and marketing expenses increased 5.8% or $1.0 million to $18.3 million in the three months ended September 30, 2011 compared to $17.3 million in the prior year period primarily due to higher freight costs.

Corporate General and Administrative Expenses

	Three Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
General and administrative expenses	$85.2	$163.5	$(78.3)	-47.9%
as a % of net revenues	7.9%	18.5%

Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses decreased 47.9% or $78.3 million to $85.2 million in the three months ended September 30, 2011 as compared to $163.5 million from the prior year period. The decrease was due to a prior year period legal settlement charge ($89.9 million), offset in part by higher expenses in the current year period for personnel expense and related costs, consulting costs, legal fees, and stock-based compensation ($10.3 million).

Amortization

	Three Months Ended September 30		Change
($ in millions):	2011	2010	Dollars	%
Amortization	$71.8	$45.9	$25.9	56.4%
as a % of net revenues	6.6%	5.2%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization for the three months ended September 30, 2011 increased from the prior year period due to amortization of intangible assets acquired in the Specifar acquisition and higher amortization of intangible assets in the rest of our international business as a result of product launches and higher amortization rates.

Loss on Asset Sales and Impairments

	Three Months Ended September 30		Change
($ in millions):	2011	2010	Dollars	%
Loss on asset sales and impairments, net	$3.8	$0.1	$3.7	NM

Loss on asset sales and impairments for the three months ended September 30, 2011 includes a loss on the sale of an equity method investment and an impairment of an equity method investment ($1.8 million) and a loss on the sale of an equity method investment ($2.4 million), partially offset by net gains on the sale of certain assets ($0.4 million).

Interest Income

	Three Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Interest income	$0.3	$0.3	$—	0.0%

Interest Expense

	Three Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Interest expense—$850 million Senior Notes	$12.3	$12.1	$0.2
Interest expense—Revolving Credit Facility	0.1	—	0.1
Interest expense—2006 Credit Facility	0.6	0.8	(0.2)
Interest expense—Manditorily Redeemable Preferred Stock	4.2	3.9	0.3
Interest expense—Atorvastatin accretion	3.4	3.1	0.3
Interest expense—Columbia accretion	2.0	1.3	0.7
Interest expense—Esomeprazole	1.4	—	1.4
Interest expense—Other	0.4	0.2	0.2

Interest expense	$24.4	$21.4	$3.0	14.0%

Interest expense increased for the three months ended September 30, 2011 over the prior year period primarily due to higher interest accretion charges on mandatorily redeemable preferred stock and contingent consideration obligations related to several business acquisitions.

Other Income (Expense)

	Three Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Earnings (loss) on equity method investments	$(0.6)	$(0.1)	$(0.5)
Other income (loss)	3.5	0.3	3.2

	$2.9	$0.2	$2.7	NM

Earnings (Losses) on Equity Method Investments

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. In addition to recording our equity interest, we also recognized amortization expense associated with our equity method investments of $0.2 million.

Other

Other income (expense) in the three months ended September 30, 2011 includes the reversal of a $2.1 million reserve established in connection with an acquisition that is no longer required.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Provision (benefit) for income taxes	$50.9	$(12.2)	$63.1	NM

Effective tax rate	42.9%	-90.0%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes, the inability to tax benefit losses incurred in certain foreign jurisdictions and the amortization of foreign intangibles being tax benefited at rates that are lower than the U.S. tax rate.

The higher effective tax rate for the three months ended September 30, 2011, as compared to the prior year period, is primarily a result of losses incurred in certain foreign jurisdictions for which no benefit is recognized. The lower effective tax rate for the three months ended September 30, 2010 primarily reflects the impact of non-recurring tax benefits associated with the closure of the Internal Revenue Service (IRS) audit for the 2004-2006 tax years.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$2,158.8	$264.8	$524.8	$2,948.4	$1,661.0	$231.7	$627.3	$2,520.0
Other	36.1	55.3	—	91.4	31.4	62.8	—	94.2

Net revenues	2,194.9	320.1	524.8	3,039.8	1,692.4	294.5	627.3	2,614.2
Operating expenses:
Cost of sales(1)	1,165.8	68.3	438.1	1,672.2	883.6	68.1	535.6	1,487.3
Research and development	167.4	60.8	—	228.2	140.9	56.2	—	197.1
Selling and marketing	113.5	122.1	56.4	292.0	80.9	102.2	53.3	236.4

Contribution	$748.2	$68.9	$30.3	847.4	$587.0	$68.0	$38.4	693.4

Contibution margin	34.1%	21.5%	5.8%	27.9%	34.7%	23.1%	6.1%	26.5%

General and administrative				249.9				313.8
Amortization				203.0				128.0
Loss on asset sales and impairments				25.6				1.2

Operating income				$368.9				$250.4

Operating margin				12.1%				9.6%

(1)	Excludes amortization of acquired intangibles including product rights.

Global Generics Segment

Net Revenues

Net revenues from our Global Generics segment in the nine months ended September 30, 2011 increased 29.7% or $502.5 million to $2,194.9 million compared to net revenues of $1,692.4 million in the prior year period. The increase in net revenues was due to higher sales of extended release products ($426.4 million), primarily attributable to the May 2011 launch of methylphenidate ER, the generic version of Concerta®, and higher international revenues ($49.0 million).

Cost of Sales

Cost of sales for our Global Generics segment increased 31.9% or $282.2 million to $1,165.8 million in the nine months ended September 30, 2011 compared to $883.6 million in the prior year period. The increase in cost of sales is attributable to higher sales of extended release products ($279.2 million). Cost of sales as a percentage of net revenue increased to 53.1% from 52.2% in the prior year period due to higher than average costs for methylphenidate ER offset in part by lower cost of sales across the segment.

Research and Development Expenses

R&D expenses for our Global Generics segment increased 18.8% or $26.5 million to $167.4 million in the nine months ended September 30, 2011 compared to $140.9 million in the prior year period. The increase in R&D expenses was primarily due to higher bio-equivalency studies, development, validation and other costs ($28.0 million), higher international R&D expenditures ($6.0 million) partially offset by lower compensation and benefit costs associated with R&D operations closed since the prior year period ($8.0 million).

Selling and Marketing Expenses

Selling and marketing expenses for our Global Generics segment increased 40.3% or $32.6 million to $113.5 million in the nine months ended September 30, 2011 compared to $80.9 million in the prior year primarily due to higher selling and marketing expenses incurred within international operations ($27.0 million), including our recent acquired operations in Greece ($9.0 million).

Global Brands Segment

Net Revenues

Net revenues from our Global Brands segment increased 8.6% or $25.6 million to $320.1 million in the nine months ended September 30, 2011 compared to net revenues of $294.5 million in the prior year period. The increase is attributed to higher product sales ($33.1 million), primarily due to Rapaflo® and Androderm® product sales and new product launches including, GeneressTM Fe, NulecitTM and Crinone®, offset by lower sales of certain other products. Other revenue declined $7.5 million primarily due to the out licensing of a number of legacy brand products in the prior year period.

Cost of Sales

Cost of sales for our Global Brands segment increased 0.3% or $0.2 million to $68.3 million in the nine months ended September 30, 2011 compared to $68.1 million in the prior year period. The increase in cost of sales was primarily due to higher product sales. Cost of sales as a percentage of net revenue decreased to 21.3% from 23.1% in the prior year period due to product mix.

Research and Development Expenses

Global Brands segment R&D expenses increased 8.1% or $4.6 million to $60.8 million in the nine months ended September 30, 2011 compared to $56.2 million in the prior year period primarily due to higher expenditures associated with our biologic product development program ($8.2 million) and a fair value adjustment related to the acquisition of the progesterone business from Columbia Laboratories, Inc. ($5.4 million). This increase was partially offset by lower milestone payments compared to the prior year period ($9.0 million).

Selling and Marketing Expenses

Global Brands segment selling and marketing expenses increased 19.5% or $19.9 million to $122.1 million in the nine months ended September 30, 2011 as compared to $102.2 million in the prior year period primarily due to higher field force, marketing and support costs ($13.6 million) and higher product promotional costs ($4.3 million).

Distribution Segment

Net Revenues

Net revenues from our Distribution segment decreased 16.3% or $102.5 million to $524.8 million in the nine months ended September 30, 2011 compared to net revenues of $627.3 million in the prior year period. The decrease was primarily due to a decline in new product launches ($65.1 million) and a decline in the base business due to lower product sales and price erosion ($37.5 million).

Cost of Sales

Cost of sales for our Distribution segment decreased 18.2% or $97.5 million to $438.1 million in the nine months ended September 30, 2011 compared to $535.6 million in the prior year period due to lower product sales partially offset by an increase in gross margin percentages.

Selling and Marketing Expenses

Distribution segment selling and marketing expenses increased 5.8% or $3.1 million to $56.4 million in the nine months ended September 30, 2011 as compared to $53.3 million in the prior year period primarily due to costs associated with the closure of a distribution center.

Corporate General and Administrative Expenses

	Nine Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Corporate general and administrative expenses	$249.9	$313.8	$(63.9)	-20.4%
as a % of net revenues	8.2%	12.0%

Corporate general and administrative expenses decreased 20.4% or $63.9 million to $249.9 million in the nine months ended September 30, 2011 as compared to $313.8 million in the prior year period. The decrease was due to a prior year period charge for a legal settlement ($89.9 million), offset by higher expenses in the current year period for personnel expense and related costs, consulting and legal fees and stock-based compensation ($26.0 million).

Amortization

	Nine Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Amortization	$203.0	$128.0	$75.0	58.6%
as a % of net revenues	6.7%	4.9%

Amortization expense for the nine months ended September 30, 2011 increased due to amortization of intangible assets acquired in the Specifar acquisition, higher amortization of intangible assets in our international business as a result of product launches, and higher amortization rates.

Loss on Asset Sales and Impairments

	Nine Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Loss on asset sales and impairments, net	$25.6	$1.2	$24.4	NM

Loss on asset sales and impairments for the nine months ended September 30, 2011 includes impairment charges related to the sale of our Australia R&D facility and two buildings at our Copiague, New York manufacturing facility ($14.4 million), an impairment of in-process research and development assets acquired as part of the Arrow acquisition ($7.5 million), and an impairment of an equity method investment ($1.8 million). Also included in the nine months ended September 30, 2011 is a loss on the sale of an equity method investment ($2.4 million), this was partially offset by net gains on the sale of certain assets ($0.5 million).

Interest Income

	Nine Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Interest income	$1.6	$1.0	$0.6	60.0%

Interest Expense

	0000000	0000000	0000000	0000000
	Nine Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Interest expense—$850 million Senior Notes	$36.9	$36.5	$0.4
Interest expense—Revolving Credit Facility	0.1	—	0.1
Interest expense—2006 Credit Facility	1.1	2.9	(1.8)
Interest expense—Manditorily Redeemable Preferred Stock	12.4	11.3	1.1
Interest expense—Atorvastatin accretion	9.9	9.0	0.9
Interest expense—Columbia accretion	5.9	1.3	4.6
Interest expense—Esomeprazole	1.6	—	1.6
Interest expense—Other	1.2	0.7	0.5

Interest expense	$69.1	$61.7	$7.4	12.0%

Interest expense increased for the nine months ended September 30, 2011 over the prior year period primarily due to higher interest accretion charges on mandatorily redeemable preferred stock and on contingent consideration obligations partially offset by reduced interest costs on lower average outstanding borrowings.

Other Income (Expense)

	Nine Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Earnings (loss) on equity method investments	$(5.7)	$3.2	$(8.9)
Gain on sale of securities	0.8	24.8	(24.0)
Other income (expense)	3.8	0.8	3.0

	$(1.1)	$28.8	$(29.9)	NM

Earnings (Losses) on Equity Method Investments

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. In addition to recording our equity interest, we also recognized amortization expense associated with our equity method investments of $1.0 million. Earnings (losses) on equity method investments for the nine months ended September 30, 2010 primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”), which was sold in March 2010.

Gain on Sale of Securities

In the nine months ended September 30, 2010, the Company recorded a gain on the sale of securities of $24.8 million related to the sale of Scinopharm shares in March 2010 for net proceeds of approximately $94.0 million.

Other

Other income (expense) in the nine months ended September 30, 2011 includes the reversal of a $2.1 million reserve established in connection with an acquisition that is no longer required.

Provision for Income Taxes

	Nine Months Ended September 30,		Change
($ in millions):	2011	2010	Dollars	%
Provision for income taxes	$135.4	$52.4	$83.0	NM
Effective tax rate	45.1%	24.0%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes, the inability to tax benefit losses incurred in certain foreign jurisdictions and the amortization of foreign intangibles being tax benefited at rates that are lower than the US tax rate.

The higher effective tax rate for the nine months ended September 30, 2011, as compared to the prior year period, is primarily a result of losses incurred in certain foreign jurisdictions for which no benefit is recognized. Additionally, in the nine months ended September 30, 2010, we received certain non-recurring tax benefits associated with the closure of the IRS audit for the 2004-2006 tax years, tax benefits associated with the Arrow Acquisition and the disposition and write off of foreign subsidiaries.

Liquidity and Capital Resources

Working Capital Position

Working capital at September 30, 2011 and December 31, 2010 is summarized as follows (in millions):

	September 30,	December 31,	Increase
	2011	2010	(Decrease)
Current Assets:
Cash and cash equivalents	$163.3	$282.8	$(119.5)
Marketable securities	9.2	11.1	(1.9)
Accounts receivable, net of allowances	700.5	560.9	139.6
Inventories, net	679.4	631.0	48.4
Prepaid expenses and other current assets	122.0	134.2	(12.2)
Deferred tax assets	165.9	179.4	(13.5)

Total current assets	1,840.3	1,799.4	40.9

Current liabilities:
Accounts payable and accrued expenses	975.5	741.1	234.4
Short-term debt and current portion of long-term debt	1.3	—	1.3
Income taxes payable	2.8	39.9	(37.1)
Other	37.8	39.7	(1.9)

Total current liabilities	1,017.4	820.7	196.7

Working Capital	$822.9	$978.7	$(155.8)

Current Ratio	1.81	2.19

Working capital decreased $155.8 million to $822.9 million at September 30, 2011 compared to $978.7 million at December 31, 2010. The decrease in working capital was primarily due to a $311.1 million use of cash and $250.0 million borrowed in May 2011 under the 2006 Credit Facility to fund the Specifar Acquisition, offset by working capital of approximately $29.7 million acquired in the Specifar Acquisition and cash generated through operations. For the nine months ended September 30, 2011, accounts payable and accrued expenses increased $234.4 million primarily due to contingent consideration obligations and other liabilities due within one year.

Cash Flows from Operations

Summarized cash flow from operations is as follows (in millions):

	Nine months ended September 30,
($ in millions):	2011	2010
Net cash provided by operating activities	$410.2	$322.6

Cash flows from operations represents net income adjusted for certain non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $410.2 million for the nine months ended September 30, 2011, compared to $322.6 million for the prior year period. Net cash provided by operations was higher in the nine months ended September 30, 2011 primarily due to higher cash earnings (i.e., net income adjusted for certain non-cash items) and higher accounts payable and accrued expenses, partially offset by higher accounts receivable.

Management expects that available cash balances, available capacity under the Revolving Credit Facility and 2011 cash flows from operating activities will provide sufficient resources to fund our 2011 operating liquidity needs and expected capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows (in millions):

	Nine months ended September 30,
($ in millions):	2011	2010
Net cash used in investing activities	$668.9	$20.1

Investing cash flows consist primarily of cash used in acquisitions, capital expenditures and investment and marketable security purchases partially offset by proceeds from the sales of investments and marketable securities. For the nine months ended September 30, 2011, net cash used in investing activities was $668.9 million and included a use of cash of $559.5 million for the acquisition of Specifar, net of cash acquired and $87.9 million of capital expenditures for property and equipment. For the nine months ended September 30, 2010, net cash used in investing activities was $20.1 million which consist of $33.6 million of capital expenditures and $67.4 million for the acquisitions of the remaining interest in Eden and the progesterone business of Columbia. This was offset by the proceeds from the sale of our investment in Scinopharm ($94.7 million).

Financing Cash Flows

Our cash flows from financing activities are summarized as follows (in millions):

	Nine months ended September 30,
($ in millions):	2011	2010
Net cash provided by (used in) financing activities	$139.9	$(247.8)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. For the nine months ended September 30, 2011, net cash provided by financing activities was $139.9 million and included $400.0 million borrowed under the 2006 Credit facility to partially fund the Specifar Acquisition and proceeds from stock issued under our incentive compensation plans of $53.6 million. This was offset by $303.8 million of debt repayments. For the nine months ended September 30, 2010, net cash used in financing activities was $247.8 million due to repayments on our 2006 Credit Facility.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows (in millions):

	September 30, 2011	December 31, 2010	Increase (Decrease)
Short-term debt and current portion of long-term debt	$1.3	$—	$1.3
Long-term debt	1,152.3	1,016.1	136.2

Total debt	$1,153.6	$1,016.1	$137.5

Debt to capital ratio	24.9%	23.5%

On September 16, 2011, the Company entered into the Revolving Credit Facility. The Revolving Credit Facility provides an aggregate principal amount of $500.0 million in senior unsecured revolving loans. The revolving loans may be borrowed, repaid and re-borrowed for a term of five (5) years and, subject to certain minimum amounts may be prepaid in whole or in part without premiums or penalties. Subject to certain limitations, borrowings under the Revolving Credit Facility may be made in alternative currencies, including Euros, British Pounds Sterling and other currencies. The Revolving Credit Facility contains a letters of credit and swingline loans sublimit of $100.0 million and $50.0 million, respectively. The letters of credit and swingline loans sublimit reduces the amount available to be borrowed under the Revolving Credit Facility on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit or swingline loans. Borrowings under the Revolving Credit Facility may be used to finance working capital and other general corporate purposes.

Borrowings under the Revolving Credit Facility bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurocurrency rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) prime rate as publicly announced by the Administrative Agent, or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is initially set at 0.25% for base rate loans and 1.25% for Eurocurrency rate loans. Additionally, to maintain availability of funds, the Company pays a commitment fee, which according to the pricing grid is initially set at 0.15% on the unused portion of the Revolving Credit Facility. The Company is subject to, and, at September 30, 2011, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. The agreement currently contains the following financial covenant:

•

Maintenance of a maximum ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Revolving Credit Agreement (i.e., leverage ratio) of not greater than 3.50 to 1.0. At September 30, 2011, our leverage ratio was 1.01 to 1.0.

To the extent litigation or unusual charges paid in cash exceed 7.5% of the Company’s net worth for the prior twelve month period for the most recent ended fiscal quarter, the Company would be subject to maintenance of a springing minimum net worth covenant not less than the sum of (x) 75% of the Company’s consolidated net worth as of June 30, 2011 plus (y) 50% of the Company’s consolidated net income (but not loss) for each fiscal quarter ending after June 30, 2011.

The Revolving Credit Facility also imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. The outstanding balance under the Revolving Credit Facility was $125.0 million at September 30, 2011. As of September 30, 2011, the net availability under the Revolving Credit Facility, reflecting $5.2 million of outstanding letters of credit, was $369.8 million.

Long-term Obligations

As of September 30, 2011, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In May 2011, the FASB issued new guidance that result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The new guidance changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Among the changes, the new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities). Additionally, the new guidance extends the prohibition of applying a blockage factor (that is, premium or discount related to size of the entity’s holdings) to all fair value measurements. A fair value measurement that is not a Level 1 measurement may include premiums or discounts other than blockage factors. The new guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued a revised standard changing the goodwill impairment guidance. The standard provides entities with the option to first assess qualitative factors to determine whether performing the current two-step test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing will be required. Entities can choose to perform the qualitative assessment on none, some, or all of its reporting units. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard provided that the entity has not yet issued its financial statements for the period that includes its annual test date. The Company completed its most recent annual goodwill impairment test during the second quarter 2011 by applying the two-step test and determined that there was no impairment associated with goodwill.

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

Investment Risk

As of September 30, 2011, our total holdings in equity securities of other companies, including equity method investments were $47.7 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our Revolving Credit Facility and our other notes payable approximated their carrying values on September 30, 2011. As of September 30, 2011, the fair value of our Senior Notes was $117.0 million greater than the carrying value. While changes in market interest rates may affect the fair value of our fixed-rate debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial condition, results of operations or cash flows will not be material.

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three and nine months ended September 30, 2011 or 2010, respectively.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report. Based on the foregoing, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.

There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes from these risk factors during the nine months ended September 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(b) Use of Proceeds

N/A.

(c) Issuer Purchases of Equity Securities

During the quarter ended September 30, 2011, the Company repurchased approximately 36,620 shares surrendered to the Company to satisfy tax withholding and stock option exercise proceed obligations in connection with stock-based awards issued to employees for total consideration of approximately $2.5 million as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicaly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1—31, 2011	7,964	$68.40
August 1—31, 2011	17,610	$66.22
September 1—30, 2011	11,046	$68.48

ITEM 6.	EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 50.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)

By:	/S/ R. Todd Joyce
R. Todd Joyce
Executive Vice President – Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2011

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2011

Exhibit No.	Description

4.5	Credit Agreement, dated September 16, 2011, by and among Watson Pharmaceuticals, Inc., Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndicate of Lenders, is incorporated by reference to Exhibit 99.1 to the Company’s September 19, 2011 Form 8-K.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(d) of the Securities Exchange Act of 1934.