Form 10-K
period 2011-12-31
WATSON PHARMACEUTICALS INC
filed 2012-02-16
CIK 884629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-13305

WATSON PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3872914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2011:

$8,721,767,000 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant’s Common Stock outstanding on January 31, 2012: 127,165,346

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2012 Annual Meeting of Stockholders, to be held on May 11, 2012. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2011.

WATSON PHARMACEUTICALS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.	BUSINESS

Business Overview

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) is a leading integrated global pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. We operate in key international markets including Western Europe, Canada, Australasia, Asia, South America and South Africa with our primary commercial market being the United States of America (“U.S.”). As of December 31, 2011, we marketed approximately 160 generic pharmaceutical product families and approximately 30 brand pharmaceutical product families in the U.S. and a significant number of product families internationally through our Global Generics and Global Brands Divisions, respectively, and distributed approximately 9,960 stock-keeping units (“SKUs”) through our Distribution Division.

Our principal executive offices are located at Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054. Our Internet website address is www.watson.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room or electronically through the SEC website (www.sec.gov). Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information. See “ITEM 1A. RISK FACTORS-CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” in this Annual Report on Form 10-K (“Annual Report”).

In 2011 and early 2012, Watson Pharmaceuticals completed acquisitions and engaged in collaborations intended to expand its global generics and biosimilars development and commercial capabilities.

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, we completed the acquisition of Ascent Pharmahealth Ltd., the Australia and Southeast Asia generic pharmaceutical business of Strides Arcolab Ltd, for AU$375.0 million in cash, or approximately $393.0 million. The transaction was funded using cash-on-hand and borrowings from the Company’s revolving credit facility. As a result of the acquisition, Watson enhances its commercial presence in Australia and we gain a selling and marketing capability in Southeast Asia through Ascent’s line of branded-generic and over-the-counter products.

Biosimilars Collaboration with Amgen

On December 19, 2011, Watson Laboratories, Inc. entered into a collaboration agreement with Amgen, Inc. to develop and commercialize, on a worldwide basis, several oncology antibody biosimilar medicines. Under the terms of the agreement, Amgen will assume primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. Watson will contribute up to $400.0 million in co-development costs over the course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Watson label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

Acquisition of Specifar Pharmaceuticals

On May 25, 2011, we completed the acquisition of Specifar Pharmaceuticals, a privately-held multinational generic pharmaceutical company for €400.0 million, or approximately $561.7 million in cash, subject to a net of working capital adjustment of €1.5 million, or approximately $2.2 million. As a result of the acquisition, we enhanced our commercial presence in key European markets through Specifar’s portfolio of approved products. The transaction also gave Watson a strong branded-generic commercial presence in the Greek pharmaceutical market.

Under the terms of the acquisition agreement, Specifar’s former owners could receive additional consideration based upon future profits of esomeprazole tablets during its first five years of sales, up to a maximum of €40.0 million. Watson funded the transaction using cash on hand and borrowings from its revolving credit facility.

Business Description

Prescription pharmaceutical products in the U.S. generally are marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products, or in cases of protein-based biologic therapies, biosimilar, and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Distribution Segment, we distribute pharmaceutical products, primarily generics, which have been commercialized by us and others, to pharmacies and physicians’ offices. As a result of the differences between the types of products we market and/or distribute and the methods we distribute these products, we operate and manage our business as three distinct operating segments: Global Generics, Global Brands and Distribution. Outside the U.S., our operations are primarily in Western Europe, Canada and Australia. In many of these markets, there is limited generic substitution by pharmacists and as a result, products are often promoted to pharmacies. Therefore, physician and pharmacist loyalty to a specific company’s generic product can be a significant factor in obtaining market share.

Business Strategy

We apply three key strategies to achieve growth for our Global Generics and Global Brands pharmaceutical businesses: (i) internal development of differentiated and high-demand products, including, in certain circumstances, challenging patents associated with these products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our current business. We believe our three-pronged strategy will allow us to expand both our brand and generic product offerings globally. Our Distribution business distributes products for over 360 suppliers and is focused on providing next-day delivery and responsive service to its customers. Our Distribution business also distributes a number of Watson generic and brand products. Growth in our Distribution business will be largely dependent upon FDA approval of new generic products in the U.S. and expansion of our base of suppliers.

We have commercial operations in a number of established international markets with the opportunity for rapid growth in many emerging markets around the world. We believe a global presence will allow us to expand our revenue base and manage risk through diversification. We expect to capitalize on opportunities for growth within these new markets. Additionally, we will continue to look for opportunities to enhance these capabilities through further strategic collaborations or acquisitions, including our recent partnership with Amgen to develop and commercialize biosimilar oncology products.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at anytime. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business” in this Annual Report.

Global Generics Segment

Watson is a leader in the development, manufacturing and sale of generic pharmaceutical products. In certain cases where patents or other regulatory exclusivity no longer protect a brand product, or other opportunities might exist, Watson seeks to introduce generic counterparts to the brand product. These generic products are bioequivalent to their brand name counterparts and are generally sold at significantly lower prices than the brand product. As such, generic pharmaceuticals provide an effective and cost-efficient alternative to brand products. Our portfolio of generic products includes products we have developed internally, licensed from and distribute for third parties. Net revenues in our Global Generics segment accounted for $3.4 billion or approximately 73.4% of our total net revenues in 2011. As of December 31, 2011, our global generics business in the U.S. remains the dominant source of revenue for the Company with approximately 84% of total generic net revenue coming from our U.S. businesses.

Global Generics Strategy

Our Global Generics business is focused on maintaining a leading position within the U.S. generics market and strengthening our global position by offering a consistent and reliable supply of quality products. We are leveraging our broad product line by expanding commercial operations outside of the U.S.

Our strategy in the U.S. is to develop generic pharmaceuticals that are difficult to formulate or manufacture or will complement or broaden our existing product lines. Internationally, we seek to grow our market share in key markets while expanding our presence in new markets. We plan to accomplish this through new product launches, filing existing products overseas and in-licensing products through acquisitions and strategic alliances. Since the sales and unit volumes of our brand products will likely decrease upon the introduction of generic alternatives, we also intend to market generic alternatives to our brand products where market conditions and the competitive environment justify such activities. Additionally, we distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business.

We have maintained an ongoing effort to enhance efficiencies and reduce costs in our manufacturing operations. Execution of these initiatives will allow us to maintain competitive pricing of our products.

Global Generics Business Development

In conjunction with our strategy to grow and expand internationally and diversify our business, on October 4, 2010, we announced a partnership with Moksha8 Pharmaceuticals Inc. (“Moksha8”) for Moksha8 to market a select number of our products in Latin America, specifically in the two largest Latin American markets of Brazil and Mexico. Watson agreed to make an initial $30.0 million investment in exchange for a significant minority ownership position in Moksha8. In conjunction with our investment in Moksha8, we have also designated a representative to serve as a member of the Moksha8 board of directors. Watson will manufacture and supply select products to Moksha8, which will have exclusive rights to market, sell and distribute these products in Brazil and Mexico. Moksha8 and Watson have initially identified approximately one dozen product candidates, with the opportunity to expand the commercialization and marketing agreement to include additional products in the future. Initial product launches began in the first half of 2011.

Watson has entered into exclusive agreements with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”) and Pfizer, Inc. (“Pfizer”), to market the authorized Generic version of Concerta® (methylphenidate hydrochloride) and Lipitor® (atorvastatin), respectively. Under the terms of the agreements, OMJPI and Pfizer supply Watson with product. Watson launched its Authorized Generic of Concerta® and Lipitor® on May 1, 2011 and November 30, 2011, respectively.

Global Generics Product Portfolio

Our U.S. portfolio of approximately 160 generic pharmaceutical product families includes the following key products which represented approximately 67% of total Global Generics segment product revenues in 2011:

Watson Generic Product	Comparable Brand Name	Therapeutic Classification
Atorvastatin	Lipitor®	Adjunct to reduce elevated levels of cholesterol
Azurette®	Mircette®	Oral contraceptive
Bupropion hydrochloride SR	Zyban®	Aid to smoking cessation
Bupropion hydrochloride SR	Wellbutrin SR®	Anti-depressant
Bupropion hydrochloride ER	Wellbutrin XL®	Anti-depressant
Desmopressin acetate	DDAVP®	Antidiuretic
Diclofenac sodium DR	Voltaren®	Osteoarthritis and rheumatoid arthritis
Diltizem hydrochloride ER	Cardizem® LA	Calcium channel blocker
Dronabinol	Marinol®	Antiemetic
Fentanyl transdermal system	Duragesic®	Analgesic/narcotic combination
Glipizide ER	Glucotrol XL®	Anti-diabetic
Hydrocodone bitartrate/	Lorcet®, Vicodin®,	Analgesic
acetaminophen	Lortab®, Norco®/Anexsia®
Levora®	Nordette®	Oral contraceptive
Low-Ogestrel®	Lo-Ovral™	Oral contraceptive
Lutera®	Alesse®	Oral contraceptive
Methylphenidate ER	Concerta®	Hypertension, attention-deficit/ hyperactivity disorder
Metoprolol succinate	Toprol XL®	Anti-hypertensive
Microgestin®/Microgestin® Fe	Loestrin®/Loestrin® Fe	Oral contraceptive
Necon®	Ortho-Novum®, Modicon®	Oral contraceptive
Next Choice®	Plan B®	Emergency oral contraceptive
Nicotine polacrilex gum	Nicorette®	Aid to smoking cessation
Oxycodone hydrochloride/ acetaminophen	Percocet®	Analgesic
Potassium chloride XR	Micro-K®	Hypokalemia
Potassium chloride ER	K-Dur®	Hypokalemia
Quasense®	Seasonale®	Oral contraceptive
Reclipsen®	Ortho-Cept®	Oral contraceptive
Taztia XT™	Tiazac®	Anti-hypertensive
TriNessa®	Ortho Tri-Cyclen®	Oral contraceptive
Trivora®	Triphasil®	Oral contraceptive
Zarah®	Yasmin®	Oral contraceptive
Zovia®	Demulen®	Oral contraceptive

In the U.S., we predominantly market our generic products to various drug wholesalers, mail order, government and national retail drug and food store chains utilizing 22 sales and marketing professionals. We sell our generic prescription products primarily under the “Watson Laboratories” and “Watson Pharma” labels, and our over-the-counter generic products under our Rugby ® label or under private label.

During 2011, we expanded our generic product line with the launch of 16 generic products. Key U.S. generic launches in 2011 included atorvastatin, methylphenidate extended-release, morphine sulfate extended-release, AmethiaTM (a generic version of Seasonique®), Amethia Lo (a generic version of Lo Seasonique®), famciclovir, AmethystTM (a generic version of Lybrel®).

Watson currently has a leading U.S. market position in generic oral contraceptives with more than 30 product formulations and a 35% market share. Our top five oral contraceptives, NextChoiceTM, Microgestin®, TriNessa ®, Necon ® and Zarah ®, account for almost 50% of the total Watson oral contraceptives portfolio.

Operations in Key International Markets

Approximately 16 percent of our Global Generics revenue is derived outside the U.S. Our operations are primarily in Western Europe, Canada and Greece. In many of these markets, there is limited generic substitution by pharmacists and as a result, products are often promoted to pharmacies. Therefore, physician and pharmacist loyalty to a specific company’s generic product can be a significant factor in obtaining market share.

In 2011, governments in Europe further tightened health care budget expenditures following implementation of healthcare reforms in 2010. As a result of difficult economic conditions in many of these regions, these budget reductions had a significant impact on our industry when compared with previous years, as many governments mandated lower generic pricing as a method of cost savings for their annual health care expenditures. We expect pricing pressures to continue in many of our key international markets.

Canada

Canada’s generics market, with an estimated value of approximately $5.0 billion, is one of the largest generic markets in the world. Generic pharmaceuticals are substituted at the pharmacy. The provincial governments have direct control over pricing and reimbursement in Canada.

Watson’s Global Generics division operates in Canada as Cobalt Pharmaceuticals. We actively market 62 products in Canada and have 40 sales representatives promoting our products to pharmacies.

United Kingdom

The U.K. generics market has an estimated value of approximately $3.8 billion and is one of the world’s largest in terms of both size and generic penetration. The U.K. government has direct control over pricing and reimbursement.

We do business in the U.K. as Arrow Generics and currently market 80 different products. We also have alliances to assist in the distribution of these products.

France

France has an estimated generics market value of approximately $3.7 billion. The French government regulates and promotes generics and incentivizes pharmacists to dispense them. There are approximately 23,000 pharmacies in France. It is a strong branded generic market where substitution at the pharmacy level is limited.

We do business in France as Arrow Generiques and market 160 different molecules. We have more than 65 sales representatives calling on the individual pharmacies and hospitals. The generic market is expected to grow with physicians incentivized to prescribe generics. There are also a number of brand products losing exclusivity in 2012, which should create opportunities for growth in this market.

Greece

Greece has an estimated generics market value of approximately $1.3 billion. The Greek government regulates and promotes generics and incentivizes pharmacists to dispense them. There are approximately 10,000 pharmacies in Greece. It is a strong branded generic market where substitution at the pharmacy level is limited.

We now do business in Greece as Specifar and Alet Pharmaceuticals and market 37 different molecules. We have more than 220 sales representatives calling on the individual pharmacies. The generic market is expected to grow with pharmacies and physicians incentivized to prescribe generics. There are also a number of brand products losing exclusivity in 2012, which should create opportunities for growth in this market.

Australia

Australia has an estimated generics market value of approximately $1.8 billion and is one of the largest and fastest growing regulated pharmaceutical markets, with generics growing 8% annually. The Australian government regulates and promotes generics and has direct control over pricing and reimbursement. We anticipate this market will continue to grow based on patent expirations for a number of large brand pharmaceuticals and increased utilization of generics.

With the January 2012 acquisition of Ascent Pharmahealth Ltd., we become the fifth largest Australian generic pharmaceutical company based on revenue. Ascent markets branded-generics and over-the-counter products and is supported by a sales force of approximately 45 representatives. We also supply product to third parties through our Spirit subsidiary and our Willow Pharmaceuticals subsidiary develops, sources and markets products with an emphasis on injectables.

Global Generics Research and Development

We devote significant resources to the research and development (“R&D”) of generic products and proprietary drug delivery technologies. The Global Generics segment incurred R&D expenses of approximately $227.7 million in 2011, $194.6 million in 2010 and $140.4 million in 2009. We are presently developing a number of generic products through a combination of internal and collaborative programs.

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

As of December 31, 2011, we conducted R&D in Davie and Weston, Florida; Salt Lake City, Utah; Ambernath and Mumbai, India; Mississauga, Canada; and Athens, Greece. In December 2011, we discontinued our R&D activities in Corona, California.

In 2011, our product development efforts resulted in the submission of over 30 Abbreviated New Drug Applications (“ANDAs”) in the U.S. and more than 175 applications globally. As of December 31, 2011, we had more than 130 ANDAs on file in the U.S. and over 500 dossiers on file internationally. See the “Government Regulation and Regulatory Matters” section below for a description of our process for obtaining U.S. Food and Drug Administration (“FDA”) approval for our products. See also “ITEM 1A. RISK FACTORS — Risks Related to our Business — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report.

Global Brands Segment

Newly developed pharmaceutical products normally are patented and, as a result, are generally offered by a single provider when first introduced to the market. We currently market a number of branded products to physicians, hospitals, and other markets that we serve. We classify these patented and off-patent trademarked products as our brand pharmaceutical products. During 2011, we launched Generess® Fe, an oral contraceptive licensed from Warner Chilcott Ltd. and two new strengths of Androderm®. Net revenues in our Global Brands segment were $441.0 million or approximately 10% of our total net revenues in 2011. Typically, our brand products realize higher profit margins than our generic products.

Our portfolio of over 30 brand pharmaceutical product families includes the following products, which represented approximately 74% of total Global Brands segment product revenues in 2011:

Watson Brand Product	Active Ingredient	Therapeutic Classification
Androderm®	Testosterone (transdermal patch)	Male testosterone replacement
Crinone®	Progesterone gel	Progesterone supplementation
Gelnique®	Oxybutnin Chloride (gel 10%)	Overactive bladder
INFeD®	Iron dextran	Hematinic
Oxytrol®	Oxybutnin (transdermal patch)	Overactive bladder
Rapaflo®	Silodosin	Benign prostatic hyperplasia
Trelstar®	Triptorelin pamoate injection	Prostate cancer

We market our brand products through approximately 400 sales professionals. Our sales and marketing efforts focus on physicians, specifically urologists, obstetricians and gynecologists, who specialize in the diagnosis and treatment of particular medical conditions. Each group offers products to satisfy the unique needs of these physicians. Approximately 54 of these sales professionals are strategic account specialists who focus on institutions and clinics. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. We generally sell our brand products under the “Watson Pharma” label. We believe that the current structure of sales professionals is very adaptable to the additional products we plan to add to our brand portfolio, particularly in the therapeutic category of women’s health.

We actively promote Rapaflo®, Gelnique®, Trelstar®, Androderm®, Generess® Fe, Crinone®, ella™, sodium ferric gluconate and INFeD®. Our Global Brands segment also receives other revenues consisting of co-promotion revenue and royalties. We promote AndroGel® on behalf of Abbott Laboratories (“Abbott”) and Femring® on behalf of Warner Chilcott Ltd. We expect to continue this strategy of supplementing our existing brand revenues with co-promoted products within our targeted therapeutic areas. Other revenue totaled $76.1 million for 2011 or approximately 17.3% of our total Global Brands segment net revenue.

Operations in Key International Markets

In conjunction with our strategy to grow and expand our Global Brands business in the Americas, in 2011 we established a commercial presence in Canada. Beginning in 2012, we began marketing and selling a select number of our brand products in Canada. Additionally, we use our partnership with Moksha8 to market a select number of brand products in Latin America.

Global Brands Research and Development

We devote significant resources to the R&D of brand products, biosimilars and proprietary drug delivery technologies. A number of our brand products are protected by patents and have enjoyed market exclusivity. We incurred Global Brands segment R&D expenses of approximately $67.7 million in 2011, $101.5 million in 2010 and $56.9 million in 2009.

Our Global Brands R&D strategy focuses on the following product development areas:

•	the application of proprietary drug-delivery technology for new product development in specialty areas; and

•	the acquisition of mid-to-late development-stage brand drugs and biosimilars.

We are presently developing a number of brand products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs.

Products in the brand pipeline include progesterone vaginal gel 8% (“progesterone gel”) for reducing the risk of pre-term birth in women with a short uterine cervical length, Esmya™ for reduction of bleeding associated with uterine fibroids, as well as two novel long-acting contraceptives in late stage development, a progestin-only patch and a vaginal ring. We also have a number of products in development as part of our life-cycle management strategy on our existing product portfolio.

Biopharmaceuticals or Biosimilars

Biopharmaceuticals will represent a significant opportunity in the future, and we have taken strategic steps to enhance our ability to offer products in this area. We believe biosimilars will require selling and marketing resources for promotion. Therefore, our biosimilars development efforts are managed by our Global Brands segment.

In January 2010, we acquired the remaining 64% of Eden for approximately $15.0 million, making Eden a wholly-owned subsidiary. Eden is a biopharmaceutical development and contract manufacturing company located in Liverpool, UK. Eden provides the Company with proven biopharmaceutical development and manufacturing capabilities.

In July 2010, we announced an exclusive, worldwide licensing agreement with Itero Biopharmaceuticals, Inc. (“Itero”), a venture-backed specialty biopharmaceutical company, to develop and commercialize Itero’s recombinant follicle stimulating hormone (“rFSH”) product. In 2012, the product will be entering clinical development as a biosimilar molecule for the treatment of female infertility. Under the terms of the agreement, Watson paid Itero an undisclosed licensing fee and will make additional payments based on the achievement of certain development and regulatory performance milestones. Upon successful commercialization, Watson will also pay Itero a percentage of net sales or net profits in various regions of the world. Watson assumed responsibility for all future development, manufacturing, and commercial expenses related to Itero’s rFSH product.

In December 2011, we entered into a collaboration with Amgen to develop and commercialize, on a worldwide basis, several oncology antibody biosimilar medicines. Under the terms of the agreement, Amgen will assume primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. Watson will contribute up to $400.0 million in co-development costs, including the provision of development support, and will share product development risks. In addition, Watson will contribute its significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. Watson will receive a portion of product revenues.

The licensing of rFSH and the Amgen biosimilars collaboration are examples of how we are continuing to expand our presence in the biosimilars space, with products that will complement our existing business.

Global Brands Business Development

We have entered into a number of agreements as part of our efforts to expand our brand product portfolio, specifically in Women’s Health.

In July 2011, we announced an exclusive licensing agreement with Antares Pharma, Inc. to commercialize Antares’ topical oxybutynin gel product in the U.S. and Canada. Antares’ topical oxybutynin gel product was approved by FDA in December 2011 for the treatment of overactive bladder and will launch in 2012. Under terms of the agreement, Watson will make milestone payments based on the achievement of certain sales levels, and will be responsible for certain manufacturing start-up activities. Upon launch of the product, Antares will receive escalating royalties based on product sales in the U.S. and Canada.

In December 2010, we announced an exclusive licensing agreement with PregLem, S.A., (“PregLem”) now a wholly-owned subsidiary of Gedeon Richter Plc, to develop and market Esmya™ (ulipristal acetate), a product for the treatment of uterine fibroids, in the U.S. and Canada. The product Marketing Authorization Application (“MAA”) was recently approved in Europe and Watson expects to initiate U.S. Phase III clinical studies in early 2012. Under terms of the agreement, Watson paid PregLem a $17.0 million license fee and will pay royalties based on sales in the U.S. and Canada. Watson will make additional payments based on the achievement of certain regulatory milestones. The companies will also collaborate on additional Esmya™ formulations, jointly sharing the development costs.

In March 2010, we announced the acquisition of the exclusive U.S. rights to Columbia’s bioadhesive progesterone gel business. Products included in the acquisition were Crinone® for the treatment of infertility and progesterone gel under development for reducing the risk of pre-term birth in women with a short uterine cervical length. Under the terms of the agreement, we paid Columbia $62.0 million in cash and agreed to make certain contingent payments in return for exclusive progesterone gel product rights in the U.S. and 11.2 million newly issued shares of Columbia common stock. We also obtained the right to designate a member of Columbia’s board of directors. Contingent payments will be made upon the successful completion of clinical development milestones, receipt of regulatory approvals and product launches which, as of the acquisition date, totaled up to $45.5 million. In addition, we will pay a royalty on our sales of the progesterone gel product line and any subsequent products. Pursuant to a supply agreement, Columbia will be responsible for manufacturing the progesterone gel products. Following the initial announcement in March 2010, we entered into an agreement with Columbia to support Columbia’s ongoing investment in the clinical development of the pre-term birth indication for progesterone gel, as well as other Columbia capital requirements.

In 2011, Watson and Columbia jointly announced results from the PREGNANT Study, a large, global Phase III clinical trial evaluating progesterone gel to reduce the risk of preterm birth in women with a short cervical length as measured by transvaginal ultrasound at mid-pregnancy. Columbia has a new drug application (“NDA”) pending. We are collaborating with Columbia in the global development of a second-generation vaginal progesterone product. On January 20, 2012, the Advisory Committee for Reproductive Health Drugs of the FDA voted to not recommend approval of the progesterone gel NDA and stated that more information was needed to support approval. While the FDA will consider recommendations of the Committee, FDA will make the final decision regarding the approval of the product. The FDA is expected to take action on the NDA by February 26, 2012. While we will continue to seek FDA approval of the product, we have reduced the value of our investment in progesterone gel business and expected future contingent consideration to estimated fair value as of December 31, 2011.

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

Additionally, we intend to market various products within our Global Brands segment globally. During 2011, we established a commercial Brand presence in Canada, and in early 2012 initiated the launch of Rapaflo®, Gelnique® and Oxytrol® in Canada. As part of this strategy, we continue to evaluate and select additional markets for expansion in 2012, including Europe and Latin America.

Distribution Segment

Our Distribution business, which consists of our Anda, Anda Pharmaceuticals and Valmed (also known as “VIP”) subsidiaries (collectively “Anda”), primarily distributes generic and selected brand pharmaceutical products, vaccines, injectables and over-the-counter medicines to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains and physicians’ offices. Additionally, we sell to members of buying groups, which are independent pharmacies that join together to enhance their buying power. We believe that we are able to effectively compete in the distribution market, and therefore optimize our market share, based on three critical elements: (i) competitive pricing, (ii) high levels of inventory for approximately 9,960 SKUs for responsive customer service that includes, among other things, next day delivery to the entire U.S., and (iii) well established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. While we purchase most of the approximate 9,960 SKUs in our Distribution operations from third party manufacturers, we also distribute our own products and our collaborative partners’ products. We are the only U.S. pharmaceutical company that has meaningful distribution operations with direct access to independent pharmacies and we believe that our Distribution operation is a strategic asset in the national distribution of generic and brand pharmaceuticals.

Revenue growth in our distribution operations will primarily be dependent on the launch of new products, offset by the overall level of net price and unit declines on existing distributed products and will be subject to changes in market share.

We presently distribute products from our facilities in Weston, Florida and Groveport, Ohio, and distribute a small volume of product from Puerto Rico. For the year ended December 31, 2011, approximately 67% of our Distribution sales were shipped from our Groveport, Ohio facility and 31% from our Weston, Florida facility, though this percentage can vary. We are currently constructing a 234,000 square foot distribution facility in Olive Branch, MS. We will be relocating our Groveport, Ohio distribution operations to the Olive Branch facility in the second quarter of 2012.

Strategic Alliances and Collaborations

In 2004, we entered into an exclusive licensing agreement with Kissei Pharmaceutical Co., Ltd. (“Kissei”) to develop and market Rapaflo® for the North American market and in 2011, the agreement was expanded to include Latin America. The compound was originally developed and launched by Kissei in Japan as Urief® and is marketed in Japan in cooperation with Daiichi Sankyo Pharmaceutical Co., Ltd. for the treatment of the signs and symptoms of benign prostatic hyperplasia.

In 2006, we entered into an agreement with Solvay Pharmaceuticals, Inc. (“Solvay”) to utilize Watson’s Brands sales force to co-promote AndroGel® to urologists in the U.S. In February of 2010, Solvay was acquired by Abbott.

We have an exclusive agreement with Pfizer, Inc. to market the Authorized Generic version of Lipitor® (atorvastatin calcium). Under the terms of the agreement, Pfizer, Inc. supplies Watson with the product for distribution.

Financial Information About Segments

Watson evaluates the performance of its Global Generics, Global Brands and Distribution business segments based on net revenues and net contribution. Summarized net revenues and contribution information for each of the last three fiscal years in the U.S. and internationally, where applicable, is presented in “NOTE 13 — Segments” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Customers

In our Global Generics and Global Brands operations, we sell our generic and brand pharmaceutical products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. In our Distribution business, we distribute generic and certain select brand pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains, physicians’ offices and buying groups.

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The following table illustrates any customer, on a global basis, which accounted for 10% or more of our annual net revenues and the respective percentage of our net revenues for which they account for each of the last three years:

Customer	2011	2010	2009
Walgreen Co.	16%	14%	13%
McKesson Corporation	14%	11%	11%

McKesson and certain of our other customers comprise a significant part of the distribution network for pharmaceutical products in North America. As a result, a small number of large, wholesale distributors and large chain drug stores control a significant share of the market. This concentration may adversely impact pricing and create other competitive pressures on drug manufacturers. Our Distribution business competes directly with our large wholesaler customers with respect to the distribution of generic products.

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

Manufacturing, Suppliers and Materials

During 2011, we manufactured many of our own finished products at our plants in Athens, Greece; Corona, California; Davie, Florida; Goa, India; Birzebbugia, Malta; Mississauga, Canada; Rio de Janeiro, Brazil; Copiague, New York and Salt Lake City, Utah. As part of an ongoing effort to optimize our manufacturing operations, we have implemented several cost reduction initiatives, which included the transfer of several solid dosage products from our Mississauga, Canada facility to our Goa, India and Birzebbugia, Malta facilities, and the ongoing implementation of our Operational Excellence Initiative at certain of our manufacturing facilities.

We have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our internal product development efforts in our Coleraine, Northern Ireland and Ambernath, India facilities. Our Ambernath, India facility manufactures API for third parties.

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

We contract with third parties for the manufacture of certain of our products, some of which are currently available only from sole or limited suppliers. These third-party manufactured products include products that have historically accounted for a significant portion of our revenues, such as methylphenidate extended-release, atorvastatin and a number of our oral contraceptive products. Third-party manufactured product sales by our Global Generics and Global Brands segments, accounted for approximately 49%, 33% and 38% of our product net revenues in 2011, 2010 and 2009, respectively.

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

In addition, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded” in this Annual Report.

We continue to make substantial progress on our Global Supply Chain Initiative and the transfer of product manufacturing from our Canadian facility to our Malta and Goa sites. At the end of 2011, approximately 20% of our internally sourced manufactured product was produced from our Goa, India facility.

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our Global Brands business. Our success with our brand products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented. Patents covering our Androderm® and INFed® products have expired and we have no further patent protection on these products. Therefore, it is possible that a competitor may launch a generic version of Androderm® and/or INFed® at any time, which would result in a significant decline in that product’s revenue and profit. Both of these products were significant contributors to our Global Brands business in 2011.

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

Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products” and Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Government Regulation and Regulatory Matters

United States

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

FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. Consequently, there is always the risk the FDA or another applicable agency will not approve our new products, or the rate, timing and cost of obtaining such approvals will adversely affect our product introduction plans or results of operations. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to successfully develop or commercialize new products, our operating results will suffer.” and “— Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” in this Annual Report.

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

U.S. Government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmacy Assistance Programs established according to statute, government regulations and policy. Federal law requires that all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid, must pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. With enactment of the Affordable Care Act (ACA) as it is now known, the required per-unit rebate for products marketed under ANDAs increased from 11% of the average manufacturer price to 13%. Additionally, for products marketed under NDAs, the manufacturers rebate increased from 15.1% to 23.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period. In some states, supplemental rebates are required as a condition of including the manufacturer’s drug on the state’s Preferred Drug List.

ACA also made substantial changes to reimbursement when seniors reach the Medicare Part D coverage gap “donut hole.” By 2020, Medicare beneficiaries will pay 25% of drug costs when they reach the coverage threshold — the same percentage they were responsible for before they reached that threshold.

The cost of closing the donut hole is being borne by generic and brand drug companies. Beginning in 2011, brand drug manufacturers were required to provide a 50% discount on their drugs. Additionally, beginning in 2013, the government will provide subsidies for brand-name drugs bought by seniors who enter the coverage gap. The government’s share will start at 2.5%, but will increase to 25% by 2020. At that point, the combined industry discounts and government subsidies will add up to 75% of brand-name drug costs. Generic drugs, which cost less than their brand-name counterparts, are treated differently from brand drugs. Government subsidies currently cover 7% of generic drug costs. The government will subsidize additional portions each year until 2020, when federal government subsidies will cover 75% of generic drug costs. By 2020, the donut hole will be completely closed through these manufacturers’ subsidies.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) requires that manufacturers report data to the Centers for Medicare and Medicaid Services (“CMS”) on pricing of drugs and biosimilars reimbursed under Medicare Part B. These are generally drugs, such as injectable products, that are administered “incident to” a physician service, and in general are not self-administered. Effective January 1, 2005, average selling price (“ASP”) became the basis for reimbursement to physicians and suppliers for drugs and biosimilars covered under Medicare Part B, replacing the average wholesale price (“AWP”) provided and published by pricing services. In general, we must comply with all reporting requirements for any drug or biosimilar that is separately reimbursable under Medicare. Watson’s sodium ferric gluconate, INFeD® and Trelstar® products are reimbursed under Medicare Part B and, as a result, we provide ASP data on these products to CMS on a quarterly basis.

Under MMA, some Medicare Part D beneficiaries are eligible to obtain subsidized prescription drug coverage from private sector providers. Usage of pharmaceuticals has increased as a result of the expanded access to medicines afforded by the Medicare prescription drug benefit. However, such sales increases have been offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers who negotiate on behalf of Medicare beneficiaries. It is anticipated that further pricing pressures will continue into 2012 and beyond.

The Deficit Reduction Act of 2005 (“DRA”) mandated a number of changes in the Medicaid program, including the use of Average Manufacturers Price (“AMP”) as the basis for reimbursement to pharmaceutical companies that dispense generic drugs under the Medicaid program. Three health care reform bills passed in 2010 significantly changed the definition of AMP, effective October 1, 2010. These legislative changes were part of ACA, the Health Care and Education Reconciliation Act, and the FAA Air Transportation Modernization & Safety Improvement Act (“Transportation Bill”). In ACA, Congress substantially revised the definition of AMP to, among other things, narrow the scope of prices included in the calculation of AMP to those paid to a manufacturer by wholesalers for drugs distributed to retail community pharmacies or by retail community pharmacies that purchase directly from manufacturers. In August 2010, Congress further amended the definition of AMP to specify that the exclusion of certain classes of trade from AMP does not apply to inhalation, infusion, instilled, implanted, or injected drugs that typically are not dispensed to retail community pharmacies. ACA also requires disclosure of weighted average AMP instead of manufacturer AMP, which was previously required. The impact of this new legislation is that there will likely be increases in Medicaid reimbursement to pharmacies for generics. These changes became effective on October 1, 2010.

These new laws replaced the reimbursement guidelines that had been established under the DRA. On November 9, 2010, CMS issued a final rule withdrawing and amending regulations that have governed the calculation of AMP and the establishment of federal upper limits since October 2007. The regulations were withdrawn to mandate AMP calculation under the recently revised drug rebate statute. The withdrawal required manufacturers to base October 2010 and subsequent months’ AMPs on the statutory language until official guidance is issued.

In the absence of regulatory guidance governing the AMP calculation, CMS had instructed pharmaceutical manufacturers to base their AMP calculations on the definitions set forth in the statute, as amended by the ACA, the Health Care and Education Reconciliation Act, and the Transportation Bill. Without the benefit of interpretive guidance from CMS, Watson adopted mechanisms to ensure that we were calculating and reporting AMP in a manner that was consistent with the statute’s text and intent.

On September 22, October 21, and November 18, 2011 CMS posted draft weighted average monthly AMPs and draft FULs in advance of publishing the new AMP rule. We provided comments to CMS, emphasizing that there is known variability in how manufacturers calculate AMPs, which creates uncertainty concerning the reliability of the calculation of the weighted average AMPs and the FULs.

On January 27, 2012, CMS issued proposed rule on Medicaid pharmacy reimbursement using the AMP model. We are reviewing the proposed rule, and plan to submit comments during the relevant comment period.

On November 14, 2011, the United States Supreme Court announced that it would hear the lawsuits filed by 26 states challenging the ACA. Additionally, 45 state legislatures have proposed legislation to limit, alter or oppose the law. We will continue to monitor developments concerning the ACA and its provisions.

There has been enhanced political attention, governmental scrutiny and litigation at the federal and state levels regarding the prices paid or reimbursed for pharmaceutical products under Medicaid, Medicare and other government programs. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Investigations of the calculation of average wholesale prices may adversely affect our business.” and Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

As part of the MMA, companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Beginning in February 2009, several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Additionally, we have received requests for information, sometimes in the form of civil investigative demands or subpoenas, from the FTC and the European Competition Commission, and are subject to ongoing FTC and European Competition Commission investigations. Any adverse outcome of these or other investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business—Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

Our Distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA, and state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. In particular, numerous states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of such products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record,” it would need to maintain such records. The FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

European Union

Pharmaceutical regulation and marketing in Europe is similar to that of U.S. requirements. Pharmaceutical manufacturers are regulated in the European Union (EU) by the European Medicines Agency (EMA). All manufacturers are required to submit medicinal products, including generic versions of previously approved products and new strengths, dosages and formulations of previously approved products, to the EMA and its member states for review and marketing authorization before they are placed on the market in the EU.

Marketing authorizations are granted to sponsors after a positive assessment of quality, safety and efficacy of the product by the respective health authority. Application must contain the results pre-clinical tests, pharmaceutical tests, and clinical trials. All of these tests must have been conducted in accordance within European regulations and must allow the reviewing body to evaluate the quality, safety and efficacy of the medicinal product.

In addition to obtaining marketing authorization for each product, most member states require that a manufacturer’s facilities obtain approval from the national authority. The EU has a code of good manufacturing practices that each manufacturer must follow and comply. Regulatory authorities in the EU may conduct inspections of the manufacturing facilities to review procedures, operating systems and personnel qualifications.

In the EU, member states regulate the pricing of pharmaceutical products, and in some cases, the formulation and dosing of these products. This regulation is handled by individual member state national health services. These individual regulatory bodies can result in considerable price differences and product availability among member states.

Canada

In Canada, pharmaceutical manufacturers are regulated by the Therapeutic Products Directorate (TPD) which derives its authority from the Canadian federal government under the Food and Drugs Act and the Controlled Drug and Substances Act. The TPD evaluates and monitors the safety, effectiveness and quality of pharmaceutical products. Products are officially approved for marketing in Canada following receipt of a market authorization, or “Notice of Compliance” (NOC), which is subject to the Food and Drug Regulations. Issuance of a Notice of Compliance for generic drug products is also subject to the Patented Medicines (Notice of Compliance) Regulations under the Patent Act.

Each Canadian province provides a comprehensive public drug program, which controls drug pricing and reimbursement and is responsible for ensuring eligible patients receive drugs through public funding. Pharmaceutical products available to patients are listed on provincial Drug Benefit Formularies. To be considered for listing in a provincial formulary, pharmaceutical products must be issued an NOC and must be approved through a national drug review process. Listing recommendations are made by the Canadian Expert Drug Advisory Committee and must be approved by each provincial health ministry.

Australia

Pharmaceutical manufacturers and products are regulated in Australia by the Therapeutic Goods Administration (TGA) which oversees the quality, safety and efficacy of pharmaceutical products and other therapeutic goods. The TGA is a Division of the Australian Department of Health and Aging and established under the Therapeutic Goods Act of 1989.

Australian pharmaceutical manufacturers must be licensed under Part 3-3 of the Act, and their manufacturing facilities and processes must comply with good manufacturing practices in Australia. All pharmaceutical products manufactured for supply in Australia must be listed in the Australian Register of Therapeutic Goods (ARTG), before they can be marketed or supplied for sale in Australia.

The government regulates the pharmaceuticals market through the Pharmaceutical Benefits Scheme (PBS), which is a governmental healthcare program established to subsidize the cost of pharmaceuticals to Australian citizens. The PBS is operated under the National Health Act 1953. This statute legislates who may sell pharmaceutical products, pharmaceutical product pricing and governmental subsidies. More than 80% of all prescription medicines sold in Australia are reimbursed by the PBS. For pharmaceutical products listed on the PBS, the price is determined through negotiations between the Pharmaceutical Benefits Pricing Authority and pharmaceutical suppliers.

Brazil

Pharmaceutical manufacturers and products are regulated in Brazil by The National Health Surveillance Agency (NHSA) (in Portuguese, Agência Nacional de Vigilância Sanitária, ANVISA). ANVISA is an independently administered, financially-autonomous regulatory agency that is responsible for a wide range of healthcare regulation, including the coordination of the National Sanitary Surveillance System (SNVS), the monitoring of drug prices and granting of patents by the National Institute of Industrial Property. ANVISA was established by Law No. 9,782 of 26 passed in January 1999.

A marketing approval from ANVISA is required to manufacture or commercialize pharmaceutical products in Brazil. A pharmaceutical company seeking marketing approval must have established good manufacturing practices (GMP). For a pharmaceutical product to receive marketing authorization in Brazil, it must be proven, via scientific evidence, to be safe and effective for its intended use, and have sufficiently high quality, activity and purity for human use (Article 16 of Law No. 6,360/76).

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each jurisdiction where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our business will continue to expose us to risks of environmental liabilities” in this Annual Report.

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

Employees

As of December 31, 2011, we had approximately 6,686 employees. Of our employees, approximately 990 were engaged in R&D, 2,235 in manufacturing, 1,154 in quality assurance and quality control, 1,562 in sales, marketing and distribution, and 745 in administration.

ITEM 1A.	RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made in this report that are not statements of historical fact or that refer to estimated or anticipated future events are forward-looking statements. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to our management at the time these statements are made. Such forward-looking statements reflect our current perspective of our business, future performance, existing trends and information as of the date of this filing. These include, but are not limited to, our beliefs about future revenue and expense levels and growth rates, prospects related to our strategic initiatives and business strategies, including the integration of, and synergies associated with, strategic acquisitions, express or implied assumptions about government regulatory action or inaction, anticipated product approvals and launches, business initiatives and product development activities, assessments related to clinical trial results, product performance and competitive environment, and anticipated financial performance. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “intend,” “could,” “would,” “should,” “estimate,” “continue,” or “pursue,” or the negative or other variations thereof or comparable terminology, are intended to identify forward-looking statements. The statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. We caution the reader that these statements are based on certain assumptions, risks and uncertainties, many of which are beyond our control. In addition, certain important factors may affect our actual operating results and could cause such results to differ materially from those expressed or implied by forward-looking statements. We believe the risks and uncertainties discussed under the section entitled “Risks Related to Our Business,” and other risks and uncertainties detailed herein and from time to time in our SEC filings, may cause our actual results to vary materially from those anticipated in any forward-looking statement.

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

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development of new competitive products or generics by others;

•	the timing and receipt of approvals by the FDA and other regulatory authorities, including foreign regulatory authorities ;

•	the failure to obtain, delay in obtaining or restrictions or limitations on approvals from the FDA or other foreign regulatory authorities;

•	difficulties or delays in resolving FDA-observed deficiencies at our manufacturing facilities, which could delay our ability to obtain approvals of pending FDA product applications;

•	delays or failures in clinical trials that affect our ability to achieve FDA approvals or approvals from other foreign regulatory authorities;

•	serious or unexpected health or safety concerns with our products or product candidates;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes that affect newly developed or newly acquired products;

•	changes in laws and regulations concerning coverage and reimbursement of pharmaceutical products, including changes to Medicare, Medicaid, and similar state programs;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	the effect of economic changes in hurricane, monsoon, earthquake and other natural disaster-affected areas;

•

the impact of third party patents and other intellectual property rights which we may be found to infringe, or may be required to license, and the potential damages or other costs we may be required to pay as a result of a finding that we infringe such intellectual property rights or a decision that we are required to obtain a license to such intellectual property rights;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	our ability to successfully integrate and commercialize the products, technologies and businesses we acquire or license, as applicable;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	disposition of our primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	changes in insurance rates for existing products and the cost and availability of insurance for new and existing products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	our level of R&D activities;

•	impairment or write-down of investments;

•	costs and outcomes of any tax audits;

•	fluctuations in foreign currency exchange rates;

•	costs and outcomes of any litigation involving intellectual property, drug pricing or reimbursement, product liability, customers or other issues;

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations; and

•	risks related to the growth of our business across numerous countries world-wide and the inherent international economic, regulatory, political and business risks.

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

Developing and commercializing brand pharmaceutical products is generally more costly than generic products. In the future, we anticipate continuing our product development expenditures for our Global Brands business segment. For example in 2010, we acquired rights to progesterone vaginal gel 8% (“progesterone gel”) to reduce the risk of preterm birth in women with a short cervix. We submitted an NDA for FDA approval of this product in 2011. On January 20, 2012, an FDA Advisory Committee voted against FDA approval of this product. The FDA is not required to follow the Advisory Committee’s recommendation. However, the Advisory Committee recommendation makes it less likely that the product will be approved. In 2012 we plan to initiate a Phase 3 clinical trial for our EsmyaTM product for treatment of uterine fibroids. Such clinical trials are costly and may not result in successful outcomes. We cannot be sure that our business expenditures, including but not limited to our expenditures related to our progesterone gel and EsmyaTM products, will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long- term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Our investments in biosimilar products may not result in products that are approved by the FDA or other ex-U.S. regulatory authorities and, even if approved by such authorities, may not result in commercially successful products.

In 2011 we entered into an agreement with Amgen to collaborate on the development and commercialization of biosimilar products. Under the agreement, we will be required to invest up to $400.0 million in furtherance of the development and regulatory approval of such products. Although Amgen, our development partner, has substantial expertise and experience in the development of biosimilar products, significant uncertainty remains concerning the regulatory pathway in the United States and in other countries to obtain regulatory approval of biosimilar products, and the commercial pathway to successfully market and sell such products. In particular, although recently enacted legislation authorizes the FDA to establish a regulatory pathway for the review and approval of such products, to date no such pathway has been established. Even if FDA enacts rules and regulations concerning the development and approval of follow on biosimilars, such regulations could include provisions that provide up to twelve or more years of exclusive marketing rights for the original developer of the product on which a follow on biosimilar product is based. Additionally, biosimilar products will likely be subject to extensive patent clearances and/or patent infringement litigation, which could delay or prevent the commercial launch of a product for many years. Further, our collaboration with Amgen may not be result in products that meet the requirements established by the FDA or other ex-U.S. regulatory authorities. If our collaboration does result in biosimilar products that obtain FDA or other ex-U.S. regulatory authority approval, such product(s) may not be commercially successful and/or may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals. Market success of biosimilar products will depend on demonstrating to patients, physicians and payors that such products are safe and efficacious compared to other existing products yet offer a more competitive price or other benefit over existing therapies. If our collaboration with Amgen does not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, our results of operations, financial condition and cash flows could be materially adversely affected.

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

In addition, as a result of acquiring businesses or products, or entering into other significant transactions, we have experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses. These costs may include substantial fees for investment bankers, attorneys, accountants, and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Charges that we may incur in connection with acquisitions could adversely affect our results of operations for particular quarterly or annual periods.

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

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged. If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished. For example, in October 2011, we received notice that competitors had filed ANDAs seeking approval to market a generic version of our Generess® Fe product prior to expiration of the patents that protect the product. Our licensor, Warner-Chilcott Company filed suit against both ANDA filers in November and December of 2011. Additionally, patents covering our Androderm® and INFed® products have expired and we have no further patent protection on these products. Therefore, it is possible that a competitor may launch a generic version of Androderm® and/or INFed® at any time, which would result in a significant decline in that product’s revenue and profit. Both of these products were significant contributors to our Global Brands business in 2011.

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

•	selling the brand product as an Authorized Generic, either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process to request amendments to FDA standards or otherwise delay generic drug approvals;

•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•	attaching patent extension amendments to non-related federal legislation;

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing;

•	entering into agreements with pharmacy benefit management companies which have the effect of blocking the dispensing of generic products; and

•	seeking patents on methods of manufacturing certain API.

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

Certain of our competitors have recently challenged our ability to distribute Authorized Generics during the competitors’ 180-day period of ANDA exclusivity under the Hatch-Waxman Act. Under the challenged arrangements, we have obtained rights to market and distribute under a brand manufacturer’s NDA a generic alternative of the brand product. Some of our competitors have challenged the propriety of these arrangements by filing Citizen Petitions with the FDA, initiating lawsuits alleging violation of the antitrust and consumer protection laws, and seeking legislative intervention. For example, legislation has been introduced in the U.S. Senate that would prohibit the marketing of Authorized Generics during the 180-day period of ANDA exclusivity under the Hatch-Waxman Act. If distribution of Authorized Generic versions of brand products is otherwise restricted or found unlawful, our results of operations, financial condition and cash flows could be materially adversely affected.

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

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. For example, we are engaged in litigation with Bayer Pharmaceuticals concerning whether our Zarahtm product infringes Bayer’s U.S. Patent Number 5,569,652, and U.S. Patent Number RE 37,564, and we continue to manufacture and market our Zarahtm product during the pendency of the litigation. We are also engaged in litigation with Bayer Pharmaceuticals concerning whether our Vesturatm product infringes Bayer’s U.S. Patent Number 5,569,652 and we continue to manufacture and market our Vestura product. Similarly, we are engaged in litigation with Duramed Pharmaceuticals concerning whether our Amethiatm product infringes Duramed’s U.S. Patent 7,320,969 and we continue to manufacture and market our Amethiatm product. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could result in substantial monetary damage awards and could prevent us from manufacturing and selling a number of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

In our Distribution business, our main competitors are McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These companies are significant customers of our Global Generics and Global Brands operations and collectively accounted for approximately 30% of our annual net revenues in 2011. Our activities related to our Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues. Further, a loss of a significant customer of our Global Generics or Global Brands operations could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and other regulatory agencies. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in many of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist. Some of these products have historically accounted for a significant portion of our revenues, such as INFed®, metoprolol succinate extended release tablets, methylphenidate hydrochloride extended release tablets, bupropion sustained release tablets and a significant number of our oral contraceptive and controlled substance products. From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our manufacturing sites in India, Canada, Greece and Malta, and our arrangements with foreign suppliers, are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA and foreign regulatory body regulation, customs clearances, various import duties and other government clearances, as well as potential shipping delays due to inclement weather, political instability, strikes or other matters outside of our control. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents.

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

Many government and third-party payers, including Medicare, Medicaid, HMOs and MCOs, have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s AWP or wholesale acquisition cost (“WAC”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares. Additional actions are anticipated. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

A significant amount of our total assets is related to acquired intangibles and goodwill. As of December 31, 2011, the carrying value of our product rights and other intangible assets was approximately $1.61 billion and the carrying value of our goodwill was approximately $1.71 billion.

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

Goodwill, our Anda trade name intangible asset and our IPR&D intangible assets are tested for impairment annually when events occur or circumstances change that could potentially reduce the fair value of the reporting unit or intangible asset. Impairment testing compares the fair value of the reporting unit or intangible asset to its carrying amount. A goodwill, trade name or IPR&D impairment, if any, would be recorded in operating income and could have a material adverse effect on our results of operations and financial condition. During the year, the Company recorded $102.8 million impairment charges related to certain IPR&D assets acquired.

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

As of December 31, 2011, we had total debt of approximately $1.0 billion. Our substantial indebtedness and other financial obligations could:

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies during 2009, 2010, 2011 and continuing in 2012. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global real estate markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

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

We have exposure to tax liabilities.

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

Substantial amounts of our information concerning our products, customers, employees and ongoing business are stored digitally and is subject to threats of theft, tampering, or other intrusion.

We collect and maintain information in digital form that is necessary to conduct our business. This digital information includes, but is not limited to, confidential and proprietary information as well as personal information regarding our customers and employees. Data maintained in digital form is subject to the risk of intrusion, tampering, and theft. We have established physical, electronic, and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for the processing, transmission and storage of digital information. However, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, the possibility of a future data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering, and theft remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue our business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our business operations may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished, and we may lose revenue as a result of unlicensed use of our intellectual property. If personal information of our customers or employees is misappropriated, our reputation with our customers and employees may be injured resulting in loss of business and/or morale, and we may incur costs to remediate possible injury to our customers and employees or be required to pay fines or take other action with respect to judicial or regulatory actions arising out of such incidents.

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

As part of the MMA, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement, as well as new legislation pending in U.S. Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, the pending legislation and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Numerous private parties purporting to represent various classes of plaintiffs filed similar lawsuits. Additionally, we have received requests for information, in the form of civil investigative demands or subpoenas, from the FTC, concerning our settlement with Cephalon related to our ANDA for a generic version of Provigil®. We have also received requests for information in connection with similar investigations into settlements and other arrangements between competing pharmaceutical companies by the European Competition Commission. Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

There is uncertainty surrounding implementation of legislation involving payments for pharmaceuticals under government programs such as Medicare, Medicaid and Tricare. Depending on how existing provisions are implemented, the methodology for certain payment rates and other computations under the Medicaid Drug Rebate program reimbursements may be reduced or not be available for some of Watson’s products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce demand for, or negatively affect the price of those products. Ongoing uncertainty and legal challenges to the Patient Protection and Affordable Care Act (“PPACA”), including but not limited to, modification in calculation of rebates, mandated financial or other contributions to close the Medicare Part D coverage gap “donut hole”, calculation of AMP, and other provisions could have a material adverse effect on our business. In addition, various legislative and regulatory initiatives in states, including proposed modifications to reimbursements and rebates, product pedigree and tracking, pharmaceutical waste “take-back” initiatives, and therapeutic category generic substitution carve-out legislation may also have a negative impact on the Company. Watson maintains a full-time government affairs department in Washington, DC, which is responsible for coordinating state and federal legislative activities, and place a major emphasis in terms of management time and resources to ensure a fair and balance legislative and regulatory arena.

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

For the year ended December 31, 2011, our three largest customers accounted for 16%, 14% and 8% respectively, of our net revenues. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, none of our customers are party to any long-term supply agreements with us, and thus are able to change suppliers freely should they wish to do so.

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

Our owned properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions. The following table provides a summary of locations of our significant owned properties:

Location	Primary Use	Segment
Ambernath, India	Manufacturing, R&D	Global Generics
Changzhou City, People’s	Manufacturing	Global Generics
Republic of China
Coleraine, Northern Ireland	Manufacturing	Global Generics
Copiague, New York	Manufacturing	Global Generics
Corona, California	Manufacturing, Administration	Global Generics/ Global Brands
Davie, Florida	Manufacturing, R&D, Administration	Global Generics/ Global Brands
Ag. Varvara, Greece	Manufacturing, R&D, Administration	Global Generics
Grand Island, New York	Sales and Marketing, Administration	Distribution
Goa, India	Manufacturing	Global Generics
Gurnee, Illinois	Distribution	Global Generics/ Global Brands
Mississauga, Canada	Manufacturing, R&D, Administration	Global Generics
Rio de Janeiro, Brazil	Manufacturing, Distribution,	Global Generics
Sales and Marketing, Administration
Auckland, New Zealand	Distribution, Administrative	Global Generics
Salt Lake City, Utah	Manufacturing, R&D	Global Generics/ Global Brands
Shanghai, People’s Republic of China	Sales and Marketing, Administration	Global Generics
Liverpool, United Kingdom	Administration, R&D	Global Brands

Properties that we lease include R&D, manufacturing, distribution (including warehousing and storage), sales and marketing, and administrative facilities. The following table provides a summary of locations of our significant leased properties:

Location	Primary Use	Segment
Birzebbuga, Malta	Manufacturing, Sales and Marketing Distribution, Administration	Global Generics/ Global Brands
Davie, Florida	Manufacturing, Administration	Global Generics/ Global Brands
Groveport, Ohio	Distribution, Administration	Distribution
London, United Kingdom	Sales and Marketing, Administration	Global Generics
Lyon, France	Sales and Marketing, Administration	Global Generics
Mississauga, Canada	Sales and Marketing, Distribution,	Global Generics
Administration
Oakville, Canada	Sales and Marketing, Administration	Global Brands
Athens, Greece	Sales and Marketing, Administration	Global Generics
Patra, Geece	Sales and Marketing	Global Generics
Thesalloniki, Geece	Sales and Marketing	Global Generics
Kriti, Geece	Sales and Marketing	Global Generics
Flensburg, Germany	Distribution, Sales and Marketing,	Global Generics
Administration
Melbourne, Australia	Sales and Marketing	Global Generics
Mumbai, India	Administration, R&D	Global Generics
Parsippany, New Jersey	Sales and Marketing, Administration	Global Generics/ Global Brands
Stevenage, United Kingdom	Distribution, Sales and Marketing, Administration	Global Generics
Sunrise, Florida	Distribution, Administration	Global Generics
Sydney, Australia	Sales and Marketing, Administration	Global Generics
Weston, Florida	Administration, R&D	Global Generics
Weston, Florida	Distribution, Sales and Marketing, Administration	Distribution
Olive Branch, Mississippi	Distribution, Administration	Distribution

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2012. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 16 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 4.	Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “WPI.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Year ended December 31, 2011:
First	$57.52	$50.47
Second	$69.04	$56.13
Third	$73.35	$58.84
Fourth	$72.06	$59.50
Year ended December 31, 2010:
First	$42.50	$37.26
Second	$44.97	$40.50
Third	$45.15	$39.34
Fourth	$52.20	$42.17

As of February 8, 2012, there were approximately 2,400 registered holders of our common stock.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2011, we repurchased 9,719 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicaly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
October 1 - 31, 2011	1,175	$69.35	—	—
November 1 - 30, 2011	8,544	$61.69	—	—
December 1 - 31, 2011	—	$—	—	—

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

The following graph compares the cumulative 5-year total return of holders of Watson’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2006 with relative performance tracked through December 31, 2011.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Watson Pharmaceuticals, the S&P 500 Index,

and the Dow Jones US Pharmaceuticals Index

* $100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2012 Dow Jones & Co. All rights reserved.

	Dec-06	Dec-07	Dec-08	Dec-09	Dec-10	Dec-11
Watson Pharmaceuticals	100.00	104.26	102.07	152.17	198.42	231.81
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
Dow Jones US Pharmaceuticals	100.00	104.47	85.51	101.83	103.99	123.38

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

WATSON PHARMACEUTICALS, INC.

FINANCIAL HIGHLIGHTS(1)

(In millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009(2)	2008	2007
Operating Highlights:
Net revenues	$4,584.4	$3,566.9	$2,793.0	$2,535.5	$2,496.7
Operating income(1)	$536.2	$305.4	$383.9	$358.2	$255.7
Net income(1) attributable to common shareholders	$260.9	$184.4	$222.0	$238.4	$141.0
Basic earnings per share	$2.10	$1.51	$2.11	$2.32	$1.38
Diluted earnings per share	$2.06	$1.48	$1.96	$2.09	$1.27
Weighted average shares outstanding:
Basic	124.5	122.4	105.0	102.8	102.3
Diluted	126.5	124.2	116.4	117.7	117.0

	At December 31,
	2011	2010	2009(2)	2008	2007
Balance Sheet Highlights:
Current assets	$2,569.7	$1,786.7	$1,749.2	$1,442.6	$1,155.0
Working capital	$730.2	$978.7	$721.6	$976.4	$728.8
Total assets	$6,698.3	$5,686.6	$5,772.4	$3,609.8	$3,391.3
Total debt	$1,033.0	$1,016.1	$1,457.8	$877.9	$905.6
Total equity	$3,562.5	$3,282.6	$3,023.1	$2,108.6	$1,849.5

(1)	For discussion on comparability of operating income and net income, please refer to financial line item discussion in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

(2)	On December 2, 2009, the Company acquired all the outstanding equity of the Arrow Group in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of Restricted Common Stock of Watson, 200,000 shares of Mandatorily Redeemable Preferred Stock of Watson and certain contingent consideration. The fair value of the total consideration was approximately $1.95 billion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Overview of Watson

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) is an integrated global specialty pharmaceuticals company with approximately $4.6 billion in net revenues. The Company operates in three business segments: Global Generics; Global Brands; and Anda Distribution (also known as “Anda”).

Watson is engaged in the development, manufacturing, marketing, sale and distribution of generic, brand and biosimilar pharmaceutical products. Our largest market is the United States of America (“U.S.”), followed by our key international markets including Western Europe, Canada, Australia, Southeast Asia, South America and South Africa. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities in the U.S., Western Europe, Canada, Malta, India, Southeast Asia and Brazil.

Watson supports its Global Generics and Global Brands businesses with a significant commitment of approximately 6% of revenues on product research and development. Our global growth strategy is focused on: (i) internal development of differentiated high-demand products; (ii) establishment of strategic alliances and collaborations that bring new products, technologies and markets to the Company; and (iii) acquisition of products and/or companies that complement our existing portfolio in generics, brands and biosimilars.

As of December 31, 2011, we marketed over 160 generic pharmaceutical product families and over 30 brand pharmaceutical product families in the U.S. and a significant number of product families internationally. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Anda Distribution business, we distribute approximately 9,960 stock-keeping units (“SKUs”) in the U.S. primarily to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, and generic products and certain selective brand products to physicians’ offices.

Acquisitions

Acquisition of Ascent Pharmahealth Limited

On January 24, 2012, we completed the acquisition of Ascent Pharmahealth Ltd., the Australia and Southeast Asia generic pharmaceutical business of Strides Arcolab Ltd, for AU$375.0 million in cash, or approximately $393.0 million. The transaction was funded using cash-on-hand and borrowings from the Company’s revolving credit facility. As a result of the acquisition, Watson enhances its commercial presence in Australia and we gain a selling and marketing capability in Southeast Asia through Ascent’s line of branded-generic and over-the-counter products.

Acquisition of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”)

On May 25, 2011, Watson acquired all of the outstanding equity of Paomar PLC (“Paomar”) for cash totaling €400.0 million, or approximately $561.7 million at closing, subject to a net of working capital adjustment of €1.5 million, or approximately $2.2 million, and certain contingent consideration not to exceed an aggregate of €40.0 million based on the gross profits on sales of the generic tablet version of Nexium® (esomeprazole) (the “Specifar Acquisition”). Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar, a company organized under the laws of Greece. Specifar develops, manufactures and markets generic pharmaceuticals. Specifar also out-licenses generic pharmaceutical products, primarily in Europe. Specifar has a commercial presence in the Greek branded-generics pharmaceuticals market and owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”), a company that markets branded-generic pharmaceutical products in the Greek market. Specifar maintains an internationally approved manufacturing facility located near Athens, Greece and is constructing a new facility located outside of Athens which will expand manufacturing capacity. Specifar’s pipeline of products includes a generic tablet version of Nexium® (esomeprazole).

Acquisition of Equity Interest in Moksha8 Pharmaceuticals, Inc. (“Moksha8”)

On October 4, 2010, Watson acquired approximately a 25% ownership share in Moksha8 for cash totaling $30.0 million. The acquisition of Moksha8 expanded our presence into markets in Brazil and Mexico.

Acquisition of Crinone® and Progesterone Vaginal Gel 8% Assets from Columbia Laboratories, Inc. (“Columbia”)

On July 2, 2010, the Company completed the acquisition of the U.S. rights to Columbia products Crinone® and progesterone vaginal gel 8% (“progesterone gel”) and acquired 11.2 million shares of Columbia’s common stock, representing approximately a 13% ownership share, for initial cash consideration of $62.0 million and additional payments up to $45.5 million contingent upon the successful completion of certain clinical and regulatory milestones and certain other contingent obligations based on future sales of $19.3 million. As of December 31, 2011, the Company paid Columbia $5.0 million of the contingent obligation based upon the successful submission of a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (FDA”) for progesterone gel. On January 20, 2012, the Advisory Committee for Reproductive Health Drugs of the FDA (the “Advisory Committee”) voted to not recommend approval of the progesterone gel NDA and stated that more information was needed to support approval. While the FDA will consider recommendations of the Advisory Committee, FDA will make the final decision regarding the approval of the product. The FDA is expected to take action on the NDA by February 26, 2012. While we will continue to seek FDA approval of the product, we have reduced the value of our investment in the progesterone gel business and expected future contingent consideration to its estimated fair value as of December 31, 2011.

Acquisition of Arrow Group

On December 2, 2009, Watson completed its acquisition of all the outstanding equity of Robin Hood Holdings Limited, a Malta private limited liability company, and Cobalt Laboratories, Inc., a Delaware corporation (together the “Arrow Group”) for cash totaling $1.05 billion, restricted shares of Watson common Stock and Mandatorily Redeemable Preferred Stock valued at approximately $786.2 million at the acquisition date and certain contingent consideration of up to $250.0 million based on the after-tax gross profits (as defined under the agreement) on sales of the authorized generic version of Lipitor ® (atorvastatin) in the U.S.

In connection with the Arrow Acquisition, Watson acquired a 36% ownership interest in Eden Biopharm Group Limited (“Eden”). In January 2010, we purchased the remaining interest in Eden for $15.0 million. Eden results are included in our Global Brands division and provide the Company with biosimilars development and manufacturing capabilities.

Biosimilars Collaboration with Amgen

On December 19, 2011, Watson Laboratories, Inc. entered into a collaboration agreement with Amgen, Inc. to develop and commercialize, on a worldwide basis, several oncology antibody biosimilar medicines. Under the terms of the agreement, Amgen will assume primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. Watson will contribute up to $400.0 million in co-development costs over the course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Watson label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

2011 Financial Highlights

Among the significant consolidated financial highlights for 2011 were the following:

•	Net revenues grew to $4,584.4 million from $3,566.9 million in 2010, an increase of $1,017.5 million or 28.5%;

•	Operating income increased by $230.8 million or 75.6% to $536.2 million from $305.4 million in 2010; and

•	Net income attributable to common shareholders for 2011 was $260.9 million ($2.06 per diluted share) compared to $184.4 million ($1.48 per diluted share) in 2010.

Segments

Watson has three segments: Global Generics, Global Brands and Distribution. The Global Generics segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brands segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Distribution segment operating results exclude sales of products developed, acquired, or licensed by Watson’s Global Generics and Global Brands segments.

The Company evaluates segment performance based on segment net revenues, gross profit and contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), direct R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains or losses on asset sales or disposals and impairments by segment as such information has not been accounted for at the segment level, nor has such information been used by management at the segment level.

Operational Excellence including Global Supply Chain Initiative

Over the past several years, we have announced steps to improve our operating cost structure and achieve operating excellence and efficiencies through our Global Supply Chain Initiative (“GSCI”). Product manufacturing ceased in Carmel, New York by December 31, 2010 and we closed the facility in early 2011. During 2010, the Company announced additional measures to reduce our cost structure by announcing the planned closure of our Canadian manufacturing facility and the discontinuation of R&D activities in Canada and Australia. In January 2011, the Company announced the planned discontinuation of R&D activities in Corona, California, which was completed at the end of 2011. In July 2011, the Company announced the planned closure of the Groveport, Ohio distribution center in the second quarter of 2012. The transfer of development activities to the remaining R&D sites are expected to be completed by late 2012. During the year ended December 31, 2011, 2010 and 2009, the Company recognized restructuring charges of $16.1 million, $41.5 million and $32.6 million, respectively. The Company expects to incur additional pre-tax costs associated with the planned closures during 2012, principally in Canada for approximately $8.5 million including accelerated depreciation expense, severance, retention, relocation and other employee related costs and product transfer costs.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO 2010

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Years Ended December 31,
	2011				2010
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$3,320.2	$364.9	$776.2	$4,461.3	$2,268.9	$316.3	$830.7	$3,415.9
Other revenue	47.0	76.1	—	123.1	69.5	81.5	—	151.0

Net revenues	3,367.2	441.0	776.2	4,584.4	2,338.4	397.8	830.7	3,566.9
Operating expenses:
Cost of sales(1)	1,817.8	94.4	652.7	2,564.9	1,198.9	88.4	711.2	1,998.5
Research and development	227.7	67.7	—	295.4	194.6	101.5	—	296.1
Selling and marketing	156.0	168.6	77.2	401.8	111.9	137.8	70.3	320.0

Contribution	$1,165.7	$110.3	$46.3	$1,322.3	$833.0	$70.1	$49.2	$952.3

Contibution margin	34.6%	25.0%	6.0%	28.8%	35.6%	17.6%	5.9%	26.7%
General and administrative				353.1				436.1
Amortization				354.3				180.0
Loss on asset sales and impairments, net				78.7				30.8

Operating income				$536.2				$305.4

Operating margin				11.7%				8.6%

(1)	Excludes amortization of acquired intangibles including product rights.

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

Net revenues in our Global Generics segment include product sales and other revenue. Our Global Generics segment product line includes a variety of products and dosage forms. Indications for this line include pregnancy prevention, pain management, depression, hypertension, attention-deficit/hyperactivity disorder and smoking cessation. Dosage forms include oral solids, transdermals, injectables, inhalation products and transmucosals.

Other revenues consist primarily of royalties, milestone receipts, commission income and revenue from licensing arrangements.

Net revenues from our Global Generics segment increased 44.0% or $1,028.8 million to $3,367.2 million for the year ended December 31, 2011 compared to net revenues of $2,338.4 million in the prior year. The increase in net revenues was primarily due to higher sales of extended release products ($620.3 million), primarily attributable to the May 2011 launch of an authorized generic version of Concerta® (methylphenidate ER), the November 2011 launch of an authorized generic version of Lipitor® (atorvastatin) and higher international revenues ($75.8 million) as a result of the Specifar acquisition in May 2011 and a number of product launches in certain key markets.

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

Cost of sales within our Global Generics segment increased 51.6% or $618.9 million to $1,817.8 million for the year ended December 31, 2011 compared to $1,198.9 million in the prior year due to higher product sales. Cost of sales as a percentage of net revenue increased to 54.0% from 51.3% in the prior year due to the launch of authorized generic versions of methylphenidate ER and atorvastatin in May 2011 and November 2011, respectively. Under our agreements with Pfizer, Inc. and Ortho-McNeil-Janssen Pharmaceuticals, Inc., our share of the gross profit on sales of atorvastatin and methylphenidate ER, respectively, are lower than our average gross profit margins. Our share of the gross profit on sales methylphenidate ER increased each quarter during 2011 and since launch and will continue to increase through the middle of 2012. In 2011, our gross margins were favorably impacted by a fair value adjustment of certain contingent obligations due to the Arrow Group selling shareholders based on the after-tax gross profits (as defined under the agreement) on expected future sales of atorvastatin ($7.8 million) and lower cost of sales across other areas of the segment.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses within our Global Generics segment increased 17.0% or $33.1 million to $227.7 million for the year ended December 31, 2011 compared to $194.6 million in the prior year. The increase in R&D expenses was primarily due to higher product development costs, bio-study costs and test chemical costs ($14.4 million), higher international R&D expenditures as a result of the Specifar acquisition in May 2011 and higher R&D expenses in certain other international locations ($12.2 million) and higher third-party product technology consulting fees ($9.9 million). Partially offsetting these increases in 2011 were lower global supply chain initiative costs ($4.6 million) associated with the closure of our Corona, CA and Australian R&D centers.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Selling and marketing expenses within our Global Generics segment increased 39.4% or $44.1 million to $156.0 million for the year ended December 31, 2011 compared to $111.9 million in the prior year primarily due to higher selling and marketing expenses incurred within international operations resulting from our acquisition of Specifar and higher selling and marketing expenses in certain other international markets ($37.0 million).

Global Brands Segment

Net Revenues

Our Global Brands segment includes our promoted products such as Rapaflo®, Gelnique®, Crinone®, Trelstar®, GeneressTM Fe, sodium ferric gluconate, ellaTM and INFeD® and a number of non-promoted products.

Other revenues in the Global Brands segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

Net revenues from our Global Brands segment increased 10.9% or $43.2 million to $441.0 million for the year ended December 31, 2011 compared to net revenues of $397.8 million in the prior year. The increase was attributed to higher product sales ($48.6 million), primarily due to increased sales of key promoted products including Rapaflo® and new products including, GeneressTM Fe, sodium ferric gluconate and Crinone® (acquired during 2010), offset by lower sales of certain other products. Other revenue decreased $5.4 million primarily due to the out-licensing of a number of legacy brand products in the prior year.

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

Cost of sales within our Global Brands segment increased 6.8% or $6.0 million to $94.4 million for the year ended December 31, 2011 compared to $88.4 million in the prior year. The increase in cost of sales was primarily due to higher product sales. Cost of sales as a percentage of net revenue decreased to 21.4% from 22.2% in the prior year due to product mix.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research costs, clinical and facilities costs associated with the development of our products.

R&D expenses within our Global Brands segment decreased 33.3% or $33.8 million to $67.7 million for the year ended December 31, 2011 compared to $101.5 million in the prior year primarily due to lower contractual milestone payments ($24.6 million) and lower expenses resulting from the revaluation of certain contingent obligations relating to our progesterone business ($15.4 million) partially offset by higher expenditures associated with our biosimilar product development program ($10.2 million).

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Global Brands segment increased 22.4% or $30.8 million to $168.6 million for the year ended December 31, 2011 compared to $137.8 million in the prior year primarily due to higher field force, marketing and support costs in the U.S. ($20.6 million), higher product promotional spending ($5.4 million) and expansion costs in Canada ($4.8 million).

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

Net revenues from our Distribution segment decreased 6.6% or $54.5 million to $776.2 million for the year ended December 31, 2011 compared to net revenues of $830.7 million in the prior year due to lower sales from third-party product launches ($56.2 million), partially offset by an increase in the base business.

Cost of Sales

Cost of sales includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales within our Distribution segment decreased 8.2% or $58.5 million to $652.7 million for the year ended December 31, 2011 compared to $711.2 million in the prior year due to lower product sales. Cost of sales as a percentage of revenue improved to 84.1% compared to 85.6% in the prior year as the prior year was negatively impacted by a number of product launches at lower margins.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs which support the Distribution segment sales and marketing functions.

Distribution segment selling and marketing expenses increased 9.8% or $6.9 million to $77.2 million for the year ended December 31, 2011 compared to $70.3 million in the prior year primarily due to higher operating expenses ($3.7 million) and freight and logistics costs ($3.2 million).

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
General and administrative expenses	$353.1	$436.1	$(83.0)	(19.0)%
as % of net revenues	7.7%	12.2%

Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses decreased 19.0% or $83.0 million to $353.1 million for the year ended December 31, 2011 compared to $436.1 million in the prior year. The decrease was due to legal settlement charges associated with drug pricing litigation included in the prior year ($129.9 million), partially offset by higher expenses in the current year period for personnel and related costs, consulting and legal fees and stock-based compensation ($49.9 million).

Amortization

	Years Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
Amortization	$354.3	$180.0	$174.3	96.8%
as % of net revenues	7.7%	5.0%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization expense for the year ended December 31, 2011 increased as a result of amortization of the atorvastatin product rights acquired in the Arrow acquisition ($82.2 million), amortization of product rights acquired in the Specifar acquisition ($22.5 million) and higher amortization in our international business as a result of product launches and higher amortization rates. Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and other intangible assets is estimated to be $358.7 million in 2012, $257.0 million in 2013, $235.7 million in 2014, $158.5 million in 2015 and $72.5 million in 2016.

Loss on Asset Sales and Impairments, net

	Years Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
Loss on asset sales and impairments, net	$78.7	$30.8	$47.9	NM

Loss on asset sales and impairments for the year ended December 31, 2011 includes an impairment charge of in-process research and development intangibles assets relating to progesterone gel business acquired from Columbia ($75.8 million), impairment charges of in-process research and development intangible assets acquired as part of the Arrow acquisition ($27.0 million), impairment charges related to the sale of our Australia R&D facility and two buildings at our Copiague, New York manufacturing facility ($14.4 million), an other-than-temporary impairment charges related to equity-method investments ($9.4 million) and a loss on the sale of an equity method investment ($2.4 million). These amounts were offset by fair value adjustments of certain contingent obligations relating to the acquisition of our progesterone gel business from Columbia Labs ($49.0 million) and net gains on the sale of certain assets ($1.3 million).

Loss on asset sales and impairments for the year ended December 31, 2010 includes an impairment charge for certain acquired in-process research and development (“IPR&D”) intangibles acquired in the Arrow Acquisition ($28.6 million). Additionally, we recognized a loss on the sale of stock in our Sweden subsidiary.

Interest Income

	Years Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
Interest income	$2.1	$1.6	$0.5	31.3%

Interest Expense

	Year Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
Interest expense—$850 million Senior Notes	$49.2	$48.8	$0.4
Interest expense—Revolving Credit Facility	0.8	—	0.8
Interest expense—2006 Credit Facility	1.1	3.7	(2.6)
Interest expense—Manditorily Redeemable
Preferred Stock accretion	16.7	15.2	1.5
Interest expense—Atorvastatin accretion	13.2	12.1	1.1
Interest expense—Columbia accretion	(2.2)	3.3	(5.5)
Interest expense—Esomeprazole accretion	2.0	—	2.0
Interest expense—Other	1.0	1.0	—

Interest expense	$81.8	$84.1	$(2.3)	(2.7)%

Interest expense decreased for the year ended December 31, 2011 over the prior year primarily due to the reversal of previously recorded interest accretion on contingent obligations relating to our progesterone business ($2.9 million) due to the change in fair value, and lower interest costs on lower average outstanding borrowings, partially offset by higher interest accretion charges on mandatorily redeemable preferred stock and other contingent consideration obligations.

Other Income (expense), net

	Years Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
Gain (loss) on sale of securities	$0.8	$25.6	$(24.7)
Earnings (loss) on equity method investments	(4.5)	1.6	(6.1)
Loss on early extinguishment of debt	—	(0.5)	0.5
Other income	3.2	1.0	2.1

Other income (expense), net	$(0.5)	$27.7	$(28.2)	NM

Gain (loss) on Sale of Securities

During 2010, we completed the sale of our outstanding shares of Scinopharm Taiwan Ltd. (“Scinopharm”) for net proceeds of approximately $94.0 million and recorded a gain of $23.3 million.

Earnings on Equity Method Investments

The Company’s investments in equity method investments at December 31, 2011 consist of its investments in Columbia and Moksha8 and certain equity method investments in privately held companies acquired as part of Arrow Acquisition. The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. In addition to recording our share of equity investment earnings (losses), during the year ended December 31, 2011, we also recognized amortization expense related to the underlying intangible assets associated with our equity method investments of $1.2 million. Earnings (losses) on equity method investments for the year ended December 31, 2010 primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”), which was sold in March 2010.

Provision for Income Taxes

	Years Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
Provision for income taxes	$196.9	$67.3	$129.6	NM
Effective tax rate	43.2%	26.9%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to state taxes, the inability to tax benefit losses incurred in certain foreign jurisdictions and the amortization and impairment of foreign intangibles being tax benefited at rates that are lower than the US tax rate.

The higher effective tax rate for the year ended December 31, 2011, as compared to the prior year period, is primarily a result of losses incurred in certain foreign jurisdictions for which no benefit is recognized. Additionally, in 2010, we received certain non-recurring tax benefits associated with the closure of the IRS audit for the 2004-2006 tax years, tax benefits associated with the Arrow Acquisition and the disposition and write off of foreign subsidiaries.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO 2009

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Years Ended December 31,
	2010				2009
	Global	Global			Global	Global
	Generics	Brands	Distribution	Total	Generics	Brands	Distribution	Total
Product sales	$2,268.9	$316.3	$830.7	$3,415.9	$1,641.8	$393.7	$663.8	$2,699.3
Other revenue	69.5	81.5	—	151.0	26.4	67.3	—	93.7

Net revenues	2,338.4	397.8	830.7	3,566.9	1,668.2	461.0	663.8	2,793.0
Operating expenses:
Cost of sales(1)	1,198.9	88.4	711.2	1,998.5	947.1	89.3	560.4	1,596.8
Research and development	194.6	101.5	—	296.1	140.4	56.9	—	197.3
Selling and marketing	111.9	137.8	70.3	320.0	53.8	144.5	64.8	263.1

Contribution	$833.0	$70.1	$49.2	$952.3	$526.9	$170.3	$38.6	$735.8

Contibution margin	35.6%	17.6%	5.9%	26.7%	31.6%	36.9%	5.8%	26.3%
General and administrative				436.1				257.1
Amortization				180.0				92.6
Loss on asset sales and impairments				30.8				2.2

Operating income				$305.4				$383.9

Operating margin				8.6%				13.7%

(1)	Excludes amortization of acquired intangibles including product rights.

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

The increase in other revenue ($43.1 million) primarily related to milestone receipts ($27.5 million) and other revenues from the Arrow Group.

Cost of Sales

Cost of sales for our Global Generics segment increased 26.6% or $251.8 million to $1,198.9 million in the year ended December 31, 2010 compared to $947.1 million in the prior year. This increase in cost of sales was mainly attributable to the increase in international sales due primarily to the inclusion of Arrow Group during the period ($242.5 million) and higher sales of extended release products ($13.5 million). The increase in cost of sales was partially offset by cost savings from the implementation of our GSCI.

Research and Development Expenses

R&D expenses within our Global Generics segment increased 38.6% or $54.2 million to $194.6 million for the year ended December 31, 2010 compared to $140.4 million from the prior year. This increase in R&D expenses was due primarily to the inclusion of Arrow Group ($51.2 million).

Selling and Marketing Expenses

Global Generics selling and marketing expenses increased 108.1% or $58.1 million to $111.9 million for the year ended December 31, 2010 compared to $53.8 million from the prior year due primarily to the inclusion of Arrow Group selling and marketing expenses in the current period ($61.1 million) which was partially offset by cost savings as a result of the implementation of our GSCI.

Global Brands Segment

Net Revenues

Net revenues from our Global Brands segment for the year ended December 31, 2010 decreased 13.7% or $63.2 million to $397.8 million compared to net revenues of $461.0 million from the prior year. The decrease in net revenues was primarily attributable to the loss of Ferrlecit® ($113.8 million), as our distribution rights for Ferrlecit® terminated on December 31, 2009. The decline in revenues from the loss of Ferrlecit® was partially offset by sales of new products, including Rapaflo®, Gelnique® and Crinone®, higher sales of INFeD® (as sales during 2009 were negatively impacted by a supply interruption) and higher sales of Androderm®. Combined these products resulted in an increase in product sales of $55.2 million and other revenues also increased by $14.2 million.

The increase in other revenue was primarily due to the out-licensing of a number of legacy brand products including Monodox® and certain forms of Cordran® ($8.0 million), higher co-promotion revenues ($2.8 million) and an increase in international other revenues related to our acquisition of Eden.

Cost of Sales

Cost of sales for our Global Brands segment decreased 1.0% or $0.9 million to $88.4 million in the year ended December 31, 2010 compared to $89.3 million in the prior year. This decrease in cost of sales was attributable to the loss in sales of Ferrlecit® offset by increases in cost of sales due to overall product mix.

Research and Development Expenses

R&D expenses within our Global Brands segment increased 78.3% or $44.6 million to $101.5 million compared to $56.9 million from the prior year primarily due to an increase in milestone payments in the current year ($22.8 million), a fair value adjustment related to a product in development acquired from Columbia ($7.7 million), the inclusion of R&D expenditures from recently acquired Eden ($6.8 million) and higher clinical spending.

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

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
($ in millions)	2010	2009	Dollars	%
General and administrative expenses	$436.1	$257.1	$179.0	69.6%
as % of net revenues	12.2%	9.2%

Corporate general and administrative expenses increased 69.6% or $179.0 million to $436.1 million compared to $257.1 million from the prior year due to an increase in accrued legal contingencies and legal costs over the prior year period ($123.0 million), inclusion of Arrow administrative expenses for the period ($50.9 million) and higher Anda bad debt expense ($4.3 million).

Amortization

	Years Ended December 31,		Change
($ in millions)	2010	2009	Dollars	%
Amortization	$180.0	$92.6	$87.4	94.4%
as % of net revenues	5.0%	3.3%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization in 2010 increased primarily as a result of the amortization of product rights the Company acquired in the Arrow Acquisition.

Losses on Asset Sales and Impairments, net

	Years Ended December 31,		Change
($ in millions)	2010	2009	Dollars	%
Loss on asset sales and impairments, net	$30.8	$2.2	$28.6	NM

Due to changes in market conditions in certain international locations, the Company performed an off-cycle impairment review in the fourth quarter of 2010. As a result of this review, the Company recorded an impairment charge for certain acquired in-process research and development (“IPR&D) intangibles acquired in the Arrow Acquisition of $28.6 million. Additionally, we recognized a loss on the sale of stock in our Sweden subsidiary during the year ended December 31, 2010.

Interest Income

	Years Ended December 31,		Change
($ in millions)	2010	2009	Dollars	%
Interest income	$1.6	$5.0	$(3.4)	(68.0)%

Interest income decreased during the year ended December 31, 2010 primarily due to the decrease in interest rates and invested balances over the prior year period.

Interest Expense

	Years Ended December 31,		Change
($ in millions)	2010	2009	Dollars	%
Interest expense — $850.0 million Senior
Notes due 2014 (the “2014 Notes”) and due 2019 (the “2019 Notes”), together the “Senior Notes”	$48.8	$17.5	$31.3
Interest expense — Preferred accretion	15.2	1.2	14.0
Interest expense — Atorvastatin accretion	12.1	1.0	11.1
Interest expense — Columbia accretion	3.3	—	3.3
Interest expense — Senior Credit Facility with
Canadian Imperial Bank of Commerce,
Wachovia Capital Markets, LLC and a syndicate of banks (“2006 Credit Facility”), due 2011	3.7	4.9	(1.2)
Interest expense — Convertible contingent	—	8.9	(8.9)
senior debentures (“CODES”)
Interest expense — other	1.0	0.7	0.3

Interest expense	$84.1	$34.2	$49.9	NM

Interest expense increased for the year ended December 31, 2010 over the prior year primarily due to interest on the Senior Notes issued in 2009, interest accretion charges on the Mandatorily Redeemable Preferred Stock issued in the Arrow Acquisition, accretion of interest on the atorvastatin contingent consideration obligation and accretion of interest on the Columbia contingent consideration obligation, which was partially offset by interest on the convertible contingent senior debentures (the “CODES”) which were redeemed during 2009.

Other Income (expense)

	Years Ended December 31,		Change
($ in millions)	2010	2009	Dollars	%
Gain (loss) on sale of securities	$25.6	$(1.1)	$26.7
Earnings on equity method investments	1.6	10.8	(9.2)
Loss on early extinguishment of debt	(0.5)	(2.0)	1.5
Other income	1.0	0.2	0.8

	$27.7	$7.9	$19.8	NM

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

Loss on Early Extinguishment of Debt

In November 2006, we entered into the 2006 Credit Facility in connection with the acquisition of Andrx Corporation (“Andrx”) on November 3, 2006 (the “Andrx Acquisition”). The 2006 Credit Facility provides an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”) which expired in November 2011.

For the year ended December 31, 2010, we recognized a $0.5 million loss on early extinguishment of debt due to the repayment of the remaining amount owing under the Term Facility of the 2006 Credit Facility.

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

Provision for Income Taxes

	Years Ended December 31,		Change
($ in millions)	2010	2009	Dollars	%
Provision for income taxes	$67.3	$140.6	$(73.3)	(52.1)%
Effective tax rate	26.9%	38.8%

The lower effective tax rate for the year ended December 31, 2010 compared to the prior year, is primarily due to non-recurring tax benefits associated with the closure of the IRS audit for the 2004-2006 tax years, reduction in the statutory tax rates in foreign jurisdictions, tax benefits associated with the Arrow Acquisition and the disposition and write off of foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2011 and 2010 is summarized as follows:

($ in millions):	2011	2010	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$209.3	$282.8	$(73.5)
Marketable securities	14.9	11.1	3.8
Accounts receivable, net of allowances	1,165.7	560.9	604.8
Inventories, net	889.4	631.0	258.4
Prepaid expenses and other current assets	122.3	134.2	(11.9)
Deferred tax assets	168.1	166.7	1.4

Total current assets	2,569.7	1,786.7	783.0

Current liabilities:
Accounts payable and accrued expenses	1,535.4	741.1	794.3
Income taxes payable	106.7	39.9	66.8
Short-term debt and current portion of long-term debt	184.5	—	184.5
Other	12.9	27.0	(14.1)

Total current liabilities	1,839.5	808.0	1,031.5

Working Capital	730.2	$978.7	(248.5)

Current Ratio	1.40	2.21

In 2011, our working capital decreased by $248.5 million to $730.2 million from $978.7 million in 2010. The decrease in working capital was primarily due to a decrease in cash and cash equivalents of $73.5 million and an increase in short-term debt and current portion of long-term debt of $184.5 million. The decrease in cash and cash equivalents was primarily due $575.1 million used to fund business acquisitions and $126.7 of capital spending offset by $632.0 million of net cash provided by operating activities. The increase in short-term debt and current portion of long-term debt was primarily due to classifying our Mandatorily Redeemable Preferred Stock, which is mandatorily redeemable in cash on December 2, 2012, from long-term to current liabilities.

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Years Ended December 31,
($ in millions)	2011	2010	2009
Net cash provided by operating activities	$632.0	$571.0	$376.8

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $632.0 million in 2011, compared to $571.0 million in 2010 and $376.8 million in 2009. Net cash provided by operations was higher in 2011 compared to 2010, primarily due to higher cash earnings (i.e., net income adjusted for certain non-cash items) and higher accounts payable and accrued expenses, partially offset by higher accounts receivable and inventories. Net cash provided by operations was higher in 2010 compared to 2009, as accounts payable and accrued expenses increased in 2010, inventory decreased in 2010, $55.0 million was collected on an acquisition-related receivable during 2010 and net income adjusted for amortization charges was higher in 2010.

Management expects that available cash balances and 2012 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2012 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2011	2010	2009
Net cash used in investing activities	$719.0	$74.1	$1,036.1

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures for property and equipment and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Net cash used in investing activities was $719.0 million in 2011 compared to $74.1 million in 2010 and $1,036.1 in 2009. Included in 2011 was cash used in the acquisition of businesses of $575.1 million, which included $561.2 million, net of cash acquired in connection with the Specifar Acquisition, $10.5 million to acquire a portfolio of generic pharmaceutical products and $3.4 million for licensing and milestone payments made under license and manufacturing supply agreements accounted for as business combinations. Included in 2010 was cash used in the acquisition of businesses of $67.5 million, which included $47.0 million to complete the acquisition of the Crinone® and progesterone gel business from Columbia Laboratories, Inc. (“Columbia”) and $15.0 million to acquire the remaining interest in Eden Biopharm Group Limited. Also included in 2010 was cash used for additions to long-term investments of $43.7 million, which included $30.0 million to acquire an approximate 22% ownership share in Moksha8 and $11.5 million to acquire 11.2 million shares, or an approximate 13% ownership share, in Columbia. Partially offsetting these uses of cash were proceeds of $94.7 million from the sale of our investment in Scinopharm. Included in 2009 was cash used in the acquisition of Arrow Group of $968.2 million, net of cash acquired. Capital expenditures for property and equipment for the years ended December 31, 2011, 2010 and 2009 were $126.7 million, $56.6 million and $55.4 million, respectively.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2011	2010	2009
Net cash provided by (used in) financing activities	$16.3	$(411.3)	$353.1

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. Cash provided by financing activities in 2011 was $16.3 million and included $400.0 million borrowed under the 2006 Credit facility, which included $250.0 million to fund the Specifar Acquisition, and proceeds from stock issued under our incentive compensation plans of $54.9 million, offset by $428.8 million of debt repayments. Cash used in financing activities in 2010 was $411.3 million and primarily related to the repayment of $400.0 million on the 2006 Credit Facility. Cash provided by financing activities in 2009 was $353.1 million and primarily related to net proceeds received from the issue of $850.0 million under the Senior Notes and net borrowings of $100.0 million under the 2006 Credit Facility which was partially offset by the redemption of the CODES.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	2011	2010	Increase (Decrease)
($ in millions)
Short-term debt and current portion of long-term debt	$184.5	$—	$184.5
Long-term debt	848.5	1,016.1	(167.6)

Total debt outstanding	$1,033.0	$1,016.1	$16.9

Debt to capital ratio	22.5%	23.6%

At December 31, 2011, the fair value of the Mandatorily Redeemable Preferred Stock was $183.2 million and was included in short-term debt and current portion of long-term debt. At December 31, 2010, the fair value of the Mandatorily Redeemable Preferred Stock was $166.4 and was included in long-term debt. Each share of Mandatorily Redeemable Preferred Stock is mandatorily redeemable by Watson in cash on December 2, 2012 at an aggregated stated value of $200.0 million. At December 31, 2011 and 2010, the unamortized accretion expense was $16.8 million and $33.6 million, respectively. Accretion expense has been classified as interest expense.

On September 16, 2011, the Company entered into the Revolving Credit Facility. The Revolving Credit Facility provides an aggregate principal amount of $500.0 million in senior unsecured revolving loans. The revolving loans may be borrowed, repaid and re-borrowed for a term of five (5) years and, subject to certain minimum amounts, may be prepaid in whole or in part without premiums or penalties. Subject to certain limitations, borrowings under the Revolving Credit Facility may be made in alternative currencies including Euros, British Pounds Sterling and other currencies. The Revolving Credit Facility contains a letters of credit and swingline loans sublimit of $100.0 million and $50.0 million, respectively. The letters of credit and swingline loans sublimit reduces the amount available to be borrowed under the Revolving Credit Facility on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit or swingline loans. Borrowings under the Revolving Credit Facility may be used to finance working capital and other general corporate purposes.

Borrowings under the Revolving Credit Facility bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurocurrency rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) prime rate as publicly announced by the Administrative Agent, or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is initially set at 0.25% for base rate loans and 1.25% for Eurocurrency rate loans. Additionally, to maintain availability of funds, the Company pays a commitment fee, which according to the pricing grid is initially set at 0.15% on the unused portion of the Revolving Credit Facility. The Company is subject to, and, at December 31, 2011, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. The agreement currently contains the following financial covenant:

•

Maintenance of a maximum ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Revolving Credit Agreement (i.e., leverage ratio) of not greater than 3.50 to 1.0. At December 31, 2011, our leverage ratio calculated under the terms of the agreement was 0.76 to 1.0.

To the extent litigation or unusual charges paid in cash exceed 7.5% of the Company’s net worth for the twelve month period prior to the end of the most recent fiscal quarter, the Company would be subject to maintenance of a springing minimum net worth covenant not less than the sum of (x) 75% of the Company’s consolidated net worth as of June 30, 2011 plus (y) 50% of the Company’s consolidated net income (but not loss) for each fiscal quarter ending after June 30, 2011.

The Revolving Credit Facility also imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. There were no outstanding borrowings under the Revolving Credit Facility at December 31, 2011. As of December 31, 2011, the net availability under the Revolving Credit Facility, reflecting $6.3 million of outstanding letters of credit, was $493.7 million.

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2011. Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest on Debt)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in millions):
Long-term debt and other debt(1)	$1,297.5	$248.4	$560.2	$49.0	$439.9
Contingent consideration liabilities(2)	206.9	131.0	64.6	4.3	7.0
Operating lease obligations	178.3	22.3	50.2	30.1	75.7
Milestone obligations(3)	553.6	35.3	246.9	189.6	81.8
Other obligations and commitments(4)	130.1	58.8	68.3	3.0	—

Total(5)	$2,366.4	$495.8	$990.2	$276.0	$604.4

(1)	Amounts represent total anticipated cash payments and anticipated interest payments, as applicable, on the Senior Notes, the Mandatorily Redeemable Preferred Stock and amounts outstanding on our long term-debt obligations assuming existing debt maturity or redemption schedules. The maturity schedule in the above table in respect of the Mandatorily Redeemable Preferred Stock assumes redemption in cash on December 2, 2012, the third anniversary of issuance, in accordance with the terms of the Share Purchase Agreement. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations.

(2)

Amount primarily represents contingent payment obligations resulting from the acquisitions of Arrow and Specifar. The Arrow contingent obligations include amounts due to Arrow Selling Shareholders on the after-tax gross profits on sales of atorvastatin in the U.S. (as defined in the agreement). The Specifar contingent consideration include amounts due based on the gross profits on sales of the generic tablet version of Nexium® (esomeprazole) developed by Specifar during its first five years of sales in countries including major markets in Europe, Asia and Latin America, as well as in Canada. For a more detailed description of the terms of the contingent consideration liabilities, refer to “NOTE 10 — Other Long-Term Liabilities” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2011, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above.

We are involved in certain equity investments that are intended to complement our core business and markets. We have the discretion to provide funding on occasion for working capital or capital expenditures. We make an evaluation of additional funding based on an assessment of the venture’s business opportunities. We believe that any possible commitments arising from the current arrangements will not be significant to our financial condition, results of operations or liquidity.

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

Chargebacks — The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. Our chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. We validate the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% to 90% of our chargeback payments. We continually monitor current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

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

Pricing which include shelf stock adjustments, are credits issued to reflect price decreases in selling prices charged to our direct customers. Shelf stock adjustments are based upon the amount of product our customers have in their inventory at the time of an agreed-upon price reduction. The provision for shelf stock adjustments is based upon specific terms with our direct customers and includes estimates of existing customer inventory levels based upon their historical purchasing patterns. We regularly monitor all price changes to help evaluate our reserve balances. The adequacy of these reserves is readily determinable as pricing adjustments and shelf stock adjustments are negotiated and settled on a customer-by-customer basis.

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

Investments

We employ a systematic methodology that considers all available evidence in evaluating potential impairment of our investments. In the event that the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. However, when a decline in the fair value of an investment falls below the carrying value for a six-month period, unless sufficient positive, objective evidence exists to support such an extended period, the decline will be considered other-than-

temporary. Any decline in the market prices of our equity investments that are deemed to be other-than-temporary may require us to incur additional impairment charges.

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

Product rights and other definite-lived intangible assets are tested periodically for impairment when events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. The impairment testing involves comparing the carrying amount of the asset to the forecasted undiscounted future cash flows. In the event the carrying value of the asset exceeds the undiscounted future cash flows, the carrying value is considered not recoverable and impairment exists. An impairment loss is measured as the excess of the asset’s carrying value over its fair value, calculated using a discounted future cash flow method. The computed impairment loss is recognized in net income in the period that the impairment occurs. Our projections of discounted cash flows use a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other definite-lived intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other definite-lived intangible assets which could trigger impairment.

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

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net income and earnings per share. During the second quarter of 2011, the Company performed its annual impairment assessment of goodwill, acquired in-process research and development (“IPR&D”) intangibles and trade name intangibles assets with indefinite-lives. The Company determined there was no impairment associated with goodwill or trade name intangibles. The Company recorded a $7.5 million impairment charge related to certain IPR&D assets acquired in the Arrow acquisition. No impairments were recognized during the Company’s annual impairment assessment in the second quarter of 2010. Due to changes in market conditions in certain international locations and forecasted performance of certain products not yet launched, the Company performed off-cycle impairment reviews and recorded impairment charges related to certain acquired IPR&D assets of $95.3 million and $28.6 million during the fourth quarter of 2011 and 2010, respectively.

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

Upon successful completion of each project and approval of the product, Watson will make a separate determination of useful life of the intangible, transfer the amount to currently marketed products and amortization expense will be recorded over the estimated useful life.

Recognizing and Measuring Assets Acquired and Liabilities Assumed in Business Combinations at Fair Value

We account for acquired businesses using the purchase method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Beginning in 2009, amounts allocated to IPR&D are included on the balance sheet (refer to discussion above in “Goodwill and Intangible Assets with Indefinite Lives”). Intangible assets, including IPR&D assets upon successful completion of the project and approval of the product, are amortized on a straight-line basis to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amount of amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

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

In June 2011, the FASB issued a final standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option to present items of other comprehensive income in the statement of changes in equity. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. The Company adopted this standard for the annual period ended December 31, 2011 with retroactive application to the annual periods ended December 31, 2010 and 2009. The Company elected to present net income and other comprehensive income in two separate, but consecutive, statements of net income and other comprehensive income. As this standard related only to the presentation of other comprehensive income, the adoption of this accounting standard did not have an impact on the Company’s consolidated financial statements.

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

Investment Risk

As of December 31, 2011, our total holdings in equity securities of other companies, including equity method investments were $44.0 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio and our floating rate debt. Our cash is invested in bank deposits and A-rated or better money market mutual funds.

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

At December 31, 2011, we had no outstanding borrowings under our Revolving Credit Facility. Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our other notes payable approximated their carrying values on December 31, 2011. As of December 31, 2011, the fair value of our Senior Notes was $107.7 million greater than the carrying value. Generally changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our debt would not be material on our financial condition, results of operations or cash flows.

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the years ended December 31, 2011, 2010 or 2009, respectively.

At this time, we have no material commodity price risks.

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is contained in the financial statements set forth in Item 15 (a) under the caption “ Consolidated Financial Statements and Supplementary Data “ as a part of this Annual Report on Form 10-K.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2011.

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

On May 25, 2011, the Company completed the acquisition of Specifar. Due to the close proximity of the completion date of the Specifar acquisition to the date of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, management excluded the Specifar business from its assessment of internal control over financial reporting. Specifar, a wholly owned subsidiary of the Company, represents 3% of the total assets (excluding amounts resulting from purchase price allocation) and 1% of net revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15(a)(1) of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2011, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have filed with the New York Stock Exchange the most recent annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Watson required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2011 Annual Meeting of Stockholders to be held on May 11, 2012 (our “2012 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee section of our 2012 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

Below are our executive officers as of February 14, 2012:

Name	Age	Principal Position with Registrant
Paul M. Bisaro	51	President and Chief Executive Officer
Sigurdur O. Olafsson	43	Executive Vice President, Global Generics
G. Frederick Wilkinson	55	Executive Vice President, Global Brands
Albert Paonessa, III	51	Executive Vice President, Chief Operating Officer, Distribution Division
Robert A. Stewart	44	Executive Vice President, Global Operations
R. Todd Joyce	54	Executive Vice President, Chief Financial Officer
David A. Buchen	47	Executive Vice President, General Counsel, and Secretary
Charles M. Mayr	55	Senior Vice President, Corporate Affairs

Paul M. Bisaro

Paul M. Bisaro, age 51, has served as President and Chief Executive Officer since September 2007. Prior to joining Watson, Mr. Bisaro was President and Chief Operating Officer of Barr Pharmaceuticals, Inc. (“Barr”) from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel and from 1997 to 1999 served in various additional capacities including Senior Vice President — Strategic Business Development. Prior to joining Barr, he was associated with the law firm Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds from 1989 to 1992. Mr. Bisaro also served as a Senior Consultant with Arthur Andersen & Co. Mr. Bisaro received his undergraduate degree in General Studies from the University of Michigan in 1983 and a Juris Doctor from Catholic University of America in Washington, D.C. in 1989.

Sigurdur O. Olafsson

Sigurdur O. Olafsson, age 43, was appointed Executive Vice President, Global Generics Division on September 1, 2010. Prior to joining Watson, Mr. Olafsson served as Chief Executive Officer of the Actavis Group from 2008 to 2010. From 2006 until 2008 Mr. Olafsson served as Deputy CEO of the Actavis Group and was CEO, Actavis Inc. U.S. and Chief Executive Corporate Development from 2003 to 2006, where he led Actavis’ sales and marketing organization. Prior to joining Actavis, he held a number of senior positions with Pfizer’s Global Research and Development organization in both the U.S. and the U.K. from 1998 to 2003. Prior to joining Pfizer, he served as Head of Drug Development for Omega Farma in Iceland for four years. Mr. Olafsson has a M.S. in Pharmacy (Cand Pharm) from the University of Iceland.

G. Frederick Wilkinson

G. Frederick Wilkinson, age 55, was appointed Executive Vice President, Global Brands on September 21, 2009. Prior to joining Watson, Mr. Wilkinson was President and Chief Operating Officer of Duramed Pharmaceuticals, Inc. the proprietary products subsidiary of Barr from 2006 to 2009. Prior to joining Duramed Pharmaceuticals, Inc., he was President and Chief Executive Officer of Columbia Laboratories, Inc. from 2001 to 2006. From 1996 to 2001, Mr. Wilkinson was Senior Vice President and Chief Operating Officer of

Watson Pharmaceuticals, Inc. Prior to joining Watson, he spent sixteen years at Sandoz in numerous senior management positions of increasing responsibility. Mr. Wilkinson received his M.B.A. from Capital University in 1984 and his B.S. in Pharmacy from Ohio Northern University in 1979. Mr. Wilkinson serves as the Company designee on the Board of Directors for Columbia Laboratories, Inc. and for Moksha8 Inc.

Albert Paonessa III

Albert Paonessa, age 51, has served as our Executive Vice President, Chief Operating Officer of Anda, our Distribution company following our acquisition of Andrx. Mr. Paonessa was appointed Anda Executive Vice President and Chief Operating Officer in August 2005 and had been with Anda since Andrx acquired VIP in March 2000. From March 2000 through January 2002, Mr. Paonessa was Vice President, Operations of VIP. In January 2002, he became Vice President, Information Systems at Anda and in January 2004 was appointed Senior Vice President, Sales at Anda. Mr. Paonessa received a B.A. from Bowling Green State University in 1983.

Robert A. Stewart

Robert A. Stewart, age 44, was appointed Executive Vice President, Global Operations on August 3, 2010. Mr. Stewart joined Watson in November 2009 as Senior Vice President, Global Operations. Prior to joining Watson, Mr. Stewart held various positions with Abbott Laboratories, Inc. from 2002 until 2009 where he most recently served as Vice President, Global Supply Chain. From 2005 until 2008, he served as Divisional Vice President, Quality Assurance and prior to this position served as Divisional Vice President for U.S./Puerto Rico and Latin America Plant Operations as well as Director of Operations for Abbott’s Whippany plant. Prior to joining Abbott Laboratories, Inc., he worked for Knoll Pharmaceutical Company from 1995 to 2001 and Hoffman La-Roche Inc. Mr. Stewart received B.S. degrees in Business Management / Finance in 1994 from Fairleigh Dickinson University.

R. Todd Joyce

R. Todd Joyce, age 54, was appointed Executive Vice President, Chief Financial Officer of Watson on March 9, 2011. Mr. Joyce served as Senior Vice President, Chief Financial Officer from October 2009 to March 2011. Mr. Joyce joined Watson in 1997 as Corporate Controller, and was named Vice President, Corporate Controller and Treasurer in 2001. During the periods October 2006 to November 2007 and from July 2009 until his appointment as Chief Financial Officer, Mr. Joyce served as interim Principal Financial Officer. Prior to joining Watson, Mr. Joyce served as Vice President of Tax from 1992 to 1996 and as Vice President of Tax and Finance from 1996 until 1997 at ICN Pharmaceuticals. Prior to ICN Pharmaceuticals, Mr. Joyce served as a Certified Public Accountant with Coopers & Lybrand and Price Waterhouse. Mr. Joyce received a B.S. in Business Administration from the University of North Carolina at Chapel Hill in 1983 and a M.S. in Taxation from Golden State University in 1992.

David A. Buchen

David A. Buchen, age 47, was appointed Executive Vice President, General Counsel and Secretary on March 9, 2011. Mr. Buchen served as Senior Vice President, General Counsel and Secretary from November 2002 to March 2011. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkeley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Charles M. Mayr

Charles M. Mayr, age 55, was appointed Senior Vice President, Corporate Affairs of Watson effective September 2009. Prior to joining Watson, Mr. Mayr operated an advertising and public relations consulting company, serving such clients as Watson, the Generic Pharmaceuticals Association, Barr Pharmaceuticals, Inc. and a variety of professional associations and consumer products and service companies. Prior to starting his consultancy business, he served as director of corporate communications for Barr. Prior to joining Barr, he served as director of global communications for Sterling Drug Inc., the global brand and consumer health products pharmaceutical subsidiary of Kodak. Mr. Mayr began his career as a broadcast and print journalist and has a B.A. in journalism from New York University.

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

Code of Ethics

Watson has adopted a Code of Conduct that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is posted on our Internet website at www.watson.com. Any person may request a copy of our Code of Conduct by contacting us at Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054, Attn: Secretary. Any amendments to or waivers from the Code of Conduct will be posted on our website at www.watson.com under the caption “Corporate Governance” within the Investors section of our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning executive and director compensation, and concerning our compensation committee and the compensation committee report for Watson required under this Item is incorporated herein by reference to the “Compensation Discussion and Analysis” section of our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters and the equity compensation plan information required under this Item is incorporated herein by reference to the “Beneficial Ownership of Stockholders, Directors and Executive Officers” and “Equity Compensation Plan Information as of December 31, 2011” sections of our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” and “Director Independence” sections of our 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference to the “Audit Fees” section of our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements and Supplementary Data

2.	Financial Statement Schedule

Page
Schedule II — Valuation and Qualifying Accounts	F-52

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

Date: February 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL M. BISARO	President, Chief Executive Officer	February 15, 2012
Paul M. Bisaro	and Director

/s/ R. TODD JOYCE	Executive Vice President—Chief	February 15, 2012
R. Todd Joyce	Financial Officer (Principal Financial Officer)

/s/ ANRREW L. TURNER	Chairman	February 15, 2012

Andrew L. Turner

/s/ CHRISTOPHER W. BODINE	Director	February 15, 2012

Christopher W. Bodine

/s/ MICHAEL J. FEDIDA	Director	February 15, 2012

Michael J. Fedida

/s/ MICHEL J. FELDMAN	Director	February 15, 2012

Michel J. Feldman

/s/ ALBERT F. HUMMEL	Director	February 15, 2012

Albert F. Hummel

/s/ CATHERINE M. KLEMA	Director	February 15, 2012

Catherine M. Klema

/s/ JACK MICHELSON	Director	February 15, 2012

Jack Michelson

/s/ TONY S. TABATZNIK	Director	February 15, 2012

Tony S. Tabatznik

/s/ RONALD R. TAYLOR	Director	February 15, 2012

Ronald R. Taylor

/s/ FRED G. WEISS	Director	February 15, 2012

Fred G. Weiss

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Watson Pharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Watson Pharmaceuticals, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule, and the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (“Specifar”) from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011. We have also excluded Specifar from our audit of internal control over financial reporting. Specifar is a wholly-owned subsidiary whose total assets and total revenues represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, NJ

February 15, 2012

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$209.3	$282.8
Marketable securities	14.9	11.1
Accounts receivable, net	1,165.7	560.9
Inventories, net	889.4	631.0
Prepaid expenses and other current assets	122.3	134.2
Deferred tax assets	168.1	166.7

Total current assets	2,569.7	1,786.7
Property and equipment, net	713.7	642.3
Investments and other assets	71.3	84.5
Deferred tax assets	21.7	13.0
Product rights and other intangibles	1,613.6	1,632.0
Goodwill	1,708.3	1,528.1

Total assets	$6,698.3	$5,686.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,535.4	$741.1
Income taxes payable	106.7	39.9
Short-term debt and current portion of long-term debt	184.5	—
Deferred revenue	12.8	18.9
Deferred tax liabilities	0.1	8.1

Total current liabilities	1,839.5	808.0
Long-term debt	848.5	1,016.1
Deferred revenue	17.0	18.2
Other long-term liabilities	72.7	183.1
Other taxes payable	79.0	65.1
Deferred tax liabilities	279.1	313.5

Total liabilities	3,135.8	2,404.0

Commitments and contingencies
Equity:
Preferred Stock; no par value per share; 2.5 million shares authorized	—	—
Common stock; $0.0033 par value per share; 500.0 million shares authorized, 137.1 million and 135.5 million shares issued and 127.2 million and 125.8 million shares outstanding, respectively	0.4	0.4
Additional paid-in capital	1,881.0	1,771.8
Retained earnings	2,085.4	1,824.5
Accumulated other comprehensive income (loss)	(76.5)	(2.5)
Treasury stock, at cost; 10.0 million and 9.7 million shares held, respectively	(326.7)	(312.5)

Total stockholders’ equity	3,563.6	3,281.7
Noncontrolling interest	(1.1)	0.9

Total equity	3,562.5	3,282.6

Total liabilities and equity	$6,698.3	$5,686.6

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net revenues	$4,584.4	$3,566.9	$2,793.0

Operating expenses:
Cost of sales (excludes amortization, presented below)	2,564.9	1,998.5	1,596.8
Research and development	295.4	296.1	197.3
Selling and marketing	401.8	320.0	263.1
General and administrative	353.1	436.1	257.1
Amortization	354.3	180.0	92.6
Loss on asset sales and impairments, net	78.7	30.8	2.2

Total operating expenses	4,048.2	3,261.5	2,409.1

Operating income	536.2	305.4	383.9

Non-Operating income (expense):
Interest income	2.1	1.6	5.0
Interest expense	(81.8)	(84.1)	(34.2)
Other income (expense), net	(0.5)	27.7	7.9

Total other income (expense), net	(80.2)	(54.8)	(21.3)

Income before income taxes and noncontrolling interest	456.0	250.6	362.6
Provision for income taxes	196.9	67.3	140.6

Net income	259.1	183.3	222.0
Loss attributable to noncontrolling interest	1.8	1.1	—

Net income attributable to common shareholders	$260.9	$184.4	$222.0

Earnings per share attributable to common shareholders:
Basic	$2.10	$1.51	$2.11

Diluted	$2.06	$1.48	$1.96

Weighted average shares outstanding:
Basic	124.5	122.4	105.0

Diluted	126.5	124.2	116.4

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2011	2010	2009
Net income	$259.1	$183.3	$222.0
Other comprehensive income (loss)
Foreign currency translation gains (losses)	(64.9)	(11.5)	1.8
Unrealized gains (losses) on securities, net of tax	(8.3)	8.1	2.0
Reclassification for (gains) losses included in net income, net of tax	(0.8)	(1.0)	1.3

Total other comprehensive income (loss), net of tax	(74.0)	(4.4)	5.1

Comprehensive income	185.1	178.9	227.1
Comprehensive loss attributable to noncontrolling interest	1.8	1.1	—

Comprehensive income attributable to common shareholders	$186.9	$180.0	$227.1

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$259.1	$183.3	$222.0

Reconciliation to net cash provided by operating activities:
Depreciation	93.6	101.9	96.4
Amortization	354.3	180.0	92.6
Provision for inventory reserve	44.4	50.0	51.0
Share-based compensation	39.8	23.5	19.1
Deferred income tax benefit	(126.9)	(118.3)	(19.0)
Losses on equity method investments	4.5	—	—
(Gain) loss on sale of securities	(0.8)	(27.3)	1.1
Loss on asset sales and impairment, net	76.3	29.8	2.6
Increase in allowance for doubtful accounts	2.3	9.5	3.4
Accretion of preferred stock and contingent payment consideration	14.6	38.4	2.2
Excess tax benefit from stock-based compensation	(14.6)	—	—
Other, net	(0.2)	11.3	(7.6)
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(590.9)	(57.1)	(108.2)
Inventories	(282.2)	10.5	(82.2)
Prepaid expenses and other current assets	43.5	55.4	9.1
Accounts payable and accrued expenses	671.8	96.5	72.0
Deferred revenue	(8.7)	(10.6)	2.0
Income and other taxes payable	85.5	(20.8)	16.9
Other assets and liabilities	(33.4)	15.0	3.4

Total adjustments	372.9	387.7	154.8

Net cash provided by operating activities	632.0	571.0	376.8

Cash Flows From Investing Activities:
Additions to property and equipment	(126.7)	(56.6)	(55.4)
Additions to product rights and other intangibles	(18.7)	(10.9)	(16.5)
Additions to marketable securities	(10.0)	(5.5)	(8.0)
Additions to long-term investments	(3.6)	(43.7)	—
Proceeds from sale of property and equipment	6.7	2.7	3.0
Proceeds from sales of marketable securities	5.3	9.5	9.0
Proceeds from sale of investments	0.8	95.4	—
Acquisition of business, net of cash acquired	(575.1)	(67.5)	(968.2)
Other investing activities, net	2.3	2.5	—

Net cash used in investing activities	$(719.0)	$(74.1)	$(1,036.1)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	$—	$—	$1,109.9
Proceeds from borrowings on credit facility	400.0	—	—
Principal payments on debt	(428.8)	(459.7)	(786.6)
Proceeds from stock plans	54.9	54.7	33.4
Payment of contingent consideration	(4.5)	—	—
Repurchase of common stock	(14.2)	(6.3)	(3.6)
Acquisition of noncontrolling interest	(5.6)	—	—
Excess tax benefit from stock-based compensation	14.6	—	—

Net cash provided by (used in) financing activities	16.4	(411.3)	353.1

Effect of currency exchange rate changes on cash and cash equivalents	(2.9)	(4.2)	—

Net (decrease) increase in cash and cash equivalents	(73.5)	81.4	(306.2)
Cash and cash equivalents at beginning of period	282.8	201.4	507.6

Cash and cash equivalents at end of period	$209.3	$282.8	$201.4

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$48.9	$49.4	$17.3

Income taxes, net of refunds	$223.4	$193.9	$142.7

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
BALANCE, January 1, 2009	114.1	$0.4	$995.9	$1,418.1	$(3.2)	(9.5)	$(302.6)	$2,108.6
Comprehensive income:
Net income attributable to common shareholders	—	—	—	222.0	—	—	—	222.0
Other comprehensive income (loss), net of tax	—	—	—	—	5.1	—	—	5.1

Total comprehensive income								227.1
Share-based compensation	—	—	19.1	—	—	—	—	19.1
Common stock issued under employee stock plans	2.0	—	33.4	—	—	—	—	33.4
Common stock issued on acquisition	16.9	—	636.2	—	—	—	—	636.2
Tax benefits from exercise of options	—	—	2.3	—	—	—	—	2.3
Repurchase of common stock	—	—	—	—	—	(0.1)	(3.6)	(3.6)

BALANCE, December 31, 2009	133.0	$0.4	$1,686.9	$1,640.1	$1.9	(9.6)	$(306.2)	$3,023.1
Comprehensive income:
Net income attributable to common shareholders	—	—	—	184.4	—	—	—	184.4
Other comprehensive income (loss), net of tax	—	—	—	—	(4.4)	—	—	(4.4)

Total comprehensive income								180.0
Share-based compensation	—	—	23.5	—	—	—	—	23.5
Common stock issued under employee stock plans	2.5	—	54.7	—	—	—	—	54.7
Tax benefits from exercise of options	—	—	6.7	—	—	—	—	6.7
Repurchase of common stock	—	—	—	—	—	(0.1)	(6.3)	(6.3)

BALANCE, December 31, 2010	135.5	$0.4	$1,771.8	$1,824.5	$(2.5)	(9.7)	$(312.5)	$3,281.7
Comprehensive income:
Net income attributable to common shareholders	—	—	—	260.9	—	—	—	260.9
Other comprehensive income (loss), net of tax	—	—	—	—	(74.0)	—	—	(74.0)

Total comprehensive income								186.9
Share-based compensation	—	—	39.8	—	—	—	—	39.8
Common stock issued under employee stock plans	1.6	—	54.8	—	—	—	—	54.8
Tax benefits from exercise of options	—	—	14.6	—	—	—	—	14.6
Repurchase of common stock	—	—	—	—	—	(0.3)	(14.2)	(14.2)

BALANCE, December 31, 2011	137.1	$0.4	$1,881.0	$2,085.4	$(76.5)	(10.0)	$(326.7)	$3,563.6

See accompanying Notes to Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business

Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacturing, marketing, sale and distribution of brand and generic pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in the United States of America (“U.S.”) and in key international markets including Europe, Canada, Australasia, South America and South Africa.

Acquisition of Specifar

On May 25, 2011, Watson purchased all of the outstanding equity of Paomar PLC (Paomar). Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”), a company organized under the laws of Greece. Specifar develops, manufactures and markets generic pharmaceuticals. Specifar also out-licenses generic pharmaceutical products, primarily in Europe. Specifar has a commercial presence in the Greek branded-generics pharmaceuticals market and owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”), a company that markets branded-generic pharmaceutical products in the Greek market. Specifar maintains an internationally approved manufacturing facility located near Athens, Greece and is constructing a new facility located outside of Athens which will expand manufacturing capacity. Specifar’s pipeline of products includes a generic tablet version of Nexium® (esomeprazole). Specifar’s results are included in the Global Generics segment, as of the acquisition date. For additional information on the Specifar acquisition, refer to “NOTE 4 – Acquisitions and Divestitures”.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions. We have revised our consolidated balance sheet as of December 31, 2010 to reclassify deferred tax assets and liabilities. This revision does not impact the consolidated statement of operations, the consolidated statement of cash flows, net working capital or debt covenants for any period and is not considered material to the previously issued financial statements. During 2011, we noted that certain deferred tax assets/deferred tax liabilities were misclassified on the balance sheet as a result of improperly applying the jurisdictional netting rules as of December 31, 2010. We have therefore revised our balance sheet as of December 31, 2010 by decreasing current deferred tax assets by $12.7 million and decreasing non-current deferred tax assets by $128.0 million, decreasing current deferred tax liabilities by $12.7 million and decreasing long-term deferred tax liabilities by $128.0 million.

Our consolidated financial statements include the financial results of Specifar subsequent to the Acquisition Date.

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to the determination of sales returns and allowances (“SRA”) for accounts receivable and accrued liabilities, valuation of inventory balances, the determination of useful lives for intangible assets, the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment and recognition and measurement

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of assets acquired and liabilities assumed in business combinations at fair value. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. The Company’s actual results could differ materially from those estimates.

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

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, our $450.0 million aggregate principal amount of 5.000% notes due August 14, 2014 (the “2014 Notes”) and $400.0 million aggregate principal amount of 6.125% notes due August 14, 2019 (the “2019 Notes”) (together the “Senior Notes”) and our credit agreement with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndicate of banks establishing a senior unsecured revolving credit facility (the “Revolving Credit Facility”). The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded and not accounted for under the equity method are based on quoted market prices. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates. At December 31, 2011, the fair value of our Senior Notes was approximately $107.7 million greater than the carrying value.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Included in inventory at December 31, 2011 and 2010 was approximately $6.8 million and $4.6 million, respectively, of inventory that was pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. Costs associated with internally

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developed software are accounted for in accordance with the guidance for the treatment of costs associated with computer software development that defines those costs to be capitalized and those to be expensed. The Company capitalizes interest on qualified construction projects. At the time property and equipment are retired from service, the cost and accumulated depreciation is removed from the respective accounts.

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

Goodwill and Intangible Assets with Indefinite-Lives

We test goodwill and intangible assets with indefinite-lives for impairment annually at the end of the second quarter by comparing the fair value of each of the Company’s reporting units to the respective carrying value of the reporting units. Additionally, we perform impairment testing when events occur that could potentially reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units have been identified by Watson as Global Generics, Global Brands and Distribution. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units.

Goodwill is considered impaired if the carrying amount of the net assets exceeds the fair value of the reporting unit. Impairment, if any, would be recorded in operating income and this could result in a material reduction in net income and earnings per share. During the second quarter of 2011, the Company performed its annual impairment assessment of goodwill, acquired in-process research and development (“IPR&D”) intangibles and trade name intangibles assets with indefinite-lives. The Company determined there was no

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment associated with goodwill or trade name intangibles. The Company recorded a $7.5 million impairment charge related to certain IPR&D assets acquired in the Arrow acquisition. No impairments were recognized during the Company’s annual impairment assessment in the second quarter 2010.

IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that we have acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. Changes in these assumptions or uncertainties could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results. Due to changes in market conditions in certain international locations and forecasted performance of certain products not yet launched, the Company performed off-cycle impairment reviews and recorded impairment charges related to certain acquired IPR&D assets of $95.3 million and $28.6 million during the fourth quarter of 2011 and 2010, respectively. (Refer to “Note 8 — Goodwill, Product Rights and Other Intangibles” for additional details.)

Upon successful completion of each project and launch of the product, the Company makes a determination of the useful life of the intangible, transfers the amount to currently marketed products (“CMP”) and amortizes the asset over its estimated useful life.

Contingent Consideration

Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured at each reporting period with any adjustments in fair value included in our consolidated statement of operations. (Refer to “Note 15 — Fair Value Measurements” for additional details regarding the fair value of contingent consideration.)

Revenue Recognition

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. Revenues recognized from research, development and licensing agreements (including milestone receipts) are recorded on the “contingency-adjusted performance model” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met. Under this model, revenue related to each payment is recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to earning and/or receiving the milestone amount (i.e., removal of any contingency). The amount of revenue recognized is based on the ratio of costs incurred to date to total estimated cost to be incurred. In certain circumstances, it may be appropriate to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. Royalty and commission revenue is recognized in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and revenue can be reasonably measured.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. In addition, certain SRA balances are included in accounts payable and accrued liabilities. Accounts receivable are presented net of SRA balances of $556.3 million and $320.5 million at December 31, 2011 and 2010, respectively. Accounts payable and accrued liabilities include $250.5 million and $106.5 million at December 31, 2011 and 2010, respectively, for certain rebates and other amounts due to indirect customers.

The following table summarizes the activity in the Company’s major categories of SRA (in millions):

			Returns and Other	Cash
	Chargebacks	Rebates	Allowances	Discounts	Total
Balance at December 31, 2008	$120.6	$125.8	$69.5	$12.3	$328.2
Add: Arrow Acquisition	5.3	37.0	11.3	1.5	55.1
Provision related to sales in 2009	1,169.0	415.1	183.8	72.8	1,840.7
Credits and payments	(1,177.5)	(389.5)	(167.1)	(71.3)	(1,805.4)

Balance at December 31, 2009	117.4	188.4	97.5	15.3	418.6
Provision related to sales in 2010	1,175.5	755.0	206.5	90.5	2,227.5
Credits and payments	(1,192.1)	(723.5)	(214.7)	(88.8)	(2,219.1)

Balance at December 31, 2010	100.8	219.9	89.3	17.0	427.0
Provision related to sales in 2011	1,308.1	1,113.2	306.6	120.5	2,848.4
Credits and payments	(1,248.0)	(844.1)	(273.9)	(102.6)	(2,468.6)

Balance at December 31, 2011	$160.9	$489.0	$122.0	$34.9	$806.8

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Shipping and Handling Costs

The Company records shipping and handling costs in selling and marketing expenses. These expenses were $72.9 million, $66.5 million and $51.9 million in 2011, 2010 and 2009, respectively.

Concentration of Major Customers and Suppliers

For the year ended December 31, 2011, the Company’s three largest customers accounted for 16%, 14%, and 8%, individually, of the Company’s net revenues. For the year ended December 31, 2010, the Company’s three largest customers accounted for 14%, 11%, and 6%, individually, of the Company’s net revenues. For the year ended December 31, 2009, the Company’s three largest customers accounted for 13%, 11%, and 9%, individually, of the Company’s net revenues. No other individual customers accounted for more than 10% of net revenues.

Our accounts receivable primarily arise from product sales in North America and Europe and primarily represent amounts due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries, public hospitals and other government entities. Approximately 68% and 52% of the gross accounts receivable balance consists of amounts due from our four largest customers at December 31, 2011 and 2010, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. We monitor economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and our business, especially in light of sovereign credit issues. While the credit and economic conditions within Greece have deteriorated, our net accounts receivable balances from product sales in Greece are not material. We continue to monitor these conditions, including the length of time that it takes to collect on our accounts receivable outstanding in Greece.

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Third-party manufactured products accounted for approximately 49%, 33% and 38% of our Global Generics and Global Brands product net revenues in 2011, 2010 and 2009, respectively.

Research and Development Activities

R&D activities are expensed as incurred and consist of self-funded R&D costs and the costs associated with work performed under collaborative R&D agreements. R&D expenses include direct and allocated expenses. R&D expenses incurred under collaborative agreements were approximately $21.5 million, $11.1 million and $6.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is composed of unrealized gains (losses) on certain holdings of publicly traded equity securities, net of realized gains (losses) included in net income and foreign currency translation adjustments.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
EPS — basic
Net income attributable to common shareholders	$260.9	$184.4	$222.0

Basic weighted average common shares outstanding	124.5	122.4	105.0

EPS — basic	$2.10	$1.51	$2.11

EPS — assuming dilution
Net income attributable to common shareholders	$260.9	$184.4	$222.0
Add: Interest expense on CODES, net of tax	—	—	5.5

Net income, adjusted	$260.9	$184.4	$227.5

Basic weighted average common shares outstanding	124.5	122.4	105.0
Effect of dilutive securities:
Conversion of CODES	—	—	10.1
Dilutive stock awards	2.0	1.8	1.3

Diluted weighted average common shares outstanding	126.5	124.2	116.4

EPS — diluted	$2.06	$1.48	$1.96

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock awards to purchase 0.1 million, 1.1 million and 3.5 million common shares in 2011, 2010 and 2009, respectively, were outstanding but not included in the computation of diluted EPS because the awards were anti-dilutive.

Share-based Compensation

The Company issues non-vested shares in the form of restricted stock and restricted stock units under its long-term equity incentives program. Prior to 2008, we awarded stock options with an exercise price equal to the closing price of our common stock on the day the award was granted. Non-vested shares granted to employees and directors are valued at the market price of the shares on the date of grant. Share-based compensation expense recognized during a period is based on the value of the portion of share-based awards that are expected to vest with employees. That is, share-based compensation expense is reduced for estimated future forfeitures. These estimates are revised in future periods if actual forfeitures differ from the estimates. Changes in forfeiture estimates impact compensation expense in the period in which the change in estimate occurs.

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

In June 2011, the FASB issued a final standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The new standard eliminates the option to present items of other comprehensive income in the statement of changes in equity. The new requirements do not change which components of comprehensive income are recognized in net income or other comprehensive income, or when an item of other comprehensive income must be reclassified to net income. Also, earnings per share computations do not change. The new requirements are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. The Company adopted this standard for the annual period ended December 31, 2011 with retroactive application to the annual periods ended December 31, 2010 and 2009. The Company elected to present net income and other comprehensive income in two separate, but consecutive, statements of net income and other comprehensive income. As this standard related only to the presentation of other comprehensive income, the adoption of this accounting standard did not have an impact on the Company’s consolidated financial statements.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE 3 — Share-Based Compensation

As indicated above, the Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on market price of the shares on the date of grant. A summary of the Company’s share-based compensation plans is presented below.

Equity Award Plans

The Company has adopted several equity award plans, all of which have been approved by the Company’s shareholders that authorize the granting of options, restricted stock and other forms of equity awards of the Company’s common shares subject to certain conditions. At December 31, 2011, the Company had reserved 8.0 million of its common shares for issuance of share-based compensation awards under the Company’s equity award plans.

Option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. Beginning in 2005, the Compensation Committee of the Board of Directors of the Company (the “Board”) authorized and issued restricted stock and restricted stock units to the Company’s employees, including its executive officers and certain non-employee directors (the “Participants”) under the Company’s equity compensation plans. The restricted stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options that give Participants the right to purchase stock at a set price. Certain restricted stock units are performance-based issued at a target number with the actual number of restricted shares issued ranging based on achievement of the performance criteria. Restricted stock awards are grants that entitle the holder to shares of common stock subject to certain terms. Restricted stock awards generally have restrictions eliminated over a one to four year period. Restrictions generally lapse for non-employee directors after one year. Restrictions generally lapse for employees over a two to four year period. The fair value of restricted stock grants is based on the market price of our common stock on the respective grant dates. Restricted stock compensation is being amortized and charged to operations over the same period as the restrictions are eliminated for the Participants.

Share-Based Compensation

Share-based compensation expense recognized in the Company’s results of operations for the years ended December 31, 2011, 2010 and 2009 was $39.8 million, $23.5 million and $19.1 million, respectively. Share-based compensation capitalized to inventory was $3.6 million, $3.6 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 4 — Acquisitions and Divestitures

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”). In accordance with the terms of the Stock Purchase Agreement, the Company acquired all the outstanding equity of Paomar for the following consideration:

•	The payment of cash totaling €400.0 million, or $561.7 million at closing, subject to a net working capital adjustment of €1.5 million, or approximately $2.2 million.

•

Certain contingent consideration (not to exceed an aggregate total of €40.0 million) based on the gross profits on sales of the generic tablet version of Nexium® (esomeprazole) developed by Specifar during its first five years of sales in countries including major markets in Europe, Asia and Latin America, as well as in Canada. For additional information on the contingent payment, refer to “Note 11–Fair Value Measurements”.

Through the acquisition, Watson gains a generic pharmaceuticals product development company that develops and out-licenses generic pharmaceutical products primarily in Europe. In addition, the acquisition enhances the Company’s commercial presence in key European markets by providing a portfolio of products and provides a commercial presence in the branded-generic Greek pharmaceuticals market, including the Specifar and Alet brands of products. Specifar maintains an internationally approved manufacturing facility located near Athens, Greece and is constructing a new facility located outside of Athens, which will expand manufacturing capacity. Specifar’s pipeline of products includes a generic tablet version of Nexium® (esomeprazole). Watson funded the transaction using cash on hand and borrowings from the Company’s 2006 Credit Facility. Specifar results are included in the Global Generics segment subsequent to the acquisition date.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

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

The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date, with the excess being allocated to goodwill (in millions):

Amount
Cash and cash equivalents	$0.6
Accounts receivable	20.6
Inventories	27.1
Other current assets	9.3
Property, plant & equipment	65.1
IPR&D intangible assets	164.3
Intangible assets	265.1
Goodwill	195.1
Other assets	5.6
Current liabilties	(28.4)
Long-term deferred tax and other tax liabilities	(94.6)
Long-term debt	(27.9)
Other long-term liabilities	(42.4)

Net assets acquired	$559.5

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2011, the Company paid and retired $28.8 million in long-term debt assumed in the Specifar Acquisition.

Inventories

The fair value of inventories acquired includes a step-up in the value of inventories of approximately $10.0 million, which was fully-amortized to cost of sales during 2011.

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

Goodwill Allocation

Among the primary reasons the Company entered into the Specifar Acquisition and factors that contributed to a purchase price allocation resulting in the recognition of goodwill were a history of operating margins and profitability, a strong R&D organization and expanded commercial footprint on a global basis, which will enable Watson to expand its product offerings. The goodwill recognized from the Specifar Acquisition is not deductible for tax purposes. All goodwill from the Specifar Acquisition was assigned to the Global Generics segment.

Contingent Consideration

The Company’s purchase price allocation determined the fair value of the contingent consideration obligation to be $35.5 million based on a probability-weighted income approach derived from revenue estimates and post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were discounted using an effective annual interest rate of 8.5%. At each reporting date, the Company adjusts the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. Accretion expense related to the increase in the net present value of the contingent liability is included in interest expense for the period. During the year ended December 31, 2011, the Company recorded in interest expense $1.9 million of interest accretion related to the esomeprazole contingent consideration.

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

Acquisition-Related Expenses

Included in general and administrative expenses for the year ended December 31, 2011 is acquisition costs totaling $6.5 million for advisory, legal and regulatory costs incurred in connection with the Specifar Acquisition.

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the Specifar Acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing in place at January 1, 2010 and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company (in millions, except per share amounts):

	Year Ended December 31,
(Unaudited)	2011	2010
Net revenues	$4,630.7	$3,675.9
Net income attributable to common shareholders	$269.8	$165.1
Earnings per share:
Basic	$2.17	$1.34
Diluted	$2.13	$1.32

Acquisition of Crinone® and Progesterone Vaginal Gel 8% Assets from Columbia Laboratories, Inc. (“Columbia”)

On July 2, 2010, the Company completed the acquisition of the U.S. rights to Columbia products Crinone® and progesterone vaginal gel 8% (“progesterone gel”) and acquired 11.2 million shares of Columbia’s common stock, representing approximately a 13% ownership share, for initial cash consideration of $62.0 million and additional payments up to $45.5 million contingent upon the successful completion of certain clinical and regulatory milestones and certain other contingent obligations based on future sales of $19.3 million. As of December 31, 2011, the Company paid Columbia $5.0 million of the contingent obligation based upon the successful submission of a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (FDA”) for progesterone gel. On January 20, 2012, the Advisory Committee for Reproductive Health Drugs of the FDA (the “Advisory Committee”) voted to not recommend approval of the progesterone gel NDA and stated that more information was needed to support approval. While the FDA will consider recommendations of the Advisory Committee, FDA will make the final decision regarding the approval of the product. The FDA is expected to take

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action on the NDA by February 26, 2012. While we will continue to seek FDA approval of the product, we have reduced the value of our investment in the progesterone gel business and expected future contingent consideration to its estimated fair value as of December 31, 2011. Refer to “NOTE 10 — Other Long-Term Liabilities” for additional information on contingent consideration.

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

Refer to “NOTE 17 — Subsequent Events” for additional information on acquisitions.

NOTE 5 — Other Income

Other income consisted of the following (in millions):

	Years Ended December 31,
	2011	2010	2009
Gain (loss) on sale of securities	$0.8	$25.6	$(1.1)
Earnings (losses) on equity method investments	(4.5)	1.6	10.8
Loss on early extinguishment of debt	—	(0.5)	(2.0)
Other income (loss)	3.2	1.0	0.2

	$(0.5)	$27.7	$7.9

Gain (loss) on sale of securities

In March 2010, we completed the sale of our outstanding shares of Scinopharm for net proceeds of approximately $94.0 million, which resulted in a gain of $23.3 million.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — Balance Sheet Components

Selected balance sheet components consisted of the following (in millions):

	December 31,
	2011	2010
Inventories:
Raw materials	$219.2	$178.4
Work-in-process	55.7	38.4
Finished goods	655.0	465.6

	929.9	682.4
Less: Inventory reserves	40.5	51.4

Inventories, net	$889.4	$631.0

Property and equipment:
Machinery and equipment	$597.2	$570.4
Buildings and improvements	382.2	385.7
Research and laboratory equipment	108.7	106.9
Leasehold improvements	89.5	90.0
Furniture and fixtures	51.7	46.2
Land and land improvements	47.1	33.9
Construction in progress	131.1	32.5

Total property and equipment, at cost	1,407.5	1,265.6
Less accumulated depreciation	(693.8)	(623.3)

Total property and equipment, net	$713.7	$642.3

Accounts payable and accrued expenses:
Trade accounts payable	$755.9	$215.2
Proposed legal settlements	28.8	129.9
Accrued payroll and related benefits	121.4	88.7
Accrued third-party rebates	221.6	83.0
Royalties and sales agent payables	119.9	35.5
Current portion of contingent consideration obligations	128.3	28.9
Accrued indirect returns	28.9	23.5
Interest payable	17.8	17.6
Accrued severence, retention and other shutdown costs	7.2	20.0
Other accrued expenses	105.6	98.8

Total accounts payable and accrued expenses	$1,535.4	$741.1

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — Investments in Marketable Securities and Other Investments

Investments in marketable securities and other investments consisted of the following (in millions):

	December 31,
	2011	2010
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$4.9	$4.8
U.S. Treasury and agency securities — maturing within two years	10.0	5.5
Equity securities	—	0.8

Total marketable securities	$14.9	$11.1

Investments and other assets:
Equity method investments	$28.8	$63.2
Cost method and other long-term investments	0.3	0.3
Other assets	42.2	21.0

Total investments and other assets	$71.3	$84.5

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

The following table provides a summary of the fair value and unrealized gains (losses) related to Watson’s available-for-sale securities (in millions):

At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury and agency securities	$14.8	$0.1	$—	$14.9
Equity securities — current	—	—	—	—

Current	14.8	0.1	—	14.9
Equity securities — non-current	—	—	—	—

Total	$14.8	$0.1	$—	$14.9

At December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury and agency securities	$10.3	$—	$—	$10.3
Equity securities — current	—	0.8	—	0.8

Current	10.3	0.8	—	11.1
Equity securities — non-current	—	0.1	—	0.1

Total	$10.3	$0.9	$—	$11.2

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current Investments

The Company invests in U.S. Treasury and agency securities. These investments are included in marketable securities on the Company’s Consolidated Balance Sheets at December 31, 2011 and 2010. Current investments are classified as available-for-sale and are recorded at fair value based on quoted market prices.

Investment in Equity Method Investments

The Company’s equity method investments at December 31, 2011 consist of Columbia, Moksha8, and certain equity method investments in privately held companies acquired as part of Arrow Acquisition. (Refer to “NOTE 4 — Acquisition and Divestitures” for additional information on Columbia and Moksha8.)

In December 2011, the Company recorded a $7.6 million other-than-temporary impairment charge related to its equity method investment in Columbia due to the Advisory Committee’s January 20, 2012 vote to not recommend approval of the progesterone gel NDA.

On March 24, 2010, the Company sold its entire holdings of common shares in the equity of Scinopharm to Uni-President Enterprises Corporation. (Refer to “NOTE 4 — Acquisition and Divestitures” for additional information on Scinopharm).

The Company recorded net (losses) earnings from equity method investments of ($4.5) million, $1.6 million and $10.8 million in 2011, 2010 and 2009, respectively.

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

NOTE 8 — Goodwill, Product Rights and Other Intangibles

Goodwill for the Company’s reporting units consisted of the following (in millions):

	December 31,
	2011	2010
Global Brands segment	$371.6	$371.6
Global Generics segment	1,250.4	1,070.2
Distribution segment	86.3	86.3

Total goodwill	$1,708.3	$1,528.1

The increase in Global Generics segment goodwill in 2011 is primarily due to goodwill of $195.1 million recognized in connection with the Specifar acquisition. (Refer to “NOTE 4 — Acquisitions and Divestitures” for additional details.)

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets, where applicable, consisted of the following (in millions):

	December 31,
	2011	2010
Intangibles with definite lives:
Product rights and other related intangibles	$2,582.5	$2,049.7
Core technology	52.5	52.5
Customer relationships	49.1	49.1

	2,684.1	2,151.3
Less accumulated amortization	(1,566.0)	(1,211.1)

	1,118.1	940.2

Intangibles with indefinite lives:
IPR&D	419.3	615.6
Trade Name	76.2	76.2

	495.5	691.8

Total product rights and related intangibles, net	$1,613.6	$1,632.0

In May 2011, the Company acquired intangible assets in connection with the Specifar Acquisition of $429.4 million, including $265.1 million relating to CMP and $164.3 relating to IPR&D intangibles. CMP intangibles have been included in product rights and other related intangibles and will be amortized over a weighted average useful life.

In July 2010, the Company acquired intangible assets in connection with the acquisition of the U.S rights to certain Columbia products of $115.3 million, including $39.5 million relating to CMP and $75.8 million relating to IPR&D intangibles. CMP intangibles have been included in product rights and other related intangibles and will be amortized using a weighted average useful life.

During 2011 and 2010 approximately $250.4 million and $142.3 million of IPR&D intangibles were transferred to product rights and other related intangibles as products received regulatory approval. Amortization of these intangibles commenced upon product launch using a weighted average useful life.

Watson re-evaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company continually evaluates the appropriateness of useful lives assigned to long-lived assets, including product rights.

Due to changes in market conditions in certain international locations and forecasted performance of certain products not yet launched, the Company performed off-cycle impairment reviews and recorded impairment charges related to certain acquired IPR&D assets during 2011 and 2010. During 2011 and 2010, the Company recorded aggregate impairment charges of $102.8 million and $28.6 million, respectively, related to certain IPR&D assets acquired. The impairment charges in 2011 include $75.8 million related to IPR&D intangibles acquired in our acquisition of the progesterone gel business from Columbia and $27.0 million of IPR&D intangibles acquired in the Arrow Acquisition. In 2010, the Company recorded an impairment charge of $28.6 million related to IPR&D intangibles acquired in the Arrow Acquisition. These impairment charges result from the Company’s current estimates of the fair value of these IPR&D assets, based on updated forecasts, compared to their assigned fair values on the acquisition date. The fair value of acquired identifiable intangible assets generally is determined using an income approach, based on a forecast of all expected future net cash flows related to the asset which are adjusted to present value using appropriate discount rates. Forecasts used to determine fair values of IPR&D assets are based on appropriate assumptions which include, among other factors,

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the impact of changes to the development programs, the current competitive environment, the regulatory timeframes impacting future product launch dates and the risk associated with these assets.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and related over the next five years is estimated to be as follows (in millions):

Amount
2012	$358.7
2013	257.0
2014	235.7
2015	158.5
2016	72.5

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairments, accelerated amortization or other events.

NOTE 9 — Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,
	2011	2010
Senior Notes,
$450.0 million 5.000% notes due August 14, 2014 (the “2014 Notes”)	$450.0	$450.0
$400.0 million 6.125% notes due August 14, 2019 (the “2019 Notes”) together the “Senior Notes”	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(1.7)	(2.1)

Senior Notes, net	848.3	847.9
Mandatorily Redeemable Preferred Stock	183.2	166.4
Other notes payable	1.5	1.8

	1,033.0	1,016.1
Less: Current portion	184.5	—

Total long-term debt	$848.5	$1,016.1

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Committed borrowings under the Revolving Credit Facility bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurocurrency rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) prime rate as publicly announced by the Administrative Agent, or (c) one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is initially set at 0.25% for base rate loans and 1.25% for Eurocurrency rate loans. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is initially set at 0.15% of the unused portion of the Revolving Credit Facility. The Company is subject to, and, at December 31, 2011, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. The Revolving Credit Facility also imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. There was no outstanding balance under the Revolving Credit Facility at December 30, 2011.

2006 Credit Facility

In November 2006, the Company entered into the 2006 Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks. The 2006 Credit Facility provided an aggregate of $1.15 billion of senior financing to Watson, consisting of a $500.0 million revolving credit facility (“2006 Revolving Facility”)

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a $650.0 million senior term loan facility (“Term Facility”). The 2006 Credit Facility had a five-year term and was scheduled to mature in November 2011. In May 2011, the Company borrowed $250.0 million under the 2006 Revolving Facility to partially fund the Specifar acquisition as discussed in “Note 3 – ACQUISITIONS and DIVESTITURES”. On September 16, 2011, concurrent with executing the Revolving Credit Facility, the Company repaid the then amount outstanding and terminated the 2006 Revolving Facility.

Mandatorily Redeemable Preferred Stock

In connection with the Arrow Acquisition, on December 2, 2009, pursuant to the Purchase Agreement, Watson issued 200,000 shares of newly designed non-voting Series A Preferred Stock of Watson, having a stated value of $1,000 per share (the “Stated Value”), or an aggregate stated value of $200.0 million, which have been placed in an indemnity escrow account for a period of three years. The fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $150.0 million at Acquisition Date based on the mandatory redemption value of $200.0 million on December 2, 2012 using a discount rate of 9.63% per annum.

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

At December 31, 2011, the fair value of the Mandatorily Redeemable Preferred Stock was $183.2 million and was reported as short-term debt. At December 31, 2010, the fair value of the Mandatorily Redeemable

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock was $166.4 million and was reported as long-term debt. Accretion expense has been classified as interest expense. At December 31, 2011 and 2010, the unamortized accretion expense was $16.8 million and $33.6 million, respectively.

Fair Value of Outstanding Debt

As of December 31, 2011, the fair value of our Senior Notes was $107.7 million greater than the carrying value. Generally changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our debt would not be material on our financial condition, results of operations or cash flows.

Annual Debt Maturities

At December 31, 2011, annual maturities of long-term debt were as follows (in millions):

2013	0.2
2014	450.0
2019	400.0

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

NOTE 10 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	December 31,
	2011	2010
Atorvastatin contingent consideration liability	$128.5	$123.1
Columbia contingent consideration liability	8.6	75.4
Specifar contingent consideration liability	34.4	—
Other contingent consideration liabilities	10.1	—
Other long-term liabilities	19.4	13.5

	201.0	212.0
Less: Current portion included in accounts payable and accrued expenses	128.3	28.9

Total other long-term liabilities	$72.7	$183.1

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate to reflect the internal rate of return and incremental commercial uncertainty, major risks and uncertainties associated with the successful completion of the projects triggering the contingent obligation. At each reporting date, the Company revalues the contingent consideration obligation to

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated fair value and records changes in fair value as income or expense in our consolidated statement of operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. Accretion expense related to the increase in the net present value of the contingent liability is included in interest expense for the period.

Atorvastatin Contingent Consideration Liability

In accordance with the acquisition agreement, the Arrow Group selling shareholders have the right to receive certain contingent payments based on the after-tax gross profits, as defined by the agreement, on sales of atorvastatin within the U.S. (the “Territory”) from product launch date up to and including May 31, 2013 (the “Contingent Payment Period”). The determination of contingent payment amounts is dependent upon the existence of generic competition within the Territory and after-tax gross profits earned, as defined in the acquisition agreement. Should there be no competing generic product launched in the Territory during the Contingent Payment Period, payment of contingent consideration will be calculated as 50% of the after-tax gross profits, as defined in the acquisition agreement. Should there be a competing product to atorvastatin launched in the Territory during the Contingent Payment Period, the contingent consideration will be calculated as either 85% of the after-tax gross profits or 15% of the after-tax gross profits, as defined in the acquisition agreement, with total contingent payments being limited to $250.0 million during the Contingent Payment Period.

At December 31, 2011, the fair value of the atorvastatin contingent liability was $128.5 million of which $2.9 million was classified in other long-term liabilities and $125.6 million classified in accounts payable and accrued expenses. At December 31, 2010, the fair value of the atorvastatin contingent liability was $123.1 million and was classified in other long-term liabilities.

Columbia Contingent Consideration Liability

On July 2, 2010, the Company completed the acquisition of the U.S. rights to Columbia products Crinone® and progesterone gel for initial cash consideration of $62.0 million and acquired certain assets and assumed certain contingent consideration obligations. The fair value determinations of Columbia’s contingent payment obligations on the acquisition date were based on, among other factors, estimates of expected future cash flows, estimates of appropriate discount rates used to present value expected future cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates and other factors. Contingent consideration obligations primarily relate to anticipated future milestones and other payments due Columbia based upon sales in accordance with the terms of the Columbia acquisition agreement. On January 20, 2012, the Advisory Committee for Reproductive Health Drugs of the FDA voted to not recommend approval of the progesterone gel NDA and stated that more information was needed to support approval. While the FDA will consider recommendations of the Committee, FDA will make the final decision regarding the approval of the product. The FDA is expected to take action on the NDA by February 26, 2012. While we will continue to seek FDA approval of the product, we have reduced the value of the expected future contingent consideration of the progesterone gel business to its estimated fair value as of December 31, 2011.

At December 31, 2011 the fair value of the Columbia contingent liability related to Crinone® was $8.6 million of which $5.9 million was classified in other long-term liabilities and $2.7 million classified in accounts payable and accrued expenses. At December 31, 2010, the fair value of the Columbia contingent liabilities related to Crinone® and progesterone gel was $75.4 million of which $46.5 million was classified in other long-term liabilities and $28.9 million classified in accounts payable and accrued expenses.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Specifar Contingent Consideration

On May 25, 2011, the Company acquired all the outstanding equity of Paomar for cash totaling €400.0 million, or $561.7 million at closing, subject to a net working capital adjustment of €1.5 million, or approximately $2.2 million and certain contingent consideration (not to exceed an aggregate total of €40.0 million) based on the gross profits on sales of the generic tablet version of Nexium® (esomeprazole) developed by Specifar during its first five years of sales in countries including major markets in Europe, Asia and Latin America, as well as in Canada. The Company’s purchase price allocation determined the fair value of the Specifar contingent consideration obligation to be $35.5 million based on a probability-weighted income approach derived from revenue estimates and post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving the various earn-out criteria.

At December 31, 2011 the fair value of the Specifar contingent liability was $34.4 million and was classified in other long-term liabilities.

NOTE 11 — Income Taxes

The Company’s income before provision for income taxes was generated from the United States and international operations as follows (in millions):

	Years Ended December 31,
	2011	2010	2009
Income before income taxes:
U.S.	$731.4	$391.6	$366.5
Foreign	(275.4)	(141.0)	(3.9)

Income before income taxes	$456.0	$250.6	$362.6

The Company’s provision for income taxes consisted of the following (in millions):

	Years Ended December 31,
	2011	2010	2009
Current provision:
Federal	$301.2	$161.4	$133.0
State	10.8	14.9	20.2
Foreign	11.8	9.3	6.4

Total current provision	323.8	185.6	159.6

Deferred (benefit) provision:
Federal	(53.2)	(54.1)	(7.8)
State	(3.9)	(10.2)	(5.5)
Foreign	(69.8)	(54.0)	(5.7)

Total deferred (benefit) provision	(126.9)	(118.3)	(19.0)

Total provision for income taxes	$196.9	$67.3	$140.6

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $14.6 million, $6.7 million and $2.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2011	2010	2009
Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.4%	1.6%	2.9%
Foreign rate differential	7.4%	(0.8)%	(0.1)%
Non-deductible expenses	2.9%	5.7%	0.8%
R&D credit and U.S. manufacturing deduction	(3.7)%	(3.7)%	(1.7)%
Charitable contributions	(0.4)%	(1.0)%	(0.1)%
Favorable tax audit outcome	(1.4)%	(7.8)%	0.0%
Valuation allowance	1.4%	(1.4)%	(0.5)%
Transaction costs	0.2%	0.0%	1.6%
Sale of subsidiary	0.0%	(2.1)%	0.0%
Other	(0.6)%	1.4%	0.9%

Effective income tax rate	43.2%	26.9%	38.8%

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets (liabilities) consisted of the following (in millions):

	December 31,
	2011	2010
Benefits from net operating loss and tax credit carryforwards	$101.3	$94.2
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	163.9	145.6
Property, equipment and intangible assets	(288.1)	(305.7)
Deferred revenue	9.9	12.9
Deferred interest expense	(76.3)	(76.3)
Share-based compensation	19.4	12.8
Other	18.3	4.3

Total deferred tax liability, gross	(51.6)	(112.2)
Less: Valuation allowance	(37.8)	(29.7)

Total deferred tax liability, net	$(89.4)	$(141.9)

The Company had the following carryforward tax attributes at December 31, 2011:

•	$79.2 million state tax net operating loss (“NOL”) which begin to expire in 2012;

•	$162.5 million foreign tax NOLs which begin to expire in 2012; and

•	Tax credits of $58.2 million in foreign jurisdictions which are not subject to expiration.

A valuation allowance has been established due to the uncertainty of realizing certain net operating losses ($28.0 million) and deferred tax assets relating to some impaired investments ($9.8 million).

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes have not been provided on the undistributed earnings of certain of the Company’s foreign subsidiaries of approximately $108.8 and $89.3 million as of December 31, 2011 and 2010, respectively. These amounts have been indefinitely reinvested. It is not practicable to calculate the deferred taxes associated with these earnings; however, foreign tax credits would likely be available to reduce federal income taxes in the event of distribution.

Accounting for Uncertainty in Income Taxes

At December 31, 2011, 2010 and 2009, the liability for income tax associated with uncertain tax positions was $71.2 million, $68.0 million and $72.2 million, respectively. As of December 31, 2011, the net amount of $65.2 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2011	2010	2009
Balance at the beginning of the year	$68.0	$72.2	$61.3
Increases for current year tax positions	8.5	5.9	6.9
Increases for prior year tax positions	11.0	20.1	12.7
Decreases for prior year tax positions	(14.9)	(27.5)	(3.9)
Settlements	(1.2)	(2.3)	(4.4)
Lapse of applicable statue of limitations	(0.2)	(0.4)	(0.4)

Balance at the end of the year	$71.2	$68.0	$72.2

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2011, 2010 and 2009, the company recognized approximately $2.1 million, ($2.3) million and $1.4 million in interest and penalties, respectively. At December 31, 2011, 2010 and 2009 the Company had accrued $4.2 million (net of tax benefit of $2.6 million), $2.4 million (net of tax benefit of $1.8 million) and $5.1 million (net of tax benefit of $3.1 million) of interest and penalties related to uncertain tax positions, respectively.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — Stockholders’ Equity

Preferred stock

In 1992, the Company authorized 2.5 million shares of no par preferred stock. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009 the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012 and is accordingly, included within short-term debt at December 31, 2011 and long-term debt at December 31, 2010 in the consolidated balance sheet (for additional information on the Mandatorily Redeemable Preferred Stock refer to “NOTE 9 — Long-Term Debt”).

Stock option plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders that authorize the granting of options to purchase the Company’s common shares subject to certain conditions. At December 31, 2011, the Company had reserved 8.0 million of its common shares for issuance upon exercise of options granted or to be granted under these plans and for restricted stock grants (see discussion below). The option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. No additional options have been granted under any of these plans.

A summary of the Company’s stock option plans consisted of the following (options and aggregate intrinsic value in millions):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2010	3.1	$36.63
Granted	—	—
Exercised	(1.3)	42.41
Cancelled	(0.1)	53.81

Outstanding, December 31, 2011	1.7	$31.74	3.4	$57.4

Vested and expected to vest at December 31, 2011	1.7	$31.74	3.4	$57.1

Options exercisable at December 31, 2011	1.6	$31.83	3.2	$52.9

As of December 31, 2011, the Company had $0.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock option grants, which will be recognized over the remaining weighted average period of 0.7 years. Total intrinsic value of options exercised for the year ended December 31, 2011 and 2010 was $24.3 million and $18.4 million, respectively.

Restricted Stock Plan

Beginning in 2005, the Compensation Committee of the Board authorized and issued restricted stock to the Company’s Participants under the Company’s equity compensation plans. The restricted stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options that give Participants the right to purchase stock at a set price. Restricted stock and restricted stock unit awards are grants

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that entitle the holder to shares of common stock subject to certain terms. Watson’s restricted stock and restricted stock unit awards generally have restrictions lapse over a one- to four-year period. Restrictions generally lapse for non-employee directors after one year. Restrictions generally lapse for employees over a two- to four-year period. Certain restricted stock units are performance-based awards issued at a target number, subject to adjustments up or down based upon achievement of certain financial targets. The fair value of restricted stock grants is based on the fair market value of our common stock on the respective grant dates. Restricted stock compensation is being amortized and charged to operations over the same period as the restrictions are lapse for the Participants.

A summary of the changes in restricted stock grants during the year ended December 31, 2011 is presented below (shares and aggregate intrinsic value in millions):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted shares outstanding at December 31, 2010	2.3	$34.33	1.6	$79.6
Granted	1.0	57.52		58.9
Vested	(0.6)	30.79		(19.9)
Cancelled	(0.2)	39.74		(7.8)

Restricted shares outstanding at December 31, 2011	2.5	$44.37	1.5	$110.8

As of December 31, 2011, the Company had $44.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 1.5 years.

Stock Repurchases

During the years ended December 31, 2011 and 2010, the Company repurchased approximately 0.3 million and 0.1 million shares, respectively, of its common stock surrendered to the Company to satisfy tax withholding obligations in connection with the exercise and sale of stock options or vesting of restricted stock issued to employees for total consideration of $14.2 million and $6.3 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31, 2011 consisted of unrealized gains on securities of $0.1 million and foreign currency translation adjustments of ($76.6) million. Accumulated other comprehensive income (loss) at December 31, 2010 consists of unrealized gains on securities of $9.2 million and foreign currency translation adjustments of ($11.7) million.

NOTE 13 — Segments

Watson has three segments: Global Generics, Global Brands and Distribution. The Global Generics segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Global Brands segment includes patent-protected products and certain trademarked off-patent products that Watson sells and markets as brand pharmaceutical products. The Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Watson, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Watson’s Global Generics and Global Brands segments.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the operating segments are the same as those described in “NOTE 2 — Summary of Significant Accounting Policies.” The other revenue classification consists primarily of milestone payments, commission revenue, royalties and revenues from research, development and licensing fees and also includes co-promotion revenue and revenue (including the amortization of deferred revenue) relating to our obligation to manufacture and supply products to third parties. The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), direct R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains or losses on asset sales or disposals and impairments by segment as such information has not been accounted for at the segment level, nor has such information been used by management at the segment level.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments consisted of the following (in millions):

	Years Ended December 31,
	2011	2010	2009
Global Generics Segment
Product sales	$3,320.2	$2,268.9	$1,641.8
Other revenue	47.0	69.5	26.4

Net revenues	3,367.2	2,338.4	1,668.2
Operating expenses:
Cost of sales(1)	1,817.8	1,198.9	947.1
Research and development	227.7	194.6	140.4
Selling and marketing	156.0	111.9	53.8

Global Generics Contribution	$1,165.7	$833.0	$526.9

Contribution margin	34.6%	35.6%	31.6%
Global Brands Segment
Product sales	$364.9	$316.3	$393.7
Other revenue	76.1	81.5	67.3

Net revenues	441.0	397.8	461.0
Operating expenses:
Cost of sales(1)	94.4	88.4	89.3
Research and development	67.7	101.5	56.9
Selling and marketing	168.6	137.8	144.5

Global Brands Contribution	$110.3	$70.1	$170.3

Contribution margin	25.0%	17.6%	36.9%
Distribution Segment
Product sales	$776.2	$830.7	$663.8
Other revenue	—	—	—

Net revenues	776.2	830.7	663.8
Operating expenses:
Cost of sales(1)	652.7	711.2	560.4
Research and development	—	—	—
Selling and marketing	77.2	70.3	64.8

Distribution Contribution	$46.3	$49.2	$38.6

Contribution margin	6.0%	5.9%	5.8%

Total Segment Contribution	$1,322.3	$952.3	$735.8
Corporate general and administrative	353.1	436.1	257.1
Amortization	354.3	180.0	92.6
Loss on asset sales and impairments	78.7	30.8	2.2

Operating income	$536.2	$305.4	$383.9

(1)	Excludes amortization of acquired intangibles including product rights.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net product sales are represented by the sale of products in the following geographic areas for the years ended December 31 (in millions):

	2011	2010	2009
United States	$3,960.6	$2,990.1	$2,642.2
International	500.7	425.8	57.1

	$4,461.3	$3,415.9	$2,699.3

The Company’s net product sales are represented by the sale of products in the following therapeutic categories for the years ended December 31 (in millions):

	2011	2010	2009
Central nervous system	$1,517.4	$907.6	$836.7
Cardiovascular	977.2	594.6	269.4
Hormones and synthetic substitutes	724.7	682.3	609.8
Anti-infective agents	197.9	161.5	133.7
Urology	140.5	127.3	111.4
Other	903.6	942.6	738.3

	$4,461.3	$3,415.9	$2,699.3

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — Business Restructuring Charges

Activity related to our business restructuring and facility rationalization activities primarily consisted of restructuring activities involving facilities at Carmel, New York; Corona, California; Groveport, Ohio; Mississauga, Canada and Melbourne, Australia for the year ended December 31, 2011 as follows (in millions):

	Accrual Balance at December 31, 2010	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at December 31, 2011
Cost of sales
Severance and retention	$12.9	$1.1	$(6.1)	$—	$7.9
Product transfer costs	1.4	3.2	(4.3)	—	0.3
Facility decommission costs	1.6	1.1	(1.5)	—	1.2
Accelerated depreciation	—	3.8	—	(3.8)	—

	15.9	9.2	(11.9)	(3.8)	9.4

Operating expenses
R&D	3.1	3.9	(3.2)	—	3.8
Accelerated depreciation—R&D	—	1.0	—	(1.0)	—
Selling, general and administrative	1.0	1.7	(1.8)	—	0.9
Accelerated depreciation—S,G&A	—	0.3	—	(0.3)	—

	4.1	6.9	(5.0)	(1.3)	4.7

Total restructuring activity	$20.0	$16.1	$(16.9)	$(5.1)	$14.1

Activity related to our business restructuring and facility rationalization activities primarily consisted of restructuring activities involving facilities at Carmel, New York, Mississauga, Canada and Melbourne, Australia for the year ended December 31, 2010 as follows (in millions):

	Accrual Balance at December 31, 2009	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at December 31, 2010

Cost of sales
Severance and retention	$13.1	$5.9	$(6.1)	$—	$12.9
Product transfer costs	1.0	3.3	(2.9)	—	1.4
Facility decommission costs	0.2	10.7	(9.3)	—	1.6
Accelerated depreciation	—	10.4	—	(10.4)	—

	14.3	30.3	(18.3)	(10.4)	15.9

Operating expenses
R&D	0.8	8.1	(5.8)	—	3.1
Accelerated depreciation - R&D	—	1.4	—	(1.4)	—
Selling, general and administrative	0.8	1.7	(1.5)	—	1.0

	1.6	11.2	(7.3)	(1.4)	4.1

Total restructuring activity	$15.9	$41.5	$(25.6)	$(11.8)	$20.0

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

Over the past several years, we have announced steps to improve our operating cost structure and achieve operating excellence and efficiencies through our Global Supply Chain Initiative (“GSCI”). Product manufacturing ceased in Carmel, New York by December 31, 2010 and we closed the facility in early 2011. During 2010, the Company announced additional measures to reduce our cost structure by announcing the planned closure of our Canadian manufacturing facility and the discontinuation of R&D activities in Canada and Australia. In January 2011, the Company announced the planned discontinuation of R&D activities in Corona, California, which was completed at the end of 2011. In July 2011, the Company announced the planned closure of the Groveport, Ohio distribution center in the second quarter of 2012. The transfer of development activities to the remaining R&D sites are expected to be completed by late 2012. During the year ended December 31, 2011, 2010 and 2009, the Company recognized restructuring charges of $16.1 million, $41.5 million and $32.6 million, respectively.

NOTE 15 — Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at December 31, 2011 and 2010 consisted of the following (in millions):

	Fair Value Measurements as at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	14.9	$14.9	$—	$—
Investments	—	—	—	—
Liabilities:
Contingent consideration	181.6	—	—	181.6

	Fair Value Measurements as at December 31, 2010 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$11.1	$11.1	$—	$—
Investments	23.1	23.1	—	—
Liabilities:
Contingent consideration	198.5	—	—	198.5

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. For the year ended December 31, 2011, charges (credits) of ($7.2) million, ($7.7) million, ($49.0) million and $12.8 million have been included in cost of sales, research and development expenses, loss on asset sales and impairments and interest expense, respectively, in the accompanying condensed consolidated statement of operations.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 (in millions):

	Balance at December 31, 2010	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at December 31, 2011

Liabilities:
Contingent consideration obligations	$198.5	$—	$37.2	$(51.1)	$(3.0)	$181.6

	Balance at December 31, 2009	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at December 31, 2010

Liabilities:
Contingent consideration obligations	$111.0	$—	$64.8	$22.7	$—	$198.5

NOTE 16 — Commitments and Contingencies

Facility and Equipment Leases

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facilities require the Company to pay property taxes, normal maintenance expenses and maintain minimum insurance coverage. Total rental expense for operating leases in 2011, 2010 and 2009 was $32.4 million, $26.0 million and $20.0 million, respectively.

At December 31, 2011, future minimum lease payments under all non-cancelable operating leases are approximately $22.3 million in 2012, $17.6 million in 2013, $16.4 million in 2014, $16.2 million in 2015, $14.9 million in 2016 and $90.9 million thereafter.

Employee Retirement Plans

The Company maintains certain defined contribution retirement plans covering substantially all U.S.-based employees. The Company contributes to the plans based upon the employee contributions. Watson’s contributions to these retirement plans were $15.7 million, $9.5 million and $11.0 million in the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not sponsor any defined benefit retirement plans or postretirement benefit plans.

Legal Matters

Watson and its affiliates are involved in various disputes, governmental and/or regulatory inspection, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cipro® Litigation.    Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 cases have been filed against Watson, Rugby and other Watson entities. Twenty-two of these actions have been consolidated in the U.S. District Court for the Eastern District of New York (In re: Ciprofloxacin Hydrochloride Antitrust Litigation, MDL Docket No. 001383). On May 20, 2003, the court hearing the consolidated action granted Watson’s motion to dismiss and made rulings limiting the theories under which plaintiffs can seek recovery against Rugby and the other defendants. On March 31, 2005, the court hearing the consolidated action granted summary judgment in favor of the defendants on all of plaintiffs’ claims and denied the plaintiffs’ motions for class certification. On May 7, 2005, three groups of plaintiffs from the consolidated action (the direct purchaser plaintiffs, the indirect purchaser plaintiffs and plaintiffs Rite Aid and CVS) filed notices of appeal in the United States Court of Appeals for the Second Circuit, appealing, among other things, the May 20, 2003 order dismissing Watson and the March 31, 2005 order granting summary judgment in favor of the defendants. On November 7, 2007, the U.S. Court of Appeals for the Second Circuit ordered the appeal by the indirect purchaser plaintiffs transferred to the United States Court of Appeals for the Federal Circuit. On October 15, 2008, the United States Court of Appeals for the Federal Circuit affirmed the dismissal of the indirect purchasers’ claims, and on December 22, 2008, denied the indirect purchaser plaintiffs’ petition for rehearing and rehearing en banc. On June 22, 2009, the Supreme Court denied the indirect purchaser plaintiffs’ petition for writ of certiorari. On April 29, 2010, the United States Court of Appeals for the Second Circuit affirmed the ruling of the District Court granting summary judgment in favor of the defendants, and on September 7, 2010, denied the appellants’ petition for rehearing en banc. On March 7, 2011, the Supreme Court denied the direct purchaser plaintiffs’ petition for writ of certiorari. Other actions are pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In the action pending in Kansas, the court has administratively terminated the matter pending the outcome of the appeals in the consolidated case. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On November 19, 2009, the plaintiffs filed a notice of appeal. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. The petition has been fully briefed and remains pending. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Sanofi has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

Governmental Reimbursement Investigations and Drug Pricing Litigation.     In November 1999, Schein Pharmaceutical, Inc., now known as Watson Pharma, Inc. (“Watson Pharma”) was informed by the U.S.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Beginning in July 2002, the Company and certain of its subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent reporting practices related to the reporting of average wholesale prices and wholesale acquisition costs of certain products, and that the defendants committed other improper acts in order to increase prices and market shares. Some of these actions have been consolidated in the U.S. District Court for the District of Massachusetts (In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL Docket No. 145). The consolidated amended Class Action complaint in that case alleges that the defendants’ acts improperly inflated the reimbursement amounts of certain drugs paid by various public and private plans and programs. Certain defendants, including the Company, have entered into a settlement agreement resolving all claims against them in the Consolidated Class Action (the “Track Two Settlement”). The total amount of the settlement for all of the settling defendants is $125 million. The amount to be paid by each settling defendant is confidential. On July 2, 2008, the United States District Court for the District of Massachusetts preliminarily approved the Track Two settlement. On December 8, 2011, the Court entered a final order and judgment granting final approval of the Track Two Settlement. The settlement is not expected to materially adversely affect the Company’s business, results of operations, financial condition and cash flows.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Hawaii v. Abbott Laboratories, Inc. et al., In the Circuit Court of the First Circuit, State of Hawaii, C.A. No. 06-1-0720-04 EEH; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Iowa v. Abbott Laboratories, Inc., et al., In the U.S. District Court for the Southern District of Iowa, Central Division, Case No. 07-CV-00461 (the “Iowa AG Action”); State of Texas ex rel. Ven-A-Care of the Florida Keys, Inc. v. Alpharma Inc., et al, Case No. 08-001565, in the District Court of Travis County, Texas (the “Texas Ven-A-Care Action”); United States of America ex rel. Ven-A-Care of the Florida Keys, Inc. v. Actavis Mid-Atlantic LLC, Civil Action No. 08-10852, in the U.S. District Court for the District of Massachusetts (the “Federal Ven-A-Care Action”); State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department; State of Oklahoma, ex rel., W.A. Drew Edmondson, Attorney General of Oklahoma v. Abbott Laboratories, Inc., et al., Case No. CJ-2010-474, District Court of Pottawatomie County, Oklahoma, and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19th Judicial District. In December of 2010, the State of Utah served the Company with a Civil Investigative Demand seeking additional information relating to the Company’s pricing practices. On December 20, 2011, the District Court for the Third Judicial District for Salt Lake County, Utah, entered an order staying the proceedings on the Civil Investigative Demand until thirty days following resolution of a pending appeal in a related matter.

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

In December of 2010, the Company reached an agreement in principle to settle the following pending actions: the Texas Ven-a-Care Action, the Florida Ven-a-Care Action, the Iowa AG Action, and the Consolidated New York Counties Action (the “State Ven-A-Care Settlement”). In addition, at the same time the Company reached an agreement in principle to settle claims pending in the Federal Ven-A-Care Action relative to the Texas, Florida, Iowa and New York Medicaid programs (the “Federal Ven-A-Care Settlement,” and collectively with the State Ven-A-Care Settlement, the “December 2010 Ven-A-Care Settlement”). The total amount paid by the Company under the terms of the December 2010 Ven-A-Care Settlement was $79.0 million. The December 2010 Ven-A-Care Settlement was finalized in September 2011 and the Texas Ven-A-Care Action, the Florida Ven-a-Care Action, the Iowa AG Action and the Consolidated New York Counties Action have each been dismissed with prejudice. In May of 2011, the Company reached an agreement-in-principle to settle all remaining claims in the Federal Ven-A-Care Action (i.e., all claims not settled in connection with the December 2010 Ven-A-Care Settlement) (the “May 2011 Ven-A-Care Settlement”), except for those claims related to Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina, Utah and Wisconsin. The May 2011 Ven-A-Care Settlement was finalized in December 2011 and the Federal Ven-A-Care action has been dismissed with prejudice. The total amount paid by the Company under the terms of the May 2011 Ven-A-Care Settlement is $27.0 million. The December 2010 Ven-A-Care Settlement and the May 2011 Ven-A-Care Settlement resolved all of the claims brought against the Company by the qui-tam relator seeking to recover on behalf of the United

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States, other than such claims pending with respect to Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina, Utah, and Wisconsin.

The cases against the Company on behalf of Arizona, Hawaii and Massachusetts have been settled. In October 2011 the Company reached an agreement in principle to settle the case brought on behalf of Oklahoma. The settlement is subject to the parties negotiating and executing a definitive settlement agreement. The amount of the settlement is not expected to be material to the Company. The case against the Company on behalf of Alabama was tried in 2009. The jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial date has not been scheduled. The case against the Company on behalf of Kentucky was tried in November 2011. The jury reached a verdict in the Company’s favor on each of Kentucky’s claims against the Company. Kentucky has filed post-trial motions for relief from the jury verdict. A hearing on Kentucky’s post-trial motions is set for May 8, 2012. The case against the Company on behalf of Alaska was settled in principle in December 2011. The amount to be paid by the Company under the terms of the settlement in principle is not material to the Company. The case against the Company on behalf of Idaho is scheduled for trial in March 2012. The case against the Company on behalf of Mississippi is scheduled for trial in September of 2012. The case against the Company on behalf of Kansas is scheduled for trial in January 2014.

Following the payments of the December 2010 and May 2011 Ven-A-Care Settlements, the Company has a remaining accrual of $23.9 million liability reserve on its balance sheet in connection with the remaining drug pricing actions. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicaid Drug Reimbursement Litigation.    In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, f/k/a Biovail Pharmaceuticals, LLC, et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In July 2011, the plaintiff served a tenth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself in the action. However, this action or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, the court entered an order dismissing Allen Y. Chao, the Company’s former President and Chief Executive Officer, from the action and from the consent decree. The decree requires Watson to ensure that its Corona, California facility complies with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations.

Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In each year since 2002, the independent expert has reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree. The FDA’s most recent general cGMP inspection was conducted from August 2, 2010 through August 13, 2010. At the conclusion of the inspection no formal observations were made and no FDA Form 483 was issued. The FDA also conducted a pharmacovigilence inspection at the Corona facility in August and September of 2011. At the conclusion of the inspection the auditor issued an FDA Form 483 with five observations and stated that he would recommend no further actions by FDA in connection with the inspection. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

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

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Hormone Replacement Therapy Litigation.    Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, as well as numerous other pharmaceutical companies, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. Breast cancer is the injury predominately alleged in these cases, but stroke is claimed in two cases and ovarian cancer in claimed in one case. Approximately 63 cases remain pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 63 plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation.    Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Approximately 66 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 178 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Metoclopramide Litigation.    Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,150 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 5,100 plaintiffs. These cases are generally in their preliminary stages and discovery is ongoing. The Company believes that it will be defended in and indemnified for the majority of these claims by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product line in late 2008. Further, the Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a purported class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On November 30, 2010, Anda filed a petition with the Federal Communications Commission (“FCC”), asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient. The FCC’s ruling on Anda’s petition may determine whether fax recipients who expressly agree to receive faxes may assert claims for receipt of such faxes pursuant to the TCPA. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC. On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion for class certification. Anda filed its opposition to the motion on July 13, 2011. The hearing on the class certification motion is scheduled for March 21, 2012. No trial date has been set. Anda believes it has substantial meritorious defenses to the action, including but not limited to its receipt of consent to receive facsimile advertisements from many of the putative class members, and intends to defend the action vigorously. However, this action, if successful, could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Drospirenone/Ethinyl Estradiol Tablets (Generic version of Yasmin®).    On April 17, 2008, Bayer Schering Pharma AG sued the Company in the United States District Court for the Southern District of New York, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yasmin® tablets, infringes Bayer’s U.S. Patent No. 5,569,652 (Bayer Schering Pharma AG v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv3710). The complaint sought damages and injunctive relief. On September 28, 2010,

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the district court granted the Company’s motion for judgment on the pleadings and dismissed the case with prejudice. Final judgment was entered on January 7, 2011. On January 21, 2011, Bayer filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Oral argument was held on December 7, 2011 and a decision is pending. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Yasmin®. Therefore, an adverse ruling on the appeal or a subsequent final determination that the Company has infringed the patent in suit could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Levonorgestrel/Ethinyl Estradiol Tablets (Generic version of Seasonique®).    On March 6, 2008, Duramed (now known as Teva Women’s Health) sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s levonorgestrel/ethinyl estradiol tablets, a generic version of Duramed’s Seasonique® tablets, would infringe Duramed’s U.S. Patent No. 7,320,969 (Duramed v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv00116). The complaint sought damages and injunctive relief. On March 31, 2010, the District Court granted Duramed’s motion for summary judgment that the asserted claims are not invalid as obvious. Watson appealed and on March 25, 2011, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for a determination of whether the asserted claims are obvious. On June 9, 2011, Duramed moved for a preliminary injunction to prevent the Company from launching its product until after a trial on the merits. On June 16, 2011, the court denied Duramed’s motion. Duramed appealed and also requested temporary injunctive relief during the pendency of its appeal (Duramed v. Watson Laboratories, Case No. 3011-1438). On July 27, 2011, the U.S. Court of Appeals for the Federal Circuit denied Duramed’s request for temporary relief. Watson launched its generic product on July 28, 2011. On November 10, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s denial of Duramed’s preliminary injunction motion. On August 5, 2011, Duramed filed a motion in the District Court to amend its complaint to add a claim for damages as a result of Watson’s launch of its generic product. On November 18, 2011, Watson moved for summary judgment. No trial date has been set. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonique®. Therefore, an adverse ruling in the case or a subsequent final appellate determination that the patent in suit is valid, and that the Company has infringed the patent in suit, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Drospirenone/Ethinyl Estradiol Tablets (Generic version of Yaz®).    On November 5, 2007, Bayer Schering Pharma AG sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yaz® tablets, would infringe numerous Bayer patents. (Bayer Schering Pharma AG v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv1472) The complaint sought damages and injunctive relief and included claims related to U.S. Patent No. 5,787,531, U.S. Patent No. RE 37,564, and U.S. Patent No. RE 37,838. Watson filed an amended answer and counterclaims for a Declaratory Judgment of invalidity and/or non-infringment of U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, 7,163,931 and RE 38,253. Thereafter, the U.S. Court of Appeals for the Federal Circuit ruled that U.S. Patent No. 5,787,531 was invalid and the claims related to that patent were dismissed. The District Court subsequently entered a consent judgment that the Company does not infringe U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, and 7,163,931, and dismissed with prejudice Bayer’s claims related to U.S. Patent Nos. RE 37,838 and RE 38,253. The only patent still in dispute in the Nevada lawsuit is U.S. Patent No. RE 37,564. The Company has filed a motion for summary judgment that Bayer’s U.S. Patent No. RE 37, 564 is invalid as obvious. The motion remains pending.

In a separate case, on September 18, 2008, Bayer sued the Company in the United States District Court for Southern District of New York, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yaz® tablets, would infringe U.S. Patent No. 5,569,652. On March 23, 2011, per stipulation by the parties, the District Court entered judgment in favor of the Company on its counterclaim for non-infringement of U.S. Patent No. 5,569,652, based on the Court’s September 28, 2010 Memorandum Opinion

WATSON PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Order in the Yasmin case (Case No. 08cv3710, discussed above). The appeal of this case was consolidated with the appeal of the Yasmin case, and remains pending. On January 7, 2012, the Company commenced sales of its generic version of Bayer’s Yaz® tablets. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Yaz®. Therefore, an adverse ruling in the Nevada lawsuit or a subsequent final determination that the Company has infringed the patents in suit, or an adverse ruling in the case pending on appeal at the Federal Circuit, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Quinine Sulfate Litigation.    Beginning in 2008, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of quinine sulfate, for personal injuries allegedly arising out of the use of quinine sulfate. Approximately 18 cases, representing claims by approximately 38 plaintiffs, are pending against the Company and/or its affiliates in various state courts in California and have been consolidated for pre-trial discovery. In December 2011, the Company reached an agreement in principle to settle all of the outstanding claims, subject to execution of definitive settlement agreements. The amount to be paid by the Company under the terms of the settlement in principle is not material to the Company. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain. Although the cases have been settled in principle, if the settlement is not consummated, these actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation.    Beginning in 2010, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries allegedly arising out of the use of alendronate. Approximately 111 cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 128 plaintiffs. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes that it will be defended in, and indemnified for, the majority of these claims by Merck & Co., the New Drug Application holder and manufacturer of the product sold by the Company during most of 2008. Several claims have also been asserted against Cobalt Laboratories, which the Company acquired in 2009 as part of its acquisition of the Arrow Group of companies, in connection with Cobalt’s manufacture and sale of alendronate. Ten of the cases that have been served on the Company naming Watson and/or Cobalt have been consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the Southern District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). Four cases are part of a similar MDL matter pending in the United States District Court for the Southern District of New York. The remaining cases are part of a State mass tort coordinated proceeding pending in Atlantic County, New Jersey. In January 2012, the United States District Court for the Southern District of New Jersey conditionally granted the Company’s motion to dismiss all of the cases pending against the Company in the New Jersey MDL matter. The court is expected to finally rule on the motion to dismiss following plaintiffs’ submission of any supplemental pleadings attempting to overcome the reasoning of the court’s dismissal. In the state court proceeding pending in Atlantic County, responsive pleadings and discovery have been suspended with respect to the generic defendants (including the Company) pending briefing and ruling on a motion to dismiss, which the generic defendants expect to file in March 2012. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 17 — Subsequent Events

Acquisition of Ascent Pharmahealth Limited

On January 24, 2012, we completed the acquisition of Ascent Pharmahealth Ltd., the Australia and Southeast Asia generic pharmaceutical business of Strides Arcolab Ltd, for AU$375.0 million in cash, or approximately $393.0 million. The transaction was funded using cash on hand and borrowings from the Company’s revolving credit facility. As a result of the acquisition, Watson enhances its commercial presence in Australia and we gain a selling and marketing capability in Southeast Asia through Ascent’s line of branded-generic and over-the-counter products. Given the proximity of this acquisition, the initial accounting for the business combination was incomplete at the time the financial statements were issued.

Schedule II

Watson Pharmaceuticals, Inc.

Valuation and Qualifying Accounts

Years Ended December 31, 2011, 2010 and 2009

(in millions)

	Balance at beginning of period	Charged to costs and expenses	Deductions/ Write-offs	Other*	Balance at end of period

Allowance for doubtful accounts:
Year ended December 31, 2011	$12.5	$2.3	$(8.3)	$0.3	$6.8
Year ended December 31, 2010	5.4	9.5	(2.4)	—	12.5
Year ended December 31, 2009	3.3	3.4	(3.1)	1.8	5.4
Inventory reserves:
Year ended December 31, 2011	$51.4	$44.4	$(56.3)	$1.0	$40.5
Year ended December 31, 2010	77.7	50.0	(76.3)	—	51.4
Year ended December 31, 2009	34.7	51.0	(22.4)	14.4	77.7
Tax valuation allowance:
Year ended December 31, 2011	$29.7	$9.1	$(1.6)	$0.6	$37.8
Year ended December 31, 2010	28.4	7.3	(6.0)	—	29.7
Year ended December 31, 2009	8.1	0.2	—	20.1	28.4

*	Represents opening balances of businesses acquired in the period.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below (in millions except per share data):

	For Three Month Periods Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011

Net revenues	$1,544.6	$1,081.6	$1,081.7	$876.5
Operating expenses	1,377.3	941.8	963.4	765.7

Operating income	167.3	139.8	118.3	110.8
Provision for income taxes	61.5	50.9	43.2	41.3
Net income attributable to common shareholders	$94.8	$68.1	$52.7	$45.3

Basic earnings per share	$0.76	$0.55	$0.42	$0.37

Diluted earnings per share	$0.75	$0.54	$0.42	$0.36

Market price per share:
High	$72.06	$73.35	$69.04	$57.52

Low	$59.50	$58.84	$56.13	$50.47

	For Three Month Periods Ended
	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010

Net revenues	$952.7	$882.4	$875.3	$856.5
Operating expenses	897.7	848.0	759.6	756.2

Operating income	55.0	34.4	115.7	100.3
Provision for income taxes	14.9	(12.2)	27.9	36.7
Net income	$18.3	$25.7	$70.6	$69.8

Basic earnings per share	$0.15	$0.21	$0.58	$0.57

Diluted earnings per share	$0.15	$0.21	$0.57	$0.57

Market price per share:
High	$52.20	$45.15	$44.97	$42.50

Low	$42.17	$39.34	$40.50	$37.26

EXHIBIT INDEX

Exhibit No.	Description

2.2	Share Purchase Agreement dated as of June 16, 2009, by and among Robin Hood Holdings Limited, Watson Pharmaceuticals, Inc., certain shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as the Shareholders’ Representative, is incorporated by reference to Exhibit 2.1 to the Company’s June 16, 2009 Form 8-K.

2.3	First Amendment to Share Purchase Agreement, dated as of November 26, 2009, by and among Robin Hood Holdings Limited, Arrow Pharmaceutical Holdings Ltd., Cobalt Laboratories, Inc., Arrow International Ltd., Arrow Supplies Ltd., Watson Pharmaceuticals, Inc., Watson Pharma S.À.R.L., Watson Cobalt Holdings, LLC, the shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as Shareholders’ Representative, is incorporated by reference to Exhibit 2.2 to the Company’s November 26, 2009 Form 8-K.

2.4	Share Purchase Agreement dated May 25, 2011 by and among Watson Pharmaceuticals, Inc. and each of the shareholders (together, the “Sellers”) of Paomar PLC (“Paomar”), is incorporated by reference to Exhibit 2.4 to the Company’s May 27, 2011 Form 8-K.

2.5	Share Purchase Agreement dated January 24, 2012 by and among Watson Pharmaceuticals, Inc., Strides Pharma Limited, I-Investments Pty Ltd, Strides Arcolab Limited, Ascent Pharmahealth Limited and Dennis Bastas is incorporated by reference to Exhibit 2.1 to the Company’s January 26, 2012 Form 8-K.

3.1	Articles of Incorporation of the Company and all amendments thereto are incorporated by reference to Exhibit 3.1 to the Company’s June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to the Company’s June 30, 1996 Form 10-Q.

3.2A	Second Amended and Restated Bylaws of Watson Pharmaceuticals, Inc. are incorporated by reference to Exhibit 3.1 to the Company’s March 5, 2009 Form 8-K.

3.2B	Amended and Restated Articles of Incorporation of Watson Pharmaceuticals, Inc. are incorporated by reference to Appendix A to the Company’s April 1, 2011 Form DEF 14A.

3.2C	Amendment to the Second Amended and Restated Bylaws of the Company (the “Bylaws”), are incorporated by reference to Exhibit 5.03 to the Company’s January 16, 2012 Form 8-K.

3.3	Certificate of Designations for Series A Preferred Stock is incorporated by reference to Exhibit 3.1 to the Company’s November 26, 2009 Form 8-K.

4.1	Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, is incorporated by reference to Exhibit 4.1 to the Company’s August 18, 2009 Form 8-K.

4.2	First Supplemental Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, including the forms of the Company’s 5.000% Senior Notes due 2014 and 6.125% Senior Notes due 2019, is incorporated by reference to Exhibit 4.2 to the Company’s August 18, 2009 Form 8-K.

4.3	Second Supplemental Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of May 7, 2010, is incorporated by reference to Exhibit 10. to the Company’s March 31, 2010 10-Q.

4.4	Shareholders Agreement, dated as of December 2, 2009, by and among Watson Pharmaceuticals, Inc., Quiver Inc. and Friar Tuck Limited, is incorporated by reference to Exhibit 4.1 to the Company’s November 26, 2009 Form 8-K.

4.5	Credit Agreement, dated September 16, 2011, by and among Watson Pharmaceuticals, Inc., Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndicate of Lenders, is incorporated by reference to Exhibit 99.1 to the Company’s September 19, 2011 Form 8-K.

*10.2A	Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2005 Form 10-Q.

*10.2B	Second Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2007 Form 10-Q.

*10.2C	Third Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc.

*10.2D	Fourth Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. are incorporated by reference to Appendix B to the Company’s April 1, 2011 Form DEF 14A.

*10.3	Key Employee Agreement entered into as of February 28, 2000, between David A. Buchen and the Company, is incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K.

*10.4	Amendment to Key Employment Agreement entered into as of December 31, 2008, between David A. Buchen and the Company, is incorporated by reference to Exhibit 10.9 to the Company’s 2008 Form 10-K.

*10.9	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for an Employee or a Consultant is incorporated by reference to Exhibit 10.15 to the Company’s 2004 Form 10-K.

*10.10	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for a Director is incorporated by reference to Exhibit 10.16 to Exhibit 10.16 to the Company’s 2004 Form 10-K.

*10.11	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Restricted Stock Award is incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2005 Form 10-Q.

*10.12	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Option Grant is incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2005 Form 10-Q.

*10.13	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Restricted Stock Award is incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2005 Form 10-Q.

*10.14	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Stock Option Award is incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2005 Form 10-Q.

*10.15	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Stock Option Award is incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2005 Form 10-Q.

*10.16	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Award is incorporated by reference to Exhibit 10.22 to the Company’s 2006 Form 10-K.

*10.17	Key Employee Agreement between Watson Pharmaceuticals, Inc. and Paul M. Bisaro, dated as of August 1, 2007, is incorporated by reference to Exhibit 10.2 to the Company’s August 1, 2007 Form 8-K.

*10.18	Amendment to Watson Pharmaceuticals, Inc. Key Employee Agreement entered into as of December 22, 2008 by and between Paul M. Bisaro and the Company is incorporated by reference to Exhibit 10.27 to the Company’s 2008 Form 10-K..

*10.19A	Key Employee Agreement between Anda, Inc. and Al Paonessa III, dated as of August 2, 2007 is incorporated by reference to Exhibit 10.28 to the Company’s 2007 Form 10-K.

10.19B	Amendment to Key Employment Agreement entered into as of December 31, 2008, between AI Paonessa III and the Company is incorporated by reference to Exhibit 10.8 to the Company’s 2008 Form 10-K.

*10.22	Key Employee Agreement entered into as of October 30, 2009 by and between R. Todd Joyce and the Company is incorporated by reference to Exhibit 10.1 to the Company’s October 30, 2009 Form 8-K.

10.23A	Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc., is incorporated by reference to Exhibit 2.1 to the Company’s March 5, 2010 Form 8-K.

10.23B	Letter Agreement dated February 10, 2012 Amending the Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc.

10.24	Consulting agreement between Arrow No. 7 Ltd., and Anthony Selwyn Tabatznik as of May 10, 2010, is incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2010 Form 10-Q.

12.1	Statement regarding the computation of the ratio of earnings to fixed charges is incorporated by reference to Exhibit 12.1 to the Company’s August 17, 2009 Form S-3.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

*	Compensation Plan or Agreement

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

***	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.