Form 10-Q
period 2012-03-31
WATSON PHARMACEUTICALS INC
filed 2012-05-03
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares outstanding of the Registrant’s only class of common stock as of April 18, 2012 was approximately 127,409,164.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions, except par value)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$168.7	$209.3
Marketable securities	13.5	14.9
Accounts receivable, net	1,030.8	1,165.7
Inventories, net	904.6	889.4
Prepaid expenses and other current assets	126.5	122.3
Deferred tax assets	164.5	168.1

Total current assets	2,408.6	2,569.7
Property and equipment, net	733.7	713.7
Investments and other assets	66.4	71.3
Deferred tax assets	18.5	21.7
Product rights and other intangibles, net	1,703.9	1,613.6
Goodwill	1,931.6	1,708.3

Total assets	$6,862.7	$6,698.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,301.3	$1,535.4
Income taxes payable	75.7	106.7
Short-term debt and current portion of long-term debt	189.0	184.5
Deferred revenue	12.1	12.8
Deferred tax liabilities	0.5	0.1

Total current liabilities	1,578.6	1,839.5

Long-term debt	1,163.8	848.5
Deferred revenue	15.3	17.0
Other long-term liabilities	65.5	72.7
Other taxes payable	80.9	79.0
Deferred tax liabilities	298.8	279.1

Total liabilities	3,202.9	3,135.8

Commitments and contingencies
Equity:
Preferred stock	—	—
Common stock	0.5	0.4
Additional paid-in capital	1,896.9	1,881.0
Retained earnings	2,140.2	2,085.4
Accumulated other comprehensive income (loss)	(39.0)	(76.5)
Treasury stock, at cost	(338.1)	(326.7)

Total stockholders’ equity	3,660.5	3,563.6
Noncontrolling interest	(0.7)	(1.1)

Total equity	3,659.8	3,562.5

Total liabilities and equity	$6,862.7	$6,698.3

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Net revenues	$1,524.3	$876.5

Operating expenses:
Cost of sales (excludes amortization, presented below)	904.3	455.6
Research and development	88.5	74.3
Selling and marketing	118.1	85.5
General and administrative	164.4	79.3
Amortization	131.9	56.6
Loss on asset sales and impairments, net	0.2	14.4

Total operating expenses	1,407.4	765.7

Operating income	116.9	110.8

Non-operating income (expense):
Interest income	0.4	0.8
Interest expense	(21.7)	(21.8)
Other income (expense), net	1.5	(3.7)

Total other income (expense), net	(19.8)	(24.7)

Income before income taxes and noncontrolling interests	97.1	86.1
Provision for income taxes	42.3	41.3

Net income	54.8	44.8
Loss attributable to noncontrolling interest	—	0.5

Net income attributable to common shareholders	$54.8	$45.3

Earnings per share attributable to common shareholders:
Basic	$0.44	$0.37

Diluted	$0.43	$0.36

Weighted average shares outstanding:
Basic	125.3	123.7

Diluted	127.2	125.7

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited; in millions)

	Three Months Ended March 31,
	2012	2011

Net income	$54.8	$44.8
Other comprehensive income (loss):
Foreign currency translation gains (losses)	37.5	26.5

Unrealized gains (losses) on securities, net of tax	—	(9.1)

Total other comprehensive income, net of tax	37.5	17.4

Comprehensive income	92.3	62.2

Comprehensive loss attributable to noncontrolling interest	—	0.5

Comprehensive income attributable to common shareholders	$92.3	$62.7

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$54.8	$44.8

Reconciliation to net cash provided by operating activities:
Depreciation	20.4	23.0
Amortization	131.9	56.6
Provision for inventory reserve	13.6	12.5
Share-based compensation	10.3	8.4
Deferred income tax benefit	(15.9)	(3.2)
(Earnings) losses on equity method investments	(0.3)	4.5
(Gain) loss on sale of securities	—	(0.8)
Loss on asset sales and impairment, net	0.2	14.4
Increase in allowance for doubtful accounts	1.6	1.0
Accretion of preferred stock and contingent consideration obligations	7.9	13.6
Excess tax benefit from stock-based compensation	(6.2)	(6.7)
Other, net	0.1	1.0
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	159.7	30.1
Inventories	3.3	33.0
Prepaid expenses and other current assets	(2.9)	13.2
Accounts payable and accrued expenses	(241.7)	(42.1)
Deferred revenue	(2.5)	(1.3)
Income and other taxes payable	(37.3)	40.9
Other assets and liabilities	3.4	(10.9)

Total adjustments	45.6	187.2

Net cash provided by operating activities	100.4	232.0

Cash Flows From Investing Activities:
Additions to property and equipment	(22.8)	(19.3)
Additions to product rights and other intangibles	(1.8)	(1.0)
Proceeds from sales of property and equipment	1.9	—
Proceeds from sales of marketable securities and other investments	2.5	0.8
Acquisition of business, net of cash acquired	(384.1)	—

Net cash used in investing activities	(404.3)	(19.5)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	375.0	—
Principal payments on debt	(60.0)	—
Proceeds from stock plans	3.8	20.3
Payment of contingent consideration	(43.5)	—
Repurchase of common stock	(11.4)	(10.3)
Acquisition of noncontrolling interest	(4.0)	(5.5)
Excess tax benefit from stock-based compensation	6.2	6.7

Net cash provided by financing activities	266.1	11.2

Effect of currency exchange rate changes on cash and cash equivalents	(2.8)	(2.0)

Net (decrease) increase in cash and cash equivalents	(40.6)	221.7
Cash and cash equivalents at beginning of period	209.3	282.8

Cash and cash equivalents at end of period	$168.7	$504.5

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of Watson’s consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, we completed the acquisition of Ascent Pharmahealth Ltd., (“Ascent”) the Australia and Southeast Asian generic pharmaceutical business of Strides Arcolab Ltd, for AU$377.2 million, or approximately $393.2 million, including estimated working capital adjustments. The transaction was funded using cash on hand and borrowings from the Company’s Revolving Credit Facility. As a result of the acquisition, Watson enhances its commercial presence in Australia and gains a selling and marketing capability in Southeast Asia through Ascent’s line of generic and over-the-counter products. For additional information on the Ascent acquisition, refer to “Note 2 – Acquisitions and Divestitures.”

Biosimilars Collaboration with Amgen

On December 19, 2011, we entered into a collaboration agreement with Amgen, Inc. to develop and commercialize, on a worldwide basis, several oncology antibody biosimilar medicines. Under the terms of the agreement, Amgen will assume primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. Watson will contribute up to $400.0 million in co-development costs over the course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Watson label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

Acquisition of Specifar Pharmaceuticals

On May 25, 2011, we completed the acquisition of Specifar Pharmaceuticals, a privately-held multinational generic pharmaceutical company for €400.0 million, or approximately $561.7 million at closing, subject to a net working capital adjustment. As a result of the acquisition, we enhanced our commercial presence in key European markets through Specifar’s portfolio of approved products. The transaction also gave Watson a strong branded-generic commercial presence in the Greek pharmaceutical market.

Under the terms of the acquisition agreement, Specifar’s former owners could receive additional consideration based upon future profits of esomeprazole tablets during its first five years of sales, up to a maximum of €40.0 million. Watson funded the transaction using cash on hand and borrowings from its Revolving Credit Facility. For additional information on the Specifar acquisition, refer to “Note 2 – Acquisitions and Divestitures.”

Global Generics Business Development

Watson has entered into exclusive agreements with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”) and Pfizer, Inc. (“Pfizer”) to market the authorized generic version of Concerta® (methylphenidate ER) and Lipitor® (atorvastatin), respectively. Under the terms of the agreements, OMJPI and Pfizer supply Watson with product. Watson launched its authorized generic of Concerta® and Lipitor® on May 1, 2011 and November 30, 2011, respectively.

Under the terms of its agreements, Watson pays a royalty to OMJPI based on the gross profit of product revenues as defined in the agreements. Our share of the gross profit on sales of methylphenidate ER increases each quarter through the middle of 2012. The agreements with OMJPI and Pfizer expire on December 31, 2014 and November 30, 2016, respectively, and are subject to normal and customary early termination provisions.

In accordance with the acquisition agreement of the Arrow Group on December 2, 2009, the Arrow Group selling shareholders have the right to receive certain contingent payments based on the after-tax gross profits, as defined by the agreement, on sales of atorvastatin within the U.S. (the “Territory”) from product launch date up to and including May 31, 2013 (the “Contingent Payment Period”). The determination of contingent payment amounts is dependent upon the existence of generic competition within the Territory and after-tax gross profits earned, as defined in the acquisition agreement. Should there be no competing generic product launched in the Territory during the Contingent Payment Period, payment of contingent consideration will be calculated as 50% of the after-tax gross profits, as defined in the acquisition agreement. Should there be a competing product to atorvastatin launched in the Territory during the Contingent Payment Period, the contingent consideration will be calculated as either 85% of the after-tax gross profits or 15% of the after-tax gross profits, as defined in the acquisition agreement, with total contingent payments being limited to $250.0 million during the Contingent Payment Period.

Preferred and Common Stock

As of March 31, 2012 and December 31, 2011, there were 2.5 million shares of no par value per share preferred stock authorized. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009, the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012, and is accordingly included within short-term debt in the consolidated balance sheet at March 31, 2012 and December 31, 2011. Refer to “Note 6 – Debt” for additional discussion. As of March 31, 2012 and December 31, 2011, there were 500.0 million shares of $0.0033 par value per share common stock authorized, 137.6 million and 137.1 million shares issued and 127.4 million and 127.2 million outstanding, respectively. Of the issued shares, 10.2 million shares and 10.0 million shares were held as treasury shares as of March 31, 2012 and December 31, 2011, respectively.

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

Revenue and Provision for Sales Returns and Allowances

As customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of products, an estimate of sales returns and allowances (“SRA”) is recorded which reduces product sales. Accounts receivable and/or accrued expenses are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

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

A number of factors impact the level of SRA as a percentage of gross accounts receivable. These factors include sales levels for our Distribution segment which has lower levels of SRA relative to our other segments and international sales with operations in Europe, Canada, Australasia, South America and South Africa, which generally has lower levels of SRA compared to our U.S. generic business.

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses. Accounts receivable are presented net of SRA balances of $528.9 million and $556.3 million at March 31, 2012 and December 31, 2011, respectively. SRA balances in accounts receivable at March 31, 2012 decreased $27.4 million compared to December 31, 2011 primarily related to the timing of annual rebates payments which typically occur in the first quarter of the year. Accounts payable and accrued expenses include $215.5 million and $250.5 million at March 31, 2012 and December 31, 2011, respectively, for certain rebates and other amounts due to indirect customers. SRA balances in accounts payable and accrued expenses at March 31, 2012 decreased $35.0 million compared to December 31, 2011 primarily related to timing of Medicaid payments.

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

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options and restricted stock units. Common share equivalents have been excluded where their inclusion would be anti-dilutive. A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three months ended March 31,
	2012	2011

EPS - basic
Net income attributable to common shareholders	$54.8	$45.3

Basic weighted average common shares outstanding	125.3	123.7

EPS - basic	$0.44	$0.37

EPS - diluted
Net income attributable to common shareholders	$54.8	$45.3

Basic weighted average common shares outstanding	125.3	123.7
Effect of dilutive securities:
Dilutive stock awards	1.9	2.0

Diluted weighted average common shares outstanding	127.2	125.7

EPS - diluted	$0.43	$0.36

Awards to purchase 0.1 million and 0.3 million common shares for the three month periods ended March 31, 2012 and 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

As of March 31, 2012, the Company had $75.1 million of total unrecognized compensation expense, net of estimated forfeitures, which will be recognized over the remaining weighted average period of 1.4 years. During the three months ended March 31, 2012, the Company issued approximately 793,688 restricted stock grants and performance awards with an aggregate intrinsic value of $50.9 million. Certain restricted stock units are performance-based awards issued at a target number, subject to adjustments up or down based upon achievement of certain financial targets. No stock option grants were issued during the three months ended March 31, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The new guidance changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Among the changes, the new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities). Additionally, the new guidance extends the prohibition of applying a blockage factor (that is, premium or discount related to size of the entity’s holdings) to all fair value measurements. A fair value measurement that is not a Level 1 measurement may include premiums or discounts other than blockage factors. The new guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued a revised standard changing the goodwill impairment guidance. The revised standard provides entities with the option to first assess qualitative factors to determine whether performing the two-step goodwill impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the two-step quantitative impairment test will be required. Otherwise, no further testing will be required. Entities can choose to perform the qualitative assessment on none, some, or all of its reporting units. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company completed its most recent annual goodwill impairment test during the second quarter 2011 by applying the two-step test and determined that there was no impairment associated with goodwill. The Company is currently evaluating the impact this standard will have on its second quarter 2012 annual goodwill impairment test.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

Business acquisitions after 2008 have been accounted for under the acquisition method. Business acquisitions occurring during 2012 and 2011 were as follows:

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, Watson acquired all of the outstanding equity of Ascent for AU$377.2 million, or approximately $393.2 million, including estimated working capital adjustments. The transaction was funded using cash on hand and borrowings from the Company’s Revolving Credit Facility. Through the acquisition, Watson enhances its commercial presence in Australia and gains selling and marketing capabilities in Southeast Asia. In Australia, Ascent markets generic, brands, over-the-counter (“OTC”) and dermatology and skin care products. In Southeast Asia, Ascent markets generic and OTC products. Ascent’s Southeast Asian business includes commercial operations in Singapore, Malaysia, Hong Kong, Vietnam and Thailand. Ascent operates a manufacturing facility in Singapore for generic products in Southeast Asian markets. Ascent’s results are included in the Global Generics segment as of the acquisition date.

Recognition and Measurement of Assets and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed in a business purchase combination be recognized at their fair values as of the acquisition date and that in-process research and development (“IPR&D”) be recorded at fair value on the balance sheet regardless of the likelihood of success of the related product or technology.

The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date. As of March 31, 2012, certain amounts have not been finalized including the intangible asset values, interest rate used to discount the probability-weighted cash flows, uncertain tax positions and valuation of deferred tax liabilities (in millions):

Amount

Cash and cash equivalents	$9.1
Accounts receivable	30.0
Inventories	27.2
Other current assets	2.2
Property, plant & equipment	4.4
Intangible assets	192.8
Goodwill	217.9
Other assets	0.5
Current liabilities	(41.3)
Long-term deferred tax and other tax liabilities	(49.5)
Long-term debt	(0.1)

Net assets acquired	$393.2

Intangible Assets

Intangible assets represent product rights, contractual rights and trade names and have an estimated weighted average useful life of seven (7) years. The estimated fair value of the identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value of product right intangible assets as of the acquisition date ranged from 7.5% to 10.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Among the primary reasons the Company acquired Ascent and factors that contributed to the preliminary recognition of goodwill were a strong commercial presence in the Australian and Southeast Asian pharmaceutical markets, history of operating margins and profitability, opportunity to generate revenue as well as a platform to grow in additional Southeast Asian markets. The goodwill recognized from the Ascent acquisition is not deductible for tax purposes. All goodwill from the Ascent acquisition was assigned to the Global Generics segment.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

Included in general and administrative expenses for the three months ended March 31, 2012 is acquisition costs totaling $5.0 million for advisory, legal and regulatory costs incurred in connection with the Ascent acquisition.

Acquisition of Specifar

On May 25, 2011, Watson acquired Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”) for €400.0 million, or $561.7 million at closing, subject to a net working capital adjustment of €1.5 million, or $2.2 million, plus certain contingent consideration not to exceed an aggregate total of €40.0 million based on the gross profits on sales of the generic tablet version of Nexium® (esomeprazole) developed by Specifar during its first five years of sales in countries including major markets in Europe, Asia and Latin America, as well as in Canada. For additional information on the contingent payment, refer to “Note 9–Fair Value Measurements.”

Through the acquisition, Watson gained a generic pharmaceuticals product development company that develops and out-licenses generic pharmaceutical products primarily in Europe. In addition, the acquisition enhances the Company’s commercial presence in key European markets by providing a portfolio of products and provides a commercial presence in the branded-generic Greek pharmaceuticals market, including the Specifar and Alet brands of products. Specifar maintains an internationally approved manufacturing facility located near Athens, Greece. Watson funded the transaction using cash on hand and borrowings from the Company’s 2006 Credit Facility, which on September 16, 2011, concurrent with executing the Revolving Credit Facility, was terminated. Specifar results are included in the Global Generics segment subsequent to the acquisition date.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The transaction was accounted for using the acquisition method of accounting. The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date (in millions):

Amount

Cash and cash equivalents	$0.6
Accounts receivable	20.6
Inventories	27.1
Other current assets	9.3
Property, plant & equipment	65.1
IPR&D intangible assets	164.3
Intangible assets	265.1
Goodwill	195.1
Other assets	5.6
Current liabilities	(28.4)
Long-term deferred tax and other tax liabilities	(94.6)
Long-term debt	(27.9)
Other long-term liabilities	(42.4)

Net assets acquired	$559.5

For additional information on the acquisition of Specifar, refer to “ITEM 1 — BUSINESS” and “NOTE 4 — Acquisitions and Divestitures” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the Ascent acquisition had occurred as of January 1, 2011 and the Specifar acquisition had occurred as of January 1, 2010 (i.e., the beginning of the prior annual reporting period for the respective acquisitions). The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense on the fair valuation of assets acquired, the impact of Ascent financing in place at January 1, 2011 and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company (in millions, except per share amounts).

	Three Months Ended March 31,
(Unaudited)	2012	2011

Net revenues	$1,533.0	$935.1

Net income attributable to common shareholders	$58.3	$39.0
Earnings per share:
Basic	$0.47	$0.32
Diluted	$0.46	$0.31

NOTE 3 – REPORTABLE SEGMENTS

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

The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), direct R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains or losses on asset sales or disposal and impairments by segment as such information has not been accounted for at the segment level, nor has such information been used by management at the segment level.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments consisted of the following (in millions):

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total

Product sales	$1,108.0	$92.9	$298.6	$1,499.5	$585.0	$80.3	$179.5	$844.8
Other	8.1	16.7	—	24.8	15.1	16.6	—	31.7

Net revenues	1,116.1	109.6	298.6	1,524.3	600.1	96.9	179.5	876.5
Operating expenses:
Cost of sales(1)	614.2	25.8	264.3	904.3	289.1	17.8	148.7	455.6
Research and development	56.1	32.4	—	88.5	54.4	19.9	—	74.3
Selling and marketing	47.5	47.7	22.9	118.1	30.6	36.5	18.4	85.5

Contribution	$398.3	$3.7	$11.4	$413.4	$226.0	$22.7	$12.4	$261.1

Contribution margin	35.7%	3.4%	3.8%	27.1%	37.7%	23.4%	6.9%	29.8%

General and administrative				164.4				79.3
Amortization				131.9				56.6
Loss on asset sales and impairments, net				0.2				14.4

Operating income				$116.9				$110.8

Operating margin				7.7%				12.6%

(1)	Excludes amortization of acquired intangibles including product rights.

NOTE 4 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at March 31, 2012 and December 31, 2011 is approximately $14.6 million and $6.8 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Inventories:
Raw materials	$231.0	$219.2
Work-in-process	59.4	55.7
Finished goods	660.3	655.0

	950.7	929.9
Less: Inventory reserves	46.1	40.5

	$904.6	$889.4

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill for the Company’s reporting units consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Global Brands segment	$371.6	$371.6
Global Generics segment	1,473.7	1,250.4
Distribution segment	86.3	86.3

Total goodwill	$1,931.6	$1,708.3

The increase in Global Generics segment goodwill in 2012 is primarily due to goodwill of $217.9 million recognized in connection with the Ascent acquisition. For additional information on the Ascent acquisition, refer to “Note 2– Acquisitions and Divestitures”.

Product rights and intangible assets consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Intangibles with definite lives
Product rights and other related intangibles	$2,839.6	$2,582.5
Core technology	52.5	52.5
Customer relationships	49.1	49.1

	2,941.2	2,684.1
Less accumulated amortization	(1,704.0)	(1,566.0)

	1,237.2	1,118.1

Intangibles with indefinite lives
IPR&D	390.5	419.3
Trade Name	76.2	76.2

	466.7	495.5

Total product rights and related intangibles, net	$1,703.9	$1,613.6

The increase in product rights and other related intangibles in 2012 is primarily due to product rights, contractual rights and trade name intangibles of $192.8 million acquired as part of Ascent acquisition and $39.3 million of transfers from IPR&D to currently marketed products (“CMP”) related to the Arrow and Specifar acquisitions. For additional information on the Ascent acquisition, refer to “Note 2– Acquisitions and Divestitures”.

NOTE 6 – DEBT

Debt consisted of the following (in millions):

	March 31, 2012	December 31, 2011

Senior Notes,
$450.0 million 5.000% notes due August 14, 2014 (the “2014 Notes”)	$450.0	$450.0
$400.0 million 6.125% notes due August 14, 2019 (the “2019 Notes”) together the “Senior Notes”	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(1.6)	(1.7)

Senior Notes, net	848.4	848.3
Revolving Credit Facility	315.0	—
Mandatorily Redeemable Preferred Stock	187.6	183.2
Other notes payable	1.8	1.5

	1,352.8	1,033.0
Less: Current portion	189.0	184.5

Total long-term debt	$1,163.8	$848.5

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

Net proceeds from the offering of Senior Notes in 2009 were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow acquisition.

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

Committed borrowings under the Revolving Credit Facility bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurocurrency rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) prime rate as publicly announced by the Administrative Agent, or (c) one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is initially set at 0.25% for base rate loans and 1.25% for Eurocurrency rate loans. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is initially set at 0.15% of the unused portion of the Revolving Credit Facility. The Company is subject to, and, at March 31, 2012, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. The Revolving Credit Facility also imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. The outstanding balance under the Revolving Credit Facility was $315.0 million at March 31, 2012. There was no outstanding balance under the Revolving Credit Facility at December 31, 2011.

Mandatorily Redeemable Preferred Stock

On December 2, 2009, Watson issued 200,000 shares of newly designed non-voting Series A Preferred Stock having a stated value of $1,000 per share (the “Stated Value”), or an aggregate stated value of $200 million, which have been placed in an indemnity escrow account for a period of three years. At the time of issuance, the fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $150.0 million based on the mandatory redemption value of $200.0 million on December 2, 2012 using a discount rate of 9.63% per annum.

At March 31, 2012 and December 31, 2011, the fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $187.6 million and $183.2 million, respectively, and was reported as short-term debt. Accretion expense has been classified as interest expense. At March 31, 2012, the unamortized accretion expense was $12.4 million.

Fair Value of Debt Instruments

As of March 31, 2012, the fair value of our Senior Notes, determined based on Level 1 inputs, was $85.1 million greater than the carrying value. Generally changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Based on quoted market rates of interest and maturity schedules for similar debt issues, the fair values of our Revolving Credit Facility and other notes payable, determined based on Level 2 inputs, approximate their carrying values on March 31, 2012. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our debt would not be material on our financial condition, results of operations or cash flows.

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2012 was 43.6% compared to 47.9% for the three months ended March 31, 2011. The lower effective tax rate for the three months ended March 31, 2012, as compared to the same period of the prior year, is primarily due to an increased benefit relating to the Company’s domestic manufacturing activities for the three months ended March 31, 2012 and the non-recurring charge relating to the shutdown of our research center in Australia which we were unable to benefit from during the three months ended March 31, 2011.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2007. In 2010, the IRS began examining the Company’s tax returns for the 2007-2009 tax years. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes.

NOTE 8 – STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2012 consisted of the following (in millions):

Stockholders’ equity, December 31, 2011	$3,563.6
Common stock issued under employee plans	3.8
Increase in additional paid-in capital for share-based compensation plans	10.3
Net income	54.8
Other comprehensive income	37.5
Tax benefit from employee stock plans	6.2
Repurchase of common stock	(11.4)
Acquisition of noncontrolling interest	(4.3)

Stockholders’ equity, March 31, 2012	$3,660.5

NOTE 9 – FAIR VALUE MEASUREMENT

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

Assets and liabilities measured at fair value on a recurring basis as at March 31, 2012 and December 31, 2011 consisted of the following (in millions):

	000000000	000000000	000000000	000000000
	Fair Value Measurements as at March 31, 2012 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$13.5	$13.5	$—	$—

Liabilities:
Contingent consideration	132.2	—	—	132.2

	000000000	000000000	000000000	000000000
	Fair Value Measurements as at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$14.9	$14.9	$—	$—

Liabilities:
Contingent consideration	181.6	—	—	181.6

Marketable securities consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our consolidated statement of operations. For the three months ended March 31, 2012, interest accretion of $3.5 million was included within interest expense in the accompanying condensed consolidated statement of operations.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 (in millions):

	000000000	000000000	000000000	000000000	000000000	000000000
	Balance at December 31, 2011	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at March 31, 2012

Liabilities:
Contingent consideration obligations	$181.6	—	(53.9)	3.5	1.0	$132.2

	000000000	000000000	000000000	000000000	000000000	000000000
	Balance at December 31, 2010	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at March 31, 2011

Liabilities:
Contingent consideration obligations	$198.5	—	(0.6)	9.5	—	$207.4

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Legal Matters

Watson and its affiliates are involved in various disputes, governmental and/or regulatory inspection, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s general practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable.

We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. At March 31, 2012, and December 31, 2011, the Company’s consolidated balance sheets includes accrued loss contingencies of $101.8 million and $35.0 million, respectively. This amount includes contingent losses associated with the drug pricing litigation discussed below, as well as additional reserves for potential immaterial contingent losses.

Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including, but not limited to, qui tam actions, antitrust, product liability, patent infringement and trade practices), some of which present novel factual allegations and/or unique legal theories. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss. In those proceedings in which plaintiffs do request publicly quantified amounts of relief, we do not believe that the quantified amounts are meaningful because they are merely stated jurisdictional limits, exaggerated and/or unsupported by the evidence or applicable burdens of proof.

Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 were cases filed against Watson, Rugby and other Watson entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In the action pending in Kansas, the court has administratively terminated the matter. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Sanofi has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

Governmental Reimbursement Investigations and Drug Pricing Litigation. In November 1999, Schein Pharmaceutical, Inc., now known as Watson Pharma, Inc. (“Watson Pharma”) was informed by the U.S. Department of Justice that it, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida (the “Florida Qui Tam Action”). Watson Pharma has not been served in the qui tam action. A qui tam action is a civil lawsuit brought by an individual or a company (the “qui tam relator”) for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal as to Watson Pharma. The Company believes that the qui tam action relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The Company believes that the Florida Qui Tam Action against the Company was dismissed without prejudice while still sealed as to Watson. Watson Pharma subsequently also received and responded to notices or subpoenas from the Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Oklahoma, Alaska, Idaho, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Missouri, South Carolina, Utah, Kansas, and Louisiana captioned as follows: State of Oklahoma, ex rel., W.A. Drew Edmondson, Attorney General of Oklahoma v. Abbott Laboratories, Inc., et al., Case No. CJ-2010-474, District Court of Pottawatomie County, Oklahoma; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County,

Kansas, Civil Court Department; and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19th Judicial District. Three additional cases have been filed by Erie, Oswego and Schenectady counties in New York. Those cases have been settled in principle. In December of 2010, the State of Utah served the Company with a Civil Investigative Demand seeking additional information relating to the Company’s pricing practices. On December 20, 2011, the District Court for the Third Judicial District for Salt Lake County, Utah, entered an order staying the proceedings on the Civil Investigative Demand until thirty days following resolution of a pending appeal in a related matter.

In 2011, the Company settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. In October 2011, the Company reached an agreement in principle to settle the case brought on behalf of Oklahoma. The settlement is subject to the parties negotiating and executing a definitive settlement agreement. The amount of the settlement is not expected to be material to the Company. The case against the Company on behalf of Alabama was tried in 2009. The jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial date has not been scheduled. The case against the Company on behalf of Kentucky was tried in November 2011. The jury reached a verdict in the Company’s favor on each of Kentucky’s claims against the Company. Kentucky has filed post-trial motions for relief from the jury verdict. A hearing on Kentucky’s post-trial motions is set for May 8, 2012. The case against the Company on behalf of Alaska was settled in April 2012. The amount to be paid by the Company under the terms of the settlement was not material to the Company. The case against the Company on behalf of Idaho was settled in principle in March 2012. The settlement is subject to the parties negotiating and executing a definitive settlement agreement. The amount of the settlement in principle is not material to the Company. The case against the Company on behalf of Mississippi is scheduled for trial in September of 2012. The case against the Company on behalf of Kansas is scheduled for trial in January 2014.

At March 31, 2012 and December 31, 2011, the Company’s consolidated balance sheets included accrued expenses in connection with the remaining drug pricing actions of $73.9 million and $23.9 million, respectively. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In each year since 2002, the independent expert has reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree. The FDA’s most recent general cGMP inspection was conducted from August 2, 2010 through August 13, 2010. At the conclusion of the inspection, no formal observations were made and no FDA Form 483 was issued. The FDA also conducted a pharmacovigilence inspection at the Corona facility in August and September of 2011. At the conclusion of the inspection, the auditor issued an FDA Form 483 with five observations and stated that he would recommend no further actions by FDA in connection with the inspection. However, if in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Androgel®Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., D. NJ Civ. No. 09-1856 ); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation

transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On June 10, 2010, the Federal Trade Commission filed a notice of appeal to the Eleventh Circuit Court of Appeals, appealing the district court’s dismissal of its complaint. On April 25, 2012, the Court of Appeals affirmed the dismissal. On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment. Those motions remain pending. Discovery in the private actions is ongoing.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, as well as numerous other pharmaceutical companies, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. Breast cancer is the injury predominately alleged in these cases, but stroke is claimed in two cases and ovarian cancer in claimed in one case. Approximately 62 cases remain pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 62 plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Approximately 71 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 183 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,182 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 5,273 plaintiffs. These cases are generally in their preliminary stages and discovery is ongoing. The Company believes that it will be defended in and indemnified for the majority of these claims by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product line in late 2008. Further, the Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a purported class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On November 30, 2010, Anda filed a petition with the Federal Communications Commission (“FCC”), asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient. On May 2, 2012, the FCC dismissed the petition. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC. On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion for class certification. Anda filed its opposition to the motion on July 13, 2011. Plaintiff’s reply in support of its motion for class certification is due on May 29, 2012. The hearing on the class certification motion is scheduled for July 18, 2012. No trial date has been set. On May 2, 2012, an additional action alleging similar claims was filed (Physicians Healthsource, Inc. v. ANDA, Inc., U.S.D.C.S.D.FL, Case No. 12-60798-CIV). Anda believes it has substantial meritorious defenses to the actions, including but not limited to its receipt of consent to receive facsimile advertisements from many of the putative class members, and intends to defend the actions vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Drospirenone/Ethinyl Estradiol Tablets (Generic version of Yasmin®). On April 17, 2008, Bayer Schering Pharma AG sued the Company in the United States District Court for the Southern District of New York, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yasmin® tablets, infringes Bayer’s U.S. Patent No. 5,569,652 (Bayer Schering Pharma AG v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv3710). The complaint sought damages and injunctive relief. On September 28, 2010, the district court granted the Company’s motion for judgment on the pleadings and dismissed the case with prejudice. Final judgment was entered on January 7, 2011. On January 21, 2011, Bayer filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. Oral argument was held on December 7, 2011. On April 16, 2012, Court of Appeals affirmed the District Court’s decision. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Yasmin®. Therefore, an adverse ruling on the appeal or a subsequent final determination that the Company has infringed the patent in suit could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Drospirenone/Ethinyl Estradiol Tablets (Generic version of Yaz®). On November 5, 2007, Bayer Schering Pharma AG sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yaz® tablets, would infringe numerous Bayer patents. (Bayer Schering Pharma AG v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv1472) The complaint sought damages and injunctive relief and included claims related to U.S. Patent No. 5,787,531, U.S. Patent No. RE 37,564, and U.S. Patent No. RE 37,838. Watson filed an amended answer and counterclaims for a Declaratory Judgment of invalidity and/or non-infringment of U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, 7,163,931 and RE 38,253. Thereafter, the U.S. Court of Appeals for the Federal Circuit ruled that U.S. Patent No. 5,787,531 was invalid and the claims related to that patent were dismissed. The District Court subsequently entered a consent judgment that the Company does not infringe U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, and 7,163,931, and dismissed with prejudice Bayer’s claims related to U.S. Patent Nos. RE 37,838 and RE 38,253. The only patent still in dispute in the Nevada lawsuit is U.S. Patent No. RE 37,564. On April 11, 2011, Bayer filed a motion for summary judgment that U.S. Patent No. RE 37,564 is not invalid, and the Company filed a motion for summary judgment that Bayer’s U.S. Patent No. RE 37, 564 is invalid as obvious. On March 31, 2012, the court granted Bayer’s motion for summary judgment and denied the Company’s motion for summary judgment. The Company has suspended sales of its generic version of Yaz and intends to appeal the decision. However, the Company sold its generic version of Yaz® from January 7, 2012 through March 31, 2012. Therefore, if the Company is not successful in its appeal of the adverse ruling in the Nevada District Court or if there is a subsequent final determination that the Company has infringed the patent in suit, it could adversely affect the Company’s business, results of operations, financial condition and cash flows.

In a separate case, on September 18, 2008, Bayer sued the Company in the United States District Court for Southern District of New York, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yaz® tablets, would infringe U.S. Patent No. 5,569,652. On March 23, 2011, per stipulation by the parties, the District Court entered judgment in favor of the Company on its counterclaim for non-infringement of U.S. Patent No. 5,569,652, based on the Court’s September 28, 2010 Memorandum Opinion and Order in the Yasmin case (Case No. 08cv3710, discussed above). The appeal of this case was consolidated with the appeal of the Yasmin case concerning the same patent. As noted above, on April 16, 2012, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision in favor of the Company.

Quinine Sulfate Litigation. Beginning in 2008, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of quinine sulfate, for personal injuries allegedly arising from the use of quinine sulfate. Approximately 18 cases, representing claims by approximately 38 plaintiffs, are pending against the Company and/or its affiliates in various state courts in California and have been consolidated for pre-trial discovery. In December 2011, the Company reached an agreement in principle to settle all of the outstanding claims, subject to execution of definitive settlement agreements. The Master Settlement Agreement has been executed, and the Company is awaiting the execution of Individual Settlement Agreements and Releases from the respective claimants. The amount to be paid by the Company under the terms of the settlement is not material to the Company. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain. Although the cases have been settled in principle, these actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation. Beginning in 2010, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries allegedly arising out of the use of alendronate. Approximately 145 cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 191 plaintiffs. These cases are generally at their preliminary stages and discovery is ongoing. The Company believes that it will be defended in, and indemnified for, the majority of these claims by Merck & Co., the New Drug Application holder and manufacturer of the product sold by the Company during most of 2008. Several claims have also been asserted against Cobalt Laboratories, which the Company acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Eleven of the cases served on the Company naming Watson and/or Cobalt were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). Seven cases are part of a similar MDL matter pending in the United States District Court for the Southern District of New York. Two cases are part of consolidated litigation in the California Superior Court and three cases have been remanded to Missouri’s state court. The remaining cases are part of a State mass tort coordinated proceeding pending in Atlantic County, New Jersey. In January 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases pending against the Company in the New Jersey MDL matter. In the state court proceeding pending in Atlantic County, responsive pleadings and discovery have been suspended with respect to the generic defendants (including the Company) pending briefing and ruling on a motion to dismiss, which the generic defendants filed in March 2012. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 11 – SUBSEQUENT EVENTS

Acquisition of Actavis Group

On April 25, 2012, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Actavis Acquisition Debt S.à r.l., a company incorporated in Luxembourg (the “Vendor”), Nitrogen DS Limited, a company incorporated in the British Virgin Islands, Landsbanki Islands hf., a company incorporated in Iceland, ALMC Eignarhaldsfélag ehf., a company incorporated in Iceland, ALMC hf., a company incorporated in Iceland, Argon Management S.à r.l., a company incorporated in Luxembourg, the Managers party thereto, Deutsche Bank AG, London Branch, a branch of a company incorporated under the laws of the Federal Republic of Germany. The Purchase Agreement was approved by the Board of Directors of Watson.

Pursuant to the Purchase Agreement, Watson will acquire (i) the entire issued share capital of Actavis, Inc., a Delaware corporation, Actavis Pharma Holding 4 ehf., a company incorporated in Iceland, and Actavis S.à r.l., a company incorporated in Luxembourg (collectively “Actavis”) and (ii) all the rights of the Vendor in certain indebtedness of Actavis, in exchange for the following consideration:

•	A cash payment of €4.15 billion payable at closing, as adjusted based upon, among other things, the net working capital of Actavis;

•	Assumption of the obligation to pay at closing up to €100.0 million of indebtedness of the Vendor; and

•

The potential right to receive contingent consideration payable in the form of up to 5.5 million newly issued shares of Watson common stock or, under certain circumstances, in cash, based on Actavis’ financial performance in 2012 as described in the Purchase Agreement.

The Company intends to fund the cash portion of the transaction through a combination of term loan borrowings and the issuance of senior unsecured notes. Watson currently has bridge loan commitments from Bank of America/Merrill Lynch and Wells Fargo Bank, N.A. sufficient to finance the acquisition.

Actavis is a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Actavis has operations in more than 40 countries, with over 10,000 employees worldwide. At present, Actavis has a portfolio which includes more than 1,000 medicines present on the market and registered in more than 70 countries.

The acquisition is subject to customary conditions, including review by the U.S. Federal Trade Commission (FTC) under the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), as well as approvals outside of the United States. Pending approvals, Watson anticipates closing the transaction in the fourth quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2011, and elsewhere in this Quarterly Report.

Overview of Watson

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) is an integrated global specialty pharmaceuticals company engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. Our largest market is the United States of America (“U.S.”), followed by our key international markets including Western Europe, Canada, Australia, Southeast Asia, Latin America and South Africa. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities in the U.S., Western Europe, Canada, Malta, India, Southeast Asia and Brazil.

Acquisition of Actavis Group

        On April 25, 2012, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Actavis Acquisition Debt S.à r.l., a company incorporated in Luxembourg (the “Vendor”), Nitrogen DS Limited, a company incorporated in the British Virgin Islands, Landsbanki Islands hf., a company incorporated in Iceland, ALMC Eignarhaldsfélag ehf., a company incorporated in Iceland, ALMC hf., a company incorporated in Iceland. Argon Management S.à r.l., a company incorporated in Luxembourg, the Managers party thereto, Deutsche Bank AG, London Branch, a branch of a company incorporated under the laws of the Federal Republic of Germany. The Purchase Agreement was approved by the Board of Directors of Watson.

Pursuant to the Purchase Agreement, Watson will acquire (i) the entire issued share capital of Actavis, Inc., a Delaware corporation, Actavis Pharma Holding 4 ehf., a company incorporated in Iceland, and Actavis S.à r.l., a company incorporated in Luxembourg (collectively “Actavis”) and (ii) all the rights of the Vendor in certain indebtedness of Actavis, in exchange for the following consideration:

•	A cash payment of €4.15 billion payable at closing, as adjusted based upon, among other things, the net working capital of Actavis.

•	Assumption of the obligation to pay at closing up to €100.0 million of indebtedness of the Vendor; and

•

The potential right to receive contingent consideration payable in the form of up to 5.5 million newly issued shares of Watson common stock or, under certain circumstances, in cash, based on Actavis’ financial performance in 2012 as described in the Purchase Agreement.

The Company intends to fund the cash portion of the transaction through a combination of term loan borrowings and the issuance of senior unsecured notes. Watson currently has bridge loan commitments from Bank of America/Merrill Lynch and Wells Fargo Bank, N.A. sufficient to finance the acquisition.

Actavis is a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Actavis has operations in more than 40 countries, with over 10,000 employees worldwide. At present, Actavis has a portfolio which includes more than 1,000 medicines present on the market and registered in more than 70 countries.

The acquisition is subject to customary conditions, including review by the U.S. Federal Trade Commission (FTC) under the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), as well as approvals outside of the United States. Pending approvals, Watson anticipates closing the transaction in the fourth quarter of 2012.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total

Product sales	$1,108.0	$92.9	$298.6	$1,499.5	$585.0	$80.3	$179.5	$844.8
Other	8.1	16.7	—	24.8	15.1	16.6	—	31.7

Net revenues	1,116.1	109.6	298.6	1,524.3	600.1	96.9	179.5	876.5

Operating expenses:
Cost of sales(1)	614.2	25.8	264.3	904.3	289.1	17.8	148.7	455.6
Research and development	56.1	32.4	—	88.5	54.4	19.9	—	74.3
Selling and marketing	47.5	47.7	22.9	118.1	30.6	36.5	18.4	85.5

Contribution	$398.3	$3.7	$11.4	$413.4	$226.0	$22.7	$12.4	$261.1

Contribution margin	35.7%	3.4%	3.8%	27.1%	37.7%	23.4%	6.9%	29.8%

General and administrative				164.4				79.3
Amortization				131.9				56.6
Loss on asset sales and impairments, net				0.2				14.4

Operating income				$116.9				$110.8

Operating margin				7.7%				12.6%

(1)	Excludes amortization of acquired intangibles including product rights.

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

Net revenues in our Global Generics segment include product sales and other revenue. Our Global Generics segment product line includes a variety of products and dosage forms. Indications for this line include pregnancy prevention, pain management, depression, hypertension attention-deficit/hyperactivity disorder and smoking cessation. Dosage forms include oral solids, transdermals, injectables, inhalation products and transmucosals.

Other revenues consist primarily of royalties, milestone receipts, commission income and revenue from licensing arrangements.

Net revenues within our Global Generics segment increased 86.0% or $516.0 million to $1,116.1 million for the three months ended March 31, 2012 compared to net revenues of $600.1 million in the prior year period. The increase in net revenues was primarily due to sales of the authorized generic versions of Concerta® (methylphenidate ER) and Lipitor® (atorvastatin), ($479.6 million) which we launched in May 2011 and November 2011, respectively, higher international revenues ($62.0 million) primarily as a result of our Ascent and Specifar acquisitions in January 2012 and May 2011, respectively, and a number of product launches in certain key markets. These increases were partially offset by lower sales of extended release products ($38.2 million) and lower other revenue ($7.0 million) primarily due to the inclusion of revenues from a one-time settlement in the prior year period.

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

Cost of sales within our Global Generics segment increased 112.5% or $325.1 million to $614.2 million for the three months ended March 31, 2012 compared to $289.1 million in the prior year period. The increase in cost of sales was primarily due to product costs and royalties paid on methylphenidate ER and product costs on atorvastatin, which were not in the prior year period ($279.4 million) and higher costs on international sales ($36.1 million). Cost of sales as a percentage of net revenue increased to 55.0% from 48.2% in the prior year period primarily related to lower margins on sales of methylphenidate ER and atorvastatin and product mix. Under our agreements with Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Pfizer, Inc. (“Pfizer”), our share of the gross profit on sales of methylphenidate ER and atorvastatin are lower than our average gross profit margins. Our share of the gross profit on sales of methylphenidate ER increases each quarter through the middle of 2012.

Research and Development Expenses

Global Generics segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses within our Global Generics segment increased 3.1% or $1.7 million to $56.1 million for the three months ended March 31, 2012 compared to $54.4 million in the prior year period. The increase was primarily due to higher product development costs.

Selling and Marketing Expenses

Global Generics selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Selling and marketing expenses within our Global Generics segment increased 55.2% or $16.9 million to $47.5 million for the three months ended March 31, 2012 compared to $30.6 million in the prior year period primarily due to higher selling and marketing expenses incurred within international operations as a result of our Ascent and Specifar acquisitions ($11.8 million) in January 2012 and May 2011, respectively, and higher selling and marketing expenses in certain other key international markets ($4.0 million).

Global Brands Segment

Net Revenues

Our Global Brands segment includes our promoted products such as Rapaflo®, Gelnique®, Crinone®, Trelstar®, GeneressTM Fe, sodium ferric gluconate, ella®, Androderm® and INFeD® and a number of non-promoted products.

Other revenues in the Global Brands segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

Net revenues within our Global Brands segment increased 13.1% or $12.7 million to $109.6 million for the three months ended March 30, 2012 compared to net revenues of $96.9 million in the prior year period. The increase was due to higher product sales ($12.6 million) primarily due to new products including sodium ferric gluconate and Generess® Fe and key promoted products including Rapaflo® offset by lower sales of certain other products.

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

Cost of sales within our Global Brands segment increased 44.9% or $8.0 million to $25.8 million for the three months ended March 31, 2012 compared to $17.8 million in the prior year period. The increase in cost of sales was primarily due to higher product sales. Cost of sales as a percentage of net revenue increased to 23.5% from 18.4% in the prior year period due to product mix.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research, clinical and facilities costs associated with the development of our products.

R&D expenses within our Global Brands segment increased 62.8% or $12.5 million to $32.4 million for the three months ended March 31, 2012 compared to $19.9 million in the prior year period primarily due to higher contractual milestones ($6.6 million) and higher expenditures associated with our biosimilars product development program ($4.5 million) including recombinant follicle stimulating hormone (“rFSH”) and products being developed under our collaboration agreement with Amgen, Inc.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Global Brands segment increased 30.7% or $11.2 million to $47.7 million for the three months ended March 31, 2012 compared to $36.5 million in the prior year period primarily due to higher field force and support costs ($6.4 million) and launch costs in Canada ($4.1 million).

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

Net revenues within our Distribution segment increase 66.4% or $119.1 million to $298.6 million for the three months ended March 31, 2012 compared to net revenues of $179.5 million in the prior year period. The increase was primarily due to an increase in third-party product launches ($54.8 million) and an increase in the base business, which included volume increases in both generic and branded pharmaceutical product sales ($64.3 million).

Cost of Sales

Cost of sales within our Distribution segment includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales within our Distribution segment increased 77.7% or $115.6 million to $264.3 million for the three months ended March 31, 2012 compared to $148.7 million in the prior year period due to higher product sales. Cost of sales as a percentage of revenue increased 88.5% compared to 82.8% in the prior year period due to lower margins on certain sales to chain customers.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.

Selling and marketing expenses within our Distribution segment increased 24.5% or $4.5 million to $22.9 million for the three months ended March 31, 2012 compared to $18.4 million in the prior year period primarily due to higher freight costs ($2.2 million) and expenses associated with relocating our Groveport, Ohio distribution operations to the Olive Branch, Mississippi facility ($0.8 million).

Corporate General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in millions):	2012	2011	Dollars	%

Corporate general and administrative expenses	$164.4	$79.3	$85.1	107.3%
as a % of net revenues	10.8%	9.0%

Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses increased 107.3% or $85.1 million to $164.4 million for the three months ended March 31, 2012 compared to $79.3 million in the prior year period. The current year period includes a reserve for legal matters, net of expected insurance recoveries ($59.8 million) and higher costs associated with business acquisitions ($14.4 million).

Amortization

	Three Months Ended March 31,		Change
($ in millions):	2012	2011	Dollars	%

Amortization	$131.9	$56.6	$75.3	NM
as a % of net revenues	8.7%	6.5%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization for the three months ended March 31, 2012 increased from the prior year period primarily as a result of the atorvastatin product rights acquired in the Arrow acquisition ($59.7 million) and amortization of product rights and other intangible assets acquired in the Specifar and Ascent acquisitions ($13.7 million).

Loss on Asset Sales & Impairments, net

	Three Months Ended March 31,		Change
($ in millions):	2012	2011	Dollars	%

Loss on asset sales & impairments, net	$0.2	$14.4	$(14.2)	NM

In March 2011, we recognized an impairment loss of $14.4 million related to the anticipated sales of our Australia R&D facility and two buildings at our Copiague, New York manufacturing facility.

Interest Income

	Three Months Ended March 31,		Change
($ in millions):	2012	2011	Dollars	%

Interest income	$0.4	$0.8	$(0.4)	(50.0)%

Interest income decreased for the three months ended March 31, 2012 due to lower cash balances over the prior year period.

Interest Expense

	Three Months Ended March 31,		Change
($ in millions):	2012	2011	Dollars	%

Interest expense - $850 million Senior Notes	$12.3	$11.8	$0.5
Interest expense - Revolving Credit Facility	1.4	—	1.4
Interest expense - Mandatorily Redeemable Preferred Stock	4.4	4.0	0.4
Interest expense - Atorvastatin accretion	2.4	3.2	(0.8)
Interest expense - Columbia accretion	0.2	1.9	(1.7)
Interest expense - Esomeprazole accretion	0.7	—	0.7
Interest expense - Other contingent liability accretion	0.2	—	0.2
Interest expense - Other	0.1	0.9	(0.8)

	$21.7	$21.8	$(0.1)	(0.5)%

Other Income (Loss)

	Three Months Ended March 31,		Change
($ in millions):	2012	2011	Dollars	%

Earnings (loss) on equity method investments	$0.3	$(4.5)	$4.8
Gain on sale of securities	—	0.8	(0.8)
Other income (loss)	1.2	—	1.2

	$1.5	$(3.7)	$5.2	NM

Earnings on Equity Method Investments

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. In addition to recording our share of equity investment earnings (losses), we also recognized amortization expense related to underlying intangible assets associated with our equity method investments of $0.2 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Provision for Income Taxes

	Three Months Ended March 31,		Change
($ in millions):	2012	2011	Dollars	%

Provision for income taxes	$42.3	$41.3	$1.0	2.4%
Effective tax rate	43.6%	47.9%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to the inability to tax benefit losses in certain foreign jurisdictions and amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

The lower effective tax rate for the three months ended March 31, 2012, compared to the prior year period is primarily due to an increased benefit relating to the Company’s domestic manufacturing activities for the three months ended March 31, 2012 and the Company’s inability to tax benefit a non-recurring charge relating to the shutdown of the research and development center in Australia during the three months ended March 31, 2011.

Liquidity and Capital Resources

Working Capital Position

Working capital at March 31, 2012 and December 31, 2011 is summarized as follows (in millions):

	March 31, 2012	December 31, 2011	Increase (Decrease)

Current Assets:
Cash and cash equivalents	$168.7	$209.3	$(40.6)
Marketable securities	13.5	14.9	(1.4)
Accounts receivable, net of allowances	1,030.8	1,165.7	(134.9)
Inventories, net	904.6	889.4	15.2
Prepaid expenses and other current assets	126.5	122.3	4.2
Deferred tax assets	164.5	168.1	(3.6)

Total current assets	2,408.6	2,569.7	(161.1)

Current liabilities:
Accounts payable and accrued expenses	1,301.3	1,535.4	(234.1)
Short-term debt and current portion of long-term debt	189.0	184.5	4.5
Income taxes payable	75.7	106.7	(31.0)
Other	12.6	12.9	(0.3)

Total current liabilities	1,578.6	1,839.5	(260.9)

Working Capital	$830.0	$730.2	$99.8

Current Ratio	1.53	1.40

Working Capital increased $99.8 million to $830.0 million at March 31, 2012 compared to $730.2 million at December 31, 2011. The increase in working capital was primarily due to net income adjusted for non-cash items including amortization and depreciation ($155.8 million), working capital acquired in connection with the Ascent acquisition ($27.2 million) partially offset by repayment of debt ($60.0 million) and capital expenditures ($22.8 million).

Cash Flows from Operations

Summarized cash flow from operations is as follows (in millions):

	Three months ended March 31,
	2012	2011

Net cash provided by operating activities	$100.4	$232.0

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. The Company has generated cash flows from operating activities primarily driven by net income adjusted for amortization of our acquired product rights and depreciation. Cash provided by operating activities was $100.4 million for the three months ended March 31, 2012, compared to $232.0 million for the prior year period. Net cash provided by operations was lower in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily related to:

•

a net increase in the amount of cash used by changes in accounts payable and accrued expenses of $199.6 million, as a result of payments to Pfizer in connection with our launch of atorvastatin that were accrued at December 31, 2011;

•

a net decrease of $78.2 million in amount of cash generated through changes in income and other taxes payable primarily as a result of higher earnings in the fourth quarter 2011 compared to the fourth quarter of 2010, due to the launch of atorvastatin; and,

•

a net decrease of $29.7 million in the amount of cash generated through changes in inventory balances. In the current year period, inventories decreased $3.3 million whereas in the prior year period, inventories decreased $33.0 million.

The above amounts were offset in part by a net increase in the amount of cash provided by changes in accounts receivable of $129.6 million, as a result of both timing of sales and cash collections and an increase in net income adjusted for non-cash items including amortization, depreciation, provisions for inventory reserves and stock-based compensation.

Management expects that available cash balances and 2012 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2012 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows (in millions):

	Three months ended March 31,
	2012	2011

Net cash used in investing activities	$(404.3)	$(19.5)

Investing cash flows consist primarily of cash used in acquisitions, capital expenditures and purchases of product rights, investments and marketable securities offset by proceeds from the sale of investments, marketable securities and property and equipment. Net cash used in investing activities was $404.3 million for the three months ended March 31, 2012 compared to net cash used in investing activities of $19.5 million in the prior year period. Included in the three months ended March 31, 2012 was cash used in connection with the Ascent acquisition of $384.1 million, net of cash acquired and estimated working capital adjustments. Capital expenditures for property and equipment were $22.8 million and $19.3 million for the three months ended March 31, 2012 and 2011, respectively.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows (in millions):

	Three months ended March 31,
	2012	2011

Net cash provided by financing activities	$266.1	$11.2

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. Net cash provided by financing activities was $266.1 million for the three months ended March 31, 2012 compared to net cash provided by financing activities of $11.2 million in the prior year period. Included in the three months ended March 31, 2012 were borrowings under the Revolving Credit Facility to fund the Ascent acquisition of $375.0 million and proceeds from stock option exercises of $3.8 million partially offset by principal payments on debt of $60.0 million, a payment on the atorvastatin contingent consideration liability of $43.5 million, repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees of $11.4 million and the acquisition of the remaining noncontrolling interest in a subsidiary of $4.0 million. Included in the prior year period were proceeds from stock option exercises of $20.3 million partially offset by repurchase of common stock to satisfy tax withholding obligations in connection with employee equity awards of $10.3 million and the acquisition of the remaining noncontrolling interest in a subsidiary of $5.5 million. The excess tax benefit on stock-based compensation was $6.2 million and $6.7 million for the three months ended March 31, 2012 and 2011, respectively.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows (in millions):

	March 31, 2012	December 31, 2011	Increase (Decrease)

Short-term debt and current portion of long-term debt	$189.0	$184.5	$4.5
Long-term debt	1,163.8	848.5	315.3

Total debt	$1,352.8	$1,033.0	$319.8

Debt to capital ratio	27.0%	22.5%

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

Borrowings under the Revolving Credit Facility bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurocurrency rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) prime rate as publicly announced by the Administrative Agent, or (c) one-month London Interbank Offered Rate (“LIBOR”) plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is initially set at 0.25% for base rate loans and 1.25% for Eurocurrency rate loans. Additionally, to maintain availability of funds, the Company pays a commitment fee, which according to the pricing grid is initially set at 0.15% on the unused portion of the Revolving Credit Facility. The Company is subject to, and, at March 31, 2012, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. The agreement currently contains the following financial covenant:

•

Maintenance of a maximum ratio of Consolidated Total Debt to Consolidated EBITDA, as defined in the Revolving Credit Agreement (i.e., leverage ratio) of not greater than 3.50 to 1.0. At March 31, 2012, our leverage ratio calculated under the terms of the agreement was 0.91 to 1.0.

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

The Revolving Credit Facility also imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. The outstanding balance under the Revolving Credit Facility was $315.0 million at March 31, 2012. As of March 31, 2012, the net availability under the Revolving Credit Facility, reflecting $6.3 million of outstanding letters of credit, was $178.7 million. There was no outstanding balance under the Revolving Credit Facility at December 31, 2011.

Long-term Obligations

At March 31, 2012, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In May 2011, the FASB issued new guidance that results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. The new guidance changes some fair value measurement principles and disclosure requirements under U.S. GAAP. Among the changes, the new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities). Additionally, the new guidance extends the prohibition of applying a blockage factor (that is, premium or discount related to size of the entity’s holdings) to all fair value measurements. A fair value measurement that is not a Level 1 measurement may include premiums or discounts other than blockage factors. The new guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued a revised standard changing the goodwill impairment guidance. The revised standard provides entities with the option to first assess qualitative factors to determine whether performing the two-step goodwill impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the two-step quantitative impairment test will be required. Otherwise, no further testing will be required. Entities can choose to perform the qualitative assessment on none, some, or all of its reporting units. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard provided that the entity has not yet issued its financial statements for the period that includes its annual test date. The Company completed its most recent annual goodwill impairment test during the second quarter 2011 by applying the two-step test and determined that there was no impairment associated with goodwill. The Company is currently evaluating the impact this standard will have on its second quarter 2012 annual goodwill impairment test.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk) and the impact of foreign currency exchange changes (Foreign Currency Exchange Risk). We have not used derivative financial instruments in our investment portfolio.

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

Investment Risk

As of March 31, 2012, our total holdings in equity securities of other companies, including equity method investments were $40.1 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

At March 31, 2012, borrowings outstanding under our Revolving Credit Facility were $315.0 million. Current committed borrowings under the Revolving Credit Facility bear interest at a per annum rate of 1.49125%, which is determined based on one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin of 1.25%. Assuming a one percent increase in the applicable interest rate and no further payments of principal, the annual interest expense would increase by approximately $3.15 million. Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our other notes payable approximated their carrying values on March 31, 2012. As of March 31, 2012, the fair value of our Senior Notes was $85.1 million greater than the carrying value. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our Senior Notes would not be material on our financial condition, results of operations or cash flows.

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three months ended March 31, 2012 and 2011.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and “Legal Matters” in “NOTE 10 — Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part II” of our Annual Report on Form 10-K for the year ended December 31, 2011.

There were no material changes from these risk factors during the three months ended March 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(b) Use of Proceeds

N/A.

(c) Issuer Purchases of Equity Securities

During the quarter ended March 31, 2012, the Company repurchased approximately 194,095 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees for total consideration of $11.4 million as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 - 31, 2012	—	$—	—	—
February 1 - 29, 2012	42,324	$58.23	—	—
March 1 - 31, 2012	151,771	$59.02	—	—

ITEM 6. EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 42.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)

By:	/s/ R. Todd Joyce
R. Todd Joyce
Chief Financial Officer — Global
(Principal Financial and Accounting Officer)

Date: May 3, 2012

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2012

Exhibit No.	Description

2.6	Sale and Purchase Agreement dated as of April 25, 2012 by and among Nitrogen DS Limited, Landsbanki Islands hf., ALMC Eignarhaldsfélag ehf., ALMC hf, Argon Management S.à.r.l., the Managers party thereto, Deutsche Bank AG, London Branch, Actavis Acquisition Debt S.à.r.l., Watson Pharma S.à.r.l., and Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 2.1 to the Company’s April 30, 2012 Form 8-K.

10.25†	U.S. Supply and Distribution Agreement dated April 18, 2008 by and between Cobalt Pharmaceuticals Inc., Cobalt Laboratories Inc. and Pfizer Inc.

10.26†	Supply Agreement dated November 1, 2010 by and between Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Watson Laboratories, Inc.

10.27	Commitment Letter dated as of April 25, 2012, by and among Watson Pharmaceuticals, Inc., Bank of America, N.A., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated is incorporated by reference to Exhibit 10.1 to the Company’s April 30, 2012 Form 8-K.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested with respect to the redacted portions of the referenced exhibit.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.