Form 10-Q
period 2012-06-30
WATSON PHARMACEUTICALS INC
filed 2012-07-26
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares outstanding of the Registrant’s only class of common stock as of July 19, 2012 was approximately 127,645,485.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

Part I. FINANCIAL INFORMATION

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$217.6	$209.3
Marketable securities	7.4	14.9
Accounts receivable, net	876.0	1,165.7
Inventories, net	870.4	889.4
Prepaid expenses and other current assets	163.9	122.3
Deferred tax assets	184.6	168.1

Total current assets	2,319.9	2,569.7
Property and equipment, net	727.8	713.7
Investments and other assets	71.7	71.3
Deferred tax assets	27.5	21.7
Product rights and other intangibles, net	1,460.7	1,613.6
Goodwill	1,919.5	1,708.3

Total assets	$6,527.1	$6,698.3

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,307.3	$1,535.4
Income taxes payable	16.8	106.7
Short-term debt and current portion of long-term debt	193.4	184.5
Deferred revenue	12.5	12.8
Deferred tax liabilities	0.7	0.1

Total current liabilities	1,530.7	1,839.5
Long-term debt	1,098.7	848.5
Deferred revenue	11.7	17.0
Other long-term liabilities	37.3	72.7
Other taxes payable	76.7	79.0
Deferred tax liabilities	211.8	279.1

Total liabilities	2,966.9	3,135.8

Commitments and contingencies
Equity:
Preferred stock	—	—
Common stock	0.5	0.4
Additional paid-in capital	1,920.9	1,881.0
Retained earnings	2,078.0	2,085.4
Accumulated other comprehensive income (loss)	(98.1)	(76.5)
Treasury stock, at cost	(340.4)	(326.7)

Total stockholders’ equity	3,560.9	3,563.6
Noncontrolling interest	(0.7)	(1.1)

Total equity	3,560.2	3,562.5

Total liabilities and equity	$6,527.1	$6,698.3

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$1,355.2	$1,081.7	$2,879.5	$1,958.2

Operating expenses:
Cost of sales (excludes amortization, presented below)	754.0	613.4	1,658.3	1,069.0
Research and development	79.7	80.5	168.2	154.8
Selling and marketing	117.9	102.1	236.0	187.6
General and administrative	121.8	85.4	286.2	164.7
Amortization	105.8	74.6	237.7	131.2
Loss on asset sales and impairments, net	79.8	7.4	80.0	21.8

Total operating expenses	1,259.0	963.4	2,666.4	1,729.1

Operating income	96.2	118.3	213.1	229.1

Non-operating income (expense):
Interest income	0.5	0.5	0.9	1.3
Interest expense	(21.0)	(22.9)	(42.7)	(44.7)
Other (expense), net	(156.6)	(0.3)	(155.1)	(4.0)

Total other income (expense), net	(177.1)	(22.7)	(196.9)	(47.4)

Income (loss) before income taxes and noncontrolling interests	(80.9)	95.6	16.2	181.7
Provision (benefit) for income taxes	(18.7)	43.2	23.6	84.5

Net income (loss)	(62.2)	52.4	(7.4)	97.2
Loss attributable to noncontrolling interest	—	0.3	—	0.8

Net income (loss) attributable to common shareholders	$(62.2)	$52.7	$(7.4)	$98.0

Earnings (loss) per share attributable to common shareholders:
Basic	$(0.49)	$0.42	$(0.06)	$0.79

Diluted	$(0.49)	$0.42	$(0.06)	$0.78

Weighted average shares outstanding:
Basic	125.8	124.5	125.5	124.1

Diluted	125.8	126.4	125.5	126.1

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(62.2)	$52.4	$(7.4)	$97.2
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(59.1)	18.1	(21.6)	44.6
Unrealized gains (losses) on securities, net of tax	—	(0.1)	—	(9.2)

Total other comprehensive income (loss), net of tax	(59.1)	18.0	(21.6)	35.4

Comprehensive income (loss)	(121.3)	70.4	(29.0)	132.6
Comprehensive loss attributable to noncontrolling interest	—	0.3	—	0.8

Comprehensive income (loss) attributable to common shareholders	$(121.3)	$70.7	$(29.0)	$133.4

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$(7.4)	$97.2

Reconciliation to net cash provided by operating activities:
Depreciation	40.5	48.7
Amortization	237.7	131.2
Provision for inventory reserve	26.9	26.6
Share-based compensation	23.9	16.2
Deferred income tax benefit	(108.4)	(43.9)
(Earnings) losses on equity method investments	(1.1)	5.1
Loss on sale of securities	—	(0.8)
Loss on asset sales and impairment, net	101.3	21.8
Loss on foreign exchange derivatives	142.7	—
Amortization of deferred financing costs	13.3	—
Increase in allowance for doubtful accounts	1.6	—
Accretion of preferred stock and contingent consideration obligations	14.9	23.4
Contingent consideration fair value adjustment	(21.3)	—
Excess tax benefit from stock-based compensation	(9.9)	(9.9)
Other, net	2.5	0.3
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	310.9	(231.9)
Inventories	14.7	9.0
Prepaid expenses and other current assets	(25.9)	2.7
Accounts payable and accrued expenses	(355.4)	213.5
Deferred revenue	(5.4)	(4.3)
Income and other taxes payable	(98.4)	(8.2)
Other assets and liabilities	2.4	(4.9)

Total adjustments	307.5	194.6

Net cash provided by operating activities	300.1	291.8

Cash Flows From Investing Activities:
Additions to property and equipment	(53.3)	(41.5)
Additions to product rights and other intangibles	(3.6)	(10.2)
Proceeds from sales of property and equipment	7.4	0.8
Proceeds from sales of marketable securities and other investments	8.9	3.7
Additions to investments	(0.2)	(1.5)
Acquisition of business, net of cash acquired	(383.5)	(561.1)
Other investing activities, net	—	0.6

Net cash used in investing activities	(424.3)	(609.2)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	375.0	250.0
Debt issuance costs	(25.5)	—
Principal payments on debt	(125.3)	(28.8)
Proceeds from stock plans	10.9	42.6
Payment of contingent consideration	(90.1)	—
Repurchase of common stock	(13.7)	(11.1)
Acquisition of noncontrolling interest	(4.7)	(5.5)
Excess tax benefit from stock-based compensation	9.9	9.9

Net cash provided by financing activities	136.5	257.1

Effect of currency exchange rate changes on cash and cash equivalents	(4.0)	2.6

Net increase (decrease) in cash and cash equivalents	8.3	(57.7)
Cash and cash equivalents at beginning of period	209.3	282.8

Cash and cash equivalents at end of period	$217.6	$225.1

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Watson Pharmaceuticals, Inc. (“Watson” or the “Company”) is primarily engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in the United States of America (“U.S.”) and in key international markets including Europe, Canada, Australasia, South America and South Africa.

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

Acquisition of Actavis Group

On April 25, 2012, we entered into an agreement to acquire Actavis Group, for a cash payment of €4.15 billion payable at closing, as adjusted based upon among other things, the net working capital of Actavis, assumption of up to €100.0 million of indebtedness of the Actavis Group, and potential contingent consideration payable in the form of up to 5.5 million newly issued shares of Watson common stock or, under certain circumstances, in cash. The agreement has been approved by the Board of Directors of Watson. Actavis is a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Pending approvals, Watson anticipates closing the transaction in the fourth quarter of 2012. For additional information on the Actavis acquisition, refer to “Note 2 – Acquisitions and Divestitures.”

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, we completed the acquisition of Ascent Pharmahealth Ltd., (“Ascent”) the Australia and Southeast Asian generic pharmaceutical business of Strides Arcolab Ltd. for AU$376.6 million, including estimated working capital adjustments. The transaction was funded using cash on hand and borrowings from the Company’s Revolving Credit Facility. As a result of the acquisition, Watson enhances its commercial presence in Australia and gains a selling and marketing capability in Southeast Asia through Ascent’s line of generic and over-the-counter products. For additional information on the Ascent acquisition, refer to “Note 2 – Acquisitions and Divestitures.”

Biosimilars Collaborations

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

On July 13, 2012, the Company entered into a global license agreement with Synthon, obtaining an exclusive license to its trastuzumab molecule, which is being developed as a biosimilar to Herceptin®. Watson subsequently contributed the product to the Company’s biosimilar collaboration with Amgen. Under the terms of the Synthon agreement, Amgen and Watson will assume all responsibility for worldwide development and commercialization of biosimilar trastuzumab, including Phase III clinical trials and global manufacturing. The agreement entitles Synthon to an initial payment and the opportunity to receive a milestone payment and royalties on net sales. Synthon will also receive compensation for transitional support activities provided under the agreement.

Acquisition of Specifar Pharmaceuticals

On May 25, 2011, we completed the acquisition of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”), a privately-held multinational generic pharmaceutical company for €400.0 million, subject to a net working capital adjustment. As a result of the acquisition, we enhanced our commercial presence in key European markets through Specifar’s portfolio of approved products. The transaction also gave Watson a strong branded-generic commercial presence in the Greek pharmaceutical market.

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

Under the terms of its agreements, Watson pays a royalty to OMJPI based on the gross profit of product revenues as defined in the agreements. During the second quarter of 2012, the royalty payable to OMJPI was approximately 50% of sales which included the cost of the product supplied by OMJPI. Our royalty payable on sales of methylphenidate ER will decline if a third party competitor launches a competing bioequivalent product.

Under the terms of its agreement with Pfizer, Watson is obligated to make additional payments to Pfizer to the extent that a percentage of net sales exceeds the aggregate supply price for authorized generic of Lipitor®. In addition, Pfizer is obligated to make payments to Watson to the extent that the aggregate supply price for the authorized generic of Lipitor® is in excess of a certain percentage of sales.

The agreements with OMJPI and Pfizer expire on December 31, 2014 and November 30, 2016, respectively, and are subject to normal and customary early termination provisions.

In accordance with the acquisition agreement of the Arrow Group on December 2, 2009, the Arrow Group selling shareholders have the right to receive certain contingent payments based on the after-tax gross profits, as defined by the agreement, on sales of atorvastatin within the U.S. (the “Territory”) from product launch date up to and including May 31, 2013 (the “Contingent Payment Period”). The determination of contingent payment amounts is dependent upon the existence of generic competition within the Territory and after-tax gross profits earned, as defined in the acquisition agreement. Prior to the launch of a competing generic product in the Territory during the Contingent Payment Period, payment of contingent consideration is calculated as 50% of the after-tax gross profits, as defined in the acquisition agreement. Upon launch of a competing product to atorvastatin in the Territory during the Contingent Payment Period, the contingent consideration is calculated as either 85% of the after-tax gross profits or 15% of the after-tax gross profits, as defined in the acquisition agreement, with total contingent payments being limited to $250.0 million during the Contingent Payment Period.

Watson Laboratories, Inc., has entered into an agreement with Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to Watson’s generic version of Lidoderm®. The agreement allows Watson to launch its lidocaine topical patch 5% product on September 15, 2013, if approved by the U.S. Food and Drug Administration (FDA). The license will be exclusive as to an authorized generic version of Lidoderm® until the earlier of a third party generic launch or seven and one half months after Watson’s launch of its generic product. Endo will receive 25% of the gross profit generated on Watson’s sales of its generic version of Lidoderm® during Watson’s period of exclusivity.

Additionally, under the terms of the agreement, Watson will receive and be able to distribute equal amounts of branded Lidoderm® product from Endo valued at a total of up to approximately $96 million during the first eight months of 2013. In the event that Watson has not received FDA approval to launch its own lidocaine topical patch 5% by January 1, 2014, Watson will receive additional quantities of branded Lidoderm® product to distribute valued at up to approximately $80 million in 2014 over a period of twelve months and in the event that Watson has not received FDA approval to launch its own lidocaine topical patch 5% by January 1, 2015, up to approximately $64 million over a period of nine months in 2015. Watson’s availability of brand product would cease upon the launch of any generic version of Lidoderm®. The receipt of the branded product will be recorded at the time all contingencies related to Watson’s ability to receive and distribute such inventory are resolved.

Preferred and Common Stock

As of June 30, 2012 and December 31, 2011, there were 2.5 million shares of no par value per share preferred stock authorized. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009, the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012, and is accordingly included within short-term debt in the consolidated balance sheet at June 30, 2012 and December 31, 2011. Refer to “Note 6 – Debt” for additional discussion. As of June 30, 2012 and December 31, 2011, there were 500.0 million shares of $0.0033 par value per share common stock authorized, 137.8 million and 137.1 million shares issued and 127.6 million and 127.2 million outstanding, respectively. Of the issued shares, 10.2 million shares and 10.0 million shares were held as treasury shares as of June 30, 2012 and December 31, 2011, respectively.

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

The provision for chargebacks is our most significant sales allowance. A chargeback represents an amount payable in the future to a wholesaler for the difference between the invoice price paid to the Company by our wholesale customer for a particular product and the negotiated contract price that the wholesaler’s customer pays for that product. The Company’s chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. The provision for chargebacks also takes into account an estimate of the expected wholesaler sell-through levels to indirect customers at contract prices. The Company validates the chargeback accrual quarterly through a review of the inventory reports obtained from our largest wholesale customers. This customer inventory information is used to verify the estimated liability for future chargeback claims based on historical chargeback and contract rates. These large wholesalers represent 85% – 90% of the Company’s chargeback payments. The Company continually monitors current pricing trends and wholesaler inventory levels to ensure the liability for future chargebacks is fairly stated.

A number of factors impact the level of SRA as a percentage of gross accounts receivable. These factors include sales levels for our Distribution segment which has lower levels of SRA relative to our other segments and international sales with operations in Europe, Canada, Australasia, South America and South Africa, which generally has lower levels of SRA compared to our U.S. generic business.

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses. Accounts receivable are presented net of SRA balances of $456.7 million and $556.3 million at June 30, 2012 and December 31, 2011, respectively. SRA balances in accounts receivable at June 30, 2012 decreased $99.6 million compared to December 31, 2011 primarily due to lower chargeback and rebate amounts on lower U.S. sales of atorvastatin, changes in wholesaler inventory levels and the timing of annual rebate payments, which typically occur in the first quarter of the year. Accounts payable and accrued expenses include $247.9 million and $250.5 million at June 30, 2012 and December 31, 2011, respectively, for certain rebates and other amounts due to indirect customers.

Comprehensive Income (Loss)

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is composed of unrealized gains (losses) on certain holdings of publicly traded equity securities, net of tax, reclassification for (gains) losses included in net income, net of tax and foreign currency translation adjustments.

Goodwill and Intangible Assets with Indefinite-Lives

During the second quarter of 2012, the Company performed its annual impairment assessment of goodwill, acquired in-process research and development (“IPR&D”) intangibles and trade name intangible assets with indefinite-lives. The Company has determined there was no impairment associated with goodwill or trade name intangibles.

The Company recorded a $101.0 million impairment charge related to certain IPR&D assets acquired in the Specifar acquisition. The impairment primarily related to three products as a result of various factors occurring during the second quarter mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the current carrying values.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options and restricted stock units. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
EPS—basic
Net income (loss) attributable to common shareholders	$(62.2)	$52.7	$(7.4)	$98.0

Basic weighted average common shares outstanding	125.8	124.5	125.5	124.1

EPS—basic	$(0.49)	$0.42	$(0.06)	$0.79

EPS—diluted
Net income (loss) attributable to common shareholders	$(62.2)	$52.7	$(7.4)	$98.0

Basic weighted average common shares outstanding	125.8	124.5	125.5	124.1
Effect of dilutive securities:
Dilutive stock awards	—	1.9	—	2.0

Diluted weighted average common shares outstanding	125.8	126.4	125.5	126.1

EPS—diluted	$(0.49)	$0.42	$(0.06)	$0.78

Awards to purchase 1.8 million and 0.2 million common shares for the three month periods ended June 30, 2012 and 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were anti-dilutive. Awards to purchase 1.9 million and 0.2 million common shares for the six month periods ended June 30, 2012 and 2011, respectively, were outstanding but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

As of June 30, 2012, the Company had $62.6 million of total unrecognized compensation expense, net of estimated forfeitures, which will be recognized over the remaining weighted average period of 1.3 years. During the six months ended June 30, 2012, the Company issued approximately 837,536 restricted stock grants and performance awards with an aggregate intrinsic value of $54.0 million. Certain restricted stock units are performance-based awards issued at a target number, subject to adjustments up or down based upon achievement of certain financial targets. No stock option grants were issued during the six months ended June 30, 2012.

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

In September 2011, the FASB issued a revised standard changing the goodwill impairment guidance. The revised standard provides entities with the option to first assess qualitative factors to determine whether performing the two-step goodwill impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the two-step quantitative impairment test will be required. Otherwise, no further testing will be required. Entities can choose to perform the qualitative assessment on none, some, or all of its reporting units. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company completed its most recent annual goodwill impairment test during the second quarter 2012 by applying the two-step test and determined that there was no impairment associated with goodwill. The adoption of this new guidance did not have any impact on the Company consolidated financial statements.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

Business acquisitions after 2008 have been accounted for under the acquisition method. Business acquisitions occurring during 2012 were as follows:

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

Pursuant to the Purchase Agreement, Watson will acquire (i) the entire issued share capital of Actavis, Inc., a Delaware corporation, Actavis Pharma Holding 4 ehf., a company incorporated in Iceland, and Actavis S.à r.l., a company incorporated in Luxembourg (collectively “Actavis”) and (ii) all the rights of the Vendor in certain indebtedness of Actavis, in exchange for the following consideration:

•	A cash payment of €4.15 billion payable at closing, as adjusted based upon among other things, the net working capital of Actavis.

•	Assumption of the obligation to pay at closing up to €100.0 million of indebtedness of the Vendor, and

•

The potential right to receive contingent consideration payable in the form of up to 5.5 million newly issued shares of Watson common stock or, under certain circumstances, in cash, based on Actavis’ financial performance in 2012 as described in the Purchase Agreement.

The Company intends to fund the cash portion of the transaction through a combination of term loan borrowings and the issuance of senior unsecured notes. Watson currently has bridge loan and term loan commitments sufficient to finance the acquisition.

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

Acquisition Related Expenses

Included in general and administrative expenses for the three and six months ended June 30, 2012 are costs totaling $28.0 million and $37.6 million, respectively for acquisition and integration costs including advisory, legal, regulatory and severance charges incurred in connection with the pending Actavis acquisition.

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, Watson acquired all of the outstanding equity of Ascent for AU$376.6, including estimated working capital adjustments. The transaction was funded using cash on hand and borrowings from the Company’s Revolving Credit Facility. Through the acquisition, Watson enhances its commercial presence in Australia and gains selling and marketing capabilities in Southeast Asia. In Australia, Ascent markets generic, brands, over-the-counter (“OTC”) and dermatology and skin care products. In Southeast Asia, Ascent markets generic and OTC products. Ascent’s Southeast Asian business includes commercial operations in Singapore, Malaysia, Hong Kong, Vietnam and Thailand. Ascent operates a manufacturing facility in Singapore for generic products in Southeast Asian markets. Ascent’s results are included in the Global Generics segment as of the acquisition date.

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

The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date. As of June 30, 2012, certain amounts have not been finalized for the intangible asset values (in millions):

Amount
Cash and cash equivalents	$9.1
Accounts receivable	29.7
Inventories	27.2
Other current assets	3.3
Property, plant & equipment	4.4
Intangible assets	192.6
Goodwill	216.3
Current liabilties	(35.7)
Long-term deferred tax and other tax liabilities	(53.8)
Other long term liabilities	(0.4)
Long-term debt	(0.1)

Net assets acquired	$392.6

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

Acquisition-Related Expenses

Included in general and administrative expenses for the six months ended June 30, 2012 is acquisition costs totaling $5.0 million for advisory, legal and regulatory costs incurred in connection with the Ascent acquisition.

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

The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains or losses on asset sales or disposal and impairments by segment as not all such information is accounted for at the segment level, nor is such information used by all segments.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments consisted of the following (in millions):

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$976.0	$100.9	$240.9	$1,317.8	$781.5	$92.0	$176.4	$1,049.9
Other	19.0	18.4	—	37.4	10.9	20.9	—	31.8

Net revenues	995.0	119.3	240.9	1,355.2	792.4	112.9	176.4	1,081.7
Operarting expenses:
Cost of sales(1)	517.4	28.7	207.9	754.0	439.1	25.1	149.2	613.4
Research and development	53.8	25.9	—	79.7	58.3	22.2	—	80.5
Selling and marketing	52.6	42.5	22.8	117.9	37.7	44.8	19.6	102.1

Contribution	$371.2	$22.2	$10.2	$403.6	$257.3	$20.8	$7.6	$285.7

Contibution margin	37.3%	18.6%	4.2%	29.8%	32.5%	18.4%	4.3%	26.4%
General and administrative				121.8				85.4
Amortization				105.8				74.6
Loss on asset sales and impairments, net				79.8				7.4

Operating income				$96.2				$118.3

Operating margin				7.1%				10.9%

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$2,084.0	$193.8	$539.5	$2,817.3	$1,366.5	$172.3	$355.9	$1,894.7
Other	27.1	35.1		62.2	26.0	37.5	—	63.5

Net revenues	2,111.1	228.9	539.5	2,879.5	1,392.5	209.8	355.9	1,958.2
Operarting expenses:
Cost of sales(1)	1,131.6	54.5	472.2	1,658.3	728.2	42.9	297.9	1,069.0
Research and development	109.9	58.3	—	168.2	112.7	42.1	—	154.8
Selling and marketing	100.1	90.2	45.7	236.0	68.3	81.3	38.0	187.6

Contribution	$769.5	$25.9	$21.6	$817.0	$483.3	$43.5	$20.0	$546.8

Contibution margin	36.5%	11.3%	4.0%	28.4%	34.7%	20.7%	5.6%	27.9%
General and administrative				286.2				164.7
Amortization				237.7				131.2
Loss on asset sales and impairments, net				80.0				21.8

Operating income				$213.1				$229.1

Operating margin				7.4%				11.7%

(1)	Excludes amortization of acquired intangibles including product rights.

NOTE 4 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at June 30, 2012 and December 31, 2011 is approximately $20.3 million and $6.8 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Inventories:
Raw materials	$260.8	$219.2
Work-in-process	52.4	55.7
Finished goods	604.4	655.0

	917.6	929.9
Less: Inventory reserves	47.2	40.5

	$870.4	$889.4

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Global Brands segment	$371.6	$371.6
Global Generics segment	1,461.6	1,250.4
Distribution segment	86.3	86.3

Total goodwill	$1,919.5	$1,708.3

The increase in Global Generics segment goodwill in 2012 is primarily due to goodwill of $216.3 million recognized in connection with the Ascent acquisition. For additional information on the Ascent acquisition, refer to “Note 2– Acquisitions and Divestitures.”

Product rights and intangible assets consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Intangibles with definite lives:
Product rights and other related intangibles	$2,908.2	$2,582.5
Core technology	52.5	52.5
Customer relationships	49.1	49.1

	3,009.8	2,684.1
Less: accumulated amortization	(1,800.7)	(1,566.0)

	1,209.1	1,118.1
Intangibles with indefinite lives:
IPR&D	175.4	419.3
Trade Name	76.2	76.2

	251.6	495.5

Total product rights and related intangibles, net	$1,460.7	$1,613.6

The increase in product rights and other related intangibles in 2012 is primarily due to product rights, contractual rights and trade name intangibles of $192.6 million acquired as part of Ascent acquisition and $141.5 million of transfers from IPR&D to currently marketed products (“CMP”) related to the Arrow and Specifar acquisitions. For additional information on the Ascent acquisition, refer to “Note 2– Acquisitions and Divestitures.”

The Company recorded an impairment charge of $101.0 million related to certain IPR&D assets acquired as part of the Specifar acquisition resulting in the decrease of IPR&D assets at June 30, 2012. For additional information on the factors resulting in the impairment charge, refer to “Note 1 – General.” The $101.0 million impairment charge was offset by a $21.3 million fair value adjustment of a contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits are included in loss on asset sales and impairments, net in the three and six month periods ended June 30, 2012. For additional information on the contingent obligation fair value adjustment, refer to “Note 10 – Fair Value Measurements.”

NOTE 6 – DEBT

Debt consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Senior Notes,
$450.0 million 5.000% notes due August 14, 2014 (the “2014 Notes”)	$450.0	$450.0
$400.0 million 6.125% notes due August 14, 2019 (the “2019 Notes”) together the “Senior Notes”	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(1.4)	(1.7)

Senior Notes, net	848.6	848.3
Revolving Credit Faciltiy	250.0	—
Mandatorily Redeemable Preferred Stock	192.2	183.2
Other notes payable	1.3	1.5

	1,292.1	1,033.0
Less: Current portion	193.4	184.5

Total long-term debt	$1,098.7	$848.5

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

The Company may redeem the Senior Notes on at least 15 days, but no more than 60 days, prior written notice for cash for a redemption price equal to the greater of 100% of the principal amount of the Senior Notes to be redeemed and the sum of the present values of the remaining scheduled payments, as defined by the Senior Note Indentures, of the Senior Notes to be redeemed, discounted to the date of redemption at the applicable treasury rate, as defined by the Senior Note Indentures, plus 40 basis points.

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

Revolving Credit Facility

On May 21, 2012, the Company entered into Amendment 1 to Credit Agreement and Joinder Agreement (the “Amendment”) to the Company’s existing credit agreement that closed on September 16, 2011, with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndicate of banks establishing a senior unsecured revolving credit facility (the “Revolving Credit Facility”). The amended Revolving Credit Facility provides an aggregate principal amount of $750.0 million in senior unsecured revolving loans. The revolving loans may be borrowed, repaid and re-borrowed through September 16, 2016 and, subject to certain minimum amounts, may be prepaid in whole or in part without premiums or penalties. Amounts borrowed under the amended Revolving Credit Facility may be used to finance working capital and other general corporate purposes.

Committed borrowings under the Revolving Credit Facility bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurocurrency rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) prime rate as publicly announced by the Administrative Agent, or (c) one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is initially set at 0.25% for base rate loans and 1.25% for Eurocurrency rate loans. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is initially set at 0.15% of the unused portion of the Revolving Credit Facility. The Company is subject to, and, at June 30, 2012, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. As amended, the Revolving Credit Facility imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. As amended, the Revolving Credit Facility includes a Consolidated Leverage Ratio covenant providing that the aggregate principal amount of Acquisition Indebtedness (as such term is defined in the Amendment to the Revolving Credit Facility) that includes a “special mandatory redemption” provision (or other similar provision) requiring the Company to redeem such Acquisition Indebtedness will be excluded for purposes of determining Consolidated Total Debt at any time prior to the proposed acquisition of the Actavis Group as more fully set forth in the Amendment to the Revolving Credit Facility. As amended, the Revolving Credit Facility also provides that (a) during the period prior to the date on which the Company’s proposed acquisition of the Actavis Group is consummated (such date, the “Acquisition Date”), the Company is permitted to have a maximum Consolidated Leverage Ratio as of the last date of any period of four consecutive fiscal quarters of the Company of up to 3.50 to 1.00, and (b) as of the acquisition date and thereafter the Company is permitted to have a maximum Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of the Company of up to (i) with respect to the four consecutive fiscal quarters from the Acquisition Date through December 31, 2013, 4.25 to 1.00; (ii) with respect to the four consecutive fiscal quarters from January 1, 2014 through December 31, 2014, 4.00 to 1.00; and (iii) with respect to period of four consecutive fiscal quarters ending from January 1, 2015 and thereafter, 3.50 to 1.00. The outstanding balance under the Revolving Credit Facility was $250.0 million at June 30, 2012. There was no outstanding balance under the Revolving Credit Facility at December 31, 2011.

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

At June 30, 2012 and December 31, 2011, the fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $192.2 million and $183.2 million, respectively, and was reported as short-term debt. Accretion expense has been classified as interest expense. At June 30, 2012, the unamortized accretion expense was $7.8 million.

Bridge Facility

On April 25, 2012, pending execution of the Company’s final financing plans in connection with the purchase of Actavis Group, the Company entered into a senior unsecured bridge loan (“Bridge Facility”) with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A. in an amount up to $6.0 billion. The commitments under the Bridge Facility terminate upon the earliest of (a) on February 28, 2013, (b) the closing of the proposed acquisition of the Actavis Group without the use of the Bridge Facility or Credit Agreement and (c) the termination of the Sale and Purchase Agreement in accordance with its terms. Funding under the Bridge Facility is subject to several customary conditions, including (i) no Company Material Adverse Effect having occurred, (ii) the negotiation of definitive financing agreements and (iii) other customary closing conditions. The Company currently anticipates that it will have permanent financing in lieu of the Bridge Facility in place before the end of 2012. Debt issuance costs paid in connection with the Bridge Facility were $24.0 million which are being amortized over the bridge commitment period, which may be accelerated as permanent financing is obtained. In addition, another commitment fee equal to 0.20% of the outstanding commitment on July 24, 2012 was paid. Additional debt issuance costs of an annual fee of 0.20% of the outstanding commitment is payable through the end of the Bridge Facility commitment period. In conjunction with Amendment 1 to the Revolving Credit Facility and the execution of the $1.8 billion Credit Agreement, the Bridge Facility was reduced to $4.3 billion, effective July 20, 2012.

Credit Agreement

On June 22, 2012, the Company, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, and a syndicate of banks participating as lenders entered into a senior unsecured Term Loan Credit Agreement (the “Credit Agreement”) pursuant to which the lenders party to the agreement will provide the Company with a senior unsecured term facility in an aggregate amount not to exceed $1.8 billion. The proceeds from borrowings under the Credit Agreement may be used only (i) to finance, in part, if consummated, the Company’s proposed acquisition of the Actavis Group (as described in “Note 2 – Acquisitions and Divestitures”) and all the rights in certain indebtedness of the Actavis Group, and (ii) to pay fees and expenses incurred in connection with the Actavis Group acquisition and related financing transactions.

Borrowings under the Credit Agreement are subject to several conditions, including (i) no “Target Material Adverse Effect” having occurred (as defined in the Credit Agreement), (ii) receipt of certain financial statements as more fully set forth in the Credit Agreement, (iii) receipt of customary closing documents and (iv) other customary closing conditions more fully set forth in the Credit Agreement. Borrowings under the Credit Agreement will bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurodollar rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate as publicly announced by the Administrative Agent or (c) the one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is initially set at 0.50% for base rate loans and 1.50% for Eurodollar rate loans.

Borrowings under the Credit Agreement will mature on the fifth anniversary of the closing date of the Acquisition. The outstanding principal amount under the Credit Agreement is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the closing date (beginning with the quarter ending March 31, 2013) of the Acquisition, with the remaining balance payable on the maturity date. The Credit Agreement contains financial covenants that are substantially similar to those in the Company’s Revolving Credit Facility. The Credit Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the credit facilities). The Credit Agreement became effective in accordance with its terms on June 22, 2012. There was no outstanding balance under the Credit Agreement at June 30, 2012.

Fair Value of Debt Instruments

As of June 30, 2012, the fair value of our Senior Notes, determined based on Level 1 inputs, was $92.4 million greater than the carrying value. Generally changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Based on quoted market rates of interest and maturity schedules for similar debt issues, the fair values of our Revolving Credit Facility and other notes payable, determined based on Level 2 inputs, approximate their carrying values on June 30, 2012. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our debt would not be material on our financial condition, results of operations or cash flows.

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2012 was 145.7% compared to 46.5% for the six months ended June 30, 2011. The significantly higher effective rate for the six months ended June 30, 2012, as compared to the same period in the prior year, is primarily due to the non deductibility of the loss from foreign exchange derivatives partially offset by the reversal of deferred tax liabilities relating to the Ascent acquisition resulting in a net tax rate detriment of 81.5%. At the time of the Ascent acquisition, the Company was not entitled to a step up in the tax bases of assets and thus recorded deferred tax liabilities as part of acquisition accounting. The Company intends to restructure its acquisition to subsequently gain a tax free step up in the acquired assets. Such restructuring required Australian regulatory approval, which occurred during the second quarter of 2012. This approval was outside the control of the Company at the time of the acquisition.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2012 consisted of the following (in millions):

Stockholders’ equity, December 31, 2011	$3,563.6
Common stock issued under employee plans	10.9
Increase in additional paid-in capital for share-based compensation plans	23.9
Net loss	(7.4)
Other comprehensive loss	(21.6)
Tax benefit from employee stock plans	9.9
Repurchase of common stock	(13.7)
Acquisition of noncontrolling interest	(4.7)

Stockholders’ equity, June 30, 2012	$3,560.9

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into foreign currency exchange options and forward contracts to hedge its agreed upon purchase of Actavis of €4.25 billion. The foreign currency options have a net premium payable of $158.3 million, which is included in accounts payable and accrued expenses at June 30, 2012. These transactions have been entered into to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the future purchase obligation. Since these derivatives are hedges on foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives is recognized in the statement of operations.

Effects on Condensed Consolidated Balance Sheets

The location and amount of derivative instrument fair values in the consolidated balance sheets are shown below.

	June 30, 2012	December 31, 2011
Asset derivatives not designated for hedge accounting
Foreign currency exchange options	$23.2	$—

Total asset (A)	$23.2	$—

Liability derivatives not designated for hedge accounting
Forward contracts	7.7	—

Total liability (B)	$7.7	$—

(A)	Asset derivatives are included in Prepaid expenses and other current assets.
(B)	Liability derivatives are included in Accounts payable and accrued expenses.

Effects on Condensed Consolidated Statements of Operations

The location and amount of gains or losses recognized on the derivative instruments recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 consisted of the following:

			Gain (Loss) Recognized in Income
			Three months ended June 30,		Six months ended June 30,
Derivative Not Designated as Hedging Instrument	Location of Gain (Loss) Recognized in Income		2012	2011	2012	2011
Foreign currency exchange options	Other income (expenses)		$(134.9)	$—	$(134.9)	$—
Forward contracts	Other income (expenses)		(7.8)	—	(7.8)	—

		Total	$(142.7)	$—	$(142.7)	$—

NOTE 10 – FAIR VALUE MEASUREMENT

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

Assets and liabilities measured at fair value on a recurring basis as at June 30, 2012 and December 31, 2011 consisted of the following (in millions):

	Fair Value Measurements as at June 30, 2012 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$7.4	$7.4	$—	$—
Foreign exchange currency options	23.2	—	23.2	—

Total assets	30.6	7.4	23.2	—

Liabilities:
Contingent consideration	50.0	—	—	50.0
Foreign exchange forward contracts	7.7	—	7.7	—

Total liabilities	$57.7	$—	$7.7	$50.0

	Fair Value Measurements as at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities	$14.9	$14.9	$—	$—

Total assets	14.9	14.9	—	—

Liabilities:
Contingent consideration	181.6	—	—	181.6

Total liabilities	$181.6	$—	$—	$181.6

Marketable securities consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.

Foreign currency exchange options are valued using an aggregation by currency of all future cash flows discounted to their present value at the prevailing market interest rates and subsequently converted to the U.S. dollar at the current spot foreign exchange rate; these are Level 2 inputs. Changes in the fair value of foreign currency exchange options are recorded in other income (expense) in our consolidated statement of operations.

Foreign currency forward contracts are valued using an income approach with significant observable inputs, specifically spot currency rates, market designated forward currency price and a discount rate; these are Level 2 inputs. Changes in the fair value of the foreign currency forward contracts are recorded in other income (expense) in our consolidated statement of operations.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our consolidated statement of operations. For the six months ended June 30, 2012, interest accretion of $5.8 million was included within interest expense in the accompanying condensed consolidated statement of operations.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011 (in millions):

	Balance at December 31, 2011	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at June 30, 2012
Liabilities:
Contingent consideration obligations	$181.6	—	(115.3)	(15.5)	(0.8)	$50.0

	Balance at December 31, 2010	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at June 30, 2011
Liabilities:
Contingent consideration obligations	$198.5	—	27.4	15.8	—	$241.7

During the six months ended June 30, 2012, the Company made contingent payments to the Arrow Group selling shareholders based on the after-tax gross profits on sales of atorvastatin within the U.S. from product launch up to March 31, 2012 of $104.8 million.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. At June 30, 2012, and December 31, 2011, the Company’s consolidated balance sheets include accrued loss contingencies of $96.3 million and $35.0 million, respectively. This amount includes contingent losses associated with the drug pricing litigation discussed below, as well as additional reserves for potential immaterial contingent losses.

Our legal proceedings range from cases brought by a single plaintiff to class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including, but not limited to, qui tam actions, antitrust, product liability, securities, patent infringement and trade practices), some of which present novel factual allegations and/or unique legal theories. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss. In those proceedings in which plaintiffs do request publicly quantified amounts of relief, we do not believe that the quantified amounts are meaningful because they are merely stated jurisdictional limits, exaggerated and/or unsupported by the evidence or applicable burdens of proof.

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

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Oklahoma, Alaska, Idaho, Wisconsin, Kentucky, Alabama, Illinois, Mississippi, Missouri, South Carolina, Utah, Kansas and Louisiana captioned as follows: State of Oklahoma, ex rel., W.A. Drew Edmondson, Attorney General of Oklahoma v. Abbott Laboratories, Inc., et al., Case No. CJ-2010-474, District Court of Pottawatomie County, Oklahoma; State of Alaska v. Alpharma Branded Products Division Inc., et al., In the Superior Court for the State of Alaska Third Judicial District at Anchorage, C.A. No. 3AN-06-12026 CI; State of Idaho v. Alpharma USPD Inc. et al., In the District Court of the Fourth Judicial District of the State of Idaho, in and for the County of Ada, C.A. No. CV0C-0701847; State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department; and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19th Judicial District. Three additional cases have been filed by Erie, Oswego and Schenectady counties in New York. Those cases have been settled in principle. In December of 2010, the State of Utah served the Company with a Civil Investigative Demand seeking additional information relating to the Company’s pricing practices. On December 20, 2011, the District Court for the Third Judicial District for Salt Lake County, Utah, entered an order staying the proceedings on the Civil Investigative Demand until thirty days following resolution of a pending appeal in a related matter. The related appeal was resolved by written opinion on June 19, 2012 and the Company anticipates proceedings in the Utah matter and in connection with the Civil Investigative Demand will resume once the stay has expired.

In 2011, the Company settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. In October 2011, the Company reached an agreement in principle to settle the case brought on behalf of Oklahoma. The settlement is subject to the parties negotiating and executing a definitive settlement agreement. The amount of the settlement is not expected to be material to the Company. The case against the Company on behalf of Alabama was tried in 2009. The jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. A new trial date has not been scheduled. The case against the Company on behalf of Kentucky was tried in November 2011. The jury reached a verdict in the Company’s favor on each of Kentucky’s claims against the Company. Kentucky has filed post-trial motions for relief from the jury verdict. The case against the Company on behalf of Alaska was settled in April 2012. The amount to be paid by the Company under the terms of the settlement was not material to the Company. The case against the Company on behalf of Idaho was settled March 2012. The amount of the settlement was not material to the Company. The case against the Company on behalf of Mississippi is scheduled for trial in September of 2012. The case against the Company on behalf of Kansas is scheduled for trial in January 2014.

At June 30, 2012 and December 31, 2011, the Company’s consolidated balance sheets included accrued expenses in connection with the remaining drug pricing actions of $72.9 million and $23.9 million, respectively. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Androgel®Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al.,D. NJ Civ. No. 09-1856 ); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); ( Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms.,LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al ., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On June 10, 2010, the Federal Trade Commission filed a notice of appeal to the Eleventh Circuit Court of Appeals, appealing the district court’s dismissal of its complaint. On April 25, 2012, the Court of Appeals affirmed the dismissal. On July 18, 2012, the Eleventh Circuit denied the Federal Trade Commission’s Petition for Rehearing En Banc. On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs, including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. Those motions remain pending.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, as well as numerous other pharmaceutical companies, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. Breast cancer is the injury predominately alleged in these cases, but stroke is claimed in two cases and ovarian cancer in claimed in one case. Approximately 58 cases remain pending against Watson and/or its affiliates in state and federal courts representing claims by approximately 58 plaintiffs. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in these cases is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Approximately 74 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 194 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,205 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 5,328 plaintiffs. These cases are generally in their preliminary stages and discovery is ongoing. The Company believes that it will be defended in and indemnified for the majority of these claims by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product line in late 2008. Further, the Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fax Litigation

Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a putative class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC (discussed below). On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008. The motion has been briefed and is currently scheduled for hearing on October 10, 2012. No trial date has been set.

Physicians Healthsource Inc. v. Anda Inc. (United States District Court for the Southern District of Florida, 12 CV 60798). On May 1, 2012, an additional putative class action was filed on behalf of Physicians Healthsource, Inc., alleging violations of the TCPA on behalf of recipients of Anda advertising faxes in the United States but outside of Missouri. On July 10, 2012, Anda filed its answer and affirmative defenses. The matter is in its preliminary stages and no trial date has been set.

FCC Petition. On November 30, 2010, Anda filed a petition with the Federal Communications Commission (“FCC”), asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient (the “FCC Petition”). On March 12, 2012, Anda filed a Petition for Writ of Mandamus in the United States Court of Appeals for the District of Columbia (the “Mandamus Petition”) requesting the court to compel the FCC to issue a final decision on Anda’s FCC Petition within 90 days. On May 2, 2012, the FCC dismissed the FCC Petition through the Consumer & Governmental Affairs Bureau, finding that it identified no controversy to terminate or uncertainty to remove, which is a condition precedent to the FCC issuing a declaratory ruling. The Bureau order found, among other things, that the FCC Petition was time-barred to the extent it challenged the FCC’s authority to issue the regulation regarding “opt out” language on faxes. On May 14 2012, Anda filed an application for review of the Bureau order by the full Commission (“Application”). The Application requested that the FCC vacate the Bureau order and grant the relief sought in Anda’s FCC Petition. On May 24, 2012, the FCC replied to Anda’s Mandamus Petition ,claiming it was moot and should be dismissed based on the Bureau level ruling on Anda’s FCC Petition. On June 7, 2012, Anda filed a reply brief in support of the Mandamus Petition, maintaining that the Bureau level decision was not a final decision by the FCC and continuing to request the Court direct the FCC to issue a final decision on the FCC Petition within 90 days. On July 20, 2012, the Court of Appeals denied the Mandamus Petition.

Anda believes it has substantial meritorious defenses to the putative class actions brought under the TCPA, including but not limited to its receipt of consent to receive facsimile advertisements from many of the putative class members, and intends to defend the actions vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Levonorgestrel/Ethinyl Estradiol Tablets (Generic version of Seasonique®). On March 6, 2008, Duramed (now known as Teva Women’s Health) sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s levonorgestrel/ethinyl estradiol tablets, a generic version of Duramed’s Seasonique® tablets, would infringe Duramed’s U.S. Patent No. 7,320,969 (Duramed v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv00116). The complaint sought damages and injunctive relief. On March 31, 2010, the District Court granted Duramed’s motion for summary judgment that the asserted claims are not invalid as obvious. Watson appealed and on March 25, 2011, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for a determination of whether the asserted claims are obvious. On June 9, 2011, Duramed moved for a preliminary injunction to prevent the Company from launching its product until after a trial on the merits. On June 16, 2011, the court denied Duramed’s motion. Duramed appealed and also requested temporary injunctive relief during the pendency of its appeal (Duramed v. Watson Laboratories, Case No. 3011-1438). On July 27, 2011, the U.S. Court of Appeals for the Federal Circuit denied Duramed’s request for temporary relief. Watson launched its generic product on July 28, 2011. On November 10, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s denial of Duramed’s preliminary injunction motion. On August 5, 2011, Duramed filed a motion in the District Court to amend its complaint to add a claim for damages as a result of Watson’s launch of its generic product. On November 18, 2011, Watson moved for summary judgment. That motion remains pending. On June 29, 2012, in a litigation involving the same patent, the United States District Court for the District of New Jersey held that the asserted claims of the patent are invalid. On July 9, 2012, Watson filed a motion for judgment based on the collateral estoppel effect of the New Jersey decision. No trial date has been set. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonique®. Therefore, an adverse ruling in the case or a subsequent final appellate determination that the patent in suit is valid, and that the Company has infringed the patent in suit, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Drospirenone/Ethinyl Estradiol Tablets (Generic version of Yaz®). On November 5, 2007, Bayer Schering Pharma AG sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yaz® tablets, would infringe numerous Bayer patents. (Bayer Schering Pharma AG v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv1472) The complaint sought damages and injunctive relief and included claims related to U.S. Patent No. 5,787,531, U.S. Patent No. RE 37,564, and U.S. Patent No. RE 37,838. Watson filed an amended answer and counterclaims for a Declaratory Judgment of invalidity and/or non-infringement of U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, 7,163,931 and RE 38,253. Thereafter, the U.S. Court of Appeals for the Federal Circuit ruled that U.S. Patent No. 5,787,531 was invalid and the claims related to that patent were dismissed. The District Court subsequently entered a consent judgment that the Company does not infringe U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, and 7,163,931, and dismissed with prejudice Bayer’s claims related to U.S. Patent Nos. RE 37,838 and RE 38,253. The only patent still in dispute in the Nevada lawsuit is U.S. Patent No. RE 37,564. On April 11, 2011, Bayer filed a motion for summary judgment that U.S. Patent No. RE 37,564 is not invalid, and the Company filed a motion for summary judgment that Bayer’s U.S. Patent No. RE 37, 564 is invalid as obvious. On March 31, 2012, the court granted Bayer’s motion for summary judgment and denied the Company’s motion for summary judgment. Watson timely filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. The appeal is currently pending. The Company has suspended sales of its generic version of Yaz and intends to appeal the decision. However, the Company sold its generic version of Yaz® from January 7, 2012 through March 31, 2012. Therefore, if the Company is not successful in its appeal of the adverse ruling in the Nevada District Court or if there is a subsequent final determination that the Company has infringed the patent in suit, it could adversely affect the Company’s business, results of operations, financial condition and cash flows.

Quinine Sulfate Litigation. Beginning in 2008, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of quinine sulfate, for personal injuries allegedly arising from the use of quinine sulfate. Approximately 18 cases, representing claims by approximately 38 plaintiffs, are pending against the Company and/or its affiliates in various state courts in California and have been consolidated for pre-trial discovery. In December 2011, the Company reached an agreement to settle all of the outstanding claims, subject to execution of definitive settlement agreements. The Master Settlement Agreement and all individual settlement agreements and releases have been executed and are in effect. The amount paid under the terms of the settlements was not material to the Company.

Alendronate Litigation. Beginning in 2010, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and osteonecrosis of the jaw allegedly arising out of the use of alendronate. Approximately 215 cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 232 plaintiffs. These cases are generally at their preliminary stages. The Company believes that it will be defended in, and indemnified for, the majority of these claims by Merck & Co., the New Drug Application holder and manufacturer of the product sold by the Company during most of 2008. Several claims have also been asserted against Cobalt Laboratories, which the Company acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Twelve of the cases served on the Company naming Watson and/or Cobalt were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In January 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases pending against the Company in the New Jersey MDL matter. Several of the plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit. Seven cases are part of a similar MDL matter pending in the United States District Court for the Southern District of New York. Two cases are part of consolidated litigation in the California Superior Court (Orange County), although three more cases were recently filed in that court which, if consolidated with the two former matters, would increase the number pending there to five. Three cases were remanded to Missouri’s state court, and one case is pending in Massachusetts. The remaining cases are part of a State mass tort coordinated proceeding pending in Atlantic County, New Jersey. In the state court proceeding pending in Atlantic County, responsive pleadings and discovery have been suspended with respect to the generic defendants (including the Company) pending the court’s decision on a motion to dismiss, which the generic defendants filed in March 2012. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Columbia Laboratories, Inc. Securities Litigation. On June 8, 2012, the Company and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Watson and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Watson licensed the rights to Prochieve® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve®. The complaint seeks unspecified damages. Watson believes the case is without merit and that it has substantial meritorious defenses, which it intends to vigorously pursue. Additionally, Watson maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Ibandronate Tablets (Generic version of Boniva®). On September 21, 2007, Hoffmann-La Roche Inc. sued Cobalt Laboratories, Inc. and Cobalt Pharmaceuticals Inc. (both of which were subsequently acquired by the Company in 2009) in the United States District Court for the District of New Jersey, alleging that sales of Ibandronate Tablets, a generic version of Hoffmann-La Roche’s Boniva® tablets, would infringe U.S. Patent Nos. 4,927,814 (the ‘814 Patent); 6,294,196 (the ‘196 Patent); and 7,192,938 (the ‘938 Patent) (Hoffmann-La Roche Inc. v. Cobalt Pharmaceuticals Inc., et. al., Case No. 07cv4540). The complaint sought damages and injunctive relief. Thereafter, Hoffmann-La Roche asserted additional claims, alleging infringement of U.S. Patent Nos. 7,410,957 (the ‘957 Patent) and 7,718,634 (the ‘634 patent) against the Company, and the parties entered into stipulations to dismiss Hoffman-La Roche’s claims related to the ‘196 and the ‘938 Patent. On August 24, 2010, the District Court granted Hoffmann-La Roche’s motion for summary judgment that the Company would infringe at least one claim of the ‘814 patent. On March 17, 2012, the ‘814 patent expired, leaving the ‘957 and ‘634 patents as the only patents in suit. On May 7, 2012, the District Court granted the Company’s motion for summary judgment that the claims of the ‘634 patent are invalid. A motion for summary judgment that the ‘957 patent is invalid remains pending. No trial date has been set. In June 2012, the Company began selling its generic version of Boniva®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Boniva®. Therefore, an adverse ruling in the case, or a subsequent final appellate determination that one of the patents in suit is valid and infringed, could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Generess® Fe – On November 22, 2011, Warner Chilcott Company sued Mylan Inc., Mylan Pharmaceuticals Inc. and Famy Care Ltd. in the United States District Court for the District of New Jersey, alleging that sales of norethindrone and ethinyl estradiol and ferrous fumarate tablets, a generic version of Warner Chilcott’s Generess® Fe tablets (which is exclusively licensed by the Company), would infringe U.S. Patent No. 6,667,050 (the ‘050 patent) (Warner Chilcott Company LLC v. Mylan Inc., et al., Case No. 11cv6844). The complaint seeks injunctive relief. On December 12, 2011 Warner Chilcott sued Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the United States District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess® Fe would infringe the ‘050 patent. (Warner Chilcott Company LLC v. Lupin Ltd., et al., Case No. 11cv7228). The complaint seeks injunctive relief. Warner Chilcott’s lawsuits against Mylan and Lupin have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. The Company believes Warner Chilcott has meritorious claims to prevent the generic applicants from launching a generic version of Generess Fe. However, if a generic applicant prevails in the pending litigation or launches a generic version of Generess Fe before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

West Virginia Prescription Drug Abuse Litigation. On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda, Inc., a subsidiary of the Company (State of West Virginia v. Amerisourcebergen Drug Corporation, et. al., Boone County Circuit Court Civil Case No. 12-C-141). The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Overview of Watson

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) is primarily engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. Watson was incorporated in 1985 and began operations as a manufacturer and marketer of off-patent pharmaceuticals. Through internal product development and synergistic acquisitions of products and businesses, the Company has grown into a diversified specialty pharmaceutical company. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities in the U.S., Western Europe, Canada, Malta, India, Southeast Asia and Brazil.

Acquisition of Actavis Group

On April 25, 2012, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Actavis Acquisition Debt S.à r.l., a company incorporated in Luxembourg (the “Vendor”), Nitrogen DS Limited, a company incorporated in the British Virgin Islands, Landsbanki Islands hf., a company incorporated in Iceland, ALMC Eignarhaldsfélag ehf., a company incorporated in Iceland, ALMC hf, a company incorporated in Iceland, Argon Management S.à r.l., a company incorporated in Luxembourg, the Managers party thereto, Deutsche Bank AG, London Branch, a branch of a company incorporated under the laws of the Federal Republic of Germany. The Purchase Agreement was approved by the Board of Directors of Watson.

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

The Company intends to fund the cash portion of the transaction through a combination of term loan borrowings and the issuance of senior unsecured notes. Watson currently has bridge loan and term loan commitments sufficient to finance the acquisition.

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

The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains or losses on asset sales or disposal and impairments by segment as not all such information is accounted for at the segment level, nor is such information used by all segments.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2011
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$976.0	$100.9	$240.9	$1,317.8	$781.5	$92.0	$176.4	$1,049.9
Other	19.0	18.4	—	37.4	10.9	20.9	—	31.8

Net revenues	995.0	119.3	240.9	1,355.2	792.4	112.9	176.4	1,081.7
Operarting expenses:
Cost of sales(1)	517.4	28.7	207.9	754.0	439.1	25.1	149.2	613.4
Research and development	53.8	25.9	—	79.7	58.3	22.2	—	80.5
Selling and marketing	52.6	42.5	22.8	117.9	37.7	44.8	19.6	102.1

Contribution	$371.2	$22.2	$10.2	$403.6	$257.3	$20.8	$7.6	$285.7

Contibution margin	37.3%	18.6%	4.2%	29.8%	32.5%	18.4%	4.3%	26.4%
General and administrative				121.8				85.4
Amortization				105.8				74.6
Loss on asset sales and impairments, net				79.8				7.4

Operating income				$96.2				$118.3

Operating margin				7.1%				10.9%

(1)	Excludes amortization of acquired intangibles including product rights.

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

Net revenues within our Global Generics segment increased 25.6% or $202.6 million to $995.0 million for the three months ended June 30, 2012 compared to net revenues of $792.4 million in the prior year period. The increase in net revenues was primarily due to increased unit sales related to new products in the U.S. ($148.5 million) introductions including the authorized generic version of Lipitor® (atorvastatin), which we launched in November 2011, higher international revenues ($78.5 million) primarily as a result of unit sales increases as a result of our Ascent and Specifar acquisitions in January 2012 and May 2011, respectively, sales increases related to a number of product launches in certain key markets and higher other revenue ($8.1 million) primarily due to receipt of a milestone related to divested products. These increases were partially offset by lower extended release product sales ($30.8 million), including lower metoprolol sales resulting from price and unit sales declines due to competition and lower methylphenidate ER sales as the prior year period included initial customer stocking related to the May 2011 launch.

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

Cost of sales within our Global Generics segment increased 17.8% or $78.3 million to $517.4 million for the three months ended June 30, 2012 compared to $439.1 million in the prior year period. The increase in cost of sales was primarily due to increased unit sales in the U.S. ($25.9 million) and internationally ($52.5 million). Cost of sales as a percentage of net revenues decreased to 52.0% from 55.4% in the prior year period primarily due to lower royalties on sales of methylphenidate ER paid to Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”) and higher gross margins on international sales.

Research and Development Expenses

Global Generics segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses within our Global Generics segment decreased 7.7% or $4.5 million to $53.8 million for the three months ended June 30, 2012 compared to $58.3 million in the prior year period. The decrease was primarily due to lower personnel costs at our R&D facility in Corona, CA.

Selling and Marketing Expenses

Global Generics selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Selling and marketing expenses within our Global Generics segment increased 39.5% or $14.9 million to $52.6 million for the three months ended June 30, 2012 compared to $37.7 million in the prior year period primarily due to higher selling and marketing expenses incurred within international operations as a result of our Ascent and Specifar acquisitions ($11.0 million) in January 2012 and May 2011, respectively, and higher selling and marketing expenses in certain other international markets ($3.0 million).

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

Net revenues within our Global Brands segment increased 5.7% or $6.4 million to $119.3 million for the three months ended June 30, 2012 compared to net revenues of $112.9 million in the prior year period. The increase was primarily due to higher sales volumes ($8.9 million) related to new products including Generess® Fe and key promoted products including Rapaflo®, and Crinone®, partially offset by lower sales of certain products.

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

Cost of sales within our Global Brands segment increased 14.3% or $3.6 million to $28.7 million for the three months ended June 30, 2012 compared to $25.1 million in the prior year period. The increase in cost of sales was primarily due to higher product sales. Cost of sales as a percentage of net revenues increased to 24.1% from 22.2% in the prior year period due to product mix.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research, clinical and facilities costs associated with the development of our products.

R&D expenses within our Global Brands segment increased 16.7% or $3.7 million to $25.9 million for the three months ended June 30, 2012 compared to $22.2 million in the prior year period primarily due to higher biosimilar product development costs ($6.7 million) including recombinant follicle stimulating hormone (“rFSH”) and products being developed under our collaboration agreement with Amgen, Inc. offset by lower license and regulatory fees ($1.5 million) and lower third party development costs ($1.8 million).

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Global Brands segment decreased 5.1% or $2.3 million to $42.5 million for the three months ended June 30, 2012 compared to $44.8 million in the prior year period primarily due to lower U.S. promotional spending and prior year new product related costs ($6.3 million) partially offset by higher U.S. field force and support costs ($1.8 million) and higher commercial spending in Canada ($2.5 million).

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

Net revenues within our Distribution segment increase 36.6% or $64.5 million to $240.9 million for the three months ended June 30, 2012 compared to net revenues of $176.4 million in the prior year period. The increase was primarily due to an increase in third-party new product launches ($34.5 million) and an increase in the base business ($30.0 million), which includes volume increases in both generic and branded pharmaceutical product sales ($35.1 million) offset by price declines ($5.1 million).

Cost of Sales

Cost of sales within our Distribution segment includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales within our Distribution segment increased 39.3% or $58.7 million to $207.9 million for the three months ended June 30, 2012 compared to $149.2 million in the prior year period due to higher product sales. Cost of sales as a percentage of net revenue increased to 86.3% compared to 84.6% in the prior year period due to lower margins on certain sales to chain customers.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.

Selling and marketing expenses within our Distribution segment increased 16.3% or $3.2 million to $22.8 million for the three months ended June 30, 2012 compared to $19.6 million in the prior year period primarily due to higher freight costs ($1.5 million) and higher expenses associated with relocating our Groveport, Ohio distribution operations to the Olive Branch, Mississippi facility and higher sales related expenses ($1.3 million).

Corporate General and Administrative Expenses

	Three Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Corporate general and administrative expenses	$121.8	$85.4	$36.4	42.6%
as a % of net revenues	9.0%	7.9%

Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses increased 42.6% or $36.4 million to $121.8 million for the three months ended June 30, 2012 compared to $85.4 million in the prior year period primarily due to higher acquisition, integration and restructuring costs ($28.0 million), higher stock-based compensation expenses ($5.4 million), higher international costs resulting from the Ascent and Specifar acquisitions in January 2012 and May 2011, respectively ($3.3 million) and higher legal and other costs ($2.8 million).

Amortization

	Three Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Amortization	$105.8	$74.6	$31.2	41.8%
as a % of net revenues	7.8%	6.9%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization for the three months ended June 30, 2012 increased from the prior year period primarily as a result of the atorvastatin product rights acquired in the Arrow acquisition ($29.1 million) and amortization of product rights and other intangible assets acquired in the Specifar and Ascent acquisitions ($12.6 million) offset in part by product rights and other intangible assets which are fully amortized subsequent to the prior year period.

Loss on Asset Sales & Impairments, net

	Three Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Loss on asset sales & impairments, net	$79.8	$7.4	$72.4	NM

Loss on asset sales and impairments, net for the three months ended June 30, 2012 includes a non-cash impairment charge of in-process research and development intangible assets relating to the Specifar acquisition ($101.0 million), offset by a fair value adjustment of a contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits ($21.3 million). The impairment primarily related to three products as a result of various factors occurring during the second quarter mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the current carrying values. Loss on asset sales and impairments, net for the three months ended June 30, 2011 includes an impairment charge of $7.5 million related to in-process research and development assets acquired in the Arrow acquisition.

Interest Income

	Three Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Interest income	$0.5	$0.5	$—	0.0%

Interest Expense

	Three Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Interest expense—$850 million Senior Notes	$12.3	$12.3	$—
Interest expense—Revolving Credit Facility	1.4	—	1.4
Interest expense—2006 Credit Facility	—	0.4	(0.4)
Interest expense—Mandatorily Redeemable Preferred Stock	4.6	4.1	0.5
Interest expense—Bridge Facility	0.2	—	0.2
Interest expense—Atorvastatin accretion	1.4	3.3	(1.9)
Interest expense—Columbia accretion	0.1	2.0	(1.9)
Interest expense—Esomeprazole accretion	0.6	0.3	0.3
Interest expense—Other contingent liability accretion	0.2	—	0.2
Interest expense—Other	0.2	0.5	(0.3)

	$21.0	$22.9	$(1.9)	(8.3)%

Other Income (Loss)

	Three Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Earnings (loss) on equity method investments	$0.8	$(0.6)	$1.4
Gain on sale of securities	—	—	—
Other income (loss)	(157.4)	0.3	(157.7)

	$(156.6)	$(0.3)	$(156.3)	NM

Earnings on Equity Method Investments

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. In addition to recording our share of equity investment earnings (losses), we also recognized amortization expense related to underlying intangible assets associated with our equity method investments of $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively.

Other Income (loss)

Other income (loss) for the three months ended June 30, 2012 includes a loss on foreign exchange derivatives used to hedge the Company’s Euro denominated acquisition price for Actavis Group ($142.7 million), amortization of Bridge Facility debt issuance costs ($12.5 million), and the reversal of a tax indemnification asset established as part of the Specifar acquisition ($2.2 million).

Provision (benefit) for Income Taxes

	Three Months Ended June 30,		Change
($ in millions):	2012	2011
Provision (benefit) for income taxes	$(18.7)	$43.2	$(61.9)
Effective tax rate	23.1%	45.2%

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to the inability to tax benefit losses in certain foreign jurisdictions and amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate as well as certain one-time items described below.

The Company’s effective tax rate for the three months ended June 30, 2012 was 23.1% compared to 45.3% for the three months ended June 30, 2011. The lower effective rate for the three months ended June 30, 2012, as compared to the same period in the prior year, is primarily due to the non deductibility of the loss from foreign exchange derivatives partially offset by the reversal of deferred tax liabilities relating to the Ascent acquisition resulting in a net tax rate detriment of 81.5%. Further, the computation of the effective rate for the three months ended June 30, 2012 is impacted by the pre-tax loss in the quarter. At the time of the Ascent acquisition, the Company was not entitled to a step up in the tax bases of assets and thus recorded deferred tax liabilities as part of acquisition accounting. The Company intends to restructure its acquisition to subsequently gain a tax free step up in the acquired assets. Such restructuring required Australian regulatory approval, which occurred during the second quarter of 2012. This approval was outside the control of the Company at the time of the acquisition.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30 2011

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total

Product sales	$2,084.0	$193.8	$539.5	$2,817.3	$1,366.5	$172.3	$355.9	$1,894.7
Other	27.1	35.1	—	62.2	26.0	37.5	—	63.5

Net revenues	2,111.1	228.9	539.5	2,879.5	1,392.5	209.8	355.9	1,958.2
Operarting expenses:
Cost of sales(1)	1,131.6	54.5	472.2	1,658.3	728.2	42.9	297.9	1,069.0
Research and development	109.9	58.3		168.2	112.7	42.1	—	154.8
Selling and marketing	100.1	90.2	45.7	236.0	68.3	81.3	38.0	187.6

Contribution	$769.5	$25.9	$21.6	$817.0	$483.3	$43.5	$20.0	$546.8

Contibution margin	36.5%	11.3%	4.0%	28.4%	34.7%	20.7%	5.6%	27.9%
General and administrative				286.2				164.7
Amortization				237.7				131.2
Loss on asset sales and impairments, net				80.0				21.8

Operating income				$213.1				$229.1

Operating margin				7.4%				11.7%

(1)	Excludes amortization of acquired intangibles including product rights

Global Generics Segment

Net Revenues

Net revenues within our Global Generics segment increased 51.6% or $718.6 million to $2,111.1 million for the six months ended June 30, 2012 compared to net revenues of $1,392.5 million in the prior year period. The increase in net revenues was primarily due to increased unit sales of the authorized generic versions of Concerta® (methylphenidate ER) and Lipitor® (atorvastatin), which we launched in May 2011 and November 2011, respectively ($572.1 million), higher international revenues ($140.5 million) primarily as a result of increased unit sales as a result of our Ascent and Specifar acquisitions in January 2012 and May 2011, respectively, and unit sales increases related to a number of product launches in certain key markets.

Cost of Sales

Cost of sales within our Global Generics segment increased 55.4% or $403.4 million to $1,131.6 million for the six months ended June 30, 2012 compared to $728.2 million in the prior year period. The increase in cost of sales was primarily due to product costs on atorvastatin, which were not in the prior year period and higher product costs and royalties paid on and methylphenidate ER, which we launched in May 2011 ($291.6 million), and increased unit sales internationally ($88.6 million). Cost of sales as a percentage of net revenues increased to 53.6% from 52.3% in the prior year period primarily related to product mix.

Research and Development Expenses

R&D expenses within our Global Generics segment decreased 2.5% or $2.8 million to $109.9 million for the six months ended June 30, 2012 compared to $112.7 million in the prior year period. The decrease was primarily due to lower personnel costs at our R&D facility in Corona, CA ($4.0 million) and lower operating costs ($3.0 million) partially offset by higher biostudy costs ($4.0 million).

Selling and Marketing Expenses

Selling and marketing expenses within our Global Generics segment increased 46.6% or $31.8 million to $100.1 million for the six months ended June 30, 2012 compared to $68.3 million in the prior year period primarily due to higher selling and marketing expenses incurred within international operations as a result of our Ascent and Specifar acquisitions ($23.0 million) in January 2012 and May 2011, respectively, and higher selling and marketing expenses in certain other international markets ($7.0 million).

Global Brands Segment

Net Revenues

Net revenues within our Global Brands segment increased 9.1% or $19.1 million to $228.9 million for the six months ended June 30, 2012 compared to net revenues of $209.8 million in the prior year period. The increase was due to higher product sales ($21.5 million) primarily due to new products including Generess® Fe and sodium ferric gluconate and key promoted products including Rapaflo® and Crinone® partially offset by lower sales of certain products.

Cost of Sales

Cost of sales within our Global Brands segment increased 27.0% or $11.6 million to $54.5 million for the six months ended June 30, 2012 compared to $42.9 million in the prior year period. The increase in cost of sales was due to higher product sales. Cost of sales as a percentage of net revenues increased to 23.8% from 20.4% in the prior year period due to product mix.

Research and Development Expenses

R&D expenses within our Global Brands segment increased 38.5% or $16.2 million to $58.3 million for the six months ended June 30, 2012 compared to $42.1 million in the prior year period primarily due to higher biosimilar product development costs ($11.2 million) including recombinant follicle stimulating hormone (“rFSH”) and products being developed under our collaboration agreement with Amgen, Inc. and higher contractual milestones ($6.6 million) and higher personnel costs ($1.3 million) partially offset by lower license and regulatory fees ($1.4 million).

Selling and Marketing Expenses

Selling and marketing expenses within our Global Brands segment increased 10.9% or $8.9 million to $90.2 million for the six months ended June 30, 2012 compared to $81.3 million in the prior year period primarily due to higher U.S. field force and support costs ($7.6 million) and higher commercial spending in Canada ($6.6 million) partially offset by lower product promotional spending ($5.5 million).

Distribution Segment

Net Revenues

Net revenues within our Distribution segment increase 51.6% or $183.6 million to $539.5 million for the six months ended June 30, 2012 compared to net revenues of $355.9 million in the prior year period. The increase was primarily due to an increase in third-party product launches ($118.7 million) and an increase in the base business ($64.9 million), which includes volume increases in both generic and branded pharmaceutical product sales ($87.7 million) offset by price declines ($22.8 million).

Cost of Sales

Cost of sales within our Distribution segment increased 58.5% or $174.3 million to $472.2 million for the six months ended June 30, 2012 compared to $297.9 million in the prior year period due to higher product sales. Cost of sales as a percentage of revenue increased to 87.5% compared to 83.7% in the prior year period due to lower margins on certain sales to chain customers.

Selling and Marketing Expenses

Selling and marketing expenses within our Distribution segment increased 20.3% or $7.7 million to $45.7 million for the six months ended June 30, 2012 compared to $38.0 million in the prior year period primarily due to higher freight costs ($3.7 million), higher expenses associated with relocating our Groveport, Ohio distribution operations to the Olive Branch, Mississippi facility ($1.5 million), and higher sales related expenses ($1.8 million).

Corporate General and Administrative Expenses

	Six Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Corporate general and administrative expenses	$286.2	$164.7	$121.5	73.8%
as a % of net revenues	9.9%	8.4%

Corporate general and administrative expenses increased 73.8% or $121.5 million to $286.2 million for the six months ended June 30, 2012 compared to $164.7 million in the prior year period due to a reserve for legal matters, net of expected insurance recoveries ($59.8 million), acquisition, integration and restructuring costs ($36.4 million), higher legal and other costs ($11.9 million), higher stock-based compensation expenses ($7.2 million), and higher international costs resulting from the Ascent and Specifar acquisitions in January 2012 and May 2011, respectively ($6.0 million).

Amortization

	Six Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Amortization	$237.7	$131.2	$106.5	81.2%
as a % of net revenues	8.3%	6.7%

Amortization for the six months ended June 30, 2012 increased from the prior year period primarily as a result of the atorvastatin product rights acquired in the Arrow acquisition ($88.8 million) and amortization of product rights and other intangible assets acquired in the Specifar and Ascent acquisitions ($26.4 million) offset in part by product rights and other intangible assets which are fully amortized subsequent to the prior year period.

Loss on Asset Sales & Impairments, net

	Six Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Loss on asset sales & impairments, net	$80.0	$21.8	$58.2	NM

Loss on asset sales and impairments, net for the six months ended June 30, 2012 includes a non-cash impairment charge of in-process research and development intangible assets relating to the Specifar acquisition ($101.0 million), offset by a fair value adjustment of a contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits ($21.3 million). The impairment primarily related to three products as a result of various factors occurring during the second quarter mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the current carrying values. Loss on asset sales and impairments, net for the six months ended June 30, 2011 includes an impairment loss of $14.4 million related to the anticipated sales of our Australia R&D facility and two buildings at our Copiague, New York manufacturing facility and an impairment charge of $7.5 million related to in-process research and development assets acquired in the Arrow acquisition.

Interest Income

	Six Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Interest income	$0.9	$1.3	$(0.4)	(30.8)%

Interest income decreased for the six months ended June 30, 2012 due to lower cash balances over the prior year period.

Interest Expense

	Six Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Interest expense—$850 million Senior Notes	$24.6	$24.6	$—
Interest expense—Revolving Credit Facility	2.7	—	2.7
Interest expense—2006 Credit Facility	—	0.6	(0.6)
Interest expense—Mandatorily Redeemable Preferred Stock	9.0	8.2	0.8
Interest expense—Bridge Facility	0.2	—	0.2
Interest expense—Atorvastatin accretion	3.8	6.5	(2.7)
Interest expense—Columbia accretion	0.3	3.9	(3.6)
Interest expense—Esomeprazole accretion	1.3	0.3	1.0
Interest expense—Other contingent liability accretion	0.4	—	0.4
Interest expense—Other	0.4	0.6	(0.2)

	$42.7	$44.7	$(2.0)	(4.5)%

Other Income (Loss)

	Six Months Ended June 30,		Change
($ in millions):	2012	2011	Dollars	%
Earnings (loss) on equity method investments	$1.1	$(5.1)	$6.2
Gain on sale of securities	—	0.8	(0.8)
Other income (loss)	(156.2)	0.3	(156.5)

	$(155.1)	$(4.0)	$(151.1)	NM

Earnings on Equity Method Investments

Earnings (losses) on equity method investments for the six months ended June 30, 2012, primarily represent our share of equity losses and includes amortization expense related to underlying intangible assets associated with our equity method investments of $0.4 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

Other Income (loss)

Other income (loss) for the six months ended June 30, 2012 includes a loss on foreign exchange derivatives used to hedge the Company’s Euro denominated acquisition price for Actavis Group ($142.7 million), amortization of Bridge Facility debt issuance costs ($12.5 million), and the reversal of a tax indemnification asset established as part of the Specifar acquisition ($2.2 million).

Provision (benefit) for Income Taxes

	Six Months Ended June 30,		Change
($ in millions):	2012	2011
Provision (benefit) for income taxes	$23.6	$84.5	$(60.9)
Effective tax rate	145.7%	46.5%

The Company’s effective tax rate for the six months ended June 30, 2012 was 145.7% compared to 46.5% for the six months ended June 30, 2011. The significantly higher effective rate for the six months ended June 30, 2012, as compared to the same period in the prior year, is primarily due to the non deductibility of the loss from foreign exchange derivatives partially offset by the reversal of deferred tax liabilities relating to the Ascent acquisition resulting in a net tax rate detriment of 81.5%. At the time of the Ascent acquisition, the Company was not entitled to a step up in the tax bases of assets and thus recorded deferred tax liabilities as part of acquisition accounting. The Company intends to restructure its acquisition to subsequently gain a tax free step up in the acquired assets. Such restructuring required Australian regulatory approval, which occurred during the second quarter of 2012. This approval was outside the control of the Company at the time of the acquisition.

Liquidity and Capital Resources

Working capital at June 30, 2012 and December 31, 2011 is summarized as follows (in millions):

	June 30, 2012	December 31, 2011	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$217.6	$209.3	$8.3
Marketable securities	7.4	14.9	(7.5)
Accounts receivable, net of allowances	876.0	1,165.7	(289.7)
Inventories, net	870.4	889.4	(19.0)
Prepaid expenses and other current assets	163.9	122.3	41.6
Deferred tax assets	184.6	168.1	16.5

Total current assets	2,319.9	2,569.7	(249.8)

Current liabilities:
Accounts payable and accrued expenses	1,307.3	1,535.4	(228.1)
Short-term debt and current portion of long-term debt	193.4	184.5	8.9
Income taxes payable	16.8	106.7	(89.9)
Other	13.2	12.9	0.3

Total current liabilities	1,530.7	1,839.5	(308.8)

Working Capital	$789.2	$730.2	$59.0

Current Ratio	1.52	1.40

Working Capital increased $59.0 million to $789.2 million at June 30, 2012 compared to $730.2 million at December 31, 2011. The increase in working capital was primarily due to net income adjusted for non-cash items including amortization, depreciation and unrealized losses on foreign exchange derivatives ($326.0 million), working capital acquired in connection with the Ascent acquisition ($27.2 million) partially offset by payments on debt and debt issuance costs of ($150.8 million) and capital expenditures ($53.3 million).

Cash Flows from Operations

Our cash flows from operations are summarized as follows (in millions):

	Six months ended June 30,
	2012	2011
Net cash provided by operating activities	$300.1	$291.8

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $300.1 million for the six months ended June 30, 2012, compared to $291.8 million for the prior year period. Net cash provided by operations was higher in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily related to:

•	a net increase in the amount of cash provided by changes in accounts receivable ($542.8 million), as a result of both timing of significant product launches and the normal cash collection cycle; and,

•

a net increase in net income adjusted for certain non-cash items including amortization, depreciation, deferred income tax benefit, loss on asset sales and impairments, net, loss on foreign exchange derivatives and contingent consideration fair value adjustment ($141.3 million).

These increases were partially offset by:

•

a net decrease in the amount of cash provided by changes in accounts payable and accrued expenses ($568.9 million), primarily as a result of payments to Pfizer that were accrued at December 31, 2011 in connection with our launch of atorvastatin in November 2011; and,

•

a net decrease in amount of cash generated through changes in income and other taxes ($90.2 million) primarily as a result of higher earnings in the fourth quarter 2011 compared to the fourth quarter of 2010 and consequently, higher taxes paid in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the launch of atorvastatin in November 2011.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows (in millions):

	Six months ended June 30,
	2012	2011
Net cash used in investing activities	$(424.3)	$(609.2)

Investing cash flows consist primarily of cash used in acquisitions, capital expenditures and purchases of product rights, investments and marketable securities offset by proceeds from the sale of investments, marketable securities and property and equipment. Net cash used in investing activities was $424.3 million for the six months ended June 30, 2012 compared to net cash used in investing activities of $609.2 million in the prior year period. Included in the six months ended June 30, 2012 was cash used in connection with the Ascent acquisition of $383.5 million, net of cash acquired and capital expenditures for property and equipment of $53.3 million. Included in the six months ended June 30, 2011 was cash used in connection with the Specifar acquisition of $561.1 million, net of cash acquired and capital expenditures for property and equipment of $41.5 million.

Financing Cash Flows

Our cash flows from financing activities are summarized as follows (in millions):

	Six months ended June 30,
	2012	2011
Net cash provided by financing activities	$136.5	$257.1

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. Net cash provided by financing activities was $136.5 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $257.1 million in the prior year period. Included in the six months ended June 30, 2012 were borrowings under the Revolving Credit Facility to fund the Ascent acquisition of $375.0 million and proceeds from stock option exercises of $10.9 million partially offset by principal payments on debt of $125.3 million, payments on contingent consideration liabilities primarily related to atorvastatin of $90.1 million, debt issuance costs of $25.5 million and the repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees of $13.7 million. Included in the prior year period were proceeds from borrowing on credit facility of $250.0 million to partially fund the Specifar acquisition and proceeds from stock option exercises of $42.6 million partially offset by principal payments on debt of $28.8 million and the repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees of $11.1 million.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows (in millions):

	June 30, 2012	December 31, 2011	Increase (Decrease)
Short-term debt and current portion of long-term debt	$193.4	$184.5	$8.9
Long-term debt	1,098.7	848.5	250.2

Total debt	$1,292.1	$1,033.0	$259.1

Debt to capital ratio	26.6%	22.5%

On May 21, 2012, the Company entered into Amendment 1 to the Revolving Credit Facility. The amended Revolving Credit Facility provides an aggregate principal amount of $750.0 million in senior unsecured revolving loans. The revolving loans may be borrowed, repaid and re-borrowed through September 16, 2016 and, subject to certain minimum amounts, may be prepaid in whole or in part without premiums or penalties. Subject to certain limitations, borrowings under the Revolving Credit Facility may be made in alternative currencies, including Euros, British Pounds Sterling and other currencies. The Revolving Credit Facility contains a letters of credit and swingline loans sublimit of $100.0 million and $50.0 million, respectively. The letters of credit and swingline loans sublimit reduces the amount available to be borrowed under the Revolving Credit Facility on a dollar-for-dollar basis by the cumulative amount of any outstanding letters of credit or swingline loans. Amounts borrowed under the amended Revolving Credit Facility may be used to finance working capital and other general corporate purposes.

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

As amended, the Revolving Credit Facility imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. The amendment also includes a Consolidated Leverage Ratio covenant providing that the aggregate principal amount of Acquisition Indebtedness (as such term is defined in the amendment to the Revolving Credit Facility) that includes a “special mandatory redemption” provision (or other similar provision) requiring the Company to redeem such Acquisition Indebtedness will be excluded for purposes of determining Consolidated Total Debt at any time prior to the proposed acquisition of the Actavis Group as more fully set forth in the amendment to the Revolving Credit Facility. As amended, the Revolving Credit Facility provides that (a) during the period prior to the date on which the Company’s proposed acquisition of the Actavis Group is consummated, the Company is permitted to have a maximum Consolidated Leverage Ratio as of the last date of any period of four consecutive fiscal quarters of the Company of up to 3.50 to 1.00, and (b) as of the acquisition date and thereafter the Company is permitted to have a maximum Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of the Company of up to (i) with respect to the four consecutive fiscal quarters from the Acquisition Date through December 31, 2013, 4.25 to 1.00; (ii) with respect to the four consecutive fiscal quarters from January 1, 2014 through December 31, 2014, 4.00 to 1.00; and (iii) with respect to period of four consecutive fiscal quarters ending from January 1, 2015 and thereafter, 3.50 to 1.00. At June 30, 2012, the Company was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At June 30, 2012, our leverage ratio calculated under the terms of the agreement was 0.81 to 1.0.

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

The outstanding balance under the Revolving Credit Facility was $250.0 million at June 30, 2012. As of June 30, 2012, the net availability under the Revolving Credit Facility, reflecting $6.0 million of outstanding letters of credit, was $494.0 million. There was no outstanding balance under the Revolving Credit Facility at December 31, 2011.

Long-term Obligations

In addition to the Company’s long-term obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the following enforceable and legally binding obligations, contractual obligations and commitments were entered into during the six months ended June 30, 2012:

Actavis Group Sale and Purchase Agreement: On April 25, 2012, the Company entered into a Sale and Purchase Agreement pursuant to which, the Company will acquire Actavis Group, in exchange for a cash payment of €4.15 billion payable at closing, as adjusted based upon among other things, the net working capital of Actavis, assumption of the obligation to pay at closing up to €100.0 million of indebtedness and contingent consideration payable in the form of up to 5.5 million newly issued shares of Watson common stock or, under certain circumstances, in cash, based on Actavis’ financial performance in 2012. For additional information on the Actavis Group acquisition, refer to “Note 2 – Acquisitions and Divestitures” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Bridge Facility: On April 25, 2012, pending execution of the Company’s final financing plans in connection with the purchase of Actavis Group, the Company entered into a senior unsecured bridge loan (“Bridge Facility”) with Bank of America, N.N., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A. in an amount up to $6.0 billion. The commitments under the Bridge Facility terminate upon the earliest of (a) on February 28, 2013, (b) the closing of the proposed acquisition of the Actavis Group without the use of the Bridge Facility or Credit Agreement and (c) the termination of the Sale and Purchase Agreement in accordance with its terms. Funding under the Bridge Facility is subject to several customary conditions, including (i) no Company Material Adverse Effect having occurred, (ii) the negotiation of definitive financing agreements and (iii) other customary closing conditions. The Company currently anticipates that it will have permanent financing in lieu of the Bridge Facility in place before the end of 2012. There was no outstanding balance under the Bridge Facility at June 30, 2012. In conjunction with the Amendment to the Revolving Credit Facility and the execution of the $1.8 billion Credit Agreement, the Bridge Facility was reduced to $4.3 billion effective July 20, 2012. For additional information on the Bridge Facility refer to “Note 6 – Debt” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Amendment to Revolving Credit Facility: On May 21, 2012, the Company entered into entered into an amendment to the Company’s existing Revolving Credit Facility, dated as of September 16, 2011, with Bank of America, N.A., as Administrative Agent and a syndicate of banks participating as lenders in the Company’s senior unsecured revolving credit facility. Pursuant to the amendment, the aggregate commitment of lenders to make senior unsecured revolving loans under the Revolving Credit Facility was increased from $500 million to $750 million. In addition, in connection with the Company’s proposed acquisition of the Actavis Group and to permit the Company to incur indebtedness to finance the proposed acquisition, the amendment modifies certain negative covenants, including limitations on incurring indebtedness and transactions with affiliates, and revises the terms of the Company’s total leverage maintenance covenant in the Revolving Credit Agreement. For additional information on the amendment to the Revolving Credit Facility refer to “Note 6 – Debt” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Credit Agreement: On June 22, 2012, the Company, Bank of America, N.A., as Administrative Agent and a syndicate of banks participating as lenders entered into a senior unsecured Term Loan Credit Agreement (the “Credit Agreement”) pursuant to which the lenders party to the agreement will provide the Company with a senior unsecured term facility in an aggregate amount not to exceed $1.8 billion. Borrowings under the Credit Agreement are subject to several conditions, including (i) no “Target Material Adverse Effect” having occurred (as defined in the Credit Agreement), (ii) receipt of certain financial statements as more fully set forth in the Credit Agreement, (iii) receipt of customary closing documents and (iv) other customary closing conditions more fully set forth in the Credit Agreement. The proceeds from borrowings under the Credit Agreement may be used only (i) to finance, in part, if consummated, the Company’s proposed acquisition of the Actavis Group (as described in “Note 2 – Acquisitions and Divestitures”) and all the rights in certain indebtedness of the Actavis Group, and (ii) to pay fees and expenses incurred in connection with the Actavis Group acquisition and related financing transactions. Borrowings under the Credit Agreement will mature on the fifth anniversary of the closing date of the Acquisition. There was no outstanding balance under the Credit Agreement at June 30, 2012. For additional information on the Credit Agreement refer to “Note 6 – Debt” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

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

In September 2011, the FASB issued a revised standard changing the goodwill impairment guidance. The revised standard provides entities with the option to first assess qualitative factors to determine whether performing the two-step goodwill impairment test is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the two-step quantitative impairment test will be required. Otherwise, no further testing will be required. Entities can choose to perform the qualitative assessment on none, some, or all of its reporting units. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard provided that the entity has not yet issued its financial statements for the period that includes its annual test date. The Company completed its most recent annual goodwill impairment test during the second quarter 2012 by applying the two-step test and determined that there was no impairment associated with goodwill. The adoption of this new guidance did not have any impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion provides forward-looking quantitative and qualitative information about our potential exposure to market risk. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk), the impact of interest rate changes (Interest Rate Risk) and the impact of foreign currency exchange changes (Foreign Currency Exchange Risk).

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

Investment Risk

As of June 30, 2012, our total holdings in equity securities of other companies, including equity method investments were $34.9 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

At June 30, 2012, borrowings outstanding under our Revolving Credit Facility were $250.0 million. Current committed borrowings under the Revolving Credit Facility bear interest at a per annum rate of 1.49525%, which is determined based on one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin of

1.25%. Assuming a one percent increase in the applicable interest rate and no further payments of principal, the annual interest expense would increase by approximately $2.5 million. Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our other notes payable approximated their carrying values on June 30, 2012. As of June 30, 2012, the fair value of our Senior Notes was $92.4 million greater than the carrying value. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our Senior Notes would not be material on our financial condition, results of operations or cash flows.

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three months ended June 30, 2012 and 2011.

Beginning in April 2012, the Company has entered into foreign exchange derivative contracts including options and forward contracts, with an aggregate notional value of €4.25 billion, to hedge the Company’s agreed upon purchase price of Actavis Group. These derivatives have been purchased to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the future purchase obligation. The foreign currency derivative contracts outstanding at June 30, 2012 had settlement dates within five months. Since these derivatives are hedges of foreign currency exposures for a business combination denominated in a foreign currency, change in the value of the derivatives are recognized in the statement of operations. For the three and six months ended June 30, 2012, unrealized losses on foreign exchange derivatives were $142.7 million. Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2012 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency derivatives would change by approximately $1.6 million.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There were no material changes from these risk factors during the three months ended June 30, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(b)	Use of Proceeds

N/A.

(c)	Issuer Purchases of Equity Securities

During the quarter ended June 30, 2012, the Company repurchased approximately 30,659 shares surrendered to the Company to satisfy tax withholding and stock option exercises proceeds obligations in connection with stock-based awards issued to employees for total consideration of $2.2 million as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2012	—	—
May 1 - 31, 2012	30,659	$72.23
June 1 - 30, 2012	—	—

ITEM 6. EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 56.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)

By:	/s/ R. Todd Joyce
R. Todd Joyce
Chief Financial Officer – Global (Principal Financial and Accounting Officer)

Date: July 26, 2012

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2012

Exhibit No.	Description

4.6	Amendment No. 1 to Credit Agreement and Joinder Agreement by and among Watson Pharmaceuticals, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated May 21, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s May 25, 2012 Form 8-K.

4.7	Term Loan Credit Agreement by and among Watson Pharmaceuticals, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated June 22, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s June 26, 2012 Form 8-K.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS** 101.SCH** 101.CAL** 101.DEF** 101.LAB** 101.PRE**

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.