Form 10-Q
period 2012-09-30
WATSON PHARMACEUTICALS INC
filed 2012-11-02
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of shares outstanding of the Registrant’s only class of common stock as of October 19, 2012 was approximately 127,756,777.

WATSON PHARMACEUTICALS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

Part I. FINANCIAL INFORMATION

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$222.0	$209.3
Marketable securities	12.4	14.9
Accounts receivable, net	924.8	1,165.7
Inventories, net	885.1	889.4
Prepaid expenses and other current assets	208.0	122.3
Deferred tax assets	189.2	168.1

Total current assets	2,441.5	2,569.7
Property and equipment, net	708.0	713.7
Investments and other assets	70.9	71.3
Deferred tax assets	28.8	21.7
Product rights and other intangibles, net	1,392.0	1,613.6
Goodwill	1,924.8	1,708.3

Total assets	$6,566.0	$6,698.3

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,343.2	$1,535.4
Income taxes payable	5.4	106.7
Short-term debt and current portion of long-term debt	196.8	184.5
Deferred revenue	9.7	12.8
Deferred tax liabilities	0.5	0.1

Total current liabilities	1,555.6	1,839.5

Long-term debt	1,023.8	848.5
Deferred revenue	12.3	17.0
Other long-term liabilities	37.5	72.7
Other taxes payable	62.0	79.0
Deferred tax liabilities	184.9	279.1

Total liabilities	2,876.1	3,135.8

Commitments and contingencies
Equity:
Preferred stock	—	—
Common stock	0.5	0.4
Additional paid-in capital	1,939.8	1,881.0
Retained earnings	2,154.7	2,085.4
Accumulated other comprehensive loss	(62.3)	(76.5)
Treasury stock, at cost	(342.1)	(326.7)

Total stockholders’ equity	3,690.6	3,563.6
Noncontrolling interest	(0.7)	(1.1)

Total equity	3,689.9	3,562.5

Total liabilities and equity	$6,566.0	$6,698.3

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$1,285.2	$1,081.6	$4,164.7	$3,039.8

Operating expenses:
Cost of sales (excludes amortization, presented below)	724.1	603.2	2,382.4	1,672.2
Research and development	112.5	73.4	280.7	228.2
Selling and marketing	114.7	104.4	350.7	292.0
General and administrative	110.1	85.2	396.3	249.9
Amortization	95.2	71.8	332.9	203.0
Loss on asset sales and impairments, net	39.6	3.8	119.6	25.6

Total operating expenses	1,196.2	941.8	3,862.6	2,670.9

Operating income	89.0	139.8	302.1	368.9

Non-operating income (expense):
Interest income	0.4	0.3	1.3	1.6
Interest expense	(19.4)	(24.4)	(62.1)	(69.1)
Other income (expense), net	41.7	2.9	(113.4)	(1.1)

Total other income (expense), net	22.7	(21.2)	(174.2)	(68.6)

Income before income taxes and noncontrolling interests	111.7	118.6	127.9	300.3
Provision for income taxes	35.0	50.9	58.6	135.4

Net income	76.7	67.7	69.3	164.9
Loss attributable to noncontrolling interest	—	0.4	—	1.2

Net income attributable to common shareholders	$76.7	$68.1	$69.3	$166.1

Earnings per share attributable to common shareholders:
Basic	$0.61	$0.55	$0.55	$1.34

Diluted	$0.60	$0.54	$0.54	$1.31

Weighted average shares outstanding:
Basic	126.0	124.9	125.7	124.4

Diluted	128.0	126.9	127.6	126.4

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$76.7	$67.7	$69.3	$164.9
Other comprehensive income (loss):
Foreign currency translation gains (losses)	35.8	(74.5)	14.2	(29.9)
Unrealized gains (losses) on securities, net of tax	—	0.2	—	(8.5)
Reclassification for (gains) losses included in net income, net of tax	—	—	—	(0.5)

Total other comprehensive income (loss), net of tax	35.8	(74.3)	14.2	(38.9)

Comprehensive income (loss)	112.5	(6.6)	83.5	126.0
Comprehensive loss attributable to noncontrolling interest	—	0.4	—	1.2

Comprehensive income (loss) attributable to common shareholders	$112.5	$(6.2)	$83.5	$127.2

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$69.3	$164.9

Reconciliation to net cash provided by operating activities:
Depreciation	60.7	70.4
Amortization	333.0	203.0
Provision for inventory reserve	37.1	38.3
Share-based compensation	34.6	25.6
Deferred income tax benefit	(124.1)	(51.2)
Losses on equity method investments	0.2	5.7
(Gain)/loss on sale of securities	—	(0.8)
Loss on asset sales and impairment, net	141.0	25.6
Loss on foreign exchange derivatives	90.0	—
Amortization of deferred financing costs	24.3	—
Increase in allowance for doubtful accounts	2.4	—
Accretion of preferred stock and contingent consideration obligations	20.3	35.9
Contingent consideration fair value adjustment	(21.3)	—
Excess tax benefit from stock-based compensation	(12.6)	(13.7)
Other, net	2.5	(0.1)
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	265.0	(121.0)
Inventories	(4.3)	(61.2)
Prepaid expenses and other current assets	(19.9)	21.4
Accounts payable and accrued expenses	(303.0)	98.5
Deferred revenue	(7.7)	(7.1)
Income and other taxes payable	(143.6)	(15.4)
Other assets and liabilities	2.1	(8.6)

Total adjustments	376.7	245.3

Net cash provided by operating activities	446.0	410.2

Cash Flows From Investing Activities:
Additions to property and equipment	(93.3)	(87.9)
Additions to product rights and other intangibles	(5.9)	(17.7)
Proceeds from sales of property and equipment	7.7	6.4
Proceeds from sales of marketable securities and other investments	8.8	3.9
Additions to investments	(5.3)	(2.6)
Acquisition of business, net of cash acquired	(383.5)	(571.6)
Other investing activities, net	—	0.6

Net cash used in investing activities	(471.5)	(668.9)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	375.0	400.0
Debt issuance costs	(34.1)	—
Principal payments on debt	(201.7)	(303.8)
Proceeds from stock plans	17.1	53.6
Payment of contingent consideration	(107.2)	(4.5)
Repurchase of common stock	(15.4)	(13.6)
Acquisition of noncontrolling interest	(4.5)	(5.5)
Excess tax benefit from stock-based compensation	12.6	13.7

Net cash provided by financing activities	41.8	139.9

Effect of currency exchange rate changes on cash and cash equivalents	(3.6)	(0.7)

Net increase (decrease) in cash and cash equivalents	12.7	(119.5)
Cash and cash equivalents at beginning of period	209.3	282.8

Cash and cash equivalents at end of period	$222.0	$163.3

See accompanying Notes to Condensed Consolidated Financial Statements.

WATSON PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Watson Pharmaceuticals, Inc. (“Watson,” “Company,” or “We”) is engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. Watson is also developing biosimilar products. Additionally, we distribute generic and certain select brand pharmaceutical products manufactured by third parties through our Anda Distribution business. Watson operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in many of the world’s established and growing international markets, including the U.S., Europe, Canada, Malta, India, Southeast Asia and Brazil.

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

Acquisition of Actavis Group

On April 25, 2012, we entered into an agreement to acquire Actavis Group for a cash payment of €4.15 billion payable at closing, as adjusted based upon among other things, the net working capital of Actavis, assumption of a maximum of €100.0 million in revolver debt, which is to be repaid at closing, and potential contingent consideration payable in the form of up to 5.5 million newly issued shares of Watson common stock or, under certain circumstances, in cash. The agreement has been approved by the Board of Directors of Watson. Actavis is a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Watson consummated the transaction on October 31, 2012. For additional information on the Actavis acquisition, refer to “Note 2 – Acquisitions and Divestitures” and “Note 12 – Subsequent Events.”

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, we completed the acquisition of Ascent Pharmahealth Ltd., (“Ascent”) the Australian and Southeast Asian generic pharmaceutical business of Strides Arcolab Ltd. for AU$376.6 million, or U.S dollar equivalency of $392.6 million, including working capital adjustments. The transaction was funded using cash on hand and borrowings from the Company’s Revolving Credit Facility. As a result of the acquisition, Watson enhances its commercial presence in Australia and gains a selling and marketing capability in Southeast Asia through Ascent’s line of generic and over-the-counter products. For additional information on the Ascent acquisition, refer to “Note 2 – Acquisitions and Divestitures.”

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

Acquisition of Specifar Pharmaceuticals

On May 25, 2011, we completed the acquisition of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”), a privately-held multinational generic pharmaceutical company for €400.0 million, or U.S dollar equivalency of $561.7 million, subject to a net working capital adjustment. As a result of the acquisition, we enhanced our commercial presence in key European markets through Specifar’s portfolio of approved products. The transaction also gave Watson a strong branded-generic commercial presence in the Greek pharmaceutical market.

Under the terms of the acquisition agreement, Specifar’s former owners could receive additional consideration based upon future profits of esomeprazole tablets during its first five years of sales, up to a maximum of €40.0 million. Watson funded the transaction using cash on hand and borrowings from its Revolving Credit Facility.

During the three months ended September 30, 2012, the Company recorded an impairment loss of $40.3 million related to a manufacturing facility located in Greece that was acquired as part of the Specifar acquisition. The impairment for the Greece facility was due to a change in the intended use of the facility as a result of the Company’s decision during the third quarter of 2012 to discontinue further construction as a result of the planned acquisition of the Actavis Group.

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

Under the terms of its agreements, Watson pays a royalty to OMJPI based on the gross profit of product revenues as defined in the agreements. During the third quarter of 2012, the royalty payable to OMJPI was approximately 50% of sales which includes the cost of the product supplied by OMJPI. Our royalty payable on sales of methylphenidate ER will decline if a third party competitor launches a competing bioequivalent product.

Under the terms of its agreement with Pfizer, Watson is obligated to make additional payments to Pfizer to the extent that a percentage of net sales exceed the aggregate supply price for authorized generic of Lipitor®. In addition, Pfizer is obligated to make payments to Watson to the extent that the aggregate supply price for the authorized generic of Lipitor® is in excess of a certain percentage of sales.

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

Watson Laboratories, Inc. has entered into an agreement with Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to Watson's generic version of Lidoderm®. The agreement allows Watson to launch its lidocaine topical patch 5% product on September 15, 2013. The license will be exclusive as to an authorized generic version of Lidoderm® until the earliest of a third party generic launch or seven and one half months after Watson's launch of its generic product. Endo will receive approximately 25% of the gross profit generated on Watson's sales of its generic version of Lidoderm® during Watson's period of exclusivity. On August 23, 2012, the U.S. Food and Drug Administration (FDA) granted final approval of Watson’s generic version of Lidoderm®.

Additionally, under the terms of the agreement, Watson will receive and distribute branded Lidoderm® product from Endo each month during the first eight months of 2013 valued up to approximately $96 million. Watson's availability of brand product would cease upon the launch of any generic version of Lidoderm®. The receipt of the branded product will be recorded at the time all contingencies related to Watson’s ability to receive and distribute such inventory are resolved.

Preferred and Common Stock

As of September 30, 2012 and December 31, 2011, there were 2.5 million shares of no par value per share preferred stock authorized. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009, the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock. The Mandatorily Redeemable Preferred Stock is redeemable in cash on December 2, 2012, and is accordingly included within short-term debt in the consolidated balance sheet at September 30, 2012 and December 31, 2011. Refer to “Note 6 – Debt” for additional discussion.

As of September 30, 2012 and December 31, 2011, there were 500.0 million shares of $0.0033 par value per share common stock authorized, 138.0 million and 137.1 million shares issued and 127.8 million and 127.2 million outstanding, respectively. Of the issued shares, 10.2 million shares and 10.0 million shares were held as treasury shares as of September 30, 2012 and December 31, 2011, respectively.

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

Revenue and Provision for Sales Returns and Allowances

As customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales. When the Company recognizes revenue from the sale of products, an estimate of sales returns and allowances (“SRA”) is recorded, which reduces product sales. Accounts receivable and/or accrued expenses are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

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

A number of factors impact the level of SRA as a percentage of gross accounts receivable. These factors include sales levels for our Distribution segment, which has lower levels of SRA relative to our other segments, and international sales with operations in Europe, Canada, Australasia, South America and South Africa, which generally has lower levels of SRA compared to our U.S. generic business.

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses.

Accounts receivable are presented net of SRA balances of $523.6 million and $556.3 million at September 30, 2012 and December 31, 2011, respectively. SRA balances in accounts receivable at September 30, 2012 decreased $32.7 million compared to December 31, 2011 primarily due to lower chargeback and rebate amounts on lower U.S. sales of atorvastatin partially offset by an increase in returns and other allowances. Accounts payable and accrued expenses include $282.1 million and $250.5 million at September 30, 2012 and December 31, 2011, respectively, for certain rebates including Medicaid and other amounts due to indirect customers.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to, the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Watson’s other comprehensive income (loss) is composed of unrealized gains (losses) on certain holdings of publicly traded equity securities, net of tax, reclassification for (gains) losses included in net income, net of tax and foreign currency translation adjustments.

Goodwill and Intangible Assets with Indefinite-Lives

During the second quarter of 2012, the Company performed its annual impairment assessment of goodwill, acquired in-process research and development (“IPR&D”) intangibles and trade name intangible assets with indefinite-lives. The Company determined there was no impairment associated with goodwill or trade name intangibles. However, the Company recorded a $101.0 million impairment charge related to certain IPR&D assets acquired as part of the Specifar acquisition. The impairment was related to delays in expected launch dates, and other competitive factors that resulted in lower forecasted pricing and additional projected manufacturing costs. These events in the second quarter led us to revise the estimated fair value of these IPR&D assets compared to the carrying values.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
EPS - basic

Net income attributable to common shareholders	$76.7	$68.1	$69.3	$166.1

Basic weighted average common shares outstanding	126.0	124.9	125.7	124.4

EPS - basic	$0.61	$0.55	$0.55	$1.34

EPS - diluted

Net income attributable to common shareholders	$76.7	$68.1	$69.3	$166.1

Basic weighted average common shares outstanding	126.0	124.9	125.7	124.4
Effect of dilutive securities:
Dilutive stock awards	2.0	2.0	2.0	2.0

Diluted weighted average common shares outstanding	128.0	126.9	127.6	126.4

EPS - diluted	$0.60	$0.54	$0.54	$1.31

Awards to purchase 0.1 million and 0.2 million common shares for the three month and nine month periods ended September 30, 2011were outstanding but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

As of September 30, 2012, the Company had $54.0 million of total unrecognized compensation expense, net of estimated forfeitures, which will be recognized over the remaining weighted average period of 1.6 years. During the nine months ended September 30, 2012, the Company issued approximately 890,368 restricted stock grants and performance awards with an aggregate intrinsic value of $57.0 million. Certain restricted stock units are performance-based awards issued at a target number, subject to adjustments up or down based upon achievement of certain financial targets. No stock option grants were issued during the nine months ended September 30, 2012.

Recent Accounting Pronouncements

In July 2012, the FASB issued new guidance that changed the indefinite-lived intangible assets impairment guidance. The revised standard provides entities an option to assess qualitative factors to determine whether performing a quantitative test necessary. If an entity believes, as a result of its qualitative test that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, then the quantitative test would need to be performed. Otherwise no further testing is required. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company completed its most recent indefinite-lived intangible assets’ impairment test during the second quarter of 2012 and recognized an impairment loss associated with in-process research and development, for additional information refer to “Note 5 – Goodwill and Intangible Assets.” The adoption of this new guidance did not have any impact on the Company’s consolidated financial statements.

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

NOTE 2 – ACQUISITIONS AND DIVESTITURES

Business acquisitions after 2008 have been accounted for under the acquisition method. Business acquisitions occurring during 2012 were as follows:

Acquisition of Actavis Group

On April 25, 2012, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Actavis Acquisition Debt S.à r.l., a company incorporated in Luxembourg (the “Vendor”), Nitrogen DS Limited, a company incorporated in the British Virgin Islands, Landsbanki Islands hf., a company incorporated in Iceland, ALMC Eignarhaldsfélag ehf., a company incorporated in Iceland, ALMC hf., a company incorporated in Iceland, Argon Management S.à r.l., a company incorporated in Luxembourg, the Managers party thereto, Deutsche Bank AG, London Branch, a branch of a company incorporated under the laws of the Federal Republic of Germany. Actavis is a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. The acquisition was subject to customary conditions, including review by the U.S. Federal Trade Commission (FTC) under the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), as well as approvals outside of the United States. The Purchase Agreement was approved by the Board of Directors of Watson and was consummated on October 31, 2012.

Pursuant to the Purchase Agreement, Watson acquired (i) the entire issued share capital of Actavis, Inc., a Delaware corporation, Actavis Pharma Holding 4 ehf., a company incorporated in Iceland, and Actavis S.à r.l., a company incorporated in Luxembourg (collectively “Actavis”) and (ii) all the rights of the Vendor in certain indebtedness of Actavis, in exchange for the following consideration:

•	A cash payment of €4.15 billion, as adjusted based upon among other things, the net working capital of Actavis;

•	Assumption of a maximum of €100.0 million in revolver debt of the Vendor, and,

•

The potential right to receive contingent consideration payable in the form of up to 5.5 million newly issued shares of Watson common stock or, under certain circumstances, in cash, based on Actavis’ financial performance in 2012 as described in the Purchase Agreement. The shares issued, if any, would be issued in 2013.

The Company funded the cash portion of the transaction through a combination of term loan borrowings pursuant to an agreement with a syndicate of lenders dated June 22, 2012 and senior unsecured notes, which the Company issued on October 2, 2012. For additional information, refer to “Note 6 — Debt” and “Note 12 — Subsequent Events.”

Acquisition Related Expenses

Included in general and administrative expenses for the three and nine months ended September 30, 2012 are costs totaling $13.9 million and $51.5 million, respectively for acquisition and integration costs including advisory, legal, regulatory and severance charges incurred in connection with the acquisition of the Actavis Group.

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, Watson acquired all of the outstanding equity of Ascent for AU$376.6, or U.S dollar equivalency of $392.6 million, including certain working capital adjustments. The transaction was funded using cash on hand and borrowings from the Company’s Revolving Credit Facility. Through the acquisition, Watson enhances its commercial presence in Australia and gains selling and marketing capabilities in Southeast Asia. In Australia, Ascent markets generic, brands, over-the-counter (“OTC”) and dermatology and skin care products. In Southeast Asia, Ascent markets generic and OTC products. Ascent’s Southeast Asian business includes commercial operations in Singapore, Malaysia, Hong Kong, Vietnam and Thailand. Ascent operates a manufacturing facility in Singapore for generic products in Southeast Asian markets. Ascent’s results are included in the Global Generics segment as of the acquisition date.

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

The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date (in millions):

Amount
Cash and cash equivalents	$9.1
Accounts receivable	29.7
Inventories	27.2
Other current assets	3.3
Property, plant & equipment	4.4
Intangible assets	192.6
Goodwill	214.3
Current liabilties	(35.7)
Long-term deferred tax and other tax liabilities	(51.8)
Other long term liabilities	(0.4)
Long-term debt	(0.1)

Net assets acquired	$392.6

Intangible Assets

Intangible assets represent product rights, contractual rights and trade names and have an estimated weighted average useful life of nine (9) years. The estimated fair value of the identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value of product right intangible assets as of the acquisition date ranged from 7.5% to 10.0% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

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

Acquisition-Related Expenses

Included in general and administrative expenses for the nine months ended September 30, 2012 is acquisition costs totaling $5.0 million for advisory, legal and regulatory costs incurred in connection with the Ascent acquisition.

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

The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excluding amortization), R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains or losses on asset sales or disposal and impairments by segment as not all such information is accounted for at the segment level, nor is such information used by all segments.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments consisted of the following (in millions):

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$912.5	$105.2	$243.0	$1,260.7	$792.4	$92.5	$168.8	$1,053.7
Other	8.4	16.1	—	24.5	10.1	17.8	—	27.9

Net revenues	920.9	121.3	243.0	1,285.2	802.5	110.3	168.8	1,081.6
Operarting expenses:
Cost of sales(1)	487.5	30.3	206.3	724.1	437.7	25.4	140.1	603.2
Research and development	55.3	57.2	—	112.5	54.6	18.8	—	73.4
Selling and marketing	51.9	40.0	22.8	114.7	45.3	40.8	18.3	104.4

Contribution	$326.2	$(6.2)	$13.9	$333.9	$264.9	$25.3	$10.4	$300.6

Contibution margin	35.4%	(5.1)%	5.7%	26.0%	33.0%	22.9%	6.2%	27.8%
General and administrative				110.1				85.2
Amortization				95.2				71.8
Loss on asset sales and impairments, net				39.6				3.8

Operating income				$89.0				$139.8

Operating margin				6.9%				12.9%

(1)	Excludes amortization of acquired intangibles including product rights.

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$2,996.5	$299.0	$782.5	$4,078.0	$2,158.8	$264.8	$524.8	$2,948.4
Other	35.5	51.2	—	86.7	36.1	55.3	—	91.4

Net revenues	3,032.0	350.2	782.5	4,164.7	2,194.9	320.1	524.8	3,039.8
Operarting expenses:
Cost of sales(1)	1,619.1	84.8	678.5	2,382.4	1,165.8	68.3	438.1	1,672.2
Research and development	165.2	115.5	—	280.7	167.4	60.8	—	228.2
Selling and marketing	152.0	130.2	68.5	350.7	113.5	122.1	56.4	292.0

Contribution	$1,095.7	$19.7	$35.5	$1,150.9	$748.2	$68.9	$30.3	$847.4

Contibution margin	36.1%	5.6%	4.5%	27.6%	34.1%	21.5%	5.8%	27.9%
General and administrative				396.3				249.9
Amortization				332.9				203.0
Loss on asset sales and impairments, net				119.6				25.6

Operating income				$302.1				$368.9

Operating margin				7.3%				12.1%

(1)	Excludes amortization of acquired intangibles including product rights.

NOTE 4 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at September 30, 2012 and December 31, 2011 is approximately $12.5 million and $6.8 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists primarily of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Inventories:
Raw materials	$268.5	$219.2
Work-in-process	58.0	55.7
Finished goods	606.0	655.0

	932.5	929.9
Less: Inventory reserves	47.4	40.5

	$885.1	$889.4

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following (in millions):

	September 30,	December 31,
	2012	2011
Global Brands segment	$371.6	$371.6
Global Generics segment	1,466.9	1,250.4
Distribution segment	86.3	86.3

Total goodwill	$1,924.8	$1,708.3

The increase in Global Generics segment goodwill in 2012 is primarily due to goodwill of $214.3 million recognized in connection with the Ascent acquisition. For additional information on the Ascent acquisition, refer to “Note 2– Acquisitions and Divestitures.”

Product rights and intangible assets consisted of the following (in millions):

	September 30,	December 31,
	2012	2011
Intangibles with definite lives:
Product rights and other related intangibles	$2,999.7	$2,582.5
Core technology	52.5	52.5
Customer relationships	49.1	49.1

	3,101.3	2,684.1
Less: accumulated amortization	(1,905.3)	(1,566.0)

	1,196.0	1,118.1
Intangibles with indefinite lives:
IPR&D	119.8	419.3
Trade Name	76.2	76.2

	196.0	495.5

Total product rights and related intangibles, net	$1,392.0	$1,613.6

The increase in product rights and other related intangibles in 2012 is primarily due to product rights, contractual rights and trade name intangibles of $192.6 million acquired as part of Ascent acquisition and $201.3 million of transfers from IPR&D to currently marketed products (“CMP”) related to the Arrow and Specifar acquisitions. For additional information on the Ascent acquisition, refer to “Note 2– Acquisitions and Divestitures.”

During the second quarter of 2012, the Company recorded an impairment charge of $101.0 million related to certain IPR&D assets acquired as part of the Specifar acquisition resulting in the decrease of IPR&D assets at September 30, 2012. For additional information on the factors resulting in the impairment charge, refer to “Note 1 – General.” The $101.0 million impairment charge was offset by a $21.3 million fair value adjustment of a contingent obligation due to the Specifar selling shareholders based on future expected gross profit from esomeprazole. For additional information on the contingent obligation fair value adjustment, refer to “Note 10 – Fair Value Measurements.”

NOTE 6 – DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2012	2011
Senior Notes,
$450.0 million 5.000% notes due August 14, 2014 (the “2014 Notes”)	$450.0	$450.0
$400.0 million 6.125% notes due August 14, 2019 (the “2019 Notes”) together the “Senior Notes”	400.0	400.0

	850.0	850.0
Less: Unamortized discount	(1.4)	(1.7)

Senior Notes, net	848.6	848.3
Revolving Credit Faciltiy	175.0	—
Mandatorily Redeemable Preferred Stock	196.8	183.2
Other notes payable	0.2	1.5

	1,220.6	1,033.0
Less: Current portion	196.8	184.5

Total long-term debt	$1,023.8	$848.5

Senior Notes

Senior Notes Issued in 2012

On October 2, 2012, the Company issued $1,200.0 million aggregate principal amount of 1.875% senior notes due 2017 (“2017 Notes”), $1,700.0 million aggregate principal amount of 3.250% senior notes due 2022 (“2022 Notes”), and $1,000.0 million aggregate principal amount of 4.625% senior notes due 2042 (“2042 Notes” and together with the 2017 Notes and the 2022 Notes, the “2012 Senior Notes”) in a registered offering pursuant to an effective Registration Statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”). The Senior Notes Issued in 2012 were issued pursuant to an indenture dated as of August 24, 2009 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by a third supplemental indenture dated as of October 2, 2012, between the Company and the trustee.

Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013 at an annual interest rate of 1.875% on the 2017 Notes, 3.250% on the 2022 Notes, and 4.625% on the 2042 Notes.

The Company may redeem the 2012 Senior Notes, in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of 100% of the principal amount of notes to be redeemed and the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2012 Senior Notes being redeemed discounted on a semi-annual basis at the Treasury Rate plus 20 basis points in the case of the 2017 Notes, 25 basis points in the case of the 2022 Notes and 30 basis points in the case of the 2042 Notes, plus in each case accrued and unpaid interest, if any, to, but excluding, the date of redemption.

In addition, the Company may redeem the 2022 Notes on or after July 1, 2022 (three months prior to their maturity date), and the 2042 Notes on or after April 1, 2042 (six months prior to their maturity date) in each case, in whole at any time or in part from time to time, at the Company’s option at a redemption price equal to 100% of the aggregate principal amount of the 2012 Senior Notes being redeemed, plus, in each case, accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon a change of control triggering event and a downgrade of the 2012 Senior Notes below an investment grade rating by each of Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services, the Company will be required to make an offer to purchase each of the 2012 Senior Notes at a price equal to 101% of the principal amount of the 2012 Senior Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the date of repurchase.

There was no outstanding balance under the 2012 Senior Notes at September 30, 2012. Net proceeds from the offering of the 2012 Senior Notes were used for the acquisition of the Actavis Group (the Actavis Acquisition). For additional information, refer to “Note 12 – Subsequent Events.”

Senior Notes Issued in 2009

On August 24, 2009, the Company issued $450.0 million aggregate principal amount of 5.00% senior notes due 2014 (the”2014 Notes”) and $400.0 million aggregate principal amount of 6.125% senior notes due 2019 (the “2019 Notes” and together with the 2014 Notes, the “2009 Senior Notes”) pursuant to an effective Registration Statement on Form S-3 filed with the SEC. The Senior Notes Issued in 2009 were issued pursuant to the Base Indenture, as supplemented by a first supplemental indenture dated August 24, 2009.

Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010 at an effective annual interest rate of 5.43% on the 2014 Notes and 6.35% on the 2019 Notes.

The Company may redeem the 2009 Senior Notes in whole at any time or in part from time to time, at the Company’s option at a redemption price equal to the greater of (1) 100% of the principal amount of the notes to be redeemed and (2) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2009 Senior Notes being redeemed, discounted on a semi-annual basis at the Treasury Rate plus 40 basis points, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon a change of control triggering event, as defined by the Indenture, the Company is required to make an offer to repurchase the 2009 Senior Notes for cash at a repurchase price equal to 101% of the principal amount of the 2009 Senior Notes to be repurchased plus accrued and unpaid interest to the date of purchase.

Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow acquisition.

Amended Revolving Credit Facility

On May 21, 2012, the Company entered into Amendment 1 to Credit Agreement and Joinder Agreement (the “Amendment”) to the Company’s existing credit agreement that closed on September 16, 2011, with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndicate of banks establishing a senior unsecured revolving credit facility (as amended by the Agreement, the “Revolving Credit Facility”). The Revolving Credit Facility provides an aggregate principal amount of $750.0 million in senior unsecured revolving loans. The revolving loans may be borrowed, repaid and re-borrowed through September 16, 2016 and, subject to certain minimum amounts, may be prepaid in whole or in part without premiums or penalties.

Committed borrowings under the Revolving Credit Facility bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurocurrency rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) prime rate as publicly announced by the Administrative Agent, or

(c) one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is currently set at 0.25% for base rate loans and 1.25% for Eurocurrency rate loans. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.15% of the unused portion of the Revolving Credit Facility.

Subject to certain limitations, borrowings under the Revolving Credit Facility may be made in alternative currencies, including Euros, British Pounds Sterling and other currencies. The Revolving Credit Facility contains sublimits on letters of credit and swingline loans in the amount of $100.0 million and $50.0 million, respectively. The issuance of letters of credit and borrowings of swingline loans reduces the amount available to be borrowed under the Revolving Credit Facility on a dollar-for-dollar basis. Amounts borrowed under the Revolving Credit Facility may be used to finance working capital and other general corporate purposes.

The Revolving Credit Facility imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. The Revolving Credit Facility includes a Consolidated Leverage Ratio covenant providing that the aggregate principal amount of Acquisition Indebtedness (as such term is defined in the Amendment) that includes a “special mandatory redemption” provision (or other similar provision) requiring the Company to redeem such Acquisition Indebtedness will be excluded for purposes of determining Consolidated Total Debt at any time prior to the proposed Actavis Group Acquisition as more fully set forth in the Amendment. The Amendment also provides that (a) during the period prior to the date on which the Actavis Group Acquisition is consummated (such date, the “Acquisition Date”), the Company is permitted to have a maximum Consolidated Leverage Ratio as of the last date of any period of four consecutive fiscal quarters of the Company of up to 3.50 to 1.00, and (b) as of the Acquisition Date and thereafter the Company is permitted to have a maximum Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of the Company of up to (i) with respect to the four consecutive fiscal quarters from the Acquisition Date through December 31, 2013, 4.25 to 1.00; (ii) with respect to the four consecutive fiscal quarters from January 1, 2014 through December 31, 2014, 4.00 to 1.00; and (iii) with respect to the period of four consecutive fiscal quarters ending from January 1, 2015 and thereafter, 3.50 to 1.00. To the extent litigation, settlement charges and unusual charges in each case which are paid in cash exceed 7.50% of the Company’s net worth for the prior twelve month period for the most recent ended fiscal quarter, the Company would be subject to maintenance of a springing minimum net worth covenant not less than the sum of (x) 75% of the Company’s consolidated net worth as of June 30, 2011 plus (y) 50% of the Company’s consolidated net income (but not loss) for each fiscal quarter ending after June 30, 2011. At September 30, 2012, our Consolidated Leverage Ratio calculated under the terms of the Revolving Credit Facility was 0.73 to 1.0.

The Company is subject to, and, at September 30, 2012, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. The Credit Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the credit facilities). The outstanding balance under the Revolving Credit Facility was $175.0 million at September 30, 2012. As of September 30, 2012, the net availability under the Revolving Credit Facility, reflecting $6.0 million of outstanding letters of credit, was $569.0 million. On October 11, 2012, the Company repaid the entire outstanding amount of the Revolving Credit Facility and as of the date hereof there is no outstanding balance under the Revolving Credit Facility.

Mandatorily Redeemable Preferred Stock

On December 2, 2009, Watson issued 200,000 shares of newly designated non-voting Series A Preferred Stock having a stated value of $1,000 per share (the “Stated Value”), or an aggregate stated value of $200 million, which have been placed in an indemnity escrow account for a period of three years. At the time of issuance, the fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $150.0 million based on the mandatory redemption value of $200.0 million on December 2, 2012 using a discount rate of 9.63% per annum.

At September 30, 2012 and December 31, 2011, the fair value of the Mandatorily Redeemable Preferred Stock was estimated to be $196.8 million and $183.2 million, respectively, and was reported as short-term debt. Accretion expense has been classified as interest expense. At September 30, 2012, the unamortized accretion expense was $3.2 million.

Term Loan Credit Agreement

On June 22, 2012, the Company, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, and a syndicate of banks participating as lenders entered into a senior unsecured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) pursuant to which the lenders party to the agreement will provide the Company with a senior unsecured term loan facility in an aggregate amount not to exceed $1.8 billion. The proceeds from borrowings under the Term Loan Credit Agreement may be used only (i) to finance the Actavis Group Acquisition (as described in “Note 2 – Acquisitions and Divestitures”) and all the rights in certain indebtedness of the Actavis Group, and (ii) to pay fees and expenses incurred in connection with the Actavis Group Acquisition and related financing transactions.

Borrowings under the Term Loan Credit Agreement are subject to several conditions, including (i) no “Target Material Adverse Effect” (as defined in the Term Loan Credit Agreement) having occurred, (ii) receipt of certain financial statements as more fully set forth in the Term Loan Credit Agreement, (iii) receipt of customary closing documents and (iv) other customary closing conditions more fully set forth in the Term Loan Credit Agreement. Borrowings under the Term Loan Credit Agreement will bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurodollar rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate as publicly announced by the Administrative Agent or (c) the one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is currently set at 0.50% for base rate loans and 1.50% for Eurodollar rate loans.

Borrowings under the Term Loan Credit Agreement will mature on the fifth anniversary of the closing date of the Actavis Group Acquisition. The outstanding principal amount under the Term Loan Credit Agreement is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the closing date of the Actavis Group Acquisition (beginning with the quarter ending March 31, 2013), with the remaining balance payable on the maturity date. The Term Loan Credit Agreement contains covenants that are substantially similar to those in the Company’s Revolving Credit Facility. The Term Loan Credit Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the Term Loan Credit Agreement). The Term Loan Credit Agreement became effective in accordance with its terms on June 22, 2012. There was no outstanding balance under the Term Loan Credit Agreement at September 30, 2012. On October 31, 2012, the Company borrowed $1.8 billion under the Term Loan Credit Agreement to fund the Actavis Acquisition. Debt issuance costs for the borrowing of the $1.8 billion under the Term Loan Credit Agreement was $5.9 million, which the Company paid on October 31, 2012.

Bridge Facility

On April 25, 2012, pending execution of the Company’s final financing plans in connection with the purchase of Actavis Group, the Company entered into a senior unsecured bridge loan (“Bridge Facility”) with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A. in an amount up to $6.0 billion. Debt issuance costs paid in connection with the Bridge Facility as of September 30, 2012 were $32.6 million, which will be fully amortized in the fourth quarter of 2012. The commitments under the Bridge Facility were permanently terminated on October 31, 2012. An additional fee of $4.4 million was paid in the fourth quarter of 2012.

Fair Value of Debt Instruments

As of September 30, 2012, the fair value of our 2009 Senior Notes, determined based on Level 2 inputs, was $122.7 million greater than the carrying value. Generally changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Based on quoted market rates of interest and maturity schedules for similar debt issues, the fair values of our Revolving Credit Facility and other notes payable, determined based on Level 2 inputs, approximate their carrying values on September 30, 2012. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our debt would not be material on our financial condition, results of operations or cash flows.

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2012 was 45.8% compared to 45.1% for the nine months ended September 30, 2011. In the nine months ended September 2012, the Company’s tax rate was impacted by the reversal of deferred tax liabilities relating to the Ascent acquisition and the settlement of an IRS examination, which was partially offset by a non deductible loss from foreign exchange derivatives. The Company’s effective rate is higher than the statutory rate primarily due to not being able to tax benefit losses in certain foreign jurisdictions and amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2007. In the third quarter of 2012 the IRS concluded its examination of the Company’s 2007-2009 tax returns resulting in a release of tax reserves of $7.8M. The Company and the IRS have agreed on all issues except the timing of the deductibility of certain litigation costs. The Company intends to appeal the disputed issue; however, the Company believes that it will prevail on its position. The IRS is still examining the 2007-2009 tax returns for Arrow’s US business. Additionally, the IRS has indicated that it will begin the audit of the Company’s next audit cycle in 2013. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes.

NOTE 8 – STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2012 consisted of the following (in millions):

Stockholders’ equity, December 31, 2011	$3,563.6
Common stock issued under employee plans	17.1
Increase in additional paid-in capital for share-based compensation plans	34.1
Net Income	69.3
Other comprehensive income	14.2
Tax benefit from employee stock plans	12.6
Repurchase of common stock	(15.4)
Acquisition of noncontrolling interest	(4.9)

Stockholders’ equity, September 30, 2012	$3,690.6

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has entered into foreign currency exchange options and foreign currency forward contracts to hedge its agreed upon purchase of Actavis for €4.25 billion. The foreign currency exchange options had a net premium payable of $156.8 million, which is included in accounts payable and accrued expenses at September 30, 2012, and was subsequently paid on October 9, 2012. These transactions have been entered into to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the future purchase obligation. Since these derivatives are hedges on foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives is recognized in the statement of operations.

Effects on Condensed Consolidated Balance Sheets

The classification and amount of derivative instrument fair values in the consolidated balance sheets are shown below.

	September 30,	December 31,
	2012	2011
Asset derivatives not designated for hedge accounting
Foreign currency exchange options	$6.8	$—
Foreign currency forward contracts	65.1	—

Total asset (A)	$71.9	$—

Liability derivatives not designated for hedge accounting
Foreign currency exchange options	$4.0	$—
Forward currency forward contracts	1.4	—

Total liability (B)	$5.4	$—

(A)	Asset derivatives are included in Prepaid expenses and other current assets.
(B)	Liability derivatives are included in Accounts payable and accrued expenses.

Effects on Condensed Consolidated Statements of Operations

The classification and amount of gains or losses recognized on the derivative instruments recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

			Gain (Loss) Recognized in Income
Derivative Not Designated as Hedging	Location of Gain (Loss)		Three months ended September 30,		Nine months ended September 30,
Instrument	Recognized in Income		2012	2011	2012	2011
Foreign currency exchange options	Other income (expenses)		$(18.9)	$—	$(153.8)	$—
Forward currency forward contracts	Other income (expenses)		71.6	—	63.8	—

		Total	$52.7	$—	$(90.0)	$—

The foreign currency derivative contracts, including options and forwards outstanding at September 30, 2012, were settled as of October 31, 2012.

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

Assets and liabilities measured at fair value on a recurring basis as at September 30, 2012 and December 31, 2011 consisted of the following (in millions):

	Fair Value Measurements as at September 30, 2012 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$12.4	$12.4	$—	$—
Foreign currency exchange options	6.8	—	6.8	—
Foreign currency forward contracts	65.1	—	65.1	—

Total assets	$84.3	$12.4	$71.9	$—

Liabilities:
Contingent consideration	$29.1	$—	$—	$29.1
Foreign currency exchange options	4.0	—	4.0	—
Foreign currency forward contracts	1.4	—	1.4	—

Total liabilities	$34.5	$—	$5.4	$29.1

	Fair Value Measurements as at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities	$14.9	$14.9	$—	$—

Total assets	14.9	14.9	—	—

Liabilities:
Contingent consideration	181.6	—	—	181.6

Total liabilities	$181.6	$—	$—	$181.6

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

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our consolidated statement of operations. For the nine months ended September 30, 2012, interest accretion of $6.6 million was included within interest expense in the accompanying condensed consolidated statement of operations.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011 (in millions):

	Balance at December 31, 2011	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at September 30, 2012
Liabilities:
Contingent consideration obligations	$181.6	—	($137.1)	($14.7)	($0.7)	$29.1

	Balance at December 31, 2010	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at September 30, 2011
Liabilities:
Contingent consideration obligations	$198.5	—	20.9	22.5	—	$241.9

During the nine months ended September 30, 2012, the Company made contingent payments to the Arrow Group selling shareholders based on the after-tax gross profits on sales of atorvastatin within the U.S. from product launch through June 30, 2012 of $126.0 million.

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

We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. At September 30, 2012, and December 31, 2011, the Company’s consolidated balance sheets include accrued loss contingencies of $93.4 million and $35.0 million, respectively. This amount includes contingent losses associated with the drug pricing litigation discussed below, as well as additional reserves for potential immaterial contingent losses.

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

Cipro® Litigation. Beginning in July 2000, a number of suits were filed against Watson, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 were cases filed against Watson, Rugby and other Watson entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to Watson’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In the action pending in Kansas, the court has administratively terminated the matter. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego (In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. On September 12, 2012, the California Supreme Court entered a stay of all proceedings in the case pending possible action by the United States Supreme Court in an unrelated case that raises similar legal issues. In addition to the pending actions, Watson understands that various state and federal agencies are investigating the allegations made in these actions. Sanofi has agreed to defend and indemnify Watson and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to Watson’s acquisition of Rugby, and is currently controlling the defense of these actions.

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

In 2011, the Company settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The case against the Company on behalf of Alabama was tried in 2009. The jury was unable to reach a verdict, and the court declared a mistrial and ordered the case to be retried. In September 2012, the Company reached an agreement in principle to settle the Alabama case. The amount to be paid by the Company under the terms of the settlement is not expected to be material to the Company. The case against the Company on behalf of Kentucky was tried in November 2011. The jury reached a verdict in the Company’s favor on each of Kentucky’s claims against the Company. Kentucky has filed post-trial motions for relief from the jury verdict. The case against the Company on behalf of Alaska was settled in April 2012. The amount of the settlement was not material to the Company. The case against the Company on behalf of Idaho was settled in March 2012. The amount of the settlement was not material to the Company. The case against the Company on behalf of Oklahoma was settled in October 2012. The amount of the settlement was not material to the Company. The case against the Company on behalf of Mississippi is scheduled for trial in November 2012. The case against the Company on behalf of Louisiana is scheduled for trial in August 2013. The case against the Company on behalf of Missouri is scheduled for trial in November 2013. The case against the Company on behalf of Kansas is scheduled for trial in January 2014.

At September 30, 2012 and December 31, 2011, the Company’s consolidated balance sheets included accrued expenses in connection with the remaining drug pricing actions of $70.4 million and $23.9 million, respectively. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Pursuant to the agreement, Watson hired an independent expert to conduct inspections of the Corona facility at least once each year. In each year since 2002, the independent expert has reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at Watson’s Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree, and is currently engaged in its most recent general cGMP inspection. At the conclusion of the inspection, the inspectors may issue a Form 483 to the Company if the inspection results in cGMP observations. If in the future, the FDA determines that, with respect to its Corona facility, Watson has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order Watson to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Androgel®Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that the Company improperly delayed its launch of a generic version of Androgel® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel® for consideration in excess of the fair value of the services provided by the Company, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al.,D. NJ Civ. No. 09-1856 ); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); ( Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al ., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On June 10, 2010, the Federal Trade Commission filed a notice of appeal to the Eleventh Circuit Court of Appeals, appealing the district court’s dismissal of its complaint. On April 25, 2012, the Court of Appeals affirmed the dismissal. On July 18, 2012, the Eleventh Circuit denied the Federal Trade Commission’s Petition for Rehearing En Banc. On October 4, 2012, the Federal Trade Commission filed a Petition for a Writ of Certiorari in the United States Supreme Court seeking review of the decision by the Eleventh Circuit. The Company’s response to the petition is due on November 5, 2012. On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs; including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. On September 28, 2012, the district court granted summary judgment in favor of the defendants on all outstanding claims.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, as well as numerous other pharmaceutical companies, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. Many of the cases originally filed against the Company and its affiliates have been dismissed. Approximately 46 cases remain pending against the Company and/or its affiliates in state and federal courts, representing claims by 46 plaintiffs. Breast cancer is the injury predominately alleged in the remaining cases, but stroke is claimed in two cases. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in the individual cases has not been completed. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. Approximately 80 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by approximately 200 plaintiffs. Discovery is ongoing. Approximately 30 of the cases have been transferred to and consolidated in the United States District Court for the Northern District of Illinois (In re: Watson Fentanyl Patch Products Liability Litigation, MDI, Docket No. 2372). Thirty-one of the cases are pending in coordinated proceedings in the Orange County, California, Supreme Court. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, including Actavis, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,900 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by multiple plaintiffs. These cases are generally in their preliminary stages and discovery is ongoing. The Company believes that, other than the claims pending against Actavis, it will be defended in and indemnified for the majority of the claims by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product line in late 2008. Further, the Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fax Litigation

Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a putative class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC (discussed below). On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008. The motion has been briefed and is currently scheduled for hearing on December 12, 2012. No trial date has been set in the matter.

On May 1, 2012, an additional putative class action was filed on behalf of Physicians Healthsource, Inc., alleging violations of the TCPA on behalf of recipients of Anda advertising faxes in the United States but outside of Missouri (Physicians Healthsource Inc. v. Anda Inc. United States District Court for the Southern District of Florida, 12 CV 60798). On July 10, 2012, Anda filed its answer and affirmative defenses. The matter is in its preliminary stages and no trial date has been set.

Several issues raised in plaintiff’s motion for class certification in the Medical West matter are currently under consideration in the Eighth Circuit Court of Appeals in an unrelated case to which Anda is not a party, Nack v. Walburg, No. 11-1460. Nack concerns whether there is a private right of action for failing to include any opt-out notice on faxes sent with express permission, contrary to a Federal Communications Commission (FCC) Regulation that requires such notice on fax advertisements. The Eighth Circuit granted Anda leave to file an amicus brief and to participate during oral argument in the matter, which was held on September 19, 2012.

In a related matter, on November 30, 2010, Anda filed a petition with the FCC, asking the FCC to clarify the statutory basis for its regulation requiring “opt-out” language on faxes sent with express permission of the recipient (the “FCC Petition”). On May 2, 2012, the Consumer & Governmental Affairs Bureau of the FCC dismissed the FCC Petition. On May 14, 2012, Anda filed an application for review of the Bureau’s dismissal by the full Commission, requesting the FCC to vacate the dismissal and grant the relief sought in the FCC Petition. The FCC has not ruled on the application for review.

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

Levonorgestrel/Ethinyl Estradiol Tablets (Generic version of Seasonique®). On March 6, 2008, Duramed (now known as Teva Women’s Health) sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s levonorgestrel/ethinyl estradiol tablets, a generic version of Duramed’s Seasonique® tablets, would infringe Duramed’s U.S. Patent No. 7,320,969 (Duramed v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv00116). The complaint sought damages and injunctive relief. On March 31, 2010, the District Court granted Duramed’s motion for summary judgment that the asserted claims are not invalid as obvious. Watson appealed and on March 25, 2011, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for a determination of whether the asserted claims are obvious. On June 9, 2011, Duramed moved for a preliminary injunction to prevent the Company from launching its product until after a trial on the merits. On June 16, 2011, the court denied Duramed’s motion. Duramed appealed and also requested temporary injunctive relief during the pendency of its appeal (Duramed v. Watson Laboratories, Case No. 3011-1438). On July 27, 2011, the U.S. Court of Appeals for the Federal Circuit denied Duramed’s request for temporary relief. Watson launched its generic product on July 28, 2011. On November 10, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s denial of Duramed’s preliminary injunction motion. On August 5, 2011, Duramed filed a motion in the District Court to amend its complaint to add a claim for damages as a result of Watson’s launch of its generic product. On November 18, 2011, Watson moved for summary judgment. That motion remains pending. On June 29, 2012, in a litigation involving the same patent, the United States District Court for the District of New Jersey held that the asserted claims of the patent are invalid. That case is now on appeal to the United States Court of Appeals for the Federal Circuit. On July 9, 2012, Watson filed a motion for judgment based on the collateral estoppel effect of the New Jersey decision. In response, on July 20, 2012, Duramed filed a motion to stay the litigation pending the Federal Circuit’s decision in the appeal of the New Jersey decision. On July 25, 2012, the Court granted Duramed’s motion to stay and denied without prejudice Watson‘s motion for summary judgment and judgment based on collateral estoppels. No trial date has been set. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonique®. Therefore, an adverse ruling in the case or a subsequent final appellate determination that the patent in suit is valid, and that the Company has infringed the patent in suit, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Alendronate Litigation. Beginning in 2010, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and osteonecrosis of the jaw allegedly arising out of the use of alendronate. Approximately 303 cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 404 plaintiffs. These cases are generally at their preliminary stages. The Company believes that it will be defended in, and indemnified for, the majority of these claims by Merck & Co., the New Drug Application holder and manufacturer of the product sold by the Company during most of 2008. Several claims have also been asserted against Cobalt Laboratories, which the Company acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Sixteen of the cases naming Watson and/or Cobalt have been consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In January 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases pending against the Company in the New Jersey MDL matter. Several of the plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit. Additionally, several cases have been filed against the Company and are now pending in the District of New Jersey MDL. Several other cases are part of a similar MDL in the United States District Court for the Southern District of New York, where the Company has filed a similar motion to dismiss. The motion is pending. Additional cases are part of consolidated litigation in the California Superior Court (Orange County). Additional individual cases are pending in the state courts of Missouri and Kentucky. Three cases were remanded to Missouri's state court, and one case is pending in Massachusetts. The remaining cases are part of a mass tort coordinated proceeding in the Superior Court of New Jersey, Atlantic County. In the state court proceeding pending in Atlantic County, responsive pleadings and discovery have been suspended with respect to the Company pending the court’s decision on a motion to dismiss, which the Company filed in March 2012. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Columbia Laboratories, Inc. Securities Litigation. On June 8, 2012, the Company and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Watson and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Watson licensed the rights to Prochieve® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve®. The complaint seeks unspecified damages. On August 14, 2012, the defendants filed a motion to dismiss all of the claims in the amended complaint. The motion to dismiss remains pending. Watson believes the case is without merit and that it has substantial meritorious defenses, which it intends to vigorously pursue. Additionally, Watson maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Ibandronate Tablets (Generic version of Boniva®). On September 21, 2007, Hoffmann-La Roche Inc. sued Cobalt Laboratories, Inc. and Cobalt Pharmaceuticals Inc. (both of which were subsequently acquired by the Company in 2009) in the United States District Court for the District of New Jersey, alleging that sales of Ibandronate Tablets, a generic version of Hoffmann-La Roche’s Boniva® tablets, would infringe U.S. Patent Nos. 4,927,814 (the ‘814 Patent); 6,294,196 (the ‘196 Patent); and 7,192,938 (the ‘938 Patent) (Hoffmann-La Roche Inc. v. Cobalt Pharmaceuticals Inc., et. al., Case No. 07cv4540). The complaint sought damages and injunctive relief. Thereafter, Hoffmann-La Roche asserted additional claims, alleging infringement of U.S. Patent Nos. 7,410,957 (the ‘957 Patent) and 7,718,634 (the ‘634 patent) against the Company, and the parties entered into stipulations to dismiss Hoffman-La Roche’s claims related to the ‘196 and the ‘938 Patent. On August 24, 2010, the District Court granted Hoffmann-La Roche’s motion for summary judgment that the Company would infringe at least one claim of the ‘814 patent. On March 17, 2012, the ‘814 patent expired, leaving the ‘957 and ‘634 patents as the only patents in suit. On May 7, 2012, the District Court granted the Company’s motion for summary judgment that the claims of the ‘634 patent are invalid. On October 1, 2012, the District Court granted the Company’s motion for summary judgment that the claims of the ‘957 patent are invalid. In June 2012, the Company began selling its generic version of Boniva®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Boniva®. Therefore, an adverse final appellate determination that one of the patents in suit is valid and infringed, could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 12 – SUBSEQUENT EVENTS

On October 2, 2012, the Company issued a total of $3.9 billion of senior unsecured notes as follows:

•	$1,200.0 million aggregate principal amount of 1.875% senior notes due October 1, 2017,

•	$1,700.0 million aggregate principal amount of 3.250% senior notes due October 1, 2022, and

•	$1,000.0 million aggregate principal amount of 4.625% senior notes due October 1, 2042.

The proceeds from these notes were as follows:

($ in millions)
	2017 Notes		2022 Notes		2042 Notes
	Per Note	Total	Per Note	Total	Per Note	Total
Public offering price	99.54%	$1,194.5	99.17%	$1,685.8	98.52%	$985.2
Underwriting discount	0.60%	$7.2	0.65%	$11.1	0.88%	$8.8
Proceeds, before expenses, to us	98.94%	$1,187.3	98.52%	$1,674.8	97.64%	$976.4

The notes were issued to finance the Actavis Group Acquisition.

On October 11, 2012, the Company repaid the entire outstanding amount of our Revolving Credit Facility and as of the date hereof there is no outstanding balance under the Revolving Credit Facility. On October 31, 2012, the Company borrowed $1,800.0 million under the Term Loan Credit Agreement to fund the Actavis Acquisition. On October 31, 2012, the Bridge Facility was permanently terminated.

On October 29, 2012, the Company sold its Rugby over-the-counter (“OTC”) pharmaceutical products and trademarks to The Harvard Drug Group, L.L.C. (“Harvard”) for $116.6 million. Under the terms of the agreement, Harvard will acquire the Rugby trademark and all rights to market, sell and distribute OTC products and nicotine gum products sold under the trademark. The Company retains all rights to manufacture, sell and distribute all store-branded OTC and nicotine gum products, as well as other non-Rugby OTC products in its portfolio. Watson retains ownership of its nicotine gum Abbreviated New Drug Applications (ANDAs) as well as nicotine gum manufacturing facilities. Also as part of the transaction, Watson and Harvard will enter into a supply and license agreement under which Watson will manufacture and supply nicotine gum products sold in the Rugby and Major labels. Major is Harvard’s existing private label brand.

On October 22, 2012, the Company sold its investment in Moksha8, Inc. (“Moksha8”) for $46.6 million. Simultaneously, the Company expanded its ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazil and Mexico markets in exchange for defined milestones and sales royalties. Watson will continue to retain generic marketing rights in each market for all products licensed to Moksha8.

On October 31, 2012, the Company completed the acquisition of the Actavis Group for €4.25 billion. Watson funded the transaction through a combination of $1.8 billion in term loan borrowings and the issuance of $3.9 billion in senior unsecured notes. For additional information, refer to “Note 2 – Acquisitions and Divestitures” and “Note 6 – Debt.”

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

Overview of Watson

Watson Pharmaceuticals, Inc. (“Watson”, the “Company”, “we”, “us” or “our”) is engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. Watson is also developing biosimilar products. Additionally, we distribute generic and certain select brand pharmaceutical products manufactured by third parties through our Anda Distribution business. Watson operates manufacturing, distribution, research and development (“R&D”), and administrative facilities in many of the world’s established and growing international markets, including the U.S., Europe, Canada, Malta, India, Southeast Asia and Brazil.

Acquisition of Actavis Group

On April 25, 2012, the Company entered into a Sale and Purchase Agreement (the “Purchase Agreement”) with Actavis Acquisition Debt S.à r.l., a company incorporated in Luxembourg (the “Vendor”), Nitrogen DS Limited, a company incorporated in the British Virgin Islands, Landsbanki Islands hf., a company incorporated in Iceland, ALMC Eignarhaldsfélag ehf., a company incorporated in Iceland, ALMC hf, a company incorporated in Iceland, Argon Management S.à r.l., a company incorporated in Luxembourg, the Managers party thereto, Deutsche Bank AG, London Branch, a branch of a company incorporated under the laws of the Federal Republic of Germany. Actavis is a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. The acquisition was subject to customary conditions, including review by the U.S. Federal Trade Commission (FTC) under the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as approvals outside the United States. The Purchase Agreement was approved by the Board of Directors of Watson and was consummated on October 31, 2012.

Pursuant to the Purchase Agreement, Watson acquired (i) the entire issued share capital of Actavis, Inc., a Delaware corporation, Actavis Pharma Holding 4 ehf., a company incorporated in Iceland, and Actavis S.à r.l., a company incorporated in Luxembourg (collectively “Actavis”) and (ii) all the rights of the Vendor in certain indebtedness of Actavis, in exchange for the following consideration:

•	A cash payment of €4.15 billion, as adjusted based upon, among other things, the net working capital of Actavis;

•	Assumption of a maximum of €100.0 million in revolver debt of the Vendor, and,

•

The potential right to receive contingent consideration payable in the form of up to 5.5 million newly issued shares of Watson common stock or, under certain circumstances, in cash, based on Actavis’ financial performance in 2012 as described in the Purchase Agreement. The shares issued, if any, would be issued in 2013.

The Company funded the cash portion of the transaction through a combination of term loan borrowings pursuant to an agreement with a syndicate of lenders dated June 22, 2012 and senior unsecured notes, which the Company issued on October 2, 2012. For additional information, refer to “Note 6 – Debt” and “Note 12 – Subsequent Events.”

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$912.5	$105.2	$243.0	$1,260.7	$792.4	$92.5	$168.8	$1,053.7
Other	8.4	16.1	—	24.5	10.1	17.8	—	27.9

Net revenues	920.9	121.3	243.0	1,285.2	802.5	110.3	168.8	1,081.6
Operarting expenses:
Cost of sales(1)	487.5	30.3	206.3	724.1	437.7	25.4	140.1	603.2
Research and development	55.3	57.2	—	112.5	54.6	18.8	—	73.4
Selling and marketing	51.9	40.0	22.8	114.7	45.3	40.8	18.3	104.4

Contribution	$326.2	$(6.2)	$13.9	$333.9	$264.9	$25.3	$10.4	$300.6

Contibution margin	35.4%	(5.1)%	5.7%	26.0%	33.0%	22.9%	6.2%	27.8%

General and administrative				110.1				85.2
Amortization				95.2				71.8
Loss on asset sales and impairments, net				39.6				3.8

Operating income				$89.0				$139.8

Operating margin				6.9%				12.9%

(1)	Excludes amortization of acquired intangibles including product rights.

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

Net revenues within our Global Generics segment increased 14.8% or $118.4 million to $920.9 million for the three months ended September 30, 2012 compared to net revenues of $802.5 million in the prior year period. The increase in net revenues was primarily due to an increase in U.S. base product sales ($79.2 million) resulting from increased unit sales from new products including enoxaparin, levalbuterol, progesterone, and vancomycin and higher international revenues ($53.6 million) driven primarily by increased unit sales as a result of our Ascent acquisition in January 2012, and increased unit sales related to a number of product launches in certain key markets.

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

Cost of sales within our Global Generics segment increased 11.4% or $49.8 million to $487.5 million for the three months ended September 30, 2012 compared to $437.7 million in the prior year period. The increase was due to higher U.S. base product costs on higher unit sales ($50.2 million) and higher unit sales in international businesses mainly due to the Ascent acquisition in January 2012 ($37.4 million). Partially offsetting these increases were lower extended release product costs ($34.5 million) primarily due to lower royalties on sales of methylphenidate ER pursuant to our agreement with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”).

Research and Development Expenses

Global Generics segment R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses within our Global Generics segment increased 1.3% or $0.7 million to $55.3 million for the three months ended September 30, 2012 compared to $54.6 million in the prior year period.

Selling and Marketing Expenses

Global Generics selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Selling and marketing expenses within our Global Generics segment increased 14.6% or $6.6 million to $51.9 million for the three months ended September 30, 2012 compared to $45.3 million in the prior year period mainly due to higher selling and marketing expenses incurred within international operations due to the acquisition of Ascent in January 2012 and higher selling and marketing expenses in certain other international markets.

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

Net revenues within our Global Brands segment increased 10.0% or $11.0 million to $121.3 million for the three months ended September 30, 2012 compared to net revenues of $110.3 million in the prior year period. The increase was due to higher unit sales of new products including Generess® Fe oral contraceptive and key promoted products including Rapaflo® and Crinone®.

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

Cost of sales within our Global Brands segment increased 19.3% or $4.9 million to $30.3 million for the three months ended September 30, 2012 compared to $25.4 million in the prior year period. The increase in cost of sales was primarily due to higher unit sales. Cost of sales as a percentage of net revenues increased to 25.0% from 23.0% in the prior year period due to product mix.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research, clinical and facilities costs associated with the development of our products.

R&D expenses within our Global Brands segment increased 204.3% or $38.4 million to $57.2 million for the three months ended September 30, 2012 compared to $18.8 million in the prior year period primarily due to higher upfront payments and third party development milestone costs ($34.0 million), higher biosimilar product development costs ($4.6 million) including recombinant follicle stimulating hormone (“rFSH”) and products being developed under our collaboration agreement with Amgen, Inc.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Global Brands segment decreased 2.0% or $0.8 million to $40.0 million for the three months ended September 30, 2012 compared to $40.8 million in the prior year period primarily due to lower U.S. product promotional and marketing costs ($4.4 million) partially offset by higher U.S. fieldforce and support costs ($1.5 million) and higher commercial spending in Canada ($2.1 million).

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

Net revenues within our Distribution segment increased 44.0% or $74.2 million to $243.0 million for the three months ended September 30, 2012 compared to net revenues of $168.8 million in the prior year period. The increase was primarily due to an increase in third-party product launches ($73.3 million).

Cost of Sales

Cost of sales within our Distribution segment includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales within our Distribution segment increased 47.3% or $66.2 million to $206.3 million for the three months ended September 30, 2012 compared to $140.1 million in the prior year period due to higher product sales. Cost of sales as a percentage of net revenue increased to 84.9% compared to 83.0% in the prior year period primarily due to lower margins on certain sales to chain customers.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Distribution segment sales and marketing functions.

Selling and marketing expenses within our Distribution segment increased 24.6% or $4.5 million to $22.8 million for the three months ended September 30, 2012 compared to $18.3 million in the prior year period primarily due to higher freight costs ($2.6 million), higher expenses associated with relocating our Groveport, Ohio distribution operations to the Olive Branch, Mississippi facility ($1.0 million) and higher sales related expenses ($0.5 million).

Corporate General and Administrative Expenses

	Three Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Corporate general and administrative expenses	$110.1	$85.2	$24.9	29.2%
as a % of net revenues	8.6%	7.9%

Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature.

Corporate general and administrative expenses increased 29.2% or $24.9 million to $110.1 million for the three months September 30, 2012 compared to $85.2 million in the prior year period primarily due to acquisition and integration costs related to the acquisition of Actavis ($13.9 million), higher legal and other costs ($3.0 million), higher international costs resulting primarily from the Ascent acquisition ($1.6 million) and higher legal settlements ($0.6 million).

Amortization

	Three Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Amortization	$95.2	$71.8	$23.4	32.6%
as a % of net revenues	7.4%	6.6%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization for the three months ended September 30, 2012 increased from the prior year period primarily as a result of levalbutarol product rights acquired in the Arrow acquisition ($15.0 million) and amortization of product rights and other intangible assets acquired in the Ascent acquisitions ($7.9 million).

Loss on Asset Sales & Impairments, net

	Three Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Loss on asset sales & impairments, net	$39.6	$3.8	$35.8	NM

Loss on asset sales and impairments for the three months ended September 30, 2012 includes an impairment loss related to a manufacturing facility in Greece ($40.3 million) partially offset by a gain on the sale of an Australian subsidiary ($0.8 million). The impairment for the Greece facility is due to a change in the intended use of the facility as a result of the Company’s decision during the third quarter of 2012 to discontinue further construction as a result of the planned acquisition of the Actavis Group. Loss on asset sales and impairments, net for the three months ended September 30, 2011 includes a loss on the sale of an equity method investment and an impairment of an equity method investment ($1.8 million) and a loss on the sale of en equity method investment ($2.4 million), partially offset by net gains on the sale of certain assets ($0.4 million).

Interest Income

	Three Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Interest income	$0.4	$0.3	$0.1	33.3%

Interest Expense

	Three Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Interest expense —$850 million Senior Notes	$12.3	$12.3	—
Interest expense - Revolving Credit Facility	1.2	0.1	1.1
Interest expense —2006 Credit Facility	—	0.6	(0.6)
Interest expense - Mandatorily Redeemable Preferred Stock	4.7	4.2	0.5
Interest expense - Foreign exchange currency option premium payable accretion	0.3	—	0.3
Interest expense - Contingent liability accretion	0.8	6.8	(6.0)
Interest expense - Other	0.1	0.4	(0.3)

	$19.4	$24.4	$(5.0)	(20.5)%

Other Income (Loss)

	Three Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Earnings (loss) on equity method investments	$(1.4)	$(0.6)	$(0.8)
Other income (loss)	43.1	3.5	39.6

	$41.7	$2.9	$38.8	NM

Earnings on Equity Method Investments

The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. In addition to recording our share of equity investment earnings (losses), we also recognized amortization expense related to underlying intangible assets associated with our equity method investments of $0.2 million for the three months ended September 30, 2012 and 2011, respectively.

Other Income (loss)

Other income (loss) for the three months ended September 30, 2012 includes a gain on foreign exchange derivatives used to hedge the Company’s Euro denominated acquisition price for Actavis Group ($52.7 million) partially offset by amortization of Bridge Facility debt issuance costs ($10.2 million).

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,		Change
($ in millions):	2012	2011
Provision (benefit) for income taxes	$35.0	$50.9	$(15.9)
Effective tax rate	31.3%	42.9%

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to the inability to tax benefit losses in certain foreign jurisdictions and amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate as well as certain one-time items described below.

The Company’s effective tax rate for the three months ended September 30, 2012 was 31.3% compared to 42.9% for the three months ended September 30, 2011. The lower effective rate for the three months ended September 30, 2012, as compared to the same period in the prior year, is primarily related to the non taxability of gain related to a foreign exchange derivative, reversal of tax liabilities from completion of our 2007-2009 federal tax audit, reversal of a valuation allowance relating to sale of an equity method investment and tax rate changes in foreign jurisdictions.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Global Generics, Global Brands and Distribution segments, consisted of the following (in millions):

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Global Generics	Global Brands	Distribution	Total	Global Generics	Global Brands	Distribution	Total
Product sales	$2,996.5	$299.0	$782.5	$4,078.0	$2,158.8	$264.8	$524.8	$2,948.4
Other	35.5	51.2	—	86.7	36.1	55.3	—	91.4

Net revenues	3,032.0	350.2	782.5	4,164.7	2,194.9	320.1	524.8	3,039.8
Operarting expenses:
Cost of sales(1)	1,619.1	84.8	678.5	2,382.4	1,165.8	68.3	438.1	1,672.2
Research and development	165.2	115.5	—	280.7	167.4	60.8	—	228.2
Selling and marketing	152.0	130.2	68.5	350.7	113.5	122.1	56.4	292.0

Contribution	$1,095.7	$19.7	$35.5	$1,150.9	$748.2	$68.9	$30.3	$847.4

Contibution margin	36.1%	5.6%	4.5%	27.6%	34.1%	21.5%	5.8%	27.9%

General and administrative				396.3				249.9
Amortization				332.9				203.0
Loss on asset sales and impairments, net				119.6				25.6

Operating income				$302.1				$368.9

Operating margin				7.3%				12.1%

(1)	Excludes amortization of acquired intangibles including product rights

Global Generics Segment

Net Revenues

Net revenues within our Global Generics segment increased 38.1% or $837.1 million to $3,032.0 million for the nine months ended September 30, 2012 compared to net revenues of $2,194.9 million in the prior year period. The increase in net revenues was primarily due to increased unit sales of authorized generic versions of Concerta® (methylphenidate ER) and Lipitor® (atorvastatin) ($592.2 million), which we launched in May 2011 and November 2011, respectively, higher international revenues ($201.1 million) driven primarily by increased unit sales as a result of our Ascent and Specifar acquisitions in January 2012 and May 2011, respectively, and increased unit sales related to a number of product launches in certain key markets as well as, increased unit sales related to new U.S. base product launches including enoxaparin, levalbuterol, progesterone and vancomycin ($136.8 million). Partially offsetting these increases were net sales decreases ($87.0 million) primarily resulting from both price and unit sales declines due to competition including metoprolol, potassium XR, and fentanyl transdermal system.

Cost of Sales

Cost of sales within our Global Generics segment increased 38.9% or $453.3 million to $1,619.1 million for the nine months ended September 30, 2012 compared to $1,165.8 million in the prior year period. The increase in cost of sales was primarily due to product costs on atorvastatin, which we launched in November 2011 and methylphenidate ER, which we launched in May 2011 ($274.1 million), and increased international unit sales as a result of our Ascent and Specifar acquisitions in January 2012 and May 2011 ($126.0 million). Cost of sales as a percentage of net revenues increased to 53.4% from 53.1% in the prior year period primarily related to product mix.

Research and Development Expenses

R&D expenses within our Global Generics segment decreased 1.3% or $2.2 million to $165.2 million for the nine months ended September 30, 2012 compared to $167.4 million in the prior year period.

Selling and Marketing Expenses

Selling and marketing expenses within our Global Generics segment increased 33.9% or $38.5 million to $152.0 million for the nine months ended September 30, 2012 compared to $113.5 million in the prior year period primarily due to higher selling and marketing expenses incurred within international operations ($35.8 million) due to the acquisitions of Ascent and Specifar in January 2012 and May 2011, respectively, and higher selling and marketing expenses in certain other international markets.

Global Brands Segment

Net Revenues

Net revenues within our Global Brands segment increased 9.4% or $30.1 million to $350.2 million for the nine months ended September 30, 2012 compared to net revenues of $320.1 million in the prior year period. The increase was due to higher product sales ($34.2 million) mainly resulting from new products including Generess® Fe and sodium ferric gluconate and key promoted products including Rapaflo® and Crinone® partially offset by lower sales of certain non-promoted products.

Cost of Sales

Cost of sales within our Global Brands segment increased 24.2% or $16.5 million to $84.8 million for the nine months ended September 30, 2012 compared to $68.3 million in the prior year period. The increase in cost of sales was due to higher product sales. Cost of sales as a percentage of net revenues increased to 24.2% from 21.3% in the prior year period due to product mix.

Research and Development Expenses

R&D expenses within our Global Brands segment increased 90.0% or $54.7 million to $115.5 million for the nine months ended September 30, 2012 compared to $60.8 million in the prior year period primarily due to higher licensing costs and contractual milestone payments ($45.0 million) and increase in biosimilar product development costs ($15.8 million) including recombinant follicle stimulating hormone (“rFSH”) and products being developed under our collaboration agreement with Amgen, Inc., partially offset by a prior year fair value adjustment of certain contingent obligations relating to the acquisition of our progesterone business from Columbia Labs ($5.4 million).

Selling and Marketing Expenses

Selling and marketing expenses within our Global Brands segment increased 6.6% or $8.1 million to $130.2 million for the nine months ended September 30, 2012 compared to $122.1 million in the prior year period primarily due to higher U.S. field force and support costs ($9.1 million) and higher commercial spending in Canada ($8.7 million) partially offset by lower product promotional spending ($8.0 million).

Distribution Segment

Net Revenues

Net revenues within our Distribution segment increased 49.1% or $257.7 million to $782.5 million for the nine months ended September 30, 2012 compared to net revenues of $524.8 million in the prior year period. The increase was primarily due to an increase in third-party new product launches ($192.0 million) and an increase in U.S. base product sales ($65.8 million), which includes volume increases in both generic and branded pharmaceutical product sales offset by price declines.

Cost of Sales

Cost of sales within our Distribution segment increased 54.9% or $240.4 million to $678.5 million for the nine months ended September 30, 2012 compared to $438.1 million in the prior year period due to higher product sales. Cost of sales as a percentage of revenue increased to 86.7% compared to 83.5% in the prior year period primarily due to lower margins on certain sales to chain customers.

Selling and Marketing Expenses

Selling and marketing expenses within our Distribution segment increased 21.5% or $12.1 million to $68.5 million for the nine months ended September 30, 2012 compared to $56.4 million in the prior year period primarily due to higher freight costs ($6.3 million), higher expenses associated with relocating our Groveport, Ohio distribution operations to the Olive Branch, Mississippi facility ($2.5 million) and higher sales related expenses ($2.6 million).

Corporate General and Administrative Expenses

	Nine Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Corporate general and administrative expenses	$396.3	$249.9	$146.4	58.6%
as a % of net revenues	9.5%	8.2%

Corporate general and administrative expenses increased 58.6% or $146.4 million to $396.3 million for the nine months ended September 30, 2012 compared to $249.9 million in the prior year period primarily due to higher litigation charges ($60.4 million), higher acquisition, integration and restructuring costs ($49.7 million), higher legal and other costs ($12.7 million), higher stock-based compensation expenses ($8.4 million), and higher international costs resulting from the Ascent and Specifar acquisitions in January 2012 and May 2011, respectively ($4.9 million).

Amortization

	Nine Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Amortization	$332.9	$203.0	$129.9	64.0%
as a % of net revenues	8.0%	6.7%

Amortization for the nine months ended September 30, 2012 increased from the prior year period primarily as a result of the atorvastatin and levalbutarol product rights acquired in the Arrow acquisition ($103.8 million) and amortization of product rights and other intangible assets acquired in the Specifar and Ascent acquisitions ($32.8 million) offset in part by product rights and other intangible assets which are fully amortized subsequent to the prior year period.

Loss on Asset Sales & Impairments, net

	Nine Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Loss on asset sales & impairments, net	$119.6	$25.6	$94.0	NM

Loss on asset sales and impairments, net for the nine months ended September 30, 2012 includes a non-cash impairment charge of in-process research and development intangible assets relating to the Specifar acquisition ($101.0 million) and a non-cash impairment charge related to a manufacturing facility located in Greece ($40.3 million) partially offset by a fair value adjustment of a contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits ($21.3 million). The esomeprazole impairment primarily related to three products as a result of various factors occurring during the second quarter mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the carrying values. The impairment for the Greece facility is due to a change in the intended use of the facility as a result of the Company’s decision during the third quarter of 2012 to discontinue further construction as a result of the planned acquisition of the Actavis Group. Loss on asset sales and impairments, net for the nine months ended September 30, 2011 includes impairment charges related to the sale of our Australia R&D facility and two buildings at our Copiague, New York manufacturing facility ($14.4 million), an impairment of in-process research and development assets acquired as part of the Arrow acquisition ($7.5 million) and an impairment of an equity method investment ($1.8 million). Also included in the nine months ended September 30, 2011 was a loss on the sale of an equity method investment ($2.4 million), which was partially offset by net gains on the sale of certain assets ($0.5 million).

Interest Income

	Nine Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Interest income	$1.3	$1.6	$(0.3)	(18.8)%

Interest income decreased for the nine months ended September 30, 2012 primarily due to lower average cash balances over the prior year period.

Interest Expense

	Nine Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Interest expense —$850 million Senior Notes	$37.0	$36.9	$0.1
Interest expense - Revolving Credit Facility	4.0	0.1	3.9
Interest expense —2006 Credit Facility	—	1.1	(1.1)
Interest expense - Mandatorily Redeemable Preferred Stock	13.7	12.4	1.3
Interest expense - Foreign exchange currency option premium payable accretion	0.4	—	0.4
Interest expense - Contingent liability accretion	6.6	17.4	(10.8)
Interest expense - Other	0.4	1.2	(0.8)

	$62.1	$69.1	$(7.0)	(10.1)%

Other Income (Loss)

	Nine Months Ended September 30,		Change
($ in millions):	2012	2011	Dollars	%
Earnings (loss) on equity method investments	$(0.3)	$(5.7)	$5.4
Gain on sale of securities	—	0.8	(0.8)
Other income (loss)	(113.1)	3.8	(116.9)

	$(113.4)	$(1.1)	$(112.3)	NM

Earnings on Equity Method Investments

Earnings (losses) on equity method investments for the nine months ended September 30, 2012, primarily represent our share of equity losses and includes amortization expense related to underlying intangible assets associated with our equity method investments of $0.6 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.

Other Income (loss)

Other income (loss) for the nine months ended September 30, 2012 includes a loss on the foreign exchange derivatives used to hedge the Company’s Euro denominated acquisition price for Actavis Group ($90.0 million) partially offset by amortization of Bridge Facility debt issuance costs ($22.6 million).

Provision (Benefit) for Income Taxes

	Nine Months Ended September 30,		Change
($ in millions):	2012	2011
Provision (benefit) for income taxes	$58.6	$135.4	$(76.8)
Effective tax rate	45.8%	45.1%

The Company’s effective tax rate for the nine months ended September 30, 2012 was 45.8% compared to 45.1% for the nine months ended September 30, 2011. During 2012, the Company incurred a non deductible loss from foreign exchange derivatives, which was offset in part by the reversal of deferred tax liabilities relating to the Ascent acquisition.

Liquidity and Capital Resources

Working capital at September 30, 2012 and December 31, 2011 is summarized as follows (in millions):

	September 30, 2012	December 31, 2011	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$222.0	$209.3	$12.7
Marketable securities	12.4	14.9	(2.5)
Accounts receivable, net of allowances	924.8	1,165.7	(240.9)
Inventories, net	885.1	889.4	(4.3)
Prepaid expenses and other current assets	208.0	122.3	85.7
Deferred tax assets	189.2	168.1	21.1

Total current assets	2,441.5	2,569.7	(128.2)

Current liabilities:
Accounts payable and accrued expenses	1,343.2	1,535.4	(192.2)
Short-term debt and current portion of long-term debt	196.8	184.5	12.3
Income taxes payable	5.4	106.7	(101.3)
Other	10.2	12.9	(2.7)

Total current liabilities	1,555.6	1,839.5	(283.9)

Working Capital	$885.9	$730.2	$155.7

Current Ratio	1.57	1.40

Working Capital increased $155.7 million to $885.9 million at September 30, 2012 compared to $730.2 million at December 31, 2011. The increase in working capital was primarily due to net income adjusted for non-cash items including amortization, depreciation and unrealized losses on foreign exchange derivatives ($439.7 million) and working capital acquired in connection with the Ascent acquisition ($33.6 million) partially offset by payments on debt and debt issuance costs ($235.8 million) and capital expenditures ($93.3 million).

Cash Flows from Operations

Our cash flows from operations are summarized as follows (in millions):

	Nine months ended September 30,
	2012	2011
Net cash provided by operating activities	$446.0	$410.2

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $446.0 million for the nine months ended September 30, 2012, compared to $410.2 million for the prior year period. Net cash provided by operations was higher in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily related to:

•	a net increase in the amount of cash provided by changes in accounts receivable ($386.0 million), as a result of both timing of significant product launches and the normal cash collection cycle; and,

•

a net increase in net income adjusted for certain non-cash items including amortization, depreciation, deferred income tax benefit, loss on asset sales and impairments, net, loss on foreign exchange derivatives and contingent consideration fair value adjustment ($153.8 million).

These increases were partially offset by:

•

a net decrease in the amount of cash provided by changes in accounts payable and accrued expenses ($401.5 million), primarily as a result of payments to Pfizer that were accrued at December 31, 2011 in connection with our launch of atorvastatin in November 2011; and,

•

a net decrease in amount of cash provided by changes in income and other taxes ($128.2 million) primarily as a result of higher earnings in the prior year period and consequently, higher taxes paid in the nine months ended September 30, 2012 compared to the prior year period.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows (in millions):

	Nine months ended September 30,
	2012	2011
Net cash used in investing activities	$(471.5)	$(668.9)

Investing cash flows consist primarily of cash used in acquisitions, capital expenditures and purchases of product rights, investments and marketable securities offset by proceeds from the sale of investments, marketable securities and property and equipment. Included in the nine months ended September 30, 2012 was cash used in connection with the Ascent acquisition, net of cash acquired ($383.5 million) and capital expenditures for property and equipment ($93.3 million). Included in the nine months ended September 30, 2011 was cash used in connection with the Specifar acquisition, net of cash acquired ($559.5 million), cash used to acquire a portfolio of generic products ($10.5 million) and capital expenditures for property and equipment ($87.9 million).

Financing Cash Flows

Our cash flows from financing activities are summarized as follows (in millions):

	Nine months ended September 30,
	2012	2011
Net cash provided by financing activities	$41.8	$139.9

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. Included in the nine months ended September 30, 2012 were proceeds from borrowings under the Revolving Credit Facility to fund the Ascent acquisition ($375.0 million) and proceeds from stock option exercises ($17.1 million) partially offset by principal payments on debt ($201.7 million), payments on contingent consideration liabilities primarily related to atorvastatin ($107.2 million), debt issuance costs ($34.1 million) and the repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($15.4 million). Included in the nine months ended September 30, 2011 were proceeds from borrowing under the 2006 Credit Facility ($400.0 million) to partially fund the Specifar acquisition and proceeds from stock option exercises ($53.6 million) partially offset by debt repayments ($303.8 million).

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows (in millions):

	September 30, 2012	December 31, 2011	Increase (Decrease)
Short-term debt and current portion of long-term debt	$196.8	$184.5	$12.3
Long-term debt	1,023.8	848.5	175.3

Total debt	$1,220.6	$1,033.0	$187.6

Debt to capital ratio	24.9%	22.5%

In addition to the debt included in the above table, on October 2, 2012, the Company issued $3.9 billion in senior debt. This debt was issued in three tranches as follows:

•	$1,200.0 million aggregate principal amount of 1.875% senior notes due October 1, 2017,

•	$1,700.0 million aggregate principal amount of 3.250% senior notes due October 1, 2022, and

•	$1,000.0 million aggregate principal amount of 4.625% senior notes due October 1, 2042.

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

The outstanding balance under the Revolving Credit Facility was $175.0 million at September 30, 2012. There was no outstanding balance under the Revolving Credit Facility at December 31, 2011. As of September 30, 2012, the net availability under the Revolving Credit Facility, reflecting $6.0 million of outstanding letters of credit, was $569.0 million. On October 11, 2012, the Company repaid the entire outstanding amount of the Revolving Credit Facility and as of the date hereof there is no outstanding balance under the Revolving Credit Facility.

For additional information on the outstanding debt obligations refer to “Note 6 – Debt” and “Note 12 – Subsequent Events” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Long-term Obligations

In addition to the Company’s long-term obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the following enforceable and legally binding obligations, contractual obligations and commitments were entered into during the nine months ended September 30, 2012:

Actavis Group Sale and Purchase Agreement: On April 25, 2012, the Company entered into a Sale and Purchase Agreement pursuant to which, the Company would acquire Actavis Group, in exchange for a cash payment of €4.15 billion payable at closing, as adjusted based upon among other things, the net working capital of Actavis, assumption of the obligation to pay at closing up to €100.0 million of indebtedness and contingent consideration payable in the form of up to 5.5 million newly issued shares of Watson common stock or, under certain circumstances, in cash, based on Actavis’ financial performance in 2012. On October 31, 2012, the Company consummated this acquisition. For additional information on the Actavis Group Acquisition, refer to “Note 2 – Acquisitions and Divestitures,” and “Note 12 – Subsequent Events” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

On October 2, 2012, the Company issued senior notes in an aggregate amount of $3,900 million. The notes were issued to fund a portion of the cash consideration of the Sale and Purchase agreement. For additional information, refer to “Note 12 – Subsequent Events” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Bridge Facility: On April 25, 2012, the Company entered into a senior unsecured bridge loan (“Bridge Facility”) with Bank of America, N.N., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A. in an amount up to $6.0 billion. The commitments under the Bridge Facility permanently terminated on October 31, 2012.

Amendment to Revolving Credit Facility: On May 21, 2012, the Company entered into entered into an Amendment 1 to the Credit Agreement and Joinder Agreement (the “Amendment”) to the Company's existing Revolving Credit Facility, dated as of September 16, 2011, with Bank of America, N.A., as Administrative Agent and a syndicate of banks participating as lenders in the Company's senior unsecured revolving credit facility. Pursuant to the Amendment, the aggregate commitment of lenders to make senior unsecured revolving loans under the Revolving Credit Facility was increased from $500 million to $750 million. In addition, the Amendment modified certain negative covenants, including limitations on incurring indebtedness and transactions with affiliates, and revised the terms of the Company's total leverage maintenance covenant under the Revolving Credit Facility. For additional information on the amendment to the Revolving Credit Facility, refer to “Note 6 – Debt” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Term Loan Credit Agreement: On June 22, 2012, the Company, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndicate of banks participating as lenders entered into a senior unsecured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) pursuant to which the lenders party to the agreement will provide the Company with a senior unsecured term facility in an aggregate amount not to exceed $1.8 billion. The proceeds from borrowings under the Term Loan Credit Agreement may be used only (i) to finance the Actavis Group Acquisition (as described in “Note 2 – Acquisitions and Divestitures”) and all the rights in certain indebtedness of the Actavis Group, and (ii) to pay fees and expenses incurred in connection with the Actavis Group acquisition and related financing transactions. Borrowings under the Term Loan Credit Agreement will mature on the fifth anniversary of the closing date of the Acquisition. Borrowings under the Term Loan Credit Agreement are subject to several conditions, including (i) no “Target Material Adverse Effect” (as defined in the Term Loan Credit Agreement) having occurred, (ii) receipt of certain financial statements as more fully set forth in the Term Loan Credit Agreement, (iii) receipt of customary closing documents and (iv) other customary closing conditions more fully set forth in the Term Loan Credit Agreement. There was no outstanding balance under the Credit Agreement at September 30, 2012. On October 31, 2012, the Company borrowed $1.8 billion under the Term Loan Credit Agreement to fund the Actavis Acquisition. For additional information on the Term Loan Credit Agreement refer to “Note 6 – Debt” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In July 2012, the FASB issued new guidance that changed the indefinite-lived intangible assets impairment guidance. The revised standard provides entities an option to assess qualitative factors to determine whether performing a quantitative test necessary. If an entity believes, as a result of its qualitative test that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, then the quantitative test would need to be performed. Otherwise, no further testing is required. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company completed its most recent indefinite-lived intangible assets’ impairment test during the second quarter of 2012 and recognized an impairment loss associated with in-process research and development, for additional information refer to “Note 5 – Goodwill and Intangible Assets.” The adoption of this new guidance did not have any impact on the Company’s consolidated financial statements.

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

Investment Risk

As of September 30, 2012, our total holdings in equity securities of other companies, including equity method investments were $38.4 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

At September 30, 2012, borrowings outstanding under our Revolving Credit Facility were $175.0 million. This amount was subsequently paid on October 11, 2012. Committed borrowings under the Revolving Credit Facility at September 30, 2012, bear interest at a per annum rate of 1.4655%, which is determined based on one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin of 1.25%. Assuming a one percent increase in the applicable interest rate and no further payments of principal, the annual interest expense would increase by approximately $1.8 million. Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our other notes payable approximated their carrying values on September 30, 2012. As of September 30, 2012, the fair value of our Senior Notes was $122.7 million greater than the carrying value. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our Senior Notes would not be material on our financial condition, results of operations or cash flows.

On October 2, 2012, the Company issued $1,200.0 million aggregate principal amount of 1.875% senior notes due 2017 (“2017 Notes”), $1,700.0 million aggregate principal amount of 3.250% senior notes due 2022 (“2022 Notes”), and $1,000.0 million aggregate principal amount of 4.625% senior notes due 2042 (“2042 Notes” and together with the 2017 Notes and the 2022 Notes, the “2012 Senior Notes”) in a registered offering pursuant to an effective Registration Statement on Form S-3 filed with the Securities and Exchange Commission ("SEC"). The Senior Notes Issued in 2012 were issued pursuant to an indenture dated as of August 24, 2009 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by a third supplemental indenture dated as of October 2, 2012, between the Company and the trustee. Net proceeds from the offering of the 2012 Senior Notes were used for the acquisition of the Actavis Group (the Actavis Acquisition). For additional information, refer to “Note 6 – Debt.”

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

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011.

Beginning in April 2012, the Company has entered into foreign exchange derivative contracts including options and forward contracts, with an aggregate notional value of €4.25 billion, to hedge the Company’s agreed upon purchase price of Actavis Group. These derivatives have been purchased to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the future purchase obligation. The foreign currency derivative contracts outstanding at September 30, 2012 had settlement dates within two months. Since these derivatives are hedges of foreign currency exposures for a business combination denominated in a foreign currency, change in the value of the derivatives are recognized in the statement of operations. For the three and nine months ended September 30, 2012, gains (losses) on foreign exchange derivatives were $52.7 million and ($90.0) million, respectively. Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the September 30, 2012 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency derivatives would change by approximately $6.6 million. The foreign currency derivative contracts, including options and forwards outstanding at September 30, 2012, were settled as of October 31, 2012.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of November 1, 2012, we had total debt of approximately $6.7 billion. Our substantial indebtedness and other financial obligations could:

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

Additionally, certain of our financing agreements may contain cross-default or other similar provisions whereby a default under one financing agreement could result in a default under our other financing agreements.

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

If we do not successfully integrate Actavis into our business operations, our business could be adversely affected.

We will need to successfully integrate the operations of Actavis with our business operations. Integrating the operations of Actavis with that of our own will be a complex and time-consuming process. Prior to the Actavis Group Acquisition, Actavis operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of the business of Actavis with that of our own. These may include:

•	distracting management from day-to-day operations;

•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;

•	changes in the combined business due to potential divestitures or other requirements imposed by antitrust regulators;

•	costs and delays in implementing common systems and procedures; and

•	increased difficulties in managing our business due to the addition of international locations.

Many of these risks may be accentuated because the majority of Actavis’ operations, employees and customers are located outside of the United States. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control. Achieving anticipated synergies and the potential benefits underlying our reasons for the Actavis Group Acquisition will depend on successful integration of the businesses. The failure to integrate the business operations of Actavis successfully would have a material adverse effect on our business, financial condition and results of operations.

As a result of the Actavis Group Acquisition, we may have exposure to additional tax liabilities.

As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Changes in tax laws or tax rulings may have a significantly adverse impact on our effective tax rate. Recent proposals by the current U.S. administration for fundamental U.S. international tax reform, including without limitation provisions that would limit the ability of U.S. multinationals to defer U.S. taxes on foreign income, if enacted, could have a significant adverse impact on our effective tax rate following the Actavis Group Acquisition.

As a result of the Actavis Group Acquisition, we will be subject to a variety of additional risks that may negatively impact our operations.

As a result of the Actavis Group Acquisition, we will be subject to new and additional risks associated with the business and operations of Actavis. The additional risks we may be exposed to include but are not limited to the following:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters (including sanctions);

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the jurisdictions in which we already operate;

•	challenges in collecting accounts receivable from customers in the new jurisdictions in which we will operate;

•	complying with laws, rules and regulations relating to the manufacturing, marketing, distribution and sale of pharmaceutical products in the new jurisdictions in which we will operate;

•	operating under regulations in new jurisdictions related to obtaining eligibility for government or private payor reimbursement for our products at the wholesale/retail level;

•	competition from new local, regional and international competitors;

•	competing in additional markets where generic products are sold under branded trade names;

•	cultural and language differences in the new jurisdictions in which we will operate;

•	complying with additional employment regulations in the new jurisdictions in which we will operate; and

•	risks related to crimes, strikes, riots, civil disturbances, terrorist attacks and wars in a variety of new geographical locations.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

Actavis’ operations may become less attractive if political and diplomatic relations between the United States and any country where Actavis conducts business operations deteriorates.

The relationship between the United States and the countries where Actavis conducts business operations may weaken over time. Changes in the state of the relations between any such country and the United States are difficult to predict and could adversely affect our future operations or cause potential target businesses to become less attractive. This could lead to a decline in our profitability. Any meaningful deterioration of the political and diplomatic relations between the United States and the relevant country could have a material adverse effect on our operations after a successful completion of a business combination.

Actavis’ global operations will expose us to increased risks and challenges associated with conducting business internationally.

Although we currently have international operations, as a result of the Actavis Group Acquisition, we will operate on an expanded global basis with additional offices or activities in Europe, Africa, Asia, South America, Australia and North America. We will face increased exposure to risks inherent in conducting business internationally, including compliance with international laws and regulations and laws and regulations of the United States and various other countries that apply to our international operations. Compliance with these laws and regulations may increase our cost of doing business in foreign jurisdictions. These laws and regulations include laws relating to the pharmaceutical industry, data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, other U.S. federal statutes and regulations, including those established by the Office of Foreign Assets Control, and local laws which prohibit payments to governmental officials. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

Increased foreign currency fluctuations could adversely affect our business and financial results.

Actavis does business and generates sales in countries outside the United States. As such, as a result of the Actavis Group Acquisition, we face an increased risk that foreign currency fluctuations may affect the costs that we incur in such international operations. In addition, as a result of the Actavis Group Acquisition, a larger portion of our operating expenses will likely be incurred in non-U.S. dollar currencies. The appreciation of non-U.S. dollar currencies in those countries where we have operations against the U.S. dollar may increase our costs and adversely impact our results of operations and financial condition.

Prior to the Actavis Group Acquisition, Actavis was a privately-held company and its new obligations of being a part of a public company may require significant resources and management attention.

As a result of the Actavis Group Acquisition, the Actavis companies will become subsidiaries of our consolidated company, and will need to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that Actavis establishes and maintains effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

We have incurred and will continue to incur significant transaction, integration and restructuring costs in connection with the Actavis Group Acquisition.

We have incurred and will continue to incur significant transaction costs related to the Actavis Group Acquisition. In addition, the combined business will incur integration and restructuring costs as we integrate the Actavis businesses with our businesses. Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset these transaction costs, integration and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all, which could adversely affect our financial condition and results of operations.

A write-off of a significant portion of the goodwill and other intangibles recorded in connection with the Actavis Group Acquisition would negatively affect the combined company’s financial results.

Based on our preliminary valuations, we expect to record goodwill of approximately $2,724.8 million as a result of the Actavis Group Acquisition. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred, and the carrying value of goodwill is written down to fair value. Under current accounting rules, this would result in a charge to the combined company’s operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the Actavis Group Acquisition would negatively affect our results of operations. Of the total estimated consideration, we also expect to allocate approximately $2,033.3 million to identified intangibles representing currently marketed products (“CMP”) and approximately $425.6 million to identified in-process research and development (“IPR&D”) intangible products. The CMP and IPR&D amounts will be subject to future impairment testing if market conditions for the underlying products experience a significant adverse change. If evidence of impairment exists, we would be required to take an impairment charge to our operating earnings, which could have a material adverse effect on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(b) Use of Proceeds

N/A.

(c) Issuer Purchases of Equity Securities

During the quarter ended September 30, 2012, the Company repurchased approximately 21,302 shares surrendered to the Company to satisfy tax withholding in connection with stock-based awards issued to employees for total consideration of $1.7 million as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2012	12,294	$75.07	—	—
August 1 - 31, 2012	8,197	$81.79	—	—
September 1 - 30, 2012	811	$81.35	—	—

ITEM 6. EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 63.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATSON PHARMACEUTICALS, INC. (Registrant)

By:	/s/ R. Todd Joyce
R. Todd Joyce
Chief Financial Officer — Global (Principal Financial and Accounting Officer)

Date: November 2, 2012

WATSON PHARMACEUTICALS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2012

Exhibit No.	Description

4.8	Third Supplemental Indenture between the Company and Wells Fargo Bank, N. A., as trustee, dated as of October 2, 2012, including the forms of the Company’s 1.875% Notes due 2017, 3.250% Notes due 2022 and 4.625% Notes due 2042, is incorporated by reference to Exhibit 4.2 to the Company’s October 2, 2012 Form 8-K

10.28	Amendment to Fourth Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.