Form 10-K
period 2012-12-31
Actavis, Inc.
filed 2013-02-28
CIK 884629

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-13305

ACTAVIS, INC.

(Exact name of registrant as specified in its charter)

Nevada	95-3872914
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054

(Address of principal executive offices, including ZIP code)

(862) 261-7000 (Registrant’s telephone number, including area code)

None

(Former name, former address, and former fiscal year if changed since last report)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Aggregate market value of Common Stock held by non-affiliates of the Registrant, as of June 30, 2012:

$9,442,846,857 based on the last reported sales price on the New York Stock Exchange

Number of shares of Registrant’s Common Stock outstanding on February 15, 2013: 127,832,241

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2013 Annual Meeting of Stockholders, to be held on May 10, 2013. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2012.

ACTAVIS, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.	BUSINESS

Business Overview

On October 31, 2012, Watson Pharmaceuticals, Inc. completed the acquisition of Actavis Group. Watson Pharmaceuticals, Inc. common stock was traded on the New York Stock Exchange under the symbol “WPI” until close of trading on January 23, 2013, at which time Watson Pharmaceuticals, Inc. changed its corporate name to “Actavis, Inc.” and changed its ticker symbol to “ACT.” Actavis, Inc. (“Actavis,” the “Company,” “we,” “us,” or “our”) is a leading integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic, branded generic, brand, biosimilar and over-the-counter (“OTC”) pharmaceutical products. We also develop and out-license generic pharmaceutical products primarily in Europe through our Medis third-party business. Following the renaming, the Company also changed the name of its three reporting segments. The Global Generics segment has become “Actavis Pharma,” Global Brands has become “Actavis Specialty Brands,” and Distribution has become “Anda Distribution.”

Following the acquisition of Actavis Group, the Company now has operations in more than 60 countries throughout the Americas (U.S., Canada, and Latin America), Europe (Europe, Russia, Commonwealth of Independent States (“CIS”), and Turkey), and MEAAP (Middle East, Africa, Australia, and Asia Pacific). The United States of America (“U.S.”) remains our largest commercial market and represented approximately 81% of total net revenues for 2012. As of December 31, 2012, we marketed approximately 250 generic pharmaceutical product families and over 40 brand pharmaceutical products in the U.S. and distributed approximately 11,450 stock-keeping units (“SKUs”) through our Anda Distribution Division.

Our principal executive offices are located at our global and U.S. headquarters at Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054. Our international headquarters are located at Turmstrasse 24, 6300 Zug, Switzerland. Our Internet website address is www.actavis.com. We do not intend this website address to be an active link or to otherwise incorporate by reference the contents of the website into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto are available free of charge on our Internet website. These reports are posted on our website as soon as reasonably practicable after such reports are electronically filed with the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room or electronically through the SEC website (www.sec.gov). Within the Investors section of our website, we provide information concerning corporate governance, including our Corporate Governance Guidelines, Board Committee Charters and Composition, Code of Conduct and other information. See “ITEM 1A. RISK FACTORS-CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” in this Annual Report on Form 10-K (“Annual Report”).

Acquisitions

Acquisition of Uteron Pharma SA

On January 23, 2013, the Company completed the acquisition of Belgium-based Uteron Pharma SA for $150.0 million in cash up front, and up to $155.0 million in potential future milestone payments. The acquisition of Uteron expands our Actavis Specialty Brands pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one novel oral contraceptive. Several additional products in earlier stages of development are also included in the acquisition. This transaction is consistent with Actavis Specialty Brands’ growth strategy, which is focused on expanding our branded product portfolio globally.

Acquisition of Actavis Group

On October 31, 2012, Watson Pharmaceuticals, Inc. completed the acquisition of the Actavis Group. On January 24, 2013, the Company was renamed Actavis, Inc. The acquisition was consummated for a cash payment of €4.2 billion, or approximately $5.5 billion, and potential contingent consideration payable in the form of up to

5.5 million newly issued shares of Actavis, Inc. common stock or, under certain conditions, in cash. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Actavis’ financial statements included in this report do not include the financial results of the Actavis Group for any of the periods or at any of the dates presented prior to November 1, 2012.

With the acquisition of Actavis Group, the Company became the third largest global generics pharmaceutical company with operations in more than 60 countries. The acquisition expanded the Company’s core leadership position in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. The result is a broader and more diversified global product portfolio, and an expanded development pipeline. As of December 31, 2012, the combined company had more than 185 Abbreviated New Drug Applications (“ANDAs”) pending at the U.S. Food and Drug Administration (FDA).

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, we completed the acquisition of Ascent Pharmahealth Ltd., the Australia and Southeast Asia generic pharmaceutical business of Strides Arcolab Ltd, for AU$376.6 million in cash, or approximately $392.6 million including working capital adjustments. As a result of the acquisition, the Company enhanced its commercial presence in Australia and we gained a selling and marketing capability in Southeast Asia through Ascent’s line of branded-generic and over-the-counter products.

Acquisition of Specifar Pharmaceuticals

On May 25, 2011, we completed the acquisition of Specifar Pharmaceuticals, a privately-held multinational generic pharmaceutical company for €398.5 million, or approximately $559.5 million in cash, including working capital adjustments. As a result of the acquisition, we enhanced our commercial presence in key European markets through Specifar’s portfolio of approved products. The transaction also gave the Company a strong branded-generic commercial presence in the Greek pharmaceutical market.

Other Business Development Activities

Actavis completed additional business development activities to expand its Actavis Pharma and Actavis Specialty Brands development and commercial capabilities.

Actavis Pharma Business Development

Generic Concerta® and Lipitor®

The Company’s two most significant products in 2012 were the authorized generic version of Concerta® (methylphenidate ER) and Lipitor® (atorvastatin), which on a combined basis comprised 20.8% of the Company’s revenues. These products were sold pursuant to exclusive marketing arrangements.

Methylphenidate ER is sold pursuant to an exclusive agreements with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”). Under the terms of the agreement, OMJPI supplies the Company with product. Actavis, Inc. launched its authorized generic of Concerta® on May 1, 2011. Under the terms of its agreement with OMJPI, the Company pays a royalty to OMJPI based on the gross profit of product revenues as defined in the agreements. During 2012, the royalty payable to OMJPI ranged from 50% to 55% of sales. This royalty includes the cost of the product supplied by OMJPI. Our royalty payable on sales of methylphenidate ER declines when a third party competitor launches a competing bioequivalent product. The change in royalty is a one-time event and is applied on a strength-by-strength basis following the launch of the first third party generic competitor. In January of 2013, a competitor launched a generic version of the 27mg strength, triggering the one time decline in royalty on this strength. Accordingly, for the 27mg strength, commencing in January 2013, the royalty payable to OMJPI will be approximately 30% of sales, which includes the cost of the product supplied by OMJPI. The royalty on the 18mg, 35mg and 54mg strengths will remain at approximately 50% until a competitive launch occurs, at which point the royalty rate will be reduced to approximately 30%. The agreement with OMJPI expires on December 31, 2014 and is subject to normal and customary early termination provisions.

During 2011 and 2012, Atorvastatin was sold pursuant to an exclusive agreement with Pfizer, Inc. (“Pfizer”). Actavis, Inc. launched its authorized generic of Lipitor® on November 30, 2011. Due to the significant decline in the market for this product, the Company agreed to terminate this agreement effective January 1, 2013. In exchange, the Company is entitled to receive a royalty on future sales of the product by Pfizer through 2015.

Generic Lidoderm®

The Company has entered into an agreement with Endo Health Solutions Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to the Company’s generic version of Lidoderm®. The agreement allows the Company to launch its lidocaine topical patch 5% product on September 15, 2013. The license will be exclusive as to an authorized generic version of Lidoderm® until the earliest of a third party generic launch or seven and one half months after the Company’s launch of its generic product. Endo will receive approximately 25% of the gross profit generated on the Company’s sales of its generic version of Lidoderm® during the Company’s period of exclusivity. On August 23, 2012, the FDA granted final approval of the Company’s generic version of Lidoderm®.

Additionally, under the terms of the agreement, the Company’s Anda Distribution business will receive and distribute branded Lidoderm® product from Endo each month during the first eight months of 2013 valued up to approximately $96 million. The Company’s availability of brand product would cease upon the launch of any generic version of Lidoderm®. The receipt of the branded product will be recorded at the time all contingencies related to the Company’s ability to receive and distribute such inventory are resolved.

Actavis Specialty Brands Business Development

License and supply agreement with Merck for Oxytrol® OTC

In November 2007, the Company entered into a license and supply agreement for Oxytrol® with Merck, Inc. Under terms of the agreement, Actavis will supply the Oxytrol® product to Merck and Merck will package, distribute, sell and market the product over-the-counter in the U.S. for the treatment of over active bladder in women (“OAB”). The agreement entitles Actavis to retain marketing rights for the prescription Oxytrol® product. After conducting numerous clinical trials, Merck submitted the application in March of 2012 and received FDA approval on January 25, 2013 as the first OTC product for the treatment of OAB.

Amgen Collaboration

In December 2011, we entered into a collaboration agreement with Amgen to develop and commercialize, on a worldwide basis biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux®. Amgen will assume primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. The Company will contribute up to $400.0 million in co-development costs over the course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Actavis label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

Global Licensing Agreement for Biosimilar Herceptin®

On July 13, 2012, the Company entered into a global license agreement with Synthon, obtaining an exclusive license to its trastuzumab molecule, which is being developed as a biosimilar to Herceptin®. Actavis subsequently contributed the product to the Company’s biosimilar collaboration with Amgen. Amgen and Actavis will assume all responsibility for worldwide development and commercialization of biosimilar trastuzumab, including Phase III clinical trials and global manufacturing. The agreement entitles Synthon to an initial payment and the opportunity to receive a milestone payment and royalties on net sales. Synthon will also receive compensation for transitional support activities provided under the agreement. See “ITEM 1A. RISK

FACTORS — Risks Related to our Business — Our investments in biosimilar products may not result in products that are approved by the FDA or other ex-U.S. regulatory authorities and, even if approved by such authorities, may not result in commercially successful products” in this Annual Report.

Disposals

Rugby OTC Business

On October 29, 2012, the Company sold its Rugby OTC pharmaceutical products and trademarks to The Harvard Drug Group, L.L.C. (“Harvard”) for $116.6 million. Under the terms of the agreement, Harvard acquired the Rugby trademark and all rights to market, sell and distribute OTC products and nicotine gum products sold under the Rugby trademark. The Company retains all rights to manufacture, sell and distribute all store-branded OTC and nicotine gum products, as well as other non-Rugby OTC products in its portfolio. Actavis also retains ownership of its nicotine gum ANDAs and nicotine gum manufacturing facilities. As part of the transaction, Actavis and Harvard entered into a supply and license agreement under which Actavis will manufacture and supply nicotine gum products sold in the Rugby and Major labels. Major is Harvard’s existing private label brand.

Sale of Moksha8 Ownership

On October 22, 2012, the Company sold its investment in Moksha8 for $46.6 million. Simultaneously, the Company expanded its ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazil and Mexico markets in exchange for defined milestones and sales royalties. The Company will continue to retain generic marketing rights in each market for all products licensed to Moksha8. The Company had acquired a minority ownership share in Moksha8 for cash totaling $30.0 million in October of 2010.

Business Description

Prescription pharmaceutical products in the U.S. generally are marketed as either generic or brand pharmaceuticals. Generic pharmaceutical products are bioequivalents of their respective brand products, or in cases of protein-based biologic therapies, biosimilar, and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Anda Distribution Segment, we distribute pharmaceutical products, primarily generics, which have been commercialized by us and others, to pharmacies and physicians’ offices. As a result of the differences between the types of products we market and/or distribute and the methods we distribute these products, we operate and manage our business as three distinct operating segments: Actavis Pharma, Actavis Specialty Brands and Anda Distribution. The Company also develops and out-licenses generic pharmaceutical products through its Medis third-party business.

Business Strategy

We apply three key strategies to achieve growth for our Actavis Pharma and Actavis Specialty Brands pharmaceutical businesses: (i) internal development of differentiated and high-demand products, including, in certain circumstances, challenging patents associated with these products, (ii) establishment of strategic alliances and collaborations and (iii) acquisition of products and companies that complement our current business. We believe our three-pronged strategy will allow us to expand both our brand and generic product offerings globally. Our Medis third-party business has a broad portfolio of over 200 developed products for out licensing to approximately 300 customers, primarily in Europe. Our Anda Distribution business distributes products for over 260 suppliers and is focused on providing next-day delivery and responsive service to its customers. Our Anda Distribution business also distributes a number of generic and brand products in the U.S. Growth in our Anda Distribution business will be largely dependent upon FDA approval of new generic products in the U.S. and expansion of our base of suppliers.

Based upon business conditions, our financial strength and other factors, we regularly reexamine our business strategies and may change them at any time. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business” in this Annual Report.

Actavis Pharma Segment

Actavis is a leader in the development, manufacturing and sale of generic, branded generic and OTC pharmaceutical products. In certain cases where patents or other regulatory exclusivity no longer protect a brand product, or other opportunities might exist, Actavis seeks to introduce generic counterparts to the brand product. These generic products are bioequivalent to their brand name counterparts and are generally sold at significantly lower prices than the brand product. Our portfolio of generic products includes products we have developed internally and products licensed from and distributed for third parties. Net revenues in our Actavis Pharma segment accounted for $4.4 billion or approximately 75.2% of our total net revenues in 2012. Our Actavis Pharma business in the U.S. remains the dominant source of revenue for the Company with approximately 75% of 2012 segment net revenue coming from our U.S. businesses. While our U.S. generics business will continue to be the dominant source of revenue for the company, we expect international generic revenue to represent an increasing percentage of total revenues in future periods due to the acquisition of Actavis Group.

Actavis Pharma Strategy

Our Actavis Pharma business is focused on maintaining a leading position within both the U.S. generics market and our key international markets and strengthening our global position by offering a consistent and reliable supply of quality products.

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

Actavis Pharma Product Portfolio

Our U.S. portfolio of approximately 250 generic pharmaceutical product families includes the following key products which represented approximately 57% of total Actavis Pharma segment product revenues in 2012:

Actavis Generic Product	Comparable Brand Name	Therapeutic Classification
Amethia™	Seasonique®	Oral contraceptive
Atorvastatin	Lipitor®	Adjunct to reduce elevated levels of cholesterol
Bupropion hydrochloride ER	Wellbutrin XL®	Anti-depressant
Clopidogrel	Plavix®	Antiplatelet
Dronabinol	Marinol®	Antiemetic
Enoxaparin sodium	Lovenox®	Anticoagulant
Fentanyl transdermal system	Duragesic®	Analgesic/narcotic combination
Glipizide ER	Glucotrol XL®	Anti-diabetic
Hydrocodone bitartrate/	Lorcet®, Lorcet® Plus,	Analgesic
acetaminophen	Lortab®, Norco®/Anexsia®, Maxidone®, Vicodin®, Vicodin ES®, Vicodin HP®,
Levalbuteral inhaltion solution	Xopenex® Inhalation Solution	Broncodiolator
Lutera®	Alesse®	Oral contraceptive
Methylphenidate ER	Concerta®	Hypertension, attention-deficit/ hyperactivity disorder
Metformin hydrochloride	Glucophage®	Hypoglycemic
Metoprolol succinate	Toprol XL®	Anti-hypertensive
Microgestin®/Microgestin® Fe	Loestrin®/Loestrin® Fe	Oral contraceptive
Morphine sulfate	Kadian®	Analgesic
Next Choice One DoseTM	Plan B One-Step®	Emergency oral contraceptive
Nicotine gum	Nicorette®	Aid to smoking cessation
Oxycodone hydrochloride /	Percocet®	Analgesic
acetaminophen
Potassium	Micro-K®, K-Dur®	Hypokalemia
Progesterone	Prometrium®	Hormone
Testosterone Cypionate	Depo® Testosterone	Androgenic and anabolic steroid, antineoplastic
Testosterone Enanthate	Delatestryl®	Androgenic and anabolic steroid, antineoplastic
Trinessa®	Ortho Tri-Cyclen	Oral contraceptive
Vancomycin hydrochloride	Vancocin® HCl	Antibiotic
Zarah®	Yasmin®	Oral contraceptive

In the U.S., we predominantly market our generic products to various drug wholesalers, mail order, government and national retail drug and food store chains utilizing a small team of sales and marketing professionals. We sell our generic prescription products primarily under the “Watson Laboratories”, “Watson Pharma” and “Actavis Pharma” labels, and our over-the-counter generic products under private label. Following the renaming of Watson Pharmaceuticals, Inc. to Actavis, Inc. efforts are underway to change the underlying “Watson” subsidiary and legal entity names to an “Actavis” name. This process is expected to continue to roll out throughout the year.

During 2012, on a combined business, we expanded our generic product line with the launch of over 1,000 generic products globally. Key U.S. generic launches in 2012 included enoxaparin sodium injection, progesterone, USP (an authorized generic version of Prometrium®), vancomycin hydrochloride, metformin hydrochloride extended –release, ibandronate sodium, Next ChoiceTM (a generic version of Plan B One-Step®), trospium chloride extended –release, levalbuterol hydrochloride inhalation solution, diclofenac sodium and misoprostol delayed-release, irbesartan USP, and pioglitazone hydrochloride. In addition, prior to being acquired by the Company, Actavis Group launched several key generic products in 2012, including a generic version of Adderall XR® in the U.S.

Operations in Key International Markets

Approximately 25% of our Actavis Pharma revenue was derived outside the U.S. in 2012 primarily in Western Europe, Canada and Australia. As a result of the acquisition of Actavis Group on October 31, 2012, the percentage of Actavis Pharma revenue derived outside the U.S. is expected to increase. The Company now has operations in more than 60 countries, with leading generic market share positions in more than 33 markets including the U.S., U.K., Canada, Australia, Nordics and Russia.

Actavis Pharma Research and Development

We devote significant resources to the research and development of generic products and proprietary drug delivery technologies. The Actavis Pharma segment incurred R&D expenses of approximately $255.6 million in 2012, $227.7 million in 2011, and $194.6 million in 2010. We are presently developing a number of generic products through a combination of internal and collaborative programs.

Our Actavis Pharma R&D strategy focuses on the following product development areas:

•	off-patent drugs that are difficult to develop or manufacture, or that complement or broaden our existing product lines; and

•

the development of sustained-release, semi-solid, liquid, oral transmucosal, transdermal, gel, injectable, and other drug delivery technologies and the application of these technologies to proprietary drug forms.

We conduct research and development through a network of 18 global R&D centers. Our R&D activities focus on products using solid dosage form, oral controlled and sustained release, transdermal, gel and oral transmucosal technologies and following the acquisition of Actavis Group, also focus on liquids, semi-solids and injectibles. As of December 31, 2012, we conducted the majority of our R&D activities in Davie and Weston, Florida; Salt Lake City, Utah; Elizabeth New Jersey; Owings Mills, Maryland; Ag. Varvara, Greece; Mumbai, India; Liverpool, UK and Mississauga, Canada.

As of December 31, 2012, we had more than 185 ANDAs on file in the U.S. See the “Government Regulation and Regulatory Matters” section below for a description of our process for obtaining U.S. Food and Drug Administration approval for our products. See also “ITEM 1A. RISK FACTORS — Risks Relating To Investing In the Pharmaceutical Industry — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report.

Actavis Specialty Brands Segment

Newly developed pharmaceutical products normally are patented or have market exclusivity and, as a result, are generally offered by a single provider when first introduced to the market. We currently market a number of branded products to physicians, hospitals, and other markets that we serve. We classify these patented and off-patent trademarked products as our brand pharmaceutical products. In April 2012, we launched Gelnique 3%TM (oxybutynin), a clear, odorless topical gel that has been shown to be an effective and safe treatment for OAB. Gelnique 3%TM was obtained through an exclusive licensing agreement with Antares. Net revenues in our Actavis Specialty Brands segment were $482.4 million or approximately 8% of our total net revenues in 2012. Typically, our brand products realize higher profit margins than our generic products.

Our portfolio of over 40 brand pharmaceutical products includes the following key products, which represented approximately 71% of total Actavis Specialty Brands segment product revenues in 2012:

Actavis Brand Product	Active Ingredient	Therapeutic Classification
Androderm®	Testosterone (transdermal patch)	Male testosterone replacement
Crinone®	Progesterone gel	Progesterone supplementation
Gelnique®	Oxybutnin Chloride (gel 3% and 10%)	Overactive bladder
Generess® Fe	Ethinyl estradiol and norethindrone	Oral contraceptive
INFeD®	Iron dextran	Hematinic
Oxytrol®	Oxybutnin (transdermal patch)	Overactive bladder
Rapaflo®	Silodosin	Benign prostatic hyperplasia
Trelstar®	Triptorelin pamoate injection	Prostate cancer

We market our brand products through approximately 430 sales professionals in the U.S. Our sales and marketing efforts focus on physicians, specifically urologists, obstetricians and gynecologists, who specialize in the diagnosis and treatment of particular medical conditions. Each group offers products to satisfy the unique needs of these physicians. Approximately 54 of these sales professionals are strategic account specialists who focus on institutions and clinics. We believe this focused sales and marketing approach enables us to foster close professional relationships with specialty physicians, as well as cover the primary care physicians who also prescribe in selected therapeutic areas. We generally sell our brand products under the “Watson Pharma” label. Following the renaming of Watson Phamaceuticals, Inc. to Actavis, Inc. efforts are underway to change the underlying subsidiary and legal entities names to an “Actavis” name. We believe that the current structure of sales professionals is very adaptable to the additional products we plan to add to our brand portfolio, particularly in the therapeutic category of women’s health.

Our key promoted products are Rapaflo®, Gelnique®,, Trelstar®, Androderm®, Generess® Fe and Crinone®. Our Actavis Specialty Brands segment also receives other revenues consisting of co-promotion revenue and royalties. We promote AndroGel® on behalf of Abbvie Inc. We expect to continue this strategy of supplementing our existing brand revenues with co-promoted products within our targeted therapeutic areas. Other revenue totaled $70.8 million for 2012 or approximately 14.7% of our total Actavis Specialty Brands segment net revenue.

Operations in Key International Markets

In conjunction with our strategy to grow and expand our Actavis Specialty Brands business in the Americas, in 2011 we established a commercial presence in Canada and in 2012 we began marketing and selling Rapaflo®, Gelnique® Oxytrol®, and Androderm® in Canada. Our Canadian sales efforts are supported by a sales force of approximately 24 representatives, targeting urologists and primary care physicians. Actavis plans to seek approval for several of its core Urology and Women’s healthcare branded products in both Brazil and Mexico and intends to commercialize the products in this region once approval is obtained.

Outside of the Americas, we intend to maximize the value of our brand product portfolio and pipeline by utilizing the assets and expertise brought to our organization by the Actavis Group acquisition. Outside of the U.S., Actavis has a sales force of over 2,000 representatives that actively promote branded, generic, branded-generic, and OTC medicines. This sales force will play an important role in expanding the global commercial value of our branded portfolio.

Actavis Specialty Brands Research and Development

We devote significant resources to the R&D of brand products, biosimilars and proprietary drug delivery technologies. A number of our brand products are protected by patents and have enjoyed market exclusivity. Actavis Specialty Brands segment R&D expenses were $146.2 million in 2012, $67.7 million in 2011, and $101.5 million in 2010.

Our Actavis Specialty Brands R&D strategy focuses on the following product development areas:

•	the application of proprietary drug-delivery technology for new product development in specialty areas; and

•	the acquisition of mid-to-late development-stage brand drugs and biosimilars.

We are presently developing a number of brand products, some of which utilize novel drug-delivery systems, through a combination of internal and collaborative programs.

Products in the brand pipeline include a second generation progesterone vaginal gel for infertility, Esmya™ in Canada for pre-surgical reduction of menstrual bleeding associated with uterine fibroids and in the U.S. for long-term uterine sparing, as well as two novel long-acting contraceptives in late stage development, a progestin-only patch and a vaginal ring. We also have a number of products in development as part of our life-cycle management strategy on our existing product portfolio.

With the acquisition of Uteron Pharma SA in January of 2013, we added three near-term products to our brand pipeline including Levosert® and Estelle® in contraception, Diafert® in infertility, and several additional products in earlier stages of development. Levosert® is an Intrauterine Device (IUD) for the indications of long term contraception and treatment of heavy bleeding. The product is currently pending approval in several European Union (“EU”) countries for first indication and is in late Phase III development for the U.S. market. Actavis has marketing rights for Levosert® in Western Europe and other regions and is partnered with third parties in the U.S., certain eastern European countries and certain other countries. Diafert® is a non-invasive immunoassay kit for the assessment of oocyte (egg) quality during in-vitro fertilization (“IVF”). We are currently preparing Diafert® for CE mark registration in the EU and expect to enter in Phase III development in the U.S. Estelle® is a novel oral contraceptive product being developed for global markets and is currently in late Phase II development in the U.S.

Biosimilars

Biosimilars development efforts are managed by our Actavis Specialty Brands segment.

In July 2010, the Company entered into an exclusive, worldwide licensing agreement with Itero Biopharmaceuticals, Inc. (“Itero”), a venture-backed specialty biopharmaceutical company, to develop and commercialize Itero’s recombinant follicle stimulating hormone (“rFSH”) product. In 2012, the product began clinical development as a biosimilar molecule for the treatment of female infertility. Under the terms of the agreement, Actavis paid Itero an undisclosed licensing fee and will make additional payments based on the achievement of certain development and regulatory performance milestones. Upon successful commercialization, Actavis will also pay Itero a percentage of net sales or net profits in various regions of the world. Actavis assumed responsibility for all future development, manufacturing, and commercial expenses related to Itero’s rFSH product.

In December 2011, we entered into a collaboration agreement with Amgen, Inc. (“Amgen”) to develop and commercialize, on a worldwide basis biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux®. Amgen will assume primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. The Company will contribute up to $400.0 million in co-development costs over the course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Actavis label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

On July 13, 2012, the Company entered into a global license agreement with Synthon, obtaining an exclusive license to its trastuzumab molecule, which is being developed as a biosimilar to Herceptin®. Actavis subsequently contributed the product to the Company’s biosimilar collaboration with Amgen. Amgen and Actavis will assume all responsibility for worldwide development and commercialization of biosimilar trastuzumab, including Phase III clinical trials and global manufacturing. The agreement entitles Synthon to an initial payment and the opportunity to receive a milestone payment and royalties on net sales. Synthon will also receive compensation for transitional support activities provided under the agreement.

Anda Distribution Segment

Our Anda Distribution business primarily distributes generic and selected brand pharmaceutical products, vaccines, injectables and over-the-counter medicines to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains and physicians’ offices. Additionally, we sell to members of buying groups, which are independent pharmacies that join together to enhance their buying power. We believe that we are able to effectively compete in the distribution market, and therefore optimize our market share, based on three critical elements: (i) competitive pricing, (ii) high levels of inventory for approximately 11,450 SKUs for responsive customer service that includes, among other things, next day delivery to the entire U.S., and (iii) well established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. While we purchase most of the approximate 11,450 SKUs in our Anda Distribution operations from third party manufacturers, we also distribute our own products and our collaborative partners’ products. We are the only U.S. pharmaceutical company that has meaningful distribution operations with direct access to independent pharmacies.

Revenue growth in our distribution operations will primarily be dependent on the launch of new products, offset by the overall level of net price and unit declines on existing distributed products and will be subject to changes in market share.

We presently distribute products from our facilities in Weston, Florida, Groveport, Ohio, and Olive Branch, Mississippi as well as a small volume of product from Puerto Rico. In 2012, we completed construction of the 234,000 square foot distribution facility in Olive Branch, MS and over time, we expect to relocate our Groveport, Ohio distribution operations to this new facility.

Financial Information About Segments and Geographic Areas

Actavis evaluates the performance of its Actavis Pharma, Actavis Specialty Brands and Anda Distribution business segments based on net revenues and net contribution. Summarized net revenues and contribution information for each of the last three fiscal years in the U.S. and internationally, where applicable, is presented in “NOTE 14 — Segments” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Customers

In our Actavis Pharma and Actavis Specialty Brands operations, we sell our generic and brand pharmaceutical products primarily to drug wholesalers, retailers and distributors, including national retail drug and food store chains, hospitals, clinics, mail order, government agencies and managed healthcare providers such as health maintenance organizations and other institutions. In our Anda Distribution business, we distribute generic and certain select brand pharmaceutical products to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies), pharmacy chains, physicians’ offices and buying groups.

Sales to certain of our customers accounted for 10% or more of our annual net revenues during the past three years. The following table illustrates any customer, on a global basis, which accounted for 10% or more of our annual net revenues and the respective percentage of our net revenues for which they account for each of the last three years:

Customer	2012	2011	2010
Walgreen Co.	16%	16%	14%
McKesson Corporation	14%	14%	11%

McKesson and certain of our other customers comprise a significant part of the distribution network for pharmaceutical products in North America. As a result, a small number of large, wholesale distributors and large chain drug stores control a significant share of the market. This concentration may adversely impact pricing and create other competitive pressures on drug manufacturers. Our Anda Distribution business competes directly with our large wholesaler customers with respect to the distribution of generic products.

The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “ITEM 1A. RISK FACTORS — Risk Relating to Investing in the Pharmaceutical Industry” in this Annual Report.

Competition

The pharmaceutical industry is highly competitive. In our Actavis Pharma and Actavis Specialty Brands businesses, we compete with different companies depending upon product categories, and within each product category, upon dosage strengths and drug delivery systems. Such competitors include the major brand name and generic manufacturers of pharmaceutical products. In addition to product development, other competitive factors in the pharmaceutical industry include product quality and price, reputation and service and access to proprietary and technical information. It is possible that developments by others will make our products or technologies noncompetitive or obsolete.

Competing in the brand product business requires us to identify and bring to market new products embodying technological innovations. Successful marketing of brand products depends primarily on the ability to communicate their effectiveness, safety and value to healthcare professionals in private practice, group practices and receive formulary status from managed care organizations. We anticipate that our brand product offerings will support our existing areas of therapeutic focus. Based upon business conditions and other factors, we regularly reevaluate our business strategies and may from time to time reallocate our resources from one therapeutic area to another, withdraw from a therapeutic area or add an additional therapeutic area in order to maximize our overall growth opportunities. Our competitors in brand products include major brand name manufacturers of pharmaceuticals. Based on total assets, annual revenues and market capitalization, our Actavis Specialty Brands segment is considerably smaller than many of these competitors and other global competitors in the brand product area. Many of our competitors have been in business for a longer period of time, have a greater number of products on the market and have greater financial and other resources than we do. If we directly compete with them for certain contracted business, such as the Pharmacy Benefit Manager business, and for the same markets and/or products, their financial strength could prevent us from capturing a meaningful share of those markets.

We actively compete in the generic pharmaceutical industry. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. As patents and regulatory exclusivity for brand name products expire or are successfully challenged, the first off-patent manufacturer to receive regulatory approval for generic equivalents of such products is generally able to achieve significant market penetration. As competing off-patent manufacturers receive regulatory approvals on similar products, market share, revenues and gross profit typically decline, in some cases dramatically. Accordingly, the level of market share, revenues and gross profit attributable to a particular generic product normally is related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Consequently, we must continue to develop and introduce new products in a timely and cost-effective manner to maintain our revenues and gross profit. In addition to competition from other generic drug manufacturers, we face competition from brand name companies in the generic market. Many of these companies seek to participate in sales of generic products by, among other things, collaborating with other generic pharmaceutical companies or by marketing their own generic equivalent to their brand products as Authorized Generics. Our major competitors include Teva Pharmaceutical Industries, Ltd., Mylan Inc. and Sandoz, Inc. (a division of Novartis AG). See “ITEM 1A. RISK FACTORS — Risks Relating To Investing In the Pharmaceutical Industry — The pharmaceutical industry is highly competitive and our future revenue growth and profitability are dependent on our timely development and launches of new products ahead of our competitors.” in this Annual Report.

In our Anda Distribution business, we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc.,

which distribute both brand and generic pharmaceutical products to their customers. These same companies are significant customers of our Actavis Pharma and Actavis Specialty Brands pharmaceutical businesses. As generic products generally have higher gross margins than brand products for a pharmaceutical distribution business, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a majority of their generic pharmaceutical products from the primary wholesaler. As we do not offer a broad portfolio of brand products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. Additionally, generic manufacturers are increasingly marketing their products directly to drug store chains with warehousing facilities and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our distribution operations compete directly with significant customers of our generic and brand businesses” in this Annual Report.

Manufacturing, Suppliers and Materials

During 2012, we manufactured many of our own finished products at our plants including major manufacturing sites in Athens, Greece; Barnstaple, UK; Birzebbugia, Malta; Corona, California; Davie, Florida; Dupnitsa, Bulgaria; Elizabeth, NJ; Goa, India; Hafnarfjordur, Iceland; Lincolnton, NC; Mississauga, Canada; and Salt Lake City, Utah. We have implemented several cost reduction initiatives, which included the transfer of several solid dosage products from our Mississauga, Canada facility to our Goa, India and Birzebbugia, Malta facilities, and the ongoing implementation of our Operational Excellence Initiative at certain of our manufacturing facilities. Our manufacturing facilities also include additional plants supporting local markets and alternative dosage forms. For a full list of manufacturing facilities please refer to “ITEM 2. PROPERTIES” in this Annual Report.

We have development and manufacturing capabilities for raw material and active pharmaceutical ingredients (“API”) and intermediate ingredients to support our internal product development efforts in our Coleraine, Northern Ireland and Ambernath, India facilities. Our Ambernath, India facility also manufactures API for third parties.

Our manufacturing operations are subject to extensive regulatory oversight and could be interrupted at any time. Our Corona, California facility is currently subject to a consent decree of permanent injunction. See “ITEM 1A. RISK FACTORS — Risks Relating To Investing In the Pharmaceutical Industry — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” Also refer to Legal Matters in “NOTE 18 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

We obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA regulation, customs clearance, various import duties, foreign currency risk and other government clearances. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, any changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to obtain sufficient supplies from key suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded” in this Annual Report. See also “ITEM 1A. RISK FACTORS — Risks Relating To Investing In the Pharmaceutical Industry — The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union” in this Annual Report.

Patents and Proprietary Rights

We believe patent protection of our proprietary products is important to our Actavis Specialty Brands business. Our success with our brand products will depend, in part, on our ability to obtain, and successfully defend if challenged, patent or other proprietary protection for such products. We currently have a number of U.S. and foreign patents issued or pending. However, the issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. Accordingly, our patents may not prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents. If our patent applications are not approved or, even if approved, if such patents are circumvented or not upheld in a court of law, our ability to competitively market our patented products and technologies may be significantly reduced. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by competitors, in which case our ability to commercially market these products may be diminished. From time to time, we may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market our products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market such products may be inhibited or prevented. Patents covering our Androderm® and INFed® products have expired and we have no further patent protection on these products.

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

Litigation alleging infringement of patents, copyrights or other intellectual property rights may be costly and time consuming. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products” and Legal Matters in “NOTE 18 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

All pharmaceutical manufacturers, including Actavis, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration (“DEA”), Occupational Safety and Health Administration and state government agencies, as well as by various regulatory agencies in foreign countries where our products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. In our international markets, the approval, manufacture and sale of pharmaceutical products is similar to the United States with some variations dependent upon local market dynamics.

FDA approval is required before any dosage form of any new drug, including an off-patent equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and the extent to which it may be affected by legislative and regulatory developments cannot be predicted. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — If we are unable to successfully develop or commercialize new products, our operating results will suffer.” and “Risks Relating To Investing In the Pharmaceutical Industry — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” in this Annual Report.

All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. There are generally two types of applications for FDA approval that would be applicable to our new products:

•

NDA. We file a New Drug Application (“NDA”) when we seek approval for drugs with active ingredients and/or with dosage strengths, dosage forms, delivery systems or pharmacokinetic profiles that have not been previously approved by the FDA. Generally, NDAs are filed for newly developed brand products or for a new dosage form of previously approved drugs.

•	ANDA. We file an ANDA when we seek approval for off-patent, or generic equivalents of a previously approved drug.

FDA approval of an ANDA is required before we may begin marketing an off-patent or generic equivalent of a drug that has been approved under an NDA, or a previously unapproved dosage form of a drug that has been approved under an NDA. The ANDA approval process generally differs from the NDA approval process in that it does not typically require new preclinical and clinical studies; instead, it relies on the clinical studies establishing safety and efficacy conducted for the previously approved NDA drug. The ANDA process, however, typically requires data to show that the ANDA drug is bioequivalent to the previously approved drug. “Bioequivalence” compares the bioavailability of one drug product with another and, when established, indicates whether the rate and extent of absorption of a generic drug in the body are substantially equivalent to the previously approved drug. “Bioavailability” establishes the rate and extent of absorption, as determined by the time dependent concentrations of a drug product in the bloodstream or body needed to produce a therapeutic effect. The ANDA drug development and approval process generally takes three to four years which is less time than the NDA drug development and approval process since the ANDA process does not require new clinical trials establishing the safety and efficacy of the drug product.

Supplemental NDAs or ANDAs are required for, among other things, approval to transfer certain products from one manufacturing site to another or to change an API supplier, and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted or other requirements are satisfied.

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

Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, ANDAs or other product application enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs, if these programs do not meet regulatory agency standards or if our compliance is deemed deficient in any significant way, it could have a material adverse effect on us. See “ITEM 1A. RISK FACTORS — Risks Relating To Investing In the Pharmaceutical Industry — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.” in this Annual Report. The Generic Drug Enforcement Act of 1992 established penalties for wrongdoing in connection with the development or submission of an ANDA. Under this Act, the FDA has the authority to permanently or temporarily bar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending NDA, ANDA or other regulatory submissions under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

U.S. Government reimbursement programs include Medicare, Medicaid, TriCare, and State Pharmacy Assistance Programs established according to statute, government regulations and policy. Federal law requires that all pharmaceutical manufacturers, as a condition of having their products receive federal reimbursement under Medicaid, must pay rebates to state Medicaid programs on units of their pharmaceuticals that are dispensed to Medicaid beneficiaries. With enactment of the Affordable Care Act (“ACA”) as it is now known, the required per-unit rebate for products marketed under ANDAs increased from 11% of the average manufacturer price to 13%. Additionally, for products marketed under NDAs, the manufacturers rebate increased from 15.1% to 23.1% of the average manufacturer price, or the difference between the average manufacturer price and the lowest net sales price to a non-government customer during a specified period. In some states, supplemental rebates are required as a condition of including the manufacturer’s drug on the state’s Preferred Drug List.

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

On November 9, 2010, the Center for Medicare and Medicaid Services (“CMS”) issued a final rule withdrawing and amending regulations that have governed the calculation of AMP and the establishment of federal upper limits since October 2007. The regulations were withdrawn to mandate AMP calculation under the recently revised drug rebate statute. The withdrawal required manufacturers to base October 2010 and subsequent months’ AMPs on the statutory language until official guidance is issued.

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

In subsequent months, CMS posted draft weighted average monthly AMPs and draft Federal Upper Limits in advance of publishing the new AMP rule. On January 27, 2012, CMS issued proposed rules on Medicaid pharmacy reimbursement using the AMP model. On June 28, 2012, the United States Supreme Court upheld the individual mandate provisions of ACA as a tax, and therefore, allowable under Congress’ powers to levy taxes. There remain efforts in numerous states’ legislatures to limit, alter or oppose the law.

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

As part of the Medicare Prescription Drug and Modernization Act of 2003 (“MMA”), companies are required to file with the U.S. Federal Trade Commission (“FTC”) and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. The impact of this requirement, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Beginning in February 2009, several private parties purporting to represent various classes of plaintiffs filed similar lawsuits. We were successful in obtaining a dismissal of the FTC’s lawsuit, and such dismissal was affirmed by the U.S. Court of Appeals for the Eleventh Circuit. However, in December 2012 the FTC’s petition to the U.S. Supreme Court for a writ of certiorari in Federal Trade Commission v. Watson Pharmaceuticals Inc., 677 F.3d 1298 (11th Cir. 2012) was granted. Oral arguments on the petition are scheduled for March 25, 2013.

Additionally, we have received requests for information, sometimes in the form of civil investigative demands or subpoenas, from the FTC and the European Competition Commission, and are subject to ongoing FTC and European Competition Commission investigations. Two of our Arrow Group subsidiaries currently are the subject of a European Competition Commission Statement of Objection related to their 2002 and 2003 settlements of patent litigation related to citalopram. Any adverse outcome of these or other investigations or actions could have a material adverse effect on our business, results of operations, financial condition and cash flows. See “ITEM 1A. RISK FACTORS — Risks Relating To Investing In the Pharmaceutical Industry —Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.” Also refer to Legal Matters in “NOTE 18 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Our Anda Distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA, and state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. For example, the DEA requires our Anda Distribution business to monitor customer orders of DEA Scheduled Drugs and to report suspicious orders to the DEA. Any determination by the DEA that we have failed to comply with applicable laws and regulations could result in DEA suspending, terminating or refusing to renew Anda Distribution’s license to distribute Scheduled Drugs. Additionally, numerous states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of such products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record,” it would need to maintain such records. The FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors. See “ITEM 1A. RISK FACTORS — Risks Relating to Investing In the Pharmaceutical Industry — Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities” in this Annual Report.

European Union

Pharmaceutical regulation and marketing in Europe similar to that of U.S. requirements. Pharmaceutical manufacturers are regulated in the EU by the European Medicines Agency (EMA). All manufacturers are required to submit medicinal products, including generic versions of previously approved products and new strengths, dosages and formulations of previously approved products, to the EMA and its member states for review and marketing authorization before they are placed on the market in the EU.

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

In addition to obtaining marketing authorization for each product, most member states require that a manufacturer’s facilities obtain approval from the national authority. The EU has a code of good manufacturing practices that each manufacturer must follow and comply. Regulatory authorities in the EU may conduct inspections of the manufacturing facilities to review procedures, operating systems and personnel qualifications. See “ITEM 1A. — RISK FACTORS — Risks Relating to Investing In the Pharmaceutical Industry — The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union” in this Annual Report.

In the EU, member states regulate the pricing of pharmaceutical products, and in some cases, the formulation and dosing of these products. This regulation is handled by individual member state national health services. These individual regulatory bodies can result in considerable price differences and product availability among member states. Recent efforts to implement a tendering system for the pricing of pharmaceuticals in several countries will impact drug pricing for generics; generally “tendering” refers to a system that requires bids to be submitted to the government by competing manufacturers to be the exclusive, or one of a few supplier(s) of a product in a particular country.

Further, faced with major budget constraints, many European countries have resorted to price cuts that affect both innovative and generic pharmaceuticals although in some countries it has disproportionately affected generic products. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Global economic conditions could harm us.” in this Annual Report. In addition, some EU countries such as France, Serbia and Spain, recently had to address statements and rumors claiming that generics are not as safe and effective as reference drugs, which undermines efforts to increase generic utilization rates.

Substitution of biological drugs is not feasible in many European countries and the innovative industry continues its efforts to prevent automatic substitution of biosimilars and to assign different names to original and follow-on biologics.

Canada

In Canada, pharmaceutical manufacturers are regulated by the Therapeutic Products Directorate (“TPD”) which derives its authority from the Canadian federal government under the Food and Drugs Act and the Controlled Drug and Substances Act. The TPD evaluates and monitors the safety, effectiveness and quality of pharmaceutical products. Products are officially approved for marketing in Canada following receipt of a market authorization, or “Notice of Compliance” (NOC), which is subject to the Food and Drug Regulations. Issuance of a Notice of Compliance for generic drug products is also subject to the Patented Medicines (Notice of Compliance) Regulations under the Patent Act.

Each Canadian province provides a comprehensive public drug program, which controls drug pricing and reimbursement and is responsible for ensuring eligible patients receive drugs through public funding. Pharmaceutical products available to patients are listed on provincial Drug Benefit Formularies. Currently, Canada’s provinces are looking at national competitive bidding processes/tendering of drugs, which may affect the sustainability of the industry and the supply of pharmaceuticals.

Finally, Canada is involved in two major trade negotiations, one with the European Union (CETA), and the second one with ten Pacific countries including the United States (Trans Pacific Partnership), both of which could delay generic competition, for example, by changing Canada’s IP framework to require the adoption of patent term extensions.

Australia

Pharmaceutical manufacturers and products are regulated in Australia by the Therapeutic Goods Administration (“TGA”) which oversees the quality, safety and efficacy of pharmaceutical products and other therapeutic goods. The TGA is a Division of the Australian Department of Health and Aging and established under the Therapeutic Goods Act of 1989.

Australian pharmaceutical manufacturers must be licensed under Part 3-3 of the Act, and their manufacturing facilities and processes must comply with good manufacturing practices in Australia. All pharmaceutical products manufactured for supply in Australia must be listed in the Australian Register of Therapeutic Goods (“ARTG”), before they can be marketed or supplied for sale in Australia.

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

The government is conducting a Pharmaceutical Patents Review “to evaluate whether the system for pharmaceutical patents is effectively balancing the objectives of securing timely access to competitively priced pharmaceuticals, fostering innovation and supporting employment in research and industry.” The report is expected to be published at the end of April 2013. Further, the Productivity Commission is also conducting a review on the Compulsory Licensing that may affect the licensing of pharmaceutical products in Australia. This would pose a greater risk to brand products still under patent protection.

Australia is engaged in various trade negotiations, including the Trans Pacific Partnership that could have pricing implications for its patent and regulatory frameworks and affect the Pharmaceutical Benefits Scheme.

Russia

Federal legislation sets out the fundamentals of regulation in the sphere of health care. Federal Law on Pharmaceuticals No. 86-FZ of June 22, 1998 (as amended on December 18, 2006) (the “Pharmaceutical Law”) establishes the general framework of legal requirements applicable to circulation of pharmaceuticals, including development, production, trials, quality control, efficacy, safety, importation and sale.

Given the importance to the public of the health care sector, and providing the population with safe and high quality pharmaceuticals, the Pharmaceutical Law makes it a priority for the state to control the production, quality, efficacy, and safety of pharmaceuticals.

Russia’s pharmaceutical market consists largely of an out-of-pocket retail market (70% of total market value), and the retail market is driven by promotion of branded products (whether originator or branded generics). A trend of increases in the cost of health care has drawn public scrutiny. Budget constraints and lower government revenue may impact timing of market entry and/or adversely affect pricing, and compel the government to resort to a tendering model. This could create new challenges particularly for foreign companies, as along with downward pricing pressures, Russia tends to favor domestically based producers.

Some foreign manufacturers, particularly in the pharmaceutical sector, have registered their wholly-owned subsidiaries in Russia. They then sell directly to their own companies registered in Russia who import for their own account. This approach affords full control of the supplier over distribution and helps to further reduce possible risks from relying on independent importers and distributors. For example, Actavis owns and operates a solid dosage manufacturing site in Podolsk, and employs more than 400 people, including regional representatives in 34 major regional centers. On the Russian market Actavis supplies both OTC medicines and prescription drugs, focusing on the delivery of drugs for the treatment of the most relevant diseases and conditions, such as medicines for treating the nervous and cardiovascular systems.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations in the United States and abroad. We believe that our operations comply in all material respects with applicable environmental laws and regulations in each jurisdiction where we have a business presence. Although we continue to make capital expenditures for environmental protection, we do not anticipate any significant expenditure in order to comply with such laws and regulations that would have a material impact on our earnings or competitive position. We are not aware of any pending litigation or significant financial obligations arising from current or past environmental practices that are likely to have a material adverse effect on our financial position. We cannot assure you, however, that environmental problems relating to facilities owned or operated by us will not develop in the future, and we cannot predict whether any such problems, if they were to develop, could require significant expenditures on our part. In addition, we are unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal. See “ITEM 1A. RISK FACTORS — Risks Related to Our Business — Our business will continue to expose us to risks of environmental liabilities” in this Annual Report.

Seasonality

There are no significant seasonal aspects that are expected to materially impact our business.

Backlog

As a result of the extent of our supply chain, backlog of orders is not material to our business.

Employees

As of December 31, 2012, we had approximately 17,700 employees. Of our employees, approximately 2,000 were engaged in R&D, 6,900 in manufacturing, 1,500 in quality assurance and quality control, 6,150 in sales, marketing and distribution, and 1,150 in administration.

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

Risks Associated With Investing In the Business of Actavis

Our operating results and financial condition may fluctuate.

Our operating results and financial condition may fluctuate from quarter to quarter and year to year for a number of reasons. The following events or occurrences, among others, could cause fluctuations in our financial performance from period to period:

•	development of new competitive products or generics by others;

•	the timing and receipt of approvals by the FDA and other regulatory authorities, including foreign regulatory authorities;

•	the failure to obtain, delay in obtaining or restrictions or limitations on approvals from the FDA or foreign regulatory authorities;

•

difficulties or delays in resolving FDA-observed deficiencies at our manufacturing facilities, which could delay our ability to obtain approvals of pending FDA product applications or curtail availability to continue production of existing products;

•	delays or failures in clinical trials that affect our ability to achieve FDA approvals or approvals from other foreign regulatory authorities;

•	serious or unexpected health or safety concerns with our products or product candidates;

•	changes in the amount we spend to develop, acquire or license new products, technologies or businesses;

•	changes in the amount we spend to promote our products;

•	delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•	changes in treatment practices of physicians that currently prescribe our products;

•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes that affect newly developed or newly acquired products;

•	changes in laws and regulations concerning coverage and reimbursement of pharmaceutical products, including changes to Medicare, Medicaid, and similar programs;

•	increases in the cost of raw materials used to manufacture our products;

•	realization of assets and settlement of liabilities at amounts equal to estimated fair value as of the acquisition date;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	the effect of economic changes in hurricane, monsoon, earthquake and other natural disaster-affected areas;

•

the impact of third party patents and other intellectual property rights which we may be found to infringe, or may be required to license, and the potential damages or other costs we may be required to pay as a result of a finding that we infringe such intellectual property rights or a decision that we are required to obtain a license to such intellectual property rights;

•

changes in antitrust laws and regulations concerning settlement of patent and other intellectual property disputes, and potential damages or other costs we may be required to pay as a result of such changes;

•	the mix of products that we sell during any time period;

•	lower than expected demand for our products;

•	our responses to price competition;

•	our ability to successfully integrate and commercialize the products, technologies and businesses we acquire or license, as applicable;

•	expenditures as a result of legal actions;

•	market acceptance of our products;

•	the impairment and write-down of goodwill or other intangible assets;

•	disposition of our primary products, technologies and other rights;

•	termination or expiration of, or the outcome of disputes relating to, trademarks, patents, license agreements and other rights;

•	changes in insurance rates for existing products and the cost and availability of insurance for new and existing products;

•	general economic and industry conditions, including changes in interest rates affecting returns on cash balances and investments that affect customer demand;

•	our level of R&D activities;

•	impairment or write-down of investments or long-lived assets;

•	costs and outcomes of any tax audits;

•	fluctuations in foreign currency exchange rates;

•	costs and outcomes of any litigation involving intellectual property, drug pricing or reimbursement, product liability, customers or other issues;

•	timing of revenue recognition related to licensing agreements and/or strategic collaborations; and

•	risks related to the growth of our business across numerous countries world-wide and the inherent international economic, regulatory, political and business risks.

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

As of December 31, 2012, we had total debt of approximately $6.4 billion. Our substantial indebtedness and other financial obligations could:

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

We will need to successfully integrate the operations of the former Actavis Group with our business operations. Integrating the operations of the former Actavis Group with that of our own will be a complex and time-consuming process. Prior to the Actavis Group acquisition, it operated independently, with its own business, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of the business of the former Actavis Group with that of our own. These may include:

•	distracting management from day-to-day operations;

•	potential incompatibility of corporate cultures;

•	an inability to achieve synergies as planned;

•	costs and delays in implementing common systems and procedures; and

•	increased difficulties in managing our business due to the addition of international locations.

Many of these risks may be accentuated because the majority of the former Actavis group’s operations, employees and customers are located outside of the United States. Any one or all of these factors may increase operating costs or lower anticipated financial performance. Many of these factors are also outside of our control.

Achieving anticipated synergies and the potential benefits underlying our reasons for the Actavis Group acquisition will depend on successful integration of the businesses. The failure to integrate the business operations of the former Actavis Group successfully would have a material adverse effect on our business, financial condition and results of operations.

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

•	experiencing delays as a result of limited resources at FDA or other regulatory agencies;

•	changing review and approval policies and standards at FDA and other regulatory agencies; and

•	commercializing generic products may be substantially delayed by the listing with the FDA of patents that have the effect of potentially delaying approval of a generic product by up to 30 months.

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

Developing and commercializing brand pharmaceutical products is generally more costly than generic products. In the future, we anticipate continuing our product development expenditures for our Actavis Specialty Brands business segment. For example in 2012, we initiated a Phase 3 clinical trial for our EsmyaTM product for treatment of uterine fibroids. Such clinical trials are costly and may not result in successful outcomes. We cannot be sure that our business expenditures, including but not limited to our expenditures related to our EsmyaTM product, will result in the successful discovery, development or launch of brand products that will prove to be commercially successful or will improve the long- term profitability of our business. If such business expenditures do not result in successful discovery, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Our investments in biosimilar products may not result in products that are approved by the FDA or other ex-U.S. regulatory authorities and, even if approved by such authorities, may not result in commercially successful products.

In 2011, we entered into an agreement with Amgen to collaborate on the development and commercialization of biosimilar products. Under the agreement, we will be required to invest up to $400.0 million in furtherance of the development and regulatory approval of such products. Although Amgen, our development partner, has substantial expertise and experience in the development of biological products, significant uncertainty remains concerning the regulatory pathway in the United States and in other countries to obtain regulatory approval of biosimilar products, and the commercial pathway to successfully market and sell such products. In particular, although recently enacted legislation authorizes the FDA to establish a regulatory pathway for the review and approval of such products, to date no such pathway has been established. Even if FDA enacts rules and regulations concerning the development and approval of follow on biosimilars, such regulations could include provisions that provide up to twelve or more years of exclusive marketing rights for the original developer of the product on which a follow on biosimilar product is based. Additionally, biosimilar products will likely be subject to extensive patent clearances and/or patent infringement litigation, which could delay or prevent the commercial launch of a product for many years. Further, our collaboration with Amgen may not be result in products that meet the requirements established by the FDA or other ex-U.S. regulatory authorities. If our collaboration does result in biosimilar products that obtain FDA or other ex-U.S. regulatory authority approval, such product(s) may not be commercially successful and/or may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals. Market success of biosimilar products will depend on demonstrating to patients, physicians and payors that such products are safe and efficacious compared to other existing products yet offer a more competitive price or other benefit over existing therapies. If our collaboration with Amgen does not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, our results of operations, financial condition and cash flows could be materially adversely affected.

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

Our success with the brand products that we develop will depend, in part, on our ability to obtain patent protection for these products. We currently have a number of U.S. and foreign patents issued and pending. However, issuance of a patent is not conclusive evidence of its validity or enforceability. We cannot be sure that we will receive patents for any of our pending patent applications or any patent applications we may file in the future, or that our issued patents will be upheld if challenged. If our current and future patent applications are not approved or, if approved, our patents are not upheld in a court of law if challenged, it may reduce our ability to competitively exploit our patented products. Also, such patents may or may not provide competitive advantages for their respective products or they may be challenged or circumvented by our competitors, in which case our ability to commercially market these products may be diminished. For example, in October 2011, we received notice that competitors had filed ANDAs seeking approval to market a generic version of our Generess® Fe product prior to expiration of the patents that protect the product. Our licensor, Warner-Chilcott Company filed suit against both ANDA filers in November and December of 2011. Additionally, patents covering our Androderm® and INFed® products have expired and we have no further patent protection on these products. Therefore, it is possible that a competitor may launch a generic version of Androderm® and/or INFed® at any time, which would result in a significant decline in that product’s revenue and profit. Both of these products were significant contributors to our Actavis Specialty Brands business in 2012.

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

Many pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	making changes to the formulation of the brand product and arguing that potential generic competitors must demonstrate bioequivalency or comparable abuse-resistance to the reformulated brand product;

•

pursuing new patents for existing products which may be granted just before the expiration of earlier patents, which could extend patent protection for additional years or otherwise delay the launch of generics;

•	selling the brand product as an Authorized Generic, either by the brand company directly, through an affiliate or by a marketing partner;

•	using the Citizen Petition process to request amendments to FDA standards or otherwise delay generic drug approvals;

•	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;

•	attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled;

•	using the legislative and regulatory process to set definitions of abuse deteriant formulations to protect brand company patents and profits;

•	attaching patent extension amendments to non-related federal legislation;

•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing;

•	entering into agreements with pharmacy benefit management companies which have the effect of blocking the dispensing of generic products; and

•	seeking patents on methods of manufacturing certain API.

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

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We may have to defend against charges that we violated patents or proprietary rights of third parties. This is especially true in the case of generic products on which the patent covering the brand product is expiring, an area where infringement litigation is prevalent, and in the case of new brand products where a competitor has obtained patents for similar products. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. For example, we are engaged in litigation with Momenta Pharmaceuticals concerning whether our distribution and sale of enoxaparin infringes Momenta’s U.S. Patent No. 7,575,886, and we continue to market enoxaparin.

Similarly, we are engaged in litigation with Duramed Pharmaceuticals concerning whether our Amethiatm product infringes Duramed’s U.S. Patent 7,320,969 and we continue to manufacture and market our Amethiatm product. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could result in substantial monetary damage awards and could prevent us from manufacturing and selling a number of our products, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 18 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Our distribution operations are highly dependent upon a primary courier service.

Product deliveries within our Anda Distribution business are highly dependent on overnight delivery services to deliver our products in a timely and reliable manner, typically by overnight service. Our Anda Distribution business ships a substantial portion of products via one courier’s air and ground delivery service. If the courier terminates our contract or if we cannot renew the contract on favorable terms or enter into a contract with an equally reliable overnight courier to perform and offer the same service level at similar or more favorable rates, our business, results of operations, financial condition and cash flows could be materially adversely affected.

Our distribution operations concentrate on generic products and therefore are subject to the risks of the generic industry.

The ability of our Anda Distribution business to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales of our Anda Distribution business. Our margins can also be affected by the risks inherent to the generic industry, which is discussed below under “Risks Relating to Investing in the Pharmaceutical Industry.”

Our distribution operations compete directly with significant customers of our generic and brand businesses.

In our Anda Distribution business, our main competitors are McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc. These companies are significant customers of our Actavis Pharma and Actavis Specialty Brands operations and collectively accounted for approximately 30% of our annual net revenues in 2012. Our activities related to our Anda Distribution business, as well as the acquisition of other businesses that compete with our customers, may result in the disruption of our business, which could harm relationships with our current customers, employees or suppliers, and could adversely affect our expenses, pricing, third-party relationships and revenues. Further, a loss of a significant customer of our Actavis Pharma or Actavis Specialty Brands operations could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we are unable to obtain sufficient supplies from key manufacturing sites or suppliers that in some cases may be the only source of finished products or raw materials, our ability to deliver our products to the market may be impeded.

We are required to identify the supplier(s) of all the raw materials for our products in our applications with the FDA and other regulatory agencies. To the extent practicable, we attempt to identify more than one supplier in each drug application. However, some products and raw materials are available only from a single source and, in many of our drug applications, only one supplier of products and raw materials or site of manufacture has been identified, even in instances where multiple sources exist. Some of these products have historically accounted for a significant portion of our revenues, such as INFed®, metoprolol succinate extended release tablets, methylphenidate hydrochloride extended release tablets, and a significant number of our oral contraceptive and controlled substance products. From time to time, certain of our manufacturing sites or outside suppliers have experienced regulatory or supply-related difficulties that have inhibited their ability to deliver products and raw materials to us, causing supply delays or interruptions. To the extent any difficulties experienced by our manufacturing sites or suppliers cannot be resolved or extensions of our key supply agreements cannot be negotiated within a reasonable time and on commercially reasonable terms, or if raw materials for a particular product become unavailable from an approved supplier and we are required to qualify a new supplier with the FDA, or if we are unable to do so, our profit margins and market share for the affected product could decrease or be eliminated, as well as delay our development and sales and marketing efforts. Such outcomes could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our manufacturing sites outside of the United States and our arrangements with foreign suppliers are subject to certain additional risks, including the availability of government clearances, export duties, political instability, war, acts of terrorism, currency fluctuations and restrictions on the transfer of funds. For example, we obtain a significant portion of our raw materials from foreign suppliers. Arrangements with international raw material suppliers are subject to, among other things, FDA and foreign regulatory body regulation, customs clearances, various import duties and other government clearances, as well as potential shipping delays due to inclement weather, political instability, strikes or other matters outside of our control. Acts of governments outside the U.S. may affect the price or availability of raw materials needed for the development or manufacture of our products. In addition, recent changes in patent laws in jurisdictions outside the U.S. may make it increasingly difficult to obtain raw materials for R&D prior to the expiration of the applicable U.S. or foreign patents.

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

Many government and third-party payers, including Medicare, Medicaid, HMOs and MCOs, have historically reimbursed doctors, pharmacies and others for the purchase of certain prescription drugs based on a drug’s AWP or wholesale acquisition cost (“WAC”). In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP and WAC, in which they have suggested that reporting of inflated AWP’s or WAC’s have led to excessive payments for prescription drugs. For example, beginning in July 2002, we and certain of our subsidiaries, as well as numerous other pharmaceutical companies, were named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP and/or WAC of certain products, and other improper acts, in order to increase prices and market shares. Additional actions are anticipated. These actions, if successful, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 18 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

The design, development, manufacture and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involve an inherent risk of product liability claims and the associated adverse publicity. Insurance coverage is expensive and may be difficult to obtain, and may not be available in the future on acceptable terms, or at all. We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints, and regularly report such matters to the FDA. In some, but not all, cases an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy. Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question. If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against us, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 18 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

A significant amount of our total assets is related to acquired intangibles and goodwill. As of December 31, 2012, the carrying value of our product rights and other intangible assets was approximately $3.83 billion and the carrying value of our goodwill was approximately $4.76 billion.

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

The manufacture of certain of our products and product candidates, particularly our controlled-release products, transdermal products, injectable products, and our oral contraceptive products, is more difficult than the manufacture of immediate-release products. Successful manufacturing of these types of products requires precise manufacturing process controls, API that conforms to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges. Manufacturing complexity, testing requirements, and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies during 2010, 2011 and continuing in 2012. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global real estate markets have contributed to increased market volatility and diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

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

We operate on a global basis with offices or activities in Europe, Iceland, Africa, Asia, South America, Australasia and North America. We face several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and other U.S. federal laws and regulations established by the office of Foreign Asset Control, local laws such as the UK Bribery Act 2010 or other local laws which prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, however, there is a risk that some provisions may be inadvertently breached by us, for example through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements, or otherwise. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties.

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

Prior to the Actavis Group acquisition, the Actavis Group was a privately-held company and its new obligations of being a part of a public company may require significant resources and management attention.

As a result of the Actavis Group acquisition, the Actavis companies became subsidiaries of our consolidated company, and will need to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations subsequently implemented by the SEC and the Public Company Accounting Oversight Board. We will need to ensure that we establish and maintain effective disclosure controls as well as internal controls and procedures for financial reporting, and such compliance efforts may be costly and may divert the attention of management.

We have incurred and will continue to incur significant transaction, integration and restructuring costs in connection with the Actavis Group acquisition.

We have incurred and will continue to incur significant transaction costs related to the Actavis Group acquisition. In addition, we will incur integration and restructuring costs as we integrate the legacy Actavis businesses. Although we expect that the realization of benefits and efficiencies related to the integration of the businesses may offset these transaction costs, integration and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all, which could adversely affect our financial condition and results of operations.

A write-off of a significant portion of the goodwill and other intangibles recorded in connection with the Actavis Group acquisition would negatively affect the combined company’s financial results.

Upon consummation of the Actavis Group acquisition, we recorded goodwill of approximately $2,813.9 million. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred, and the carrying value of goodwill is written down to fair value. Under current accounting rules, this would result in a charge to the combined company’s operating earnings. Accordingly, any determination requiring the write-off of a significant portion of goodwill recorded in connection with the Actavis Group acquisition would negatively affect our results of operations. We also allocated approximately $2,378.1 million of the total consideration paid in connection with the Actavis Group acquisition to identified intangibles representing currently marketed products (“CMP”) and approximately $194.4 million to identified in-process research and development (“IPR&D”) intangible products. The CMP and IPR&D amounts will be subject to future impairment testing if market conditions for the underlying products experience a significant adverse change. If evidence of impairment exists, we would be required to take an impairment charge to our operating earnings, which could have a material adverse effect on our results of operations.

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

All pharmaceutical companies, including Actavis, Inc., are subject to extensive, complex, costly and evolving government regulation. For the U.S., this is principally administered by the FDA and to a lesser extent by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

Under these regulations, we are subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA and similar ex-U.S. authorities, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or Warning Letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a Warning Letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We are also required to report adverse events associated with our products to FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in product liability claims, labeling changes, recalls, market withdrawals or other regulatory actions.

Our manufacturing facility in Corona, California is currently subject to a consent decree of permanent injunction. We cannot assure that the FDA will determine we have adequately corrected deficiencies at our Corona manufacturing site, that subsequent FDA inspections at any of our manufacturing sites will not result in additional inspectional observations at such sites, that approval of any of the pending or subsequently submitted NDAs, ANDAs or supplements to such applications by Actavis or our subsidiaries will be granted or that the FDA will not seek to impose additional sanctions against Actavis or any of its subsidiaries. The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business. Certain of our vendors are subject to similar regulation and periodic inspections.

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

Our Anda Distribution operations and our customers are subject to various regulatory requirements, including requirements from the DEA, FDA, state boards of pharmacy and city and county health regulators, among others. These include licensing, registration, recordkeeping, security and reporting requirements. The DEA requires our Anda Distribution business to monitor customer orders of DEA Scheduled Drugs and to report suspicious orders to the DEA. Any determination by the DEA that we have failed to comply with applicable laws and regulations could result in DEA suspending, terminating or refusing to renew Anda Distribution’s license to distribute Scheduled Drugs. Additionally, although physicians may prescribe FDA approved products for an “off label” indication, we are permitted to market our products only for the indications for which they have been approved. Some of our products are prescribed off label and FDA or other regulatory authorities could take enforcement actions if they conclude that we or our distributors have engaged in off label marketing. In addition, several states and the federal government have begun to enforce anti-counterfeit drug pedigree laws which require the tracking of all transactions involving prescription drugs beginning with the manufacturer, through the supply chain, and down to the pharmacy or other health care provider dispensing or administering prescription drug products. For example, effective July 1, 2006, the Florida Department of Health began enforcement of the drug pedigree requirements for distribution of prescription drugs in the State of Florida. Pursuant to Florida law and regulations, wholesalers and distributors, including our subsidiary, Anda Pharmaceuticals, are required to maintain records documenting the chain of custody of prescription drug products they distribute beginning with the purchase of products from the manufacturer. These entities are required to provide documentation of the prior transaction(s) to their customers in Florida, including pharmacies and other health care entities. Several other states have proposed or enacted legislation to implement similar or more stringent drug pedigree requirements. In addition, federal law requires that a “non-authorized distributor of record” must provide a drug pedigree documenting the prior purchase of a prescription drug from the manufacturer or from an “authorized distributor of record.” In cases where the wholesaler or distributor selling the drug product is not deemed an “authorized distributor of record” it would need to maintain such records. FDA had announced its intent to impose additional drug pedigree requirements (e.g., tracking of lot numbers and documentation of all transactions) through implementation of drug pedigree regulations which were to have taken effect on December 1, 2006. However, a federal appeals court has issued a preliminary injunction to several wholesale distributors granting an indefinite stay of these regulations pending a challenge to the regulations by these wholesale distributors.

The supply of APIs into Europe may be negatively affected by recent regulations promulgated by the European Union.

On July 2, 2013, all active pharmaceutical ingredients (APIs) imported into the European Union (EU) must be certified as complying with the good manufacturing practice (GMP) standards established by the EU, as stipulated by the International Conference for Harmonization (ICH Q7). These new regulations place the certification requirement on the regulatory bodies of the exporting countries. Accordingly, as of July 2, 2013, the national regulatory authorities of each exporting country must: (i) insure that all manufacturing plants within their borders that export API into the EU comply with EU manufacturing standards and; (ii) for each API exported, present a written document confirming that the exporting plant conforms to EU manufacturing standards. If not postponed or modified, the imposition of this responsibility on the governments of the nations exporting API may cause a shortage of API necessary to manufacture our products, as certain governments may not be willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API may cause us to have to cease manufacture of certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers unable to export. This could adversely affect the Company and could have a material adverse effect on our business, results of operations, financial condition and cash flow.

Federal regulation of arrangements between manufacturers of brand and generic products could adversely affect our business.

As part of the MMA, companies are required to file with the FTC and the Department of Justice certain types of agreements entered into between brand and generic pharmaceutical companies related to the manufacture, marketing and sale of generic versions of brand drugs. This requirement, as well as new legislation pending in U.S. Congress related to settlements between brand and generic drug manufacturers, could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities. The impact of this requirement, the pending legislation and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers, is uncertain and could adversely affect our business. For example, in January 2009, the FTC and the State of California filed a lawsuit against us alleging that our settlement with Solvay related to our ANDA for a generic version of Androgel® is unlawful. Numerous private parties purporting to represent various classes of plaintiffs filed similar lawsuits. We have also received requests for information and Statements of Objection in connection with investigations into settlements and other arrangements between competing pharmaceutical companies by the European Competition Commission. For example, two of our Arrow Group subsidiaries currently are the subject of a European Competition Commission Statement of Objection related to their 2002 and 2003 settlements of patent litigation related to citalopram. Any adverse outcome of these actions or investigations, or actions or investigations related to other settlements we have entered into, could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 18 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

We are subject to federal and state healthcare fraud and abuse laws which may adversely affect our business.

In the United States, most of our products are reimbursed under federal and state health care programs such as Medicaid, Medicare, TriCare, and or state pharmaceutical assistance programs. Many foreign countries have similar laws. Federal and state laws designed to prevent fraud and abuse under these programs prohibit pharmaceutical companies from offering valuable items or services to customers or potential customers to induce them to buy, prescribe, or recommend Actavis’ product (the so-called “antikickback” laws). Exceptions are provided for discounts and certain other arrangements if specified requirements are met. Other federal and state laws, and similar foreign laws, not only prohibit us from submitting any false information to government reimbursement programs but also prohibit us and our employees from doing anything to cause, assist, or encourage our customers to submit false claims for payment to these programs. Violations of the fraud and abuse laws may result in severe penalties against the responsible employees and Actavis, including jail sentences, large fines, and the exclusion of Actavis products from reimbursement under federal and state programs. Actavis is committed to conducting the sales and marketing of its products in compliance with the healthcare fraud and abuse laws, but certain applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity, a governmental authority may take a position contrary to a position we have taken, or should an employee violate these laws without our knowledge, a governmental authority may impose civil and/or criminal sanctions. For example, in December 2009, we learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts alleging that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. Any adverse outcome of this action, or the imposition of penalties or sanctions for failing to comply with the fraud and abuse laws, could adversely affect us and may have a material adverse effect on our business, results of operations, financial condition and cash flows. See Legal Matters in “NOTE 18 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

There is uncertainty surrounding implementation of legislation involving payments for pharmaceuticals under government programs such as Medicare, Medicaid and Tricare. Depending on how existing provisions are implemented, the methodology for certain payment rates and other computations under the Medicaid Drug Rebate program reimbursements may be reduced or not be available for some of Actavis’ products. Additionally, any reimbursement granted may not be maintained or limits on reimbursement available from third-party payers may reduce demand for, or negatively affect the price of those products. Ongoing uncertainty and challenges to the Affordable Care Act (“ACA”), including but not limited to, modification in calculation of rebates, mandated financial or other contributions to close the Medicare Part D coverage gap “donut hole”, calculation of AMP, and other provisions could have a material adverse effect on our business. In addition, various legislative and regulatory initiatives in states, including proposed modifications to reimbursements and rebates, product pedigree and tracking, pharmaceutical waste “take-back” initiatives, and therapeutic category generic substitution carve-out legislation may also have a negative impact on the Company. Actavis maintains a full-time government affairs department in Washington, DC, which is responsible for coordinating state and federal legislative activities, and places a major emphasis in terms of management time and resources to ensure a fair and balanced legislative and regulatory arena.

The pharmaceutical industry is highly competitive and our future revenue growth and profitability are dependent on our timely development and launches of new products ahead of our competitors.

We face strong competition in our Actavis Pharma, Actavis Specialty Brands and Anda Distribution businesses. The intensely competitive environment requires an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of brand products to healthcare professionals in private practice, group practices and MCOs. Our competitors vary depending upon product categories, and within each product category, upon dosage strengths and drug-delivery systems. Based on total assets, annual revenues, and market capitalization, we are smaller than certain of our national and international competitors in the brand and distribution product arenas. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make our products or technologies noncompetitive or obsolete.

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

We also face strong competition in our Anda Distribution business, where we compete with a number of large wholesalers and other distributors of pharmaceuticals, including McKesson Corporation, AmerisourceBergen Corporation and Cardinal Health, Inc., which market both brand and generic pharmaceutical products to their customers. These companies are significant customers of our Actavis Specialty Brands and Actavis Pharma businesses. As generic products generally have higher gross margins for distributors, each of the large wholesalers, on an increasing basis, are offering pricing incentives on brand products if the customers purchase a large portion of their generic pharmaceutical products from the primary wholesaler. As we do not offer a full line of brand products to our customers, we are at times competitively disadvantaged and must compete with these wholesalers based upon our very competitive pricing for generic products, greater service levels and our well-established telemarketing relationships with our customers, supplemented by our electronic ordering capabilities. The large wholesalers have historically not used telemarketers to sell to their customers, but recently have begun to do so. Additionally, generic manufacturers are increasingly marketing their products directly to smaller chains and thus increasingly bypassing wholesalers and distributors. Increased competition in the generic industry as a whole may result in increased price erosion in the pursuit of market share.

Sales of our products may continue to be adversely affected by the continuing consolidation of our distribution network and the concentration of our customer base.

Our principal customers in our brand and generic pharmaceutical operations are wholesale drug distributors and major retail drug store chains. These customers comprise a significant part of the distribution network for pharmaceutical products in the U.S. This distribution network is continuing to undergo significant consolidation marked by mergers and acquisitions among wholesale distributors and the growth of large retail drug store chains. As a result, a small number of large wholesale distributors and large chain drug stores control a significant share of the market. We expect that consolidation of drug wholesalers and retailers will increase pricing and other competitive pressures on drug manufacturers, including Actavis.

For the year ended December 31, 2012, our two largest customers accounted for 16% and 14%, respectively, of our net revenues. The loss of any of these customers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, none of our customers are party to any long-term supply agreements with us, and thus are able to change suppliers freely should they wish to do so.

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

As a result of the Actavis Group acquisition, we will be subject to new and additional risks associated with the business and operations of Actavis. The additional risks we may be exposed to include but are not limited to the following:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters (including sanctions);

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the jurisdictions in which we already operate;

•	challenges in collecting accounts receivable from customers in the new jurisdictions in which we will operate;

•	complying with laws, rules and regulations relating to the manufacturing, marketing, distribution and sale of pharmaceutical products in the new jurisdictions in which we will operate;

•	operating under regulations in new jurisdictions related to obtaining eligibility for government or private payor reimbursement for our products at the wholesale/retail level;

•	competition from new local, regional and international competitors;

•	competing in additional markets where generic products are sold under branded trade names;

•	cultural and language differences in the new jurisdictions in which we will operate;

•	complying with additional employment regulations in the new jurisdictions in which we will operate; union workforce negotiations and potential disputes; and

•	risks related to crimes, strikes, riots, civil disturbances, terrorist attacks and wars in a variety of new geographical locations.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations might suffer.

Our ex-U.S. operations may become less attractive if political and diplomatic relations between the United States and any country where we conduct business operations deteriorates.

The relationship between the United States and the countries where we conduct business operations may weaken over time. Changes in the state of the relations between any such country and the United States are difficult to predict and could adversely affect our future operations or cause potential target businesses to become less attractive. This could lead to a decline in our profitability. Any meaningful deterioration of the political and diplomatic relations between the United States and the relevant country could have a material adverse effect on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our operations using a combination of owned and leased properties.

Our owned properties consist of facilities used for R&D, manufacturing, distribution (including warehousing and storage), sales and marketing and administrative functions. The following table provides a summary of locations for our significant owned properties:

Location	Primary Use	Segment
Ag. Varvara, Greece	Manufacturing, R&D, Administration	Actavis Pharma
Auckland, New Zealand	Distribution, Administrative	Actavis Pharma
Barnstaple, UK	Manufacturing, Administration	Actavis Pharma
Bucharest, Romania	Manufacturing, Distribution, Administration	Actavis Pharma
Corona, CA, USA	Manufacturing, Warehouse, Distribution, Administration	Actavis Pharma / Actavis Specialty Brands
Davie, FL, USA	Manufacturing, Distribution, R&D, Administration	Actavis Pharma/ Actavis Specialty Brands
Dupnitsa, Bulgaria	Manufacturing	Actavis Pharma
Elizabeth, NJ, USA	Manufacturing, R&D, Administration	Actavis Pharma
Goa, India	Manufacturing	Actavis Pharma
Gurnee, IL, USA	Warehousing, Distribuition	Actavis Pharma/ Actavis Specialty Brands
Hafnarfjordur, Iceland	Manufacturing, Warehousing, Distribution, Administration	Actavis Pharma
Jakarta-Timur, Indonesia	Manufacturing, Warehousing, Distribution, Administration	Actavis Pharma
Leskovac, Serbia	Manufacturing	Actavis Pharma
Lincolnton, NC, USA	Manufacturing, Administration, Warehouse	Actavis Pharma
Liverpool, UK	Administration, R&D	Actavis Specialty Brands
Mississauga, Canada	Manufacturing, R&D, Administration	Actavis Pharma
Nerviano, Italy	Manufacturing	Actavis Pharma
Podelsk, Russia	Manufacturing	Actavis Pharma
Rio de Janeiro, Brazil	Manufacturing, Distribution, Administration	Actavis Pharma
Troyan, Bulgaria	Manufacturing	Actavis Pharma

Properties that we lease include R&D, manufacturing, distribution (including warehousing and storage), and administrative facilities. The following table provides a summary of locations for our significant leased properties:

Location	Primary Use	Segment
Belgrade, Serbia	Administration	Actavis Pharma
Birzebbuga, Malta	Manufacturing, Distribution, Administration	Actavis Pharma/Actavis Specialty Brands
Gentofte, Denmark	Administration	Actavis Pharma
Haan, Germany	Distribution	Actavis Pharma
Hafnarfjordur, Iceland	Administration	Actavis Pharma
Istanbul, Turkey	Administration	Actavis Pharma
Kiev, Ukraine	Administration	Actavis Pharma
London, UK	Administration	Actavis Pharma
Lyon, France	Administration	Actavis Pharma
Moscow, Russia	Administration	Actavis Pharma
Mumbai, India	R&D, Administration	Actavis Pharma
Munich, Germany	Administration	Actavis Pharma
Olive Branch, MI, USA	Distribuition, Administration	Anda Distribution
Owings Mills, MD, USA	Manufacturing, R&D, Administration	Actavis Pharma
Parsippany, NJ, USA	Administration	Actavis Pharma/Actavis Specialty Brands
Salt Lake City, UT, USA	Manufacturing, Distribution, R&D	Actavis Pharma / Actavis Specialty Brand
Sofia, Bulgaria	Administration	Actavis Pharma
Stockholm, Sweden	Administration	Actavis Pharma
Warsaw, Poland	Administration	Actavis Pharma
Weston, FL, USA	Distribution, Administration, R&D	Actavis Pharma/Anda Distribution
Zejtun, Malta	Manufacturing, Distribution, Administration, R&D	Actavis Pharma

Our leased properties are subject to various lease terms and expirations.

We believe that we have sufficient facilities to conduct our operations during 2013. However, we continue to evaluate the purchase or lease of additional properties, or the consolidation of existing properties as our business requires.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Legal Matters in “NOTE 18 — Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 4.	Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock was traded on the New York Stock Exchange under the symbol “WPI“until close of business on January 23, 2013, at which time the symbol was changed to “ACT.” The following table sets forth the quarterly high and low share trading price information for the periods indicated:

	High	Low
Year ended December 31, 2012:
First	$67.50	$55.00
Second	$77.73	$65.70
Third	$86.07	$73.39
Fourth	$91.47	$81.73
Year ended December 31, 2011:
First	$57.52	$50.47
Second	$69.04	$56.13
Third	$73.35	$56.84
Fourth	$72.06	$59.50

As of February 7, 2013, there were approximately 2,295 registered holders of our common stock.

We have not paid any cash dividends since our initial public offering in February 1993, and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2012, we repurchased 9,333 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicaly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 - 31, 2012	2,464	$85.42	—	—
November 1 - 30, 2012	6,869	$87.83	—	—
December 1 - 31, 2012	—	—	—	—

Recent Sale of Unregistered Securities; Uses of Proceeds from Registered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “NOTE 13 — Stockholders’ Equity” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Performance Graph

The information in this section of the Annual Report pertaining to our performance relative to our peers is being furnished but not filed with the SEC, and as such, the information is neither subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934.

The following graph compares the cumulative 5-year total return of holders of Watson’s common stock with the cumulative total returns of the S&P 500 index and the Dow Jones US Pharmaceuticals index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2007 with relative performance tracked through December 31, 2012.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Actavis, Inc., the S&P 500 Index,

and the Dow Jones US Pharmaceuticals Index

* $100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2013 Dow Jones & Co. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
Actavis, Inc.	100.00	97.90	145.95	190.31	222.33	316.88
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Dow Jones US Pharmaceuticals	100.00	81.85	97.47	99.55	118.11	134.52

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

ACTAVIS, INC.

FINANCIAL HIGHLIGHTS(1)

(In millions, except per share amounts)

	Years Ended December 31,
	2012(2)	2011	2010	2009(3)	2008
Operating Highlights:
Net revenues	$5,914.9	$4,584.4	$3,566.9	$2,793.0	$2,535.5
Operating income(1)	$320.8	$536.2	$305.4	$383.9	$358.2
Net income(1) attributable to common shareholders	$97.3	$260.9	$184.4	$222.0	$238.4
Basic earnings per share	$0.77	$2.10	$1.51	$2.11	$2.32
Diluted earnings per share	$0.76	$2.06	$1.48	$1.96	$2.09
Weighted average shares outstanding:
Basic	125.8	124.5	122.4	105.0	102.8
Diluted	128.4	126.5	124.2	116.4	117.7

	At December 31,
	2012(2)	2011	2010	2009(3)	2008
Balance Sheet Highlights:
Current assets	$3,879.7	$2,569.7	$1,786.7	$1,749.2	$1,442.6
Working capital	$1,169.1	$730.2	$978.7	$721.6	$976.4
Total assets	$14,103.5	$6,698.3	$5,686.6	$5,772.4	$3,609.8
Total debt	$6,433.3	$1,033.0	$1,016.1	$1,457.8	$877.9
Total equity	$3,856.4	$3,562.5	$3,282.6	$3,023.1	$2,108.6

(1)	For discussion on comparability of operating income and net income, please refer to financial line item discussion in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

(2)	On October 31, 2012, the Company completed the acquisition of Actavis Group. The acquisition was consummated for a cash payment of €4.2 billion, or approximately $5.5 billion, and contingent consideration of up to 5.5 million newly issued shares of Actavis, Inc. common stock or under certain potential conditions, in cash. Actavis Group was privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Actavis’ financial statements included in this report do not include the financial results of the Actavis Group for any of the periods or at any of the dates presented prior to October 31, 2012.

(3)	On December 2, 2009, the Company acquired all the outstanding equity of the Arrow Group in exchange for cash consideration of $1.05 billion, approximately 16.9 million shares of Restricted Common Stock of Actavis and 200,000 shares of Mandatorily Redeemable Preferred Stock of Actavis and certain contingent consideration. The fair value of the total consideration was approximately $1.95 billion.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY

Overview of Actavis

On January 23, 2013, Watson Pharmaceuticals, Inc. was renamed Actavis, Inc, (“Actavis”, the “Company”, “we”, “us” or “our”). The Company operates in three business segments: Actavis Pharma; Actavis Specialty Brands; and Anda Distribution (also known as “Anda”).

Actavis is leading integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic, branded generic, brand, biosimilar and over-the-counter pharmaceutical products. Through its third-party business within the Actavis Pharma segment, Actavis out-licenses generic pharmaceutical products rights developed or acquired by the Company, primarily in Europe. Actavis is also developing biosimilar products within the Actavis Specialty Brands segment. Additionally, we distribute generic and certain select brand pharmaceutical products manufactured by third parties through our Anda Distribution segment. Our largest market is the United States of America (“U.S.”), followed by our key international markets including Europe, Canada, Australia, Southeast Asia, South America and South Africa.

Actavis supports its Actavis Pharma and Actavis Specialty Brands businesses with a significant commitment of approximately 7% of net revenues on product research and development. Our global growth strategy is focused on: (i) internal development of differentiated high-demand products; (ii) establishment of strategic alliances and collaborations that bring new products, technologies and markets to the Company; and (iii) acquisition of products and/or companies that complement our existing portfolio in generics, brands and biosimilars.

As of December 31, 2012, we marketed over 250 generic pharmaceutical product families and over 40 brand pharmaceutical products in the U.S. and a significant number of product families internationally. Generic pharmaceutical products are bioequivalents of their respective brand products and provide a cost-efficient alternative to brand products. Brand pharmaceutical products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Through our Anda Distribution segment, we distribute approximately 11,450 stock-keeping units (“SKUs”) in the U.S. primarily to independent pharmacies, alternate care providers (hospitals, nursing homes and mail order pharmacies) and pharmacy chains, and generic products and certain selective brand products to physicians’ offices.

Acquisitions and Dispositions

Acquisition of Actavis Group

On October 31, 2012, Watson Pharmaceuticals, Inc. completed the acquisition of the Actavis Group. On January 24, 2013, the Company was renamed Actavis, Inc. The acquisition was consummated for a cash payment of €4.2 billion, or approximately $5.5 billion, and potential contingent consideration payable in the form of up to 5.5 million newly issued shares of Actavis, Inc. common stock or, under certain conditions, in cash. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals.

To finance the purchase of the Actavis Group, we incurred substantial borrowings. For further details, refer to “NOTE 10 — Long–Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report. Actavis will incur greater interest expense than it incurred in prior periods and will be required to dedicate cash flow to servicing its debt. Refer to “Liquidity and Capital Resources” for further detail.

The Actavis Group acquisition is subject to various risks and uncertainties, including risks relating to the integration of the Actavis Group and risks related to our indebtedness in connection with the acquisition. Refer to “Item 1A. Risk Factors.”

Acquisition of Ascent Pharmahealth Limited

On January 24, 2012, we completed the acquisition of Ascent Pharmahealth Ltd., the Australia and Southeast Asia generic pharmaceutical business of Strides Arcolab Ltd, for AU$376.6 million in cash, or approximately $392.6 million, including working capital adjustments. The transaction was funded using cash-on-hand and borrowings from the Company’s revolving credit facility. As a result of the acquisition, Actavis enhances its commercial presence in Australia and we gain a selling and marketing capability in Southeast Asia through Ascent’s line of branded-generic and over-the-counter products. For additional information on the Ascent acquisition, refer to “NOTE 5 — Acquisitions and Divestitures.”

Acquisition of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”)

On May 25, 2011, Actavis acquired all of the outstanding equity of Paomar PLC (“Paomar”) for cash totaling €398.5 million, or approximately $559.5 million, including working capital adjustments, and certain contingent consideration (the “Specifar Acquisition”). Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar, a company organized under the laws of Greece. Specifar develops, manufactures and markets generic pharmaceuticals. Specifar also out-licenses generic pharmaceutical products, primarily in Europe. Specifar has a commercial presence in the Greek branded generics pharmaceuticals market and owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”), a company that markets branded-generic pharmaceutical products in the Greek market. For additional information on the Specifar acquisition, refer to “NOTE 5 – Acquisitions and Divestitures.”

Product Divestitures

On October 29, 2012, the Company sold its Rugby over-the-counter (“OTC”) pharmaceutical products and trademarks to The Harvard Drug Group, L.L.C. (“Harvard”) for $116.6 million. Under the terms of the agreement, Harvard acquired the Rugby trademark and all rights to market, sell and distribute OTC products and nicotine gum products sold under the trademark. The Company retains all rights to manufacture, sell and distribute all store-branded OTC and nicotine gum products, as well as other non-Rugby OTC products in its portfolio. Actavis retains ownership of its nicotine gum Abbreviated New Drug Applications (ANDAs) as well as nicotine gum manufacturing facilities. Also, as part of the transaction, Actavis and Harvard entered into a supply and license agreement under which Actavis manufactures and supplies nicotine gum products sold under the Rugby and Major labels. Major is Harvard’s existing private label brand. In connection with the sale of the Rugby assets, the Company recorded a gain of $88.7 million in other income (expense) in the year ended December 31, 2012.

In order to obtain regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Actavis Group acquisition, we were required to divest certain assets. In conjunction with the closing of the acquisition, these products were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc.

Sale of Equity Interest in Moksha8 Pharmaceuticals, Inc. (“Moksha8”)

On October 22, 2012, the Company sold its investment in Moksha8 for $46.6 million. Simultaneously, the Company expanded its ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazil and Mexico markets in exchange for defined milestones and sales royalties. The Company retained generic marketing rights in each market for all products licensed to Moksha8. The Company recorded a gain of $28.8 million in other income (expense) in the year ended December 31, 2012.

Biosimilars Collaboration with Amgen

On December 19, 2011, the Company entered into a collaboration agreement with Amgen, Inc. to develop and commercialize, on a worldwide basis, biosimilar versions of Herceptin®, Avastin®, Rituxan/Mab Thera®, and Erbitux. Under the terms of the agreement, Amgen will assume primary responsibility for developing, manufacturing and initially commercializing the oncology antibody products. The Company will contribute up to $400.0 million in co-development costs over the course of development, including the provision of development support, and will share product development risks. In addition, we will contribute our significant expertise in the commercialization and marketing of products in highly competitive specialty and generic markets, including helping effectively manage the lifecycle of the biosimilar products. The collaboration products are expected to be sold under a joint Amgen/Actavis label. We will initially receive royalties and sales milestones from product revenues. The collaboration will not pursue biosimilars of Amgen’s proprietary products.

On July 13, 2012, the Company entered into a global license agreement with Synthon, obtaining an exclusive license to its trastuzumab molecule, which is being developed as a biosimilar to Herceptin®. Actavis subsequently contributed the product to the Company’s biosimilar collaboration with Amgen. Under the terms of the Synthon agreement, Amgen and Actavis will assume all responsibility for worldwide development and commercialization of biosimilar trastuzumab, including Phase III clinical trials and global manufacturing. The agreement entitles Synthon to an initial payment and the opportunity to receive a milestone payment and royalties on net sales. Synthon will also receive compensation for transitional support activities provided under the agreement.

Actavis Pharma Business Development

The Company’s two most significant products in 2012 were the authorized generic version of Concerta® (methylphenidate ER) and Lipitor® (atorvastatin), which on a combined basis comprised 20.8% of the Company’s revenues. These products were sold pursuant to exclusive marketing arrangements.

Methylphenidate ER is sold pursuant to an exclusive agreements with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”). Under the terms of the agreement, OMJPI supplies the Company with product. Actavis, Inc. launched its authorized generic of Concerta® on May 1, 2011. Under the terms of its agreement with OMJPI, the Company pays a royalty to OMJPI based on the gross profit of product revenues as defined in the agreements. During 2012, the royalty payable to OMJPI ranged from 50% to 55% of sales. This royalty includes the cost of the product supplied by OMJPI. Our royalty payable on sales of methylphenidate ER declines when a third party competitor launches a competing bioequivalent product. The change in royalty is a one-time event and is applied on a strength-by-strength basis following the launch of the first third party generic competitor. In January of 2013, a competitor launched a generic version of the 27mg strength, triggering the one time decline in royalty on this strength. Accordingly, for the 27mg strength, commencing in January 2013, the royalty payable to OMJPI will be approximately 30% of sales, which includes the cost of the product supplied by OMJPI. The royalty on the 18mg, 35mg and 54mg strengths will remain at approximately 50% until a competitive launch occurs, at which point the royalty rate will be reduced to approximately 30%. The agreement with OMJPI expires on December 31, 2014 and is subject to normal and customary early termination provisions.

During 2011 and 2012, Atorvastatin was sold pursuant to an exclusive agreement with Pfizer, Inc. (“Pfizer”). Actavis, Inc. launched its authorized generic of Lipitor® on November 30, 2011. Due to the significant decline in the market for this product, the Company agreed to terminate this agreement effective January 1, 2013. In exchange, the Company is entitled to receive a royalty on future sales of the product by Pfizer through 2015.

In accordance with the acquisition agreement of the Arrow Group on December 2, 2009, the Arrow Group selling shareholders have the right to receive certain contingent payments based on the after-tax gross profits, as defined by the agreement, on sales of atorvastatin within the U.S. (the “Territory”) from product launch date up to and including May 31, 2013 (the “Contingent Payment Period”).

The Company has entered into an agreement with Endo Pharmaceuticals Inc. and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to the Company’s generic version of Lidoderm®. The agreement allows the Company to launch its lidocaine topical patch 5% product on September 15, 2013. The license will be exclusive as to an authorized generic version of Lidoderm® until the earliest of a third party generic launch or seven and one half months after the Company’s launch of its generic product. Endo will receive approximately 25% of the gross profit generated on the Company’s sales of its generic version of Lidoderm® during the Company’s period of exclusivity. On August 23, 2012, the U.S. Food and Drug Administration (FDA) granted final approval of the Company’s generic version of Lidoderm®.

Additionally, under the terms of the agreement, the Company’s Anda Distribution business will receive and distribute branded Lidoderm® product from Endo each month during the first eight months of 2013 valued up to approximately $96 million. Actavis’ availability of brand product would cease upon the launch of any generic version of Lidoderm®. The receipt of the branded product will be recorded at the time all contingencies related to Actavis’ ability to receive and distribute such inventory are resolved.

2012 Financial Highlights

Among the significant consolidated financial highlights for 2012 were the following:

•	Net revenues grew to $5,914.9 million from $4,584.4 million in 2011, an increase of $1,330.5 million or 29.0%;

•	Operating income decreased by $215.4 million or 40.2% to $320.8 million from $536.2 million in 2011; and

•	Net income attributable to common shareholders for 2012 was $97.3 million ($0.76 per diluted share) compared to $260.9 million ($2.06 per diluted share) in 2011.

Segments

Actavis operates in three segments: Actavis Pharma (previously Global Generics), Actavis Specialty Brands (previously Global Brands) and Anda Distribution (previously Distribution). The Actavis Pharma segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Actavis Specialty Brands segment includes patent-protected products and certain trademarked off-patent products that Actavis sells and markets as brand pharmaceutical products. The Anda Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Actavis’ Actavis Pharma and Actavis Specialty Brands segments.

The Company evaluates segment performance based on segment net revenues and segment contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains or losses on asset sales or disposals and impairments by segment as not such information is accounted for at the segment level, nor is such information used by all segments.

YEAR ENDED DECEMBER 31, 2012 COMPARED TO 2011

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments, consisted of the following (in millions):

	Years Ended December 31,
	2012				2011
		Actavis				Actavis
	Actavis	Specialty	Anda		Actavis	Specialty	Anda
	Pharma	Brands	Distribution	Total	Pharma	Brands	Distribution	Total
Product sales	$4,385.2	$411.6	$986.4	$5,783.2	$3,320.2	$364.9	$776.2	$4,461.3
Other revenue	60.9	70.8		131.7	47.0	76.1	—	123.1

Net revenues	4,446.1	482.4	986.4	5,914.9	3,367.2	441.0	776.2	4,584.4
Operating expenses:
Cost of sales(1)	2,428.4	115.4	846.6	3,390.4	1,817.8	94.4	652.7	2,564.9
Research and development	255.6	146.2	—	401.8	227.7	67.7	—	295.4
Selling and marketing	281.2	175.5	89.8	546.5	156.0	168.6	77.2	401.8

Contribution	$1,480.9	$45.3	$50.0	$1,576.2	$1,165.7	$110.3	$46.3	$1,322.3

Contribution margin	33.3%	9.4%	5.1%	26.6%	34.6%	25.0%	6.0%	28.8%
General and administrative				624.8				353.1
Amortization				481.1				354.3
Loss on asset sales and impairments, net				149.5				78.7

Operating income				$320.8				$536.2

Operating margin				5.4%				11.7%

(1)	Excludes amortization of acquired intangibles including product rights.

Actavis Pharma Segment

Net Revenues

Our Actavis Pharma segment develops, manufactures, markets, sells and distributes generic, branded generic and OTC products. Generic products are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the brand product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a brand product, or if we are successful in developing a bioequivalent, non-infringing version of a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. Additionally, we distribute generic versions of third parties’ brand products (sometimes known as “Authorized Generics”) to the extent such arrangements are complementary to our core business. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties.

Net revenues in our Actavis Pharma segment include product sales and other revenue. Our Actavis Pharma segment product line includes a variety of products and dosage forms. Indications for this line include pregnancy prevention, pain management, depression, hypertension, attention-deficit/hyperactivity disorder and smoking cessation. Dosage forms include oral solids, semi-solids, liquids, gels, transdermals, injectables, inhalation and oral transmucosals.

Other revenues consist primarily of royalties, milestone receipts, commission income and revenue from licensing arrangements.

Net revenues within our Actavis Pharma segment increased 32.0% or $1,078.9 million to $4,446.1 million for the year ended December 31, 2012 compared to net revenues of $3,367.2 million in the prior year. The increase in net revenues was primarily due to higher net revenues as a result of the Actavis Group, Ascent and Specifar acquisitions in October 2012, January 2012 and May 2011, respectively ($637.9 million), increased unit sales of authorized generic versions of Concerta® (methylphenidate ER) and Lipitor ® (atorvastatin) ($280.2 million), which we launched in May 2011 and November 2011, respectively and increased U.S. unit sales related to new products including enoxaparin, progesterone capsules, levalbuteral, vancomycin hydrochloride, metformin hydrochloride extended-release, morphine sulfate extended-release and trospium choride ($247.2 million). Partially offsetting these increases were price and unit sales declines due to competition including metoprolol, potassium XR and fentanyl transdermal system ($116.2 million).

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

Cost of sales within our Actavis Pharma segment increased 33.6% or $610.6 million to $2,428.4 million for the year ended December 31, 2012 compared to $1,817.8 million in the prior year due to higher product sales. The increase in cost of sales was primarily due to product costs on atorvastatin, enoxaparin, metformin hydrochlorodine extended-release, progesterone capsules ($182.5 million) and increased unit sales as a result of the Actavis Group, Ascent and Specifar acquisitions in October 2012, January 2012 and May 2011, respectively ($406.6 million). Cost of sales as a percentage of net revenues increased to 54.6% from 54.0% in the prior year period primarily related to product mix.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses within our Actavis Pharma segment increased 12.3% or $27.9 million to $255.6 million for the year ended December 31, 2012 compared to $227.7 million in the prior year. The increase in R&D expenses was primarily due to higher costs associated with the Actavis Group acquisition.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Selling and marketing expenses within our Actavis Pharma segment increased 80.3% or $125.2 million to $281.2 million for the year ended December 31, 2012 compared to $156.0 million in the prior year primarily due to higher selling and marketing expenses incurred resulting from the Actavis Group, Ascent and Specifar acquisitions ($ 112.6 million).

Actavis Specialty Brands Segment

Net Revenues

Our Actavis Specialty Brands segment includes our key promoted products such as Rapaflo®, Gelnique®, Crinone®, Trelstar®, GeneressTM Fe, Androderm®, and Kadian® and a number of non-promoted products.

Other revenues in the Actavis Specialty Brands segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

Net revenues within our Actavis Specialty Brands segment increased 9.4% or $41.4 million to $482.4 million for the year ended December 31, 2012 compared to net revenues of $441.0 million in the prior year. The increase was due to higher product sales ($46.7 million) mainly resulting from new products including Generess® Fe, sodium ferric gluconate and Kadian®, which was acquired as part of the Actavis Group acquisition and key promoted products including Rapaflo®, Crinone® and INFeD®. This increase was partially offset by lower sales of certain non-promoted products.

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

Cost of sales within our Actavis Specialty Brands segment increased 22.2% or $21.0 million to $115.4 million for the year ended December 31, 2012 compared to $94.4 million in the prior year. The increase in cost of sales was due to higher product sales. Cost of sales as a percentage of net revenues increased to 23.9% from 21.4% in the prior year period due to product mix.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research costs, clinical and facilities costs associated with the development of our products.

R&D expenses within our Actavis Specialty Brands segment increased 116.0% or $78.5 million to $146.2 million for the year ended December 31, 2012 compared to $67.7 million in the prior year primarily due to an increase in biosimilar product development costs including recombinant follicle stimulating hormone (“rFSH”) and products being developed under our collaboration agreement with Amgen, Inc. ($59.6 million), higher contractual in-licensing costs ($13.5 million) and prior year fair value adjustment of certain contingent obligations relating to the acquisition of our progesterone business from Columbia Labs ($7.7 million), which lowered R&D expenses in the prior year.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Actavis Specialty Brands segment increased 4.1% or $6.9 million to $175.5 million for the year ended December 31, 2012 compared to $168.6 million in the prior year due to higher U.S. field force and support costs ($7.3 million), primarily related to increased headcount and higher commercial spending in Canada ($11.2 million) partially offset by lower U.S. product promotional spending ($11.9 million).

Anda Distribution Segment

Net Revenues

Our Anda Distribution segment distributes generic and certain select brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Actavis’ Actavis Pharma and Actavis Specialty Brands segments.

Net revenues within our Anda Distribution segment increased 27.1% or $210.2 million to $986.4 million for the year ended December 31, 2012 compared to net revenues of $776.2 million in the prior year. The increase was primarily due to an increase in third-party new product launches ($180.4 million) and an increase in U.S. base product sales, which includes volume increases in both generic and branded pharmaceutical product sales offset by price declines ($29.7 million).

Cost of Sales

Cost of sales includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales within our Anda Distribution segment increased 29.7% or $193.9 million to $846.6 million for the year ended December 31, 2012 compared to $652.7 million in the prior year due to higher product sales. Cost of sales as a percentage of revenue increased to 85.8% compared to 84.1% in the prior year period primarily due to an increase of sales to chain customers at lower than average margins.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs which support the Anda Distribution segment sales and marketing functions.

Selling and marketing expenses within our Anda Distribution segment increased 16.3% or $12.6 million to $89.8 million for the year ended December 31, 2012 compared to $77.2 million in the prior year primarily due to higher freight costs ($6.6 million), higher expenses associated with relocating our Groveport, Ohio distribution operations to the Olive Branch, Mississippi facility ($3.1 million), and higher sales related expenses ($2.4 million).

Corporate General and Administrative Expenses

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
General and administrative expenses	$624.8	$353.1	$271.7	76.9%
as % of net revenues	10.6%	7.7%

Corporate general and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses increased 76.9% or $271.7 million to $624.8 million for the year ended December 31, 2012 compared to $353.1 million in the prior year. The increase was primarily due to higher acquisition, integration and restructuring costs ($103.1 million), higher litigation charges ($82.7 million), higher costs resulting from the Actavis Group, Ascent and Specifar acquisitions in October 2012, January 2012 and May 2011, respectively ($61.1 million), higher legal costs ($16.3 million), and higher stock-based compensation expenses ($7.7 million).

Amortization

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Amortization	$481.1	$354.3	$126.8	35.8%
as % of net revenues	8.1%	7.7%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization expense for the year ended December 31, 2012 increased as a result of the amortization of atorvastatin and levalbutarol product rights associated with the launch of these products in late 2011 and 2012 ($40.8 million) and amortization of product rights and other intangible assets acquired in the Actavis Group, Specifar and Ascent acquisitions ($85.1 million) offset in part by product rights and other intangible assets which were fully amortized subsequent to the prior year period.

Loss on Asset Sales and Impairments, net

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Loss on asset sales and impairments, net	$149.5	$78.7	$70.8	90.0%

Loss on asset sales and impairments for the year ended December 31, 2012 includes a non-cash impairment charge related to product rights and in-process research and development intangible assets acquired in connection with the Specifar acquisition ($117.8 million), an impairment charge related to a manufacturing facility located in Greece ($40.3 million), an impairment related to the sale of a German subsidiary ($17.6 million) and an impairment related to API manufacturing assets in India ($1.6 million). Partially offsetting these charges was a fair value adjustment of the contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits ($27.5 million) and net gains on miscellaneous asset sales ($0.3 million). The impairment relating to the intangible assets acquired in connection with the Specifar acquisition was recorded during the fourth quarter of 2012 and related to esomeprazole product rights following the Company decision to discontinue selling the product as a result of products acquired in connection with the Actavis Group acquisition ($16.8 million). In addition, we recorded during the second quarter of 2012 a charge related to three products in development as a result of various factors occurring during the same period mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the carrying values ($101.0 million). The impairment for the Greece facility was due to a change in the intended use of the facility as a result of the Company’s decision during the third quarter of 2012 to discontinue further construction as a result of the planned acquisition of the Actavis Group.

Loss on assets sales and impairments for the year ended December 31, 2011 included an impairment charge of in-process research and development intangibles assets relating to progesterone gel business acquired from Columbia ($75.8 million), impairment charges of in-process research and development intangible assets acquired as part of the December 2, 2009 acquisition of the Arrow Group ($27.0 million), impairment charges related to the sale of our Australia R&D facility and two buildings at our Copiague, New York manufacturing facility ($14.4 million), an other-than-temporary impairment charges related to equity-method investments ($9.4 million) and a loss on the sale of an equity method investment ($2.4 million). These amounts were offset by fair value adjustments of certain contingent obligations relating to the acquisition of our progesterone gel business from Columbia Labs ($49.0 million) and net gains on the sale of certain assets ($1.3 million).

Interest Income

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Interest income	$2.5	$2.1	$0.4	19.0%

Interest Expense

	Year Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Interest expense—2009 Senior Notes	$49.3	$49.2	$0.1
Interest expence—2012 Senior Notes	32.8	—	32.8
Interest expense—Term Loan	5.9	—	5.9
Interest expense—Revolving Credit Facility	4.5	0.8	3.7
Interest expense—2006 Credit Facility	—	1.1	(1.1)
Interest expense—Manditorily Redeemable
Preferred Stock accretion	16.8	16.7	0.1
Interest expense—Contingent liability accretion	5.2	13.0	(7.8)
Interest expense—Foreign exchange currency option premium payable accretion	0.5	—	0.5
Interest expense—Other	1.7	1.0	0.7

Interest expense	$116.7	$81.8	$34.9	42.7%

Interest expense increased for the year ended December 31, 2012 over the prior year primarily due to interest expense on the Senior Notes issued in connection with the Actavis Group acquisition. For additional information refer to “NOTE 10 – Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Other Income (expense)

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Gain on sale of products	$88.7	$—	$88.7
Gain on sale of investments	28.8	0.8	28.0
Gain on sale of divested products	24.0	—	24.0
Loss on foreign exchange derivative	(70.4)	—	(70.4)
Bridge loan expenses	(37.1)	—	(37.1)
Earnings (losses) on equity method investments	1.3	(4.5)	5.8
Other income	3.2	3.2	—

Other income (expense)	$38.5	$(0.5)	$39.0	NM

Gain on Sale of Products

On October 29, 2012, the Company sold its Rugby over-the-counter (“OTC”) pharmaceutical products and trademarks to The Harvard Drug Group, L.L.C. (“Harvard”) for $116.6 million. Under the terms of the agreement, Harvard acquired the Rugby trademark and all rights to market, sell and distribute OTC products and nicotine gum products sold under the trademark. The Company retains all rights to manufacture, sell and distribute all store-branded OTC and nicotine gum products, as well as other non-Rugby OTC products in its portfolio. Actavis retains ownership of its nicotine gum Abbreviated New Drug Applications (ANDAs) as well as nicotine gum manufacturing facilities. Also as part of the transaction, Actavis and Harvard entered into a supply and license agreement under which Actavis will manufacture and supply nicotine gum products sold in the Rugby and Major labels. Major is Harvard’s existing private label brand. The Company recorded a gain of $88.7 million in other income (expense), in the fourth quarter of 2012.

Gain on Sale of Investments

On October 22, 2012, the Company sold its investment in Moksha8 for $46.6 million. Simultaneously, Actavis expanded its ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazil and Mexico markets in exchange for defined milestones and sales royalties. Actavis will continue to retain generic marketing rights in each market for all products licensed to Moksha8. The Company recorded a gain of $28.8 million in other income (expense) in the fourth quarter of 2012.

Gain on Sale of Divested Products

In order to obtain regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Actavis Group acquisition, Actavis was required to divest certain assets. On October 31, 2012, these products were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the fourth quarter of 2012.

Other Income (loss)

Included in other income (loss) for the year ended December 31, 2012 is approximately $70.4 million of realized losses for the derivative instruments entered into to mitigate the exposure resulting from movements of the U.S. dollar against the Euro in connection with the purchase of the Actavis Group and approximately $37.1 million for the expenses of the bridge loan entered into to fund the purchase of the Actavis Group. These losses were partially offset by $3.0 million contract termination settlement received by an equity method investee and a $0.8 million gain related to the revaluation of securities issued by an equity method investee.

Provision for Income Taxes

	Years Ended December 31,		Change
($ in millions)	2012	2011	Dollars	%
Provision for income taxes	$146.8	$196.9	$(50.1)	(25.4)%
Effective tax rate	59.9%	43.2%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to the inability to tax benefit losses incurred in certain foreign jurisdictions and the amortization and impairment of foreign intangibles being tax benefited at rates that are lower than the U.S. federal income tax rate.

The higher effective tax rate for the year ended December 31, 2012, as compared to the prior year period, is primarily a result of additional amortization relating to the Actavis foreign intangibles which is tax benefited at rates lower than the U.S. federal rate. In addition, the effective tax rate for the year ended December 31, 2012 included certain non-recurring items such as an impairment charge being tax benefited at a lower tax rate than the U.S. federal rate and a non deductible loss from a foreign exchange derivative for which no tax benefit was provided. These increases to the effective tax rate were partially offset by the reversal of a deferred tax liability related to the Ascent acquisition.

YEAR ENDED DECEMBER 31, 2011 COMPARED TO 2010

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments, consisted of the following (in millions):

	Years Ended December 31,
	2011				2010
		Actavis				Actavis
	Actavis	Specialty	Anda		Actavis	Specialty	Anda
	Pharma	Brands	Distribution	Total	Pharma	Brands	Distribution	Total
Product sales	$3,320.2	$364.9	$776.2	$4,461.3	$2,268.9	$316.3	$830.7	$3,415.9
Other revenue	47.0	76.1	—	123.1	69.5	81.5	—	151.0

Net revenues	3,367.2	441.0	776.2	4,584.4	2,338.4	397.8	830.7	3,566.9
Operating expenses:
Cost of sales(1)	1,817.8	94.4	652.7	2,564.9	1,198.9	88.4	711.2	1,998.5
Research and development	227.7	67.7	—	295.4	194.6	101.5	—	296.1
Selling and marketing	156.0	168.6	77.2	401.8	111.9	137.8	70.3	320.0

Contribution	$1,165.7	$110.3	$46.3	$1,322.3	$833.0	$70.1	$49.2	$952.3

Contribution margin	34.6%	25.0%	6.0%	28.8%	35.6%	17.6%	5.9%	26.7%
General and administrative				353.1				436.1
Amortization				354.3				180.0
Loss on asset sales and impairments, net				78.7				30.8

Operating income				$536.2				$305.4

Operating margin				11.7%				8.6%

(1)	Excludes amortization of acquired intangibles including product rights.

Actavis Pharma Segment

Net Revenues

Net revenues from our Actavis Pharma segment increased 44.0% or $1,028.8 million to $3,367.2 million for the year ended December 31, 2011 compared to net revenues of $2,338.4 million in the prior year. The increase in net revenues was primarily due to higher sales of extended release products ($620.3 million), primarily attributable to the May 2011 launch of an authorized generic version of Concerta® (methylphenidate ER), the November 2011 launch of an authorized generic version of Lipitor® (atorvastatin) and higher international revenues ($75.8 million) as a result of the Specifar acquisition in May 2011 and a number of product launches in certain key markets.

Cost of Sales

Cost of sales within our Actavis Pharma segment increased 51.6% or $618.9 million to $1,817.8 million for the year ended December 31, 2011 compared to $1,198.9 million in the prior year due to higher product sales. Cost of sales as a percentage of net revenue increased to 54.0% from 51.3% in the prior year due to the launch of authorized generic versions of methylphenidate ER and atorvastatin in May 2011 and November 2011, respectively. Under our agreements with Pfizer, Inc. and Ortho-McNeil-Janssen Pharmaceuticals, Inc., our share of the gross profit on sales of atorvastatin and methylphenidate ER, respectively, are lower than our average gross profit margins. Our share of the gross profit on sales methylphenidate ER increased each quarter during 2011 and since launch and will continue to increase through the middle of 2012. In 2011, our gross margins were favorably impacted by a fair value adjustment of certain contingent obligations due to the Arrow Group selling shareholders based on the after-tax gross profits (as defined under the agreement) on expected future sales of atorvastatin ($7.8 million) and lower cost of sales across other areas of the segment.

Research and Development Expenses

R&D expenses within our Actavis Pharma segment increased 17.0% or $33.1 million to $227.7 million for the year ended December 31, 2011 compared to $194.6 million in the prior year. The increase in R&D expenses was primarily due to higher product development costs, bio-study costs and test chemical costs ($14.4 million), higher international R&D expenditures as a result of the Specifar acquisition in May 2011 and higher R&D expenses in certain other international locations ($12.2 million) and higher third-party product technology consulting fees ($9.9 million). Partially offsetting these increases in 2011 were lower global supply chain initiative costs ($4.6 million) associated with the closure of our Corona, CA and Australian R&D centers.

Selling and Marketing Expenses

Selling and marketing expenses within our Actavis Pharma segment increased 39.4% or $44.1 million to $156.0 million for the year ended December 31, 2011 compared to $111.9 million in the prior year primarily due to higher selling and marketing expenses incurred within international operations resulting from our acquisition of Specifar and higher selling and marketing expenses in certain other international markets ($37.0 million).

Actavis Specialty Brands Segment

Net Revenues

Net revenues from our Actavis Specialty Brands segment increased 10.9% or $43.2 million to $441.0 million for the year ended December 31, 2011 compared to net revenues of $397.8 million in the prior year. The increase was attributed to higher product sales ($48.6 million), primarily due to increased sales of key promoted products including Rapaflo® and new products including, GeneressTM Fe, sodium ferric gluconate and Crinone® (acquired during 2010), offset by lower sales of certain other products. Other revenue decreased $5.4 million primarily due to the out-licensing of a number of legacy brand products in the prior year.

Cost of Sales

Cost of sales within our Actavis Specialty Brands segment increased 6.8% or $6.0 million to $94.4 million for the year ended December 31, 2011 compared to $88.4 million in the prior year. The increase in cost of sales was primarily due to higher product sales. Cost of sales as a percentage of net revenue decreased to 21.4% from 22.2% in the prior year due to product mix.

Research and Development Expenses

R&D expenses within our Actavis Specialty Brands segment decreased 33.3% or $33.8 million to $67.7 million for the year ended December 31, 2011 compared to $101.5 million in the prior year primarily due to lower contractual milestone payments ($24.6 million) and lower expenses resulting from the revaluation of certain contingent obligations relating to our progesterone business ($15.4 million) partially offset by higher expenditures associated with our biosimilar product development program ($10.2 million).

Selling and Marketing Expenses

Selling and marketing expenses within our Actavis Specialty Brands segment increased 22.4% or $30.8 million to $168.6 million for the year ended December 31, 2011 compared to $137.8 million in the prior year primarily due to higher field force, marketing and support costs in the U.S. ($20.6 million), higher product promotional spending ($5.4 million) and expansion costs in Canada ($4.8 million).

Anda Distribution Segment

Net Revenues

Net revenues from our Anda Distribution segment decreased 6.6% or $54.5 million to $776.2 million for the year ended December 31, 2011 compared to net revenues of $830.7 million in the prior year due to lower sales from third-party product launches ($56.2 million), partially offset by an increase in the base business.

Cost of Sales

Cost of sales within our Anda Distribution segment decreased 8.2% or $58.5 million to $652.7 million for the year ended December 31, 2011 compared to $711.2 million in the prior year due to lower product sales. Cost of sales as a percentage of revenue improved to 84.1% compared to 85.6% in the prior year as the prior year was negatively impacted by a number of product launches at lower margins.

Selling and Marketing Expenses

Anda Distribution segment selling and marketing expenses increased 9.8% or $6.9 million to $77.2 million for the year ended December 31, 2011 compared to $70.3 million in the prior year primarily due to higher operating expenses ($3.7 million) and freight and logistics costs ($3.2 million).

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

The Company’s amortizable assets consist primarily of acquired product rights. Amortization expense for the year ended December 31, 2011 increased as a result of amortization of the atorvastatin product rights ($82.2 million), amortization of product rights acquired in the Specifar acquisition ($22.5 million) and higher amortization in our international business as a result of product launches and higher amortization rates. Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on product rights and other intangible assets is estimated to be $358.7 million in 2012, $257.0 million in 2013, $235.7 million in 2014, $158.5 million in 2015 and $72.5 million in 2016.

Loss on Asset Sales and Impairments, net

	Years Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
Loss on asset sales and impairments, net	$78.7	$30.8	$47.9	NM

Loss on asset sales and impairments for the year ended December 31, 2011 includes an impairment charge of in-process research and development intangibles assets relating to progesterone gel business acquired from Columbia ($75.8 million), impairment charges of in-process research and development intangible assets acquired as part of the December 2, 2009 acquisition of the Arrow Group ($27.0 million), impairment charges related to the sale of our Australia R&D facility and two buildings at our Copiague, New York manufacturing facility ($14.4 million), an other-than-temporary impairment charges related to equity-method investments ($9.4 million) and a loss on the sale of an equity method investment ($2.4 million). These amounts were offset by fair value adjustments of certain contingent obligations relating to the acquisition of our progesterone gel business from Columbia Labs ($49.0 million) and net gains on the sale of certain assets ($1.3 million).

Loss on asset sales and impairments for the year ended December 31, 2010 includes an impairment charge for certain acquired in-process research and development (“IPR&D”) intangibles acquired in the December 2, 2009 acquisition of the Arrow Group ($28.6 million). Additionally, we recognized a loss on the sale of stock in our Sweden subsidiary.

Interest Income

	Years Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
Interest income	$2.1	$1.6	$0.5	31.3%

Interest Expense

	Year Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
Interest expense — 2009 Senior Notes	$49.2	$48.8	$0.4
Interest expense — Revolving Credit Facility	0.8	—	0.8
Interest expense — 2006 Credit Facility	1.1	3.7	(2.6)
Interest expense — Manditorily Redeemable Preferred Stock accretion	16.7	15.2	1.5
Interest expense — Contingent liability accretion	13.0	15.4	(2.4)
Interest expense — Other	1.0	1.0	—

Interest expense	$81.8	$84.1	$(2.3)	(2.7)%

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

Other Income (expense), net

	Years Ended December 31,		Change
($ in millions)	2011	2010	Dollars	%
Gain (loss) on sale of investments	$0.8	$25.6	$(24.8)
Earnings (loss) on equity method investments	(4.5)	1.6	(6.1)
Loss on early extinguishment of debt	—	(0.5)	0.5
Other income	3.2	1.0	2.2

Other income (expense), net	$(0.5)	$27.7	$(28.2)	NM

Gain (loss) on Sale of Investments

During 2010, we completed the sale of our outstanding shares of Scinopharm Taiwan Ltd. (“Scinopharm”) for net proceeds of approximately $94.0 million and recorded a gain of $23.3 million.

Earnings on Equity Method Investments

The Company’s investments in equity method investments at December 31, 2011 consist of its investments in Columbia and Moksha8 and certain equity method investments in privately held companies acquired as part of December 2, 2009 acquisition of the Arrow Group. The Company’s equity investments are accounted for under the equity-method when the Company’s ownership does not exceed 50% and when the Company can exert significant influence over the management of the investee. In addition to recording our share of equity investment earnings (losses), during the year ended December 31, 2011, we also recognized amortization expense related to the underlying intangible assets associated with our equity method investments of $1.2 million. Earnings (losses) on equity method investments for the year ended December 31, 2010 primarily represent our share of equity earnings in Scinopharm Taiwan Ltd. (“Scinopharm”), which was sold in March 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital Position

Working capital at December 31, 2012 and 2011 is summarized as follows:

($ in millions):	2012	2011	Increase (Decrease)
Current Assets:
Cash and cash equivalents	$319.0	$209.3	$109.7
Marketable securities	9.0	14.9	(5.9)
Accounts receivable, net of allowances	1,303.4	1,165.7	137.7
Inventories, net	1,543.2	889.4	653.8
Prepaid expenses and other current assets	403.5	122.3	281.2
Deferred tax assets	301.6	168.1	133.5

Total current assets	3,879.7	2,569.7	1,310.0

Current liabilities:
Accounts payable and accrued expenses	2,428.9	1,535.4	893.5
Income taxes payable	68.4	106.7	(38.3)
Current portion of long-term debt and capital leases	176.2	184.5	(8.3)
Other	37.1	12.9	24.2

Total current liabilities	2,710.6	1,839.5	871.1

Working Capital	$1,169.1	$730.2	$438.9

Current Ratio	1.43	1.40

Working capital increased $438.9 million to $1,169.1 million at December 31, 2012 compared to $730.2 million at December 31, 2011. The increase in working capital was primarily due to net income adjusted for non-cash items including amortization, depreciation, loss on asset sales and impairments, net and unrealized losses on foreign exchange derivatives ($647.8 million), proceeds from divested products ($232.5 million) and working capital acquired in connection with the Ascent and Actavis Group acquisitions ($319.7 million) partially offset by payments on debt and debt issuance costs, net of excess long-term debt borrowings used to fund the Actavis Group acquisition ($602.0 million) and capital expenditures ($137.5 million).

Cash Flows from Operations

Summarized cash flow from operations is as follows:

	Years Ended December 31,
($ in millions)	2012	2011	2010
Net cash provided by operating activities	$665.8	$632.0	$571.0

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $665.8 million for the year ended December 31, 2012, compared to $632.0 million for the year ended December 31, 2011. Net cash provided by operations was higher in 2012 compared to 2011 primarily related to:

•	a net increase in the amount of cash provided by changes in accounts receivable ($962.0 million), as a result of both timing of significant product launches and the normal cash collection cycle; and,

•

a net decrease in the amount of cash used by changes in inventories ($276.0 million), primarily as a result of an inventory build-up in 2011 in connection with our November 2011 launch of generic version of Lipitor® (atorvastatin) and an increase in inventory reserve provisions in 2012.

These increases were partially offset by:

•

a net decrease in the amount of cash provided by changes in accounts payable and accrued expenses ($449.1 million), primarily as a result of payments to Pfizer that were accrued at December 31, 2011 in connection with our launch of atorvastatin in November 2011; and,

•

a net decrease in amount of cash provided by changes in income and other taxes ($216.1 million) primarily as a result of higher earnings in the prior year period and consequently, higher taxes paid in 2012 compared to the prior year period.

Cash provided by operating activities was $632.0 million for the year ended December 31, 2011, compared to $571.0 million for the year ended December 31, 2010. Net cash provided by operations was higher in 2011 compared to 2010 primarily due to higher cash earnings (i.e., net income adjusted for certain non-cash items) and higher accounts payable and accrued expenses, partially offset by higher accounts receivable and inventories.

Management expects that available cash balances and 2013 cash flows from operating activities will provide sufficient resources to fund our operating liquidity needs and expected 2013 capital expenditure funding requirements.

Investing Cash Flows

Our cash flows from investing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2012	2011	2010
Net cash used in investing activities	$5,749.0	$719.0	$74.1

Investing cash flows consist primarily of cash used in acquisitions of businesses and intangibles (primarily product rights), capital expenditures for property and equipment and purchases of investments and marketable securities partially offset by proceeds from the sale of investments and marketable securities. Net cash used in investing activities was $5,749.0 million in 2012 compared to $719.0 million in 2011 and $74.1million in 2010. Included in 2012 was cash used in connection with the Actavis Group acquisition, net of cash acquired ($5,359.3 million), Ascent acquisition, net of cash acquired ($383.5 million), capital expenditures for property and equipment ($137.5 million) and investment in foreign exchange derivative ($156.7 million). Partially offsetting these uses of cash were proceeds from the sale of the Rugby assets ($116.6 million), products divested in connection with the Actavis Group acquisition ($115.9 million) and the sale of our Moksh8 equity investment ($46.6 million).

Included in 2011 was cash used in connection with the Specifar acquisition, net of cash acquired ($561.2 million), acquisition of a portfolio of generic pharmaceutical products accounted for as business combinations ($10.5 million), licensing and milestone payments made under license and manufacturing supply agreements accounted for as business combinations ($3.4 million) and capital expenditures for property and equipment ($126.7 million).

Included in 2010 was cash used in the acquisition of businesses ($67.5 million), which included the acquisition of the Crinone® and progesterone gel business from Columbia Laboratories, Inc. ($47.0 million) and acquisition of the remaining interest in Eden Biopharm Group Limited ($15.0 million), additions to long-term investments ($43.7 million), which included cash used to acquire an approximate 22% ownership share in Moksha8 ($30.0 million) and cash used to acquire 11.2 million shares, or an approximate 13% ownership share, in Columbia ($11.5 million) and capital expenditures for property and equipment ($56.6 million). Partially offsetting these uses of cash were proceeds from the sale of our investment in Scinopharm ($94.0 million).

Financing Cash Flows

Our cash flows from financing activities are summarized as follows:

	Years Ended December 31,
($ in millions)	2012	2011	2010
Net cash provided by (used in) financing activities	$5,189.6	$16.4	$(411.3)

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. Cash provided by financing activities in 2012 was $5,189.6 million and included proceeds from the issuance of 2012 Senior Notes and the Term Loan Credit Agreement to fund the purchase of the Actavis Group ($3.9 billion and $1.8 billion, respectively), proceeds from borrowing under the Revolving Credit Facility ($375.0 million) and proceeds from stock option exercises ($18.8 million) partially offset by principal payments on debt ($679.7 million), payments on contingent consideration liabilities primarily related to atorvastatin ($105.3 million), debt issuance costs ($77.8 million) and the repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($16.1 million). Cash provided by financing activities in 2011 was $16.4 million and included borrowings under the 2006 Credit facility ($400.0 million), which included borrowings to fund the Specifar Acquisition ($250.0 million) and proceeds from stock issued under our incentive compensation plans ($54.9 million), offset by debt repayments ($428.8 million). Cash used in financing activities in 2010 was $411.3 million and primarily related to the repayment of borrowings made under the 2006 Credit Facility ($400.0 million).

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows:

	2012	2011	Increase (Decrease)
($ in millions)
Current portion of long-term debt and capital leases	$176.2	$184.5	$(8.3)
Long-term debt and capital leases	6,257.1	848.5	5,408.6

Total debt outstanding	$6,433.3	$1,033.0	$5,400.3

Debt to capital ratio	62.5%	22.5%

On October 2, 2012, the Company issued $3.9 billion in senior debt (the “2012 Senior Notes”). This debt was issued in three tranches as follows:

•	$1,200.0 million aggregate principal amount of 1.875% senior notes due October 1, 2017,

•	$1,700.0 million aggregate principal amount of 3.250% senior notes due October 1, 2022, and

•	$1,000.0 million aggregate principal amount of 4.625% senior notes due October 1, 2042.

Interest payments on the 2012 Senior Notes are due semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. Net proceeds from the offering of the 2012 Senior Notes were used for the acquisition of the Actavis Group. The outstanding balance under the 2012 Senior Notes at December 31, 2012 was $3,866.1 million.

On October 31, 2012, the Company borrowed $1,800.0 million under a senior unsecured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) to fund in part the acquisition of the Actavis Group. Borrowings under the Term Loan Credit Agreement will mature on the fifth anniversary of the closing date of the Actavis Group acquisition. The outstanding principal amount under the Term Loan Credit Agreement is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the closing date of the Actavis Group acquisition (beginning with the quarter ending March 31, 2013), with the remaining balance payable on the maturity date. Borrowings under the Term Loan Credit Agreement bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurodollar rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate as publicly announced by the Administrative Agent or (c) the one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is currently set at 0.50% for base rate loans and 1.50% for Eurodollar rate loans. On December 10, 2012, the Company prepaid $100.0 million principal amount under the Term Loan Credit Agreement. The outstanding balance under the Term Loan Credit Agreement at December 31, 2012 was $1,700.0 million.

On August 24, 2009, the Company issued $450.0 million aggregate principal amount of 5.00% senior notes due 2014 and $400.0 million aggregate principal amount of 6.125% senior notes due 2019 (the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010 at an effective annual interest rate of 5.43% on the 2014 Notes and 6.35% on the 2019 Notes. The outstanding balance under the 2009 Senior Notes at December 31, 2012 was $848.8 million.

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

There was no balance outstanding under the Revolving Credit Facility at December 31, 2012. As of December 31, 2012, the net availability under the Revolving Credit Facility, reflecting $6.7 million of outstanding letters of credit, was $743.3 million.

For additional information on the outstanding debt obligations refer to “NOTE 10 – Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

Long-term Obligations

The following table lists our enforceable and legally binding obligations as of December 31, 2012. Some of the amounts included herein are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligation we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period (Including Interest on Debt)
(in millions):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt and other debt(1)	$8,787.9	$370.6	$1,490.0	$2,506.2	$4,421.1
Contingent consideration liabilities(2)	363.1	347.3	7.7	2.8	5.3
Operating lease obligations(3)	183.9	38.1	76.6	27.4	41.8
Capital lease obligations(4)	21.4	7.9	11.5	2.0	—
Milestone obligations(5)	505.3	71.4	251.6	106.8	75.5
Other obligations and commitments(6)	390.5	214.2	176.3	—	—

Total(7)	$10,252.1	$1,049.5	$2,013.7	$2,645.2	$4,543.7

(1)	Amounts represent total anticipated cash payments and anticipated interest payments, as applicable, on the 2012 and 2009 Senior Notes, the Term Loan Credit Agreement and amounts outstanding on other long term-debt obligations assuming existing debt maturity or redemption schedules. Amounts exclude fair value adjustments, discounts or premiums on outstanding debt obligations.

(2)	Amount primarily represents contingent consideration obligations resulting from the Actavis Group acquisition potentially payable in the form of up to 5.5 million newly issued shares of Watson common stock or, under certain circumstances, in cash. The Arrow contingent obligations include amounts due to Arrow Selling Shareholders on the after-tax gross profits on sales of atorvastatin in the U.S. (as defined under the agreement). For a more detailed description of the terms of the contingent consideration liabilities, refer to “NOTE 11 — Other Long-Term Liabilities” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

(3)	Amount represents operating leases for the Company’s global business. Leases are for rental of office space, office and laboratory equipment, and autos. There are no contingent rental amounts or sublease rentals.

(4)	Amount represents capital leases for the Company’s global business. Leases are for property, plant and equipment, vehicles and furniture and fixtures.

(5)	We have future potential milestone payments payable to third parties as part of our licensing and development programs. Payments under these agreements generally become due and payable upon the satisfaction or achievement of certain developmental, regulatory or commercial milestones. Amounts represent contractual payment obligations due on achievement of developmental, regulatory or commercial milestones based on anticipated approval dates assuming all milestone approval events are met. Milestone payment obligations are uncertain, including the prediction of timing and the occurrence of events triggering a future obligation and are not reflected as liabilities in our consolidated balance sheet. Amounts in the table above do not include royalty obligations on future sales of product as the timing and amount of future sales levels and costs to produce products subject to milestone obligations is not reasonably estimable.

(6)	Other obligations and commitments include agreements to purchase third-party manufactured products, capital purchase obligations for the construction or purchase of property, plant and equipment and the liability for income tax associated with uncertain tax positions.

(7)	Total does not include contractual obligations already included in current liabilities on our Consolidated Balance Sheet (except for capital leases and the current portion of long-term debt) or certain purchase obligations, which are discussed below.

For purposes of the table above, obligations for the purchase of goods or services are included only for purchase orders that are enforceable, legally binding and specify all significant terms including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the timing of the obligation. Our purchase orders are based on our current manufacturing needs and are typically fulfilled by our suppliers within a relatively short period. At December 31, 2012, we have open purchase orders that represent authorizations to purchase rather than binding agreements that are not included in the table above.

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

The provision for chargebacks as a percentage of gross revenues has decreased from 20.3% in 2010, 17.6% in 2011 and 15.9% in 2012 primarily related to growth of international revenues as a result of the acquisitions of Specifar in 2011, and Ascent and Actavis in January and October 2012, respectively, in the Actavis Pharma Segment. The provision for rebates has increased from 13.0% in 2010, 15.0% in 2011 and 15.5% in 2012 primarily related to the growth of international revenues as a result of the acquisitions of Specifar in 2011 and Ascent and Actavis in January and October 2012, respectively, in the Actavis Pharma segment. Returns and other allowances increased due to returns for new product launches and other allowances related to new product launches and customer and product mix. The increase in provision for cash discounts is due to the acquisitions of Specifar, Ascent and Actavis.

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

IPR&D intangible assets represent the value assigned to acquired research and development projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that we have acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets will be subject to impairment testing until completion or abandonment of each project. Impairment testing will require the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, research and development costs, selling and marketing costs), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. Changes in these assumptions or uncertainties could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results. During 2012, the Company recorded $101.0 million impairment charges related to certain IPR&D assets acquired in the Specifar acquisition. The impairments were related to delays in expected launch dates, and other competitive factors that resulted in lower forecasted pricing and additional projected manufacturing costs. These events led us to revise the estimated fair value of these IPR&D assets compared to the carrying values. In 2011, the Company recorded $102.8 million impairment charges related to certain IPR&D assets due to changes in market conditions in certain international locations and forecasted performance of certain products not yet launched.

Upon successful completion of each project and approval of the product, Actavis will make a separate determination of useful life of the intangible, transfer the amount to currently marketed products and amortization expense will be recorded over the estimated useful life.

Recognizing and Measuring Assets Acquired and Liabilities Assumed in Business Combinations at Fair Value

We account for acquired businesses using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect an acquired business after the completion of the acquisition. The fair value of the consideration paid, including contingent consideration, is assigned to the underlying net assets of the acquired business based on their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Beginning in 2009, amounts allocated to IPR&D are included on the balance sheet. Intangible assets, including IPR&D assets upon successful completion of the project and approval of the product, are amortized on a straight-line basis to amortization expense over the expected life of the asset. Significant judgments are used in determining the estimated fair values assigned to the assets acquired and liabilities assumed and in determining estimates of useful lives of long-lived assets. Fair value determinations and useful life estimates are based on, among other factors, estimates of expected future net cash flows, estimates of appropriate discount rates used to present value expected future net cash flow streams, the timing of approvals for IPR&D projects and the timing of related product launch dates, the assessment of each asset’s life cycle, the impact of competitive trends on each asset’s life cycle and other factors. These judgments can materially impact the estimates used to allocate acquisition date fair values to assets acquired and liabilities assumed and the resulting timing and amount of amounts charged to, or recognized in current and future operating results. For these and other reasons, actual results may vary significantly from estimated results.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued new guidance that changed the indefinite-lived intangible assets impairment guidance. The revised standard provides entities an option to assess qualitative factors to determine whether performing a quantitative test necessary. If an entity believes, as a result of its qualitative test that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, then the quantitative test would need to be performed. Otherwise no further testing is required. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The new guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company completed its most recent indefinite-lived intangible assets’ impairment test during the second quarter of 2012 and recognized an impairment loss associated with in-process research and development, for additional information refer to “NOTE 9 – Goodwill, Products Rights and Other Intangible Assets.” The adoption of this new guidance did not have any impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion provides forward-looking quantitative and qualitative information about our potential exposure to market risk. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings. We are exposed to market risk for changes in the market values of our investments (Investment Risk) and the impact of interest rate changes (Interest Rate Risk) and the impact of foreign currency exchange changes (Foreign Currency Exchange Risk).

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

Investment Risk

As of December 31, 2012, our total investments in marketable and equity securities of other companies, including equity method investments were $19.6 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At December 31, 2012, there were no borrowings outstanding under our Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest based on one-month London Interbank Offered

Rate (“LIBOR”), plus an applicable margin of 1.25%. At December 31, 2012, borrowings outstanding under the Term Loan Credit Agreement were $1,700.0 million. Borrowings under the Term Loan Credit Agreement will mature on the fifth anniversary of the closing date of the Actavis Group acquisition. The outstanding principal amount under the Term Loan Credit Agreement is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the closing date of the Actavis Group acquisition (beginning with the quarter ending March 31, 2013), with the remaining balance payable on the maturity date. Borrowings under the Term Loan Credit Agreement bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurodollar rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate as publicly announced by the Administrative Agent or (c) the one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is currently set at 0.50% for base rate loans and 1.50% for Eurodollar rate loans. Assuming a one percent increase in the applicable interest rate, annual interest expense under the Term Loan Credit Agreement would increase by approximately $16.2 million in 2013.

Fixed Rate Debt

On October 2, 2012, the Company issued $1,200.0 million aggregate principal amount of 1.875% senior notes due October 1, 2017 (“2017 Notes”), $1,700.0 million aggregate principal amount of 3.250% senior notes due October 1, 2022 (“2022 Notes”), and $1,000.0 million aggregate principal amount of 4.625% senior notes due October 1, 2042 (“2042 Notes” and together with the 2017 Notes and the 2022 Notes”, the “2012 Senior Notes”. Interest payments on the 2012 Senior Notes are due semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. The outstanding balance under the 2012 Senior Notes at December 31, 2012 was $3,866.1 million. On August 24, 2009, the Company issued $450.0 million aggregate principal amount of 5.00% senior notes due 2014 and $400.0 million aggregate principal amount of 6.125% senior notes due 2019 (the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010 at an effective annual interest rate of 5.43% on the 2014 Notes and 6.35% on the 2019 Notes. The outstanding balance under the 2009 Senior Notes at December 31, 2012 was $848.8 million. As of December 31, 2012, the aggregate fair value of the 2009 and 2012 Senior Notes was $248.2 million greater than the carrying value. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our Senior Notes would not be material on our financial condition, results of operations or cash flows. Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our other notes payable approximated their carrying values on December 31, 2012.

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

In April 2012, the Company entered into foreign exchange derivative contracts including options and forward contracts, with an aggregate notional value of €4.25 billion, to hedge the Company’s agreed upon purchase price of Actavis Group. These derivatives were purchased to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the acquisition of Actavis Group. The foreign currency derivative contracts outstanding were settled on October 31, 2012. Since these derivatives are hedges of foreign currency exposures for a business combination denominated in a foreign currency, change in the value of the derivatives are recognized in the statement of operations. For the year ended December 31, 2012, net losses on foreign exchange derivatives was $70.4 million. Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the years ended December 31, 2012, 2011 or 2010, respectively.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2012.

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

On January 24, 2012 and October 31, 2012, the Company completed the acquisitions of Ascent and the Actavis Group, respectively. As a result, management excluded the Ascent and Actavis Group businesses from its assessment of internal control over financial reporting. Ascent and Actavis Group, a wholly owned subsidiaries of the Company, represents 1% and 15% of the total assets (excluding amounts resulting from purchase price allocation); and 2% and 7% of net revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2012, respectively.

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 15(a)(1) of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2012, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have filed with the New York Stock Exchange the most recent annual Chief Executive Officer Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The information concerning directors of Actavis required under this Item is incorporated herein by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2013 Annual Meeting of Stockholders to be held on May 10, 2013 (our “2013 Proxy Statement”).

Information concerning our Audit Committee and the independence of its members, along with information about the financial expert(s) serving on the Audit Committee, is set forth in the Audit Committee section of our 2013 Proxy Statement and is incorporated herein by reference.

Executive Officers of the Registrant

Below are our executive officers as of February 21, 2013:

Name	Age	Principal Position with Registrant
Paul M. Bisaro	52	President and Chief Executive Officer
Sigurdur O. Olafsson	44	President, Global Generics
G. Frederick Wilkinson	56	President, Global Brands
Robert A. Stewart	45	President, Global Operations
R. Todd Joyce	55	Chief Financial Officer — Global
David A. Buchen	48	Chief Legal Officer — Global
Charles M. Mayr	56	Chief Communications Officer — Global
Patrick J. Eagan	55	Chief Human Resources Officer — Global

Paul M. Bisaro

Paul M. Bisaro, age 52, has served as President and Chief Executive Officer since September 2007. Prior to joining Watson, Mr. Bisaro was President and Chief Operating Officer of Barr Pharmaceuticals, Inc. (“Barr”) from 1999 to 2007. Between 1992 and 1999, Mr. Bisaro served as General Counsel and from 1997 to 1999 served in various additional capacities including Senior Vice President — Strategic Business Development. Prior to joining Barr, he was associated with the law firm Winston & Strawn and a predecessor firm, Bishop, Cook, Purcell and Reynolds from 1989 to 1992. Mr. Bisaro also served as a Senior Consultant with Arthur Andersen & Co. Mr. Bisaro received his undergraduate degree in General Studies from the University of Michigan in 1983 and a Juris Doctor from Catholic University of America in Washington, D.C. in 1989.

Sigurdur O. Olafsson

Sigurdur O. Olafsson, age 44, was appointed President, Actavis Pharma on April 27, 2012. He joined Watson as Executive Vice President, Global Generics in September 2010. Prior to joining Watson, Mr. Olafsson served as Chief Executive Officer of the Actavis Group from 2008 to 2010. From 2006 until 2008 Mr. Olafsson served as Deputy CEO of the Actavis Group and was CEO, Actavis Inc. U.S. and Chief Executive Corporate Development from 2003 to 2006, where he led Actavis’ sales and marketing organization. Prior to joining Actavis, he held a number of positions with Pfizer’s Global Research and Development organization in both the U.S. and the U.K. from 1998 to 2003. Prior to joining Pfizer, he served as Head of Drug Development for Omega Farma in Iceland for four years. Mr. Olafsson has a M.S. in Pharmacy (Cand Pharm) from the University of Iceland.

G. Frederick Wilkinson

G. Frederick Wilkinson, age 56, was appointed President Actavis Specialty Brands on April 27, 2012. He joined Watson as Executive Vice President, Actavis Specialty Brands in September 2009. Prior to joining Watson, Mr. Wilkinson was President and Chief Operating Officer of Duramed Pharmaceuticals, Inc. the proprietary products subsidiary of Barr from 2006 to 2009. Prior to joining Duramed Pharmaceuticals, Inc., he was President and Chief Executive Officer of Columbia Laboratories, Inc. from 2001 to 2006. From 1996 to

2001, Mr. Wilkinson was Senior Vice President and Chief Operating Officer of Watson Pharmaceuticals, Inc. Prior to joining Watson, he spent sixteen years at Sandoz, Inc. in numerous senior management positions of increasing responsibility. Mr. Wilkinson received his M.B.A. from Capital University in 1984 and his B.S. in Pharmacy from Ohio Northern University in 1979. Mr. Wilkinson serves as the Company designee on the Board of Directors for Columbia Laboratories, Inc.

Robert A. Stewart

Robert A. Stewart, age 45, was appointed President, Global Operations on April 27, 2012. As President, Global Operations, Mr. Stewart is responsible for managing Watson’s Anda, Inc. distribution business, in addition to Global Operations. He had served as Executive Vice President, Global Operations, since August 2010. He joined Watson in November 2009 as Senior Vice President, Global Operations. Prior to joining Watson, Mr. Stewart held various positions with Abbott Laboratories, Inc. from 2002 until 2009 where he most recently served as Divisional Vice President, Global Supply Chain. From 2005 until 2008, he served as Divisional Vice President, Quality Assurance and prior to this position served as Divisional Vice President for U.S./Puerto Rico and Latin America Plant Operations as well as Director of Operations for Abbott’s Whippany plant. Prior to joining Abbott Laboratories, Inc., he worked for Knoll Pharmaceutical Company from 1995 to 2001 and Hoffman La-Roche Inc. Mr. Stewart received B.S. degrees in Business Management / Finance in 1994 from Fairleigh Dickinson University.

R. Todd Joyce

R. Todd Joyce, age 55, was appointed Chief Financial Officer — Global on April 27, 2012. Mr. Joyce had served as Executive Vice President, Chief Financial Officer since March 2011. He had previously served as Senior Vice President, Chief Financial Officer since October 2009. Mr. Joyce joined Watson in 1997 as Corporate Controller, and was named Vice President, Corporate Controller and Treasurer in 2001. During the periods October 2006 to November 2007 and from July 2009 until his appointment as Chief Financial Officer, Mr. Joyce served as interim Principal Financial Officer. Prior to joining Watson, Mr. Joyce served as Vice President of Tax from 1992 to 1996 and as Vice President of Tax and Finance from 1996 until 1997 at ICN Pharmaceuticals. Prior to ICN Pharmaceuticals, Mr. Joyce served as a Certified Public Accountant with Coopers & Lybrand and Price Waterhouse. Mr. Joyce received a B.S. in Business Administration from the University of North Carolina at Chapel Hill in 1983 and a M.S. in Taxation from Golden Gate University in 1992.

David A. Buchen

David A. Buchen, age 48, was appointed Chief Legal Officer – Global on April 27, 2012. He also serves as Secretary to Watson’s Board of Directors. Mr. Buchen had served as Executive Vice President, General Counsel and Secretary since March 2011. He had served as Senior Vice President, General Counsel and Secretary from November 2002 to March 2011. From November 2000 to November 2002, Mr. Buchen served as Vice President and Associate General Counsel. From February 2000 to November 2000, he served as Vice President and Senior Corporate Counsel. From November 1998 to February 2000, he served as Senior Corporate Counsel and as Corporate Counsel. He also served as Assistant Secretary from February 1999 to November 2002. Prior to joining Watson, Mr. Buchen was Corporate Counsel at Bausch & Lomb Surgical (formerly Chiron Vision Corporation) from November 1995 until November 1998 and was an attorney with the law firm of Fulbright & Jaworski, LLP. Mr. Buchen received a B.A. in Philosophy from the University of California, Berkeley in 1985, and a Juris Doctor with honors from George Washington University Law School in 1989.

Charles M. Mayr

Charles M. Mayr, age 56, was appointed Chief Communication Officer – Global on April 27, 2012. Mr. Mayr joined Watson as Senior Vice President, Corporate Affairs in September 2009. Prior to joining Watson, Mr. Mayr operated advertising and public relations consulting company, serving such clients as Watson, the Generic Pharmaceuticals Association, Barr Pharmaceuticals, Inc. and a variety of professional associations and consumer products and service companies. Prior to starting his consultancy business, he served as director of corporate communications for Barr. Prior to joining Barr, he served as director of global communications for Sterling Drug Inc., the global brand and consumer health products pharmaceutical subsidiary of Kodak. Mr. Mayr began his career as a broadcast and print journalist and has a B.A. in journalism from New York University.

Patrick J. Eagan

Patrick J. Eagan, age 55, was appointed Chief Human Resources Officer — Global on November 01, 2012. Mr. Eagan joined Watson in July 2011 as Senior Vice President, Human Resources. Prior to joining Watson, Mr. Eagan held various positions with Abbott Laboratories, Inc. from 1993 until 2011 where he most recently served as Divisional Vice President, Human Resources, in global manufacturing operations. From 2007 until 2009 he served as Divisional Vice President, Human Resources in U.S. commercial operations and prior to this position served as Director, Talent Management at the corporate level. Prior to joining Abbott Laboratories, Inc., he worked for McDonnell Douglas Corporation from 1980 to 1993. Mr. Eagan received his M.B.A. from Lindenwood University, and his B.S. degree in Business Administration in 1980 from the University of Missouri — St. Louis.

Our executive officers are appointed annually by the Board of Directors, hold office until their successors are chosen and qualified, and may be removed at any time by the affirmative vote of a majority of the Board of Directors. We have employment agreements with most of our executive officers. There are no family relationships between any director and executive officer of Watson.

Section 16(a) Compliance

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in the Section 16(a) Beneficial Ownership Reporting Compliance section of our 2013 Proxy Statement and is incorporated herein by reference.

Code of Ethics

Actavis has adopted a Code of Conduct that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is posted on our Internet website at www.Actavis.com. Any person may request a copy of our Code of Conduct by contacting us at Morris Corporate Center III, 400 Interpace Parkway, Parsippany, NJ 07054, Attn: Secretary. Any amendments to or waivers from the Code of Conduct will be posted on our website at www.Actavis.com under the caption “Corporate Governance” within the Investors section of our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information concerning executive and director compensation, and concerning our compensation committee and the compensation committee report for Actavis required under this Item is incorporated herein by reference to the “Compensation Discussion and Analysis” section of our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning security ownership of certain beneficial owners and management and related stockholder matters and the equity compensation plan information required under this Item is incorporated herein by reference to the “Beneficial Ownership of Stockholders, Directors and Executive Officers” and “Equity Compensation Plan Information as of December 31, 2012” sections of our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information concerning certain relationships and related transactions, and director independence required under this Item is incorporated herein by reference to the “Certain Relationships and Related Transactions” and “Director Independence” sections of our 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this Item is incorporated herein by reference to the “Audit Fees” section of our 2013 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements and Supplementary Data

2.	Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts	F-63

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Reference is hereby made to the Exhibit Index immediately following page F-59 Supplementary Data (Unaudited) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTAVIS, INC. (Registrant)

By:	/S/ PAUL M. BISARO
Paul M. Bisaro
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL M. BISARO	President, Chief Executive Officer	February 28, 2013
Paul M. Bisaro	and Director

/s/ R. TODD JOYCE	Chief Financial Officer — Global	February 28, 2013
R. Todd Joyce	(Principal Financial and Accounting Officer)

/s/ ANRREW L. TURNER	Chairman	February 28, 2013

Andrew L. Turner

/s/ CHRISTOPHER W. BODINE	Director	February 28, 2013

Christopher W. Bodine

/s/ MICHAEL J. FEDIDA	Director	February 28, 2013

Michael J. Fedida

/s/ MICHEL J. FELDMAN	Director	February 28, 2013

Michel J. Feldman

/s/ ALBERT F. HUMMEL	Director	February 28, 2013

Albert F. Hummel

/s/ CATHERINE M. KLEMA	Director	February 28, 2013

Catherine M. Klema

/s/ JACK MICHELSON	Director	February 28, 2013

Jack Michelson

/s/ RONALD R. TAYLOR	Director	February 28, 2013

Ronald R. Taylor

/s/ FRED G. WEISS	Director	February 28, 2013

Fred G. Weiss

All other financial statement schedules have been omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Actavis, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Actavis, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 (a)(2) presents, fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Ascent Pharmahealth Ltd. (“Ascent”) and Actavis Group (as defined in Note 5) from its assessment of internal control over financial reporting as of December 31, 2012 because they were acquired by the Company in a purchase business combination during 2012. We have also excluded Ascent and Actavis Group from our audit of internal control over financial reporting. Ascent and Actavis Group are wholly-owned subsidiaries whose total assets represent 1% and 15%, and total revenues represent 2% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/S/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

February 26, 2013

ACTAVIS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except par value)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$319.0	$209.3
Marketable securities	9.0	14.9
Accounts receivable, net	1,303.4	1,165.7
Inventories, net	1,543.2	889.4
Prepaid expenses and other current assets	403.5	122.3
Deferred tax assets	301.6	168.1

Total current assets	3,879.7	2,569.7
Property and equipment, net	1,479.8	713.7
Investments and other assets	91.2	71.3
Deferred tax assets	60.7	21.7
Product rights and other intangibles	3,830.0	1,613.6
Goodwill	4,762.1	1,708.3

Total assets	$14,103.5	$6,698.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,428.9	$1,535.4
Income taxes payable	68.4	106.7
Current portion of long-term debt and capital leases	176.2	184.5
Deferred revenue	32.3	12.8
Deferred tax liabilities	4.8	0.1

Total current liabilities	2,710.6	1,839.5
Long-term debt and capital leases	6,257.1	848.5
Deferred revenue	11.3	17.0
Other long-term liabilities	162.6	72.7
Other taxes payable	70.3	79.0
Deferred tax liabilities	1,035.2	279.1

Total liabilities	10,247.1	3,135.8

Commitments and contingencies
Equity:
Preferred Stock; no par value per share; 2.5 million shares authorized	—	—
Common stock; $0.0033 par value per share; 500.0 million shares authorized, 138.0 million and 137.1 million shares issued and 127.7 million and 127.2 million shares outstanding, respectively	0.4	0.4
Additional paid-in capital	1,956.7	1,881.0
Retained earnings	2,182.7	2,085.4
Accumulated other comprehensive income (loss)	36.8	(76.5)
Treasury stock, at cost; 10.3 million and 10.0 million shares held, respectively	(342.8)	(326.7)

Total stockholders’ equity	3,833.8	3,563.6
Noncontrolling interest	22.6	(1.1)

Total equity	3,856.4	3,562.5

Total liabilities and equity	$14,103.5	$6,698.3

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net revenues	$5,914.9	$4,584.4	$3,566.9

Operating expenses:
Cost of sales (excludes amortization, presented below)	3,390.4	2,564.9	1,998.5
Research and development	401.8	295.4	296.1
Selling and marketing	546.5	401.8	320.0
General and administrative	624.8	353.1	436.1
Amortization	481.1	354.3	180.0
Loss on asset sales and impairments, net	149.5	78.7	30.8

Total operating expenses	5,594.1	4,048.2	3,261.5

Operating income	320.8	536.2	305.4

Non-Operating income (expense):
Interest income	2.5	2.1	1.6
Interest expense	(116.7)	(81.8)	(84.1)
Other income (expense), net	38.5	(0.5)	27.7

Total other income (expense), net	(75.7)	(80.2)	(54.8)

Income before income taxes and noncontrolling interest	245.1	456.0	250.6
Provision for income taxes	146.8	196.9	67.3

Net income	98.3	259.1	183.3
(Income)/loss attributable to noncontrolling interest	(1.0)	1.8	1.1

Net income attributable to common shareholders	$97.3	$260.9	$184.4

Earnings per share attributable to commonshareholders:
Basic	$0.77	$2.10	$1.51

Diluted	$0.76	$2.06	$1.48

Weighted average shares outstanding:
Basic	125.8	124.5	122.4

Diluted	128.4	126.5	124.2

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended December 31,
	2012	2011	2010
Net income	$98.3	$259.1	$183.3
Other comprehensive income (loss)
Foreign currency translation gains (losses)	113.3	(64.9)	(11.5)
Unrealized gains (losses) on securities, net of tax	—	(8.3)	8.1
Reclassification for gains included in net income, net of tax	—	(0.8)	(1.0)

Total other comprehensive income (loss), net of tax	113.3	(74.0)	(4.4)

Comprehensive income	211.6	185.1	178.9
Comprehensive (income)/loss attributable to noncontrolling interest	(1.0)	1.8	1.1

Comprehensive income attributable to common shareholders	$210.6	$186.9	$180.0

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$98.3	$259.1	$183.3

Reconciliation to net cash provided by operating activities:
Depreciation	97.5	93.6	101.9
Amortization	481.1	354.3	180.0
Provision for inventory reserve	62.5	44.4	50.0
Share-based compensation	48.8	39.8	23.5
Deferred income tax benefit	(221.0)	(126.9)	(118.3)
(Gain) loss on equity method investments	(1.3)	4.5	—
Gain on sale of securities	(28.8)	(0.8)	(27.3)
Loss on asset sales and impairment, net	58.7	76.3	29.8
Loss on foreign exchange derivatives	70.4	—	—
Amortization of deferred financing costs	40.6	—	—
Increase in allowance for doubtful accounts	3.6	2.3	9.5
Accretion of preferred stock and contingent payment consideration	21.5	14.6	38.4
Contingent consideration fair value adjustment	(19.5)	—	—
Excess tax benefit from stock-based compensation	(13.7)	(14.6)	—
Other, net	3.3	(0.2)	11.3
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	371.1	(590.9)	(57.1)
Inventories	(6.2)	(282.2)	10.5
Prepaid expenses and other current assets	(41.6)	43.5	55.4
Accounts payable and accrued expenses	(222.7)	671.8	96.5
Deferred revenue	(14.9)	(8.7)	(10.6)
Income and other taxes payable	(130.6)	85.5	(20.8)
Other assets and liabilities	8.7	(33.4)	15.0

Total adjustments	567.5	372.9	387.7

Net cash provided by operating activities	665.8	632.0	571.0

Cash Flows From Investing Activities:
Additions to property and equipment	(137.5)	(126.7)	(56.6)
Additions to product rights and other intangibles	(9.0)	(18.7)	(10.9)
Additions to investments	(5.2)	(13.6)	(49.2)
Proceeds from sales of property and equipment	8.0	6.7	2.7
Proceeds from sales of marketable securities and other investments	58.9	6.1	104.9
Proceeds from sales of divested products	232.5	—	—
Acquisition of business, net of cash acquired	(5,742.8)	(575.1)	(67.5)
Investment in foreign exchange derivative	(156.7)	—	—
Other investing activities, net	2.8	2.3	2.5

Net cash used in investing activities	(5,749.0)	(719.0)	(74.1)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	$5,665.5	$—	$—
Proceeds from borrowings on credit facility	375.0	400.0	—
Debt issuance costs	(77.8)	—	—
Payments on debt, including capital lease obligations	(679.7)	(428.8)	(459.7)
Proceeds from stock plans	18.8	54.9	54.7
Payment of contingent consideration	(105.3)	(4.5)	—
Repurchase of common stock	(16.1)	(14.2)	(6.3)
Acquisition of noncontrolling interest	(4.5)	(5.6)	—
Excess tax benefit from stock-based compensation	13.7	14.6	—

Net cash provided by (used in) financing activities	5,189.6	16.4	(411.3)

Effect of currency exchange rate changes on cash and cash equivalents	3.3	(2.9)	(4.2)

Net (decrease) increase in cash and cash equivalents	109.7	(73.5)	81.4
Cash and cash equivalents at beginning of period	209.3	282.8	201.4

Cash and cash equivalents at end of period	$319.0	$209.3	$282.8

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$56.7	$48.9	$49.4

Income taxes, net of refunds	$489.0	$223.4	$193.9

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock		Additional Paid-in Captial	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
BALANCE, January 1, 2010	133.0	$0.4	$1,686.9	$1,640.1	$1.9	(9.6)	$(306.2)	$3,023.1
Comprehensive income:
Net income attributable to common shareholders	—	—	—	184.4	—	—	—	184.4
Other comprehensive (loss), net of tax	—	—	—	—	(4.4)	—	—	(4.4)

Total comprehensive income								180.0
Share-based compensation	—	—	23.5	—	—	—	—	23.5
Common stock issued under employee stock plans	2.5	—	54.7	—	—	—	—	54.7
Tax benefits from exercise of options	—	—	6.7	—	—	—	—	6.7
Repurchase of common stock	—	—	—	—	—	(0.1)	(6.3)	(6.3)

BALANCE, December 31, 2010	135.5	$0.4	$1,771.8	$1,824.5	$(2.5)	(9.7)	$(312.5)	$3,281.7
Comprehensive income:
Net income attributable to common shareholders	—	—	—	260.9	—	—	—	260.9
Other comprehensive (loss), net of tax	—	—	—	—	(74.0)	—	—	(74.0)

Total comprehensive income								186.9
Share-based compensation	—	—	39.8	—	—	—	—	39.8
Common stock issued under employee stock plans	1.6	—	54.8	—	—	—	—	54.8
Tax benefits from exercise of options	—	—	14.6	—	—	—	—	14.6
Repurchase of common stock	—	—	—	—	—	(0.3)	(14.2)	(14.2)

BALANCE, December 31, 2011	137.1	$0.4	$1,881.0	$2,085.4	$(76.5)	(10.0)	$(326.7)	$3,563.6
Comprehensive income:
Net income attributable to common shareholders	—	—		97.3	—	—	—	97.3
Other comprehensive income, net of tax	—	—	—	—	113.3	—	—	113.3

Total comprehensive income								210.6
Share-based compensation	—	—	48.1	—	—	—	—	48.1
Common stock issued under employee stock plans	0.9	—	18.8	—	—	—	—	18.8
Tax benefits from exercise of options	—	—	13.7	—	—	—	—	13.7
Acquisition of noncontrolling interest			(4.9)					(4.9)
Repurchase of common stock	—	—	—	—	—	(0.3)	(16.1)	(16.1)

BALANCE, December 31, 2012	138.0	$0.4	$1,956.7	$2,182.7	$36.8	(10.3)	$(342.8)	$3,833.8

See accompanying Notes to Consolidated Financial Statements.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Description of Business

Actavis, Inc. was incorporated in 1985 under the name Watson Pharmaceuticals, Inc. and began operations as a manufacturer and marketer of off-patent pharmaceuticals. On January 24, 2013, Watson Pharmaceuticals, Inc. adopted Actavis, Inc. (NYSE:ACT) as its new global name and on January 25, 2013 began trading under a new symbol  — ACT — on the New York Stock Exchange.

Actavis, Inc. is engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. Actavis is also developing biosimilar pharmaceutical products. Additionally, we distribute generic and certain select brand pharmaceutical products manufactured by third parties through our Anda Distribution business. Actavis operates manufacturing, distribution, research and development (“R&D”) and administrative facilities in many of the world’s established and growing international markets, including the U.S., Europe, Canada, Malta, India, Southeast Asia and Brazil.

Acquisition of Actavis Group

On October 31, 2012, we completed the acquisition of Actavis Group for a cash payment of €4.2 billion, or approximately $5.5 billion, and potential contingent consideration payable in the form of up to 5.5 million newly issued shares of Actavis, Inc. common stock or, under certain conditions, in cash. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Actavis Group’s results are included in the Actavis Pharma segment as of the acquisition date. For additional information on the Actavis Group acquisition, refer to “NOTE 5 – Acquisitions and Divestitures.”

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, we completed the acquisition of Ascent Pharmahealth Ltd., (“Ascent”) the Australian and Southeast Asian generic pharmaceutical business of Strides Arcolab Ltd. for AU$376.6 million, or approximately $392.6 million, including working capital adjustments. As a result of the acquisition, Actavis enhances its commercial presence in Australia and gains a selling and marketing capability in Southeast Asia through Ascent’s line of generic and over-the-counter products. For additional information on the Ascent acquisition, refer to “NOTE 5 – Acquisitions and Divestitures.”

Acquisition of Specifar

On May 25, 2011, we completed the acquisition of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme (ABEE) (“Specifar”), a privately-held multinational generic pharmaceutical company for €398.5 million, or approximately $559.5 million, including net working capital adjustments. As a result of the acquisition, we enhanced our commercial presence in key European markets through Specifar’s portfolio of approved products. The transaction also gave Actavis a strong branded-generic commercial presence in the Greek pharmaceutical market.

Under the terms of the acquisition agreement, Specifar’s former owners could receive additional consideration based upon future profits of esomeprazole tablets during its first five years of sales, up to a maximum of €40.0 million.

Specifar’s results are included in the Actavis Pharma segment, as of the acquisition date. For additional information on the Specifar acquisition, refer to “NOTE 5 – Acquisitions and Divestitures”.

Global Generics Business Development

The Company’s two most significant products in 2012 were the authorized generic version of Concerta® (methylphenidate ER) and Lipitor® (atorvastatin), which on a combined basis comprised 20.8% of the Company’s revenues. These products were sold pursuant to exclusive marketing arrangements.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Methylphenidate ER is sold pursuant to an exclusive agreements with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”). Under the terms of the agreement, OMJPI supplies the Company with product. Actavis, Inc. launched its authorized generic of Concerta® on May 1, 2011. Under the terms of its agreement with OMJPI, the Company pays a royalty to OMJPI based on the gross profit of product revenues as defined in the agreements. During 2012, the royalty payable to OMJPI ranged from 50% to 55% of sales. This royalty includes the cost of the product supplied by OMJPI. Our royalty payable on sales of methylphenidate ER declines when a third party competitor launches a competing bioequivalent product. The change in royalty is a one-time event and is applied on a strength-by-strength basis following the launch of the first third party generic competitor. In January of 2013, a competitor launched a generic version of the 27mg strength, triggering the one time decline in royalty on this strength. Accordingly, for the 27mg strength, commencing in January 2013, the royalty payable to OMJPI will be approximately 30% of sales, which includes the cost of the product supplied by OMJPI. The royalty on the 18mg, 35mg and 54mg strengths will remain at approximately 50% until a competitive launch occurs, at which point the royalty rate will be reduced to approximately 30%. The agreement with OMJPI expires on December 31, 2014 and is subject to normal and customary early termination provisions.

During 2011 and 2012, Atorvastatin was sold pursuant to an exclusive agreement with Pfizer, Inc. (“Pfizer”). Actavis, Inc. launched its authorized generic of Lipitor® on November 30, 2011. Due to the significant decline in the market for this product, the Company agreed to terminate this agreement effective January 1, 2013. In exchange, the Company is entitled to receive a royalty on future sales of the product by Pfizer through 2015.

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

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The consolidated financial statements include the accounts of wholly owned subsidiaries, after elimination of intercompany accounts and transactions.

Our consolidated financial statements include the financial results of all acquired companies subsequent to the Acquisition Date.

Use of Estimates

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with GAAP. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to the determination of sales returns and allowances (“SRA”) for accounts receivable and accrued liabilities, valuation of inventory balances, the determination of useful lives for intangible assets, pension and other post-retirement benefit plan assumptions, the assessment of expected cash flows used in evaluating goodwill and other long-lived assets for impairment and recognition and measurement of assets acquired and liabilities assumed in business combinations at fair value. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. The Company’s actual results could differ materially from those estimates.

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

Fair Value of Other Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts and other receivables, investments, trade accounts payable, our $1,200.0 million aggregate principal amount of 1.875% senior notes due 2017, $1,700.0 million aggregate principal amount of 3.250% senior notes due 2022, and $1,000.0 million aggregate principal amount of 4.625% senior notes due 2042, our $450.0 million aggregate principal amount of 5.000% notes due 2014 and $400.0 million aggregate principal amount of 6.125% notes due 2019, $1,700.0 million Term Loan Credit Agreement, and our credit agreement with Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndicate of banks establishing a senior unsecured revolving credit facility (the “Revolving Credit Facility”). The carrying amounts of cash and cash equivalents, marketable securities, accounts and other receivables and trade accounts

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable are representative of their respective fair values due to their relatively short maturities. The fair values of investments in companies that are publicly traded and not accounted for under the equity method are based on quoted market prices. The Company estimates the fair value of its fixed rate long-term obligations based on quoted market rates. At December 31, 2012, the fair value of our Senior Notes was approximately $248.2 million greater than the carrying value.

Inventories

Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Included in inventory at December 31, 2012 and 2011 was approximately $49.7 million and $6.8 million, respectively, of inventory that was pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace. Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results.

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

Depreciation expense is computed principally on the straight-line method, over the estimated useful lives of the related assets. The following table provides the range of estimated useful lives used for each asset type:

Computer software / hardware	3-10 years
Machinery and equipment	3-15 years
Research and laboratory equipment	3-10 years
Furniture and fixtures	3-10 years
Buildings, improvements, leasehold improvements and other	4-50 years

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

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

IPR&D intangible assets represent the value assigned to acquired R&D projects that, as of the date acquired, represent the right to develop, use, sell and/or offer for sale a product or other intellectual property that we have acquired with respect to products and/or processes that have not been completed or approved. The IPR&D intangible assets are subject to impairment testing until completion or abandonment of each project. Impairment testing requires the development of significant estimates and assumptions involving the determination of estimated net cash flows for each year for each project or product (including net revenues, cost of sales, R&D costs, selling and marketing costs), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The major risks and uncertainties associated with the timely and successful completion of the IPR&D projects include legal risk and regulatory risk. Changes in these assumptions or uncertainties could result in future impairment charges. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. For these and other reasons, actual results may vary significantly from estimated results. In 2012, the Company recorded $101.0 million of impairment charges related to certain IPR&D assets acquired as part of the Specifar acquisition resulting in the decrease of IPR&D assets. In 2011, the Company recorded $102.8 million impairment charges related to certain IPR&D assets due to changes in market conditions in certain international locations and forecasted performance of certain products not yet launched. (Refer to “NOTE 9 — Goodwill, Product Rights and Other Intangibles” for additional details.)

Upon successful completion of each project and launch of the product, the Company makes a determination of the useful life of the intangible, transfers the amount to currently marketed products (“CMP”) and amortizes the asset over its estimated useful life.

Contingent Consideration

Contingent consideration is recorded at the acquisition date estimated fair value of the contingent payment for all acquisitions. The fair value of the contingent consideration is remeasured at each reporting period with any

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments in fair value included in our consolidated statement of operations. (Refer to “NOTE 17— Fair Value Measurements” for additional details regarding the fair value of contingent consideration.)

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

Provisions for Sales Returns and Allowances

As is customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales, most significantly in the U.S. When the Company recognizes revenue from the sale of its products, an estimate of SRA is recorded which reduces product sales. Accounts receivable and/or accrued liabilities are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of our SRA reserves to ensure that our consolidated financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

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

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses. Accounts receivable are presented net of SRA balances of $824.7 million and $556.3 million at December 31, 2012 and 2011, respectively. SRA balances in accounted receivable at December 31, 2012 increased $268.4 million compared to December 31, 2011 primarily related to the acquisition of the Actavis Group. Accounts

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable and accrued expenses include $614.2 million and $250.5 million at December 31, 2012 and 2011, respectively, for certain rebates and other amounts due to indirect customers. SRA balances in accounts payable and accrued expenses at December 31, 2012 increased $363.7 million compared to December 31, 2011 primarily related to the acquisition of Actavis Group.

The following table summarizes the activity in the Company’s major categories of SRA (in millions):

	Chargebacks	Rebates	Returns and Other Allowances	Cash Discounts	Total
Balance at December 31, 2009	$117.4	$188.4	$97.5	$15.3	$418.6
Provision related to sales in 2010	1,175.5	755.0	206.5	90.5	2,227.5
Credits and payments	(1,192.1)	(723.5)	(214.7)	(88.8)	(2,219.1)

Balance at December 31, 2010	100.8	219.9	89.3	17.0	427.0

Provision related to sales in 2011	1,308.1	1,113.2	306.6	120.5	2,848.4
Credits and payments	(1,248.0)	(844.1)	(273.9)	(102.6)	(2,468.6)

Balance at December 31, 2011	160.9	489.0	122.0	34.9	806.8

Add: Actavis Acquisition	94.3	344.7	174.7	11.3	625.0
Provision related to sales in 2012	1,522.4	1,484.4	485.5	155.2	3,647.5
Credits and payments	(1,566.1)	(1,482.0)	(429.4)	(162.9)	(3,640.4)

Balance at December 31, 2012	$211.5	$836.1	$352.8	$38.5	$1,438.9

The provision for chargebacks as a percentage of gross revenues has decreased from 20.3% in 2010, 17.6% in 2011 and 15.9% in 2012 primarily related to growth of international revenues as a result of the acquisitions of Specifar in 2011, and Ascent and Actavis in January and October 2012, respectively, in the Actavis Pharma Segment. The provision for rebates has increased from 13.0% in 2010, 15.0% in 2011 and 15.5% in 2012 primarily related to the growth of international revenues as a result of the acquisitions of Specifar in 2011 and Ascent and Actavis in January and October 2012, respectively, in the Actavis Pharma segment. Returns and other allowances increased due to returns for new product launches and other allowances related to new product launches and customer and product mix. The increase in provision for cash discounts is due to the acquisitions of Specifar, Ascent and Actavis.

The Company does not expect future payments of SRA to materially exceed our current estimates. However, if future SRA payments were to materially exceed our estimates, such adjustments may have a material adverse impact on our financial position, results of operations and cash flows.

Shipping and Handling Costs

The Company records shipping and handling costs in selling and marketing expenses. These expenses were $102.3 million, $72.9 million and $66.5 million in 2012, 2011 and 2010, respectively.

Concentration of Major Customers and Suppliers

For the years ended December 31, 2012, 2011 and 2010 there were only two customers that accounted for more than 10% of net revenues. For each of the years ended December 31, 2012 and 2011 the Company’s two largest customers accounted for 16% and 14%, individually, of the Company’s net revenues. For the year ended December 31, 2010, the Company’s two largest customers accounted for 14% and 11%, individually, of the Company’s net revenues.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our accounts receivable primarily arise from product sales in North America and Europe and primarily represent amounts due from wholesalers, distributors, chain drug stores and service providers in the health care and pharmaceutical industries, public hospitals and other government entities. Approximately 53% and 68% of the gross accounts receivable balance are concentrated among our four largest customers at December 31, 2012 and 2011, respectively. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

Outside of the U.S., concentrations of credit risk with respect to accounts receivable are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. We monitor economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and our business, especially in light of sovereign credit issues. As of December 31, 2012, the Company’s gross accounts receivable and allowance for potential uncollectible accounts in Greece, Italy, Spain and Portugal totaled approximately $57.6 million and $8.7 million, respectively. Of this amount, hospital and public sector receivables were approximately $13.5 million in the aggregate, of which approximately 36.4%, 30.1%, 18.4% and 15.1% related to Italy, Spain, Greece and Portugal, respectively. The deteriorating credit and economic conditions within Greece, Italy, Spain and Portugal as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect accounts receivable outstanding. We continue to monitor these conditions, including the length of time that it takes to collect on our accounts receivable outstanding in Greece, Italy, Spain and Portugal. The Company does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on its financial position, liquidity or results of operations.

Certain of the Company’s finished products and raw materials are obtained from single source suppliers. Although the Company seeks to identify more than one source for its various finished products and raw materials, loss of a single source supplier could have an adverse effect on the Company’s results of operations, financial condition and cash flows. Third-party manufactured products accounted for approximately 55%, 49% and 33% of our Actavis Pharma and Actavis Specialty Brands product net revenues in 2012, 2011 and 2010, respectively, including products supplied under authorized generic arrangements.

Research and Development Activities (R&D)

R&D activities are expensed as incurred and consist of self-funded R&D costs and the costs associated with work performed under collaborative R&D agreements. R&D expenses include direct and allocated expenses. R&D expenses incurred under collaborative agreements were approximately $74.2 million, $21.5 million and $11.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Actavis’ other comprehensive income (loss) is composed of unrealized gains (losses) on certain holdings of publicly traded equity securities, net of realized gains (losses) included in net income and foreign currency translation adjustments.

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

Our 2012 results include our current estimate of shares issuable to the former shareholders of the Actavis Group. The number of shares issuable is based upon year over year growth in Cash EBITDA for the legacy Actavis business, as it is defined in the acquisition agreement. Based on our current estimate, the Company believes legacy Actavis achieving year over year growth in Cash EBITDA of 10%, which would require the issuance of 3.85 million shares associated with contingent earn-out. By agreement, the Company will submit its determination of 2012 Cash EBITDA following the completion of its 2012 audit.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
EPS — basic
Net income attributable to common shareholders	$97.3	$260.9	$184.4

Basic weighted average common shares outstanding	125.8	124.5	122.4

EPS — basic	$0.77	$2.10	$1.51

EPS — diluted
Net income attributable to common shareholders	$97.3	$260.9	$184.4

Basic weighted average common shares outstanding	125.8	124.5	122.4
Effect of dilutive securities:
Dilutive stock awards	2.6	2.0	1.8

Diluted weighted average common shares outstanding	128.4	126.5	124.2

EPS — diluted	$0.76	$2.06	$1.48

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock awards to purchase 0.1 million and 1.1 million common shares in 2011 and 2010, respectively, were outstanding, but not included in the computation of diluted EPS, because the awards were anti-dilutive.

Employee Benefits

Defined Contribution Plans

The Company has a defined contribution plan that is a post-employment benefit plan under which the Company pays fixed contributions to a separate entity and has no legal or constructive obligation to pay further amounts. Obligations for contributions to the defined contribution plans are recognized as an employee benefit expense in the Income Statement in the periods during which the related services were rendered.

Defined Benefit Plans

The Company recognizes the overfunded or underfunded status of each of its defined benefit plans as an asset or liability on its consolidated balance sheet. The obligations are generally measured at the actuarial present value of all benefits attributable to employee service rendered, as provided by the applicable benefit formula. The estimates of the obligation and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate and expected return on plan assets. Other assumptions used may include employee demographic factors such as compensation rate increases, retirement patterns, expected employee turnover and participant mortality rates. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain) loss. If the total net actuarial (gain) loss included in accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan. Net periodic benefit costs are recognized in the consolidated statement of operations.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued new guidance that changed the indefinite-lived intangible assets impairment guidance. The revised standard provides entities an option to assess qualitative factors to determine whether performing a quantitative test is necessary. If an entity believes, as a result of its qualitative test that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount, then the quantitative test would need to be performed. Otherwise no further testing is required. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. The new guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company completed its most recent indefinite-lived intangible assets’ impairment test during the second quarter of 2012 and recognized an impairment loss associated with in-process research and development, for additional information refer to

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“NOTE 9 – Goodwill, Product Rights and Other Intangible Assets.” The adoption of this new guidance did not have any impact on the Company’s consolidated financial statements.

NOTE 3 — Share-Based Compensation

As indicated above, the Company recognizes compensation expense for all share-based compensation awards made to employees and directors based on market price of the shares on the date of grant. A summary of the Company’s share-based compensation plans is presented below.

Equity Award Plans

The Company has adopted several equity award plans, all of which have been approved by the Company’s shareholders that authorize the granting of options, restricted stock and other forms of equity awards of the Company’s common shares subject to certain conditions. At December 31, 2012, the Company had reserved 7.7 million of its common shares for issuance of share-based compensation awards under the Company’s equity award plans.

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

Share-Based Compensation

Share-based compensation expense recognized in the Company’s results of operations for the years ended December 31, 2012, 2011 and 2010 was $48.8 million, $39.8 million and $23.5 million, respectively.

NOTE 4 — Pension and Other Postretirement Benefit Plans

Employee Benefit Plan Obligations Assumed in Acquisition

On October 31, 2012, the Company assumed all of the Actavis Group’s defined benefit obligations and assets for its qualified and non-qualified pension plans and postretirement plans in connection with our acquisition of the Actavis Group. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. The disclosures below address the Actavis UK Limited Defined Benefit Pension Plan (“UK Pension Plan”), which comprises approximately 81% of the fair value of plan assets and 49% of the net benefit obligations of all of the plans as of December 31, 2012.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations and Funded Status

Employee benefit plans are an exception to the recognition and fair value measurement principles in business combinations. Employee benefit plan obligations are recognized and measured in accordance with the existing authoritative literature for accounting for benefit plans rather that at fair value. Accordingly, the Company remeasured the benefit plans sponsored by the Actavis Group and recognized an asset or liability for the funded status of these plans as of the Acquisition date.

Summarized information about the changes in plan assets and benefit obligation, the funded status and the amounts recorded at December 31, 2012 is as follows:

(in millions)	Year Ended December 31, 2012
Fair value of plan assets October 31, 2012 (Actavis Group acquisition)	$66.5
Return on plan assets	0.5
Benefits paid	(0.2)
Effects of exchange rate changes	0.4

Fair value of plan assets December 31, 2012	$67.2

Benefit obligation at October 31, 2012 (Actavis Group acquisition)	$89.9
Interest cost	0.6
Benefit paid	(0.2)
Effects of exchange rate changes	0.6

Benefit obligation at December 31, 2012	$90.9

Funded status at December 31, 2012	$(23.7)

Recognized as:
Current liabilities	$(3.5)
Noncurrent liabilities	$(20.2)

Plan Assets

Companies are required to use a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity. The Level 3 assets are those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques with significant unobservable inputs, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s pension plan assets at December 31, 2012 by asset category are as follows:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Investment funds
U.S. large cap equities	$5.4	—	—	$5.4
Non-U.S. developed markets equities	28.2	—	—	28.2
Corporate obligations	27.8	—	—	27.8
Other investments
Other	5.8	—	—	5.8

Total Assets	$67.2	$—	$—	$67.2

The assets of the pension plan are held in separately administered trusts. The investment guidelines for its UK Pension Plan is to create an asset allocation that is expected to deliver a rate of return sufficient to meet the long-term obligation of the plan, given an acceptable level of risk. The target investment portfolio of the Company’s UK Pension Plan is allocated 50% in equities, 40% in fixed-income investments, and 10% in other investments.

Expected Contributions

Contributions to the pension plan during 2013 are expected to be approximately $3.5 million.

Expected Benefit Payments

Expected benefit payments are as follows:

2013	1.9
2014	2.0
2015	2.1
2016	2.2
2017	2.3
2018-2022	12.9

Expected benefit payments are based on the same assumptions used to measure the benefit obligations and include estimated future employee service.

Amounts Recognized in Other Comprehensive Income

Net loss amounts reflect experience differentials primarily relating to differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions. Net loss amounts in excess of certain thresholds are amortized into net pension cost over the average remaining service life of employees.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actuarial Assumptions

The weighted average assumptions used in determining pension plan information are as follows:

December 31, 2012
Discount rate	4.5%
Expected rate of return on plan assets	5.1%
Salary growth rate	4.6%

In order to select a discount rate for purposes of valuing the plan obligations the Company uses returns of long term investment grade bonds and adjusts them as needed to fit the estimated duration of the plan liabilities.

The expected rate of return for the UK Pension Plan represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, long-term historical returns data are considered as well as actual returns on the plan assets and other capital markets experience. Using this reference information, the long-term return expectations for each asset category and a weighted average expected return for the UK Pension Plan was developed, according to the allocation among those investment categories.

Savings Plans

The Company also maintains certain defined contribution savings plans covering substantially all U.S.-based employees, including plans assumed in connection with the Actavis Group acquisition. The Company contributes to the plans based upon the employee contributions. The Company’s contributions to these retirement plans were $25.8 million, $15.7 million and $9.5 million in the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 5 — Acquisitions and Divestitures

Acquisition of Actavis Group

On October 31, 2012, the Company consummated a Sale and Purchase Agreement (the “Purchase Agreement”) with Actavis Acquisition Debt S.à r.l., a company incorporated in Luxembourg (the “Vendor”). Pursuant to the Purchase Agreement, Watson acquired (i) the entire issued share capital of Actavis, Inc., a Delaware corporation, Actavis Pharma Holding 4 ehf., a company incorporated in Iceland, and Actavis S.à r.l., a company incorporated in Luxembourg (collectively “Actavis Group”) and (ii) all the rights of the Vendor in certain indebtedness of Actavis Group, in exchange for the following consideration:

•	A cash payment of €4,219.7 million, or approximately $5,469.8 million, subject to net working capital adjustment;

•

Contingent consideration payable in the form of up to 5.5 million newly issued shares of Common Stock, $0.0033 par value per share, of the Company stock (“Common Shares”) based on Actavis’ financial performance in 2012 as described in the Purchase Agreement.

Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. With the acquisition, Actavis significantly expands its international market presence in established markets including Europe (Europe, Russia, Commonwealth of Independent States (CIS) and Turkey), and MEAAP (Middle East, Africa, Australia and Asia Pacific). In addition, the acquisition expands the Company’s product portfolio and pipeline in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. Actavis’ results are included in the Actavis Pharma segment as of the acquisition date.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date, with the excess being allocated to goodwill. At December 31, 2012, certain amounts have not been finalized including the assessment of closing day working capital, intangible asset values, uncertain tax positions as well as evaluation of contingencies pending the finalization of the Company’s evaluation of certain matters in connection with historical rebate programs. The finalization of these matters may result in changes to the goodwill and the Company expects to finalize such matters in the second half of 2013.

(in millions)	Amount
Cash and cash equivalents	$110.5
Accounts receivable	501.0
Inventories	676.9
Other current assets	355.8
Property, plant & equipment	757.9
Other long term assets	16.9
IPR&D intangible assets	194.4
Intangible assets	2,378.1
Goodwill	2,813.9
Current liabilities	(1,358.1)
Long-term deferred tax and other tax liabilities	(765.5)
Other long term liabilities	(176.0)
Long-term debt and capital leases	(14.1)
Minority interest	(21.9)

Net assets acquired	$5,469.8

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $137.3 million. Approximately $44.1 million was amortized to cost of sales during 2012 and the remaining $93.2 million will be amortized to cost of sales during the first half of 2013.

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to product acquired R&D projects that, as of the acquisition date, were expected to be approved for marketing over the next one to two years, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will make a separate determination of useful life of the IPR&D intangible and amortization will be recorded as an expense over the estimated useful life. Intangible assets represent product rights, trademarks, customer relationships and technology rights and have an estimated weighted average useful life of 8.7 years.

The fair value of the IPR&D and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value of product right intangible assets as of the acquisition date ranged from 8.8% to 11.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

Among the primary reasons the Company acquired the Actavis Group and factors that contributed to the preliminary recognition of goodwill were a strong commercial presence on an expanded global basis. In additions, the acquisition expands the Company’s product portfolio and pipeline in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. The goodwill recognized from the Actavis Group acquisition is not deductible for tax purposes. Goodwill from the Actavis Group acquisition was primarily assigned to the Actavis Pharma segment.

Contingent Consideration

In accordance with existing U.S. GAAP, the fair value of common stock, which is contingently issuable as part of the consideration, was measured on the closing date of the acquisition at the then-current market price of $85.95 for approximately $329.1 million assuming the issuance of 3.85 million common shares. The Company determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were discounted using a risk free effective annual interest rate. Accretion expense related to the increase in the net present value of the contingent liability has been included in interest expense for the period.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

Included in general and administrative expenses for the year ended December 31, 2012 are costs totaling $73.5 million for acquisition and integration costs including advisory, legal, and regulatory in connection with the Actavis Group acquisition.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the Actavis Group acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing in place at January 1, 2011 and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company (in millions, except per share amounts):

(Unaudited)	Year Ended December 31,
(in millions, except per share data)	2012	2011
Net revenues	$8,082.7	$7,090.7
Net income attributable to common shareholders	111.6	(429.4)
Earnings (loss) per share:
Basic	$0.86	$(3.35)
Diluted	$0.85	$(3.29)

The Company recorded net revenue and pre-tax loss of $437.4 million and $84.8 million related to Actavis Group during the year ended December 31, 2012.

Divestiture of Products

In order to obtain regulatory approval to consummate the Purchase Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, we were required to divest certain assets. In conjunction with the closing of the acquisition, these products were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc. (Refer to “NOTE 6 — Other Income (Expense)” for additional details.)

Acquisition of Ascent Pharmahealth Ltd.

On January 24, 2012, Actavis acquired all of the outstanding equity of Ascent for AU$376.6, or approximately $392.6 million, including certain working capital adjustments. Through the acquisition, Actavis enhances its commercial presence in Australia and gains selling and marketing capabilities in Southeast Asia. In Australia, Ascent markets generic, brands, over-the-counter (“OTC”) and dermatology and skin care products. In Southeast Asia, Ascent markets generic and OTC products. Ascent’s Southeast Asian business includes commercial operations in Singapore, Malaysia, Hong Kong, Vietnam and Thailand. Ascent operates a manufacturing facility in Singapore for generic products in Southeast Asian markets. Ascent’s results are included in the Actavis Pharma segment as of the acquisition date.

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

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date (in millions):

Amount
Cash and cash equivalents	$9.1
Accounts receivable	29.7
Inventories	27.2
Other current assets	3.3
Property, plant & equipment	4.4
Intangible assets	192.6
Goodwill	214.3
Current liabilities	(35.7)
Long-term deferred tax and other tax liabilities	(51.8)
Other long term liabilities	(0.4)
Long-term debt	(0.1)

Net assets acquired	$392.6

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

Goodwill

Among the primary reasons the Company acquired Ascent and factors that contributed to the preliminary recognition of goodwill were a strong commercial presence in the Australian and Southeast Asian pharmaceutical markets, history of operating margins and profitability, opportunity to generate revenue as well as a platform to grow in additional Southeast Asian markets. The goodwill recognized from the Ascent acquisition is not deductible for tax purposes. All goodwill from the Ascent acquisition was assigned to the Actavis Pharma segment.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-Related Expenses

Included in general and administrative expenses for the year ended December 31, 2012 is acquisition costs totaling $5.0 million for advisory, legal and regulatory costs incurred in connection with the Ascent acquisition.

Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Acquisition of Specifar

On May 25, 2011, Actavis and each of the shareholders (together, the “Sellers”) of Paomar PLC entered into a Stock Purchase Agreement pursuant to which Actavis purchased all of the outstanding equity of Paomar for cash and certain contingent consideration. Paomar is a company incorporated under the laws of Cyprus and owner of 100 percent of the shares of Specifar Commercial Industrial Pharmaceutical, Chemical and Construction Exploitations Societe Anonyme, a company organized under the laws of Greece. Specifar owns 100 percent of the shares of Alet Pharmaceuticals Industrial and Commercial Societe Anonyme (“Alet”). In accordance with the terms of the Stock Purchase Agreement, the Company acquired all the outstanding equity of Paomar for the following consideration:

•	The payment of cash totaling €398.5 million, or $559.5 million, including working capital adjustments.

•

Certain contingent consideration (not to exceed an aggregate total of €40.0 million) based on the gross profits on sales of the generic tablet version of Nexium® (esomeprazole) developed by Specifar during its first five years of sales in countries including major markets in Europe, Asia and Latin America, as well as in Canada. For additional information on the contingent payment, refer to “NOTE 17–Fair Value Measurements”.

Through the acquisition, Actavis, Inc. gained a generic pharmaceuticals product development company that develops and out-licenses generic pharmaceutical products primarily in Europe. In addition, the acquisition enhanced the Company’s commercial presence in key European markets by providing a portfolio of products and provides a commercial presence in the branded-generic Greek pharmaceuticals market, including the Specifar and Alet brands of products. Actavis, Inc. funded the transaction using cash on hand and borrowings from the Company’s 2006 Credit Facility. Specifar results are included in the Actavis Pharma segment subsequent to the acquisition date.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting under existing U.S. GAAP. The acquisition method under existing U.S. GAAP requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date and that IPR&D be recorded at fair value on the balance sheet regardless of the likelihood of success of the related product or technology. The following table summarizes the final fair values of the tangible and

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifiable intangible assets acquired and liabilities assumed at acquisition date, with the excess being allocated to goodwill (in millions):

Amount
Cash and cash equivalents	$0.6
Accounts receivable	20.6
Inventories	27.1
Other current assets	9.3
Property, plant & equipment	65.1
IPR&D intangible assets	164.3
Intangible assets	265.1
Goodwill	195.1
Other assets	5.6
Current liabilities	(28.4)
Long-term deferred tax and other tax liabilities	(94.6)
Long-term debt	(27.9)
Other long-term liabilities	(42.4)

Net assets acquired	$559.5

In June 2011, the Company paid and retired $28.8 million in long-term debt assumed in the Specifar Acquisition. During the year ended December 31, 2012, the Company recorded an impairment loss of $40.3 million related to a manufacturing facility located in Greece that was acquired as part of the Specifar acquisition. The impairment for the Greece facility was due to a change in the intended use of the facility as a result of the Company’s decision during the third quarter of 2012 to discontinue further construction as a result of the acquisition of the Actavis Group.

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

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During 2012, the Company recorded impairment charges of $117.8 million related to product rights and in-process research and development intangible assets acquired in connection with the Specifar acquisition. The impairment relating to the intangible assets acquired in connection with the Specifar acquisition was recorded during the fourth quarter of 2012 and related to esomeprazole product rights following the Company decision to discontinue selling the product as a result of products acquired in connection with the Actavis Group acquisition ($16.8 million). In addition, we recorded during the second quarter of 2012 a charge related to three products in development as a result of various factors occurring during the same period mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the carrying values ($101.0 million).

Goodwill Allocation

Among the primary reasons the Company entered into the Specifar Acquisition and factors that contributed to a purchase price allocation resulting in the recognition of goodwill were a history of operating margins and profitability, a strong R&D organization and expanded commercial footprint on a global basis, which will enable Actavis to expand its product offerings. The goodwill recognized from the Specifar Acquisition is not deductible for tax purposes. All goodwill from the Specifar Acquisition was assigned to the Actavis Pharma segment.

Contingent Consideration

The Company’s purchase price allocation determined the fair value of the contingent consideration obligation to be $35.5 million based on a probability-weighted income approach derived from revenue estimates and post-tax gross profit levels and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. During the year ended December 31, 2012, the Company recorded fair value adjustments resulting in a gain of $27.5 million based on forecasted esomeprazole profits.

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

ACTAVIS, INC.

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

NOTE 6 — Other Income (Expense)

Other income consisted of the following (in millions):

	Years Ended December 31,
	2012	2011	2010
Gain on sale of products	$88.7	$—	$—
Gain on sale of investments	28.8	0.8	25.6
Gain on sale of divested products	24.0	—	—
Loss on foreign exchange derivative	(70.4)	—	—
Bridge loan expenses	(37.1)	—	—
Earnings (losses) on equity method investments	1.3	(4.5)	1.6
Other income (expense)	$3.2	$3.2	$0.5

	$38.5	$(0.5)	$27.7

Gain on Sale of Products

On October 29, 2012, the Company sold its Rugby over-the-counter (“OTC”) pharmaceutical products and trademarks to The Harvard Drug Group, L.L.C. (“Harvard”) for $116.6 million. Under the terms of the agreement, Harvard acquired the Rugby trademark and all rights to market, sell and distribute OTC products and nicotine gum products sold under the trademark. The Company retains all rights to manufacture, sell and distribute all store-branded OTC and nicotine gum products, as well as other non-Rugby OTC products in its portfolio. Actavis retains ownership of its nicotine gum Abbreviated New Drug Applications (ANDAs) as well as nicotine gum manufacturing facilities. Also as part of the transaction, Actavis and Harvard entered into a supply and license agreement under which Actavis will manufacture and supply nicotine gum products sold in the Rugby and Major labels. Major is Harvard’s existing private label brand. The Company recorded a gain of $88.7 million in other income (expense), in the fourth quarter of 2012.

Gain on Sale of Investments

On October 22, 2012, the Company sold its investment in Moksha8 for $46.6 million. Simultaneously, Actavis expanded its ongoing sales and marketing collaboration with Moksha8 by granting a license to Moksha8 for five new branded generic products to be developed for the Brazil and Mexico markets in exchange for defined milestones and sales royalties. Actavis will continue to retain generic marketing rights in each market for all products licensed to Moksha8. The Company recorded a gain of $28.8 million in other income (expense) in the fourth quarter of 2012.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain on Sale of Divested Products

In order to obtain regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Actavis Group acquisition, Actavis was required to divest certain assets. On October 31, 2012, these products were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the fourth quarter of 2012.

Other Income (loss)

Included in other income (loss) for the year ended December 31, 2012 is approximately $70.4 million of realized losses for the derivative instruments entered into to mitigate the exposure resulting from movements of the U.S. dollar against the Euro in connection with the purchase of the Actavis Group and approximately $37.1 million for the expenses of the bridge loan entered into to fund the purchase of the Actavis Group.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — Balance Sheet Components

Selected balance sheet components consisted of the following (in millions):

	December 31,
	2012	2011
Inventories:
Raw materials	$426.9	$219.2
Work-in-process	126.2	55.7
Finished goods	1,101.3	655.0

	1,654.4	929.9
Less: inventory reserves	(111.2)	(40.5)

Inventories, net	$1,543.2	$889.4

Property and equipment:
Machinery and equipment	$850.1	$597.2
Buildings and improvements	698.6	382.2
Research and laboratory equipment	112.4	108.7
Leasehold improvements	107.0	89.5
Furniture and fixtures	296.5	51.7
Land and land improvements	46.2	47.1
Construction in progress	114.5	131.1

Total property and equipment, at cost	2,225.3	1,407.5
Less accumulated depreciation	(745.5)	(693.8)

Total property and equipment, net	$1,479.8	$713.7

Accounts payable and accrued expenses:
Trade accounts payable	$598.6	$755.9
Accrued third-party rebates	561.3	221.6
Current portion of contingent consideration obligations	351.9	128.3
Accrued payroll and related benefits	260.1	121.4
Proposed legal settlements	173.3	28.8
Royalties and sales agent payables	86.2	119.9
Accrued indirect returns	52.9	28.9
Interest payable	49.5	17.8
Accrued severence, retention and other shutdown costs	65.1	14.1
Other accrued expenses	230.0	98.7

Total accounts payable and accrued expenses	$2,428.9	$1,535.4

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — Investments in Marketable Securities and Other Investments

Investments in marketable securities and other investments consisted of the following (in millions):

	December 31,
	2012	2011
Marketable securities:
U.S. Treasury and agency securities — maturing within one year	$6.5	$4.9
U.S. Treasury and agency securities — maturing within two years	2.5	10.0

Total marketable securities	$9.0	$14.9

Investments and other assets:
Equity method investments	$9.6	$28.8
Cost method and other long-term investments	1.0	0.3
Other assets	80.6	42.2

Total investments and other assets	$91.2	$71.3

Actavis’ marketable securities and other long-term investments are classified as available-for-sale and are recorded at fair value based on quoted market prices using the specific identification method. These investments are classified as either current or non-current, as appropriate, in the Company’s Consolidated Balance Sheets.

The following table provides a summary of the fair value and unrealized gains (losses) related to Actavis’ available-for-sale securities classified as current assets (in millions):

At December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury and agency securities	$9.0	$—	$—	$9.0

Total	$9.0	$—	$—	$9.0

At December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
U.S. Treasury and agency securities	$14.8	$0.1	$—	$14.9

Total	$14.8	$0.1	$—	$14.9

Current Investments

The Company invests in U.S. Treasury and agency securities. These investments are included in marketable securities on the Company’s Consolidated Balance Sheets at December 31, 2012 and 2011. Current investments are classified as available-for-sale and are recorded at fair value based on quoted market prices.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Equity Method Investments

The Company’s equity method investments at December 31, 2012 consist of various equity method investments in privately held companies.

Cost Method Investments

The Company’s cost method investments consist primarily of investments in common shares of a number of private and public companies where our ownership interest is less than 20% or where we do not have the ability to exercise significant influence.

Other Assets

Other assets include security and equipment deposits and deferred financing fees, net of amortization.

NOTE 9 — Goodwill, Product Rights and Other Intangible Assets

Goodwill for the Company’s reporting segments consisted of the following (in millions):

	December 31,
	2012	2011
Actavis Specialty Brands segment	$371.6	$371.6
Actavis Pharma segment	4,304.2	1,250.4
Anda Distribution segment	86.3	86.3

Total goodwill	$4,762.1	$1,708.3

The increase in Actavis Pharma segment goodwill in 2012 is primarily due to goodwill of $3,028.2 million recognized in connection with the Ascent and Actavis Group acquisitions. (Refer to “NOTE 5 — Acquisitions and Divestitures” for additional details.)

Other intangible assets consist primarily of product rights. The original cost and accumulated amortization of these intangible assets, where applicable, consisted of the following (in millions):

	December 31,
	2012	2011
Intangibles with definite lives:
Product rights and other related intangibles	$5,242.2	$2,582.5
Core technology	92.2	52.5
Customer relationships	169.0	49.1

	5,503.4	2,684.1
Less accumulated amortization	(2,055.3)	(1,566.0)

	3,448.1	1,118.1

Intangibles with indefinite lives:
IPR&D	305.7	419.3
Tradename	76.2	76.2

	381.9	495.5

Total product rights and related intangibles, net	$3,830.0	$1,613.6

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2012, the Company acquired intangible assets in connection with the Actavis Group acquisition of $2,572.5 million, including $2,222.5 million relating to CMP, $194.4 relating to IPR&D intangibles, $38.9 relating to Core technology and $116.7 relating to Customer relationships. CMP intangibles have been included in product rights and other related intangibles and will be amortized over a weighted average useful life of 8.7 years.

In January 2012, the Company acquired product rights, contractual rights and trade name intangible assets in connection with the Ascent Acquisition of $192.6 million. These intangibles have been included in product rights and other related intangibles and will be amortized over a weighted average useful life.

In May 2011, the Company acquired intangible assets in connection with the Specifar Acquisition of $429.4 million, including $265.1 million relating to CMP and $164.3 relating to IPR&D intangibles. CMP intangibles have been included in product rights and other related intangibles and will be amortized over a weighted average useful life. During the second quarter of 2012, the Company recorded an impairment charge of $101.0 million related to certain IPR&D assets acquired as part of the Specifar acquisition resulting in the decrease of IPR&D assets at December 31, 2012. The charge was related to three products in development as a result of various factors occurring during the same period mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. During the fourth quarter of 2012, the Company recorded an impairment charge of $16.8 million related to esomeprazole product rights following the Company decision to discontinue selling the product as a result of products acquired in connection with the Actavis Group acquisition.

During 2012 and 2011 approximately $211.3 million and $250.4 million of IPR&D intangibles were transferred to product rights and other related intangibles as products received regulatory approval. Amortization of these intangibles commenced upon product launch using a weighted average useful life.

Actavis re-evaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company continually evaluates the appropriateness of useful lives assigned to long-lived assets, including product rights.

Due to changes in market conditions in certain international locations and forecasted performance of certain products not yet launched, the Company performed off-cycle impairment reviews in 2011 and recorded impairment charges of $102.8 million related to certain acquired IPR&D assets during 2011. The impairment charges in 2011 include $75.8 million related to IPR&D intangibles acquired in our acquisition of the progesterone gel business from Columbia and $27.0 million of IPR&D intangibles acquired in the Arrow Acquisition. These impairment charges result from the Company’s current estimates of the fair value of these IPR&D assets, based on updated forecasts, compared to their assigned fair values on the acquisition date. The fair value of acquired identifiable intangible assets generally is determined using an income approach, based on a forecast of all expected future net cash flows related to the asset which are adjusted to present value using appropriate discount rates. Forecasts used to determine fair values of IPR&D assets are based on appropriate assumptions which include, among other factors, the impact of changes to the development programs, the current competitive environment, the regulatory timeframes impacting future product launch dates and the risk associated with these assets.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the intangible assets, annual amortization expense on product rights and related over the next five years is estimated to be as follows (in millions):

Amount
2013	$614
2014	$596
2015	$514
2016	$426
2017	$408

The above amortization expense is an estimate. Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, finalization of preliminary fair value estimate, potential impairments, accelerated amortization or other events.

NOTE 10 — Long-Term Debt

Long-term debt consisted of the following (in millions):

	December 31,
	2012	2011
Senior Notes,
$450.0 million 5.000% notes due August 14, 2014	$450.0	$450.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	—
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	—
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	—
Less: Unamortized discount	(35.1)	(1.7)

Senior Notes, net	4,714.9	848.3

Term Loan Credit Agreement	1,700.0	—
Mandatorily Redeemable Preferred Stock	—	183.2
Other, including capital leases	18.4	1.5

Total debt	6,433.3	1,033.0
Less: Current portion	176.2	184.5

Total long-term debt	$6,257.1	$848.5

Senior Notes

Senior Notes Issued in 2012

On October 2, 2012, the Company issued $1,200.0 million aggregate principal amount of 1.875% senior notes due 2017, $1,700.0 million aggregate principal amount of 3.250% senior notes due 2022, and $1,000.0 million aggregate principal amount of 4.625% senior notes due 2042 in a registered offering pursuant to an effective Registration Statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”) (collectively, the “2012 Senior Notes”). The 2012 Senior Notes were issued pursuant to an indenture dated as of August 24, 2009 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by a third supplemental indenture dated as of October 2, 2012, between the Company and the trustee.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013.

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

Net proceeds from the offering of the 2012 Senior Notes were used for the acquisition of the Actavis Group. The outstanding balance under the 2012 Senior Notes at December 31, 2012 was $3,866.1 million.

Senior Notes Issued in 2009

On August 24, 2009, the Company issued $450.0 million aggregate principal amount of 5.00% senior notes due 2014 and $400.0 million aggregate principal amount of 6.125% senior notes due 2019 (collectively, the “2009 Senior Notes”) pursuant to an effective Registration Statement on Form S-3 filed with the SEC. The Senior Notes Issued in 2009 were issued pursuant to the Base Indenture, as supplemented by a first supplemental indenture dated August 24, 2009.

Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010.

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

Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow acquisition. The outstanding balance under the 2009 Senior Notes at December 31, 2012 was $848.8 million.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan Credit Agreement

On June 22, 2012, the Company, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, and a syndicate of banks participating as lenders entered into a senior unsecured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) pursuant to which the lenders agreed to provide the Company a Term Loan in an aggregate amount not to exceed $1.8 billion. On October 31, 2012, the Company borrowed $1.8 billion under the Term Loan Credit Agreement to fund the Actavis Group acquisition. Debt related costs for the borrowing were $5.9 million, which the Company paid on the date of the borrowing. On December 10, 2012, the Company prepaid $100.0 million of the Term Loan Credit Agreement. The outstanding balance of the Term Loan Credit Agreement at December 31, 2012 was $1.7 billion.

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

The Term Loan Credit Agreement matures on the fifth anniversary of the closing date of the Actavis Group acquisition. The outstanding principal amount under the Term Loan Credit Agreement is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the closing date of the Actavis Group acquisition (beginning with the quarter ending March 31, 2013), with the remaining balance payable on the maturity date. The Term Loan Credit Agreement contains covenants that are substantially similar to those in the Company’s Revolving Credit Facility. The Term Loan Credit Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the Term Loan Credit Agreement). The Term Loan Credit Agreement became effective in accordance with its terms on June 22, 2012.

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

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company is subject to, and, at December 31, 2012, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. The Credit Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the credit facilities). There was no balance outstanding under the Revolving Credit Facility at December 31, 2012. As of December 31, 2012, the net availability under the Revolving Credit Facility, reflecting $6.7 million of outstanding letters of credit, was $743.3 million.

2006 Credit Facility

In November 2006, the Company entered into the 2006 Credit Facility with Canadian Imperial Bank of Commerce, acting through its New York agency, as Administrative Agent, Wachovia Capital Markets, LLC, as Syndication Agent, and a syndicate of banks. The 2006 Credit Facility provided an aggregate of $1.15 billion of senior financing to Actavis, consisting of a $500.0 million revolving credit facility (“2006 Revolving Facility”) and a $650.0 million senior term loan facility (“Term Facility”). The 2006 Credit Facility had a five-year term and was scheduled to mature in November 2011. In May 2011, the Company borrowed $250.0 million under the 2006 Revolving Facility to partially fund the Specifar acquisition as discussed in “NOTE 5 – Acquisitions and Divestitures”. On September 16, 2011, concurrent with executing the Revolving Credit Facility, the Company repaid the then amount outstanding and terminated the 2006 Revolving Facility.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bridge Facility

On April 25, 2012, pending execution of the Company’s final financing plans in connection with the purchase of Actavis Group, the Company entered into a senior unsecured bridge loan (“Bridge Facility”) with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Wells Fargo Securities, LLC, and Wells Fargo Bank, N.A. in an amount up to $6.0 billion. Debt related costs paid in connection with the Bridge Facility were $37.1 million, which was fully amortized in 2012 as the Bridge Facility was permanently terminated on October 31, 2012.

Mandatorily Redeemable Preferred Stock

In connection with the Arrow Acquisition, on December 2, 2009, pursuant to the Purchase Agreement, Actavis issued 200,000 shares of newly designed non-voting Series A Preferred Stock of Actavis, having a stated value of $1,000 per share (the “Stated Value”), or an aggregate stated value of $200.0 million, which have been placed in an indemnity escrow account for a period of three years. The fair value of the Mandatorily Redeemable Preferred Stock was initially estimated to be $150.0 million at Acquisition Date based on the mandatory redemption value of $200.0 million on December 2, 2012 using a discount rate of 9.63% per annum. The mandatorily redeemable preferred stock was redeemed for cash of $200.0 million on December 2, 2012.

Fair Value of Outstanding Debt

As of December 31, 2012, the fair value of our Senior Notes was $248.2 million greater than the carrying value. Generally changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our debt would not be material on our financial condition, results of operations or cash flows.

Annual Debt Maturities

At December 31, 2012, annual debt maturities were as follows (in millions):

2013	170
2014	620
2015	170
2016	170
2017	2,220
2018 and after	3,100

Amounts represent total anticipated cash payments assuming scheduled repayments under the Term Loan Credit Agreement and maturities of our existing Senior Notes. Future prepayments under the Term Loan will lead to a pro-rata reduction in the Term Loan principal amounts due. Any early settlement of our Senior Notes through redemption or repurchase privileges, as defined under the terms of the Senior Notes, would change the timing of principal amounts due.

Lease Commitments

The Company has operating leases for certain facilities and equipment. The terms of the operating leases for the Company’s facility leases require the Company to pay property taxes, normal maintenance expense and maintain minimum insurance coverage. Total rental expense for operating leases in for December 31, 2012, 2011, and 2010 was $33.1 million, $32.4 million, and $26.0 million, respectively. The Company also has capital leases for certain facilities and equipment, as addressed below. The future minimum lease payments under both capital and operating leases that have remaining terms in excess of one year are:

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Capital	Operating
2013	$7.9	$38.1
2014	7.8	32.1
2015	2.3	26.9
2016	1.4	17.6
2017	0.6	13.0
Thereafter	1.4	56.2

Total minimum lease payments	21.4	183.9

Less: amount representing interest	(3.0)

Present value of net minimum lease payments	$18.4

The assets recorded under capital leases as of December 31, 2012 are:

Machinery & Equipment	$7.9
Furniture & Fixtures	0.8
Building & Improvements	0.5
Land	6.5

Total	$15.7

NOTE 11 — Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in millions):

	December 31,
	2012	2011
Acquisition related contingent consideration liabilities	$363.1	$181.6
Long term pension liability	44.3	—
Other long-term liabilities	107.1	19.4

	514.5	201.0
Less: Current portion included in accounts payable and accrued expenses	351.9	128.3

Total other long-term liabilities	$162.6	$72.7

The Company determines the acquisition date fair value of contingent consideration obligations based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving contingent obligations including contingent payments such as milestone obligations, royalty obligations and contract earn-out criteria, where applicable. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows are discounted using an appropriate effective annual interest rate to reflect the internal rate of return and incremental commercial uncertainty, major risks and uncertainties associated with the successful completion of the projects triggering the contingent obligation. At each reporting date, the Company revalues the contingent consideration obligation to estimated fair value and records changes in fair value as income or expense in our consolidated statement of

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. Changes in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various contingent consideration obligations. Accretion expense related to the increase in the net present value of the contingent liability is included in interest expense for the period.

The Company incurred contingent consideration in the December 2, 2009 acquisition of the Arrow Group, the July 2, 2010 acquisition of the U.S. rights to Crinone® and progesterone gel, on the gross profits on sales of the generic tablet version of Nexium® (esomeprazole) and in the acquisition of the Actavis Group.

NOTE 12 — Income Taxes

The Company’s income before provision for income taxes was generated from the United States and international operations as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Income before income taxes:
U.S.	$730.6	$731.4	$391.6
Foreign	(485.5)	(275.4)	(141.0)

Income before income taxes	$245.1	$456.0	$250.6

The Company’s provision for income taxes consisted of the following (in millions):

	Years Ended December 31,
	2012	2011	2010
Current provision:
Federal	$328.5	$301.2	$161.4
State	18.0	10.8	14.9
Foreign	21.3	11.8	9.3

Total current provision	367.8	323.8	185.6

Deferred (benefit) provision:
Federal	(75.5)	(53.2)	(54.1)
State	5.6	(3.9)	(10.2)
Foreign	(151.1)	(69.8)	(54.0)

Total deferred (benefit) provision	(221.0)	(126.9)	(118.3)

Total provision for income taxes	$146.8	$196.9	$67.3

The exercise of certain stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $13.7 million, $14.6 million and $6.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations between the statutory federal income tax rate and the Company’s effective income tax rate were as follows:

	Years Ended December 31,
	2012	2011	2010
Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.5%	2.4%	1.6%
Foreign rate differential	(3.7)%	1.9%	2.8%
Foreign intangible amortization	18.7%	6.1%	0.0%
Effect of Ascent reorganization	(15.0)%	0.0%	0.0%
Loss on foreign currency hedge	10.1%	0.0%	0.0%
Foreign impairments	8.4%	0.6%	0.7%
Tax audit outcomes	(7.0)%	(1.4)%	(7.8)%
Non-deductible expenses	5.9%	2.5%	5.0%
R&D credit and U.S. manufacturing deduction	(4.5)%	(3.7)%	(3.7)%
Rate changes	2.8%	(1.2)%	(4.3)%
Transaction costs	2.7%	0.2%	0.0%
Valuation allowance	(1.6)%	1.4%	(1.4)%
Sale of subsidiary	0.0%	0.0%	(2.1)%
Other	2.6%	(0.6)%	1.1%

Effective income tax rate	59.9%	43.2%	26.9%

Deferred tax assets and liabilities are measured based on the difference between the financial statement and tax basis of assets and liabilities at the applicable tax rates. The significant components of the Company’s net deferred tax assets (liabilities) consisted of the following (in millions):

	December 31,
	2012	2011
Benefits from net operating loss and tax credit carryforwards	$248.1	$101.3
Differences in financial statement and tax accounting for:
Inventories, receivables and accruals	342.2	163.9
Deferred revenue	6.3	9.9
Share-based compensation	24.0	19.4
Other	49.7	18.3

Total deferred tax asset, gross	670.3	312.8
Less: Valuation allowance	(101.6)	(37.8)

Total deferred tax asset, net	$568.7	$275.0

Differences in financial statement and tax accounting for:
Property, equipment and intangible assets	(906.9)	(288.1)
Basis difference in debt	(269.6)	—
Deferred interest expense	(76.3)	(76.3)

Total deferred tax liabilities	$(1,252.8)	$(364.4)

Total deferred taxes	$(684.1)	$(89.4)

The total net deferred tax liability increased by $786.5 due to acquisitions.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had the following carryforward tax attributes at December 31, 2012:

•	$68.1 million state tax net operating loss (“NOL”) which begin to expire in 2013;

•	$441.7 million foreign tax NOLs which begin to expire in 2013; and $296.0 million foreign tax NOLs which are not subject to expiration.

•	$22.1 million of tax credits in foreign jurisdictions which begin to expire in 2013 and $87.8 million of tax credits in foreign jurisdiction which are not subject to expiration.

A valuation allowance has been established due to the uncertainty of realizing certain net operating losses ($89.7 million), some foreign deferred tax assets ($6.7 million) and deferred tax assets relating to some impaired investments ($5.2 million).

Deferred income taxes have not been provided on the undistributed earnings of certain of the Company’s foreign subsidiaries of approximately $242.7 as of December 31, 2012, as these amounts are intended to be indefinitely reinvested in foreign operations. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation. In making this assertion, the Company evaluates, among other factors, the profitability of its United States and foreign operations and the need for cash within and outside the United States, including cash requirements for capital improvement, acquisitions and market expansion. Additionally, the Company has accrued withholding taxes of approximately $8 million for certain pre-acquisition earnings for some of the Actavis subsidiaries. The Company expects that future earnings in these subsidiaries will be indefinitely reinvested.

Accounting for Uncertainty in Income Taxes

At December 31, 2012, 2011 and 2010, the liability for income tax associated with uncertain tax positions was $103.7 million, $71.2 million and $68.0 million, respectively. As of December 31, 2012, the Company estimates that this liability would be reduced by $28.4 million, from offsetting tax benefits associated with the correlative effects of state income taxes and net operating losses with valuation allowances. The net amount of $75.3 million, if recognized, would favorably affect the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	December 31,
	2012	2011	2010
Balance at the beginning of the year	$71.2	$68.0	$72.2
Increases for current year tax positions	4.3	8.5	5.9
Increases for prior year tax positions	6.7	11.0	20.1
Increases due to acquisitions	41.9	—	—
Decreases for prior year tax positions	(10.4)	(14.9)	(27.5)
Settlements	(9.3)	(1.2)	(2.3)
Lapse of applicable statue of limitations	(1.3)	(0.2)	(0.4)
Foreign Exchange	0.6	—	—

Balance at the end of the year	$103.7	$71.2	$68.0

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in tax expense. During the years ended December 31, 2012, 2011 and 2010, the company recognized approximately $1.3 million, $2.2 million and $2.3 million in interest and penalties, respectively. At December 31, 2012, 2011 and 2010 the Company had accrued $9.5 million (net of tax benefit of $4.4 million), $4.2 million (net of tax

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit of $2.6 million) and $2.4 million (net of tax benefit of $1.8 million) of interest and penalties related to uncertain tax positions, respectively. The Company does not expect significant changes in its uncertain tax positions in the next twelve months.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2007. In the third quarter of 2012 the IRS concluded its examination of the Company’s 2007-2009 tax returns resulting in a release of tax reserves of $7.8 million. The Company and the IRS have agreed on all issues except the timing of the deductibility of certain litigation costs. The Company intends to appeal the disputed issue and believes that it will prevail on its position. The IRS is still examining the 2007-2009 tax returns for Arrow’s US business and is focusing on certain pre-acquisition transfer pricing issues. Additionally, the IRS has indicated that it will begin the audit of the Company’s next audit cycle in 2013. The significant foreign jurisdictions which have open statutes to assessment include Australia, Greece, Iceland, India, Malta, Russia and the UK. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes.

Note 13 — Stockholders’ Equity

Preferred stock

In 1992, the Company authorized 2.5 million shares of no par preferred stock. The Board has the authority to fix the rights, preferences, privileges and restrictions, including but not limited to, dividend rates, conversion and voting rights, terms and prices of redemptions and liquidation preferences without vote or action by the stockholders. On December 2, 2009 the Company issued 200,000 shares of Mandatorily Redeemable Preferred Stock in connection with Arrow acquisition. The Mandatorily Redeemable Preferred Stock was redeemed for cash of $200.0 million on December 2, 2012. (For additional information on the Mandatorily Redeemable Preferred Stock refer to “NOTE 10 — Long-Term Debt”).

Stock option plans

The Company has adopted several stock option plans, all of which have been approved by the Company’s shareholders that authorize the granting of options to purchase the Company’s common shares subject to certain conditions. At December 31, 2012, the Company had reserved 7.7 million of its common shares for issuance upon exercise of options granted or to be granted under these plans and for restricted stock grants (see discussion below). The option award plans require options to be granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to five years and expire in ten years. No additional options have been granted under any of these plans.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option plans consisted of the following (options and aggregate intrinsic value in millions):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2011	1.7	$31.74
Granted	—	—
Exercised	(0.6)	32.18
Cancelled	—	—

Outstanding, December 31, 2012	1.1	$31.50	3.1	$62.1

Vested and expected to vest at December 31, 2012	1.1	$31.50	3.1	$62.1

Options exercisable at December 31, 2012	1.1	$31.50	3.1	$62.1

As of December 31, 2012, the stock options were completely expensed. Total intrinsic value of options exercised for the year ended December 31, 2012 and 2011 was $24.4 million and $24.3 million, respectively.

Restricted Stock Plan

Beginning in 2005, the Compensation Committee of the Board authorized and issued restricted stock to the Company’s Participants under the Company’s equity compensation plans. The restricted stock award program offers Participants the opportunity to earn shares of our common stock over time, rather than options that give Participants the right to purchase stock at a set price. Restricted stock and restricted stock unit awards are grants that entitle the holder to shares of common stock subject to certain terms. Actavis’ restricted stock and restricted stock unit awards generally have restrictions lapse over a one- to four-year period. Restrictions generally lapse for non-employee directors after one year. Restrictions generally lapse for employees over a two- to four-year period. Certain restricted stock units are performance-based awards issued at a target number, subject to adjustments up or down based upon achievement of certain financial targets. The fair value of restricted stock grants is based on the fair market value of our common stock on the respective grant dates. Restricted stock compensation is being amortized and charged to operations over the same period as the restrictions lapse for the Participants.

A summary of the changes in restricted stock grants during the year ended December 31, 2012 is presented below (shares and aggregate intrinsic value in millions):

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted shares outstanding at December 31, 2011	2.5	$44.37	1.5	$110.8
Granted	0.9	66.03		64.9
Vested	(0.7)	62.84		(46.9)
Cancelled	(0.1)	51.49		(6.0)

Restricted shares outstanding at December 31, 2012	2.6	$46.92	1.4	$122.8

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, the Company had $51.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock grants, which will be recognized over the remaining weighted average period of 1.4 years.

Stock Repurchases

During the years ended December 31, 2012 and 2011, the Company repurchased approximately 0.3 million each of its common stock surrendered to the Company to satisfy tax withholding obligations in connection with the exercise and sale of stock options or vesting of restricted stock issued to employees for total consideration of $16.1 million and $14.2 million, respectively.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) at December 31, 2012 consists of unrealized gains on securities of $0.1 million and foreign currency translation gain of $36.7 million. Accumulated other comprehensive income (loss) at December 31, 2011 consists of unrealized gains on securities of $0.1 million and foreign currency translation adjustments of ($76.6) million.

NOTE 14 — Segments

Actavis operates in three segments: Actavis Pharma (previously Global Generics), Actavis Specialty Brands (previously Global Brands) and Anda Distribution (previously Distribution). The Actavis Pharma segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Actavis Specialty Brands segment includes patent-protected products and certain trademarked off-patent products that Actavis sells and markets as brand pharmaceutical products. The Anda Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Actavis’ Actavis Pharma and Actavis Specialty Brands segments.

The accounting policies of the operating segments are the same as those described in “NOTE 2 — Summary of Significant Accounting Policies.” The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains or losses on asset sales or disposals and impairments by segment as not all such information has been accounted for at the segment level, nor has such information been used by all segments.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments consisted of the following (in millions):

	Years Ended December 31,
	2012	2011	2010
Actavis Pharma Segment
Product sales	$4,385.2	$3,320.2	$2,268.9
Other revenue	60.9	47.0	69.5

Net revenues	4,446.1	3,367.2	2,338.4
Operating expenses:
Cost of sales(1)	2,428.4	1,817.8	1,198.9
Research and development	255.6	227.7	194.6
Selling and marketing	281.2	156.0	111.9

Actavis Pharma Contribution	$1,480.9	$1,165.7	$833.0

Contribution margin	33.3%	34.6%	35.6%
Actavis Specialty Brands Segment
Product sales	$411.6	$364.9	$316.3
Other revenue	70.8	76.1	81.5

Net revenues	482.4	441.0	397.8
Operating expenses:
Cost of sales(1)	115.4	94.4	88.4
Research and development	146.2	67.7	101.5
Selling and marketing	175.5	168.6	137.8

Actavis Specialty Brands Contribution	$45.3	$110.3	$70.1

Contribution margin	9.4%	25.0%	17.6%
Anda Distribution Segment
Product sales	$986.4	$776.2	$830.7
Other revenue	—	—	—

Net revenues	986.4	776.2	830.7
Operating expenses:
Cost of sales(1)	846.6	652.7	711.2
Research and development	—	—	—
Selling and marketing	89.8	77.2	70.3

Anda Distribution Contribution	$50.0	$46.3	$49.2

Contribution margin	5.1%	6.0%	5.9%

Total Segment Contribution	$1,576.2	$1,322.3	$952.3
Corporate general and administrative	624.8	353.1	436.1
Amortization	481.1	354.3	180.0
Loss on asset sales and impairments, net	149.5	78.7	30.8

Operating income	$320.8	$536.2	$305.4

(1)	Excludes amortization of acquired intangibles including product rights.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net product sales are represented by the sale of products in the following geographic areas for the years ended December 31 (in millions):

	2012	2011	2010
United States	$4,718.8	$3,960.6	$2,990.1
International	1,064.4	500.7	425.8

	$5,783.2	$4,461.3	$3,415.9

The Company’s net product sales are represented by the sale of products in the following therapeutic categories for the years ended December 31 (in millions):

	2012	2011	2010
Central nervous system	$1,964.0	$1,517.4	$907.6
Cardiovascular	1,298.5	977.2	594.6
Hormones and synthetic substitutes	868.5	724.7	682.3
Anti-infective agents	267.9	197.9	161.5
Urology	174.0	140.5	127.3
Other	1,210.3	903.6	942.6

	$5,783.2	$4,461.3	$3,415.9

NOTE 15 — Business Restructuring Charges

During 2012 activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the acquisition of Actavis Group and additional steps to improve our operating cost structure and achieve operating excellence and efficiencies through our Global Supply Chain Initiative (“GCSI”). Restructuring activities involved facilities and operations in Corona, California; Morristown, New Jersey; and Zug, Switzerland for the year ended December 31, 2012 as follows (in millions):

	Balance at December 31, 2011	Assumed Liability Actavis Group	Charged to Expense	Cash Payments	Non-cash Adjustments	Balance at December 31, 2012
Cost of sales
Severance and retention	$7.9	$1.0	$7.9	$(0.6)	$(1.3)	$14.9
Product transfer costs	0.3	—	4.7	(4.5)	—	0.5
Facility decommission costs	1.2	6.2	0.8	(0.7)	(0.2)	7.3
Accelerated depreciation	—	—	0.3	—	(0.3)	—

	9.4	7.2	13.7	(5.8)	(1.8)	22.7

Operating expenses
Research and development	3.8	1.4	1.1	(2.9)	—	3.4
Accelerated—R & D	—	—	0.2	—	(0.2)	—
Selling, general and administrative	0.9	12.0	32.3	(6.5)	0.3	39.0

	$4.7	$13.4	$33.6	$(9.4)	$0.1	$42.4

Total	$14.1	$20.6	$47.3	$(15.2)	$(1.7)	$65.1

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to our business restructuring and facility rationalization activities primarily consisted of restructuring activities involving facilities at Carmel, New York, Mississauga, Canada and Melbourne, Australia for the year ended December 31, 2011 as follows (in millions):

	Accrual Balance at December 31, 2010	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at December 31, 2011
Cost of sales
Severance and retention	$12.9	$1.1	$(6.1)	$—	$7.9
Product transfer costs	1.4	3.2	(4.3)	—	0.3
Facility decommission costs	1.6	1.1	(1.5)	—	1.2
Accelerated depreciation	—	3.8	—	(3.8)	—

	15.9	9.2	(11.9)	(3.8)	9.4

Operating expenses
R&D	3.1	3.9	(3.2)	—	3.8
Accelerated depreciation — R&D	—	1.0	—	(1.0)	—
Selling, general and administrative	1.0	1.7	(1.8)	—	0.9
Accelerated depreciation — S,G&A	—	0.3	—	(0.3)	—

	4.1	6.9	(5.0)	(1.3)	4.7

Total	$20.0	$16.1	$(16.9)	$(5.1)	$14.1

Product transfer costs consist of documentation, testing and shipping costs to transfer product to other facilities. Operating expenses include severance, retention and accelerated depreciation. Retention is expensed over the service period of employees. Activity related to our business restructuring and facility rationalization activities is primarily attributable to our Actavis Pharma segment.

During the year ended December 31, 2012, 2011 and 2010, the Company recognized restructuring charges of $47.3 million, $16.1 million and $45.1 million, respectively.

NOTE 16 — Derivative Instruments and Hedging Activities

The Company entered into foreign currency exchange options and foreign currency forward contracts to hedge its purchase of Actavis Group for €4.25 billion. The foreign currency exchange options had a net premium of $156.8 million that was settled and paid on October 9, 2012. These transactions were entered into to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the purchase obligation. Since these derivatives were hedges on foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives was recognized in the statement of operations. The net loss on the derivative contracts of $70.4 million was recognized in other income and expense during the twelve months ended December 31, 2012.

NOTE 17 — Fair Value Measurement

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

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value or disclosed at fair value on a recurring basis as at December 31, 2012 and 2011 consisted of the following (in millions):

	Fair Value Measurements as at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$9.0	$9.0	$—	$—
Liabilities:
Contingent consideration	$363.1	$—	$—	$363.1

	Fair Value Measurements as at December 31, 2011 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$14.9	$14.9	$—	$—
Liabilities:
Contingent consideration	$181.6	$—	$—	$181.6

Marketable securities and investments consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.

The fair value measurement of the contingent consideration obligations is determined using Level 3 inputs. The fair value of contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded in our consolidated statement of operations. For the year ended December 31, 2012, charges (credits) of $1.0 million, ($27.5) million, and $5.2 million have been included in cost of sales, loss on asset sales and impairments and interest expense, respectively, in the accompanying consolidated statement of operations.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 (in millions):

	Balance at December 31, 2011	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at December 31, 2012

Liabilities:
Contingent consideration obligations	$181.6	$ —	$197.3	$(21.3)	$5.5	$363.1

	Balance at December 31, 2010	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at December 31, 2011

Liabilities:
Contingent consideration obligations	$198.5	$ —	$37.2	$(51.1)	$(3.0)	$181.6

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — Commitments and Contingencies

Legal Matters

Actavis and its affiliates are involved in various disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings, and litigation matters that arise from time to time in the ordinary course of business. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows. The Company’s general practice is to expense legal fees as services are rendered in connection with legal matters, and to accrue for liabilities when losses are probable and reasonably estimable.

We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. At December 31, 2012, the Company’s consolidated balance sheets include accrued loss contingencies of $230.8 million. This amount includes contingent losses associated with the drug pricing litigation discussed below, as well as additional reserves for potential immaterial contingent losses.

Our legal proceedings range from cases brought by a single plaintiff to mass tort actions and class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including, but not limited to, qui tam actions, antitrust, product liability, securities, patent infringement and trade practices), some of which present novel factual allegations and/or unique legal theories. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss. In those proceedings in which plaintiffs do request publicly quantified amounts of relief, we do not believe that the quantified amounts are meaningful because they are merely stated jurisdictional limits, exaggerated and/or unsupported by the evidence or applicable burdens of proof.

Cipro® Litigation.    Beginning in July 2000, a number of suits were filed against the Company, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 were cases filed against the Company, Rugby and other Company entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to the Company’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro ®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In the action pending in Kansas, the court has administratively terminated the matter. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego ( In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220 ), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. On September 12, 2012, the California Supreme Court entered a stay of all proceedings in the case pending possible action by the United States Supreme Court in an unrelated case that raises similar legal issues. In addition to the pending actions, the

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company understands that various state and federal agencies are investigating the allegations made in these actions. Sanofi has agreed to defend and indemnify the Company and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to the Company’s acquisition of Rugby, and is currently controlling the defense of these actions.

Governmental Reimbursement Investigations and Drug Pricing Litigation.    In November 1999, Schein Pharmaceutical, Inc., now known as Watson Pharma, Inc. (“Watson Pharma”) was informed by the U.S. Department of Justice that it, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida (the “Florida Qui Tam Action”). Watson Pharma has not been served in the qui tam action. A qui tam action is a civil lawsuit brought by an individual or a company (the “qui tam relator”) for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal as to Watson Pharma. The Company believes that the qui tam action relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The Company believes that the Florida Qui Tam Action against the Company was dismissed without prejudice while still sealed as to the Company. Watson Pharma subsequently also received and responded to notices or subpoenas from the Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Wisconsin, Kentucky, Illinois, Mississippi, Missouri, South Carolina, Alabama, Utah, Kansas and Louisiana captioned as follows: State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; State of Wisconsin, ex rel., et al. v. Actavis Mid Atlantic LLC, et al., Case No. 11-cv-5544, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Alabama v. Abbott Laboratories, Inc. et al., Civil Action No. CV05-219, Alabama Circuit Court for Montgomery County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department; and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19 th Judicial District.

In 2011, the Company settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The Company

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsequently settled all claims, including the claims on behalf of the United States, brought by Alabama. The settlement with Alabama is contingent upon the parties finalizing and executing mutually acceptable definitive settlement agreements. The case against the Company on behalf of Kentucky was tried in November 2011. The jury reached a verdict in the Company’s favor on each of Kentucky’s claims against the Company. Kentucky has filed post-trial motions for relief from the jury verdict. The case against the Company on behalf of Mississippi was tried from November 2012 through February 2013. The Company is awaiting a decision in that case. The case against the Company on behalf of Louisiana is scheduled for trial in August 2013. The case against the Company on behalf of Missouri is scheduled for trial in November 2013. The case against the Company on behalf of Kansas is scheduled for trial in January 2014.

At December 31, 2012, the Company’s consolidated balance sheets included accrued expenses in connection with the remaining drug pricing actions of $154.4 million. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicaid Drug Reimbursement Litigation.    In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Actavis Mid-Atlantic, LLC, f/k/a Biovail Pharmaceuticals, LLC, et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In July 2011, the plaintiff served a tenth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself in the action. However, this action or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.    In May 2002, the Company’s subsidiary reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 ( United States of America v. Watson Laboratories, Inc., et. al., United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree applies only to the Company’s Corona, California facility and not other manufacturing sites. The decree requires Watson Laboratories to ensure that its Corona, California facility complies with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations.

Pursuant to the agreement, the Company hired an independent expert to conduct inspections of the Corona facility at least once each year. In each year since 2002, the independent expert has reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at the Corona facility audited and evaluated by the expert are in compliance

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree, and concluded its most recent general cGMP inspection in November 2012. At the conclusion of the inspection, the inspectors issued a Form 483 to the Company identifying certain observations concerning the instances where the Company failed to follow cGMP regulations. The Company has responded to the Form 483 observations and has provided the FDA with a corrective action plan to address the observations noted in the Form 483. If in the future, the FDA determines that, with respect to its Corona facility, the Company has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order the Company to take a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Androgel®Antitrust Litigation.    On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel ® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that the Company improperly delayed its launch of a generic version of Androgel ® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel ® for consideration in excess of the fair value of the services provided by the Company, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228) . On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel ® ( Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507 ); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al.,D. NJ Civ. No. 09-1856 ); ( Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900 ); ( United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168 ); ( Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240 ); ( Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); ( LeGrand v. Unimed Pharms., Inc., et al ., ND. GA Civ. No. 10-2883); ( Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al ., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings ( In re: AndroGel ® Antitrust Litigation (No. II), MDL Docket No. 2084 ), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel ® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On April 25, 2012, the Court of Appeals affirmed the dismissal. On December 7, 2012, the U.S. Supreme Court granted the FTC’s Petition for a Writ of Certiorari. The hearing on the petition is scheduled for March 25, 2013. On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs, including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. On September 28, 2012, the district court granted summary judgment in favor of the defendants on all outstanding claims. The defendants have appealed.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation.    Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, as well as numerous other pharmaceutical companies, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. Many of the cases originally filed against the Company and its affiliates have been dismissed. Approximately 32 cases remain pending against the Company and/or its affiliates in state and federal courts, representing claims by 32 plaintiffs. Breast cancer is the injury predominately alleged in the remaining cases, but stroke is claimed in two cases. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507 ). Discovery in the individual cases has not been completed. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation.    Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. The Company settled the majority of these cases in November 2012. There are approximately ten cases that remain pending against the Company and/or its affiliates in state and federal courts that are not part of the November 2012 settlement, representing claims by approximately 21 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation.    Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, including legacy Actavis and Watson companies, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 2,000 cases are pending against the Company and/or its affiliates in state and

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

federal courts, representing claims by multiple plaintiffs. These cases are generally in their preliminary stages and discovery is ongoing. The Company believes that, with respect to the majority of the cases against the legacy Watson companies, it will be defended in and indemnified by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product line in late 2008. With respect to the cases pending against the legacy Actavis companies, the Company is actively defending them. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fax Litigation

Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a putative class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC (discussed below). On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008. The motion has been briefed and is currently scheduled for hearing on May 15, 2013. No trial date has been set in the matter.

On May 1, 2012, an additional action under the TCPA was filed by Physicians Healthsource, Inc., purportedly on behalf of the “end users of the fax numbers in the United States but outside Missouri to which faxes advertising pharmaceutical products for sale by Anda were sent.” ( Physicians Healthsource Inc. v. Anda Inc . United States District Court for the Southern District of Florida, 12 CV 60798). On July 10, 2012, Anda filed its answer and affirmative defenses. The matter is in its preliminary stages and no trial date has been set.

Several issues raised in plaintiff’s motion for class certification in the Medical West matter are currently under consideration in the Eighth Circuit Court of Appeals in an unrelated case to which Anda is not a party, Nack v. Walburg , No. 11-1460. Nack concerns whether there is a private right of action for failing to include any opt-out notice on faxes sent with express permission, contrary to a Federal Communications Commission (FCC) Regulation that requires such notice on fax advertisements. The Eighth Circuit granted Anda leave to file an

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amicus brief and to participate during oral argument in the matter, which was held on September 19, 2012. No decision has been issued to date.

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

Levonorgestrel/Ethinyl Estradiol Tablets (Generic version of Seasonique®).    On March 6, 2008, Duramed (now known as Teva Women’s Health) sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s levonorgestrel/ethinyl estradiol tablets, a generic version of Duramed’s Seasonique ® tablets, would infringe Duramed’s U.S. Patent No. 7,320,969 ( Duramed v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv00116 ). The complaint sought damages and injunctive relief. On March 31, 2010, the District Court granted Duramed’s motion for summary judgment that the asserted claims are not invalid as obvious. The Company appealed and on March 25, 2011, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for a determination of whether the asserted claims are obvious. On June 9, 2011, Duramed moved for a preliminary injunction to prevent the Company from launching its product until after a trial on the merits. On June 16, 2011, the court denied Duramed’s motion. Duramed appealed and also requested temporary injunctive relief during the pendency of its appeal (Duramed v. Watson Laboratories, Case No. 3011-1438). On July 27, 2011, the U.S. Court of Appeals for the Federal Circuit denied Duramed’s request for temporary relief. Watson launched its generic product on July 28, 2011. On November 10, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s denial of Duramed’s preliminary injunction motion. On August 5, 2011, Duramed filed a motion in the District Court to amend its complaint to add a claim for damages as a result of the Company’s launch of its generic product. On November 18, 2011, the Company moved for summary judgment. On June 29, 2012, in a litigation involving the same patent, the United States District Court for the District of New Jersey held that the asserted claims of the patent are invalid. That case is now on appeal to the United States Court of Appeals for the Federal Circuit. On July 9, 2012, the Company filed a motion for judgment based on the collateral estoppel effect of the New Jersey decision. In response, on July 20, 2012, Duramed filed a motion to stay the litigation pending the Federal Circuit’s decision in the appeal of the New Jersey decision. On July 25, 2012, the Court granted Duramed’s motion to stay and denied without prejudice the Company‘s motion for summary judgment and judgment based on collateral estoppels. No trial date has been set. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonique ® . Therefore, an adverse ruling in the case or a subsequent final appellate determination that the patent in suit is valid, and that the Company has infringed the patent in suit, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Drospirenone/Ethinyl Estradiol Tablets (Generic version of Yaz®).    On November 5, 2007, Bayer Schering Pharma AG sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yaz ® tablets, would infringe numerous Bayer patents. ( Bayer Schering Pharma AG v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv1472 ) The complaint sought damages and injunctive relief and included claims related to U.S. Patent No. 5,787,531, U.S. Patent No. RE 37,564, and U.S. Patent No. RE 37,838. The Company filed an amended answer and counterclaims for a Declaratory Judgment of invalidity and/or non-infringement of U.S. Patent Nos.

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5,798,338, 6,933,395, 6,958,326, 7,163,931 and RE 38,253. Thereafter, the U.S. Court of Appeals for the Federal Circuit ruled that U.S. Patent No. 5,787,531 was invalid and the claims related to that patent were dismissed. The District Court subsequently entered a consent judgment that the Company does not infringe U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, and 7,163,931, and dismissed with prejudice Bayer’s claims related to U.S. Patent Nos. RE 37,838 and RE 38,253. The only patent still in dispute in the Nevada lawsuit is U.S. Patent No. RE 37,564 (the “’564 Patent”). On March 31, 2012, the court granted Bayer’s motion for summary judgment that the ‘564 Patent is not invalid and denied the Company’s motion for summary judgment that the patent is invalid. Watson timely filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. The appeal is currently pending. The Company has suspended sales of its generic version of Yaz and intends to appeal the decision. However, the Company sold its generic version of Yaz ® from January 7, 2012 through March 31, 2012. Therefore, if the Company is not successful in its appeal of the adverse ruling in the Nevada District Court or if there is a subsequent final determination that the Company has infringed the patent in suit, it could adversely affect the Company’s business, results of operations, financial condition and cash flows.

Tranexamic Acid Tablets (Generic version of Lysteda®).    On July 7, 2011, Ferring B.V. sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s tranexamic acid tablets, a generic version of Ferring’s Lysteda ® tablets, would infringe U.S. Patent No. 7,947,739 (“the ‘739 patent”) ( Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00481). On November 25, 2011, Ferring filed a second complaint in the District of Nevada alleging that sales of the Company’s tranexamic acid tables would infringe U.S. Patent No. 8,022,106 (“the ‘106 patent”). ( Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00853). On November 9, 2012, Ferring filed a third complaint in the District of Nevada alleging that sales of the Company’s tranexamic acid tables would infringe U.S. Patent No. 8,273,795 (“the ‘795 patent”) ( Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 2:12-cv-01935). The cases are still pending. The District Court has consolidated all three cases and has set a trial for January 21, 2104. On January 3, 2013, the Company began selling its generic version of Lysteda ®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Lysteda ®. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER).    On December 11, 2012, Endo Pharmaceuticals Inc. sued the Company in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216, which the USPTO recently issued or Endo recently acquired. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic versions of Opana® ER, 7.5 mg and 15 mg. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation.    Beginning in 2010, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and osteonecrosis of the jaw allegedly arising out of the use of alendronate. Approximately 380 cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 465 plaintiffs. These cases are generally at their preliminary stages. The Company believes that it will be defended in, and indemnified for, the majority of these claims by Merck & Co., the New Drug Application holder and manufacturer of the product sold by the Company during most of 2008. Several claims have also been asserted against Cobalt Laboratories, which the Company acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Eighteen of the cases naming the Company and/or Cobalt were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL matter. Several of the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit and that appeal remains pending. Any cases filed against the Company in the District of New Jersey MDL after the Court’s 2012 dismissal are subject to a case management order that calls for their dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. To date, no plaintiff with a post-January 2012 complaint in the District of New Jersey against the Company has moved for such exemption. Several other cases are part of a similar MDL in the United States District Court for the Southern District of New York, where the Company has filed a similar motion to dismiss. That motion is pending. Seven additional cases are part of consolidated litigation in the California Superior Court (Orange County). Additional individual cases are pending in state court in Missouri. Approximately 350 cases are pending as part of a mass tort coordinated proceeding in the Superior Court of New Jersey, Atlantic County. In that state court proceeding, responsive pleadings and discovery have been suspended with respect to the Company pending the court’s decision on a motion to dismiss, which the Company filed in March 2012. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Columbia Laboratories, Inc. Securities Litigation.    On June 8, 2012, the Company and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Watson and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve ® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Watson licensed the rights to Prochieve ® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve ® . The complaint seeks unspecified damages. On August 14, 2012, the defendants filed a motion to dismiss all of the claims in the amended complaint. The motion to dismiss remains pending. Watson believes the case is without merit and that it has substantial meritorious defenses, which it intends to vigorously pursue. Additionally, Watson maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Ibandronate Tablets (Generic version of Boniva®).    On September 21, 2007, Hoffmann-La Roche Inc. sued Cobalt Laboratories, Inc. and Cobalt Pharmaceuticals Inc. (both of which were subsequently acquired by the Company in 2009) in the United States District Court for the District of New Jersey, alleging that sales of Ibandronate Tablets, a generic version of Hoffmann-La Roche’s Boniva ® tablets, would infringe U.S. Patent Nos. 4,927,814 (the ‘814 Patent); 6,294,196 (the ‘196 Patent); and 7,192,938 (the ‘938 Patent) ( Hoffmann-La Roche Inc. v. Cobalt Pharmaceuticals Inc., et. al., Case No. 07cv4540 ). The complaint sought damages and injunctive relief. Thereafter, Hoffmann-La Roche asserted additional claims, alleging infringement of U.S. Patent Nos. 7,410,957 (the ‘957 Patent) and 7,718,634 (the ‘634 patent) against the Company, and the parties entered into stipulations to dismiss Hoffman-La Roche’s claims related to the ‘196 and the ‘938 Patent. On August 24, 2010, the District Court granted Hoffmann-La Roche’s motion for summary judgment that the Company would infringe at least one claim of the ‘814 patent. On March 17, 2012, the ‘814 patent expired, leaving the ‘957 and

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

‘634 patents as the only patents in suit. On May 7, 2012, the District Court granted the Company’s motion for summary judgment that the claims of the ‘634 patent are invalid. On October 1, 2012, the District Court granted the Company’s motion for summary judgment that the claims of the ‘957 patent are invalid. On January 25, 2013 the District Court denied Plaintiffs’ motion for reconsideration of the summary judgment decisions finding the ‘634 patent and ‘957 patents invalid. The plaintiff has appealed. In June 2012, the Company began selling its generic version of Boniva ®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Boniva ® . Therefore, an adverse final appellate determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Generess® Fe – On November 22, 2011, Warner Chilcott Company sued Mylan Inc., Mylan Pharmaceuticals Inc. and Famy Care Ltd. in the United States District Court for the District of New Jersey, alleging that sales of norethindrone and ethinyl estradiol and ferrous fumarate tablets, a generic version of Warner Chilcott’s Generess ® Fe tablets (which is exclusively licensed by the Company), would infringe U.S. Patent No. 6,667,050 (the ‘050 patent) (Warner Chilcott Company LLC v. Mylan Inc., et al., Case No. 11cv6844). The complaint seeks injunctive relief. On December 12, 2011 Warner Chilcott sued Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the United States District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess ® Fe would infringe the ‘050 patent. (Warner Chilcott Company LLC v. Lupin Ltd., et al., Case No. 11cv7228). The complaint seeks injunctive relief. Warner Chilcott’s lawsuits against Mylan and Lupin have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. The Company believes Warner Chilcott has meritorious claims to prevent the generic applicants from launching a generic version of Generess Fe. However, if a generic applicant prevails in the pending litigation or launches a generic version of Generess Fe before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

West Virginia Prescription Drug Abuse Litigation.    On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda, Inc., a subsidiary of the Company (State of West Virginia v. Amerisourcebergen Drug Corporation, et. al., Boone County Circuit Court Civil Case No. 12-C-141 ). The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 19 — Subsequent Events

Name and ticker symbol change

On January 24, 2013, the Company changed its name from Watson Pharmaceuticals, Inc. to Actavis, Inc. Additionally, Watson Pharmaceuticals, Inc.’s common stock was traded on the New York Stock Exchange under the symbol “WPI” until close of trading on January 23, 2013, at which time it was changed to ticker symbol to “ACT.”

ACTAVIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Uteron Pharma SA

On January 23, 2013, we completed the acquisition of Belgium-based Uteron Pharma SA for $150.0 million in cash up front, and up to $155.0 million in potential future milestone payments. As a result of the acquisition of Uteron, we have expanded our Actavis Specialty Brand pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive, projected to launch globally in 2018. Several additional products in earlier stages of development are also included in the acquisition. Given the proximity of this acquisition, the initial accounting for the business combination was incomplete at the time the financial statements were issued.

Schedule II

Actavis, Inc.

Valuation and Qualifying Accounts

Years Ended December 31, 2012, 2011 and 2010

(in millions)

	Balance at beginning of period	Charged to costs and expenses	Deductions/ Write-offs	Other*	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2012	$6.8	$3.6	$(1.9)	$39.4	$47.9
Year ended December 31, 2011	$12.5	$2.3	$(8.3)	$0.3	$6.8
Year ended December 31, 2010	$5.4	$9.5	$(2.4)	$—	$12.5
Tax valuation allowance:
Year ended December 31, 2012	$37.8	$15.1	$1.8	$46.9	$101.6
Year ended December 31, 2011	$29.7	$9.1	$(1.6)	$0.6	$37.8
Year ended December 31, 2010	$28.4	$7.3	$(6.0)	$—	$29.7

*	Represents opening balances of businesses acquired in the period.

SUPPLEMENTARY DATA (UNAUDITED)

Selected unaudited quarterly consolidated financial data and market price information are shown below (in millions except per share data):

	For Three Month Periods Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012

Net revenues	$1,750.2	$1,285.2	$1,355.2	$1,524.3
Operating expenses	1,731.5	1,196.2	1,259.0	1,407.4

Operating income	18.7	89.0	96.2	116.9
Provision for income taxes	88.2	35.0	(18.7)	42.3

Net income attributable to common shareholders	$28.0	$76.7	$(62.2)	$54.8

Basic earnings per share	$0.22	$0.61	$(0.49)	$0.44

Diluted earnings per share	$0.21	$0.60	$(0.49)	$0.43

Market price per share:
High	$91.47	$86.07	$77.73	$67.50

Low	$81.73	$73.39	$65.70	$55.00

	For Three Month Periods Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011

Net revenues	$1,544.6	$1,081.6	$1,081.7	$876.5
Operating expenses	1,377.3	941.8	963.4	765.7

Operating income	167.3	139.8	118.3	110.8
Provision for income taxes	61.5	50.9	43.2	41.3

Net income attributable to common shareholders	$94.8	$68.1	$52.7	$45.3

Basic earnings per share	$0.76	$0.55	$0.42	$0.37

Diluted earnings per share	$0.75	$0.54	$0.42	$0.36

Market price per share:
High	$72.06	$73.35	$69.04	$57.52

Low	$59.50	$58.84	$56.13	$50.47

EXHIBIT INDEX

Exhibit No.	Description

2.2	Share Purchase Agreement dated as of June 16, 2009, by and among Robin Hood Holdings Limited, Watson Pharmaceuticals, Inc., certain shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as the Shareholders’ Representative, is incorporated by reference to Exhibit 2.1 to the Company’s June 16, 2009 Form 8-K.

2.3	First Amendment to Share Purchase Agreement, dated as of November 26, 2009, by and among Robin Hood Holdings Limited, Arrow Pharmaceutical Holdings Ltd., Cobalt Laboratories, Inc., Arrow International Ltd., Arrow Supplies Ltd., Watson Pharmaceuticals, Inc., Watson Pharma S.À.R.L., Watson Cobalt Holdings, LLC, the shareholders of Robin Hood Holdings Limited, and Anthony Selwyn Tabatznik, solely in his capacity as Shareholders’ Representative, is incorporated by reference to Exhibit 2.2 to the Company’s November 26, 2009 Form 8-K.

2.4	Share Purchase Agreement dated May 25, 2011 by and among Watson Pharmaceuticals, Inc. and each of the shareholders (together, the “Sellers”) of Paomar PLC (“Paomar”), is incorporated by reference to Exhibit 2.4 to the Company’s May 27, 2011 Form 8-K.

2.5	Share Purchase Agreement dated January 24, 2012 by and among Watson Pharmaceuticals, Inc., Strides Pharma Limited, I-Investments Pty Ltd, Strides Arcolab Limited, Ascent Pharmahealth Limited and Dennis Bastas is incorporated by reference to Exhibit 2.1 to the Company’s January 26, 2012 Form 8-K.

2.6	Sale and Purchase Agreement dated as of April 25, 2012 by and among Nitrogen DS Limited, Landsbanki Islands hf., ALMC Eignarhaldsfélag ehf., ALMC hf, Argon Management S.à.r.l., the Managers party thereto, Deutsche Bank AG, London Branch, Actavis Acquisition Debt S.à.r.l., Watson Pharma S.à.r.l., and Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 2.1 to the Company’s April 30, 2012 Form 8-K.

2.7	Deed of Modification and Withdrawal from Escrow Accounts, dated as of October 31, 2012, to the Sale and Purchase Agreement dated April 25, 2012, by and among Nitrogen DS Limited, Landsbanki Islands hf., ALMC Eignarhaldsfélag ehf., ALMC hf., Argon Management S.à r.l., the Managers party thereto, Deutsche Bank AG, London Branch, Actavis Acquisition Debt S.à r.l., Watson Pharma S.à r.l. and Watson Pharmaceuticals, Inc. is incorporated by reference to the Company’s November 2, 2012 Form 8-K.

2.8	Stock Purchase Agreement, dated as of January 19, 2013, by and among Actavis, Inc., Watson Pharma Actavis S.a.r.l. and each of the shareholders of Uteron Pharma SA is incorporated by reference to the Company’s January 25, 2013 Form 8-K.

2.9A	Articles of Merger of Actavis, Inc., a Nevada Corporation, into Watson Pharmaceuticals, Inc., a Nevada Corporation, filed with the Nevada Secretary of State on January 17, 2013.

2.9B	Certificate of Correction of the Articles of Merger of Actavis, Inc., a Nevada Corporation, into Watson Pharmaceuticals, Inc., a Nevada Corporation, filed on February 12, 2013.

3.1	Articles of Incorporation of the Company and all amendments thereto are incorporated by reference to Exhibit 3.1 to the Company’s June 30, 1995 Form 10-Q and to Exhibit 3.1(A) to the Company’s June 30, 1996 Form 10-Q.

3.2A	Second Amended and Restated Bylaws of Watson Pharmaceuticals, Inc. are incorporated by reference to Exhibit 3.1 to the Company’s March 5, 2009 Form 8-K.

3.2B	Amended and Restated Articles of Incorporation of Watson Pharmaceuticals, Inc. are incorporated by reference to Appendix A to the Company’s April 1, 2011 Form DEF 14A.

3.2C	Amendment to the Second Amended and Restated Bylaws of the Company (the “Bylaws”), are incorporated by reference to Exhibit 5.03 to the Company’s January 16, 2012 Form 8-K.

3.2D	Amended and Restated Articles of Incorporation of Actavis, Inc.

3.2E	Amendment to the Second Amended and Restated Bylaws of the Company (the “Bylaws”).

3.3	Certificate of Designations for Series A Preferred Stock is incorporated by reference to Exhibit 3.1 to the Company’s November 26, 2009 Form 8-K.

4.1	Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, is incorporated by reference to Exhibit 4.1 to the Company’s August 18, 2009 Form 8-K.

4.2	First Supplemental Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of August 24, 2009, including the forms of the Company’s 5.000% Senior Notes due 2014 and 6.125% Senior Notes due 2019, is incorporated by reference to Exhibit 4.2 to the Company’s August 18, 2009 Form 8-K.

4.3	Second Supplemental Indenture between the Company and Wells Fargo Bank, N.A., as trustee, dated as of May 7, 2010, is incorporated by reference to Exhibit 10. to the Company’s March 31, 2010 10-Q.

4.4	Shareholders Agreement, dated as of December 2, 2009, by and among Watson Pharmaceuticals, Inc., Quiver Inc. and Friar Tuck Limited, is incorporated by reference to Exhibit 4.1 to the Company’s November 26, 2009 Form 8-K.

4.5	Credit Agreement, dated September 16, 2011, by and among Watson Pharmaceuticals, Inc., Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndicate of Lenders, is incorporated by reference to Exhibit 99.1 to the Company’s September 19, 2011 Form 8-K.

4.6	Amendment No. 1 to Credit Agreement and Joinder Agreement by and among Watson Pharmaceuticals, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated May 21, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s May 23, 2012 Form 8-K.

4.7	Term Loan Credit Agreement by and among Watson Pharmaceuticals, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated June 22, 2012 is incorporated by reference to Exhibit 10.1 to the Company’s June 26, 2012 Form 8-K.

4.8	Third Supplemental Indenture between the Company and Wells Fargo Bank, N. A., as trustee, dated as of October 2, 2012, including the forms of the Company’s 1.875% Notes due 2017, 3.250% Notes due 2022 and 4.625% Notes due 2042, is incorporated by reference to Exhibit 4.2 to the Company’s October 2, 2012 Form 8-K.

*10.2A	Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2005 Form 10-Q.

*10.2B	Second Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2007 Form 10-Q.

*10.2C	Third Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc.

*10.2D	Fourth Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc. are incorporated by reference to Appendix B to the Company’s April 1, 2011 Form DEF 14A.

*10.2E	Amendment to Fourth Amendment and Restatement of the 2001 Incentive Award Plan of Watson Pharmaceuticals, Inc., is incorporated by reference to Exhibit 10.28 to the Company’s September 30, 2012 Form 10-Q.

*10.3A	Key Employee Agreement entered into as of February 28, 2000, between David A. Buchen and the Company, is incorporated by reference to Exhibit 10.4 to the Company’s 2000 Form 10-K.

*10.3B	Amendment to Key Employment Agreement entered into as of December 31, 2008, between David A. Buchen and the Company, is incorporated by reference to Exhibit 10.9 to the Company’s 2008 Form 10-K.

*10.4A	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for an Employee or a Consultant is incorporated by reference to Exhibit 10.15 to the Company’s 2004 Form 10-K.

*10.4B	2001 Incentive Award Plan Form of Notice of Grant and Signature Page for a Director is incorporated by reference to Exhibit 10.16 to Exhibit 10.16 to the Company’s 2004 Form 10-K.

*10.4C	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Restricted Stock Award is incorporated by reference to Exhibit 10.2 to the Company’s June 30, 2005 Form 10-Q.

*10.4D	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Non-Employee Director Option Grant is incorporated by reference to Exhibit 10.3 to the Company’s June 30, 2005 Form 10-Q.

*10.4E	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Restricted Stock Award is incorporated by reference to Exhibit 10.4 to the Company’s June 30, 2005 Form 10-Q.

*10.4F	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for an Employee Stock Option Award is incorporated by reference to Exhibit 10.5 to the Company’s June 30, 2005 Form 10-Q.

*10.4G	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Stock Option Award is incorporated by reference to Exhibit 10.6 to the Company’s June 30, 2005 Form 10-Q.

*10.4H	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Award is incorporated by reference to Exhibit 10.22 to the Company’s 2006 Form 10-K.

*10.4I	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Units Award.

*10.4J	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Award.

*10.5A	Key Employee Agreement between Watson Pharmaceuticals, Inc. and Paul M. Bisaro, dated as of August 1, 2007, is incorporated by reference to Exhibit 10.2 to the Company’s August 1, 2007 Form 8-K.

*10.5B	Amendment to Watson Pharmaceuticals, Inc. Key Employee Agreement entered into as of December 22, 2008 by and between Paul M. Bisaro and the Company is incorporated by reference to Exhibit 10.27 to the Company’s 2008 Form 10-K.

*10.5C	Amended and Restated Key Employee Agreement between Watson Pharmaceuticals, Inc. and Paul M. Bisaro entered into as of November 12, 2012 is incorporated by reference to the Company’s November 14, 2012 Form 8-K.

*10.6A	Key Employee Agreement between Anda, Inc. and Al Paonessa III, dated as of August 2, 2007 is incorporated by reference to Exhibit 10.28 to the Company’s 2007 Form 10-K.

*10.6B	Amendment to Key Employment Agreement entered into as of December 31, 2008, between AI Paonessa III and the Company is incorporated by reference to Exhibit 10.8 to the Company’s 2008 Form 10-K.

*10.7	Key Employee Agreement entered into as of October 30, 2009 by and between R. Todd Joyce and the Company is incorporated by reference to Exhibit 10.1 to the Company’s October 30, 2009 Form 8-K.

10.8A	Purchase and Collaboration Agreement, dated as of March 3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc., is incorporated by reference to Exhibit 2.1 to the Company’s March 5, 2010 Form 8-K.

10.8B	Letter agreement dated February 10, 2012 amending the Purchase and Collaboration Agreement, dated as of March3, 2010, by and among Columbia Laboratories, Inc., Coventry Acquisition, Inc. and Watson Pharmaceuticals, Inc is incorporated by reference to Exhibit 10.23B to the Company’s 2011 Form 10-K.

10.9	Consulting agreement between Arrow No. 7 Ltd., and Anthony Selwyn Tabatznik as of May 10, 2010, is incorporated by reference to Exhibit 10.1 to the Company’s March 31, 2010 Form 10-Q.

10.10†	U.S. Supply and Distribution Agreement dated April 18, 2008 by and between Cobalt Pharmaceuticals Inc., Cobalt Laboratories Inc. and Pfizer Inc., is incorporated by reference to Exhibit 10.25 to the Company’s March 31, 2012 Form 10-Q.

10.11†	Supply Agreement dated November 1, 2010 by and between Ortho-McNeil-Janssen Pharmaceuticals, Inc. and Watson Laboratories, Inc.., is incorporated by reference to Exhibit 10.26 to the Company’s March 31, 2012 Form 10-Q.

10.12	Commitment Letter dated as of April 25, 2012, by and among Watson Pharmaceuticals, Inc., Bank of America, N.A., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated is incorporated by reference to Exhibit 10.1 to the Company’s April 30, 2012 Form 8-K.

10.13	Watson Pharmaceuticals, Inc. 2012 Annual Incentive Compensation Plan is incorporated by reference to the Company’s March 30, 2012 Form DEF 14A.

12.1	Statement regarding the computation of the ratio of earnings to fixed charges is incorporated by reference to Exhibit 12.1 to the Company’s August 17, 2009 Form S-3.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	Compensation Plan or Agreement Compensation Plan or Agreement

**	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.