Form 10-Q
period 2013-03-31
Actavis, Inc.
filed 2013-05-07
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares outstanding of the Registrant’s only class of common stock as of April 19, 2013 was approximately 127,745,980.

ACTAVIS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

Part I. FINANCIAL INFORMATION

ACTAVIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

	March 31, 2013	December 31, 2012
		(Revised)
		See Note 2
ASSETS
Current Assets:
Cash and cash equivalents	$328.4	$319.0
Marketable securities	9.0	9.0
Accounts receivable, net	1,275.5	1,330.9
Inventories, net	1,544.3	1,546.5
Prepaid expenses and other current assets	322.9	323.6
Deferred tax assets	355.7	309.3

Total current assets	3,835.8	3,838.3

Property and equipment, net	1,450.4	1,485.0
Investments and other assets	102.0	91.2
Deferred tax assets	149.0	61.8
Product rights and other intangibles, net	3,798.3	3,784.3
Goodwill	4,837.5	4,854.2

Total assets	$14,173.0	$14,114.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,517.9	$2,467.9
Income taxes payable	151.7	68.1
Short-term debt and current portion of long-term debt	178.3	176.2
Deferred revenue	36.3	32.3
Deferred tax liabilities	50.7	4.8

Total current liabilities	2,934.9	2,749.3

Long-term debt	6,243.2	6,257.1
Deferred revenue	35.1	11.3
Other long-term liabilities	200.0	162.6
Other taxes payable	83.2	70.3
Deferred tax liabilities	1,054.3	1,007.8

Total liabilities	10,550.7	10,258.4

Commitments and contingencies:
Equity:
Common stock	0.4	0.4
Additional paid-in capital	1,980.9	1,956.7
Retained earnings	2,079.9	2,182.7
Accumulated other comprehensive income (loss)	(91.7)	36.8
Treasury stock, at cost	(364.7)	(342.8)

Total stockholders’ equity	3,604.8	3,833.8
Noncontrolling interest	17.5	22.6

Total equity	3,622.3	3,856.4

Total liabilities and equity	$14,173.0	$14,114.8

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Net revenues	$1,895.5	$1,524.3

Operating expenses:
Cost of sales (excludes amortization, presented below)	1,086.2	904.3
Research and development	132.1	88.5
Selling and marketing	227.2	118.1
General and administrative	185.8	164.4
Amortization	158.4	131.9
Asset sales, impairments, and contingent consideration adjustment, net	148.0	0.2

Total operating expenses	1,937.7	1,407.4

Operating income (loss)	(42.2)	116.9

Non-operating income (expense):
Interest income	0.8	0.4
Interest expense	(54.5)	(21.7)
Other income (expense), net	20.6	1.5

Total other income (expense), net	(33.1)	(19.8)

Income (loss) before income taxes and noncontrolling interests	(75.3)	97.1
Provision for income taxes	28.2	42.3

Net income (loss)	(103.5)	54.8
Loss attributable to noncontrolling interest	0.7	-

Net income (loss) attributable to common shareholders	$(102.8)	$54.8

Earnings (loss) per share attributable to common shareholders:
Basic	$(0.79)	$0.44

Diluted	$(0.79)	$0.43

Weighted average shares outstanding:
Basic	130.2	125.3

Diluted	130.2	127.7

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$(103.5)	$54.8
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(128.5)	37.5

Total other comprehensive income (loss)	(128.5)	37.5

Comprehensive income (loss)	(232.0)	92.3
Comprehensive loss attributable to noncontrolling interest	0.7	-

Comprehensive income (loss) attributable to common shareholders	$(231.3)	$92.3

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$(103.5)	$54.8

Reconciliation to net cash provided by operating activities:
Depreciation	47.4	20.4
Amortization	158.4	131.9
Provision for inventory reserve	3.5	13.6
Share-based compensation	12.5	10.3
Deferred income tax benefit	(118.0)	(15.9)
Earnings on equity method investments	(0.9)	(0.3)
(Gain) loss on asset sales and impairment, net	(2.3)	0.2
Amortization of inventory step up	93.5	-
Amortization of deferred financing costs	1.9	-
Increase in allowance for doubtful accounts	3.8	1.6
Accretion of preferred stock and contingent consideration obligations	0.4	7.9
Contingent consideration fair value adjustment	150.3	-
Excess tax benefit from stock-based compensation	(11.9)	(6.2)
Other, net	0.7	0.1
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	66.7	159.7
Inventories	(122.6)	3.3
Prepaid expenses and other current assets	50.1	(2.9)
Accounts payable and accrued expenses	(123.3)	(241.7)
Deferred revenue	29.1	(2.5)
Income and other taxes payable	84.3	(37.3)
Other assets and liabilities	(1.5)	3.4

Total adjustments	322.1	45.6

Net cash provided by operating activities	218.6	100.4

Cash Flows From Investing Activities:
Additions to property and equipment	(29.2)	(22.8)
Additions to product rights and other intangibles	(2.2)	(1.8)
Proceeds from sales of property and equipment	1.1	1.9
Proceeds from sales of marketable securities and other investments	-	2.5
Acquisition of business, net of cash acquired	(141.3)	(384.1)

Net cash used in investing activities	(171.6)	(404.3)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	75.0	375.0
Principal payments on debt	(97.1)	(60.0)
Proceeds from stock plans	3.2	3.8
Payment of contingent consideration	(4.4)	(43.5)
Repurchase of common stock	(21.9)	(11.4)
Acquisition of noncontrolling interest	(9.2)	(4.0)
Excess tax benefit from stock-based compensation	11.9	6.2

Net cash provided by (used in) financing activities	(42.5)	266.1

Effect of currency exchange rate changes on cash and cash equivalents	4.9	(2.8)

Net increase (decrease) in cash and cash equivalents	9.4	(40.6)
Cash and cash equivalents at beginning of period	319.0	209.3

Cash and cash equivalents at end of period	$328.4	$168.7

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

On the close of business January 24, 2013, the Company was renamed to Actavis, Inc. and began trading under its new symbol — ACT — on the New York Stock Exchange.

Actavis, Inc. (“Actavis,” “Company,” or “We”) is an integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. Through its third-party business within the Actavis Pharma segment, Actavis out-licenses generic pharmaceutical products rights developed or acquired by the Company, primarily in Europe. Actavis is also developing biosimilar products within the Actavis Specialty Brands segment. Additionally, we distribute generic and certain select brand pharmaceutical products manufactured by third parties through our Anda Distribution segment. Our largest market is the United States of America (“U.S.”), followed by our key international markets including Europe, Canada, Australia, Southeast Asia, South America and South Africa.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of Actavis’ consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods.

Acquisition of Uteron Pharma, SA

On January 23, 2013, the Company completed the acquisition of Belgium-based Uteron Pharma, SA. The acquisition was consummated for a cash payment of $142.0 million, plus assumption of debt and other liabilities of $7.7 million, and up to $155.0 million in potential milestone payments. The acquisition expands our Specialty Brands’ pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project expected to launch by 2018. Several additional products in earlier stages of development are also included in the acquisition. For additional information on the Uteron acquisition, refer to “Note 2 – Acquisitions and Divestitures.”

Acquisition of Actavis Group

On October 31, 2012, Actavis, Inc. completed the acquisition of the Actavis Group. The acquisition was consummated for a cash payment of €4.2 billion, or approximately $5.5 billion, and a contingent consideration payment in the form of 5.5 million newly issued shares of Actavis, Inc. common stock. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Actavis Group’s results are included in the Actavis Pharma and Actavis Specialty Brands segments as of the acquisition date. For additional information on the Actavis Group acquisition, refer to “Note 2 – Acquisitions and Divestitures.”

Business Development

On April 5, 2013, the Company and Valeant Pharmaceuticals International, Inc. entered into an agreement for Actavis to be the exclusive marketer and distributor of the authorized generic version of Valeant’s Zovirax® ointment (acyclovir 5%) product. Under the terms of the agreement, Valeant will supply Actavis with a generic version of Valeant’s Zovirax® ointment product and Actavis will market and distribute the product in the United States. Actavis will record all of the net sales of the generic ointment product and Valeant will receive a share of the economics. Additionally, Valeant granted Actavis the exclusive right to co-promote Zovirax® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and Actavis has granted Valeant the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape (flurandrenolide) product in the U.S. Under terms of the agreement related to the co-promotion of Zovirax® cream, Actavis will utilize its existing Specialty Brands sales and marketing structure to promote the product and will receive a co-promotion fee from sales generated by prescriptions written by its defined targeted physician group. Under the terms of the Cordran® Tape co-promotion agreement, Valeant will utilize its existing Dermatology sales and marketing structure to promote the product, and will receive a co-promotion fee on sales.

Agreements

The Company entered into an exclusive agreement with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”) to market the authorized generic version of Concerta® (methylphenidate ER). Under the terms of the agreement, OMJPI supplies Actavis with product. Actavis launched its authorized generic of Concerta® on May 1, 2011.

Under the terms of its agreement with OMJPI, the Company pays a royalty to OMJPI based on the gross profit of product revenues as defined in the agreement. During 2012, the royalty payable to OMJPI ranged from 50% to 55% of sales. This royalty includes the cost of the product supplied by OMJPI. Our royalty payable on sales of methylphenidate ER declines when a third party competitor launches a competing bioequivalent product. The change in royalty is a one-time event and is applied on a strength-by-strength basis following the launch of the first third-party generic competitor. Generic version of the 27mg strength was launched by a third-party competitor in January 2013 and of the 36mg and 54mg strengths in March 2013, triggering a decline in royalty on these strengths. Accordingly, for the 27mg and the 36mg and 54mg strengths, commencing in January 2013 and March 2013, respectively, the royalty payable to OMJPI is approximately 30% of sales, which includes the cost of the product supplied by OMJPI. The royalty on the 18mg strength will remain at approximately 50% until a competitive launch occurs, at which point the royalty rate will be reduced to approximately 30%. The agreement with OMJPI expires on December 31, 2014 and is subject to normal and customary early termination provisions.

Common Stock

As of March 31, 2013 and December 31, 2012, there were 500.0 million shares of $0.0033 par value per common stock authorized, 138.2 million and 138.0 million shares issued and 127.7 million and 127.7 million shares outstanding, respectively. Of the issued shares, 10.5 million and 10.3 million shares were held as treasury shares as of March 31, 2013 and December 31, 2012, respectively.

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

Net revenues and accounts receivable balances in the Company’s consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses. Accounts receivable are presented net of SRA balances of $942.8 and $814.3 million at March 31, 2013 and December 31, 2012, respectively. SRA balances in accounts receivable at March 31, 2013 increased $128.5 million compared to December 31, 2012 primarily due to an increase in shelf stock, promotions and other allowances mainly resulting from higher sales volumes of certain products ($63.0 million), an increase in sales returns accruals primarily resulting from the launch of new products ($15.8 million) and higher annual rebate accruals on certain large wholesale customer accounts ($19.7 million). SRA balances in accounts payable and accrued expenses were $579.3 million and $634.4 million at March 31, 2013 and December 31, 2012, respectively. SRA balances in accounts payable and accrued expenses at March 31, 2013 decreased $55.1 million compared to December 31, 2012 primarily due to higher indirect rebate payments.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Actavis’ other comprehensive income (loss) is composed of unrealized gains (losses) on certain holdings of publicly traded equity securities, net of realized gains (losses) included in net income, net of tax and foreign currency translation adjustments.

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three months ended
	March 31,
	2013	2012

EPS - basic

Net income (loss) attributable to common shareholders	$(102.8)	$54.8

Basic weighted average common shares outstanding	130.2	125.3

EPS - basic	$(0.79)	$0.44

EPS - diluted
Net income (loss) attributable to common shareholders	$(102.8)	$54.8

Basic weighted average common shares outstanding	130.2	125.3
Effect of dilutive securities:

Dilutive stock awards	-	1.9

Diluted weighted average common shares outstanding	130.2	127.2

EPS - diluted	$(0.79)	$0.43

Awards to purchase 2.2 million and 0.1 million common shares for the three month periods ended March 31, 2013 and 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive. As of December 31, 2012, the estimated number of shares contingently issuable in connection with the Actavis Group earn-out was calculated to be 3,850,000 shares and are included in the basic weighted average common shares outstanding for the three month period ended March 31, 2013. On March 28, 2013, based on further evaluation, the decision was made to award the remaining 1,650,000 shares. The 1,650,000 additional shares are included in the basic weighted average common shares outstanding for the three month period ended March 31, 2013 beginning on March 28, 2013. The additional 1,650,000 shares are not included in the computation of diluted earnings per share as of the beginning of the current year period because they were anti-dilutive.

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

As of March 31, 2013, the Company had $94.1 million of total unrecognized compensation expense, net of estimated forfeitures, which will be recognized over the remaining weighted average period of 3.0 years. During the three months ended March 31, 2013, the Company issued approximately 730,740 restricted stock grants and performance awards with an aggregate intrinsic value of $63.5 million. Certain restricted stock units are performance-based awards issued at a target number, subject to adjustments up or down based upon achievement of certain financial targets. During the three months ended March 31, 2013, the Company issued 225,000 stock option grants with an aggregate fair value of $4.9 million.

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance that supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income. The new guidance requires entities to separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts are required to be reclassified to net income in their entirety in the same reporting period. This information is to be provided, in one location, in either the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2013 and interim and annual periods thereafter. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued clarifying guidance for the release of the cumulative translation adjustment in other comprehensive income when an entity ceases to have a controlling financial interest in the subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

Business acquisitions occurring during 2013 and updates to 2012 business acquisitions were as follows:

Acquisition of the Uteron Pharma, SA

On January 23, 2013, the Company completed the acquisition of Uteron Pharma, SA for approximately $142.0 million in cash, plus assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments. The acquisition expands our Specialty Brands’ pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018. Several additional products in earlier stages of development are also included in the acquisition.

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

The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date, with the excess being allocated to goodwill. At March 31, 2013, certain amounts have not been finalized including intangible asset values, uncertain tax positions, as well as evaluation of contingencies. The finalization of these matters may result in changes to the goodwill and the Company expects to finalize such matters in the second half of 2013.

(in millions)	Amount
Accounts receivable	$1.6
Other current assets	1.2
Property, plant & equipment	5.7
Other long term assets	0.5
IPR&D intangible assets	250.0
Goodwill	24.3
Current liabilities, excluding current portion of debt	(7.7)
Long-term deferred tax and other tax liabilities	(82.5)
Contingent consideration	(43.4)
Debt	(5.2)
Other long term liabilities	(2.5)

Net assets acquired	$142.0

IPR&D

IPR&D intangible assets represent the value assigned to product acquired R&D projects that, as of the acquisition date had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of useful life of the IPR&D intangible assets and the related amortization will be recorded as an expense over the estimated useful life.

The fair value of the IPR&D intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value of IPR&D intangible assets as of the acquisition date was 22% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Contingent Consideration

Additional consideration is due to the seller conditional upon the achievement of certain milestones in respect to the development and commercialization of the products as well as reaching certain sales targets. The Company estimated the fair value of the contingent consideration to be $43.4 million using a probability weighting approach that considered the possible outcomes based on assumptions related to the timing and probability of the product launch date, discount rates matched to the timing of first payment, and probability of success rates and discount adjustments on the related cash flows.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

Included in general and administrative expenses for the three months ended March 31, 2013 are costs totaling $3.3 million for acquisition costs including advisory, legal, and regulatory in connection with the Uteron acquisition.

Unaudited Pro Forma Results of Operations

Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Acquisition of Actavis Group

On October 31, 2012, the Company acquired the Actavis Group, in exchange for the following consideration:

•	A cash payment of €4,219.7 million, or approximately $5,469.8 million, subject to net working capital adjustment;
•

Contingent consideration of 5.5 million newly issued shares of Common Stock, $0.0033 par value per share, of the Company stock (“Common Shares”) based on Actavis’ financial performance in 2012 as described in the purchase agreement.

The Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. With the acquisition, Actavis significantly expands its international market presence in established markets including Europe (Europe, Russia, Commonwealth of Independent States (CIS) and Turkey), and MEAAP (Middle East, Africa, Australia and Asia Pacific). In addition, the acquisition expands the Company’s product portfolio and pipeline in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. Actavis’ results are included in the Actavis Pharma and Actavis Brands segments as of the acquisition date.

The Company funded the cash portion of the transaction through a combination of term loan borrowings and senior unsecured notes. For additional information, refer to “Note 6 — Debt.”

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

The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date, with the excess being allocated to goodwill. During the quarter ended March 31, 2013, further adjustments were made to the preliminary amounts recorded in the prior year in connection with the acquisition of the Actavis Group primarily related to working capital, intangible assets and deferred taxes. These adjustments are reflected in the values presented below and in our revised December 31, 2012 balance sheet. At March 31, 2013, certain amounts have not been finalized including intangible asset values, uncertain tax positions as well as evaluation of contingencies pending the finalization of the Company’s evaluation of certain matters in connection with historical rebate programs. The finalization of these matters may result in changes to the goodwill and the Company expects to finalize such matters in the second half of 2013.

(in millions)	Amount
Cash and cash equivalents	$110.5
Accounts receivable	527.9
Inventories	680.1
Other current assets	285.1
Property, plant & equipment	763.0
Other long term assets	16.9
IPR&D intangible assets	272.9
Intangible assets	2,254.8
Goodwill	2,904.2
Current liabilities	(1396.1)
Long-term deferred tax and other liabilities	(737.5)
Other long term liabilities	(176.0)
Long-term debt	(14.1)
Minority interest	(21.9)

Net assets acquired	$5,469.8

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $137.3 million. Approximately $44.1 million was amortized to cost of sales during 2012, and the remaining $93.5 million was amortized to cost of sales during the first quarter of 2013.

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to product acquired R&D projects that, as of the acquisition date, were expected to be approved for marketing over the next one to two years, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of useful life of the IPR&D intangible assets and the related amortization will be recorded as an expense over the estimated useful life. Intangible assets represent product rights, trademarks, customer relationships and technology rights and have an estimated weighted average useful life of 8.7 years.

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

Goodwill

Among the primary reasons the Company acquired the Actavis Group and factors that contributed to the preliminary recognition of goodwill were a strong commercial presence on an expanded global basis. In addition, the acquisition expands the Company’s product portfolio and pipeline in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. The goodwill recognized from the Actavis Group acquisition is not deductible for tax purposes. Goodwill from the Actavis Group acquisition was assigned to the Actavis Pharma and Actavis Specialty Brands segments.

Contingent Consideration

At December 31, 2012, the Company estimated the Actavis Group earn-out to be 3,850,000 shares. On March 28, 2013, based on further evaluation, the decision was made to award the remaining 1,650,000 contingent shares. Accordingly, during the first quarter, the Company recorded expense of approximately $150.3 million for contingent consideration as a result of the decision to award all remaining contingent shares.

Long-Term Deferred Tax Liabilities and Other Tax Liabilities

Long-term deferred tax liabilities and other tax liabilities result from identifiable intangible assets fair value adjustments. These adjustments create excess book basis over the tax basis which is multiplied by the statutory tax rate for the jurisdiction in which the deferred taxes exist.

Acquisition-Related Expenses

Included in general and administrative expenses for the three months ended March 31, 2013 are costs totaling $9.0 million for acquisition and integration costs including advisory, legal, and regulatory in connection with the Actavis Group acquisition.

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the Actavis Group acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing in place at January 1, 2012 and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company (in millions, except per share amounts):

(Unaudited)
Three Months Ended
March 31, 2012

Net revenues	$2,799.9
Net income attributable to common shareholders	4.7
Earnings (loss) per share:
Basic	$0.04
Diluted	$0.04

NOTE 3 – REPORTABLE SEGMENTS

Actavis has three reportable segments: Actavis Pharma, Actavis Specialty Brands and Anda Distribution. The Actavis Pharma segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Actavis Specialty Brands segment includes patent-protected products and certain trademarked off-patent products that Actavis sells and markets as brand pharmaceutical products. The Anda Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the Actavis Pharma and Actavis Specialty Brands segments.

The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excluding amortization), R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, corporate general and administrative expenses, amortization, gains or losses on asset sales or disposals and impairments by segment as not all such information has been accounted for at the segment level, nor is such information used by all segments.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments consisted of the following (in millions):

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total

Product sales	$1,524.1	$116.2	$231.0	$1,871.3	$1,108.0	$92.9	$298.6	$1,499.5
Other	9.7	14.5	-	24.2	8.1	16.7	-	24.8

Net revenues	1,533.8	130.7	231.0	1,895.5	1,116.1	109.6	298.6	1,524.3
Operating expenses:
Cost of sales(1)	861.9	29.8	194.5	1,086.2	614.2	25.8	264.3	904.3
Research and development	98.8	33.3	-	132.1	56.1	32.4	-	88.5
Selling and marketing	159.3	43.6	24.3	227.2	47.5	47.7	22.9	118.1

Contribution	$413.8	$24.0	$12.2	$450.0	$398.3	$3.7	$11.4	$413.4

Contribution margin	27.0%	18.4%	5.3%	23.7%	35.7%	3.4%	3.8%	27.1%

General and administrative				185.8				164.4
Amortization				158.4				131.9
Loss on asset sales, impairments and contingent consideration adjustment, net				148.0				0.2

Operating income (loss)				$(42.2)				$116.9

Operating margin				-2.2%				7.7%

(1)	Excludes amortization of acquired intangibles including product rights.

NOTE 4 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at March 31, 2013 and December 31, 2012 is approximately $59.2 million and $49.7 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. Inventory consisted of the following (in millions):

	March 31,	December 31,
	2013	2012
		(Revised)

Inventories:
Raw materials	$451.8	$426.9
Work-in-process	129.3	126.2
Finished goods	1,067.2	1,104.6

	1,648.3	1,657.7
Less: Inventory reserves	(104.0)	(111.2)

	$1,544.3	$1,546.5

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following (in millions):

	March 31,	December 31,
	2013	2012
		(Revised)

Actavis Pharma segment	$4,253.5	$4,293.2
Actavis Specialty Brands segment	497.7	474.7
Anda Distribution segment	86.3	86.3

Total goodwill	$4,837.5	$4,854.2

Intangible assets consisted of the following (in millions):

	March 31,	December 31,
	2013	2012
		(Revised)

Intangibles with definite lives:
Product rights and other related intangibles	$5,273.0	$5,117.6
Core technology	91.0	92.2
Customer relationships	164.5	169.0

	5,528.5	5,378.8
Less: accumulated amortization	(2,239.3)	(2,055.3)

	3,289.2	3,323.5
Intangibles with indefinite lives:
IPR&D	432.9	384.6
Trade Name	76.2	76.2

	509.1	460.8

Total intangible assets, net	$3,798.3	$3,784.3

The increase in in-process research and development (“IPR&D”) in 2013 is primarily due to IPR&D of $250.0 million acquired as part of the Uteron acquisition partially offset by IPR&D transfers to currently marketed products (“CMP”) of $181.9 million and foreign currency translation losses.

NOTE 6 – DEBT

Debt consisted of the following (in millions):

	March 31,	December 31,
	2013	2012
Senior Notes,
$450.0 million 5.00% notes due August 14, 2014	$450.0	$450.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
Less: Unamortized discount	(34.4)	(35.1)

Senior Notes, net	4,715.6	4,714.9
Term Loan Credit Agreement	1,657.5	1,700.0
Revolving Credit Facility	25.0	-
Other, including capital leases	23.4	18.4

Total debt	6,421.5	6,433.3
Less: Current portion	178.3	176.2

Total long-term debt	$6,243.2	$6,257.1

Senior Notes

Senior Notes Issued in 2012

On October 2, 2012, the Company issued $1,200.0 million aggregate principal amount of 1.875% senior notes due 2017, $1,700.0 million aggregate principal amount of 3.250% senior notes due 2022, and $1,000.0 million aggregate principal amount of 4.625% senior notes due 2042 (collectively the “2012 Senior Notes”) in a registered offering pursuant to an effective Registration Statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”). The 2012 Senior Notes were issued pursuant to an indenture dated as of August 24, 2009 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by a third supplemental indenture dated as of October 2, 2012, between the Company and the trustee.

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

Net proceeds from the offering of the 2012 Senior Notes were used for the acquisition of the Actavis Group. The outstanding balance under the 2012 Senior Notes at March 31, 2013 was $3,866.7 million.

Senior Notes Issued in 2009

On August 24, 2009, the Company issued $450.0 million aggregate principal amount of 5.00% senior notes due 2014 and $400.0 million aggregate principal amount of 6.125% senior notes due 2019 (collectively the “2009 Senior Notes”) pursuant to an effective Registration Statement on Form S-3 filed with the SEC. The Senior Notes issued in 2009 were issued pursuant to the Base Indenture, as supplemented by a first supplemental indenture dated August 24, 2009.

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

Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow acquisition. The outstanding balance under the 2012 Senior Notes at March 31, 2013 was $848.9 million.

Term Loan Credit Agreement

On June 22, 2012, the Company, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, and a syndicate of banks participating as lenders entered into a senior unsecured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) pursuant to which the lenders agree to provide the Company a Term Loan in an aggregate amount not to exceed $1.8 billion. On October 31, 2012, the Company borrowed $1.8 billion under the Term Loan Credit Agreement to fund the Actavis Group acquisition. Debt related costs for the borrowing were $5.9 million, which the Company paid on the date of the borrowing. On December 10, 2012, the Company prepaid $100.0 million of the Term Loan Credit Agreement.

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

The Term Loan Credit Agreement will mature on the fifth anniversary of the closing date of the Actavis Group acquisition. The outstanding principal amount under the Term Loan Credit Agreement is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the closing date of the Actavis Group acquisition (beginning with the quarter ending March 31, 2013), with the remaining balance payable on the maturity date. The Term Loan Credit Agreement contains covenants that are substantially similar to those in the Company’s Revolving Credit Facility. The Term Loan Credit Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the Term Loan Credit Agreement). The Term Loan Credit Agreement became effective in accordance with its terms on June 22, 2012. The Company is subject to, and, at March 31, 2013, was in compliance with, all financial and operational covenants under the terms of the Term Loan Credit Agreement. The outstanding balance of the Term Loan Credit Agreement at March 31, 2013 was $1,657.5 million.

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

The Company is subject to, and, at March 31, 2013, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. The Credit Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the credit facilities). At March 31, 2013, loans and letters of credit outstanding were $25.0 million and $6.7 million, respectively. The net availability under the Revolving Credit Facility was $718.3 million.

Fair Value of Debt Instruments

As of March 31, 2013, the fair value of our Senior Notes was $171.1 million greater than the carrying value. Generally changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our debt would not be material on our financial condition, results of operations or cash flows.

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2013 was (37.5%) compared to 43.6% for the three months ended March 31, 2012. The negative effective tax rate for the three months ended March 31, 2013, was due to certain non-deductible pre-tax expenses including consideration due to the former Actavis stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow acquisition. In addition, during the quarter the Company recorded a charge of $11.5 million relating to tax rate changes and a tax benefit of $5.0 million relating to the 2012 research credit. The Company’s effective rate is also impacted by losses in certain foreign jurisdictions for which no tax benefit is provided and the amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2008. In the first quarter of 2013, the Company resolved the 2007-2009 examination for Arrow’s U.S. business, resulting in a reduction of the uncertain tax positions by $3.9 million with no impact on the effective tax rate. For the Company’s 2008-2009 tax years, the IRS has agreed on all issues except the timing of the deductibility of certain litigation costs. The IRS is examining the 2009-2011 tax returns for Actavis’ pre-acquisition U.S. business. Additionally, the IRS has indicated that it will begin the examination of the Company’s 2010-2011 tax years in the second quarter of 2013. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes.

NOTE 8 – STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2013 consisted of the following (in millions):

Stockholders’ equity, December 31, 2012	$3,833.8
Common stock issued under employee plans	3.2
Increase in additional paid-in capital for share-based compensation plans	12.2
Net Income	(102.8)
Other comprehensive income	(128.5)
Tax benefit from employee stock plans	11.9
Repurchase of common stock	(21.9)
Acquisition of noncontrolling interest	(3.1)

Stockholders’ equity, March 31, 2013	$3,604.8

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency contracts.

Foreign Currency Forward Contracts

As a result of the Actavis Group acquisition, the Company’s exposure to foreign exchange fluctuations has increased. The Company has entered into foreign currency forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at March 31, 2013 have settlement dates within 12 months. These foreign currency forward contracts are not accounted for as hedges and any unrealized gains or losses are recognized in income during the period. The impact of the forward contracts increased other income and expense by $0.3 million for the quarter ended March 31, 2013. The forward contracts are classified in the condensed consolidated balance sheet in accounts payable and other expenses.

The foreign currency forward contracts to buy/sell Euros with the foreign currencies noted below at March 31, 2013 were as follows:

	Notional Amount
Foreign Currency	Buy	Sell
Czech Republic Koruna	€3.5	€-
Great Britain Pound	6.8	-
Hungarian Forint	0.9	-
New Zealand Dollar	0.8	-
Norwegian Krone	3.6	-
Polish Zloty	9.9	-
Romanian Leu	-	6.0
Swedish Krona	15.9	-

	€41.4	€6.0

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

Assets and liabilities measured at fair value on a recurring basis as at March 31, 2013 and December 31, 2012 consisted of the following (in millions):

	Fair Value Measurements as at March 31, 2013 Using:
	Total	Level 1	Level 2	Level 3

Assets:
Marketable securities	$9.0	$9.0	$-	$-

Total assets	9.0	9.0	-	-

Liabilities:
Foreign exchange forward contracts	0.3	-	0.3	-
Contingent consideration	548.9	486.3	-	62.6

Total liabilities	$549.2	$486.3	$0.3	$62.6

	Fair Value Measurements as at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3

Assets
Marketable securities	$9.0	$9.0	$-	$-

Total assets	9.0	9.0	-	-

Liabilities:
Contingent consideration	363.1	-	-	363.1

Total liabilities	$363.1	$-	$-	$363.1

Marketable securities consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities and investments are recorded in accumulated other comprehensive (loss) income.

The fair value measurement of the contingent consideration obligation is determined using Level 1 inputs for the Actavis Group earn out and Level 3 inputs for all other contingent consideration. The fair value of Level 1 contingent consideration is based on quoted prices of the Company’s stock prices. The fair value of Level 3 contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our consolidated statement of operations. For the three months ended March 31, 2013, interest accretion of $0.4 million was included within interest expense in the accompanying condensed consolidated statement of operations.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012 (in millions):

	Balance at December 31, 2012	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at March 31, 2013
Liabilities:
Contingent consideration obligations	$363.1	$(335.8)	$37.4	$0.4	$(2.5)	$62.6

	Balance at December 31, 2011	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at March 31, 2012
Liabilities:
Contingent consideration obligations	$181.6	$-	$(53.9)	$3.5	$1.0	$132.2

During the three months ended March 31, 2013, the Company recorded contingent consideration of $43.4 million in connection with the Uteron acquisition partially offset by contingent payments made to the Arrow Group selling shareholders based on the after-tax gross profits on sales of atorvastatin within the U.S. of $4.8 million. For addition information on the Uteron contingent consideration, refer to “Note 2 – Acquisitions and and Divestitures.”

NOTE 11 — BUSINESS RESTRUCTURING CHARGES

During 2012 and the first quarter of 2013, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the acquisition of Actavis Group and additional steps to improve our operating cost structure and achieve operating excellence and efficiencies through our Global Supply Chain Initiative (“GCSI”). Restructuring activities involved mostly facilities and operations in France, Greece and Malta for the quarter ended March 31, 2013 as follows (in millions):

	Accrual Balance at December 31, 2012	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at March 31, 2013

Cost of sales
Severance and retention	$14.9	$0.4	$(0.6)	$0.1	$14.8
Product transfer costs	0.5	1.6	(1.4)	(0.2)	0.5
Facility decommission costs	7.3	0.1	(0.8)	0.2	6.8
Accelerated depreciation	-	5.1	-	(5.1)	-

	22.7	7.2	(2.8)	(5.0)	22.1

Operating expenses
Research and development	3.4	2.9	(0.5)	-	5.8
Accelerated depreciation R & D	-	0.9	-	(0.9)	-
Selling, general and administrative	39.0	4.3	(12.2)	(0.6)	30.5
Accelerated depreciation SG&A	-	1.1	-	(1.1)

	42.4	9.2	(12.7)	(2.6)	36.3

Total	$65.1	$16.4	$(15.5)	$(7.6)	$58.4

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

During the quarter ended March 31, 2013, the Company recognized restructuring charges of $16.4 million.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. At March 31, 2013, the Company’s consolidated balance sheets include accrued loss contingencies of $213.3 million. This amount includes contingent losses associated with the drug pricing litigation discussed below, as well as additional reserves for potential immaterial contingent losses.

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

Cipro® Litigation.    Beginning in July 2000, a number of suits were filed against the Company, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 were cases filed against the Company, Rugby and other Company entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to the Company’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro ®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In the action pending in Kansas, the court has administratively terminated the matter. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego ( In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220 ), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. On September 12, 2012, the California Supreme Court entered a stay of all proceedings in the case pending possible action by the United States Supreme Court in an unrelated case that raises similar legal issues. In addition to the pending actions, the Company understands that various state and federal agencies are investigating the allegations made in these actions. Sanofi has agreed to defend and indemnify the Company and its affiliates in connection with the claims and investigations arising from the conduct and agreements allegedly undertaken by Rugby and its affiliates prior to the Company’s acquisition of Rugby, and is currently controlling the defense of these actions.

Governmental Reimbursement Investigations and Drug Pricing Litigation.    In November 1999, Schein Pharmaceutical, Inc., now known as Actavis, Inc. was informed by the U.S. Department of Justice that it, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida (the “Florida Qui Tam Action”). Actavis, Inc. has not been served in the qui tam action. A qui tam action is a civil lawsuit brought by an individual or a company (the “qui tam relator”) for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal as to Actavis, Inc. The Company believes that the qui tam action relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The Company believes that the Florida Qui Tam Action against the Company was dismissed without prejudice while still sealed as to the Company. Actavis, Inc. Subsequently, the Company also received and responded to notices or subpoenas from the Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

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

In 2011, the Company settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The Company subsequently settled all claims, including the claims on behalf of the United States, brought by Alabama. The settlement with Alabama is contingent upon the parties finalizing and executing mutually acceptable definitive settlement agreements. The case against the Company on behalf of Kentucky was tried in November 2011. The jury reached a verdict in the Company’s favor on each of Kentucky’s claims against the Company. Kentucky has filed post-trial motions for relief from the jury verdict. The case against the Company on behalf of Mississippi was tried from November 2012 through April 2013. The Company is awaiting a decision in that case. The case against the Company on behalf of Louisiana is scheduled for trial in August 2013. The case against the Company on behalf of Missouri is scheduled for trial in November 2013. The case against the Company on behalf of Kansas is scheduled for trial in January 2014.

At March 31, 2013, the Company’s consolidated balance sheets included accrued expenses in connection with the remaining drug pricing actions of $148.7 million. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicaid Drug Reimbursement Litigation.    In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Abbott Laboratories, Inc., et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In July 2011, the plaintiff served a tenth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself in the action. However, this action or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

FDA Matters.    In May 2002, the Company’s subsidiary reached an agreement with the FDA on the terms of a consent decree with respect to its Corona, California manufacturing facility. The court approved the consent decree on May 13, 2002 (United States of America v. Watson Laboratories, Inc., et. al., United States District Court for the Central District of California, EDCV-02-412-VAP). The consent decree applies only to the Company’s Corona, California facility and not other manufacturing sites. The decree requires that the Corona, California facility complies with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations.

Pursuant to the agreement, the Company hired an independent expert to conduct inspections of the Corona facility at least once each year. In each year from 2002 through 2012,, the independent expert has reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at the Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree, and concluded its most recent general cGMP inspection in November 2012. At the conclusion of the inspection, the FDA inspectors issued a Form 483 to the facility identifying certain observations concerning the instances where the facility failed to follow cGMP regulations. The facility has responded to the Form 483 observations and has provided the FDA with a corrective action plan to address the observations noted in the Form 483. On April 19, 2013, the independent expert concluded its annual inspection of the Corona, California facility. The independent expert confirmed the types of observations identified by the FDA during its November 2012 inspection and, is expected to report its observations to the FDA in May 2013. During the inspection, the independent expert verified that certain actions in the corrective action plan had been made and has agreed to re-inspect the facility during the third quarter of 2013 to evaluate the status of additional corrective actions, and to further evaluate at that time the facility’s compliance with FDA’s cGMP regulations. If in the future, the FDA determines that, with respect to its Corona facility, the Company has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Androgel®Antitrust Litigation.    On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel ® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that the Company improperly delayed its launch of a generic version of Androgel ® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel ® for consideration in excess of the fair value of the services provided by the Company, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228) . On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel ® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al.,D. NJ Civ. No. 09-1856 ); ( Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900 ); ( United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168 ); ( Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240 ); ( Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); ( LeGrand v. Unimed Pharms., Inc., et al ., ND. GA Civ. No. 10-2883); ( Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al ., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings ( In re: AndroGel ® Antitrust Litigation (No. II), MDL Docket No. 2084 ), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel ® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On April 25, 2012, the Court of Appeals affirmed the dismissal. On December 7, 2012, the U.S. Supreme Court granted the FTC’s Petition for a Writ of Certiorari. The hearing on the petition was held on March 25, 2013. The Supreme Court has not yet issued a decision in this case. On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs, including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. On September 28, 2012, the district court granted summary judgment in favor of the defendants on all outstanding claims. The plaintiffs have appealed.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Loestrin 24® Antitrust Litigation. On April 5, 2013, two putative class actions were filed in the federal district court (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Pub. Ltd. Co., et al., D.N.J., Civ. No. 13-02178, and United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Warner Chilcott (US), LLC, et al., E.D.Pa., No. 13-01807) alleging the Company’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin 24 Fe® (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin 24®”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that the Company and another generic manufacturer improperly delayed launching generic versions of Loestrin 24® in exchange for substantial payments from Warner Chilcott, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. On April 15, 2013, the plaintiff in New York Hotel Trades withdrew its complaint and, on April 16, 2013, refiled it in the federal court for the Eastern District of Pennsylvania (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa., Civ. No. 13-02000). Also on April 16, 2013, two additional complaints were filed by different plaintiffs seeking to represent the same putative class of end-payors (A.F. of L. – A.G.C. Building Trades Welfare Plan v. Warner Chilcott, et al., D.N.J. 13-02456) and (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-02014). These cases are still in their early stages and discovery has not yet begun on either the class allegations or merits. The Company anticipates additional claims or lawsuits based on the same or similar allegations.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation.    Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, as well as numerous other pharmaceutical companies, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. Many of the cases originally filed against the Company and its affiliates have been dismissed. Approximately 21 cases remain pending against the Company and/or its affiliates in state and federal courts, representing claims by 21 plaintiffs. Breast cancer is the injury predominately alleged in the remaining cases, but stroke is claimed in two cases. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507 ). Discovery in the individual cases has not been completed. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation.    Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. The Company settled the majority of these cases in November 2012. There are approximately 10 cases that remain pending against the Company and/or its affiliates in state and federal courts that are not part of the November 2012 settlement, representing claims by approximately 21 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

On May 1, 2012, an additional action under the TCPA was filed by Physicians Healthsource, Inc., purportedly on behalf of the “end users of the fax numbers in the United States but outside Missouri to which faxes advertising pharmaceutical products for sale by Anda were sent.” (Physicians Healthsource Inc. v. Anda Inc. United States District Court for the Southern District of Florida, 12 CV 60798). On July 10, 2012, Anda filed its answer and affirmative defenses. The matter is in its preliminary stages and no trial date has been set.

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

Levonorgestrel/Ethinyl Estradiol Tablets (Generic version of Seasonique®).    On March 6, 2008, Duramed (now known as Teva Women’s Health) sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s levonorgestrel/ethinyl estradiol tablets, a generic version of Duramed’s Seasonique ® tablets, would infringe Duramed’s U.S. Patent No. 7,320,969 ( Duramed v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv00116 ). The complaint sought damages and injunctive relief. On March 31, 2010, the District Court granted Duramed’s motion for summary judgment that the asserted claims are not invalid as obvious. The Company appealed and on March 25, 2011, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for a determination of whether the asserted claims are obvious. On June 9, 2011, Duramed moved for a preliminary injunction to prevent the Company from launching its product until after a trial on the merits. On June 16, 2011, the court denied Duramed’s motion. Duramed appealed and also requested temporary injunctive relief during the pendency of its appeal (Duramed v. Watson Laboratories, Case No. 3011-

1438). On July 27, 2011, the U.S. Court of Appeals for the Federal Circuit denied Duramed’s request for temporary relief. Actavis launched its generic product on July 28, 2011. On November 10, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s denial of Duramed’s preliminary injunction motion. On August 5, 2011, Duramed filed a motion in the District Court to amend its complaint to add a claim for damages as a result of the Company’s launch of its generic product. On November 18, 2011, the Company moved for summary judgment. On June 29, 2012, in a litigation involving the same patent, the United States District Court for the District of New Jersey held that the asserted claims of the patent are invalid. That case is now on appeal to the United States Court of Appeals for the Federal Circuit. On July 9, 2012, the Company filed a motion for judgment based on the collateral estoppel effect of the New Jersey decision. In response, on July 20, 2012, Duramed filed a motion to stay the litigation pending the Federal Circuit’s decision in the appeal of the New Jersey decision. On July 25, 2012, the Court granted Duramed’s motion to stay and denied without prejudice the Company’s motion for summary judgment and judgment based on collateral estoppels. No trial date has been set. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonique®. Therefore, an adverse ruling in the case or a subsequent final appellate determination that the patent in suit is valid, and that the Company has infringed the patent in suit, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Drospirenone/Ethinyl Estradiol Tablets (Generic version of Yaz®).    On November 5, 2007, Bayer Schering Pharma AG sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yaz ® tablets, would infringe numerous Bayer patents. Bayer Schering Pharma AG v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv1472) The complaint sought damages and injunctive relief and included claims related to U.S. Patent No. 5,787,531, U.S. Patent No. RE 37,564, and U.S. Patent No. RE 37,838. The Company filed an amended answer and counterclaims for a Declaratory Judgment of invalidity and/or non-infringement of U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, 7,163,931 and RE 38,253. Thereafter, the U.S. Court of Appeals for the Federal Circuit ruled that U.S. Patent No. 5,787,531 was invalid and the claims related to that patent were dismissed. The District Court subsequently entered a consent judgment that the Company does not infringe U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, and 7,163,931, and dismissed with prejudice Bayer’s claims related to U.S. Patent Nos. RE 37,838 and RE 38,253. The only patent still in dispute in the Nevada lawsuit is U.S. Patent No. RE 37,564 (the “‘564 Patent”). On March 31, 2012, the court granted Bayer’s motion for summary judgment that the ‘564 Patent is not invalid and denied the Company’s motion for summary judgment that the patent is invalid. Actavis timely filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On April 16, 2013, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision, finding that the ‘564 patent is invalid. The Company, which had suspended sales of the generic version of the product from January 7, 2012 through March 31, 2012, resumed selling the product in April 2013. Bayer may seek a further review of the Federal Circuit’s decision. If the Company is not ultimately successful in its defense of the lawsuit, it could adversely affect the Company’s business, results of operations, financial condition and cash flows.

Tranexamic Acid Tablets (Generic version of Lysteda®).    On July 7, 2011, Ferring B.V. sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s tranexamic acid tablets, a generic version of Ferring’s Lysteda ® tablets, would infringe U.S. Patent No. 7,947,739 (“the ‘739 patent”) ( Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00481). On November 25, 2011, Ferring filed a second complaint in the District of Nevada alleging that sales of the Company’s tranexamic acid tables would infringe U.S. Patent No. 8,022,106 (“the ‘106 patent”). (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00853). On November 9, 2012, Ferring filed a third complaint in the District of Nevada alleging that sales of the Company’s tranexamic acid tables would infringe U.S. Patent No. 8,273,795 (“the ‘795 patent”) ( Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 2:12-cv-01935). The cases are still pending. The District Court has consolidated all three cases and has set a trial for January 21, 2014. On January 3, 2013, the Company began selling its generic version of Lysteda ®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Lysteda ®. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Alendronate Litigation.    Beginning in 2010, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and osteonecrosis of the jaw allegedly arising out of the use of alendronate. Approximately 402 cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 496 plaintiffs. These cases are generally at their preliminary stages. The Company believes that it will be defended in, and indemnified for, the majority of these claims by Merck & Co., the New Drug Application holder and manufacturer of the product sold by the Company during most of 2008. In addition, there are 110 lawsuits that name as a defendant Cobalt Laboratories, which the Company acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Eighteen of the cases naming the Company and/or Cobalt were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL matter. Several of the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit and that appeal remains pending. Any cases filed against the Company in the District of New Jersey MDL after the Court’s 2012 dismissal are subject to a case management order that calls for their dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. To date, no plaintiff with a post-January 2012 complaint in the District of New Jersey against the Company has moved for such exemption. Several other cases are part of a similar MDL in the United States District Court for the Southern District of New York, where the Company has filed a similar motion to dismiss. That motion is pending. Seven additional cases are part of consolidated litigation in the California Superior Court (Orange County). Additional individual cases are pending in state court in Missouri. Approximately 362 cases are pending as part of a mass tort coordinated proceeding in the Superior Court of New Jersey, Atlantic County. In that state court proceeding, responsive pleadings and discovery have been suspended with respect to the Company pending the court’s decision on a motion to dismiss, which the Company filed in March 2012. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Columbia Laboratories, Inc. Securities Litigation.    On June 8, 2012, the Company and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Actavis and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve ® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Actavis licensed the rights to Prochieve ® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve ® . The complaint seeks unspecified damages. On August 14, 2012, the defendants filed a motion to dismiss all of the claims in the amended complaint. The motion to dismiss remains pending. Actavis believes the case is without merit and that it has substantial meritorious defenses, which it intends to vigorously pursue. Additionally, Actavis maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

West Virginia Prescription Drug Abuse Litigation.    On June 26, 2012, the State of West Virginia filed a lawsuit against multiple distributors of prescription drugs, including Anda, Inc., a subsidiary of the Company (State of West Virginia v. Amerisourcebergen Drug Corporation, et. al., Boone County Circuit Court Civil Case No. 12-C-141). The complaint generally alleges that the defendants distributed prescription drugs in West Virginia in violation of state statutes, regulation and common law. The complaint seeks injunctive relief and unspecified damages and penalties. On July 26, 2012, a co-defendant removed the case to the federal court for the Southern District of West Virginia. However, on March 27, 2013, the court granted plaintiff’s motion to remand the case to state court. The case is in its preliminary stages and the Company believes it has substantial meritorious defenses to the claims alleged. However, an adverse determination in the case could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Paroxetine Investigation. On April 19, 2013, the Office of Fair Trading issued a Statement of Objections against GlaxoSmithKline (“GSK”) and various generic drug companies, including Actavis UK Limited, formerly known as Alpharma Limited, now a subsidiary of the Company, alleging that GSK’s settlements with such generic drug companies improperly delayed generic entry of paroxetine, in violation of the United Kingdom’s competition laws. The Company has not yet responded to the Statement of Objections but believes it has substantial meritorious defenses to the allegations. However, an adverse determination in the matter could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Actavis and its affiliates are involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this Quarterly Report.

Overview of Actavis, Inc.

Actavis, Inc. is an integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. Through its third-party business within the Actavis Pharma segment, Actavis out-licenses generic pharmaceutical products rights developed or acquired by the Company, primarily in Europe. Actavis is also developing biosimilar products within the Actavis Specialty Brands segment. Additionally, we distribute generic and certain select brand pharmaceutical products manufactured by third parties through our Anda Distribution segment. Our largest market is the United States of America (“U.S.”), followed by our key international markets including Europe, Canada, Australia, Southeast Asia, South America and South Africa.

Acquisitions

    Acquisition of Uteron Pharma, SA

On January 23, 2013, the Company completed the acquisition of Belgium-based Uteron Pharma, SA. The acquisition was consummated for a cash payment of $142.0 million, plus assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments. The acquisition expands our Specialty Brands’ pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018. Several additional products in earlier stages of development are also included in the acquisition.

Acquisition of Actavis Group

On October 31, 2012, Watson Pharmaceuticals, Inc. completed the acquisition of the Actavis Group. The acquisition was consummated for a cash payment of €4.2 billion, or approximately $5.5 billion, and a contingent consideration payment in the form of up to 5.5 million newly issued shares of Actavis, Inc. common stock. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. On January 24, 2013, the Company was renamed Actavis, Inc.

Segments

Actavis, Inc. has three reportable segments: Actavis Pharma, Actavis Specialty Brands, and Anda Distribution. The Actavis Pharma segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Actavis Specialty Brands segment includes patent-protected products and certain trademarked off-patent products that Actavis sells and markets as brand pharmaceutical products. The Anda Distribution segment mainly distributes generic pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Actavis Pharma and Actavis Specialty Brands segments.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments, consisted of the following (in millions):

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total

Product sales	$ 1,524.1	$ 116.2	$ 231.0	$ 1,871.3	$ 1,108.0	$ 92.9	$ 298.6	$ 1,499.5
Other	9.7	14.5	-	24.2	8.1	16.7	-	24.8

Net revenues	1,533.8	130.7	231.0	1,895.5	1,116.1	109.6	298.6	1,524.3
Operating expenses:
Cost of sales(1)	861.9	29.8	194.5	1,086.2	614.2	25.8	264.3	904.3
Research and development	98.8	33.3	-	132.1	56.1	32.4	-	88.5
Selling and marketing	159.3	43.6	24.3	227.2	47.5	47.7	22.9	118.1

Contribution	$ 413.8	$ 24.0	$ 12.2	$ 450.0	$ 398.3	$ 3.7	$ 11.4	$ 413.4

Contribution margin	27.0%	18.4%	5.3%	23.7%	35.7%	3.4%	3.8%	27.1%

General and administrative				185.8				164.4
Amortization				158.4				131.9
Loss on asset sales, impairments, and contingent consideration adjustment, net				148.0				0.2

Operating income (loss)				$ (42.2)				$ 116.9

Operating margin				-2.2%				7.7%

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

Net revenues in our Actavis Pharma segment include product sales and other revenue. Our Actavis Pharma segment product line includes a variety of products and dosage forms. Indications for this line include pregnancy prevention, pain management, depression, hypertension, attention-deficit/hyperactivity disorder and smoking cessation. Dosage forms include oral solids, semi-solids, liquids, gels transdermals, injectables, inhalation and oral transmucosals.

Other revenues consist primarily of royalties, milestone receipts, commission income and revenue from licensing arrangements.

Net revenues within our Actavis Pharma segment increased 37.4% or $417.7 million to $1,533.8 million for the three months ended March 31, 2013 compared to net revenues of $1,116.1 million in the prior year period. The increase in net revenues is primarily due to international sales ($432.6 million) offset by a reduction in U.S. sales ($16.5 million). The increase in international sales was primarily due to the Actavis Group acquisition in

October 2012. The decrease in U.S. sales was primarily due to lower unit sales of the authorized generic version of Lipitor® (atorvastatin) offset by product sales attributable to the Actavis Group acquisition and the launch of new products.

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

Cost of sales within our Actavis Pharma segment increased 40.3% or $247.7 million to $861.9 million for the three months ended March 31, 2013 compared to $614.2 million in the prior year period. The increase was driven mainly by increased international sales as a result of the Actavis Group acquisition ($308.3 million) offset by a reduction in U.S. cost of sales ($60.6 million) due to lower sales of atorvastatin offset by product sales attributable to the Actavis Group acquisition. Costs of sales as a percentage of net revenue increased to 56.2% as compared to 55.0% in the prior year period.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses within our Actavis Pharma segment increased 76.1% or $42.7 million to $98.8 million for the three months ended March 31, 2013 compared to $56.1 million in the prior year period primarily attributable to the Actavis Group acquisition.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Selling and marketing expenses within our Actavis Pharma segment increased 235.4% or $111.8 million to $159.3 million for the three months ended March 31, 2013 compared to $47.5 million in the prior year period mainly due to the Actavis Group acquisition.

Actavis Specialty Brands Segment

Net Revenues

Our Actavis Specialty Brands segment includes our promoted products such as Rapaflo®, Gelnique®, Crinone®, Trelstar®, GeneressTM Fe, Androderm® and a number of non-promoted products.

Other revenues in the Actavis Specialty Brands segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

Net revenues within our Actavis Specialty Brands segment increased 19.3% or $21.1 million to $130.7 million for the three months ended March 31, 2013 compared to net revenues of $109.6 million in the prior year period. The increase in net revenues was primarily due to increased sales of, GeneressTM Fe, Rapaflo®, Crinone®, Androderm® and Kadian®, which was acquired through the Actavis Group acquisition.

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

Cost of sales within our Actavis Specialty Brands segment increased 15.5% or $4.0 million to $29.8 million for the three months ended March 31, 2013 compared to $25.8 million in the prior year period. The increase was driven mainly by increased sales. Cost of sales as a percentage of net revenue decreased to 22.8% as compared to 23.5% in the prior year period due to product mix.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research, clinical and facilities costs associated with the development of our products.

R&D expenses within our Actavis Specialty Brands segment increased 2.8% or $0.9 million to $33.3 million for the three months ended March 31, 2013 compared to $32.4 million in the prior year period. The prior year period includes higher contractual milestones ($10.0 million) and the current year period includes higher expenditures associated with biosimilar product development ($7.3 million) and other R&D expenses inclusive of the Uteron acquisition.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Actavis Specialty Brands segment decreased 8.6% or $4.1 million to $43.6 million for the three months ended March 31, 2013 compared to $47.7 million in the prior year period. The decrease related to lower promotional spending and sales force support costs.

Anda Distribution Segment

Net Revenues

Our Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Actavis Pharma and Actavis Specialty Brand segments.

Net revenues within our Anda Distribution segment decreased 22.6% or $67.6 million to $231.0 million for the three months ended March 31, 2013 compared to net revenues of $298.6 million in the prior year period. The decrease was primarily due to lower chain and base sales ($38.3 million) and lower new launches ($31.0 million).

Cost of Sales

Cost of sales includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales within our Anda Distribution segment decreased 26.4% or $69.8 million to $194.5 million for the three months ended March 31, 2013 compared to $264.3 million in the prior year period due to lower product sales. Cost of sales as a percentage of net revenue decreased to 84.2% compared to 88.5% in the prior year period primarily due to lower margins on certain sales to chain customers in the prior year period.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Anda Distribution segment sales and marketing functions.

Selling and marketing expenses within our Anda Distribution segment increased 6.1% or $1.4 million to $24.3 million for the three months ended March 31, 2013 compared to $22.9 million in the prior year period.

General and Administrative Expenses

	Three Months Ended March 31,		Change
($ in millions):	2013	2012	Dollars	%

General and administrative expenses	$ 185.8	$ 164.4	$ 21.4	13.0%
as a % of net revenues	9.8%	10.8%

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and not directly related to specific segment operations.

Corporate general and administrative expenses increased 13.0% or $21.4 million to $185.8 million for the three months March 31, 2013 compared to $164.4 million in the prior year period primarily due to higher costs resulting primarily from the Actavis Group acquisition ($66.7 million), higher domestic costs as a result of personnel, legal fees, and other costs ($9.0 million), partially offset by lower accruals for legal matters ($54.5 million).

Amortization

	Three Months Ended March 31,		Change
($ in millions):	2013	2012	Dollars	%

Amortization	$ 158.4	$ 131.9	$ 26.5	20.1%
as a % of net revenues	8.4%	8.7%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization for the three months ended March 31, 2013 increased from the prior year period primarily as a result of amortization of identifiable intangible assets acquired in the Actavis Group acquisition ($66.5 million) partially offset by product rights and other intangible assets, which were fully amortized subsequent to the prior year period, including atorvastatin product rights.

Loss on Asset Sales, Impairments and Contingent Consideration Fair Value Adjustment, net

	Three Months Ended March 31,		Change
($ in millions):	2013	2012	Dollars	%

Asset sales, impairments and contingent consideration adjustment, net	$148.0	$0.2	$147.8	NM

Loss on asset sales, impairments and contingent consideration fair value adjustment, net for the three months ended March 31, 2013 includes a non-cash fair value adjustment for contingent consideration as a result of the decision to award the remaining 1,650,000 contingent shares in connection with the Actavis Group acquisition ($150.3 million) partially offset by net gains on miscellaneous asset sales.

Interest Income

	Three Months Ended March 31,		Change
($ in millions):	2013	2012	Dollars	%

Interest income	$0.8	$0.4	$0.4	NM

Interest Expense

	Three Months Ended March 31,		Change
($ in millions):	2013	2012	Dollars	%

Interest expense - 2009 Senior Notes	$12.3	$12.3	-
Interest expense - 2012 Senior Notes	31.8	-	31.8
Interest expense - Term Loan	8.2	-	8.2
Revolving Credit Facility	0.6	1.4	(0.8)
Interest expense - Mandatorily Redeemable Preferred Stock	-	4.4	(4.4)
Interest expense - Contingent liability accretion	0.4	3.5	(3.1)
Interest expense - Other	1.2	0.1	1.1

Total Interest Expense	$54.5	$21.7	$32.8	NM

Other Income

	Three Months Ended March 31,		Change
($ in millions):	2013	2012	Dollars	%

Earnings on equity method investments	$0.9	$0.3	$0.6
Other income	19.7	1.2	18.5

	$20.6	$1.5	$19.1	NM

Other Income

In connection with the Arrow acquisition in December 2009, and pursuant to the purchase and sale agreement, an amount had been maintained in escrow pending the settlement of certain post-closing matters. In January 2013, the Company received $15.0 million from the escrow account.

Provision (Benefit) for Income Taxes

	Three Months Ended March 31,		Change
($ in millions):	2013	2012

Provision (benefit) for income taxes	$28.2	$42.3	$(14.1)

Effective tax rate	(37.5)%	43.6%

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to the inability to tax benefit losses incurred in certain foreign jurisdictions and amortization of foreign intangible being tax benefited at a lower rate than the U.S. federal tax rate as well as certain one-time items described below.

The Company’s effective tax rate for the three months ended March 31, 2013 was (37.5%) compared to 43.6% for the three months ended March 31, 2012. The negative effective tax rate for the three months ended March 31, 2013 was due to certain one-time non-deductible pre-tax expenses including consideration due to the former Actavis stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow acquisition. In addition, during the quarter the Company recorded a charge of $11.5 million relating to tax rate changes and a tax benefit of $5.0 million relating to the 2012 research credit. The Company’s effective rate is also impacted by losses in certain foreign jurisdictions for which no tax benefit is provided and the amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

Liquidity and Capital Resources

Working capital at March 31, 2013 and December 31, 2012 is summarized as follows (in millions):

	March 31,	December 31,	Increase
	2013	2012	(Decrease)
		(Revised)
Current Assets:
Cash and cash equivalents	$328.4	$319.0	$9.4
Marketable securities	9.0	9.0	-
Accounts receivable, net of allowances	1,275.5	1,330.9	(55.4)
Inventories, net	1,544.3	1,546.5	(2.2)
Prepaid expenses and other current assets	322.9	323.6	(0.7)
Deferred tax assets	355.7	309.3	46.4

Total current assets	3,835.8	3,838.3	(2.5)

Current liabilities:
Accounts payable and accrued liabilities	2,517.9	2,467.9	50.0
Short-term debt and current portion of long-term debt	178.3	176.2	2.1
Income taxes payable	151.7	68.1	83.6
Other	87.0	37.1	49.9

Total current liabilities	2,934.9	2,749.3	185.6

Working Capital	$900.9	$1,089.0	$(188.1)

Current Ratio	1.31	1.40

Working Capital decreased $188.1 million to $900.9 million at March 31, 2013 compared to $1,089.0 million at December 31, 2012. The decrease in working capital was primarily due to an increase in income taxes payable primarily as a result of the timing of tax payments and an increase in accruals for certain IRS settlements ($83.6 million), an increase in accounts payable and accrued liabilities attributable to adjustment to the contingent consideration to Actavis shareholders offset by decreases in other payable accounts ($50.0 million) and a decrease in accounts receivable as a result of both timing of sales and cash collections ($55.4 million).

Cash Flows from Operations

Summarized cash flows from operations are as follows (in millions):

	Three months ended March 31,
	2013	2012

Net cash provided by operating activities	$218.6	$100.4

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $218.6 million for the three months ended March 31, 2013 compared to $100.4 million for the prior year period. Net cash provided by operations was higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily related to:

•

a net increase in amount of cash generated through changes in income and other taxes payable ($121.6 million) primarily as a result of the timing of tax payments and an increase in accruals for certain IRS settlements, and

•

a net decrease in the amount of cash used by changes in accounts payable and accrued expenses ($118.4 million) primarily as a result of payments to Pfizer in the first quarter of 2012 in connection with our November 2011 launch of atorvastatin.

These increases were partially offset by:

•

a net decrease in the amount of cash generated through changes in inventory balances ($125.9 million) due to strategic purchases for brand products and inventory built-up for anticipated product launches in the quarter ending March 31, 2012, and

•	a net decrease in the amount of cash provided by changes in accounts receivable ($93.0 million), as a result of both timing of sales and cash collections.

Investing Cash Flows

Summarized cash flows from investing are as follows (in millions):

	Three months ended March 31,
	2013	2012

Net cash used in investing activities	$(171.6)	$(404.3)

Investing cash flows consist primarily of cash used in acquisitions, capital expenditures and purchases of product rights, investments and marketable securities offset by proceeds from the sale of investments, marketable securities and property and equipment. Included in the three months ended March 31, 2013 was cash used in connection with the Uteron acquisition, net of cash acquired ($141.3 million), and capital expenditures for property and equipment ($29.2 million). Included in the three months ended March 31, 2012 was cash used in connection with the Ascent acquisition ($384.1 million, net of cash acquired and estimated working capital adjustments) and capital expenditures for property and equipment ($22.8 million).

Financing Cash Flows

Summarized financing cash flows are as follows (in millions):

	Three months ended March 31,
	2013	2012

Net cash provided by (used in) financing activities	$(42.5)	$266.1

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock and proceeds from the exercise of stock options. Included in the three months ended March 31, 2013 were net payments on debt ($22.1 million) and proceeds from stock option exercises ($3.2 million) partially offset by payments on contingent consideration liabilities primarily related to atorvastatin ($4.4 million), and the repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($21.9 million). Included in the three months ended March 31, 2012 were borrowings to fund the Ascent acquisition ($375.0 million), proceeds from stock option exercises ($3.8 million), partially offset by principal payments on debt ($60.0 million), payment on the atorvastatin contingent liability ($43.5 million), repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($11.4 million) and acquisition of the remaining noncontrolling interest in a subsidiary ($4.0 million). The excess tax benefit on stock-based compensation was $6.2 million for the three months ended March 31, 2012.

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows (in millions):

	March 31,	December 31,	Increase
	2013	2012	(Decrease)

Short-term debt and current portion of long-term debt	$178.3	$176.2	$2.1
Long-term debt	6,243.2	6,257.1	(13.9)

Total debt	$6,421.5	$6,433.3	$(11.8)

Debt to capital ratio	63.9%	62.5%

    Long-term Obligations

As of March 31, 2013, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations, and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

    Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

    Recent Accounting Pronouncements

In February 2013, the FASB issued guidance that supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income. The new guidance requires entities to separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts are required to be reclassified to net income in their entirety in the same reporting period. This information is to be provided, in one location, in either the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2013 and interim and annual periods thereafter. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued clarifying guidance for the release of the cumulative translation adjustment in other comprehensive income when an entity ceases to have a controlling financial interest in the subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

Investment Risk

As of March 31, 2013, our total investments in marketable and equity securities of other companies, including equity method investments were $20.7 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

We regularly review the carrying value of our investments and identify and recognize losses, for income statement purposes, when events and circumstances indicate that any declines in the fair values of such investments below our accounting basis are other than temporary.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our non-equity investment portfolio, our floating rate debt and our financing leases. Our cash is invested in bank deposits and A-rated or better money market mutual funds.

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

Floating Rate Debt

At March 31, 2013, borrowings outstanding under our Revolving Credit Facility were $25.0 million. Committed borrowings under the Revolving Credit Facility at March 31, 2013, bear interest at a per annum rate of 1.4537%, which is determined based on one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin of 1.25%. Assuming a one percent increase in the applicable interest rate and no further payments of principal, the annual interest expense would increase by approximately $0.25 million over the next twelve months. At March 31, 2013, borrowings outstanding under the Term Loan Credit Agreement were $1,657.5 million. Borrowings under the Term Loan Credit Agreement will mature on the fifth anniversary of the closing date of the Actavis Group acquisition. The outstanding principal amount under the Term Loan Credit Agreement is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the closing date of the Actavis Group acquisition (beginning with the quarter ending March 31, 2013), with the remaining balance payable on the maturity date. Borrowings under the Term Loan Credit Agreement bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurodollar rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate as publicly announced by the Administrative Agent or (c) the one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is currently set at 0.50% for base rate loans and 1.50% for Eurodollar rate loans. Assuming a one percent increase in the applicable interest rate, annual interest expense under the Term Loan Credit Agreement would increase by approximately $15.7 million over the next twelve months.

Fixed Rate Debt

On October 2, 2012, the Company issued $1,200.0 million aggregate principal amount of 1.875% senior notes due October 1, 2017 (“2017 Notes”), $1,700.0 million aggregate principal amount of 3.250% senior notes due October 1, 2022 (“2022 Notes”), and $1,000.0 million aggregate principal amount of 4.625% senior notes due October 1, 2042 (“2042 Notes” and together with the 2017 Notes and the 2022 Notes,” the “2012 Senior Notes.” Interest payments on the 2012 Senior Notes are due semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. The outstanding balance under the 2012 Senior Notes at March 31, 2013 was $3,866.7 million. On August 24, 2009, the Company issued $450.0 million aggregate principal amount of 5.00% senior notes due 2014 and $400.0 million aggregate principal amount of 6.125% senior notes due 2019 (the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010 at an effective annual interest rate of 5.43% on the 2014 Notes and 6.35% on the 2019 Notes. The outstanding balance under the 2009 Senior Notes at March 31, 2013 was $848.9 million. As of March 31, 2013, the aggregate fair value of the 2009 and 2012 Senior Notes was $171.0 million greater than the carrying value. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our Senior Notes would not be material on our financial condition, results of operations or cash flows. Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our other notes payable approximated their carrying values on March 31, 2013.

Foreign Currency Exchange Risk

We operate and transact business in various foreign countries and are, therefore, subject to the risk of foreign currency exchange rate fluctuations. The Company manages this foreign currency risk, in part, through operational means including managing foreign currency revenues in relation to same currency costs as well as managing foreign currency assets in relation to same currency liabilities. The Company is also exposed to the potential earnings effects from intercompany foreign currency assets and liabilities that arise from normal trade receivables and payables and other intercompany loans. The Company seeks to limit exposure to foreign exchange risk involving intercompany trade receivables and payables by settling outstanding amounts through normal payment terms. Other methodologies to limit the Company’s foreign exchange risks are foreign exchange forward contracts.

Foreign Exchange Forward Contracts

The Company has entered into foreign exchange forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at March 31, 2013 have settlement dates within 12 months. These foreign currency forward contracts are not accounted for as hedges and any unrealized gains or losses are recognized in income during the period. The foreign currency forward contracts to buy/sell Euros with the foreign currencies noted below at March 31, 2013 were as follows:

	Notional Amount
Foreign Currency	Buy	Sell
Czech Republic Koruna	€3.5	€ -
Great Britain Pound	6.8
Hungarian Forint	0.9
New Zealand Dollar	0.8
Norwegian Krone	3.6
Polish Zloty	9.9
Romanian Leu		6.0
Swedish Krona	15.9

	€41.4	€ 6.0

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three months ended March 31, 2013 and 2012. Assuming a ten percent decline in the value of the Euro, net foreign currency losses would increase by approximately $4.5 million.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2012 and “Legal Matters” in “NOTE 13 — Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item IA, To Part II” of our Annual Report on Form 10-K for the year ended December 31, 2012.

There were no material changes from these risk factors during the three months ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(b) Use of Proceeds

N/A.

(c) Issuer Purchases of Equity Securities

During the quarter ended March 31, 2013, the Company repurchased approximately 253,511 shares surrendered to the Company to satisfy tax withholding in connection with the vesting of restricted stock issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1 - 31, 2013	373	$86.42	-	-
February 1 - 28, 2013	3,820	$86.15	-	-
March 1 - 31, 2013	249,318	$86.40	-	-

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
R. Todd Joyce
Chief Financial Officer — Global (Principal Financial and Accounting Officer)

Date: May 7, 2013

ACTAVIS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended March 31, 2013

Exhibit No.	Description

10.2F	Amendment to Fourth Amendment and Restatement of the 2001 Incentive Award Plan of Actavis, Inc.

10.4K	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Award.

10.4L	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Restricted Stock Units Award.

10.4M	Form of Amendment and Restatement of the 2001 Incentive Award Plan Notice of Grant and Signature Page for a Vice-President and Above Stock Option Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act