Form 10-Q
period 2013-06-30
Actavis, Inc.
filed 2013-07-30
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares outstanding of the Registrant’s only class of common stock as of July 19, 2013 was approximately 133,152,384.

ACTAVIS, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

ACTAVIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	June 30,	December 31,
	2013	2012
		(Revised)
		See Note 1
ASSETS
Current Assets:
Cash and cash equivalents	$226.9	$319.0
Marketable securities	8.0	9.0
Accounts receivable, net	1,372.3	1,330.9
Inventories, net	1,601.9	1,546.5
Prepaid expenses and other current assets	365.9	323.6
Deferred tax assets	341.0	309.3

Total current assets	3,916.0	3,838.3

Property and equipment, net	1,417.7	1,485.0
Investments and other assets	98.4	91.2
Deferred tax assets	79.4	61.8
Product rights and other intangibles, net	3,856.6	3,784.3
Goodwill	4,192.5	4,854.2

Total assets	$13,560.6	$14,114.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,104.5	$2,467.9
Income taxes payable	46.1	68.1
Current portion of long-term debt and capital leases	177.2	176.2
Deferred revenue	32.2	32.3
Deferred tax liabilities	29.0	4.8

Total current liabilities	2,389.0	2,749.3

Long-term debt and capital leases	6,173.9	6,257.1
Deferred revenue	30.7	11.3
Other long-term liabilities	355.0	162.6
Other taxes payable	84.7	70.3
Deferred tax liabilities	986.3	1,007.8

Total liabilities	10,019.6	10,258.4

Commitments and contingencies
Equity:
Common stock	0.5	0.4
Additional paid-in capital	2,470.1	1,956.7
Retained earnings	1,515.1	2,182.7
Accumulated other comprehensive income (loss)	(84.3)	36.8
Treasury stock, at cost	(365.3)	(342.8)

Total stockholders’ equity	3,536.1	3,833.8
Noncontrolling interests	4.9	22.6

Total equity	3,541.0	3,856.4

Total liabilities and equity	$13,560.6	$14,114.8

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenues	$1,989.8	$1,355.2	$3,885.3	$2,879.5

Operating expenses:
Cost of sales (excludes amortization, presented below)	1,050.0	754.0	2,136.2	1,658.3
Research and development	135.6	79.7	267.7	168.2
Selling and marketing	235.6	117.9	462.8	236.0
General and administrative	225.8	121.8	411.6	286.2
Amortization	149.6	105.8	308.0	237.7
Loss on asset sales, impairments, and contingent consideration adjustment, net	655.3	79.8	803.3	80.0

Total operating expenses	2,451.9	1,259.0	4,389.6	2,666.4

Operating income (loss)	(462.1)	96.2	(504.3)	213.1

Non-operating income (expense):
Interest income	1.2	0.5	2.0	0.9
Interest expense	(56.1)	(21.0)	(110.6)	(42.7)
Other (expense), net	3.8	(156.6)	24.4	(155.1)

Total other income (expense), net	(51.1)	(177.1)	(84.2)	(196.9)

Income (loss) before income taxes	(513.2)	(80.9)	(588.5)	16.2
Provision (benefit) for income taxes	51.4	(18.7)	79.6	23.6

Net income (loss)	(564.6)	(62.2)	(668.1)	(7.4)
Net income (loss) attributable to noncontrolling interests	0.2	—	(0.5)	—

Net income (loss) attributable to common shareholders	$(564.8)	$(62.2)	$(667.6)	$(7.4)

Earnings (loss) per share attributable to common shareholders:
Basic	$(4.27)	$(0.49)	$(5.09)	$(0.06)

Diluted	$(4.27)	$(0.49)	$(5.09)	$(0.06)

Weighted average shares outstanding:
Basic	132.2	125.8	131.2	125.5

Diluted	132.2	125.8	131.2	125.5

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$(564.6)	$(62.2)	$(668.1)	$(7.4)
Other comprehensive income (loss):
Foreign currency translation gains (losses)	7.4	(59.1)	(121.1)	(21.6)

Total other comprehensive income (loss), net of tax	7.4	(59.1)	(121.1)	(21.6)

Comprehensive income (loss)	(557.2)	(121.3)	(789.2)	(29.0)

Comprehensive income (loss) attributable to noncontrolling interests	0.2	—	(0.5)	—

Comprehensive income (loss) attributable to common shareholders	$(557.4)	$(121.3)	$(788.7)	$(29.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$(668.1)	$(7.4)

Reconciliation to net cash provided by operating activities:
Depreciation	97.6	40.5
Amortization	308.0	237.7
Provision for inventory reserve	29.5	26.9
Share-based compensation	26.3	23.9
Deferred income tax benefit	(137.5)	(108.4)
Earnings on equity method investments	(1.7)	(1.1)
Loss on asset sales and impairments, net	653.0	101.3
Amortization of inventory step up	93.5	—
Loss on foreign exchange derivatives	—	142.7
Amortization of deferred financing costs	3.8	13.3
Increase (decrease) in allowance for doubtful accounts	(1.0)	1.6
Accretion of preferred stock and contingent consideration obligations	1.4	14.9
Contingent consideration fair value adjustment	150.3	(21.3)
Excess tax benefit from stock-based compensation	(14.2)	(9.9)
Other, net	1.2	2.5
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(46.1)	310.9
Inventories	(215.0)	14.7
Prepaid expenses and other current assets	21.2	(25.9)
Accounts payable and accrued expenses	(18.5)	(355.4)
Deferred revenue	22.8	(5.4)
Income and other taxes payable	(19.8)	(98.4)
Other assets and liabilities	4.3	2.4

Total adjustments	959.1	307.5

Net cash provided by operating activities	291.0	300.1

Cash Flows From Investing Activities:
Additions to property and equipment	(73.8)	(53.3)
Additions to product rights and other intangibles	(2.4)	(3.6)
Proceeds from sales of property and equipment	5.9	7.4
Proceeds from sales of marketable securities and other investments	11.9	8.9
Additions to marketable securities and other investments	—	(0.2)
Acquisition of businesses, net of cash acquired	(194.6)	(383.5)

Net cash used in investing activities	(253.0)	(424.3)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	125.0	375.0
Debt issuance costs	—	(25.5)
Principal payments on debt	(216.7)	(125.3)
Proceeds from stock plans	5.5	10.9
Payment of contingent consideration	(2.2)	(90.1)
Repurchase of common stock	(22.5)	(13.7)
Acquisition of noncontrolling interests	(10.4)	(4.7)
Excess tax benefit from stock-based compensation	14.2	9.9

Net cash (used in) provided by financing activities	(107.1)	136.5

Effect of currency exchange rate changes on cash and cash equivalents	(23.0)	(4.0)

Net increase (decrease) in cash and cash equivalents	(92.1)	8.3
Cash and cash equivalents at beginning of period	319.0	209.3

Cash and cash equivalents at end of period	$226.9	$217.6

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

On the close of business January 24, 2013, the Company was renamed to Actavis, Inc. and began trading under its new symbol – ACT – on the New York Stock Exchange.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as revised by Form 8-K filed on June 18, 2013 to reflect adjustments made to the preliminary amounts recorded in connection with the Actavis Group Acquisition primarily related to working capital, intangible assets and deferred taxes balance sheet financial data as of December 31, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted from the accompanying condensed consolidated financial statements. The accompanying year end condensed consolidated balance sheet was derived from the audited financial statements. The accompanying interim financial statements are unaudited, but reflect all adjustments which are, in the opinion of management, necessary for a fair statement of Actavis’ consolidated financial position, results of operations, comprehensive income and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. The Company’s results of operations, comprehensive income and cash flows for the interim periods are not necessarily indicative of the results of operations, comprehensive income and cash flows that it may achieve in future periods.

Acquisitions

Acquisition of Warner Chilcott

On May 19, 2013, the Company entered into a definitive agreement (the “Transaction Agreement”) under which the Company will acquire Warner Chilcott plc (“Warner Chilcott”) in a stock-for-stock transaction valued at approximately $8.5 billion. The proposed transaction has been unanimously approved by the Boards of Directors of Actavis and Warner Chilcott, and is supported by the management teams of both companies. At the close of the transaction, which is expected by year end 2013, the Company and Warner Chilcott will be combined under a new company incorporated in Ireland, where Warner Chilcott is currently incorporated. The newly created company, which is expected to be called Actavis plc, or a variant thereof (“New Actavis”), will be led by the current Actavis leadership team. Under the terms of the definitive agreement, at closing Warner Chilcott shareholders will receive 0.160 shares of New Actavis for each Warner Chilcott share they own.

The transaction is expected to be tax-free, for U.S. federal income tax purposes, to Warner Chilcott shareholders. Actavis shareholders will receive one share of New Actavis for each Actavis share they own upon closing. The transaction will be taxable, for U.S. federal income tax purposes, to Actavis shareholders.

Acquisition costs incurred during the second quarter of 2013 for advisory, legal and other costs incurred in connection with the Warner Chilcott transaction totaled $22.6 million.

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

Acquisition of Actavis Group

On October 31, 2012, the Company completed the acquisition of the Actavis Group. The acquisition was consummated for a cash payment of €4.2 billion, or approximately $5.5 billion, and a contingent consideration payment in the form of 5.5 million newly issued shares of Actavis, Inc. common stock. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. Actavis Group’s results are included in the Actavis Pharma and Actavis Specialty Brands segments as of the acquisition date. For additional information on the Actavis Group acquisition, refer to “Note 2 – Acquisitions and Divestitures.”

Business Developments

On April 5, 2013, the Company and Valeant Pharmaceuticals International, Inc. (“Valeant”) entered into an agreement for Actavis to be the exclusive marketer and distributor of the authorized generic version of Valeant’s Zovirax® ointment (acyclovir 5%) product. Under the terms of the agreement, Valeant will supply the Company with a generic version of Valeant’s Zovirax® ointment product and the Company will market and distribute the product in the United States. Additionally, Valeant granted the Company the exclusive right to co-promote Zovirax® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and the Company granted Valeant the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape (flurandrenolide) product in the U.S. Under terms of the agreement related to the co-promotion of Zovirax® cream, the Company will utilize its existing Specialty Brands sales and marketing structure to promote the product and will receive a co-promotion fee from sales generated by prescriptions written by its defined targeted physician group. The fees earned by Actavis under the Zovirax cream co-promotion arrangement will be recognized in other revenues in the period earned. Under the terms of the Cordran® Tape co-promotion agreement, Valeant will utilize its existing Dermatology sales and marketing structure to promote the product, and will receive a co-promotion fee on sales. The fees paid by Actavis under the Cordran Tape arrangement will be recognized in the period incurred as selling and marketing expenses.

On May 1, 2013, the Company entered into an agreement to acquire the worldwide rights to Valeant’s metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis. Under the terms of the agreement, the Company will acquire the product upon FDA approval for approximately $57.0 million which includes upfront and certain milestone payments, and guaranteed royalties for the first three years of commercialization. Upon FDA approval or receipt of product launch quantity, the Company will account for this transaction using the acquisition method of accounting. In the event of generic competition on metronidazole 1.3%, should the Company choose to launch an authorized generic product, the Company would share the gross profits of the authorized generic with Valeant.

On June 11, 2013, the Company entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360 LNG20 intrauterine device (“LNG 20”) in the U.S and in Canada for a payment of approximately $52.3 million. The Company will also pay Medicines360 certain regulatory and sales based milestone payments totaling up to nearly $125.0 million plus royalties. Medicines360 retains the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20, originally developed by Uteron Pharma S.P.R.L. in Belgium, is designed to initially deliver 20 mcg of levonorgestrel per day for the indication of long term contraception, and is currently in Phase III clinical trials in the United States. Pending FDA approval, the LNG20 product could be launched in the U.S. as early as 2014. The transaction has been accounted for using the acquisition method of accounting. This method requires, among other things, that assets acquired and liabilities assumed in a business combination be recognized at their respective fair values as of the acquisition date and that in-process research and development (“IPR&D”) be recorded at fair value on the balance sheet regardless of the likelihood of success of the related product or technology. In connection with the acquisition, the Company recorded $190.4 million in IPR&D, $6.7 million in prepaid R&D and contingent consideration of $144.8 million.

Agreements

In November 2012, the Company entered into an exclusive agreement with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”) to market the authorized generic version of Concerta® (methylphenidate ER). Under the terms of the agreement, OMJPI supplies Actavis with product. Actavis launched its authorized generic of Concerta® on May 1, 2011.

Under the terms of its agreement with OMJPI, the Company pays a royalty to OMJPI based on the gross profit of product revenues as defined in the agreement. During 2012, the royalty payable to OMJPI ranged from 50% to 55% of sales. This royalty includes the cost of the product supplied by OMJPI. Our royalty payable on sales of methylphenidate ER declines when a third party competitor launches a competing bioequivalent product. The change in royalty is a one-time event and is applied on a strength-by-strength basis following the launch of the first third-party generic competitor. A generic version of the 27mg strength was launched by a third-party competitor in January 2013 and of the 36mg and 54mg strengths in March 2013, triggering a decline in royalty on these strengths. Accordingly, for the 27mg and the 36mg and 54mg strengths, commencing in January 2013 and March 2013, respectively, the royalty payable to OMJPI is approximately 30% of sales, which includes the cost of the product supplied by OMJPI. The royalty on the 18mg strength will be 30% of sales commencing upon launch of a third party competing product. The agreement with OMJPI expires on December 31, 2014 and is subject to normal and customary early termination provisions. The agreement with OMJI has been accounted for as a distribution arrangement. Accordingly, Actavis has recorded the net sales of the authorized generic product in the period earned and reflected the cost of product sold and the royalty payments to OMJPI in costs of goods sold in the period incurred.

Common Stock

As of June 30, 2013 and December 31, 2012, there were 500.0 million shares of $0.0033 par value per common stock authorized, 143.7 million and 138.0 million shares issued and 133.2 million and 127.7 million shares outstanding, respectively. Of the issued shares, 10.5 million and 10.3 million shares were held as treasury shares as of June 30, 2013 and December 31, 2012, respectively.

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

Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses. Accounts receivable are presented net of SRA balances of $1,016.2 million and $814.3 million at June 30, 2013 and December 31, 2012, respectively. SRA balances in accounts receivable at June 30, 2013 increased $201.9 million compared to December 31, 2012 primarily due to an increase in shelf stock, promotions and other allowances mainly resulting from higher sales volumes of certain products ($78.8 million), an increase in chargebacks primarily due to increased purchases by wholesalers ($33.4 million), an increase in sales returns accruals primarily resulting from the launch of new products ($10.6 million) and higher rebates accruals on certain large wholesale customer accounts ($79.0 million). SRA balances in accounts payable and accrued expenses were $586.0 million and $634.4 million at June 30, 2013 and December 31, 2012, respectively. SRA balances in accounts payable and accrued expenses at June 30, 2013 decreased $48.4 million compared to December 31, 2012 due to lower Medicaid rebates ($20.0 million) primarily from declining Methylphenidate AG sales volume and a greater percentage of processed claims than prior year coupled with lower U.S. indirect rebates ($16.1 million) and lower international rebates ($12.9 million) primarily due to timing of payments.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Actavis’ other comprehensive income (loss) is composed of unrealized gains (losses) on certain holdings of publicly traded equity securities and investments in U.S. Treasury and agency securities, net of realized gains (losses) included in net income, net of tax and foreign currency translation adjustments.

Goodwill and Intangible Assets with Indefinite-Lives

During the second quarter of 2013, the Company performed its annual impairment assessment of goodwill, IPR&D intangibles and trade name intangible assets with indefinite-lives. The Company has determined there was no impairment associated with trade name intangibles. The Company recognized an impairment loss related to the goodwill in the Actavis Pharma – Europe reporting unit ($647.5 million) and IPR&D intangible assets associated with the Arrow acquisition ($4.4 million). For additional information on the impairment loss related to goodwill and IPR&D intangible assets, refer to “Note 5 – Goodwill and Intangible Assets.”

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during a period. Diluted EPS is based on the treasury stock method and includes the effect from potential issuance of common stock, such as shares issuable pursuant to the exercise of stock options, assuming the exercise of all in-the-money stock options, and restricted stock units. Common share equivalents have been excluded where their inclusion would be anti-dilutive.

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

EPS - basic
Net income (loss) attributable to common shareholders	$(564.8)	$(62.2)	$(667.6)	$(7.4)

Basic weighted average common shares outstanding	132.2	125.8	131.2	125.5

EPS - basic	$(4.27)	$(0.49)	$(5.09)	$(0.06)

EPS - diluted
Net income (loss) attributable to common shareholders	$(564.8)	$(62.2)	$(667.6)	$(7.4)

Basic weighted average common shares outstanding	132.2	125.8	131.2	125.5
Effect of dilutive securities:
Dilutive stock awards	—	—	—	—

Diluted weighted average common shares outstanding	132.2	125.8	131.2	125.5

EPS - diluted	$(4.27)	$(0.49)	$(5.09)	$(0.06)

Awards to purchase 2.0 million and 1.8 million common shares for the three month periods ended June 30, 2013 and 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive. Awards to purchase 2.2 million and 1.9 million common shares for the six month periods ended June 30, 2013 and 2012, respectively, were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive.

As of December 31, 2012, the estimated number of shares contingently issuable in connection with the Actavis Group earn-out was calculated to be 3,850,000 shares, which are included in the basic weighted average common shares outstanding for the three month and six month periods ended June 30, 2013. On March 28, 2013, the decision was made to award the remaining 1,650,000 shares. The 1,650,000 additional shares are included in the basic weighted average common shares outstanding for the three and six month period ended June 30, 2013 beginning on March 28, 2013.

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

As of June 30, 2013, the Company had $83.6 million of total unrecognized compensation expense, net of estimated forfeitures, which will be recognized over the remaining weighted average period of 2.8 years. During the six months ended June 30, 2013, the Company issued approximately 765,000 restricted stock grants and performance awards with an aggregate fair value of $67.1 million. Certain restricted awards are performance-based awards issued at a target number, subject to adjustments up or down based upon achievement of certain financial targets. During the six months ended June 30, 2013, the Company also issued 225,000 stock option grants with an aggregate fair value of $4.9 million.

In connection with the Warner Chilcott Transaction Agreement, the Actavis Board of Directors modified the existing awards for its directors and executive officers such that immediately prior to closing each stock option, share of restricted stock and restricted stock unit held will become fully vested and exercisable and converted into a right to receive a New Actavis ordinary share net of applicable tax withholding. The effect of the modification did not have a material effect on the second quarter of 2013 given the modification is contingent upon the transaction closing.

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance that supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income. The new guidance requires entities to separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts are required to be reclassified to net income in their entirety in the same reporting period. This information is to be provided, in one location, in either the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and interim and annual periods thereafter. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued clarifying guidance for the release of the cumulative translation adjustment in accumulated other comprehensive income when an entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in the subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date, with the excess being allocated to goodwill. At June 30, 2013, certain amounts have not been finalized including intangible asset values, uncertain tax positions, as well as evaluation of contingencies. The finalization of these matters may result in changes to the goodwill and the Company expects to finalize such matters in the second half of 2013.

(in millions)	Amount
Accounts receivable	$1.6
Other current assets	1.2
Property, plant & equipment	5.7
Other long term assets	0.5
IPR&D intangible assets	250.0
Goodwill	26.4
Current liabilities, excluding current portion of debt	(8.0)
Long-term deferred tax and other tax liabilities	(82.5)
Contingent consideration	(43.4)
Debt	(5.2)
Other long-term liabilities	(4.3)

Net assets acquired	$145.0

IPR&D

IPR&D intangible assets represent the value assigned to product acquired R&D projects that, as of the acquisition date, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of the estimated useful life of the IPR&D intangible assets and the related amortization will be recorded as an expense over the estimated useful life.

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

Unaudited Pro Forma Results of Operations

Pro forma results of operations have not been presented because the effect of the acquisition was not material.

Acquisition of Actavis Group

On October 31, 2012, the Company acquired the Actavis Group, in exchange for the following consideration:

•	A cash payment of €4,219.7 million, or approximately $5,469.8 million;

•

Contingent consideration of 5.5 million newly issued shares of Common Stock, $0.0033 par value per share, of the Company stock (“Common Shares”) based on Actavis Group’s financial performance in 2012 as described in the purchase agreement.

The Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. With the acquisition, Actavis significantly expands its international market presence in established markets including Europe (Europe, Russia, Commonwealth of Independent States (CIS) and Turkey), and MEAAP (Middle East, Africa, Australia and Asia Pacific). In addition, the acquisition expands the Company’s product portfolio and pipeline in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. Actavis’ results are included in the Actavis Pharma and Actavis Specialty Brands segments as of the acquisition date.

The Company funded the cash portion of the transaction through a combination of term loan borrowings and senior unsecured notes. For additional information, refer to “Note 6 – Debt.”

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

At June 30, 2013, certain amounts have not been finalized including intangible asset values, uncertain tax positions as well as evaluation of contingencies pending the finalization of the Company’s evaluation of certain matters in connection with historical rebate programs. The finalization of these matters may result in changes to the goodwill and the Company expects to finalize such matters in the second half of 2013.

(in millions)	Amount
Cash and cash equivalents	$110.5
Accounts receivable	527.9
Inventories	680.1
Other current assets	286.2
Property and equipment	763.0
Other long term assets	16.9
IPR&D intangible assets	272.9
Intangible assets	2,268.0
Goodwill	2,895.2
Current liabilities	(1,396.5)
Long-term deferred tax and other tax liabilities	(742.4)
Other long term liabilities	(176.0)
Long-term debt	(14.1)
Noncontrolling interests	(21.9)

Net assets acquired	$5,469.8

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $137.3 million. Approximately $44.1 million was amortized to cost of sales during 2012, and the remaining $93.5 million was amortized to cost of sales during the first quarter of 2013. Amounts amortized to cost of sales during 2012 and the first quarter of 2013 includes the effects of foreign currency translation.

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to product acquired R&D projects that, as of the acquisition date, were expected to be approved for marketing over the next one to two years, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of the estimated useful life of the IPR&D intangible assets and the related amortization will be recorded as an expense over the estimated useful life. Intangible assets represent product rights, trademarks, customer relationships and technology rights and have an estimated weighted average useful life of 8.7 years.

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

Unaudited Pro Forma Results of Operations

The following table presents the unaudited pro forma consolidated operating results for the Company, as though the Actavis Group acquisition had occurred as of the beginning of the prior annual reporting period. The unaudited pro forma results reflect certain adjustments related to past operating performance, acquisition costs and acquisition accounting adjustments, such as increased depreciation and amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing in place at January 1, 2012 and the related tax effects. The pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the dates indicated, nor are they indicative of the future operating results of the combined company (in millions; except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net revenues	$2,003.3	$4,150.6
Net income attributable to common shareholders	$(78.8)	$(73.5)
Earnings (loss) per share:
Basic	$(0.60)	$(0.56)
Diluted	$(0.60)	$(0.56)

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

The Company evaluates segment performance based on segment contribution. Segment contribution represents segment net revenues less cost of sales (excluding amortization), R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, general and administrative expenses, amortization, gains or losses on asset sales or disposals and impairments by segment as not all such information has been accounted for at the segment level, nor is such information used by all segments.

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments consisted of the following (in millions):

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total

Product sales	$1,525.5	$126.9	$275.8	$1,928.2	$976.0	$100.9	$240.9	$1,317.8
Other	43.7	17.9	—	61.6	19.0	18.4	—	37.4

Net revenues	1,569.2	144.8	275.8	1,989.8	995.0	119.3	240.9	1,355.2
Operating expenses:
Cost of sales (1)	776.8	34.4	238.8	1,050.0	517.4	28.7	207.9	754.0
Research and development	103.7	31.9	—	135.6	53.8	25.9	—	79.7
Selling and marketing	160.9	47.0	27.7	235.6	52.6	42.5	22.8	117.9

Contribution	$527.8	$31.5	$9.3	$568.6	$371.2	$22.2	$10.2	$403.6

Contibution margin	33.6%	21.8%	3.4%	28.6%	37.3%	18.6%	4.2%	29.8%

General and administrative				225.8				121.8
Amortization				149.6				105.8
Loss on asset sales, impairments, and contingent consideration adjustment, net				655.3				79.8

Operating income (loss)				$(462.1)				$96.2

Operating margin				(23.2%)				7.1%

(1)	Excludes amortization of acquired intangibles, including product rights.

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total

Product sales	$3,049.6	$243.1	$506.8	$3,799.5	$2,084.0	$193.8	$539.5	$2,817.3
Other	53.4	32.4	—	85.8	27.1	35.1	—	62.2

Net revenues	3,103.0	275.5	506.8	3,885.3	2,111.1	228.9	539.5	2,879.5
Operating expenses:
Cost of sales (1)	1,638.7	64.2	433.3	2,136.2	1,131.6	54.5	472.2	1,658.3
Research and development	202.5	65.2	—	267.7	109.9	58.3	—	168.2
Selling and marketing	320.2	90.6	52.0	462.8	100.1	90.2	45.7	236.0

Contribution	$941.6	$55.5	$21.5	$1,018.6	$769.5	$25.9	$21.6	$817.0

Contibution margin	30.3%	20.1%	4.2%	26.2%	36.5%	11.3%	4.0%	28.4%

General and administrative				411.6				286.2
Amortization				308.0				237.7
Loss on asset sales, impairments, and contingent consideration adjustment, net				803.3				80.0

Operating income (loss)				$(504.3)				$213.1

Operating margin				(13.0)%				7.4%

(1)	Excludes amortization of acquired intangibles, including product rights.

NOTE 4 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at June 30, 2013 and December 31, 2012 is approximately $89.2 million and $49.7 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. The increase was primarily due to additional lidocaine inventories. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. Inventory consisted of the following (in millions):

	June 30,	December 31,
	2013	2012
		(Revised)
Inventories:
Raw materials	$453.6	$426.9
Work-in-process	132.4	126.2
Finished goods	1,138.5	1,104.6

	1,724.5	1,657.7
Less: Inventory reserves	(122.6)	(111.2)

	$1,601.9	$1,546.5

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following (in millions):

	June 30,	December 31,
	2013	2012
		(Revised)
Actavis Pharma segment	$3,606.1	$4,293.2
Actavis Specialty Brands segment	500.1	474.7
Anda Distribution segment	86.3	86.3

Total goodwill	$4,192.5	$4,854.2

We test goodwill for impairment annually at the end of the second quarter and when events occur that could potentially reduce the fair value of a reporting unit below its carrying amount. Goodwill is considered impaired if the carrying amount of the reporting unit’s net assets exceeds the fair value of the reporting unit. The carrying value of each reporting unit is determined by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of its reporting units using the income approach, which is based on estimated future cash flows. The aggregate fair value for all reporting units is reconciled to the Company’s market capitalization. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then the Company performs step two of the impairment test, which allocates the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds the implied goodwill, then an impairment of goodwill has occurred for such difference.

During the 2013 integration of the Actavis Group with the Legacy Watson business, the Company reorganized its organizational structure and management performance reporting. Consequently, the reporting units within the Actavis Pharma operating segment were organized as follows: Americas; Europe; MEAAP; and, Third-Party Business. These reporting units combine the legacy Watson and Actavis Group businesses. Previously, goodwill for the legacy Watson’s Global Generics operating segment was tested as one unit.

During the second quarter of 2013, concurrent with the availability of discrete financial information for the Company’s new reporting units, the Company completed an extensive review of its operating businesses, including exploring options for addressing overall profitability of seven Western European commercial operations. This process is expected to continue during the third quarter of this year and may include restructuring our Western European operations, refocusing their activities on specific sub-markets as well as potential divestitures to other third parties. The potential impact of these conditions were considered in our projections and the indicated fair value of our reporting units for the impairment test performed during the second quarter of this year. The Company completed step one of the impairment analysis and concluded the fair value of the Actavis Pharma – Europe reporting unit was below its carrying value including goodwill. This was primarily related to the integration of our legacy Arrow Group with the newly acquired Actavis Group in Europe. The fair value of the Company’s reporting units is estimated based on a discounted cash flow model using management’s business plans and projections as the basis for expected future cash flows for approximately five years and residual growth rates ranging from 2% to 4% thereafter. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant in performing similar valuations of our reporting units. A separate discount rate was utilized for each reporting unit derived from published sources, and, on a weighted average basis, the discount rate of 8% used was estimated using weighted average cost of capital, which considered the overall inherent risk of the reporting unit and the rate of return a market participant would expect. Step two of the impairment was initiated but, due to the time necessary to complete the analysis, has not been completed. The Company recorded, on a preliminary basis, an estimate of the impairment to be $647.5 million, representing primarily all the goodwill allocated to this reporting unit The Company expects to finalize the step two analysis in the third quarter of 2013. Any material adjustments to the impairment charge will be recorded in our Condensed Consolidated Statement of Operations in that period.

During the second quarter the Company has also tested its other reporting units for impairment for which all others, except Actavis Pharma – Europe, did not yield impairment in step one. The Company will continue to monitor the carrying value of goodwill, particularly with respect to our Actavis Pharma – MEAAP and Actavis Pharma – Third Party reporting units. Actavis Pharma – Third Party has $125 million of goodwill and Actavis Pharma – MEAAP has $178 million of goodwill as of June 30, 2013. As of the second quarter, these two reporting units had fair values that exceeded carrying values by at least 23%. However, because some of the inherent assumptions and estimates used in determining fair value of these reporting units are outside the control of management, including interest rates, the cost of capital, and tax rates, changes in these underlying assumptions can also adversely impact the business units’ fair value. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and may result in impairment for a portion or all of the goodwill amounts noted previously. Holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate would reduce the fair values that exceeded carrying values from the 23% to as low as 6%. If economic and market conditions deteriorate or do not perform as forecasted in these reporting units, this could increase the likelihood of future non-cash impairment charges related to our goodwill. The Company also reconciled the fair value of its aggregated reporting units to its market capitalization as of June 30, 2013 with a reasonable implied control premium.

Intangible assets consisted of the following (in millions):

	June 30,	December 31,
	2013	2012
		(Revised)
Intangibles with finite lives:
Product rights and other related intangibles	$5,270.0	$5,117.6
Core technology	91.6	92.2
Customer relationships	166.4	169.0

	5,528.0	5,378.8
Less: accumulated amortization	(2,367.6)	(2,055.3)

	3,160.4	3,323.5

Intangibles with indefinite lives:
IPR&D	620.0	384.6
Trade name	76.2	76.2

	696.2	460.8

Total intangible assets, net	$3,856.6	$3,784.3

The increase in IPR&D in 2013 is primarily due to IPR&D of $250.0 million acquired as part of the Uteron acquisition and $190.4 million acquired as part of the Medicines360 acquisition partially offset by IPR&D transfers to currently marketed products (“CMP”) of $185.3 million, an IPR&D impairment loss of $4.4 million and foreign currency translation losses.

NOTE 6 – DEBT

Debt consisted of the following (in millions):

	June 30, 2013	December 31, 2012
Senior Notes:
$450.0 million 5.00% notes due August 14, 2014	$450.0	$450.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
Less: Unamortized discount	(33.7)	(35.1)

Senior Notes, net	4,716.3	4,714.9
Term Loan Credit Agreement	1,615.0	1,700.0
Other, including capital leases	19.8	18.4

Total debt	6,351.1	6,433.3
Less: Current portion	177.2	176.2

Total long-term debt	$6,173.9	$6,257.1

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

Net proceeds from the offering of the 2012 Senior Notes were used for the acquisition of the Actavis Group. The outstanding balance under the 2012 Senior Notes at June 30, 2013 was $3,867.3 million.

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

The Company may redeem the 2009 Senior Notes in whole at any time or in part from time to time, at the Company’s option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2009 Senior Notes being redeemed, discounted on a semi-annual basis at the Treasury Rate plus 40 basis points, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption.

Upon a change of control triggering event, as defined by the Indenture, the Company is required to make an offer to repurchase the 2009 Senior Notes for cash at a repurchase price equal to 101% of the principal amount of the 2009 Senior Notes to be repurchased plus accrued and unpaid interest to the date of purchase.

Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow acquisition. The outstanding balance under the 2009 Senior Notes at June 30, 2013 was $849.0 million.

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

The Term Loan Credit Agreement will mature on the fifth anniversary of the closing date of the Actavis Group acquisition. The outstanding principal amount under the Term Loan Credit Agreement is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the closing date of the Actavis Group acquisition (beginning with the quarter ending March 31, 2013), with the remaining balance payable on the maturity date. The Term Loan Credit Agreement contains covenants that are substantially similar to those in the Company’s Revolving Credit Facility. The Term Loan Credit Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the Term Loan Credit Agreement). The Term Loan Credit Agreement became effective in accordance with its terms on June 22, 2012. The Company is subject to, and, at June 30, 2013, was in compliance with, all financial and operational covenants under the terms of the Term Loan Credit Agreement. The outstanding balance of the Term Loan Credit Agreement at June 30, 2013 was $1,615.0 million.

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

The Company is subject to, and, at June 30, 2013, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. The Credit Agreement contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the credit facilities). At June 30, 2013, there were $6.7 million letters of credit outstanding. The net availability under the Revolving Credit Facility was $743.3 million.

Fair Value of Debt Instruments

As of June 30, 2013, the fair value of our Senior Notes was $102.6 million less than the carrying value. Generally changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our debt would not be material on our financial condition, results of operations, comprehensive income or cash flows.

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2013 was (13.5%) compared to 145.7% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was impacted by certain one-time non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million and a charge for consideration due to the former Actavis Group stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow acquisition. The effective tax rate for the six months ended June 30, 2012 was impacted by the non-deductibility of a loss from foreign exchange derivatives partially offset by the reversal of deferred tax liabilities relating to the Ascent acquisition. The Company’s effective tax rate is also negatively impacted by losses in certain foreign jurisdictions for which no tax benefit is provided and the amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

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

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2008. In the first quarter of 2013, the Company resolved the 2007-2009 examination for Arrow’s U.S. business, resulting in a reduction of the uncertain tax positions by $3.9 million with no impact on the effective tax rate. For the Company’s 2008-2009 tax years, the IRS has agreed on all issues except the timing of the deductibility of certain litigation costs. The IRS is examining the 2009-2011 tax returns for Actavis’ pre-acquisition U.S. business. Additionally, the IRS has begun the examination of the Company’s 2010-2011 tax years in the second quarter of 2013. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company has accrued for amounts it believes are the likely outcomes.

NOTE 8 – STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the six months ended June 30, 2013 consisted of the following (in millions):

Stockholders’ equity, December 31, 2012	$3,833.8
Common stock issued in connection with Actavis Group acquisition	471.7
Common stock issued under employee plans	5.8
Increase in additional paid-in capital for share-based compensation plans	26.0
Net (loss)	(667.6)
Other comprehensive (loss)	(121.1)
Excess tax benefit from employee stock plans	14.2
Repurchase of common stock	(22.5)
Acquisition of noncontrolling interests	(4.2)

Stockholders’ equity, June 30, 2013	$3,536.1

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s revenue, earnings, cash flows and fair value of its assets and liabilities can be impacted by fluctuations in foreign exchange risks and interest rates, as applicable. The Company manages the impact of foreign exchange risk and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency contracts.

Foreign Currency Forward Contracts

As a result of the Actavis Group acquisition, the Company’s exposure to foreign exchange fluctuations has increased. The Company has entered into foreign currency forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at June 30, 2013 have settlement dates within 6 months. These foreign currency forward contracts are not accounted for as hedges and therefore any unrealized gains or losses are recognized in income during the period. The impact of the forward contracts was a gain of $1.0 million and $0.7 million for the three and six months ended June 30, 2013, respectively. The forward contracts are classified in the condensed consolidated balance sheet in prepaid expenses and other assets. In 2012, the Company entered into foreign currency exchange options and forward contracts to hedge its agreed upon purchase of Actavis of €4.25 billion. The foreign currency options had a net premium payable of $158.3 million, which was included in accounts payable and accrued expenses at June 30, 2012. These transactions were entered into to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the future purchase obligation. Since these derivatives were hedges on foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives was recognized in the statement of operations. The impact of the foreign currency options and forwards decreased other income and expense by $142.7 million and $142.7 million for the three and six months ended June 30, 2012, respectively.

The foreign currency forward contracts to buy/sell Euros with the foreign currencies noted below at June 30, 2013 were as follows:

	Notional Amount
Foreign Currency	Buy	Sell
Czech Republic Koruna	€2.3	€—
Polish Zloty	6.7	—
Romanian Leu	—	4.0
Swedish Krona	9.9	—

	€18.9	€4.0

NOTE 10 – FAIR VALUE MEASUREMENT

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets and liabilities in markets that are not very active. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. A financial asset or liability’s classification within the above hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis as at June 30, 2013 and December 31, 2012 consisted of the following (in millions):

	Fair Value Measurements as at June 30, 2013 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$8.0	$8.0	$—	$—
Foreign exchange forward contracts	0.7		0.7

Total assets	8.7	8.0	0.7	—

Liabilities:
Contingent consideration	220.5	14.6	—	205.9

Total liabilities	$220.5	$14.6	$—	$205.9

	Fair Value Measurements as at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities	$9.0	$9.0	$—	$—

Total assets	9.0	9.0	—	—

Liabilities:
Contingent consideration	363.1	—	—	363.1

Total liabilities	$363.1	$—	$—	$363.1

Marketable securities consist of available-for-sale investments in U.S. Treasury and agency securities and publicly traded equity securities for which market prices are readily available. Unrealized gains or losses on marketable securities are recorded in accumulated other comprehensive (loss) income.

The fair value measurement of the contingent consideration obligation is determined using Level 1 inputs for the Actavis Group earn out and Level 3 inputs for all other contingent consideration. The fair value of Level 1 contingent consideration is based on quoted prices of the Company’s stock prices. The fair value of Level 3 contingent consideration obligations is based on a probability-weighted income approach. The measurement is based upon unobservable inputs supported by little or no market activity based on our own assumptions. Changes in the fair value of the contingent consideration obligations are recorded as a component of operating income in our consolidated statement of operations. Interest accretion of $1.0 million and $1.4 million for the three and six month period ended June 30, 2013 and $2.3 million and $5.8 million for the three and six month period ended June 30, 2012, respectively, were included within interest expense in the accompanying condensed consolidated statements of operations.

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012 (in millions):

Six Months Ended June 30, 2013

	Balance at December 31, 2012	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at June 30, 2013
Liabilities:
Contingent consideration obligations	$363.1	($335.8)	$179.0	$1.4	($1.8)	$205.9

Six Months Ended June 30, 2012

	Balance at December 31, 2011	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at June 30, 2012
Liabilities:
Contingent consideration obligations	$181.6	—	(115.3)	(15.5)	(0.8)	$50.0

During the six months ended June 30, 2013, the Company recorded contingent consideration of $43.4 million and $144.8 million in connection with the Uteron acquisition and the license agreement entered into with Medicines360, respectively. During the six months ended June 30, 2012, the Company recorded contingent payments made to the Arrow Group selling shareholders based on the after-tax gross profits on sales of atorvastatin within the U.S. of $4.8 million. For addition information on the Medicines360 and Uteron transactions, refer to “Note 1 – General” and “Note 2 – Acquisitions and Divestitures,” respectively.

NOTE 11 – BUSINESS RESTRUCTURING CHARGES

During the six month period of June 30, 2013, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the acquisition of Actavis Group and additional steps to improve our operating cost structure and achieve operating excellence and efficiencies through our Global Supply Chain Initiative (“GSCI”) as follows (in millions):

	Accrual Balance at December 31, 2012	Charged to Expense	Cash Payments	Non-cash Adjustments	Accrual Balance at June 30, 2013

Cost of sales
Severance and retention	$14.9	$8.2	$(0.8)	$0.9	$23.2
Product transfer costs	0.5	5.6	(5.6)	(0.2)	0.3
Facility decommission costs	7.3	0.1	(1.5)	—	5.9
Accelerated depreciation	—	13.6	—	(13.6)	—

	22.7	27.5	(7.9)	(12.9)	29.4

Operating expenses
Research and development	3.4	2.8	(1.4)	(1.1)	3.7
Accelerated depreciation R & D	—	1.8	—	(1.8)	—
Selling, general and administrative	39.0	6.8	(22.7)	(0.7)	22.4
Accelerated depreciation SG&A	—	2.2	—	(2.2)

	42.4	13.6	(24.1)	(5.8)	26.1

Total	$65.1	$41.1	$(32.0)	$(18.7)	$55.5

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

During the three and six months ended June 30, 2013, the Company recognized restructuring charges of $24.7 million and $41.1 million, respectively.

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

We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. At June 30, 2013, the Company’s consolidated balance sheet includes accrued loss contingencies of $227.7 million. This amount includes contingent losses associated with the drug pricing litigation discussed below, as well as additional reserves for potential or known contingent losses.

Our legal proceedings range from cases brought by a single plaintiff to mass tort actions and class actions with thousands of putative class members. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims (including, but not limited to, qui tam actions, antitrust, product liability, breach of contract, securities, patent infringement and trade practices), some of which present novel factual allegations and/or unique legal theories. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, some matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss. In those proceedings in which plaintiffs do request publicly quantified amounts of relief, we do not believe that the quantified amounts are meaningful because they are merely stated jurisdictional limits, exaggerated and/or unsupported by the evidence or applicable burdens of proof.

Cipro® Litigation. Beginning in July 2000, a number of suits were filed against the Company, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 were cases filed against the Company, Rugby and other Company entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to the Company’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro ®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. In the action pending in Kansas, the court has administratively terminated the matter. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego ( In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220 ), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. On September 12, 2012, the California Supreme Court entered a stay of all proceedings in the case pending a decision from the United States Supreme Court in an unrelated case that raises similar legal issues. The California Supreme Court lifted the stay on June 26, 2013 following the ruling by the United States Supreme Court. Plaintiffs and Bayer recently announced that they have reached an agreement to settle the claims pending against Bayer. Plaintiffs are continuing to pursue claims against the generic defendants, including the Company and Rugby. The remaining parties now will resume briefing in this appeal.

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

Governmental Reimbursement Investigations and Drug Pricing Litigation. In November 1999, Schein Pharmaceutical, Inc., now known as Actavis Pharma, Inc. was informed by the U.S. Department of Justice that it, along with numerous other pharmaceutical companies, is a defendant in a qui tam action brought in 1995 under the U.S. False Claims Act currently pending in the U.S. District Court for the Southern District of Florida (the “Florida Qui Tam Action”). The Company has not been served in the qui tam action. A qui tam action is a civil lawsuit brought by an individual or a company (the “qui tam relator”) for an alleged violation of a federal statute, in which the U.S. Department of Justice has the right to intervene and take over the prosecution of the lawsuit at its option. Pursuant to applicable federal law, the qui tam action is under seal as to Actavis, Inc. The Company believes that the qui tam action relates to whether allegedly improper price reporting by pharmaceutical manufacturers led to increased payments by Medicare and/or Medicaid. The Company believes that the Florida Qui Tam Action against the Company was dismissed without prejudice while still sealed as to the Company. Subsequently, the Company also received and responded to notices or subpoenas from the Attorneys General of various states, including Florida, Nevada, New York, California and Texas, relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid. On June 26, 2003, the Company received a request for records and information from the U.S. House Committee on Energy and Commerce in connection with that committee’s investigation into pharmaceutical reimbursements and rebates under Medicaid. The Company produced documents in response to the request. Other state and federal inquiries regarding pricing and reimbursement issues are anticipated.

The Company and certain of its subsidiaries also are named as defendants in various lawsuits filed by numerous states and qui tam relators, including Wisconsin, Kentucky, Illinois, Mississippi, Missouri, South Carolina, Utah, Kansas and Louisiana captioned as follows: State of Wisconsin v. Abbott Laboratories, et al., Case No. 04-cv-1709, Wisconsin Circuit Court for Dane County; State of Wisconsin, ex rel., et al. v. Actavis Mid Atlantic LLC, et al., Case No. 11-cv-5544, Wisconsin Circuit Court for Dane County; Commonwealth of Kentucky v. Alpharma, Inc., et al., Case Number 04-CI-1487, Kentucky Circuit Court for Franklin County; State of Illinois v. Abbott Laboratories, Inc. et al., Civil Action No. 05-CH-02474, Illinois Circuit Court for Cook County; State of Mississippi v. Abbott Laboratories, Inc. et al., Civil Action No. G2005-2021 S/2, Mississippi Chancery Court of Hinds County; State of Missouri ex rel. Jeremiah W. (Jay) Nixon v. Mylan Laboratories, et al, Case No. 054-2486, Missouri Circuit Court of St. Louis; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7152; State of South Carolina and Henry D. McMaster v. Watson Pharmaceuticals (New Jersey), Inc., In the Court of Common Pleas for the Fifth Judicial Circuit, State of South Carolina, County of Richland, C.A. No. 2006-CP-40-7155; State of Utah v. Actavis U.S., Inc., et al., In the Third Judicial District Court of Salt Lake County, Civil No. 07-0913719; State of Kansas ex rel. Steve Six v. Watson Pharmaceuticals, Inc. and Watson Pharma, Inc., Case Number: 08CV2228, District Court of Wyandotte County, Kansas, Civil Court Department; and State of Louisiana V. Abbott Laboratories, Inc., et al., Case No. 596144, Parish of East Baton Rouge, 19 th Judicial District.

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

At June 30, 2013, the Company’s consolidated balance sheets included accrued expenses in connection with the remaining drug pricing actions of $150.4 million. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicaid Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Abbott Loboratories, Inc. et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In July 2011, the plaintiff served a tenth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself against such allegations. However, this action or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Pursuant to the agreement, the Company hired an independent expert to conduct inspections of the Corona facility at least once each year. In each year from 2002 through 2012, the independent expert has reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at the Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree, and concluded its most recent general cGMP inspection in November 2012. At the conclusion of the inspection, the FDA inspectors issued a Form 483 to the facility identifying certain observations concerning the instances where the facility failed to follow cGMP regulations. The facility has responded to the Form 483 observations and has provided the FDA with a corrective action plan to address the observations noted in the Form 483. On April 19, 2013, the independent expert concluded its annual inspection of the Corona, California facility. The independent expert confirmed the types of observations identified by the FDA during its November 2012 inspection, and reported its observations to the FDA in May 2013. During the inspection, the independent expert verified that certain actions in the corrective action plan had been made. The independent expert has agreed to continue to evaluate the corrective actions being taken and to re-inspect the facility during the second half of 2013, and to further evaluate at that time the facility’s compliance with FDA’s cGMP regulations. If in the future, the FDA determines that, with respect to its Corona facility, the Company has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Androgel®Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that the Company improperly delayed its launch of a generic version of Androgel ® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel ® for consideration in excess of the fair value of the services provided by the Company, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case

No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel ® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., D. NJ Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On April 25, 2012, the Court of Appeals affirmed the dismissal. On December 7, 2012, the U.S. Supreme Court granted the FTC’s Petition for a Writ of Certiorari. The hearing on the petition was held on March 25, 2013. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review. The case will now be sent back to the Court of Appeals. On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs, including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. On September 28, 2012, the district court granted summary judgment in favor of the defendants on all outstanding claims. The plaintiffs have appealed.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Loestrin 24® Antitrust Litigation. On April 5, 2013, two putative class actions were filed in the federal district court (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Pub. Ltd. Co., et al., D.N.J., Civ. No. 13-02178, and United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Warner Chilcott (US), LLC, et al., E.D.Pa., No. 13-01807) alleging the Company’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin 24 Fe® (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin 24®”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that the Company and another generic manufacturer improperly delayed launching generic versions of Loestrin 24® in exchange for substantial payments from Warner Chilcott, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. On April 15, 2013, the plaintiff in New York Hotel Trades withdrew its complaint and, on April 16, 2013, refiled it in the federal court for the Eastern District of Pennsylvania (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health

Benefits Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa., Civ. No. 13-02000). Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors (A.F. of L. – A.G.C. Building Trades Welfare Plan v. Warner Chilcott, et al., D.N.J. 13-02456, Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-02014). Electrical Workers 242 and 294 Health & Welfare Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-2862 and City of Providence v. Warner Chilcott Public Ltd. Co., et al., D.R.I. Civ. No. 13-307). In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors (American Sales Company, LLC v. Warner Chilcott Public Ltd., Co. et al., D.R.I. Civ. No. 12-347 and Rochester Drug Co-Operative Inc., v. Warner Chilcott (US), LLC, et al., E.D.Pa. Civ. No. 13-133476). On June 18, 2013, defendants filed a motion with the Judicial Panel on Multidistrict Litigation to consolidate these cases in one federal district court. Defendants’ motion is expected to be heard in late September 2013. Notwithstanding the motion for consolidation, these cases are still in their early stages and discovery has not yet begun on either the class allegations or merits. The Company anticipates additional claims or lawsuits based on the same or similar allegations.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, as well as numerous other pharmaceutical companies, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. Many of the cases originally filed against the Company and its affiliates have been dismissed. Approximately 13 cases remain pending against the Company and/or its affiliates in state and federal courts, representing claims by 13 plaintiffs. Breast cancer is the alleged injury in the remaining cases. The majority of the cases have been transferred to and consolidated in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507). Discovery in the individual cases has not been completed. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fentanyl Transdermal System Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of fentanyl transdermal system products, for personal injuries or deaths allegedly arising out of the use of the fentanyl transdermal system products. The Company settled the majority of these cases in November 2012. There are approximately 9 cases that remain pending against the Company and/or its affiliates in state and federal courts that are not part of the November 2012 settlement, representing claims by approximately 21 plaintiffs. Discovery is ongoing. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, including legacy Actavis and Watson companies, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,330 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by multiple plaintiffs. These cases are generally in their preliminary stages and discovery is ongoing. The Company believes that, with respect to the majority of the cases against the legacy Watson companies, it will be defended in and indemnified by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product line in late 2008. With respect to the cases pending against the legacy Actavis companies, the Company is actively defending them. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fax Litigation

Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a putative class action complaint against the Company alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC (discussed below). On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008. The motion has been briefed and is currently scheduled for hearing on August 21, 2013. No trial date has been set in the matter.

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

Several issues raised in plaintiff’s motion for class certification in the Medical West matter were addressed by the Eighth Circuit Court of Appeals in an unrelated case to which Anda is not a party, Nack v. Walburg, No. 11-1460. Nack concerned whether there is a private right of action for failing to include any opt-out notice on faxes sent with express permission, contrary to a Federal Communications Commission (FCC) Regulation that requires such notice on fax advertisements. The Eighth Circuit granted Anda leave to file an amicus brief and to participate during oral argument in the matter, which was held on September 19, 2012. In its ruling, issued May 21, 2013, the Eighth Circuit held that Nack’s arguments on appeal amounted to challenges to the FCC’s regulation and that the court lacked jurisdiction to entertain such challenges pursuant to the Hobbs Act and it would otherwise not decide any similar challenges without the benefit of full participation by the FCC.

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

Levonorgestrel/Ethinyl Estradiol Tablets (Generic version of Seasonique®). On March 6, 2008, Duramed (now known as Teva Women’s Health) sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s levonorgestrel/ethinyl estradiol tablets, a generic version of Duramed’s Seasonique ® tablets, would infringe Duramed’s U.S. Patent No. 7,320,969 (the “969 Patent”) (Duramed v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv00116). The complaint sought damages and injunctive relief. On March 31, 2010, the District Court granted Duramed’s motion for summary judgment that the asserted claims are not invalid as obvious. The Company appealed and on March 25, 2011, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for a determination of whether the asserted claims are obvious. On June 9, 2011, Duramed moved for a preliminary injunction to prevent the Company from launching its product until after a trial on the merits. On June 16, 2011, the court denied Duramed’s motion. Duramed appealed and also requested temporary injunctive relief during the pendency of its appeal (Duramed v. Watson Laboratories, Case No. 3011-1438). On July 27, 2011, the U.S. Court of Appeals for the Federal Circuit denied Duramed’s request for temporary relief. Actavis launched its generic product on July 28, 2011. On November 10, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s denial of Duramed’s preliminary injunction motion. On August 5, 2011, Duramed filed a motion in the District Court to amend its complaint to add a claim for damages as a result of the Company’s launch of its generic product. On November 18, 2011, the Company moved for summary judgment. On June 29, 2012, in a litigation involving the same patent, the United States District Court for the District of New Jersey held that the asserted claims of the patent are invalid. On May 21, 2013 the United States Court of Appeals for the Federal Circuit affirmed the New Jersey District Court’s judgment that the asserted claims of the patent are invalid. On July 9, 2012, the Company filed a motion for judgment based on the collateral estoppel effect of the New Jersey decision. In response, on July 20, 2012, Duramed filed a motion to stay the litigation pending the Federal Circuit’s decision in the appeal of the New Jersey decision. On July 25, 2012, the Court granted Duramed’s motion to stay and denied without prejudice the Company‘s motion for summary judgment and judgment based on collateral estoppels. On July 8, 2013, Duramed informed the Nevada District Court that it did not intend to pursue further appeals of the Federal Circuit’s finding that the ‘969 Patent is invalid. Duramed and the Company are in discussions concerning the appropriate resolution of the Nevada action. No trial date has been set. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Seasonique®. Therefore, an adverse ruling in the case or a subsequent final appellate determination that the patent in suit is valid, and that the Company has infringed the patent in suit, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Drospirenone/Ethinyl Estradiol Tablets (Generic version of Yaz®). On November 5, 2007, Bayer Schering Pharma AG sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s drospirenone/ethinyl estradiol tablets, a generic version of Bayer’s Yaz ® tablets, would infringe numerous Bayer patents. Bayer Schering Pharma AG v. Watson Pharmaceuticals, Inc., et. al., Case No. 07cv1472) The complaint sought damages and injunctive relief and included claims related to U.S. Patent No. 5,787,531, U.S. Patent No. RE 37,564, and U.S. Patent No. RE 37,838. The Company filed an amended answer and counterclaims for a Declaratory Judgment of invalidity and/or non-infringement of U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, 7,163,931 and RE 38,253. Thereafter, the U.S. Court of Appeals for the Federal Circuit ruled that U.S. Patent No. 5,787,531 was invalid and the claims related to that patent were dismissed. The District Court subsequently entered a consent judgment that the Company does not infringe U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, and 7,163,931, and dismissed with prejudice Bayer’s claims related to U.S. Patent Nos. RE 37,838 and RE 38,253. The only patent still in dispute in the Nevada lawsuit is U.S. Patent No. RE 37,564 (the “’564 Patent”). On March 31, 2012, the court granted Bayer’s motion for summary judgment that the ‘564 Patent is not invalid and denied the Company’s motion for summary judgment that the patent is invalid. Actavis timely filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On April 16, 2013, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision, finding that the ‘564 patent is invalid. The Company, which had suspended sales of the generic version of the product from January 7, 2012 through March 31, 2012, resumed selling the product in April 2013. On May 15, 2013, Bayer filed a petition for rehearing in the Federal Circuit. The defendants responded to the petition on July 1,2013. The rehearing petition remains pending. If the Company is not ultimately successful in its defense of the lawsuit, it could adversely affect the Company’s business, results of operations, financial condition and cash flows.

Tranexamic Acid Tablets (Generic version of Lysteda®). On July 7, 2011, Ferring B.V. sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s tranexamic acid tablets, a generic version of Ferring’s Lysteda ® tablets, would infringe U.S. Patent No. 7,947,739 (“the ‘739 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00481). On November 25, 2011, Ferring filed a second complaint in the District of Nevada alleging that sales of the Company’s tranexamic acid tables would infringe U.S. Patent No. 8,022,106 (“the ‘106 patent”). (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00853). On November 9, 2012, Ferring filed a third complaint in the District of Nevada alleging that sales of the Company’s tranexamic acid tables would infringe U.S. Patent No. 8,273,795 (“the ‘795 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 2:12-cv-01935). The cases are still pending. The District Court has consolidated all three cases and has set a trial for January 21, 2014. On January 3, 2013, the Company began selling its generic version of Lysteda®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Lysteda ®. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Omeprazole Delayed-release Capsules (Generic version of Prilosec®). In July 1999, Astra Aktiegolag, Aktiebolaget Hassle, Astra Merck Enterprises Inc. and Astra Merck Inc. (collectively “Astra”) sued Andrx Pharmaceuticals (which the Company acquired in 2006) in the United States District Court for the Southern District of Florida, alleging that sales of the Company’s omeprazole capsules, a generic version of Astra’s Prilosec®, would infringe certain U.S. Patents, including U.S. Patent Nos. 4,786,505 (“the ‘505 patent”) and 4,853,230 (“the ‘230 patent”) (Astra Aktiebolag et al. v. Andrx Pharmaceuticals Inc., Case No. 99cv6893). The complaint sought injunctive relief. This case was then consolidated by the Multi-District Litigation Panel and transferred to the United States District Court for the Southern District of New York. On October 30, 2002, the District Court entered Final Judgment that the Andrx products would infringe certain claims of the ‘505 patent and the ‘230 patent and that Andrx was enjoined from commercializing its product prior to April 20, 2007. On December 11, 2003, the United States Court of Appeals for the Federal Circuit affirmed the District Court decision. On February 8, 2010, Astra filed a supplemental complaint in the District Court alleging that in 2001 Andrx manufactured its generic omeprazole capsules in preparation for a launch in the event of a favorable District Court decision. Astra’s supplemental complaint sought damages for that manufacture. On July 12, 2013, the District Court scheduled a jury trial beginning September 30, 2013 on the potential damages in connection with Andrx’s manufacture (but not sale) of its generic omeprazole capsules. The Company believes it has substantial meritorious defenses to the case and intends to vigorously defend against the damage claim. However, if Astra’s action is successful, a damages award could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation. Beginning in 2010, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and osteonecrosis of the jaw allegedly arising out of the use of alendronate. Approximately 405 cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 515 plaintiffs. These cases are generally at their preliminary stages. The Company believes that it will be defended in, and indemnified for, the majority of these claims by Merck & Co., the New Drug Application holder and manufacturer of the product sold by the Company during most of 2008. In addition, there are 123 lawsuits that name as a defendant Cobalt Laboratories, which the Company acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Nineteen of the cases naming the Company and/or Cobalt were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL matter. Several of the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit and that appeal remains pending. Any cases filed against the Company in the District of New Jersey MDL after the Court’s January 2012 dismissal are subject to a case management order that calls for their dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. To date, no plaintiff with a post-January 2012 complaint in the District of New Jersey against the Company has moved for such exemption have been or are expected to be dismissed. Several other cases are part of an MDL in the United States District Court for the Southern District of New York, where the Company has filed a similar motion to dismiss. That motion is pending. Seven additional cases are part of consolidated litigation in the California Superior Court (Orange County). Additional individual cases are pending in state court in Missouri. Approximately 385 cases are pending as part of a mass tort coordinated proceeding in the Superior Court of New Jersey, Atlantic County. In that state court proceeding, responsive pleadings and discovery have been suspended with respect to the Company pending the court’s decision on a motion to dismiss, which the Company filed in March 2012. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Propoxyphene Litigation. Beginning in 2011, a number of product liability suits were filed against the Company, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 1,385 plaintiffs. Approximately 77 of the cases naming Watson were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the Eastern District of Kentucky (In re: Darvocet, Darvon, and Propoxyphene Products Liability Litigation, MDL No. 2226). Four of the MDL cases were voluntarily dismissed by plaintiffs with prejudice. On June 22, 2012, the court hearing the MDL cases granted the generic defendants’ joint motion to dismiss the remaining MDL cases. Approximately 34 of the dismissed cases were appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit. No briefing schedule in these cases has been set. Approximately 35 of the cases naming the Company have been consolidated in a state court proceeding pending in the Superior Court of California in San Francisco. These cases are at their preliminary stages and the Company intends to file demurrers and/or motions to dismiss. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company¹s business, results of operations, financial condition and cash flows.

Columbia Laboratories, Inc. Securities Litigation. On June 8, 2012, the Company and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Actavis and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Actavis licensed the rights to Prochieve® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve®. The complaint seeks unspecified damages. On August 14, 2012, the defendants filed a motion to dismiss all of the claims in the amended complaint which the court granted on June 11, 2013. Plaintiffs filed a second amended complaint on July 11, 2013. Actavis believes the case is without merit and that it has substantial meritorious defenses, which it intends to vigorously pursue. Additionally, Actavis maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Ibandronate Tablets (Generic version of Boniva®). On September 21, 2007, Hoffmann-La Roche Inc. sued Cobalt Laboratories, Inc. and Cobalt Pharmaceuticals Inc. (both of which were subsequently acquired by the

Company in 2009) in the United States District Court for the District of New Jersey, alleging that sales of Ibandronate Tablets, a generic version of Hoffmann-La Roche’s Boniva ® tablets, would infringe U.S. Patent Nos. 4,927,814 (the ‘814 Patent); 6,294,196 (the ‘196 Patent); and 7,192,938 (the ‘938 Patent) (Hoffmann-La Roche Inc. v. Cobalt Pharmaceuticals Inc., et. al., Case No. 07cv4540). The complaint sought damages and injunctive relief. Thereafter, Hoffmann-La Roche asserted additional claims, alleging infringement of U.S. Patent Nos. 7,410,957 (the ‘957 Patent) and 7,718,634 (the ‘634 patent) against the Company, and the parties entered into stipulations to dismiss Hoffman-La Roche’s claims related to the ‘196 and the ‘938 Patent. On August 24, 2010, the District Court granted Hoffmann-La Roche’s motion for summary judgment that the Company would infringe at least one claim of the ‘814 patent. On March 17, 2012, the ‘814 patent expired, leaving the ‘957 and ‘634 patents as the only patents in suit. On May 7, 2012, the District Court granted the Company’s motion for summary judgment that the claims of the ‘634 patent are invalid. On October 1, 2012, the District Court granted the Company’s motion for summary judgment that the claims of the ‘957 patent are invalid. On January 25, 2013 the District Court denied Plaintiffs’ motion for reconsideration of the summary judgment decisions finding the ‘634 patent and ‘957 patents invalid. The plaintiff has appealed. In June 2012, the Company began selling its generic version of Boniva ®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Boniva ®. Therefore, an adverse final appellate determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Generess® Fe – On November 22, 2011, Warner Chilcott Company sued Mylan Inc., Mylan Pharmaceuticals Inc. and Famy Care Ltd. in the United States District Court for the District of New Jersey, alleging that sales of norethindrone and ethinyl estradiol and ferrous fumarate tablets, a generic version of Warner Chilcott’s Generess ® Fe tablets (which is exclusively licensed by the Company), would infringe U.S. Patent No. 6,667,050 (the ‘050 patent) (Warner Chilcott Company LLC v. Mylan Inc., et al., Case No. 11cv6844). The complaint seeks injunctive relief. On December 12, 2011 Warner Chilcott sued Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the United States District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess ® Fe would infringe the ‘050 patent. (Warner Chilcott Company LLC v. Lupin Ltd., et al., Case No. 11cv7228). The complaint seeks injunctive relief. Warner Chilcott’s lawsuits against Mylan and Lupin have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. The court has instructed the parties to be ready for trial by December 2, 2013. The Company believes Warner Chilcott has meritorious claims to prevent the generic applicants from launching a generic version of Generess Fe. However, if a generic applicant prevails in the pending litigation or launches a generic version of Generess Fe before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and the results of operations should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that are subject to known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, among others, those identified under “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2012, as revised by Form 8-K filed on June 18, 2013, and elsewhere in this Quarterly Report.

Overview of Actavis, Inc.

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

Acquisition of Warner Chilcott

On May 19, 2013, the Company entered into a definitive agreement under which the Company will acquire Warner Chilcott plc (“Warner Chilcott”) in a stock-for-stock transaction valued at approximately $8.5 billion. The proposed transaction has been unanimously approved by the Boards of Directors of Actavis and Warner Chilcott, and is supported by the management teams of both companies. At the close of the transaction, which is expected by year-end 2013, the Company and Warner Chilcott will be combined under a new company incorporated in Ireland, where Warner Chilcott is currently incorporated. The newly created company, which is expected to be called Actavis plc, or a variant thereof (“New Actavis”), will be led by the current Actavis leadership team.

Under the terms of the definitive agreement, at closing Warner Chilcott shareholders will receive 0.160 shares of New Actavis for each Warner Chilcott share they own. The transaction is expected to be tax-free, for U.S. federal income tax purposes, to Warner Chilcott shareholders. Actavis shareholders will receive one share of New Actavis for each Actavis share they own upon closing. The transaction will be taxable, for U.S. federal income tax purposes, to Actavis shareholders.

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

Acquisition of Actavis Group

On October 31, 2012, Watson Pharmaceuticals, Inc. completed the acquisition of the Actavis Group. The acquisition was consummated for a cash payment of €4.2 billion, or approximately $5.5 billion, and a contingent consideration payment of 5.5 million newly issued shares of Actavis, Inc. common stock. Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals.

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

The Company evaluates segment performance based on segment net revenues and segment contribution. Segment contribution represents segment net revenues less cost of sales (excludes amortization), R&D expenses and selling and marketing expenses. The Company does not report total assets, capital expenditures, general and administrative expenses, amortization, gains or losses on asset sales or disposal and impairments by segment as not all such information is accounted for at the segment level, nor is such information used by all segments.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments, consisted of the following (in millions):

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total
Product sales	$1,525.5	$126.9	$275.8	$1,928.2	$976.0	$100.9	$240.9	$1,317.8
Other	43.7	17.9	—	61.6	19.0	18.4	—	37.4

Net revenues	1,569.2	144.8	275.8	1,989.8	995.0	119.3	240.9	1,355.2
Operarting expenses:
Cost of sales (1)	776.8	34.4	238.8	1,050.0	517.4	28.7	207.9	754.0
Research and development	103.7	31.9	0	135.6	53.8	25.9	—	79.7
Selling and marketing	160.9	47.0	27.7	235.6	52.6	42.5	22.8	117.9

Contribution	$527.8	$31.5	$9.3	$568.6	$371.2	$22.2	$10.2	$403.6

Contibution margin	33.6%	21.8%	3.4%	28.6%	37.3%	18.6%	4.2%	29.8%
General and administrative				225.8				121.8
Amortization				149.6				105.8
Loss on asset sales, impairments, and contingent consideration adjustment, net				655.3				79.8

Operating income (loss)				$(462.1)				$96.2

Operating margin				(23.2%)				7.1%

(1)	Excludes amortization of acquired intangibles, including product rights.

Actavis Pharma Segment

Net Revenues

Our Pharma segment develops, manufactures, markets, sells and distributes generic, branded generic and OTC products. Generic products are the therapeutic equivalent to their brand name counterparts and are generally sold at prices significantly less than the brand product. As such, generic products provide an effective and cost-efficient alternative to brand products. When patents or other regulatory exclusivity no longer protect a brand product, or if we are successful in developing a bioequivalent, non-infringing version of a brand product, opportunities exist to introduce off-patent or generic counterparts to the brand product. Additionally, we distribute generic versions of third parties’ brand products (sometimes known as “authorized generics”) to the extent such arrangements are complementary to our core business. Our portfolio of generic products includes products we have internally developed, products we have licensed from third parties, and products we distribute for third parties.

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

Net revenues within our Actavis Pharma segment increased 57.7% or $574.2 million to $1,569.2 million for the three months ended June 30, 2013 compared to net revenues of $995.0 million in the prior year period. The increase in net revenues is primarily due to the Actavis Group acquisition in October 2012 partially offset by lower unit sales of the authorized generic version of Lipitor® (atorvastatin), which the Company ceased distributing in the first quarter 2013 ($105.4 million).

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

Cost of sales within our Actavis Pharma segment increased 50.1% or $259.4 million to $776.8 million for the three months ended June 30, 2013 compared to $517.4 million in the prior year period. The increase in cost of sales was mainly due to increased product sales as a result of the Actavis Group acquisition offset in part by the discontinuation of our sales of atorvastatin. Cost of sales as a percentage of revenue decreased to 49.5% as compared to 52.0% in the prior period.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses within our Actavis Pharma segment increased 92.8% or $49.9 million to $103.7 million for the three months ended June 30, 2013 compared to $53.8 million in the prior year period primarily attributable to the Actavis Group acquisition.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Selling and marketing expenses within our Actavis Pharma segment increased 205.9% or $108.3 million to $160.9 million for the three months ended June 30, 2013 compared to $52.6 million in the prior year period primarily due to the Actavis Group acquisition.

Actavis Specialty Brands Segment

Net Revenues

Our Actavis Specialty Brands segment includes our promoted products such as Rapaflo®, Gelnique®, Crinone®, Trelstar®, Generess® Fe, Androderm® and a number of non-promoted products.

Other revenues in the Actavis Specialty Brands segment consist primarily of co-promotion revenue, royalties and the recognition of deferred revenue relating to our obligation to manufacture and supply brand products to third parties. Other revenues also include revenue recognized from R&D and licensing agreements.

Net revenues within our Actavis Specialty Brands segment increased 21.4% or $25.5 million to $144.8 million for the three months ended June 30, 2013 compared to net revenues of $119.3 million in the prior year period. The increase in net revenues was due to sale of Kadian®, acquired as part of the acquisition of the Actavis Group , and continued product sales growth from Generess® Fe and Rapaflo®. The quarter also included sales to Merck of launch quantities of Oxytrol OTC as they prepare to commercialize the product.

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

Cost of sales within our Actavis Specialty Brands segment increased 19.9% or $5.7million to $34.4 million for the three months ended June 30, 2013 compared to $28.7 million in the prior year period. The increase was driven mainly by increased product volume from Generess® Fe and Rapaflo®. Cost of sales as a percentage of net revenue decreased to 23.8% as compared to 24.1% in the prior year period.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research, clinical and facilities costs associated with the development of our products.

R&D expenses within our Actavis Specialty Brands segment increased 23.2% or $6.0 million to $31.9 million for the three months ended June 30, 2013 compared to $25.9 million in the prior year period. The increase in R&D expenses was primarily due to higher biosimilar product development costs ($7.4 million) and R&D costs incurred by Uteron, which was acquired during the first quarter of 2013, partially offset by lower U.S. clinical trial costs.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Actavis Specialty Brands segment increased 10.6% or $4.5 million to $47.0 million for the three months ended June 30, 2013 compared to $42.5 million in the prior year period. The increase related to higher product promotional spending.

Anda Distribution Segment

Net Revenues

Our Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Pharma and Specialty Brand segments.

Net revenues within our Anda Distribution segment increased 14.5% or $34.9 million to $275.8 million for the three months ended June 30, 2013 compared to net revenues of $240.9 million in the prior year period. The increase was primarily due to increased sales of third party branded products ($29.4 million).

Cost of Sales

Cost of sales includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales within our Anda Distribution segment increased 14.9% or $30.9 million to $238.8 million for the three months ended June 30, 2013 compared to $207.9 million in the prior year period. The increase in costs of sales and costs of sales as a percentage of net revenues was due to the higher sales of third party branded products. Cost of sales as a percentage of net revenue increased slightly to 86.6% compared to 86.3% in the prior year period primarily due to the higher sales of third party branded products.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Anda Distribution segment sales and marketing functions.

Selling and marketing expenses within our Anda Distribution segment increased 21.5% or $4.9 million to $27.7 million for the three months ended June 30, 2013 compared to $22.8 million in the prior year period. The increase primarily related to higher freight costs.

General and Administrative Expenses

	Three Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
General and administrative expenses	$225.8	$121.8	$104.0	85.4%
as a % of net revenues	11.3%	9.0%

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and not directly related to specific segment operations.

General and administrative expenses increased 85.4% or $104.0 million to $225.8 million for the three months June 30, 2013 compared to $121.8 million in the prior year period due to higher international costs primarily from the Actavis Group acquisition ($45.8 million), higher domestic costs as a result of higher personnel, legal and other costs ($25.5 million), higher accruals for legal matters ($25.5 million) and higher acquisition and integration costs as a result of costs related to the pending Warner Chilcott acquisition ($11.0 million).

Amortization

	Three Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
Amortization	$149.6	$105.8	$43.8	41.4%
as a % of net revenues	7.5%	7.8%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization for the three months ended June 30, 2013 increased from the prior year period primarily as a result of amortization of identifiable intangible assets acquired in the Actavis Group acquisition partially offset by product rights and other intangible assets, which were fully amortized prior to the current period, including the atorvastatin product rights.

Loss on Asset Sales, Impairments, and Contingent Consideration Fair Value Adjustment, net

	Three Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
Loss on asset sales, impairments, and contingent consideration adjustment, net	$655.3	$79.8	$575.5	NM

Loss on asset sales, impairments, and contingent consideration fair value adjustment, net for the three months ended June 30, 2013 includes impairment charges related to the goodwill in the Actavis Pharma — Europe reporting unit ($647.5 million), a facility in Greece ($19.4 million), IPR&D intangibles in connection with the Arrow Group acquisition ($4.4 million) and net losses on miscellaneous asset sales ($0.2 million), offset in part by gains related to the sale of a Russian subsidiary and a manufacturing facility in India totaling $16.2 million.

Loss on asset sales, impairments, and contingent consideration fair value adjustment, net for the three months ended June 30, 2012 includes a non-cash impairment charge of IPR&D intangible assets relating to the Specifar acquisition ($101.0 million), offset by a fair value adjustment of a contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits ($21.3 million). The impairment primarily related to three products as a result of various factors occurring during the second quarter mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the current carrying values.

Interest Income

	Three Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
Interest income	$1.2	$0.5	$0.7	NM

Interest Expense

	Three Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
Interest expense—2009 Senior Notes	$12.4	$12.3	0.1
Interest expense—2012 Senior Notes	32.5	—	32.5
Interest expense—Term Loan	7.9	—	7.9
Interest expense—Revolving Credit Facility	0.4	1.4	(1.0)
Interest expense—Mandatorily Redeemable Preferred Stock	—	4.6	(4.6)
Interest expense—Contingent liability accretion	0.3	2.3	(2.0)
Interest expense—Other	2.6	0.4	2.2

Total Interest Expense	$56.1	$21.0	$35.1	NM

Other (Expense), Net

	Three Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
Earnings on equity method investments	$1.1	$0.8	$0.3
Other income (loss)	2.7	(157.4)	160.1

	$3.8	$(156.6)	$160.4	NM

Other (expense), net for the three months ended June 30, 2012 includes a loss on foreign exchange derivatives used to hedge the Company’s Euro denominated acquisition price for Actavis Group ($142.7 million), amortization of Bridge Facility debt issuance costs ($12.5 million), and the reversal of a tax indemnification asset established as part of the Specifar acquisition ($2.2 million).

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,		Change
($ in millions):	2013	2012
Provision (benefit) for income taxes	$51.4	$(18.7)	$70.1
Effective tax rate	(10.0%)	23.1%

The provision (benefit) for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to the due to the non-deductibility of the goodwill impairment charge, inability to tax benefit losses incurred in certain foreign jurisdictions and amortization of foreign intangible being tax benefited at a lower rate than the U.S. federal tax rate as well as certain one-time items described below.

The Company’s effective tax rate for the three months ended June 30, 2013 was (10.0%) compared to 23.1% for the three months ended June 30, 2012. The effective tax rate for the three months ended June 30, 2013 was impacted by a non-deductible pre-tax charge of $647.5M for the impairment of goodwill. The effective tax rate for the three months ended June 30, 2012 included a non-deductible loss from foreign exchange derivatives partially offset by the reversal of deferred tax liabilities relating to the Ascent acquisition during that same period. The Company’s effective rate is also negatively impacted by losses in certain foreign jurisdictions for which no tax benefit is provided and the amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30 2012

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments, consisted of the following (in millions):

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total
Product sales	$3,049.6	$243.1	$506.8	$3,799.5	$2,084.0	$193.8	$539.5	$2,817.3
Other	53.4	32.4	—	85.8	27.1	35.1	—	62.2

Net revenues	3,103.0	275.5	506.8	3,885.3	2,111.1	228.9	539.5	2,879.5
Operarting expenses:
Cost of sales (1)	1,638.7	64.2	433.3	2,136.2	1,131.6	54.5	472.2	1,658.3
Research and development	202.5	65.2	—	267.7	109.9	58.3	—	168.2
Selling and marketing	320.2	90.6	52.0	462.8	100.1	90.2	45.7	236.0

Contribution	$941.6	$55.5	$21.5	$1,018.6	$769.5	$25.9	$21.6	$817.0

Contibution margin	30.3%	20.1%	4.2%	26.2%	36.5%	11.3%	4.0%	28.4%
General and administrative				411.6				286.2
Amortization				308.0				237.7
Loss on asset sales, goodwill and other impairments, and contingent consideration adjustment, net				803.3				80.0

Operating income (loss)				$(504.3)				$213.1

Operating margin				(13.0%)				7.4%

(1)	Excludes amortization of acquired intangible, including product rights

Actavis Pharma Segment

Net Revenues

Net revenues within our Pharma segment increased 47.0% or $991.9 million to $3,103.0 million for the six months ended June 30, 2013 compared to net revenues of $2,111.1 million in the prior year period. The increase in net revenues was due to the Actavis Group acquisition in October 2012, partially offset by lower unit sales of the authorized generic version of Lipitor® (atorvastatin).

Cost of Sales

Cost of sales within our Actavis Pharma segment increased 44.8% or $507.1 million to $1,638.7 million for the six months ended June 30, 2013 compared to $1,131.6 million in the prior year period. The increase in cost of sales was mainly driven by increased product sales as a result of the Actavis Group acquisition. The increase in cost of sales was offset in part by lower sales of atorvastatin. Cost of sales as a percentage of net revenues decreased to 52.8% from 53.6% in the prior year period primarily related to product mix.

Research and Development Expenses

R&D expenses within our Actavis Pharma segment increased 84.3% or $92.6 million to $202.5 million for the six months ended June 30, 2013 compared to $109.9 million in the prior year period. The increase was primarily due to the Actavis Group acquisition.

Selling and Marketing Expenses

Selling and marketing expenses within our Actavis Pharma segment increased 219.9% or $220.1 million to $320.2 million for the six months ended June 30, 2013 compared to $100.1 million in the prior year period primarily due to the Actavis Group acquisition.

Actavis Specialty Brands Segment

Net Revenues

Net revenues within our Actavis Specialty Brands segment increased 20.4% or $46.6 million to $275.5 million for the six months ended June 30, 2013 compared to net revenues of $228.9 million in the prior year period. The increase in net revenues was primarily due to sales of Kadian® acquired as part of the acquisition of the Actavis Group, continued product sales growth from Generess® Fe and Rapaflo®. The quarter also included sales to Merck of launch quantities of Oxytrol OTC as they prepare to commercialize the product.

Cost of Sales

Cost of sales within our Specialty Brands segment increased 17.8% or $9.7 million to $64.2 million for the six months ended June 30, 2013 compared to $54.5 million in the prior year period. The increase in cost of sales was driven mainly by increased product volume from Generess® Fe, Rapaflo®. Cost of sales as a percentage of net revenues decreased to 23.3% from 23.8% in the prior year.

Research and Development Expenses

R&D expenses within our Actavis Specialty Brands segment increased 11.8% or $6.9 million to $65.2 million for the six months ended June 30, 2013 compared to $58.3 million in the prior year period. The prior year period included higher contractual milestones ($10.0 million) and the current period includes higher expenditures associated with biosimilar product development costs ($14.7 million).

Selling and Marketing Expenses

Selling and marketing expenses within our Actavis Specialty Brands segment increased slightly by $0.4 million to $90.6 million for the six months ended June 30, 2013 compared to $90.2 million in the prior year period. The increase was primarily related to higher product promotional spending, offset by lower sales force and support costs.

Anda Distribution Segment

Net revenues within our Anda Distribution segment decreased 6.1% or $32.7 million to $506.8 million for the six months ended June 30, 2013 compared to net revenues of $539.5 million in the prior year period. The decrease was primarily due to lower generic product launches ($61.0 million) partially offset by higher sales of brand products ($31.1 million).

Cost of Sales

Cost of sales within our Anda Distribution segment decreased 8.2% or $38.9 million to $433.3 million for the six months ended June 30, 2013 compared to $472.2 million in the prior year period due to lower overall product sales. Cost of sales as a percentage of revenue decreased to 85.5% compared to 87.5% in the prior year.

Selling and Marketing Expenses

Selling and marketing expenses within our Anda Distribution segment increased 13.8% or $6.3 million to $52.0 million for the six months ended June 30, 2012 compared to $45.7 million in the prior year period primarily due to higher freight costs.

General and Administrative Expenses

	Six Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
General and administrative expenses	$411.6	$286.2	$125.4	43.8%
as a % of net revenues	10.6%	9.9%

General and administrative expenses increased 43.8% or $125.4 million to $411.6 million for the six months ended June 30, 2013 compared to $286.2 million in the prior year period due to higher international costs primarily from the Actavis Group acquisition ($100.8 million), higher domestic costs as a result of higher personnel, legal and other costs ($44.4 million) and higher acquisition and integration costs as a result of costs related to the pending Warner Chilcott acquisition ($10.7 million), offset in part by lower accruals for legal matters ($29.0 million).

Amortization

	Six Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
Amortization	$308.0	$237.7	$70.3	29.6%
as a % of net revenues	7.9%	8.3%

Amortization for the six months ended June 30, 2013 increased from the prior year period primarily as a result of the Actavis Group acquisition.

Loss on asset sales, impairments, and contingent consideration adjustment, net

	Six Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
Loss on asset sales, impairments, and contingent consideration adjustment, net	$803.3	$80.0	$723.3	NM

Loss on asset sales, impairments, and contingent consideration fair value adjustment, net for the six months ended June 30, 2013 includes an impairment charge related to the goodwill in the Actavis Pharma — Europe reporting unit ($647.5 million), a non-cash charge associated with the issuance of an additional 1.7 million shares of common stock in connection with the Actavis Group acquisition ($150.3 million), an impairment charge related to a facility in Greece ($19.4 million), an impairment of IPR&D intangibles in connection with the Arrow Group acquisition ($4.4 million) and net losses on miscellaneous asset sales ($0.2 million), offset in part by gains related to the sale of our Russian subsidiary, a manufacturing facility in India, the sale of a German subsidiary and net gain on miscellaneous asset sales totaling $18.3 million.

Loss on asset sales, impairments, and contingent consideration fair value adjustments, net for the six months ended June 30, 2012 includes a non-cash impairment charge of IPR&D intangible assets relating to the Specifar acquisition ($101.0 million), offset by a fair value adjustment of a contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits ($21.3 million). The impairment primarily related to three products as a result of various factors occurring during the second quarter mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the current carrying values.

Interest Income

	Six Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
Interest income	$2.0	$0.9	$1.1	122.2%

Interest Expense

	Six Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
Interest expense—2009 Senior Notes	$24.7	$24.6	$0.1
Interest expense—2012 Senior Notes	64.5	—	64.5
Interest expense—Term Loan	16.1	—	16.1
Interest expense—Revolving Credit Facility	0.9	2.7	(1.8)
Interest expense—Mandatorily Redeemable Preferred Stock	—	9.0	(9.0)
Interest expense—Contingent liability accretion	0.6	5.8	(5.2)
Interest expense—Other	3.8	0.6	3.2

	$110.6	$42.7	$67.9	159.0%

Other (Expense), Net

	Six Months Ended June 30,		Change
($ in millions):	2013	2012	Dollars	%
Earnings on equity method investments	$2.0	$1.1	$0.9
Gain on purchase of foreign currency	14.8	—	14.8
Other income (loss)	7.6	(156.2)	163.8

	$24.4	$(155.1)	$179.5	NM

Other (expense), net for the six months ended June 30, 2013 includes a gain on the purchase of Icelandic krona ($14.8 million). Other income (expense) for the six months ended June 31, 2012 includes a loss on foreign exchange derivatives used to hedge the Company’s Euro denominated acquisition price for Actavis Group ($142.7 million), amortization of Bridge Facility debt issuance costs ($12.5 million), and the reversal of a tax indemnification asset established as part of the Specifar acquisition ($2.2 million).

Provision (Benefit) for Income Taxes

	Six Months Ended June 30,		Change
($ in millions):	2013	2012
Provision (benefit) for income taxes	$79.6	$23.6	$56.0
Effective tax rate	(13.5%)	145.7%

The Company’s effective tax rate for the six months ended June 30, 2013 was (13.5%) compared to 145.7% for the six months ended June 30, 2012. The effective tax rate for the six months ended June 30, 2013 was impacted by certain one-time non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million and a charge for consideration due to the former Actavis Group stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow acquisition. The effective tax rate for the six months ended June 30, 2012 was impacted by the non-deductibility of a loss from foreign exchange derivatives partially offset by the reversal of deferred tax liabilities relating to the Ascent acquisition. The Company’s effective tax rate is also negatively impacted by losses in certain foreign jurisdictions for which no tax benefit is provided and the amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

Liquidity and Capital Resources

Working capital at June 30, 2013 and December 31, 2012 is summarized as follows (in millions):

	June 30,	December 31,	Increase
	2013	2012	(Decrease)
Current Assets:
Cash and cash equivalents	$226.9	$319.0	$(92.1)
Marketable securities	8.0	9.0	(1.0)
Accounts receivable, net	1,372.3	1,330.9	41.4
Inventories, net	1,601.9	1,546.5	55.4
Prepaid expenses and other current assets	365.9	323.6	42.3
Deferred tax assets	341.0	309.3	31.7

Total current assets	3,916.0	3,838.3	77.7

Current liabilities:
Accounts payable and accrued liabilities	2,104.5	2,467.9	(363.4)
Current portion of long-term debt and capital leases	177.2	176.2	1.0
Income taxes payable	46.1	68.1	(22.0)
Other	61.2	37.1	24.1

Total current liabilities	2,389.0	2,749.3	(360.3)

Working Capital	$1,527.0	$1,089.0	$438.0

Current Ratio	1.64	1.40

Working Capital increased $438.0 million to $1,527.0 million at June 30, 2013 compared to $1,089.0 million at December 31, 2012. The increase in working capital was primarily due to a decrease in accounts payable and accrued liabilities attributable to the settlement of the Actavis Group shareholder’s contingent consideration liability, which resulted in the issuance of 5,335,000 shares of the 5,500,000 shares earned ($471.7 million) offset in part by debt repayments ($91.7 million).

Cash Flows from Operations

Summarized cash flows from operations are as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$291.0	$300.1

Cash flows from operations represent net income (loss) adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $291.0 million for the six months ended June 30, 2013 compared to $300.1 million for the prior year period.

Investing Cash Flows

Summarized cash flows from investing are as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash used in investing activities	$(253.0)	$(424.3)

Investing cash flows consist primarily of cash used for acquisitions, capital expenditures, purchases of product rights, investments and marketable securities offset by proceeds from the sale of investments, marketable securities and property and equipment. Included in the six months ended June 30, 2013 was cash used in connection with the Uteron acquisition, net of cash acquired ($141.3 million), cash used in connection with Medicines360 acquisition ($52.3 million) and capital expenditures for property and equipment ($73.8 million).

Included in the six months ended June 30, 2012 was cash used in connection with the Ascent acquisition, net of cash acquired ($383.5 million) and capital expenditures for property and equipment ($53.3 million).

Financing Cash Flows

Summarized financing cash flows are as follows (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) financing activities	$(107.1)	$136.5

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock, proceeds from the exercise of stock options, and payment of contingent consideration. Included in the six months ended June 30, 2013 were net payments on debt ($91.7 million), acquisition of non-controlling interests ($10.4 million) and the repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($22.5 million) partially offset by proceeds from stock option exercises ($5.5 million).

Included in the six months ended June 30, 2012 were borrowing under the Revolving Credit Facility to fund the Ascent acquisition ($375.0 million), proceeds from stock option exercises ($10.9 million) partially offset by principal payments on debt ($125.3 million), payments on contingent consideration liabilities primarily related to atorvastatin ($90.1) million, debt issuance costs ($25.5 million), and the repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($13.7 million).

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows (in millions):

	June 30,	December 31,	Increase
	2013	2012	(Decrease)
Current portion of long-term debt and capital leases	$177.2	$176.2	$1.0
Long-term debt and capital leases	6,173.9	6,257.1	(83.2)

Total debt	$6,351.1	$6,433.3	$(82.2)

Debt to capital ratio	64.2%	62.5%

Long-term Obligations

As of June 30, 2013, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations, and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In February 2013, the FASB issued guidance that supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income. The new guidance requires entities to separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts are required to be reclassified to net income in their entirety in the same reporting period. This information is to be provided, in one location, in either the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and interim and annual periods thereafter. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued clarifying guidance for the release of the cumulative translation adjustment in accumulated other comprehensive income when an entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in the subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Investment Risk

As of June 30, 2013, our total investments in marketable and equity securities of other companies, including equity method investments were $20.6 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At June 30, 2013, there were no borrowings outstanding under our Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurodollar rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate as publicly announced by the Administrative Agent or (c) the one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is currently set at 0.25% for base rate loans and 1.25% for Eurodollar rate loans. At June 30, 2013, borrowings outstanding under the Term Loan Credit Agreement were $1,615.0 million. Borrowings under the Term Loan Credit Agreement will mature on the fifth anniversary of the closing date of the Actavis Group acquisition. The outstanding principal amount under the Term Loan Credit Agreement is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the closing date of the Actavis Group acquisition (beginning with the quarter ending March 31, 2013), with the remaining balance payable on the maturity date. Borrowings under the Term Loan Credit Agreement bear interest at the Company’s choice of a per annum rate equal to either a base rate or Eurodollar rate, plus an applicable margin. The base rate is the higher of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate as publicly announced by the Administrative Agent or (c) the one-month London Interbank Offered Rate plus 1.00%. The applicable margin is a percentage determined in accordance with a pricing grid based on the Company’s credit rating and is currently set at 0.50% for base rate loans and 1.50% for Eurodollar rate loans. Assuming a one percent increase in the applicable interest rate, annual interest expense under the Term Loan Credit Agreement would increase by approximately $15.6 million over the next twelve months.

Fixed Rate Debt

On October 2, 2012, the Company issued $1,200.0 million aggregate principal amount of 1.875% senior notes due October 1, 2017 (“2017 Notes”), $1,700.0 million aggregate principal amount of 3.250% senior notes due October 1, 2022 (“2022 Notes”), and $1,000.0 million aggregate principal amount of 4.625% senior notes due October 1, 2042 (“2042 Notes” and together with the 2017 Notes and the 2022 Notes,” the “2012 Senior Notes.” Interest payments on the 2012 Senior Notes are due semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. The outstanding balance under the 2012 Senior Notes at June 30, 2013 was $3,867.0 million. On August 24, 2009, the Company issued $450.0 million aggregate principal amount of 5.00% senior notes due 2014 and $400.0 million aggregate principal amount of 6.125% senior notes due 2019 (the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010 at an effective annual interest rate of 5.43% on the 2014 Notes and 6.35% on the 2019 Notes. The outstanding balance under the 2009 Senior Notes at June 30, 2013 was $849.0 million. As of June 30, 2013, the aggregate fair value of the 2009 and 2012 Senior Notes was $102.6 million less than the carrying value. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our Senior Notes would not be material on our financial condition, results of operations or cash flows. Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our other notes payable approximated their carrying values on June 30, 2013.

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

Foreign Currency Forward Contracts

The Company has entered into foreign currency forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at June 30, 2013 have settlement dates within 6 months. These foreign currency forward contracts are not accounted for as hedges and, therefore, any unrealized gains or losses are recognized in income during the period. The foreign currency forward contracts to buy/sell Euros with the foreign currencies noted below at June 30, 2013 were as follows:

	Notional Amount
Foreign Currency	Buy	Sell
Czech Republic Koruna	€2.3	€—
Polish Zloty	6.7	—
Romanian Leu	—	4.0
Swedish Krona	9.9	—

	€18.9	€4.0

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three and six month periods ended June 30, 2013 and 2012. Assuming a ten percent decline in the value of the Euro, net foreign currency losses would increase by approximately $2.1 million.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We and Warner Chilcott must obtain required approvals and governmental and regulatory consents to consummate our acquisition of Warner Chilcott, which, if delayed, not granted or granted with unacceptable conditions, may delay or jeopardize the consummation of the transaction, result in additional expenditures of money and resources and/or reduce the anticipated benefits of the transaction.

The Warner Chilcott transaction is subject to customary closing conditions. These closing conditions include, among others, the receipt of required approvals of our stockholders and Warner Chilcott shareholders, the approval of the scheme of arrangement by the Irish High Court and the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the relevant approvals under the antitrust, competition and foreign investment laws of certain foreign countries under which filings or approvals are or may be required, including France. The governmental agencies from which the parties will seek certain of these approvals and consents have broad discretion in administering the governing regulations. We can provide no assurance that all required approvals and consents will be obtained. Moreover, as a condition to their approval of the transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of New Actavis’ business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the effective time or reduce the anticipated benefits of the transaction. Further, no assurance can be given that the required shareholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If we and Warner Chilcott agree to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect New Actavis’ ability to integrate our operations with Warner Chilcott’s operations and/or reduce the anticipated benefits of the transaction. This could result in a failure to consummate the transaction or have a material adverse effect on New Actavis’ business and results of operations.

Failure to consummate the Warner Chilcott transaction could negatively impact our share price and our future business and financial results.

If the Warner Chilcott transaction is not consummated, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having consummated the transaction, we will be subject to a number of risks, including the following:

• we will be required to pay costs and expenses relating to the proposed transaction;

• if the Transaction Agreement is terminated under specified circumstances, we may be required to pay to Warner Chilcott a termination fee equal to $160 million, subject to reduction in certain circumstances;

• matters relating to the transaction (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

• the Transaction Agreement restricts us, without Warner Chilcott’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until transaction occurs or the Transaction Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to completion of the transaction or termination of the Transaction Agreement; and

• we also could be subject to litigation related to any failure to consummate the transaction or related to any enforcement proceeding commenced against us to perform our respective obligations under the Transaction Agreement.

If the transaction is not consummated, these risks may materialize and may adversely affect our business, financial results and share price.

We may not realize all of the anticipated benefits of the Warner Chilcott transaction or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of the Warner Chilcott transaction will depend, to a large extent, on our ability to integrate our business with Warner Chilcott’s businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of the Company and Warner Chilcott. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of New Actavis and could adversely affect New Actavis’ results of operations. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

• the diversion of management’s attention to integration matters;

• difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining our business with that of Warner Chilcott;

• difficulties in the integration of operations and systems;

• difficulties in the assimilation of employees;

• difficulties in managing the expanded operations of a significantly larger and more complex company;

• challenges in keeping existing customers and obtaining new customers; and

• challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of New Actavis. In addition, even if the operations of the businesses of the Company and Warner Chilcott are integrated successfully, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Or, additional unanticipated costs may be incurred in the integration of the businesses of the Company and Warner Chilcott. All of these factors could cause dilution to the earnings per share of New Actavis, decrease or delay the expected accretive effect of the transaction, and negatively impact the price of New Actavis’ ordinary shares. As a result, we cannot assure you that the combination of the Company and Warner Chilcott businesses will result in the realization of the full benefits anticipated from the transaction.

New Actavis will incur direct and indirect costs as a result of the transaction.

New Actavis will incur costs and expenses in connection with and as a result of the transaction. These costs and expenses include professional fees to comply with Irish corporate and tax laws and financial reporting requirements, costs and expenses incurred in connection with holding a majority of the meetings of the New Actavis board of directors and certain executive management meetings in Ireland, as well as any additional costs New Actavis may incur going forward as a result of its new corporate structure. These costs may exceed the costs historically borne by Actavis and Warner Chilcott.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(b) Use of Proceeds

N/A.

(c) Issuer Purchases of Equity Securities

During the quarter ended June 30, 2013, the Company repurchased 4,950 shares surrendered to the Company to satisfy tax withholding in connection with the vesting of restricted stock issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1—30, 2013	1,710	$93.52	—	—
May 1—31, 2013	2,615	$122.96	—	—
June 1—30, 2013	625	$124.05	—	—

ITEM 6.	EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 57.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTAVIS, INC. (Registrant)

By:	/s/ R. Todd Joyce
R. Todd Joyce Chief Financial Officer — Global (Principal Financial and Accounting Officer) Date: July 29, 2013

ACTAVIS, INC.

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended June 30, 2013

Exhibit No.	Description

10.14	Transaction Agreement, dated as of May 19, 2013, by and among Actavis, Warner Chilcott, IrSub, US Holdco, and MergerSub is incorporated by reference to Exhibit 2.1 to the Company’s May 23, 2013 Form 8-K.

10.15	Expenses Reimbursement Agreement, dated as of May 19, 2013, by and between Warner Chilcott and Actavis is incorporated by reference to Exhibit 2.3 to the Company’s May 23, 2013 Form 8-K.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act