Form 10-Q
period 2013-09-30
Actavis, Inc.
filed 2013-10-31
CIK 884629

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares outstanding of the Registrant’s only class of common stock as of October 17, 2013 was approximately 100.

ACTAVIS INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

Part I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ACTAVIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions)

	September 30,	December 31,
	2013	2012
		(Revised)
		See Note 1
ASSETS
Current Assets:
Cash and cash equivalents	$368.0	$319.0
Marketable securities	5.5	9.0
Accounts receivable, net	1,366.2	1,330.9
Inventories, net	1,658.9	1,546.5
Prepaid expenses and other current assets	382.3	323.6
Deferred tax assets	292.5	309.3

Total current assets	4,073.4	3,838.3
Property and equipment, net	1,415.5	1,485.0
Investments and other assets	95.7	91.2
Deferred tax assets	81.3	61.8
Product rights and other intangibles, net	3,775.5	3,784.3
Goodwill	4,202.7	4,854.2

Total assets	$13,644.1	$14,114.8

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$2,131.4	$2,467.9
Income taxes payable	17.0	68.1
Current portion of long-term debt and capital leases	627.1	176.2
Deferred revenue	30.8	32.3
Deferred tax liabilities	0.9	4.8

Total current liabilities	2,807.2	2,749.3
Long-term debt and capital leases	5,683.3	6,257.1
Deferred revenue	34.3	11.3
Other long-term liabilities	342.3	162.6
Other taxes payable	71.1	70.3
Deferred tax liabilities	957.9	1,007.8

Total liabilities	9,896.1	10,258.4

Commitments and contingencies
Equity:
Common stock	0.5	0.4
Additional paid-in capital	2,626.5	1,956.7
Retained earnings	1,580.7	2,182.7
Accumulated other comprehensive income	43.5	36.8
Treasury stock, at cost	(508.2)	(342.8)

Total stockholders’ equity	3,743.0	3,833.8
Noncontrolling interests	5.0	22.6

Total equity	3,748.0	3,856.4

Total liabilities and equity	$13,644.1	$14,114.8

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$2,013.0	$1,285.2	$5,898.3	$4,164.7

Operating expenses:
Cost of sales (excludes amortization, presented below)	1,082.9	724.1	3,219.1	2,382.4
Research and development	158.8	112.5	426.5	280.7
Selling and marketing	223.6	114.7	686.4	350.7
General and administrative	232.1	110.1	643.7	396.3
Amortization	146.3	95.2	454.3	332.9
Loss on asset sales, impairments, and contingent consideration adjustment, net	13.6	39.6	816.9	119.6

Total operating expenses	1,857.3	1,196.2	6,246.9	3,862.6

Operating income (loss)	155.7	89.0	(348.6)	302.1

Non-operating income (expense):
Interest income	1.4	0.4	3.4	1.3
Interest (expense)	(58.1)	(19.4)	(168.7)	(62.1)
Other income (expense), net	(2.1)	41.7	22.3	(113.4)

Total other income (expense), net	(58.8)	22.7	(143.0)	(174.2)

Income (loss) before income taxes	96.9	111.7	(491.6)	127.9
Provision for income taxes	31.4	35.0	111.0	58.6

Net income (loss)	65.5	76.7	(602.6)	69.3
Net (loss) attributable to noncontrolling interests	(0.1)	—	(0.6)	—

Net income (loss) attributable to common shareholders	$65.6	$76.7	$(602.0)	$69.3

Earnings (loss) per share attributable to common shareholders:
Basic	$0.50	$0.61	$(4.57)	$0.55

Diluted	$0.49	$0.60	$(4.57)	$0.54

Weighted average shares outstanding:
Basic	132.5	126.0	131.7	125.7

Diluted	134.4	128.0	131.7	127.6

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to common shareholders	$65.6	$76.7	$(602.0)	$69.3
Other comprehensive income:
Foreign currency translation gains	127.8	35.8	6.7	14.2

Total other comprehensive income, net of tax	127.8	35.8	6.7	14.2

Comprehensive income (loss)	193.4	112.5	(595.3)	83.5
Comprehensive (loss) attributable to noncontrolling interests	(0.1)	—	(0.6)	—

Comprehensive income (loss) attributable to common shareholders	$193.5	$112.5	$(594.7)	$83.5

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$(602.6)	$69.3

Reconciliation to net cash provided by operating activities:
Depreciation	147.7	60.7
Amortization	454.3	333.0
Provision for inventory reserve	50.5	37.1
Share-based compensation	75.8	34.6
Deferred income tax benefit	(170.0)	(124.1)
(Earnings) loss on equity method investments	(3.3)	0.2
Goodwill impairment	647.5	—
Loss on asset sales and impairments, net	28.5	141.0
Amortization of inventory step up	93.5	—
Loss on foreign exchange derivatives	—	90.0
Amortization of deferred financing costs	5.7	24.3
Increase (decrease) in allowance for doubtful accounts	(0.5)	2.4
Accretion of preferred stock and contingent consideration obligations	6.5	20.3
Contingent consideration fair value adjustment	156.2	(21.3)
Excess tax benefit from stock-based compensation	(69.2)	(12.6)
Other, net	2.3	2.5
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(28.7)	265.0
Inventories	(266.5)	(4.3)
Prepaid expenses and other current assets	62.0	(19.9)
Accounts payable and accrued expenses	19.5	(303.0)
Deferred revenue	23.7	(7.7)
Income and other taxes payable	(71.9)	(143.6)
Other assets and liabilities	0.8	2.1

Total adjustments	1,164.4	376.7

Net cash provided by operating activities	561.8	446.0

Cash Flows From Investing Activities:
Additions to property and equipment	(117.4)	(93.3)
Additions to product rights and other intangibles	(5.0)	(5.9)
Proceeds from sales of property and equipment	5.9	7.7
Proceeds from sales of marketable securities and other investments	25.0	8.8
Additions to marketable securities and other investments	—	(5.3)
Acquisition of businesses, net of cash acquired	(194.6)	(383.5)

Net cash (used in) investing activities	(286.1)	(471.5)

Cash Flows From Financing Activities:
Proceeds from borrowings on credit facility	125.0	375.0
Debt issuance costs	(0.5)	(34.1)
Principal payments on debt	(260.6)	(201.7)
Proceeds from stock plans	44.0	17.1
Payment of contingent consideration	(3.1)	(107.2)
Repurchase of common stock	(165.4)	(15.4)
Acquisition of noncontrolling interests	(10.4)	(4.5)
Excess tax benefit from stock-based compensation	69.2	12.6

Net cash (used in) provided by financing activities	(201.8)	41.8

Effect of currency exchange rate changes on cash and cash equivalents	(24.9)	(3.6)

Net increase in cash and cash equivalents	49.0	12.7
Cash and cash equivalents at beginning of period	319.0	209.3

Cash and cash equivalents at end of period	$368.0	$222.0

See accompanying Notes to Condensed Consolidated Financial Statements.

ACTAVIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Actavis, Inc. (“Actavis,” “Company,” “Our,” or “We”) is an integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. Through its third-party business within the Actavis Pharma segment, Actavis out-licenses generic pharmaceutical products rights developed or acquired by the Company, primarily in Europe. Actavis is also developing biosimilar products within the Actavis Specialty Brands segment. Additionally, we distribute generic and certain select brand pharmaceutical products manufactured by third parties through our Anda Distribution segment. Our largest market is the United States of America (“U.S.”), followed by our key international markets including Europe, Canada, Australia, and Southeast Asia.

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

Business Development

Acquisition of Warner Chilcott

On May 19, 2013, the Company entered into a definitive agreement to acquire Warner Chilcott plc (“Warner Chilcott”) in a stock-for-stock transaction. At the close of the transaction, which occurred on October 1, 2013, the Company and Warner Chilcott were combined under a new company incorporated in Ireland, Actavis plc. Under the terms of the transaction, Warner Chilcott shareholders received 0.160 shares of Actavis plc, for each Warner Chilcott share they owned. At closing, the transaction value, including assumed debt was approximately $9.1 billion.

In order to obtain regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Warner Chilcott acquisition, Actavis was required to divest certain assets. On October 1, 2013, four generic pharmaceutical products were sold to Amneal Pharmaceuticals for consideration of $10.0 million, subject to certain refunds of purchase price provisions. The divested products consisted of both commercial and development stage products in both oral contraceptive and osteoporosis treatment. Net sales of divested products were $2.5 million and $2.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Palau Pharma S.A.

On August 1, 2013, the Company entered into a purchase agreement with Palau Pharma S.A. (“Palau”) to acquire worldwide product rights to develop and commercialize albaconazole for the treatment of candidiasis. The Company simultaneously entered into a manufacturing and supply agreement with Palau for the supply of clinical and commercial quantities of the products. In connection with the execution of the agreements, the Company paid an upfront non-refundable payment of €10.0 million, or $13.4 million to Palau, which was recorded as research and development expense in the third quarter of 2013. The agreement also provides for certain future milestone payments up to €18.0 million in aggregate upon the successful completion of Phase III trials of the products, and regulatory approvals.

Valeant Pharmaceuticals International, Inc.

On May 1, 2013, the Company entered into an agreement to acquire the worldwide rights to Valeant Pharmaceuticals International, Inc. (“Valeant”) metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis. Under the terms of the agreement, the Company will acquire the product upon FDA approval for approximately $57.0 million which includes upfront and certain milestone payments, and guaranteed royalties for the first three years of commercialization. Upon Food and Drug Administration (“FDA”) approval or receipt of product launch quantity, the Company will account for this transaction using the acquisition method of accounting. In the event of generic competition on metronidazole 1.3% and should the Company choose to launch an authorized generic product, the Company would share the gross profits of the authorized generic with Valeant.

On April 5, 2013, the Company and Valeant entered into an agreement for Actavis to be the exclusive marketer and distributor of the authorized generic version of Valeant’s Zovirax® ointment (acyclovir 5%) product. Under the terms of the agreement, Valeant will supply the Company with a generic version of Valeant’s Zovirax® ointment product and the Company will market and distribute the product in the U.S. Additionally, Valeant granted the Company the exclusive right to co-promote Zovirax® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and the Company granted Valeant the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape (flurandrenolide) product in the U.S. Under terms of the agreement related to the co-promotion of Zovirax® cream, the Company will utilize its existing Specialty Brands sales and marketing structure to promote the product and will receive a co-promotion fee from sales generated by prescriptions written by its defined targeted physician group. The fees earned by Actavis under the Zovirax cream co-promotion arrangement will be recognized in other revenues in the period earned. Under the terms of the Cordran® Tape co-promotion agreement, Valeant will utilize its existing Dermatology sales and marketing structure to promote the product, and will receive a co-promotion fee on sales. The fees paid by Actavis under the Cordran Tape arrangement will be recognized in the period incurred as selling and marketing expenses.

Agreements

The Company entered into an agreement with Endo Pharmaceuticals Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to Actavis’ generic version of Lidoderm®. Per the terms of the agreement, on September 15, 2013, the Company launched its generic version of Lidoderm® (lidocaine topical patch 5%) to customers in the U.S. more than two years before the product’s patents expire. Under applicable Hatch Waxman rules, the Company believes it is entitled to 180 days of marketing exclusivity. Lidoderm® is a local anesthetic indicated to relieve post-shingles pain. Additionally, under the terms of the agreement, the Company has received and distributed branded Lidoderm® prior to the launch of the generic version of Lidoderm®.

In November 2010, the Company entered into an exclusive agreement with Ortho-McNeil-Janssen Pharmaceuticals, Inc. (“OMJPI”) to market the authorized generic version of Concerta® (methylphenidate ER). Under the terms of the agreement, OMJPI supplies Actavis with product. Actavis launched its authorized generic of Concerta® on May 1, 2011.

Under the terms of its agreement with OMJPI, the Company pays a royalty to OMJPI based on the gross profit of product revenues as defined in the agreement. During 2012, the royalty payable to OMJPI ranged from 50% to 55% of sales. This royalty includes the cost of the product supplied by OMJPI. Our royalty payable on sales of methylphenidate ER declined when a third party competitor launched a competing bioequivalent product. The change in royalty was a one-time event and was applied on a strength-by-strength basis following the launch of the first third-party generic competitor. A generic version was launched by a third-party competitor triggering a decline in royalty for this product to 30%. The agreement with OMJPI expires on December 31, 2014 and is subject to normal and customary early termination provisions. The agreement with OMJPI has been accounted for as a distribution arrangement. Accordingly, Actavis has recorded the net sales of the authorized generic product in the period earned and reflected the cost of product sold and the royalty payments to OMJPI in costs of goods sold in the period incurred.

Common Stock

As of September 30, 2013 and December 31, 2012, there were 500.0 million shares of $0.0033 par value per common stock authorized, 145.1 million and 138.0 million shares issued and 133.6 million and 127.7 million shares outstanding, respectively. Of the issued shares, 11.5 million and 10.3 million shares were held as treasury shares as of September 30, 2013 and December 31, 2012, respectively.

As of October 1, 2013, in connection with the Warner Chilcott acquisition previously described, each Warner Chilcott ordinary share was converted into 0.160 of an Actavis plc ordinary share, and each Actavis, Inc.’s common share was converted into one Actavis plc ordinary share. At October 1, 2013, Actavis plc had 1.0 billion shares of $0.0001 par value per common stock authorized and 174.0 million shares issued and outstanding and 10.0 million shares $0.0001 par value of serial preferred shares authorized and no serial preferred shares issued.

Revenue Recognition

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer. Revenues recognized from research, development and licensing agreements (including milestone payments) are recorded on the “contingency-adjusted performance model” which requires deferral of revenue until such time as contract milestone requirements, as specified in the individual agreements, have been met. Under this model, revenue related to each payment is recognized over the entire contract performance period, starting with the contract’s commencement, but not prior to earning and/or receiving the milestone payment (i.e., removal of any contingency). The amount of revenue recognized is based on the ratio of costs incurred to date to total estimated cost to be incurred. In certain circumstances, it may be appropriate to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. In order to recognize milestone consideration as revenue in the period in which the milestone is achieved, there needs to be “substantive” certainty that the milestone will be achieved, relate solely to past performance and the consideration needs to be commensurate with the Company’s performance. Factors the Company considers in determining whether a milestone is substantive at the inception of an arrangement include: whether substantive effort will be required to achieve the milestone; what labor, skill, other costs will be incurred to achieve the milestone; how certain the achievement of the milestone is; whether a reasonable amount of time will elapse between any upfront payment and the first milestone as well as between each successive milestone; and, whether the milestone is nonrefundable or contain clawback provisions. Royalty and commission revenue is recognized in accordance with the terms of their respective contractual agreements when collectability is reasonably assured and revenue can be reasonably measured.

Revenue and Provision for Sales Returns and Allowances

As customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales, most significantly in the U.S. When the Company recognizes revenue from the sale of products, an estimate of sales returns and allowances (“SRA”) is recorded, which reduces product sales. Accounts receivable and/or accrued expenses are also reduced and/or increased by the SRA amount. These adjustments include estimates for chargebacks, rebates, cash discounts and returns and other allowances. These provisions are estimated based on historical payment experience, historical relationship to revenues, government regulations, estimated customer inventory levels and current contract sales terms with direct and indirect customers. The estimation process used to determine our SRA provision has been applied on a consistent basis and no material adjustments have been necessary to increase or decrease our reserves for SRA as a result of a significant change in underlying estimates. The Company uses a variety of methods to assess the adequacy of our SRA reserves to ensure that our financial statements are fairly stated. This includes periodic reviews of customer inventory data, customer contract programs and product pricing trends to analyze and validate the SRA reserves.

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

Net revenues and accounts receivable balances in the Company’s condensed consolidated financial statements are presented net of SRA estimates. Certain SRA balances are included in accounts payable and accrued expenses. Accounts receivable are presented net of SRA balances of $949.3 million and $814.3 million at September 30, 2013 and December 31, 2012, respectively. SRA balances in accounts receivable at September 30, 2013 increased $135.0 million compared to December 31, 2012 primarily due to an increase in shelf stock, promotions and other allowances mainly resulting from higher sales volumes of certain products ($87.2 million), an increase in international rebates primarily due to an increase in sales volume ($29.4 million), an increase in sales returns accruals primarily resulting from the launch of new products ($9.2 million) and an increase for expected returns on a discontinued product ($4.0 million). SRA balances in accounts payable and accrued expenses were $542.1 million and $634.4 million at September 30, 2013 and December 31, 2012, respectively. SRA balances in accounts payable and accrued expenses at September 30, 2013 decreased $92.3 million compared to December 31, 2012 due to a measurement period adjustment to reduce the estimated liability originally recorded in the Actavis Group acquisition accounting for certain Medicaid price submissions, refer to “Note 2 — Acquisitions,” ($31.0 million), lower Medicaid rebates primarily from declining Methylphenidate AG sales volume ($33.7 million) and lower U.S. indirect rebates ($26.6 million).

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity. Actavis’ other comprehensive income (loss) is composed of unrealized gains (losses) on certain holdings of publicly traded equity securities and investments in U.S. Treasury and agency securities, net of realized gains (losses) included in net income, net of tax and foreign currency translation adjustments.

Goodwill and Intangible Assets with Indefinite-Lives

During the second quarter of 2013, the Company performed its annual impairment assessment of goodwill, IPR&D intangibles and trade name intangible assets with indefinite-lives. The Company determined there was no impairment associated with trade name intangibles. The Company recognized impairment losses during the second quarter of 2013 relating to goodwill in the Actavis Pharma — Europe reporting unit ($647.5 million) and IPR&D intangible assets associated with the Arrow acquisition ($4.4 million). During the third quarter of 2013, the Company finalized its annual impairment assessment of goodwill in the Actavis Pharma — Europe reporting unit and determined no further adjustment to the amount recorded in the second quarter was required. For additional information regarding the impairment losses recognized related to goodwill and IPR&D intangible assets, refer to “Note 5 — Goodwill and Intangible Assets.” In the third quarter of 2013, the Company recognized an impairment charge for a product right intangible asset acquired as part of the Specifar acquisition ($13.9 million).

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

A reconciliation of the numerators and denominators of basic and diluted EPS consisted of the following (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
EPS - basic
Net income (loss) attributable to common shareholders	$65.6	$76.7	$(602.0)	$69.3

Basic weighted average common shares outstanding	132.5	126.0	131.7	125.7

EPS - basic	$0.50	$0.61	$(4.57)	$0.55

EPS - diluted
Net income (loss) attributable to common shareholders	$65.6	$76.7	$(602.0)	$69.3

Basic weighted average common shares outstanding	132.5	126.0	131.7	125.7
Effect of dilutive securities:
Dilutive stock awards	1.9	2.0	—	1.9

Diluted weighted average common shares outstanding	134.4	128.0	131.7	127.6

EPS - diluted	$0.49	$0.60	$(4.57)	$0.54

Awards to purchase 2.0 million common shares for the nine month period ended September 30, 2013 were outstanding but were not included in the computation of diluted earnings per share because they were anti-dilutive. There were no anti-dilutive shares for the three month period ended September 30, 2013 and the three and nine month periods ended September 30, 2012.

As of December 31, 2012, the estimated number of shares contingently issuable in connection with the Actavis Group earn-out was calculated to be 3,850,000 shares, which are included in the basic weighted average common shares outstanding for the three month and nine month periods ended September 30, 2013. On March 28, 2013, the decision was made to award the remaining 1,650,000 shares. The 1,650,000 additional shares are included in the basic weighted average common shares outstanding for the three month and nine month period ended September 30, 2013 beginning on March 28, 2013.

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

As of September 30, 2013, the Company had $52.7 million of total unrecognized compensation expense, net of estimated forfeitures, which will be recognized over the remaining weighted average period of 1.7 years. During the nine months ended September 30, 2013, the Company issued approximately 798,300 restricted stock grants and performance awards with an aggregate fair value of $71.6 million. Certain restricted awards are performance-based awards issued at a target number, subject to adjustments up or down based upon achievement of certain financial targets. During the nine months ended September 30, 2013, the Company also issued 225,000 stock option grants with an aggregate fair value of $4.9 million.

In connection with the Warner Chilcott Transaction Agreement, the Actavis Board of Directors modified the existing awards for its directors and executive officers during the second quarter of 2013 such that immediately prior to closing of the Warner Chilcott transaction, each stock option, share of restricted stock and restricted stock unit held became fully vested and exercisable and converted into a right to receive an Actavis plc ordinary share net of applicable tax withholding. The effect of the modification resulted in an increase of $38.3 million in stock compensation expense in the third quarter of 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company’s financial statement presentation is in accordance with this guidance; therefore the above pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued clarifying guidance for the release of the cumulative translation adjustment in accumulated other comprehensive income when an entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in the subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have any impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued guidance that supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income. The new guidance requires entities to separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts are required to be reclassified to net income in their entirety in the same reporting period. This information is to be provided, in one location, in either the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and interim and annual periods thereafter. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2 – ACQUISITIONS

Business acquisitions occurring during 2013 and updates to 2012 business acquisitions were as follows:

Acquisition of Medicines360

On June 11, 2013, the Company entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360 LNG20 intrauterine device (“LNG 20”) in the U.S. and in Canada for a payment of approximately $52.3 million. The Company will also pay Medicines360 certain regulatory and sales based milestone payments totaling up to nearly $125.0 million plus royalties. Medicines360 retains the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20, originally developed by Uteron Pharma S.P.R.L. in Belgium, is designed to deliver 20 mcg of levonorgestrel per day for the indication of long term contraception, and is currently in Phase III clinical trials in the U.S. Pending FDA approval, the LNG20 product could be launched in the U.S. as early as 2014. The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective fair values as of the acquisition date and that IPR&D be recorded at fair value on the balance sheet. In connection with the acquisition, the Company recorded $191.7 million in IPR&D, $6.7 million in prepaid R&D and contingent consideration of $146.1 million.

Acquisition of Uteron Pharma, SA

On January 23, 2013, the Company completed the acquisition of Uteron Pharma, SA for approximately $142.0 million in cash, plus assumption of debt and other liabilities of $7.7 million and up to $155.0 million in potential future milestone payments. The acquisition expanded our Specialty Brands’ pipeline of Women’s Health products including two potential near term commercial opportunities in contraception and infertility, and one oral contraceptive project projected to launch by 2018. Several additional products in earlier stages of development are also included in the acquisition.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date and that IPR&D be recorded at fair value on the balance sheet.

The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amount
Accounts receivable	$1.6
Other current assets	1.2
Property, plant & equipment	5.7
Other long-term assets	0.5
IPR&D intangible assets	250.0
Goodwill	26.4
Current liabilities, excluding current portion of debt	(8.0)
Long-term deferred tax and other tax liabilities	(82.5)
Contingent consideration	(43.4)
Debt	(5.2)
Other long-term liabilities	(4.3)

Net assets acquired	$142.0

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

The fair value of the IPR&D intangible assets were determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rate used to arrive at the present value of IPR&D intangible assets as of the acquisition date was 22% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

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

The Actavis Group was a privately held generic pharmaceutical company specializing in the development, manufacture and sale of generic pharmaceuticals. With the acquisition, Actavis significantly expanded its international market presence in established markets including Europe (Europe, Russia, Commonwealth of Independent States (CIS) and Turkey), and MEAAP (Middle East, Africa, Australia and Asia Pacific). In addition, the acquisition expanded the Company’s product portfolio and pipeline in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. Actavis Group results are included in the Actavis Pharma and Actavis Specialty Brands segments as of the acquisition date.

The Company funded the cash portion of the transaction through a combination of term loan borrowings and senior unsecured notes. For additional information, refer to “Note 6 — Debt.”

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date and that IPR&D be recorded at fair value on the balance sheet.

The following table summarizes the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date:

(in millions)	Amount
Cash and cash equivalents	$110.5
Accounts receivable	527.9
Inventories	680.1
Other current assets	274.7
Property and equipment	763.0
Other long term assets	16.9
IPR&D intangible assets	272.9
Intangible assets	2,268.0
Goodwill	2,868.8
Current liabilities	(1,365.5)
Long-term deferred tax and other tax liabilities	(735.5)
Other long term liabilities	(176.0)
Long-term debt	(14.1)
Noncontrolling interests	(21.9)

Net assets acquired	$5,469.8

Inventories

The fair value of inventories acquired included a step-up in the value of inventories of approximately $137.3 million. Approximately $44.1 million was amortized to cost of sales during 2012, and the remaining $93.5 million was amortized to cost of sales during the first quarter of 2013.

IPR&D and Intangible Assets

IPR&D intangible assets represent the value assigned to product acquired R&D projects that, as of the acquisition date, were expected to be approved for marketing over the next one to two years, had not established technological feasibility and had no alternative future use. The IPR&D intangible assets are capitalized and accounted for as indefinite-lived intangible assets and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project and launch of the product, the Company will make a separate determination of the estimated useful life of the IPR&D intangible assets and the related amortization will be recorded as an expense over the estimated useful life. Intangible assets represent product rights, trademarks, customer relationships and technology rights and have an estimated weighted average useful life of 10.8 years.

The fair value of the IPR&D and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value of product right intangible assets as of the acquisition date ranged from 8.8% to 11.5% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results. The following table identifies the summarized amounts recognized and the weighted average useful lives of intangible assets.

Commercially marketed products (“CMP”):
Top 6 Global CMP	$570.3	6.5
Americas	505.1	7.0
Europe
Western Europe, excluding U.K.	116.7	7.0
U.K.	103.7	6.9
Central Eastern Europe (“CEE”), excluding Russia	194.4	9.0
Russia	25.9	9.0

Total Europe	440.7	8.0
MEAAP[1]
MEAAP, excluding Indonesia	155.6	8.0
Indonesia	25.9	8.0

Total MEAAP	181.5	8.0

Total CMP	1,697.6	7.2
In-process research and development (“IPR&D”):
Americas	246.9
Europe
Western Europe, excluding U.K.	13.0
CEE, excluding Russia	13.0
Total Europe	26.0

Total IPR&D	272.9
Other finite lived intangible assets:
Trademarks	427.8	23.9
Customer relationships	103.7	15.0
Technology rights	38.9	15.0

Total Other finite lived intangible assets	570.4	21.7

Total identifiable intangible assets	$2,540.9	10.8

(1)	MEAAP includes Middle East, Africa, Australia, and Asia Pacific.

Goodwill

Among the primary reasons the Company acquired the Actavis Group and factors that contributed to the preliminary recognition of goodwill were a strong commercial presence on an expanded global basis. In addition, the acquisition expanded the Company’s product portfolio and pipeline in modified release, solid oral dosage and transdermal products into semi-solids, liquids and injectables. The goodwill recognized from the Actavis Group acquisition is not deductible for tax purposes. Goodwill from the Actavis Group acquisition was assigned to the Actavis Pharma and Actavis Specialty Brands segments.

Contingent Consideration

At December 31, 2012, the Company estimated the Actavis Group earn-out to be 3,850,000 shares. On March 28, 2013, based on further evaluation, the decision was made to award the remaining 1,650,000 contingent shares. Accordingly, during the first quarter of 2013, the Company recorded expense of approximately $150.3 million for contingent consideration as a result of the decision to award all remaining contingent shares.

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

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Net revenues	$1,950.9	$6,101.5
Net income attributable to common shareholders	$91.2	$17.1
Earnings per share:
Basic	$0.69	$0.13
Diluted	$0.68	$0.13

Divested Products

In order to obtain regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Actavis Group acquisition, Actavis was required to divest certain assets. On October 31, 2012, a total of 22 generic pharmaceutical products owned by either Actavis Group or Watson Pharmaceuticals, Inc. were sold to Par Pharmaceuticals Companies, Inc. and Sandoz, Inc., which resulted in a gain of $24.0 million in the fourth quarter of 2012. The divested products consisted of both commercial and development stage products in a number of therapeutic categories where the two companies owned overlapping products. Legacy Watson’s net sales of divested products were $4.1 million and $16.1 million for the three and nine months ended September 30, 2012, respectively. Actavis Group’s net sales of divested products were $15.0 million and $49.2 million for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2012, no one product accounted for more than one percent of the Company’s consolidated net revenues.

Measurement Period Adjustments

In connection with the Actavis transaction, the Company has notified the Centers for Medicare and Medicaid Services (“CMS”) that certain Medicaid price submissions require adjustment for the period 2007 through 2012. The Company is in the process of completing that resubmission. The Company has proposed to CMS that periods prior to 2007 not be recalculated and as a result no amounts have been estimated for those periods. The Company recorded a measurement period adjustment of $31.0 million to reduce the estimated liability originally recorded in the acquisition accounting.

NOTE 3 – REPORTABLE SEGMENTS

Actavis has three reportable segments: Actavis Pharma, Actavis Specialty Brands and Anda Distribution. The Actavis Pharma segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Actavis Specialty Brands segment includes patent-protected products and certain trademarked off-patent products that Actavis sells and markets as brand pharmaceutical products. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales of products developed, acquired, or licensed by the Actavis Pharma and Actavis Specialty Brands segments.

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

Segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments consisted of the following (in millions):

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total

Product sales	$1,527.2	$137.7	$307.1	$1,972.0	$912.5	$105.2	$243.0	$1,260.7
Other	24.9	16.1	—	41.0	8.4	16.1	—	24.5

Net revenues	1,552.1	153.8	307.1	2,013.0	920.9	121.3	243.0	1,285.2
Operating expenses:
Cost of sales (1)	774.3	41.4	267.2	1,082.9	487.5	30.3	206.3	724.1
Research and development	111.1	47.7	—	158.8	55.3	57.2	—	112.5
Selling and marketing	148.6	46.1	28.9	223.6	51.9	40.0	22.8	114.7

Contribution	$518.1	$18.6	$11.0	$547.7	$326.2	$(6.2)	$13.9	$333.9

Contribution margin	33.4%	12.1%	3.6%	27.2%	35.4%	(5.1)%	5.7%	26.0%
General and administrative				232.1				110.1
Amortization				146.3				95.2
Loss on asset sales, impairments, and contingent consideration adjustment, net				13.6				39.6

Operating income (loss)				$155.7				$89.0

Operating margin				7.7%				6.9%

(1)	Excludes amortization of acquired intangibles, including product rights.

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total

Product sales	$4,576.8	$380.8	$813.9	$5,771.5	$2,996.5	$299.0	$782.5	$4,078.0
Other	78.3	48.5	—	126.8	35.5	51.2	—	86.7

Net revenues	4,655.1	429.3	813.9	5,898.3	3,032.0	350.2	782.5	4,164.7
Operating expenses:
Cost of sales (1)	2,413.0	105.6	700.5	3,219.1	1,619.1	84.8	678.5	2,382.4
Research and development	313.6	112.9	—	426.5	165.2	115.5	—	280.7
Selling and marketing	468.8	136.7	80.9	686.4	152.0	130.2	68.5 3	50.7

Contribution	$1,459.7	$74.1	$32.5	$1,566.3	$1,095.7	$19.7	$35.5	$1,150.9

Contribution margin	31.4%	17.3%	4.0%	26.6%	36.1%	5.6%	4.5%	27.6%
General and administrative				643.7				396.3
Amortization				454.3				332.9
Loss on asset sales, goodwill and other impairments, and contingent consideration adjustment, net				816.9				119.6

Operating income (loss)				$(348.6)				$302.1

Operating margin				(5.9% )				7.3%

(1)	Excludes amortization of acquired intangibles, including product rights.

NOTE 4 – INVENTORIES

Inventories consist of finished goods held for sale and distribution, raw materials and work-in-process. Included in inventory at September 30, 2013 and December 31, 2012 is approximately $21.4 million and $49.7 million, respectively, of inventory that is pending approval by the U.S. Food and Drug Administration (“FDA”), by other regulatory agencies or has not been launched due to contractual restrictions. The decrease was primarily due to lidocaine inventories. This inventory consists of generic pharmaceutical products that are capitalized only when the bioequivalence of the product is demonstrated or the product has already received regulatory approval and is awaiting a contractual triggering event to enter the marketplace.

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The Company writes down inventories to net realizable value based on forecasted demand and market conditions, which may differ from actual results. Inventory consisted of the following (in millions):

	September 30,	December 31,
	2013	2012
		(Revised)
Inventories:
Raw materials	$445.5	$426.9
Work-in-process	138.6	126.2
Finished goods	1,203.7	1,104.6

	1,787.8	1,657.7
Less: Inventory reserves	(128.9)	(111.2)

	$1,658.9	$1,546.5

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill consisted of the following (in millions):

	September 30,	December 31,
	2013	2012
		(Revised)
Actavis Pharma segment	$3,612.1	$4,293.2
Actavis Specialty Brands segment	504.3	474.7
Anda Distribution segment	86.3	86.3

Total goodwill	$4,202.7	$4,854.2

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

During the 2013 integration of the Actavis Group with the Legacy Watson business, the Company reorganized its organizational structure and management performance reporting. Consequently, the reporting units within the Actavis Pharma operating segment were organized as follows: Americas; Europe; MEAAP; and, Third-Party Business. These reporting units combine the legacy Watson and Actavis Group businesses. Previously, goodwill for the legacy Watson’s Global Generics operating segment was tested as one unit. The combination of the legacy Watson and the Actavis Group business and net assets in the European reporting unit, combined with other market factors, lead to the impairment of the goodwill associated with this reporting unit.

During the second quarter of 2013, concurrent with the availability of discrete financial information for the Company’s new reporting units, the Company completed an extensive review of its operating businesses, including exploring options for addressing overall profitability of seven Western European commercial operations consisting of, among other things, restructuring their operations, refocusing their activities on specific sub-markets as well as potential divestitures of such businesses to other third parties. The potential impact of these conditions were considered in our projections when determining the indicated fair value of our reporting units for the impairment tests that were performed during the second quarter of this year. Upon completion of step one of the impairment analysis it was concluded the fair value of the Actavis Pharma – Europe reporting unit was below its carrying value including goodwill. This was primarily related to the integration of our legacy Arrow Group with the newly acquired Actavis Group in Europe. The fair value of the Company’s reporting units was estimated based on a discounted cash flow model using management’s business plans and projections as the basis for expected future cash flows for approximately five years and residual growth rates ranging from 2% to 4% thereafter. Management believes that the assumptions it used for the impairment tests performed are consistent with those that would be utilized by a market participant in performing similar valuations of our reporting units. A separate discount rate was utilized for each reporting unit that was derived from published sources and, on a weighted average basis, a discount rate of 8% was utilized using our weighted average cost of capital, which considered the overall inherent risk of the reporting unit and the rate of return a market participant would expect. Although step two of the impairment was initiated during the second quarter, due to the time necessary to complete the analysis, the Company recorded an impairment of the Actavis Pharma — Europe reporting unit of $647.5 million, representing primarily all the goodwill allocated to this reporting unit. During the third quarter of 2013, the Company finalized the step two analysis relating to its impairment assessment of the goodwill in the Actavis Pharma — Europe reporting unit resulting in no further adjustment to the amount recorded in the second quarter.

During the second quarter of 2013, the Company had also tested its other reporting units for impairment for which all others, except Actavis Pharma – Europe, did not yield impairment in step one. The Company will continue to monitor the carrying value of goodwill, particularly with respect to our Actavis Pharma – MEAAP and Actavis Pharma – Third Party reporting units. Actavis Pharma – Third Party had $125 million of goodwill and Actavis Pharma – MEAAP had $178 million of goodwill as of June 30, 2013. As of the second quarter, these two reporting units had fair values that exceeded carrying values by at least 23%. However, because some of the inherent assumptions and estimates used in determining fair value of these reporting units are outside the control of management, including interest rates, the cost of capital and tax rates, changes in these underlying assumptions can also adversely impact the business units’ fair value. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty, and may result in impairment for a portion or all of the goodwill amounts noted previously. Holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate would reduce the fair values that exceeded carrying values from the 23% to as low as 6%. If economic and market conditions deteriorate or do not perform as forecasted in these reporting units, this could increase the likelihood of future non-cash impairment charges related to our goodwill. The Company also reconciled the fair value of its aggregated reporting units to its market capitalization as of June 30, 2013 with a reasonable implied control premium.

Intangible assets consisted of the following (in millions):

	September 30,	December 31,
	2013	2012
		(Revised)
Intangibles with finite lives:
Product rights and other related intangibles	$5,361.2	$5,117.6
Core technology	93.1	92.2
Customer relationships	157.3	169.0

	5,611.6	5,378.8
Less: accumulated amortization	(2,540.7)	(2,055.3)

	3,070.9	3,323.5

Intangibles with indefinite lives:
IPR&D	628.4	384.6
Trade name	76.2	76.2

	704.6	460.8

Total intangible assets, net	$3,775.5	$3,784.3

The increase in IPR&D in 2013 is primarily due to IPR&D of $250.0 million acquired as part of the Uteron acquisition and $191.7 million acquired as part of the Medicines360 acquisition partially offset by IPR&D transfers to currently marketed products (“CMP”) of $194.4 million, an IPR&D impairment loss of $4.4 million and foreign currency translation gains.

NOTE 6 – DEBT

Debt consisted of the following (in millions):

	September 30,	December 31,
	2013	2012
Senior Notes:
$450.0 million 5.00% notes due August 14, 2014	$450.0	$450.0
$1,200.0 million 1.875% notes due October 1, 2017	1,200.0	1,200.0
$400.0 million 6.125% notes due August 14, 2019	400.0	400.0
$1,700.0 million 3.250% notes due October 1, 2022	1,700.0	1,700.0
$1,000.0 million 4.625% notes due October 1, 2042	1,000.0	1,000.0
Less: Unamortized discount	(32.9)	(35.1)

Senior Notes, net	4,717.1	4,714.9
Term Loan Credit Agreement	1,572.5	1,700.0
Other, including capital leases	20.8	18.4

Total debt	6,310.4	6,433.3
Less: Current portion	627.1	176.2

Total long-term debt and capital leases	$5,683.3	$6,257.1

Senior Notes

Senior Notes Issued in 2012

On October 2, 2012, the Company issued $1,200.0 million aggregate principal amount of 1.875% senior notes due 2017, $1,700.0 million aggregate principal amount of 3.250% senior notes due 2022, and $1,000.0 million aggregate principal amount of 4.625% senior notes due 2042 (collectively the “2012 Senior Notes”) in a registered offering pursuant to an effective Registration Statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”). The 2012 Senior Notes were issued pursuant to an indenture dated as of August 24, 2009 (the “Base Indenture”), between the Company and Wells Fargo Bank, National Association, as trustee (the “Trustee”), as supplemented by a third supplemental indenture dated as of October 2, 2012, between the Company and the trustee, and a fourth supplemental indenture dated as of October 1, 2013, between the Company and the Trustee, pursuant to which Actavis plc (“Parent”) was added as a guarantor of the 2012 Senior Notes.

Interest payments are due on the 2012 Senior Notes semi-annually in arrears on April 1 and October 1 beginning April 1, 2013.

The Company may redeem the 2012 Senior Notes, in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of 100% of the principal amount of notes to be redeemed and the sum of the present values of the remaining scheduled payments of principal and interest in respect of the 2012 Senior Notes being redeemed discounted on a semi-annual basis at the Treasury Rate plus 20 basis points in the case of the 2017 Notes, 25 basis points in the case of the 2022 Notes (defined below) and 30 basis points in the case of the 2042 Notes (defined below), plus in each case accrued and unpaid interest, if any, to, but excluding, the date of redemption.

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

Net proceeds from the offering of the 2012 Senior Notes were used for the acquisition of the Actavis Group. The outstanding balance under the 2012 Senior Notes at September 30, 2013 was $3,868.0 million.

Senior Notes Issued in 2009

On August 24, 2009, the Company issued $450.0 million aggregate principal amount of 5.00% senior notes due 2014 (the “2014 Notes”) and $400.0 million aggregate principal amount of 6.125% senior notes due 2019 (collectively the “2009 Senior Notes”) pursuant to an effective Registration Statement on Form S-3 filed with the SEC. The Senior Notes issued in 2009 were issued pursuant to the Base Indenture, as supplemented by a first supplemental indenture dated August 24, 2009, and a fourth supplemental indenture dated as of October 1, 2013, between the Company and the Trustee, pursuant to which Parent was added as a guarantor of the 2009 Senior Notes.

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

Net proceeds from the offering of 2009 Senior Notes were used to repay certain debt with the remaining net proceeds being used to fund a portion of the cash consideration for the Arrow acquisition. The outstanding balance under the 2009 Senior Notes at September 30, 2013 was $849.1 million.

On October 18, 2013, the Company instructed the Trustee to issue a notice from the Company to the holders of the 2014 Notes that the Company has elected to redeem in full the entire aggregate principal amount of the 2014 Notes on November 5, 2013 (the “Redemption Date”). The 2014 Notes, which have an outstanding principal balance of $450.0 million and which are fully and unconditionally guaranteed by the Company, will be redeemed at a redemption price equal to the sum of the present values of the remaining scheduled payments of principal and interest on the 2014 Notes from the Redemption Date to August 15, 2014, discounted to the Redemption Date on a semi-annual basis at the Treasury Rate (as defined in the Indenture), plus 40 basis points, plus accrued and unpaid interest, if any, to, but excluding, the Redemption Date. The Company will use cash on hand and revolving loans to fund this redemption.

Amended and Restated Credit Facilities

On August 1, 2013, the Company, Bank of America, N.A. and a syndicate of lenders entered into (i) an amendment agreement (the “Revolver Amendment”) to amend and restate the Company’s existing $750.0 million senior unsecured revolving credit loan facility dated as of September 16, 2011, as amended by Amendment 1 to Credit Agreement and Joinder Agreement dated May 12, 2012 (the “Amended and Restated Revolver”); and, (ii) an amendment agreement (the “Term Loan Amendment” and, together with the Revolver Amendment, the “Amendments”) to amend and restate the Company’s existing $1.8 billion senior unsecured term loan credit facility dated June 22, 2012 (the “Amended and Restated Term Loan”). The Amendments were effective in accordance with their terms on October 1, 2013.

The Amendments, among other things as described below: (i) replaced the Company, as borrower, with a newly-formed Luxembourg company, Actavis WC Holding S.à.r.l. that is a parent of the Company and a wholly-owned subsidiary of Actavis plc, and (ii) added Actavis plc and the Company as guarantors.

The Amended and Restated Term Loan and the Amended and Restated Revolver provides that all obligations thereunder are jointly and severally guaranteed by (i) Actavis plc, (ii) the Company and (iii) any subsidiary (other than Actavis WC Holdings S.à r.l) that becomes a guarantor of third party indebtedness of Actavis plc in an aggregate principal amount exceeding $200.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Actavis plc).

In addition, Actavis plc shall be required to comply with a quarterly total leverage maintenance covenant that is substantially similar to the covenant in the Existing Credit Facilities.

Amended and Restated Term Loan

On August 1, 2013, the Company, Bank of America, N.A. and a syndicate of lenders entered into an amendment agreement to amend and restate the Company’s existing $1.8 billion senior unsecured term loan credit facility dated June 22, 2012. The Amendments revise certain representations and warranties, financial reporting requirements and other affirmative and negative covenants and events of default as set forth in the Amended and Restated Credit Facilities. The Amendments became effective in accordance with their terms on October 1, 2013.

On June 22, 2012, the Company, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent, and a syndicate of banks participating as lenders entered into a senior unsecured Term Loan Credit Agreement (the “Term Loan Credit Agreement”) pursuant to which the lenders agree to provide the Company a Term Loan in an aggregate amount not to exceed $1.8 billion.

The Amended and Restated Term Loan provides that loans thereunder will bear interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Parent (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 2.00% per annum depending on the Debt Rating.

The Amended and Restated Term Loan matures on October 31, 2017 (or if such day is not a business day, the next preceding business day), and the outstanding principal amount is payable in equal quarterly installments of 2.50% per quarter, with the remaining balance payable on the maturity date.

The Amended and Restated Term Loan contains covenants that are substantially similar to those in the Company’s Amended and Restated Revolver. The Amended and Restated Term Loan contains standard events of default (the occurrence of which may trigger an acceleration of amounts outstanding under the Term Loan Credit Agreement). The Amended and Restated Term Loan became effective in accordance with its terms on October 1, 2013.

The Company is subject to, and, at September 30, 2013, was in compliance with, all financial and operational covenants under the terms of the Term Loan Credit Agreement. The outstanding balance of the Term Loan at September 30, 2013 was $1,572.5 million.

Amended and Restated Revolver

On August 1, 2013, the Company, Bank of America, N.A. and a syndicate of lenders entered into an amendment agreement to amend and restate the Company’s existing $750.0 million senior unsecured revolving credit loan facility dated September 16, 2011, as amended by the May 21, 2012, Amendment 1 to Credit Agreement and Joinder Agreement. The revolving loans may be borrowed, repaid and re-borrowed through September 16, 2017 and, subject to certain minimum amounts, may be prepaid in whole or in part without premiums or penalties.

The Amended and Restated Revolver provides that loans thereunder will bear interest, at the Company’s choice, of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 0.75% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 1.75% per annum depending on the Debt Rating. Additionally, to maintain availability of funds, the Company pays an unused commitment fee, which according to the pricing grid is set at 0.15% of the unused portion of the Amended and Restated Revolver.

Subject to certain limitations, borrowings under the Amended and Restated Revolver may be made in alternative currencies, including Euros, British Pounds Sterling and other currencies. The Amended and Restated Revolver contains sublimits on letters of credit and swingline loans in the amount of $100.0 million and $50.0 million, respectively. The issuance of letters of credit and borrowings of swingline loans reduces the amount available to be borrowed under the Amended and Restated Revolver on a dollar-for-dollar basis. Amounts borrowed under the Amended and Restated Revolver may be used to finance working capital and other general corporate purposes.

The Amended and Restated Revolver imposes certain customary restrictions including, but not limited to, limits on the incurrence of debt or liens upon the assets of the Company or its subsidiaries, investments and restricted payments. The Amended and Restated Revolver includes a Consolidated Leverage Ratio covenant providing that the aggregate principal amount of Acquisition Indebtedness (as such term is defined in the Amendment) that includes a “special mandatory redemption” provision (or other similar provision) requiring the Company to redeem such Acquisition Indebtedness will be excluded for purposes of determining Consolidated Total Debt at any time prior to the proposed Actavis Group acquisition as more fully set forth in the Amendment. The Amendment also provides that (a) during the period prior to the date on which the Actavis Group acquisition is consummated (such date, the “Acquisition Date”), the Company is permitted to have a maximum Consolidated Leverage Ratio as of the last date of any period of four consecutive fiscal quarters of the Company of up to 3.50 to 1.00, and (b) as of the Acquisition Date and thereafter the Company is permitted to have a maximum Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of the Company of up to (i) with respect to the four consecutive fiscal quarters from the Acquisition Date through December 31, 2013, 4.25 to 1.00; (ii) with respect to the four consecutive fiscal quarters from January 1, 2014 through December 31, 2014, 4.00 to 1.00; and (iii) with respect to the period of four consecutive fiscal quarters ending from January 1, 2015 and thereafter, 3.50 to 1.00.

The Company is subject to, and, at September 30, 2013, was in compliance with, all financial and operational covenants under the terms of the Revolving Credit Facility. At September 30, 2013, there were $7.4 million letters of credit outstanding. The net availability under the Revolving Credit Facility was $742.6 million.

New Term Loan Agreement (as of October 1, 2013 – Warner Chilcott Term Loan Credit and Guaranty Agreement)

On October 1, 2013, Actavis plc, Bank of America, N.A., as Administrative Agent and a syndicate of banks participating as lenders entered into a new senior unsecured term loan credit facility (the “New Term Loans”) pursuant to which the lenders party to the agreement provide loans, to Warner Chilcott Corporation, a Delaware corporation (the “US Borrower”), WC Luxco S.à r.l., a private limited liability company (société à responsabilité limitée), incorporated under the laws of the Grand-Duchy of Luxembourg (the “Luxembourg Borrower”), and Warner Chilcott Company, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (the “Puerto Rico Borrower” and, together with the US Borrower and the Luxembourg Borrower, the “WC Borrowers”) in an aggregate amount of $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “Five Year Tranche”). The proceeds of borrowings under the New Term Loans were used to finance, in part, the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Bank of America, as administrative agent and a syndicate of banks participating as lenders.

Borrowings under the New Term Loan Agreement bear interest at the applicable WC Borrower’s choice of a per annum rate equal to either (i) a base rate plus an applicable margin per annum varying from (x) 0.00% per annum to 0.75% per annum under the Three Year Tranche and (y) 0.125% per annum to 0.875% per annum under the Five Year Tranche, depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from (x) 1.00% per annum to 1.75% per annum under the Three Year Tranche and (y) 1.125% per annum to 1.875% per annum under the Five Year Tranche, depending on the Debt Rating.

The outstanding principal amount of loans under the Three Year Tranche is not subject to quarterly amortization and shall be payable in full on the three year anniversary of the Closing Date. The outstanding principal amount of loans under the Five Year Tranche is payable in equal quarterly amounts of 2.50% per quarter prior to the fifth anniversary of the Closing Date, with the remaining balance payable on the fifth year anniversary of the Closing Date.

The New Term Loan Agreement provides that all obligations thereunder are jointly and severally guaranteed by (i) Parent, (ii) each subsidiary of Parent (other than any WC Borrower) that is a primary obligor or a guarantor under the 7.75% senior notes due 2018 issued by the Puerto Rico Borrower and Warner Chilcott Finance LLC and (iii) any subsidiary (other than any WC Borrower) that becomes a guarantor of third party indebtedness of a WC Borrower in an aggregate principal amount exceeding $200.0 million (unless, in the case of a foreign subsidiary, such guarantee would give rise to adverse tax consequences as reasonably determined by Parent).

The New Term Loan Agreement contains representations and warranties, financial reporting covenants and other affirmative covenants, negative covenants, a financial covenant and events of default that are substantially similar to those in the Amended and Restated Credit Facilities.

Fair Value of Debt Instruments

As of September 30, 2013, the fair value of our Senior Notes was $112.2 million less than the carrying value. Generally changes in market interest rates affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our debt would not be material on our financial condition, results of operations, comprehensive income or cash flows.

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2013 was (22.6%) compared to 45.8% for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 was impacted by certain non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million and a charge for consideration due to the former Actavis Group stakeholders of $150.3 million. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow acquisition. The effective tax rate for the nine months ended September 30, 2012 was impacted by the reversal of deferred tax liabilities relating to the Ascent acquisition and the settlement of an IRS examination, partially offset by a non-deductible loss from foreign exchange derivatives. The Company’s effective tax rate is also negatively impacted by losses in certain foreign jurisdictions for which no tax benefit is provided and the amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the nine months ended September 30, 2013 consisted of the following (in millions):

Stockholders’ equity, December 31, 2012	$3,833.8
Common stock issued in conjunction with Actavis Group acquisition	486.3
Common stock issued under employer plans	44.0
Increase in additional paid-in-capital for share-based compensation plans	74.7
Net (loss) attributable to common shareholders	(602.0)
Other comprehensive income	6.7
Excess tax benefit from employee stock plans	69.2
Repurchase of common stock	(165.4)
Acquisition of noncontrolling interests	(4.3)

Stockholders’ equity, September 31, 2013	$3,743.0

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

Foreign Currency Forward Contracts

As a result of the Actavis Group acquisition, the Company’s exposure to foreign exchange fluctuations has increased. The Company has entered into foreign currency forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at September 30, 2013 have settlement dates within 6 months. These foreign currency forward contracts are not accounted for as hedges and therefore any unrealized gains or losses are recognized in income during the period. The effect of the forward contracts was a loss of $0.5 million and a gain of $0.2 million for the three and nine months ended September 30, 2013, respectively. The forward contracts are classified in the condensed consolidated balance sheet in prepaid expenses and other assets or accounts payable and accrued expenses, as applicable. In 2012, the Company entered into foreign currency exchange options and forward contracts to hedge its agreed upon purchase of Actavis of €4.25 billion. The foreign currency options had a net premium payable of $156.8 million, which was included in accounts payable and accrued expenses at September 30, 2012 and subsequently paid on October 9, 2012. These transactions were entered into to mitigate exposure resulting from movements of the U.S. dollar against the Euro in connection with the future purchase obligation. Since these derivatives were hedges on foreign currency risk for a business combination denominated in a foreign currency, the change in the value of the derivatives was recognized in the statement of operations. The impact of the foreign currency options and forwards resulted in a gain (loss) being reflected in other income and expense of $52.7 million and $(90.0) million for the three and nine months ended September 30, 2012, respectively.

The foreign currency forward contracts to buy/sell Euros and US dollars with the foreign currencies noted below at September 30, 2013 were as follows:

	Notional Amount
Foreign Currency	Buy	Sell
Czech Republic Koruna	€1.2	€—
New Zealand Dollar		0.2
Polish Zloty	3.3	—
Romanian Leu	—	2.0
Swedish Krona	4.9	—

	€9.4	€2.2

	Notional Amount
Foreign Currency	Buy	Sell
New Zealand Dollar	$—	$2.2

	$—	$2.2

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

Assets and liabilities measured at fair value on a recurring basis as at September 30, 2013 and December 31, 2012 consisted of the following (in millions):

	Fair Value Measurements as at September 30, 2013 Using:
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$5.5	$5.5	$—	$—
Foreign exchange forward contracts	0.2	—	0.2	—

Total assets	5.7	5.5	0.2	—

Liabilities:
Contingent consideration	217.7	—	—	217.7

Total liabilities	$217.7	$—	$—	$217.7

	Fair Value Measurements as at December 31, 2012 Using:
	Total	Level 1	Level 2	Level 3
Assets
Marketable securities	$9.0	$9.0	$—	$—

Total assets	9.0	9.0	—	—

Liabilities:
Contingent consideration	363.1	—	—	363.1

Total liabilities	$363.1	$—	$—	$363.1

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

The table below provides a summary of the changes in fair value of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012 (in millions):

Nine Months Ended September 30, 2013
	Balance at December 31, 2012	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at September 30, 2013
Liabilities:
Contingent consideration obligations	$363.1	(335.8)	178.0	12.4	—	$217.7

Nine Months Ended September 30, 2012
	Balance at December 31, 2011	Net transfers in to (out of) Level 3	Purchases and settlements, net	Net accretion and fair value adjustments	Foreign currency translation	Balance at September 30, 2012
Liabilities:
Contingent consideration obligations	$181.6	—	(137.1)	(14.7)	(0.7)	$29.1

During the nine months ended September 30, 2013, the Company transferred to level 1 the contingent obligation for the Actavis Group earn-out ($335.8 million). The Company recorded additional contingent consideration of $43.4 million and $146.1 million in connection with the Uteron acquisition and the license agreement entered into with Medicines360, respectively, offset in part by contingent payment made to the Arrow Group selling shareholders based on the after-tax gross profits or sales of atorvastatin. During the nine months ended September 30, 2012, the Company recorded contingent payments made to the Arrow Group selling shareholders based on the after-tax gross profits on sales of atorvastatin within the U.S. of $126.0 million. For addition information on the Medicines360 and Uteron transactions, refer to “Note 2 – Acquisitions”

NOTE 11 – BUSINESS RESTRUCTURING CHARGES

During the nine month period ended on September 30, 2013, activity related to our business restructuring and facility rationalization activities primarily related to the cost optimization initiatives in conjunction with the acquisition of Actavis Group and additional steps to improve our operating cost structure and achieve operating excellence and efficiencies through our Global Supply Chain Initiative (“GSCI”) as follows (in millions):

	Accrual				Accrual
	Balance at				Balance at
	December 31,	Charged	Cash	Non-cash	September 30,
	2012	to Expense	Payments	Adjustments	2013
Cost of sales
Severance and retention	$14.9	$10.2	$(4.0)	$0.9	$22.0
Product transfer costs	0.5	8.2	(7.9)	(0.8)	—
Facility decommission costs	7.3	5.8	(7.2)	—	5.9
Accelerated depreciation	—	21.8	—	(21.8)	—

	22.7	46.0	(19.1)	(21.7)	27.9

Operating expenses
Research and development	3.4	11.7	(3.8)	(9.6)	1.7
Accelerated depreciation R & D	—	2.7	—	(2.7)	—
Selling, general and administrative	39.0	9.6	(30.1)	(1.3)	17.2
Accelerated depreciation SG&A	—	3.3	—	(3.3)

	42.4	27.3	(33.9)	(16.9)	18.9

Total	$65.1	$73.3	$(53.0)	$(38.6)	$46.8

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

During the three and nine months ended September 30, 2013, the Company recognized restructuring charges of $32.2 million and $73.3 million, respectively.

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

We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that is accrued. At September 30, 2013, the Company’s consolidated balance sheet includes accrued loss contingencies of $230.3 million. This amount includes $93.7 million in fixed amounts due in the future pursuant to drug pricing and patent litigation settlements entered into by the legacy Actavis Group prior to its acquisition by the Company, contingent losses associated with the drug pricing litigation discussed below, as well as additional reserves for known or contingent losses.

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

Cipro® Litigation. Beginning in July 2000, a number of suits were filed against the Company, The Rugby Group, Inc. (“Rugby”) and other company affiliates in various state and federal courts alleging claims under various federal and state competition and consumer protection laws. Several plaintiffs have filed amended complaints and motions seeking class certification. Approximately 42 were cases filed against the Company, Rugby and other Company entities. Many of these actions have been dismissed. Actions remain pending in various state courts, including California, Kansas, Tennessee, and Florida. The actions generally allege that the defendants engaged in unlawful, anticompetitive conduct in connection with alleged agreements, entered into prior to the Company’s acquisition of Rugby from Sanofi Aventis (“Sanofi”), related to the development, manufacture and sale of the drug substance ciprofloxacin hydrochloride, the generic version of Bayer’s brand drug, Cipro ®. The actions generally seek declaratory judgment, damages, injunctive relief, restitution and other relief on behalf of certain purported classes of individuals and other entities. The action pending in Kansas, which the court previously terminated administratively, has been reopened. There has been no action in the cases pending in Florida and Tennessee since 2003. In the action pending in the California Superior Court for the County of San Diego ( In re: Cipro Cases I & II, JCCP Proceeding Nos. 4154 & 4220 ), on July 21, 2004, the California Court of Appeal ruled that the majority of the plaintiffs would be permitted to pursue their claims as a class. On August 31, 2009, the California Superior Court granted defendants’ motion for summary judgment, and final judgment was entered on September 24, 2009. On October 31, 2011, the California Court of Appeal affirmed the Superior Court’s judgment. On December 13, 2011, the plaintiffs filed a petition for review in the California Supreme Court. On February 15, 2012, the California Supreme Court granted review. On September 12, 2012, the California Supreme Court entered a stay of all proceedings in the case pending a decision from the United States Supreme Court in an unrelated case that raises similar legal issues. The California Supreme Court lifted the stay on June 26, 2013 following the ruling by the United States Supreme Court. Plaintiffs and Bayer recently announced that they have reached an agreement to settle the claims pending against Bayer. Plaintiffs are continuing to pursue claims against the generic defendants, including the Company and Rugby. The remaining parties now will resume briefing in this appeal.

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

In 2011, the Company settled certain claims made against it by a relator in a qui tam action brought against the Company on behalf of the United States. The settlement of that qui tam action resolved all claims on behalf of the United States asserted in that action except for claims relating to the federal share of Medicaid payments made by the States of Alabama, Alaska, Kentucky, Idaho, Illinois, South Carolina and Wisconsin. The Company subsequently settled all claims, including the claims on behalf of the United States, brought by Alabama. In addition, the Company recently reached settlements in principle with the states of Louisiana, South Carolina and Missouri, though the parties have yet to reach a definitive agreement. The case against the Company on behalf of Kentucky was tried in November 2011. The jury reached a verdict in the Company’s favor on each of Kentucky’s claims against the Company. An agreed form of judgment has been entered and the case has been dismissed with prejudice. The case against the Company on behalf of Mississippi was tried from November 2012 through April 2013. On August 28, 2013, the court issued a ruling in favor of the state and awarded the state $12.38 million in compensatory damages and civil penalties. A hearing is scheduled on the state’s request for the imposition of punitive damages against the Company. The case against the Company on behalf of Kansas is scheduled for trial in January 2014.

At September 30, 2013, the Company’s consolidated balance sheets included accrued loss contingencies in connection with the remaining drug pricing actions of $84.8 million. With regard to the remaining drug pricing actions, the Company believes that it has meritorious defenses and intends to vigorously defend itself in those actions. The Company continually monitors the status of these actions and may settle or otherwise resolve some or all of these matters on terms that the Company deems to be in its best interests. However, the Company can give no assurance that it will be able to settle the remaining actions on terms it deems reasonable, or that such settlements or adverse judgments in the remaining actions, if entered, will not exceed the amounts of the liability reserves. Additional actions by other states, cities and/or counties are anticipated. These actions and/or the actions described above, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Medicaid Drug Reimbursement Litigation. In December 2009, the Company learned that numerous pharmaceutical companies, including certain subsidiaries of the Company, have been named as defendants in a qui tam action pending in the United States District Court for the District of Massachusetts (United States of America ex rel. Constance A. Conrad v. Abbott Laboratories, Inc. et. al., USDC Case No. 02-CV-11738-NG). The seventh amended complaint, which was served on certain of the Company’s subsidiaries in December 2009, alleges that the defendants falsely reported to the United States that certain pharmaceutical products were eligible for Medicaid reimbursement and thereby allegedly caused false claims for payment to be made through the Medicaid program. In July 2011, the plaintiff served a tenth amended complaint that unseals the action in its entirety and continues to allege the previously asserted claims against certain subsidiaries of the Company. The Company’s subsidiaries named in the action together with all other named defendants filed a Joint Motion to Dismiss the Tenth Amended Complaint on December 9, 2011. On February 25, 2013, the court granted the motion to dismiss as to all defendants. The plaintiff may appeal. On September 11, 2013, a new action was filed against certain affiliates of the Company and numerous other pharmaceutical company defendants by the State of Louisiana based on the same core set of allegations as asserted in the Conrad qui tam action. Additional actions alleging similar claims could be asserted. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend itself against such allegations. However, these actions or similar actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Pursuant to the agreement, the Company hired an independent expert to conduct inspections of the Corona facility at least once each year. In each year from 2002 through 2012, the independent expert has reported its opinion to the FDA that, based on the findings of the audit of the facility, the FDA’s applicable cGMP requirements, applicable FDA regulatory guidance, and the collective knowledge, education, qualifications and experience of the expert’s auditors and reviewers, the systems at the Corona facility audited and evaluated by the expert are in compliance with the FDA’s cGMP regulations. However, the FDA is not required to accept or agree with the independent expert’s opinion. The FDA has conducted periodic inspections of the Corona facility since the entry of the consent decree, and concluded its most recent general cGMP inspection in November 2012. At the conclusion of the inspection, the FDA inspectors issued a Form 483 to the facility identifying certain observations concerning the instances where the facility failed to follow cGMP regulations. The facility has responded to the Form 483 observations and has provided the FDA with a corrective action plan to address the observations noted in the Form 483. On April 19, 2013, the independent expert concluded its annual inspection of the Corona, California facility. The independent expert confirmed the types of observations identified by the FDA during its November 2012 inspection, and reported its observations to the FDA in May 2013. During the inspection, the independent expert verified that certain actions in the corrective action plan had been made. The independent expert has agreed to continue to evaluate the corrective actions being taken and to re-inspect the facility during the second half of 2013, and to further evaluate at that time the facility’s compliance with FDA’s cGMP regulations. In September 2013, the FDA requested an update on the actions taken by the Company to correct the violations noted at the conclusion of the November 2012 inspection. The Company has responded to the FDA and has provided the requested information. In October 2013 the independent expert conducted a follow up review and verified that certain corrective actions have been completed in conformance with the updates provided by the Company. If in the future, the FDA determines that, with respect to its Corona facility, the Company has failed to comply with the consent decree or FDA regulations, including cGMPs, or has failed to adequately address the FDA’s inspectional observations, the consent decree allows the FDA to order a variety of actions to remedy the deficiencies. These actions could include ceasing manufacturing and related operations at the Corona facility, and recalling affected products. Such actions, if taken by the FDA, could have a material adverse effect on the Company, its results of operations, financial position and cash flows.

Androgel®Antitrust Litigation. On January 29, 2009, the U.S. Federal Trade Commission and the State of California filed a lawsuit in the United States District Court for the Central District of California (Federal Trade Commission, et. al. v. Watson Pharmaceuticals, Inc., et. al., USDC Case No. CV 09-00598) alleging that the Company’s September 2006 patent lawsuit settlement with Solvay Pharmaceuticals, Inc., related to AndroGel® 1% (testosterone gel) CIII is unlawful. The complaint generally alleged that the Company improperly delayed its launch of a generic version of Androgel ® in exchange for Solvay’s agreement to permit the Company to co-promote Androgel ® for consideration in excess of the fair value of the services provided by the Company, in violation of federal and state antitrust and consumer protection laws. The complaint sought equitable relief and civil penalties. On February 2 and 3, 2009, three separate lawsuits alleging similar claims were filed in the United States District Court for the Central District of California by various private plaintiffs purporting to represent certain classes of similarly situated claimants (Meijer, Inc., et. al., v. Unimed Pharmaceuticals, Inc., et. al., USDC Case No. EDCV 09-0215); (Rochester Drug Co-Operative, Inc. v. Unimed Pharmaceuticals Inc., et. al., Case No. EDCV 09-0226); (Louisiana Wholesale Drug Co. Inc. v. Unimed Pharmaceuticals Inc., et. al, Case No. EDCV 09-0228). On April 8, 2009, the Court transferred the government and private cases to the United States District Court for the Northern District of Georgia. On April 21, 2009 the State of California voluntarily dismissed its lawsuit against the Company without prejudice. The Federal Trade Commission and the private plaintiffs in the Northern District of Georgia filed amended complaints on May 28, 2009. The private plaintiffs amended their complaints to include allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation. Additional actions alleging similar claims have been filed in various courts by other private plaintiffs purporting to represent certain classes of similarly situated direct or indirect purchasers of Androgel ® (Stephen L. LaFrance Pharm., Inc. d/b/a SAJ Dist. v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1507); (Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Unimed Pharms. Inc., et al., D. NJ Civ. No. 09-1856); (Scurto v. Unimed Pharms., Inc., et al., D. NJ Civ. No. 09-1900); (United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund v. Unimed Pharms., Inc., et al., D. MN Civ. No. 09-1168); (Rite Aid Corp. et al. v. Unimed Pharms., Inc. et al., M.D. PA Civ. No. 09-1153); (Walgreen Co., et al. v. Unimed Pharms., LLC, et al., MD. PA Civ. No. 09-1240); (Supervalu, Inc. v. Unimed Pharms., LLC, et al, ND. GA Civ. No. 10-1024); (LeGrand v. Unimed Pharms., Inc., et al., ND. GA Civ. No. 10-2883); (Jabo’s Pharmacy Inc. v. Solvay Pharmaceuticals, Inc., et al., Cocke County, TN Circuit Court Case No. 31,837). On April 20, 2009, the Company was dismissed without prejudice from the Stephen L. LaFrance action pending in the District of New Jersey. On October 5, 2009, the Judicial Panel on Multidistrict Litigation transferred all actions then pending outside of the United States District Court for the Northern District of Georgia to that district for consolidated pre-trial proceedings (In re: AndroGel® Antitrust Litigation (No. II), MDL Docket No. 2084), and all currently-pending related actions are presently before that court. On February 22, 2010, the judge presiding over all the consolidated litigations related to Androgel® then pending in the United States District Court for the Northern District of Georgia granted the Company’s motions to dismiss the complaints, except the portion of the private plaintiffs’ complaints that include allegations concerning sham litigation. Final judgment in favor of the defendants was entered in the Federal Trade Commission’s action on April 21, 2010. On April 25, 2012, the Court of Appeals affirmed the dismissal. On June 17, 2013, the Supreme Court issued a decision, holding that the settlements between brand and generic drug companies which include a payment from the brand company to the generic competitor must be evaluated under a “rule of reason” standard of review and ordered the case remanded. On July 20, 2010, the plaintiff in the Fraternal Order of Police action filed an amended complaint adding allegations concerning conduct before the U.S. Patent and Trademark Office, conduct in connection with the listing of Solvay’s patent in the Food and Drug Administration’s “Orange Book,” and sham litigation similar to the claims raised in the direct purchaser actions. On October 28, 2010, the judge presiding over MDL 2084 entered an order pursuant to which the LeGrand action, filed on September 10, 2010, was consolidated for pretrial purposes with the other indirect purchaser class action as part of MDL 2084 and made subject to the Court’s February 22, 2010 order on the motion to dismiss. In February 2012, the direct and indirect purchaser plaintiffs and the defendants filed cross-motions for summary judgment, and on June 22, 2012, the indirect purchaser plaintiffs, including Fraternal Order of Police, LeGrand and HealthNet, filed a motion for leave to amend and consolidate their complaints. On September 28, 2012, the district court granted summary judgment in favor of the defendants on all outstanding claims. The plaintiffs then appealed. On September 12 and 13, 2013, respectively, the indirect purchaser plaintiffs and direct purchaser plaintiffs filed motions with the district court, asking the court for an indicative ruling that it would vacate its final order on the parties’ summary judgment motions and conduct further proceedings in light of the Supreme Court’s ruling in the Federal Trade Commission action, should the Court of Appeals remand the case to the district court. On October 23, 2013, the district court granted the motions.

The Company believes that these actions are without merit and intends to defend itself vigorously. However, these actions, if successful, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Loestrin 24® Antitrust Litigation. On April 5, 2013, two putative class actions were filed in the federal district court (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Pub. Ltd. Co., et al., D.N.J., Civ. No. 13-02178, and United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund v. Warner Chilcott (US), LLC, et al., E.D.Pa., No. 13-01807) alleging the Company’s 2009 patent lawsuit settlement with Warner Chilcott related to Loestrin 24 Fe® (norethindrone acetate/ethinyl estradiol tablets and ferrous fumarate tablets, “Loestrin 24®”) is unlawful. The complaints, both asserted on behalf of putative classes of end-payors, generally allege that the Company and another generic manufacturer improperly delayed launching generic versions of Loestrin 24® in exchange for substantial payments from Warner Chilcott, in violation of federal and state antitrust and consumer protection laws. The complaints each seek declaratory and injunctive relief and damages. On April 15, 2013, the plaintiff in New York Hotel Trades withdrew its complaint and, on April 16, 2013, refiled it in the federal court for the Eastern District of Pennsylvania (New York Hotel Trades Council & Hotel Assoc. of New York City, Inc. Health Benefits Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa., Civ. No. 13-02000). Additional complaints have been filed by different plaintiffs seeking to represent the same putative class of end-payors (A.F. of L. – A.G.C. Building Trades Welfare Plan v. Warner Chilcott, et al., D.N.J. 13-02456, Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-02014). Electrical Workers 242 and 294 Health & Welfare Fund v. Warner Chilcott Public Ltd. Co., et al., E.D.Pa. Civ. No. 13-2862 and City of Providence v. Warner Chilcott Public Ltd. Co., et al., D.R.I. Civ. No. 13-307). In addition to the end-payor suits, two lawsuits have been filed on behalf of a class of direct payors (American Sales Company, LLC v. Warner Chilcott Public Ltd., Co. et al., D.R.I. Civ. No. 12-347 and Rochester Drug Co-Operative Inc., v. Warner Chilcott (US), LLC, et al., E.D.Pa. Civ. No. 13-133476). On June 18, 2013, defendants filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate these cases in one federal district court. After a hearing on September 26, 2013, the JPML issued an order conditionally transferring all related Loestrin 24 cases to the federal court for the District of Rhode Island. A preliminary hearing is scheduled for November 4, 2013. The consolidated case is still in its early stages and discovery has not yet begun on either the class allegations or merits. The Company anticipates additional claims or lawsuits based on the same or similar allegations.

The Company believes that these actions are without merit and intends to defend the actions vigorously. However, these actions, if successful, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Hormone Replacement Therapy Litigation. Beginning in early 2004, a number of product liability suits were filed against the Company and certain Company affiliates, as well as numerous other pharmaceutical companies, for personal injuries allegedly arising out of the use of hormone replacement therapy products, including but not limited to estropipate and estradiol. Many of the cases originally filed against the Company and its affiliates have been dismissed. Approximately 4 cases remain pending against the Company and/or its affiliates in state and federal courts, representing claims by 4 plaintiffs. Breast cancer is the alleged injury in the remaining cases. The majority of the cases have been transferred to a consolidated action in the United States District Court for the Eastern District of Arkansas (In re: Prempro Products Liability Litigation, MDL Docket No. 1507), as well as proceedings in the federal district court for the District of Minnesota and in the Philadelphia Common Pleas Court. Discovery in the individual cases has not been completed. The Company believes it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Metoclopramide Litigation. Beginning in 2009, a number of product liability suits were filed against the Company and certain Company affiliates, including legacy Actavis and Watson companies, as well as other manufacturers and distributors of metoclopramide, for personal injuries allegedly arising out of the use of metoclopramide. Approximately 1,260 cases are pending against the Company and/or its affiliates in state and federal courts, representing claims by multiple plaintiffs. These cases are generally in their preliminary stages and discovery is ongoing. The Company believes that, with respect to the majority of the cases against the legacy Watson companies, it will be defended in and indemnified by Pliva, Inc., an affiliate of Teva Pharmaceutical Industries, Ltd., from whom the Company purchased its metoclopramide product line in late 2008. With respect to the cases pending against the legacy Actavis companies, the Company is actively defending them. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Fax Litigation—Medical West Ballas Pharmacy, LTD, et al. v. Anda, Inc., (Circuit Court of the County of St. Louis, State of Missouri, Case No. 08SL-CC00257). In January 2008, Medical West Ballas Pharmacy, LTD, filed a putative class action complaint against Anda, Inc. alleging conversion and alleged violations of the Telephone Consumer Protection Act (“TCPA”) and Missouri Consumer Fraud and Deceptive Business Practices Act. In April 2008, plaintiff filed an amended complaint substituting Anda, Inc., a subsidiary of the Company, as the defendant. The amended complaint alleges that by sending unsolicited facsimile advertisements, Anda misappropriated the class members’ paper, toner, ink and employee time when they received the alleged unsolicited faxes, and that the alleged unsolicited facsimile advertisements were sent to the plaintiff in violation of the TCPA and Missouri Consumer Fraud and Deceptive Business Practices Act. The TCPA allows recovery of minimum statutory damages of $500 per violation, which can be trebled if the violations are found to be willful. The complaint seeks to assert class action claims on behalf of the plaintiff and other similarly situated third parties. In April 2008, Anda filed an answer to the amended complaint, denying the allegations. In November 2009, the court granted plaintiff’s motion to expand the proposed class of plaintiffs from individuals for which Anda lacked evidence of express permission or an established business relationship to “All persons who on or after four years prior to the filing of this action, were sent telephone facsimile messages advertising pharmaceutical drugs and products by or on behalf of Defendant.” In November 2010, the plaintiff filed a second amended complaint further expanding the definition and scope of the proposed class of plaintiffs. On December 2, 2010, Anda filed a motion to dismiss claims the plaintiff is seeking to assert on behalf of putative class members who expressly consented or agreed to receive faxes from Defendant, or in the alternative, to stay the court proceedings pending resolution of Anda’s petition to the FCC (discussed below). On April 11, 2011, the court denied the motion. On May 19, 2011, the plaintiff’s filed their motion seeking certification of a class of entities with Missouri telephone numbers who were sent Anda faxes for the period January 2004 through January 2008. The motion has been briefed. However, the court granted Anda’s motion to vacate the class certification hearing until similar issues are resolved in either or both the pending Nack litigation or with the FCC Petition, both of which are described in more detail below. A status conference is currently scheduled for November 13, 2013. No trial date has been set in the matter.

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

Levonorgestrel/Ethinyl Estradiol Tablets (Generic version of Seasonique®). On March 6, 2008, Duramed (now known as Teva Women’s Health) sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s levonorgestrel/ethinyl estradiol tablets, a generic version of Duramed’s Seasonique ® tablets, would infringe Duramed’s U.S. Patent No. 7,320,969 (the “969 Patent”) (Duramed v. Watson Pharmaceuticals, Inc., et. al., Case No. 08cv00116). The complaint sought damages and injunctive relief. On March 31, 2010, the District Court granted Duramed’s motion for summary judgment that the asserted claims are not invalid as obvious. The Company appealed and on March 25, 2011, the U.S. Court of Appeals for the Federal Circuit reversed the District Court and remanded the case for a determination of whether the asserted claims are obvious. On June 9, 2011, Duramed moved for a preliminary injunction to prevent the Company from launching its product until after a trial on the merits. On June 16, 2011, the court denied Duramed’s motion. Duramed appealed and also requested temporary injunctive relief during the pendency of its appeal (Duramed v. Watson Laboratories, Case No. 3011-1438). On July 27, 2011, the U.S. Court of Appeals for the Federal Circuit denied Duramed’s request for temporary relief. Actavis launched its generic product on July 28, 2011. On November 10, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s denial of Duramed’s preliminary injunction motion. On August 5, 2011, Duramed filed a motion in the District Court to amend its complaint to add a claim for damages as a result of the Company’s launch of its generic product. On November 18, 2011, the Company moved for summary judgment. On June 29, 2012, in a litigation involving the same patent, the United States District Court for the District of New Jersey held that the asserted claims of the patent are invalid. On May 21, 2013 the United States Court of Appeals for the Federal Circuit affirmed the New Jersey District Court’s judgment that the asserted claims of the patent are invalid. On July 9, 2012, the Company filed a motion for judgment based on the collateral estoppel effect of the New Jersey decision. In response, on July 20, 2012, Duramed filed a motion to stay the litigation pending the Federal Circuit’s decision in the appeal of the New Jersey decision. On July 25, 2012, the Court granted Duramed’s motion to stay and denied without prejudice the Company‘s motion for summary judgment and judgment based on collateral estoppels. On July 8, 2013, Duramed informed the Nevada District Court that it did not intend to pursue further appeals of the Federal Circuit’s finding that the ‘969 Patent is invalid. On July 23, 2013 the case was dismissed with prejudice in favor of Watson.

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

Patent No. RE 37,564, and U.S. Patent No. RE 37,838. The Company filed an amended answer and counterclaims for a Declaratory Judgment of invalidity and/or non-infringement of U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, 7,163,931 and RE 38,253. Thereafter, the U.S. Court of Appeals for the Federal Circuit ruled that U.S. Patent No. 5,787,531 was invalid and the claims related to that patent were dismissed. The District Court subsequently entered a consent judgment that the Company does not infringe U.S. Patent Nos. 5,798,338, 6,933,395, 6,958,326, and 7,163,931, and dismissed with prejudice Bayer’s claims related to U.S. Patent Nos. RE 37,838 and RE 38,253. The only patent still in dispute in the Nevada lawsuit is U.S. Patent No. RE 37,564 (the “’564 Patent”). On March 31, 2012, the court granted Bayer’s motion for summary judgment that the ‘564 Patent is not invalid and denied the Company’s motion for summary judgment that the patent is invalid. Actavis timely filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit. On April 16, 2013, the U.S. Court of Appeals for the Federal Circuit reversed the District Court’s decision, finding that the ‘564 patent is invalid. The Company, which had suspended sales of the generic version of the product from January 7, 2012 through March 31, 2012, resumed selling the product in April 2013. On May 15, 2013, Bayer filed a petition for rehearing in the Federal Circuit. On August 12, 2013, the Federal Circuit denied Bayer’s petition for rehearing and issued the mandate on August 20, 2013. If the Company is not ultimately successful in its defense of the lawsuit, it could adversely affect the Company’s business, results of operations, financial condition and cash flows.

Tranexamic Acid Tablets (Generic version of Lysteda®). On July 7, 2011, Ferring B.V. sued the Company in the United States District Court for the District of Nevada, alleging that sales of the Company’s tranexamic acid tablets, a generic version of Ferring’s Lysteda ® tablets, would infringe U.S. Patent No. 7,947,739 (“the ‘739 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00481). On November 25, 2011, Ferring filed a second complaint in the District of Nevada alleging that sales of the Company’s tranexamic acid tables would infringe U.S. Patent No. 8,022,106 (“the ‘106 patent”). (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 3:11-cv-00853). On November 9, 2012, Ferring filed a third complaint in the District of Nevada alleging that sales of the Company’s tranexamic acid tables would infringe U.S. Patent No. 8,273,795 (“the ‘795 patent”) (Ferring B.V. v. Watson Pharmaceuticals, Inc., et. al., Case No. 2:12-cv-01935). The cases are still pending. The District Court has consolidated all three cases and has set a trial for January 21, 2014. On January 3, 2013, the Company began selling its generic version of Lysteda®. On September 6, 2013, Ferring filed a fourth complaint in the District of Nevada alleging that sales of the Company’s tranexamic acid tablets would infringe U.S. Patent No. 8,487,055 (“the ‘795 patent”) (Ferring B.V. v. Actavis, Inc., et. al., Case No. 3:13-cv-00477). The fourth complaint also seeks damages for the alleged infringement of the ‘739, ‘106, ‘759, and ‘055 patents by the Company’s sales of its generic version of Lysteda®. The fourth case has not been consolidated with the first three cases. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Lysteda ®. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Oxymorphone Extended-Release Tablets (Generic version of Opana® ER). On December 11, 2012, Endo Pharmaceuticals Inc. sued the Company in the United States District Court for the Southern District of New York, alleging that sales of the Company’s 7.5 mg and 15 mg oxymorphone extended-release tablets, generic versions of Endo’s Opana® ER, infringe U.S. Patent Nos. 7,851,482; 8,309,122; and 8,329,216, which the USPTO recently issued or Endo recently acquired. On July 11, 2013, the FDA approved the Company’s 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets. On August 6, 2013, Endo filed a motion for a preliminary injunction seeking to prevent the Company from selling its 5 mg, 10 mg, 20 mg, 30 mg, and 40 mg oxymorphone extended-release tablets. On September 12, 2013, the Court denied Endo’s motion for a preliminary injunction and the Company began selling its generic versions of Opana® ER. On September 17, 2013, Endo filed a motion for an injunction pending appeal, which is currently pending. Endo also appealed the district court’s denial of the motion for a preliminary injunction. That appeal is currently pending. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic versions of Opana® ER, 5mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg. Therefore, an adverse final determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Omeprazole Delayed-release Capsules (Generic version of Prilosec®). In July 1999, Astra Aktiegolag, Aktiebolaget Hassle, Astra Merck Enterprises Inc. and Astra Merck Inc. (collectively “Astra”) sued Andrx

Pharmaceuticals (which the Company acquired in 2006) in the United States District Court for the Southern District of Florida, alleging that sales of the Company’s omeprazole capsules, a generic version of Astra’s Prilosec®, would infringe certain U.S. Patents, including U.S. Patent Nos. 4,786,505 (“the ‘505 patent”) and 4,853,230 (“the ‘230 patent”) (Astra Aktiebolag et al. v. Andrx Pharmaceuticals Inc., Case No. 99cv6893). The complaint sought injunctive relief. This case was then consolidated by the Multi-District Litigation Panel and transferred to the United States District Court for the Southern District of New York. On October 30, 2002, the District Court entered Final Judgment that the Andrx products would infringe certain claims of the ‘505 patent and the ‘230 patent and that Andrx was enjoined from commercializing its product prior to April 20, 2007. On December 11, 2003, the United States Court of Appeals for the Federal Circuit affirmed the District Court decision. On February 8, 2010, Astra filed a supplemental complaint in the District Court alleging that in 2001 Andrx manufactured its generic omeprazole capsules in preparation for a launch in the event of a favorable District Court decision. Astra’s supplemental complaint sought damages for that manufacture. On July 12, 2013, the District Court scheduled a jury trial beginning September 30, 2013 on the potential damages in connection with Andrx’s manufacture (but not sale) of its generic omeprazole capsules. On September 20, 2013 the Court granted Andrx’s motion to exclude the testimony of Astra’s only expert witness (“Daubert Motion”). On September 30, the Court entered a Consent Judgment in favor of Andrx, which states “[b]ecause Astra has concluded that it cannot meet its burden to prove damages in this case in view of the Court’s grant of Andrx’s Daubert Motion, Astra requests that the Court grant judgment as a matter of law in favor of Andrx, and award Astra no damages. The Court grants that request and thus enters judgment.” Astra has indicated that it will appeal. The Company believes it has substantial meritorious defenses to the case and intends to vigorously defend against the damage claim. However, if Astra’s action is successful, a damages award could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Alendronate Litigation. Beginning in 2010, a number of product liability suits were filed against the Company and certain Company affiliates, as well as other manufacturers and distributors of alendronate, for personal injuries including femur fractures and osteonecrosis of the jaw allegedly arising out of the use of alendronate. Approximately 424 cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 547 plaintiffs. These cases are generally at their preliminary stages. The Company believes that it will be defended in, and indemnified for, the majority of these claims by Merck & Co., the New Drug Application holder and manufacturer of the product sold by the Company during most of 2008. In addition, there are 139 lawsuits that name as a defendant Cobalt Laboratories, which the Company acquired in 2009 as part of its acquisition of the Arrow Group, in connection with Cobalt’s manufacture and sale of alendronate. Nineteen of the cases naming the Company and/or Cobalt were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the District of New Jersey (In re: Fosamax (Alendronate Sodium) Products Liability Litigation, MDL No. 2243). In 2012, the United States District Court for the District of New Jersey granted the Company’s motion to dismiss all of the cases then pending against the Company in the New Jersey MDL matter. Several of the plaintiffs appealed the dismissal to the United States Court of Appeals for the Third Circuit and that appeal remains pending. Any cases filed against the Company in the District of New Jersey MDL after the Court’s January 2012 dismissal are subject to a case management order that calls for their dismissal unless plaintiffs can establish that their claims should be exempted from the 2012 dismissal order. To date, no plaintiff with a post-January 2012 complaint in the District of New Jersey against the Company has moved for such exemption have been or are expected to be dismissed. Several other cases are part of an MDL in the United States District Court for the Southern District of New York, where the Company has filed a similar motion to dismiss. The Court granted, in part, a motion to dismiss, which the Company expects will result in the Court removing several cases from its MDL docket. Seven additional cases are part of consolidated litigation in the California Superior Court (Orange County). The Orange County Court partially granted a similar motion to dismiss, but the Company has not yet been able to determine how that will affect the cases filed against and served on it. All cases pending in the state court of Missouri have been discontinued against the Company. Approximately 405 cases are pending as part of a mass tort coordinated proceeding in the Superior Court of New Jersey, Atlantic County. In that state court proceeding, responsive pleadings and discovery have been suspended with respect to the Company pending the court’s decision on a motion to dismiss, which the Company filed in March 2012. The Court recently granted that motion, in part, but the Company has not yet assessed how that will affect the cases filed against it. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if our indemnification arrangements or insurance do not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Propoxyphene Litigation. Beginning in 2011, a number of product liability suits were filed against the Company, as well as other manufacturers and distributors of propoxyphene, for personal injuries including adverse cardiovascular events or deaths allegedly arising out of the use of propoxyphene. Cases are pending against the Company and/or its affiliates in various state and federal courts, representing claims by approximately 1,385 plaintiffs. Approximately 77 of the cases naming Watson were consolidated for pre-trial proceedings as part of a multi-district litigation (MDL) matter pending in the United States District Court for the Eastern District of Kentucky (In re: Darvocet, Darvon, and Propoxyphene Products Liability Litigation, MDL No. 2226). Four of the MDL cases were voluntarily dismissed by plaintiffs with prejudice. On June 22, 2012, the court hearing the MDL cases granted the generic defendants’ joint motion to dismiss the remaining MDL cases. Approximately 34 of the dismissed cases were appealed by the plaintiffs to the United States Court of Appeals for the Sixth Circuit and briefing is underway. No briefing schedule in these cases has been set. Approximately 35 of the cases naming the Company have been consolidated in a state court proceeding pending in the Superior Court of California in Los Angeles. These cases are at their preliminary stages and the Company intends to file demurrers and/or motions to dismiss. The Company believes that it has substantial meritorious defenses to these cases and maintains product liability insurance against such cases. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. These actions, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company¹s business, results of operations, financial condition and cash flows.

Columbia Laboratories, Inc. Securities Litigation. On June 8, 2012, the Company and certain of its officers were named as defendants in a consolidated amended class action complaint filed in the United States District Court for the District of New Jersey (In re: Columbia Laboratories, Inc. Securities Litigation, Case No. CV 12-614) by a putative class of Columbia Laboratories’ stock purchasers. The amended complaint generally alleges that between December 6, 2010 and January 20, 2012, Actavis and certain of its officers, as well as Columbia Laboratories and certain of its officers, made false and misleading statements regarding the likelihood of Columbia Laboratories obtaining FDA approval of Prochieve® progesterone gel, Columbia Laboratories’ developmental drug for prevention of preterm birth. Actavis licensed the rights to Prochieve® from Columbia Laboratories in July 2010. The amended complaint further alleges that the defendants failed to disclose material information concerning the statistical analysis of the clinical studies performed by Columbia Laboratories in connection with its pursuit of FDA approval of Prochieve®. The complaint seeks unspecified damages. On August 14, 2012, the defendants filed a motion to dismiss all of the claims in the amended complaint which the court granted on June 11, 2013. Plaintiffs filed a second amended complaint on July 11, 2013. Defendants filed motions to dismiss the second amended complaint on August 9, 2013. On October 21, 2013, the court granted the motion to dismiss the second amended complaint. In ruling on the motion to dismiss, the court also ruled that if the plaintiffs seek to further amend the complaint, they must file a motion within thirty days seeking permission to do so. Actavis believes the case is without merit and that it has substantial meritorious defenses, which it intends to vigorously pursue. Additionally, Actavis maintains insurance to provide coverage for the claims alleged in the action. However, litigation is inherently uncertain and the Company cannot predict the outcome of this litigation. The action, if successful, or if insurance does not provide sufficient coverage against such claims, could adversely affect the Company and could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Ibandronate Tablets (Generic version of Boniva®). On September 21, 2007, Hoffmann-La Roche Inc. sued Cobalt Laboratories, Inc. and Cobalt Pharmaceuticals Inc. (both of which were subsequently acquired by the Company in 2009) in the United States District Court for the District of New Jersey, alleging that sales of Ibandronate Tablets, a generic version of Hoffmann-La Roche’s Boniva ® tablets, would infringe U.S. Patent Nos. 4,927,814 (the ‘814 Patent); 6,294,196 (the ‘196 Patent); and 7,192,938 (the ‘938 Patent) (Hoffmann-La Roche Inc. v. Cobalt Pharmaceuticals Inc., et. al., Case No. 07cv4540). The complaint sought damages and injunctive relief. Thereafter, Hoffmann-La Roche asserted additional claims, alleging infringement of U.S. Patent Nos. 7,410,957 (the ‘957 Patent) and 7,718,634 (the ‘634 patent) against the Company, and the parties entered into stipulations to dismiss Hoffman-La Roche’s claims related to the ‘196 and the ‘938 Patent. On August 24, 2010, the District Court granted Hoffmann-La Roche’s motion for summary judgment that the Company would infringe at least one claim of the ‘814 patent. On March 17, 2012, the ‘814 patent expired, leaving the ‘957 and ‘634 patents as the only patents in suit. On May 7, 2012, the District Court granted the Company’s motion for summary judgment that certain claims of the ‘634 patent are invalid. On October 1, 2012, the District Court granted the Company’s motion for summary judgment that certain claims of the ‘957 patent are invalid. On January 25, 2013 the District Court denied Plaintiffs’ motion for reconsideration of the summary judgment decisions finding the ‘634 patent and ‘957 patent claims invalid. The plaintiff has appealed. Oral argument on the appeal is scheduled for December 6, 2013. In June 2012, the Company began selling its generic version of Boniva ®. The Company believes it has substantial meritorious defenses to the case. However, the Company has sold and is continuing to sell its generic version of Boniva ®. Therefore, an adverse final appellate determination that one of the patents in suit is valid and infringed could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Generess® Fe – On November 22, 2011, Warner Chilcott Company sued Mylan Inc., Mylan Pharmaceuticals Inc. and Famy Care Ltd. in the United States District Court for the District of New Jersey, alleging that sales of norethindrone and ethinyl estradiol and ferrous fumarate tablets, a generic version of Warner Chilcott’s Generess ® Fe tablets (which is exclusively licensed by the Company), would infringe U.S. Patent No. 6,667,050 (the ‘050 patent) (Warner Chilcott Company LLC v. Mylan Inc., et al., Case No. 11cv6844). The complaint seeks injunctive relief. On December 12, 2011 Warner Chilcott sued Lupin Ltd. and Lupin Pharmaceuticals, Inc. in the United States District Court for the District of New Jersey, alleging that sales of Lupin’s generic version of Generess ® Fe would infringe the ‘050 patent. (Warner Chilcott Company LLC v. Lupin Ltd., et al., Case No. 11cv7228). The complaint seeks injunctive relief. Warner Chilcott’s lawsuits against Mylan and Lupin have been consolidated and remain pending. Pursuant to the provisions of the Hatch-Waxman Act, the FDA is precluded from granting final approval to the generic applicants until the earlier of thirty months after the generic applicant provided Warner Chilcott with notice of its abbreviated new drug application filing or the generic applicant prevails in the pending litigation. The trial is scheduled to begin on January 13, 2014. The Company believes Warner Chilcott has meritorious claims to prevent the generic applicants from launching a generic version of Generess Fe. However, if a generic applicant prevails in the pending litigation or launches a generic version of Generess Fe before the pending litigation is finally resolved, it could have an adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

NOTE 13 – SUBSEQUENT EVENTS

Acquisition of Warner Chilcott

On May 19, 2013, the Company entered into a definitive agreement to acquire Warner Chilcott plc (“Warner Chilcott”) in a stock-for-stock transaction. At the close of the transaction, which occurred on October 1, 2013, the Company and Warner Chilcott were combined under a new company incorporated in Ireland, Actavis plc. Under the terms of the transaction, Warner Chilcott shareholders received 0.160 shares of Actavis plc, for each Warner Chilcott share they owned. At closing, the transaction value, including assumed debt was approximately $9.1 billion.

On October 1, 2013, Actavis plc, began trading under the symbol previously used by the Company — ACT — on the New York Stock Exchange as a company incorporated in Ireland.

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

Overview of Actavis, Inc.

Actavis, Inc. (“Actavis,” “Company,” “Our,” or “We”) is an integrated global specialty pharmaceutical company engaged in the development, manufacturing, marketing, sale and distribution of generic and brand pharmaceutical products. Through its third-party business within the Actavis Pharma segment, Actavis out-licenses generic pharmaceutical products rights developed or acquired by the Company, primarily in Europe. Actavis is also developing biosimilar products within the Actavis Specialty Brands segment. Additionally, we distribute generic and certain select brand pharmaceutical products manufactured by third parties through our Anda Distribution segment. Our largest market is the United States of America (“U.S.”), followed by our key international markets including Europe, Canada, Australia, and Southeast Asia.

Acquisition of Warner Chilcott

On May 19, 2013, the Company entered into a definitive agreement to acquire Warner Chilcott plc (“Warner Chilcott”) in a stock-for-stock transaction. At the close of the transaction, which occurred on October 1, 2013, the Company and Warner Chilcott were combined under a new company incorporated in Ireland, Actavis plc. Under the terms of the transaction, Warner Chilcott shareholders received 0.160 shares of Actavis plc, for each Warner Chilcott share they owned. At closing, the transaction value, including assumed debt, was approximately $9.1 billion.

In order to obtain regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Warner Chilcott acquisition, Actavis was required to divest certain assets. On October 1, 2013, four generic pharmaceutical products were sold to Amneal Pharmaceuticals for consideration of $10.0 million, subject to certain refunds of purchase price provisions. The divested products consisted of both commercial and development stage products in both oral contraceptive and osteoporosis treatment. Net sales of divested products were $2.5 million and $2.7 million for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

Acquisition of Medicines360

On June 11, 2013, the Company entered into an exclusive license agreement with Medicines360 to market, sell and distribute Medicines360 LNG20 intrauterine device (“LNG 20”) in the U.S and in Canada for a payment of approximately $52.3 million. The Company will also pay Medicines360 certain regulatory and sales based milestone payments totaling up to nearly $125.0 million plus royalties. Medicines360 retains the rights to market the product in the U.S. public sector, including family planning clinics that provide services to low-income women. LNG20, originally developed by Uteron Pharma S.P.R.L. in Belgium, is designed to deliver 20 mcg of levonorgestrel per day for the indication of long term contraception, and is currently in Phase III clinical trials in the United States. Pending FDA approval, the LNG20 product could be launched in the U.S. as early as 2014. The transaction has been accounted for using the acquisition method of accounting. This method requires that assets acquired and liabilities assumed in a business combination be recognized at their respective fair values as of the acquisition date and that in-process research and development (“IPR&D”) be recorded at fair value on the balance sheet. In connection with the acquisition, the Company recorded $191.7 million in IPR&D, $6.7 million in prepaid R&D and contingent consideration of $146.1 million.

Agreements

Business Developments

The Company entered into an agreement with Endo Pharmaceuticals Inc. (“Endo”) and Teikoku Seiyaku Co., Ltd to settle all outstanding patent litigation related to Actavis’ generic version of Lidoderm®. Per the terms of the agreement, on September 15, 2013, the Company launched its generic version of Lidoderm® (lidocaine topical patch 5%) to customers in the U.S. more than two years before the product’s patents expire. Under applicable Hatch Wax, the Company believes it is entitled to 180 days of marketing exclusivity. Lidoderm® is a local anesthetic indicated to relieve post-shingles pain. Additionally, under the terms of the agreement, the Company has received and distributed branded Lidoderm® product prior to the launch of the generic version of Lidoderm®.

On August 1, 2013, the Company entered into a purchase agreement with Palau Pharma S.A. (“Palau”) to acquire worldwide product rights to develop and commercialize albaconazole for the treatment of candidiasis. The Company simultaneously entered into a manufacturing and supply agreement with Palau for the supply of clinical and commercial quantities of the products. In connection with the execution of the agreements, the Company paid an upfront non-refundable payment of €10.0 million, or $13.4 million to Palau, which was recorded as research and development expense in the third quarter of 2013. The agreement also provides for certain future milestone payments up to €18.0 million in aggregate upon the successful completion of Phase III trials of the products, and regulatory approvals.

On May 1, 2013, the Company entered into an agreement to acquire the worldwide rights to Valeant Pharmaceuticals International, Inc. (“Valeant”) metronidazole 1.3% vaginal gel antibiotic development product, a topical antibiotic for the treatment of bacterial vaginosis. Under the terms of the agreement, the Company will acquire the product upon FDA approval for approximately $57.0 million which includes upfront and certain milestone payments, and guaranteed royalties for the first three years of commercialization. Upon Food and Drug Administration (“FDA”) approval or receipt of product launch quantity, the Company will account for this transaction using the acquisition method of accounting. In the event of generic competition on metronidazole 1.3% and should the Company choose to launch an authorized generic product, the Company would share the gross profits of the authorized generic with Valeant.

On April 5, 2013, the Company and Valeant entered into an agreement for Actavis to be the exclusive marketer and distributor of the authorized generic version of Valeant’s Zovirax® ointment (acyclovir 5%) product. Under the terms of the agreement, Valeant will supply the Company with a generic version of Valeant’s Zovirax® ointment product and the Company will market and distribute the product in the U.S. Additionally, Valeant granted the Company the exclusive right to co-promote Zovirax® cream (acyclovir 5%) to obstetricians and gynecologists in the U.S. and the Company granted Valeant the exclusive right to co-promote Actavis Specialty Brands’ Cordran® Tape (flurandrenolide) product in the U.S. Under terms of the agreement related to the co-promotion of Zovirax® cream, the Company will utilize its existing Specialty Brands sales and marketing structure to promote the product and will receive a co-promotion fee from sales generated by prescriptions written by its defined targeted physician group. The fees earned by Actavis under the Zovirax cream co-promotion arrangement will be recognized in other revenues in the period earned. Under the terms of the Cordran® Tape co-promotion agreement, Valeant will utilize its existing Dermatology sales and marketing structure to promote the product, and will receive a co-promotion fee on sales. The fees paid by Actavis under the Cordran Tape arrangement will be recognized in the period incurred as selling and marketing expenses.

Segments

Actavis, Inc. has three reportable segments: Actavis Pharma, Actavis Specialty Brands, and Anda Distribution. The Actavis Pharma segment includes off-patent pharmaceutical products that are therapeutically equivalent to proprietary products. The Actavis Specialty Brands segment includes patent-protected products and certain trademarked off-patent products that Actavis sells and markets as brand pharmaceutical products. The Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Actavis Pharma and Actavis Specialty Brands segments.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments, consisted of the following (in millions):

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total

Product sales	$1,527.2	$137.7	$307.1	$1,972.0	$912.5	$105.2	$243.0	$1,260.7
Other	24.9	16.1	—	41.0	8.4	16.1	—	24.5

Net revenues	1,552.1	153.8	307.1	2,013.0	920.9	121.3	243.0	1,285.2
Operating expenses:
Cost of sales (1)	774.3	41.4	267.2	1,082.9	487.5	30.3	206.3	724.1
Research and development	111.1	47.7	—	158.8	55.3	57.2	—	112.5
Selling and marketing	148.6	46.1	28.9	223.6	51.9	40.0	22.8	114.7

Contribution	$518.1	$18.6	$11.0	$547.7	$326.2	$(6.2)	$13.9	$333.9

Contribution margin	33.4%	12.1%	3.6%	27.2%	35.4%	(5.1)%	5.7%	26.0%
General and administrative				232.1				110.1
Amortization				146.3				95.2
Loss on asset sales, impairments, and contingent consideration adjustment, net				13.6				39.6

Operating income (loss)				$155.7				$89.0

Operating margin				7.7%				6.9%

(1)	Excludes amortization of acquired intangibles, including product rights.

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

Net revenues within our Actavis Pharma segment increased 68.5% or $631.2 million to $1,552.1 million for the three months ended September 30, 2013 compared to net revenues of $920.9 million in the prior year period. The increase in net revenues is primarily due to the Actavis Group acquisition in October 2012 ($656.2 million) and increased U.S. unit sales related to new products including lidocaine topical patch 5% ($167.5 million) offset in part by lower net sales of certain U.S. products including the authorized generic version of Concerta® (methylphenidate ER), metoprolol, and enoxaparin ($94.9 million), and lower net product sales within certain Legacy Watson international markets ($37.9 million).

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

Cost of sales within our Actavis Pharma segment increased 58.8% or $286.8 million to $774.3 million for the three months ended September 30, 2013 compared to $487.5 million in the prior year period. The increase in cost of sales was mainly due to increased product sales as a result of the Actavis Group acquisition ($342.4 million) and U.S. new product launches including the September 2013 launch of a generic version of Lidoderm® (lidocaine topical patch 5%) ($56.9 million), offset in part by a decrease in costs resulting from lower methylphenidate ER net product sales ($55.6 million) and lower net product sales within certain Legacy Watson international markets ($23.2 million). Cost of sales as a percentage of net revenues decreased to 49.9% as compared to 52.9% in the prior period.

Research and Development Expenses

R&D expenses consist predominantly of personnel-related costs, active pharmaceutical ingredient (“API”) costs, contract research, biostudy and facilities costs associated with product development.

R&D expenses within our Actavis Pharma segment increased 100.9% or $55.8 million to $111.1 million for the three months ended September 30, 2013 compared to $55.3 million in the prior year period primarily attributable to the Actavis Group acquisition.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, distribution costs, professional services costs, insurance, depreciation and travel costs.

Selling and marketing expenses within our Actavis Pharma segment increased 186.3% or $96.7 million to $148.6 million for the three months ended September 30, 2013 compared to $51.9 million in the prior year period primarily due to the Actavis Group acquisition.

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

Net revenues within our Actavis Specialty Brands segment increased 26.8% or $32.5 million to $153.8 million for the three months ended September 30, 2013 compared to net revenues of $121.3 million in the prior year period. The increase in net revenues was due to sales of Kadian®, acquired as part of the acquisition of the Actavis Group, continued product sales growth from Generess® Fe and Rapaflo® and sales of Oxytrol OTC to Merck & Co., Inc. ($29.6 million).

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

Cost of sales within our Actavis Specialty Brands segment increased 36.6% or $11.1 million to $41.4 million for the three months ended September 30, 2013 compared to $30.3 million in the prior year period. The increase was driven mainly by increased product volume primarily from Generess® Fe, Rapaflo® and Oxytrol OTC and contingent consideration fair value adjustments associated with previous business combinations, offset in part by lower Androderm® product sales. Cost of sales as a percentage of net revenues increased to 26.9% as compared to 25.0% in the prior year period.

Research and Development Expenses

R&D expenses consist mainly of personnel-related costs, contract research, clinical and facilities costs associated with the development of our products.

R&D expenses within our Actavis Specialty Brands segment decreased 16.6% or $9.5 million to $47.7 million for the three months ended September 30, 2013 compared to $57.2 million in the prior year period. The decrease in R&D expenses was primarily due to lower contractual in-licensing payments ($20.6 million), offset by higher biosimilar product development costs.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel-related costs, product promotion costs, distribution costs, professional services costs, insurance and depreciation.

Selling and marketing expenses within our Actavis Specialty Brands segment increased 15.3% or $6.1 million to $46.1 million for the three months ended September 30, 2013 compared to $40.0 million in the prior year period. The increase related to higher product promotional spending.

Anda Distribution Segment

Net Revenues

Our Anda Distribution segment distributes generic and brand pharmaceutical products manufactured by third parties, as well as by Actavis, primarily to independent pharmacies, pharmacy chains, pharmacy buying groups and physicians’ offices. Sales are principally generated through an in-house telemarketing staff and through internally developed ordering systems. The Anda Distribution segment operating results exclude sales by Anda of products developed, acquired, or licensed by Actavis Pharma and Specialty Brand segments.

Net revenues within our Anda Distribution segment increased 26.4% or $64.1 million to $307.1 million for the three months ended September 30, 2013 compared to net revenues of $243.0 million in the prior year period. The increase was primarily due to an increase in U.S. base product sales and due to volume increases ($39.0 million) and an increase in third party launches ($25.1 million).

Cost of Sales

Cost of sales includes third party acquisition costs, profit-sharing or royalty payments for products sold pursuant to licensing agreements and inventory reserve charges, where applicable. Cost of sales does not include amortization costs for acquired product rights or other acquired intangibles.

Cost of sales within our Anda Distribution segment increased 29.5% or $60.9 million to $267.2 million for the three months ended September 30, 2013 compared to $206.3 million in the prior year period. Cost of sales as a percentage of net revenues increased to 87.0% compared to 84.9% in the prior year period. The increase in costs of sales and costs of sales as a percentage of net revenues was due to product and customer mix.

Selling and Marketing Expenses

Selling and marketing expenses consist mainly of personnel costs, facilities costs, insurance and freight costs, which support the Anda Distribution segment sales and marketing functions.

Selling and marketing expenses within our Anda Distribution segment increased 26.8% or $6.1 million to $28.9 million for the three months ended September 30, 2013 compared to $22.8 million in the prior year period. The increase primarily related to higher freight costs and higher personnel costs.

General and Administrative Expenses

	Three Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
General and administrative expenses	$232.1	$110.1	$122.0	110.8%
as a % of net revenues	11.5%	8.6%

General and administrative expenses consist mainly of personnel-related costs, facilities costs, insurance, depreciation, litigation and settlement costs and professional services costs which are general in nature and not directly related to specific segment operations.

General and administrative expenses increased 110.8% or $122.0 million to $232.1 million for the three months September 30, 2013 compared to $110.1 million in the prior year period. The increase was primarily due to higher international costs mainly due to the Actavis Group acquisition ($51.9 million), higher stock-based compensation and related employer payroll taxes resulting from acceleration of directors and named executive officers unvested equity-based awards immediately prior to Warner Chilcott acquisition, as provided by the transaction agreement ($41.3 million), higher domestic costs mainly due to increased personnel, legal fees and other costs ($15.2 million), higher litigation costs ($14.4 million) and higher acquisition and integration costs ($2.5 million).

Amortization

	Three Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
Amortization	$146.3	$95.2	$51.1	53.7%
as a % of net revenues	7.3%	7.4%

The Company’s amortizable assets consist primarily of acquired product rights. Amortization for the three months ended September 30, 2013 increased from the prior year period primarily as a result of amortization of identifiable intangible assets acquired in the Actavis Group acquisition partially offset by product rights and other intangible assets, which were fully amortized prior to the current period, including the atorvastatin product rights.

Loss on Asset Sales, Impairments, and Contingent Consideration Fair Value Adjustment, net

	Three Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
Loss on asset sales, impairments, and contingent consideration adjustment, net	$13.6	$39.6	$(26.0)	NM

Loss on asset sales, impairments, and contingent consideration fair value adjustment, net for the three months ended September 30, 2013 includes an impairment of a product right intangible assets acquired as part of the Specifar acquisition ($13.9 million), offset in part by net gains on miscellaneous asset sales and impairments ($0.3 million). Loss on asset sales, impairments, and contingent consideration fair value adjustment, net for the three months ended September 30, 2012 includes an impairment loss related to a manufacturing facility in Greece ($40.3 million) partially offset by a gain on the sale of an Australian subsidiary ($0.8 million).

Interest Income

	Three Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
Interest income	$1.4	$0.4	$1.0	NM

Interest Expense

	Three Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
Interest expense - 2009 Senior Notes	$12.3	$12.3	—
Interest expense - 2012 Senior Notes	32.4	—	32.4
Interest expense - Term Loan	7.8	—	7.8
Interest expense - Revolving Credit Facility	0.3	1.2	(1.2)
Interest expense - Mandatorily Redeemable Preferred Stock	—	4.7	(4.4)
Interest expense - Other	5.3	1.2	4.1

Total Interest Expense	$58.1	$19.4	$38.7	NM

Other Income (Expense), net

	Three Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
Earnings on equity method investments	$1.6	$(1.4)	$3.0
Other income (expense)	(3.7)	43.1	(46.8)

	$(2.1)	$41.7	$(43.8)	NM

Other income (expense), net for the three months ended September 30, 2013 includes a release of an indemnification receivable established in connection with an acquisition ($8.8 million), offset in part by gains on foreign currency transactions ($3.6 million) and a gain on the sale of securities ($1.1 million).

Other income (loss) for the three months ended September 30, 2012 includes a gain on foreign exchange derivatives used to hedge the Company’s Euro denominated acquisition price for Actavis Group ($52.7 million) partially offset by amortization of Bridge Facility debt issuance costs ($10.2 million).

Provision for Income Taxes

	Three Months Ended September 30,		Change
($ in millions):	2013	2012
Provision for income taxes	$31.4	$35.0	$(3.6)
Effective tax rate	32.4%	31.3%

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate primarily due to the inability to tax benefit losses incurred in certain foreign jurisdictions and the amortization of foreign intangible assets being tax benefited at a lower rate than the U.S. federal tax rate as well as certain one-time items described below.

The Company’s effective tax rate for the three months ended September 30, 2013 was 32.4% compared to 31.3% for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 was favorably impacted by audit settlements and tax rate changes. This was partially offset by limitations on the deductibility of certain executive compensation. The effective tax rate for the three months ended September 30, 2012 was impacted by the non taxability of a gain related to a foreign exchange derivative, reversal of tax liabilities from the completion of our 2007-2009 federal tax audit, reversal of a valuation allowance relating to the sale of an equity method investment and tax rate changes in foreign jurisdictions. The Company’s effective rate is also impacted by losses in certain foreign jurisdictions for which no tax benefit is provided and the amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30 2012

Results of operations, including segment net revenues, segment operating expenses and segment contribution information for the Company’s Actavis Pharma, Actavis Specialty Brands and Anda Distribution segments, consisted of the following (in millions):

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total	Actavis Pharma	Actavis Specialty Brands	Anda Distribution	Total

Product sales	$4,576.8	$380.8	$813.9	$5,771.5	$2,996.5	$299.0	$782.5	$4,078.0
Other	78.3	48.5	—	126.8	35.5	51.2	—	86.7

Net revenues	4,655.1	429.3	813.9	5,898.3	3,032.0	350.2	782.5	4,164.7
Operating expenses:
Cost of sales (1)	2,413.0	105.6	700.5	3,219.1	1,619.1	84.8	678.5	2,382.4
Research and development	313.6	112.9	—	426.5	165.2	115.5	—	280.7
Selling and marketing	468.8	136.7	80.9	686.4	152.0	130.2	68.5	350.7

Contribution	$1,459.7	$74.1	$32.5	$1,566.3	$1,095.7	$19.7	$35.5	$1,150.9

Contribution margin	31.4%	17.3%	4.0%	26.6%	36.1%	5.6%	4.5%	27.6%
General and administrative				643.7				396.3
Amortization				454.3				332.9
Loss on asset sales, goodwill and other impairments, and contingent consideration adjustment, net				816.9				119.6

Operating income (loss)				$(348.6)				$302.1

Operating margin				(5.9%)				7.3%

(1)	Excludes amortization of acquired intangibles, including product rights

Actavis Pharma Segment

Net Revenues

Net revenues within our Pharma segment increased 53.5% or $1,623.1 million to $4,655.1 million for the nine months ended September 30, 2013 compared to net revenues of $3,032.0 million in the prior year period. The increase in net revenues is primarily due to the Actavis Group acquisition in October 2012 ($2,018.5 million) and increased U.S. unit sales related to new products including lidocaine topical patch 5% ($236.7 million), partially offset by lower net sales of certain U.S. products including the authorized generic versions of Lipitor® (atorvastatin) and Concerta® (methylphenidate ER), and metoprolol ($506.6 million) and lower Legacy Watson net product sales within certain international markets ($49.5 million).

Cost of Sales

Cost of sales within our Actavis Pharma segment increased 49.0% or $793.9 million to $2,413.0 million for the nine months ended September 30, 2013 compared to $1,619.1 million in the prior year period. The increase in cost of sales was mainly due to increased product sales as a result of the Actavis Group acquisition ($1,115.2 million). The increase in cost of sales was offset in part by lower sales of atorvastatin and methylphenidate ER ($343.6 million). Cost of sales as a percentage of net revenues decreased to 51.8% from 53.4% in the prior year period primarily related to product mix.

Research and Development Expenses

R&D expenses within our Actavis Pharma segment increased 89.8% or $148.4 million to $313.6 million for the nine months ended September 30, 2013 compared to $165.2 million in the prior year period. The increase was primarily due to the Actavis Group acquisition.

Selling and Marketing Expenses

Selling and marketing expenses within our Actavis Pharma segment increased 208.4% or $316.8 million to $468.8 million for the nine months ended September 30, 2013 compared to $152.0 million in the prior year period primarily due to the Actavis Group acquisition.

Actavis Specialty Brands Segment

Net Revenues

Net revenues within our Actavis Specialty Brands segment increased 22.6% or $79.1 million to $429.3 million for the nine months ended September 30, 2013 compared to net revenues of $350.2 million in the prior year period. The increase in net revenues was due to sales of Kadian®, acquired as part of the acquisition of the Actavis Group, continued product sales growth from Generess® Fe and Rapaflo® and sales of Oxytrol OTC to Merck & Co., Inc. and increased Canadian sales.

Cost of Sales

Cost of sales within our Actavis Specialty Brands segment increased 24.5% or $20.8 million to $105.6 million for the nine months ended September 30, 2013 compared to $84.8 million in the prior year period. The increase was driven mainly by increased product volume primarily from Generess® Fe, Rapaflo® and Oxytrol OTC and contingent consideration fair value adjustments associated with previous business combinations, offset in part by lower Androderm® product sales. Cost of sales as a percentage of net revenues increased to 24.6% from 24.2% in the prior year.

Research and Development Expenses

R&D expenses within our Actavis Specialty Brands segment decreased 2.3% or $2.6 million to $112.9 million for the nine months ended September 30, 2013 compared to $115.5 million in the prior year period. The decrease in R&D expenses was primarily due to lower contractual in-licensing costs ($30.6 million), offset in part by higher biosimilar product development costs.

Selling and Marketing Expenses

Selling and marketing expenses within our Actavis Specialty Brands segment increased by 5.0% or $6.5 million to $136.7 million for the nine months ended September 30, 2013 compared to $130.2 million in the prior year period. The increase related to higher product promotional spending.

Anda Distribution Segment

Net Revenues

Net revenues within our Anda Distribution segment increased 4.0% or $31.4 million to $813.9 million for the nine months ended September 30, 2013 compared to net revenues of $782.5 million in the prior year period. The increase was primarily due to an increase in volume in the base business.

Cost of Sales

Cost of sales within our Anda Distribution segment increased 3.2% or $22.0 million to $700.5 million for the nine months ended September 30, 2013 compared to $678.5 million in the prior year period. The increase in costs of sales was due to the higher sales. Cost of sales as a percentage of revenue decreased to 86.1% compared to 86.7% in the prior year due to product and customer mix.

Selling and Marketing Expenses

Selling and marketing expenses within our Anda Distribution segment increased 18.1% or $12.4 million to $80.9 million for the nine months ended September 30, 2013 compared to $68.5 million in the prior year period. The increase primarily related to higher freight costs and higher personnel costs.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
General and administrative expenses	$643.7	$396.3	$247.4	62.4%
as a % of net revenues	10.9%	9.5%

General and administrative expenses increased 62.4% or $247.4 million to $643.7 million for the nine months ended September 30, 2013 compared to $396.3 million in the prior year period primarily due to higher international costs mainly due to the Actavis Group acquisition ($152.7 million), higher domestic costs as a result of higher personnel, legal fees and other costs ($59.5 million), higher stock-based compensation and related employer payroll taxes resulting from acceleration of directors and named executive officers unvested equity-based awards immediately prior to Warner Chilcott acquisition, as provided by the transaction agreement ($41.3 million).

Amortization

	Nine Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
Amortization	$454.3	$332.9	$121.4	36.5%
as a % of net revenues	7.7%	8.0%

Amortization for the nine months ended September 30, 2013 increased from the prior year period primarily as a as a result of amortization of identifiable intangible assets acquired in the Actavis Group acquisition partially offset by product rights and other intangible assets, which were fully amortized prior to the current period, including the atorvastatin product rights.

Loss on asset sales, impairments, and contingent consideration adjustment, net

	Nine Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
Loss on asset sales, impairments, and contingent consideration adjustment, net	$816.9	$119.6	$697.3	NM

Loss on asset sales, impairments, and contingent consideration fair value adjustment, net for the nine months ended September 30, 2013 includes an impairment charge related to the goodwill in the Actavis Pharma — Europe reporting unit ($647.5 million), a charge associated with the issuance of an additional 1.7 million shares of common stock in connection with the Actavis Group acquisition ($150.3 million), an impairment charge related to a facility in Greece ($19.4 million), an impairment of IPR&D intangibles in connection with the Arrow Group acquisition ($4.4 million), and an impairment of a product right intangible asset in connection with the Specifar acquisition ($13.9 million), offset in part by gains related to the sale of our Russian subsidiary, a manufacturing facility in India, the sale of a German subsidiary and net gains on miscellaneous asset sales and impairments ($18.6 million).

Loss on asset sales, impairments, and contingent consideration fair value adjustments, net for the nine months ended September 30, 2012 includes an impairment charge of IPR&D intangible assets relating to the Specifar acquisition ($101.0 million) and an impairment charge related to a manufacturing facility located in Greece ($40.3 million), partially offset by a fair value adjustment of a contingent obligation due to the Specifar selling shareholders based on esomeprazole gross profits ($21.3 million). The esomeprazole impairment primarily related to three products as a result of various factors occurring during the second quarter mainly related to delays in expected launch dates, competitive factors resulting in realization of lower pricing and incremental costs related to manufacturing efforts. These events led to revised estimates of the fair value of each IPR&D asset compared to the current carrying values. The impairment of the Greece facility is due to a change in the intended use of the facility as a result of the Company’s decision during the third quarter of 2012 to discontinue further construction as a result of the planned acquisition of the Actavis Group.

Interest Income

	Nine Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
Interest income	$3.4	$1.3	$2.1	161.5%

Interest Expense

	Nine Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
Interest expense - 2009 Senior Notes	$37.1	$37.0	$0.1
Interest expense - 2012 Senior Notes	96.7	—	96.7
Interest expense - Term Loan	23.9	—	23.9
Interest expense - Revolving Credit Facility	0.9	4.0	(3.1)
Interest expense - Mandatorily Redeemable Preferred Stock	—	13.7	(13.7)
Interest expense - Other	10.1	7.4	2.7

Total Interest Expense	$168.7	$62.1	$106.6	171.7%

Other Income (Expense), net

	Nine Months Ended September 30,		Change
($ in millions):	2013	2012	Dollars	%
Earnings (loss) on equity method investments	$3.6	$(0.3)	$3.9
Other income (expense)	18.7	(113.1)	131.8

	$22.3	$(113.4)	$135.7	NM

Other income (expense), net for the nine months ended September 30, 2013 includes a gain from the release of funds held in an escrow account established in connection with the Arrow acquisition ($15.0 million), a gain on foreign currency transactions ($10.9 million), and a gain on the sale of securities ($1.1 million), offset in part by the release of an indemnification receivable established in connection with an acquisition ($8.8 million).

Other income (expense), net for the nine months ended September 31, 2012 includes a loss on foreign exchange derivatives used to hedge the Company’s Euro denominated acquisition price for Actavis Group ($90.0 million), amortization of Bridge Facility debt issuance costs ($12.5 million), and the reversal of a tax indemnification asset established as part of the Specifar acquisition ($2.2 million).

Provision for Income Taxes

	Nine Months Ended September 30,		Change
($ in millions):	2013	2012
Provision for income taxes	$111.0	$58.6	$52.4
Effective tax rate	(22.6%)	45.8%

The Company’s effective tax rate for the nine months ended September 30, 2013 was (22.6%) compared to 45.8% for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 was impacted by certain non-deductible pre-tax expenses including a goodwill impairment charge of $647.5 million, a charge for consideration due to the former Actavis Group stakeholders of $150.3 million and non-deductible executive compensation. This was partially offset by non-taxable pre-tax income of $15.0 million related to the Arrow acquisition. The effective tax rate for the nine months ended September 30, 2012 was impacted by the non-deductibility of a loss from foreign exchange derivatives partially offset by the reversal of deferred tax liabilities relating to the Ascent acquisition. The Company’s effective tax rate is also impacted by losses in certain foreign jurisdictions for which no tax benefit is provided and the amortization of intangible assets being tax benefited at a lower rate than the U.S. federal tax rate.

Liquidity and Capital Resources

Working capital at September 30, 2013 and December 31, 2012 is summarized as follows (in millions):

	September 30,	December 31,	Increase
	2013	2012	(Decrease)
Current Assets:
Cash and cash equivalents	$368.0	$319.0	$49.0
Marketable securities	5.5	9.0	(3.5)
Accounts receivable, net	1,366.2	1,330.9	35.3
Inventories, net	1,658.9	1,546.5	112.4
Prepaid expenses and other current assets	382.3	323.6	58.7
Deferred tax assets	292.5	309.3	(16.8)

Total current assets	4,073.4	3,838.3	235.1

Current liabilities:
Accounts payable and accrued liabilities	2,131.4	2,467.9	(336.5)
Current portion of long-term debt and capital leases	627.1	176.2	450.9
Income taxes payable	17.0	68.1	(51.1)
Other	31.7	37.1	(5.4)

Total current liabilities	2,807.2	2,749.3	57.9

Working Capital	$1,266.2	$1,089.0	$177.2

Current Ratio	1.45	1.40

Working Capital increased $177.2 million to $1,266.2 million at September 30, 2013 compared to $1,089.0 million at December 31, 2012. The increase in working capital was primarily due to a decrease in accounts payable and accrued liabilities attributable to the settlement of the Actavis Group shareholder’s contingent consideration liability, which resulted in the issuance of the 5,500,000 shares earned ($486.3 million). The decrease in accounts payable is offset in part by an increase in the current portion of long-term debt for the Senior Notes due on August 14, 2014 ($450.9 million), which the Company has elected to redeem on November 5, 2013.

Cash Flows from Operations

Summarized cash flows from operations are as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$561.8	$446.0

Cash flows from operations represent net income adjusted for certain non-cash items and changes in assets and liabilities. Cash provided by operating activities was $561.8 million for the nine months ended September 30, 2013 compared to $446.0 million for the prior year period. The increase was mostly due to the increase in net income excluding non-cash charges for asset sales and impairments, including goodwill, amortization and depreciation.

Investing Cash Flows

Summarized cash flows from investing are as follows (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash used in investing activities	$(286.1)	$(471.5)

Investing cash flows consist primarily of cash used for acquisitions, capital expenditures, purchases of product rights, investments and marketable securities offset by proceeds from the sale of investments, marketable securities and property and equipment. Included in the nine months ended September 30, 2013 was cash used in connection with the Uteron acquisition, net of cash acquired ($141.3 million), cash used in connection with Medicines360 acquisition ($52.3 million) and capital expenditures for property and equipment ($117.4 million), offset by proceeds from the sale of property and equipment and marketable securities and other investments ($30.9 million).

Included in the nine months ended September 30, 2012 was cash used in connection with the Ascent acquisition, net of cash acquired ($383.5 million) and capital expenditures for property and equipment ($93.3 million).

Financing Cash Flows

Summarized financing cash flows are as follows (in millions):

	2013	2012
Net cash provided by (used in) financing activities	$(201.8)	$41.8

Financing cash flows consist primarily of borrowings and repayments of debt, repurchases of common stock, proceeds from the exercise of stock options, and payment of contingent consideration. Included in the nine months ended September 30, 2013 were net payments on debt ($135.6 million), acquisition of non-controlling interests ($10.4 million), the repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($165.4 million), offset by excess tax benefit from stock based compensation ($69.2 million) and proceeds from stock option exercises ($44.0 million).

Included in the nine months ended September 30, 2012 were borrowing under the Revolving Credit Facility to fund the Ascent acquisition ($375.0 million) and proceeds from stock option exercises ($17.1 million), partially offset by principal payments on debt ($201.7 million), payments on contingent consideration liabilities primarily related to atorvastatin ($107.2 million), debt issuance costs ($34.1 million), and the repurchase of common stock to satisfy tax withholding obligations in connection with vested restricted stock issued to employees ($15.4 million).

Debt and Borrowing Capacity

Our outstanding debt obligations are summarized as follows (in millions):

	September 30,	December 31,	Increase
	2013	2012	(Decrease)
Current portion of long-term debt and capital leases	$627.1	$176.2	$450.9
Long-term debt and capital leases	5,683.3	6,257.1	(573.8)

Total debt	$6,310.4	$6,433.3	$(122.9)

Debt to capital ratio	62.7%	62.5%

Long-term Obligations

As of September 30, 2013, there have been no material changes in the Company’s enforceable and legally binding obligations, contractual obligations, and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. At December 31, 2012, included in our long term obligations table was co-development expenses, the most significant of which was future co-development costs under the collaboration agreement with Amgen Inc. At September 30, 2013, Actavis’ maximum potential remaining co-development obligation under this agreement was $329.4 million. As of October 1, 2013, Actavis plc entered into a $2.0 billion term loan agreement for Warner Chilcott and issued letters of credit of $2.1 million.

Redemption of Debt

On October 18, 2013, the Company instructed Wells Fargo Bank, National Association, as trustee, to issue a notice to the holders of the Senior Notes due on August 14, 2014 that Actavis, Inc. has elected to redeem in full the entire aggregate principal amount of the Notes on November 5, 2013 (the “Redemption Date”). The Notes, which have an outstanding principal balance of $450.0 million and which are fully and unconditionally guaranteed by the Company, will be redeemed at a redemption price equal to the sum of the present values of the remaining scheduled payments of principal and interest on the Notes from the Redemption Date to August 15, 2014, discounted to the Redemption Date on a semi-annual basis at the Treasury Rate (as defined in the Indenture), plus 40 basis points, plus accrued and unpaid interest, if any, to, but excluding, the Redemption Date. The Company will use cash on hand and revolving loans to fund this redemption.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, net revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance to address the diversity in practice related to the financial statement presentation of unrecognized tax benefits as either a reduction of a deferred tax asset or a liability when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company’s financial statement presentation is in accordance with this guidance; therefore the above pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued clarifying guidance for the release of the cumulative translation adjustment in accumulated other comprehensive income when an entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in the subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this guidance is not expected to have any impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued guidance that supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income. The new guidance requires entities to separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts are required to be reclassified to net income in their entirety in the same reporting period. This information is to be provided, in one location, in either the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2012 and interim and annual periods thereafter. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Investment Risk

As of September 30, 2013, our total investments in marketable and equity securities of other companies, including equity method investments were $5.5 million (included in marketable securities and investments and other assets). The fair values of these investments are subject to significant fluctuations due to volatility of the stock market and changes in general economic conditions.

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

Floating Rate Debt

At September 30, 2013, there were borrowings outstanding under our Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at the Company’s choice of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 0.75% per annum depending on the Debt Rating or (b) a Eurodollar rate, plus an applicable margin varying from 0.875% per annum to 1.75% per annum depending on the Debt Rating. At September 30, 2013, borrowings outstanding under the Term Loan Credit Agreement were $1,572.5 million. Borrowings under the Term Loan Credit Agreement will mature October 31, 2017. The outstanding principal amount under the Term Loan Credit Agreement is payable in equal quarterly amounts of 2.50% per quarter with the remaining balance payable on the maturity date. Borrowings under the Term Loan Credit Agreement bear interest at the Company’s choice of a per annum rate equal to either (a) a base rate, plus an applicable margin per annum varying from 0.00% per annum to 1.00% per annum depending on the publicly announced debt ratings for non-credit-enhanced, senior unsecured long-term indebtedness of Parent (such applicable debt rating the “Debt Rating”) or (b) a Eurodollar rate, plus an applicable margin varying from 1.00% per annum to 2.00% per annum depending on the Debt Rating. Assuming a one percent increase in the applicable interest rate, annual interest expense under the Term Loan Credit Agreement would increase by approximately $15.7 million over the next twelve months.

On October 1, 2013, Actavis plc, Bank of America, N.A., as Administrative Agent and a syndicate of banks participating as lenders entered into a new senior unsecured term loan credit (the “New Term Loans”) pursuant to which the lenders party to the agreement provide loans, to Warner Chilcott Corporation, a Delaware corporation (the “US Borrower”), WC Luxco S.à r.l., a private limited liability company (société à responsabilité limitée), incorporated under the laws of the Grand-Duchy of Luxembourg (the “Luxembourg Borrower”), and Warner Chilcott Company, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico (the “Puerto Rico Borrower” and, together with the US Borrower and the Luxembourg Borrower, the “WC Borrowers”) in an aggregate amount, not to exceed $2.0 billion, comprised of (i) a $1.0 billion tranche that will mature on October 1, 2016 (the “Three Year Tranche”) and (ii) a $1.0 billion tranche that will mature on October 1, 2018 (the “Five Year Tranche”). The proceeds of borrowings under the New Term Loans were used to finance, in part, the repayment in full of all amounts outstanding under Warner Chilcott’s then-existing Credit Agreement, dated as of March 17, 2011, as amended by Amendment No. 1 on August 20, 2012, among the WC Borrowers, Bank of America, as administrative agent and a syndicate of banks participating as lenders.

Fixed Rate Debt

On October 2, 2012, the Company issued $1,200.0 million aggregate principal amount of 1.875% senior notes due October 1, 2017 (“2017 Notes”), $1,700.0 million aggregate principal amount of 3.250% senior notes due October 1, 2022 (“2022 Notes”), and $1,000.0 million aggregate principal amount of 4.625% senior notes due October 1, 2042 (“2042 Notes” and together with the 2017 Notes and the 2022 Notes,” the “2012 Senior Notes.” Interest payments on the 2012 Senior Notes are due semi-annually in arrears on April 1 and October 1 beginning April 1, 2013. The outstanding balance under the 2012 Senior Notes at September 30, 2013 was $3,868.0 million. On August 24, 2009, the Company issued $450.0 million aggregate principal amount of 5.00% senior notes due 2014 and $400.0 million aggregate principal amount of 6.125% senior notes due 2019 (the “2009 Senior Notes”). Interest payments are due on the 2009 Senior Notes semi-annually in arrears on February 15 and August 15, respectively, beginning February 15, 2010 at an effective annual interest rate of 5.43% on the 2014 Notes and 6.35% on the 2019 Notes. The outstanding balance under the 2009 Senior Notes at September 30, 2013 was $849.1 million. As of September 30, 2013, the aggregate fair value of the 2009 and 2012 Senior Notes was $8.8 million less than the carrying value. Changes in market interest rates generally affect the fair value of fixed-rate debt, but do not impact earnings or cash flows. Accordingly, we believe the effect, if any, of reasonably possible near-term changes in the fair value of our Senior Notes would not be material on our financial condition, results of operations or cash flows. Based on quoted market rates of interest and maturity schedules for similar debt issues, we estimate that the fair values of our other notes payable approximated their carrying values on September 30, 2013.

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

Foreign Currency Forward Contracts

The Company has entered into foreign currency forward contracts to mitigate volatility in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward contracts outstanding at September 30, 2013 have settlement dates within 6 months. These foreign currency forward contracts are not accounted for as hedges and, therefore, any unrealized gains or losses are recognized in income during the period. The foreign currency forward contracts to buy/sell Euros with the foreign currencies noted below at September 30, 2013 were as follows:

	Notional Amount
Foreign Currency	Buy	Sell
Czech Republic Koruna	€1.2	€—
New Zealand Dollar		0.2
Polish Zloty	3.3	—
Romanian Leu	—	2.0
Swedish Krona	4.9	—

	€9.4	€2.2

	Notional Amount
Foreign Currency	Buy	Sell
New Zealand Dollar	$—	$2.2

	$—	$2.2

Net foreign currency gains and losses did not have a material effect on the Company’s results of operations for the three and nine month periods ended September 30, 2013 and 2012. Assuming a ten percent decline in the value of the Euro, net foreign currency losses would increase by approximately $1.1 million.

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

There have been no changes in the Company’s internal control over financial reporting, during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to “PART I, ITEM 3. LEGAL PROCEEDINGS,” of our Annual Report on Form 10-K for the year ended December 31, 2012 and “Legal Matters” in “NOTE 12 — Commitments and Contingencies” in the accompanying “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item IA, To Part II” of our Annual Report on Form 10-K for the year ended December 31, 2012. Additionally, on October 1, 2013, the Company and Warner Chilcott Public Limited Company (“Warner Chilcott”) completed their previously announced merger (the “Transaction”). As a result of the Transaction, the Company became a wholly owned subsidiary of Actavis plc, and Actavis plc became the successor registrant to the Company. Please see the Quarterly Report on Form 10-Q for the period ended September 30, 2013 filed by Actavis plc for more information regarding the risks facing the Company and Actavis plc following the Transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities.

(b)	Use of Proceeds

N/A.

(c)	Issuer Purchases of Equity Securities

During the quarter ended September 30, 2013, the Company repurchased 1,013,227 shares surrendered to the Company to satisfy tax withholding in connection with the vesting of restricted stock issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2013	7,723	$116.41	—	—
August 1 - 31, 2013	387,056	$136.76	—	—
September 1 - 30, 2013	618,448	$143.97	—	—

ITEM 6. EXHIBITS

(a) Exhibits:

Reference is hereby made to the Exhibit Index on page 64.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTAVIS, INC. (Registrant)

By:	/s/ R. Todd Joyce
R. Todd Joyce
Chief Financial Officer — Global (Principal Financial Officer)

/s/ James C. D’Arecca
James C. D’Arecca
Chief Accounting Officer (Principal Accounting Officer)

Date: October 31, 2013

EXHIBIT INDEX TO FORM 10-Q

For the Quarterly Period Ended September 30, 2013

Exhibit No.	Description

2.1

Transaction Agreement, dated May 19, 2013, by and among Actavis, Inc., Warner Chilcott Public Limited Company, Actavis Limited (now known as Actavis plc), Actavis Ireland Holding Limited, Actavis W.C. Holding LLC (now known as Actavis W.C. Holding Inc.) and Actavis W.C. Holding 2 LLC (now known as Actavis W.C. Holding 2 Inc.) (incorporated by reference to Exhibit 2.1 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on May 23, 2013).

3.1	Amended and Restated Articles of Incorporation of Actavis, Inc. (incorporated by reference to Exhibit 3.1 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on October 2, 2013).

3.2	Third Amended and Restated Bylaws of Actavis, Inc. (incorporated by reference to Exhibit 3.2 of Actavis, Inc.’s Current Report on Form 8-K filed with the SEC on October 2, 2013).

4.1

Fourth Supplemental Indenture, dated as of October 1, 2013, by and among Actavis, Inc., Actavis plc (formerly known as Actavis Limited) and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of Actavis plc’s Current Report on Form 8-K, filed with the SEC on October 1, 2013).

10.1	Term Loan Amendment Agreement, by and among Actavis, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of August 1, 2013 (incorporated by reference to Exhibit 10.1 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.2	Revolver Loan Amendment Agreement, by and among Actavis, Inc., Banks of America, N.A., as Administrative Agent, and the lenders party thereto, dated as of August 1, 2013 (incorporated by reference to Exhibit 10.2 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.3	Amended and Restated Actavis Term Loan Credit Facility, by and among Actavis WC Holding S.à.r.l., Actavis, Inc., Actavis plc (formerly known as Actavis Limited), the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, to be dated as of the Closing Date (incorporated by reference to Exhibit 10.3 of Actavis, Inc.’s Current Report on Form 8-K, filed with the SEC on August 2, 2013).

10.4	Amended and Restated Actavis Revolving Credit Facility, by and among Actavis WC Holding S.à.r.l., Actavis Inc., Actavis plc (formerly known as Actavis Limited), the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, to be dated as of the Closing Date (incorporated by reference to Exhibit 10.4 of Actavis, Inc.’s August 2, 2013 Current Report on Form 8-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. of Section 1350, as adopted pursuant to by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act